Form 10-Q
period 1996-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 1996-05-14
CIK 910612

                   Securities Exchange Act of 1934 -- Form10-Q
==========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 1996
                                    ------------------------

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended ___________to ____________

    Commission File Number   1-12494
                           ---------------

                       CBL & Associates Properties, Inc.
             ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                       62-1545718
          -------------------------------    -------------------
         (State or other jurisdiction of        (IRS Employer
         incorporation or organization)       Identification No.)

     One Park Place, 6148 Lee Highway, Chattanooga, TN    37421
     ------------------------------------------------- ----------
     (Address of principal executive offices)           (Zip Code)

    Registrant's telephone number, including area code)(423) 855-0001
                                                       --------------

Former name, former address and former fiscal year, if changed since last report)___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----
The number of shares outstanding of each of the registrants classes of common stock, as of May 1, 1996: Common Stock, par value $.01 per share, 20,848,108 shares.

                          CBL & ASSOCIATES PROPERTIES, INC.

                                      INDEX
                                      ------

PART I  FINANCIAL INFORMATION                                    PAGE NUMBER

         ITEM 1: FINANCIAL INFORMATION                                 3

         CONSOLIDATED BALANCE SHEETS - AS OF
         MARCH 31, 1996 AND DECEMBER 31, 1995                          4

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
         THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995                5

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         THREE MONTHS ENDED MARCH 31, 1996 AND 1995                    6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS         9

PART II OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS                                    24

         ITEM 2: CHANGES IN SECURITIES                                24

         ITEM 3: DEFAULTS UPON SENIOR SECURITIES                      24

         ITEM 4: SUBMISSION OF MATTERS TO HAVE A VOTE OF
                 SECURITY HOLDERS                                     24

         ITEM 5: OTHER INFORMATION                                    25

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K                     25

SIGNATURE                                                             26

                       CBL & ASSOCIATES PROPERTIES, INC.



ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "REIT") December 31, 1995 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1995.

                          CBL & ASSOCIATES PROPERTIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                                              MARCH 31,      DECEMBER 31,
                                                                              1996           1995
                                                                              (UNAUDITED)    (AUDITED)
                                                                              -----------    ------------
Real estate assets:
  Land ...................................................................     $ 98,858       $ 98,305
  Buildings and improvements..............................................      725,575        722,178
                                                                               --------       --------
                                                                                824,433        820,483
    Less: Accumulated depreciation........................................      (95,871)       (89,818)
                                                                               --------       --------
                                                                                728,562        730,665
  Developments in progress................................................       43,207         28,273
                                                                               --------       --------
    Net investment in real estate assets..................................      771,769        758,938
Cash and cash equivalents.................................................        2,121          3,029
Receivables:
  Tenant..................................................................       10,818         10,479
  Other...................................................................          724            974
Notes receivable..........................................................       34,440         34,262
Other assets..............................................................        7,442          6,486
                                                                               --------       --------
                                                                               $827,314       $814,168
                                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable..........................................     $406,970       $392,754
Accounts payable and accrued liabilities..................................       16,728         28,035
                                                                               --------       --------
  Total liabilities.......................................................      423,698        420,789
                                                                               --------       --------
Commitments and contingencies.............................................            -              -
Distributions and losses in excess of investment in
  unconsolidated affiliates...............................................        8,891          8,795
                                                                               --------       --------
Minority interest                                                               116,815        113,692
                                                                               --------       --------
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued           -              -

  Common stock, $.01 par value, 95,000,000 shares authorized, 20,848,073 and
  20,837,099 shares issued and outstanding in 1996 and 1995, respectively           208            208

  Excess stock, $.01 par value, 100,000,000 shares authorized, none issued            -              -

  Additional paid - in capital............................................      291,421        291,182
  Accumulated deficit.....................................................      (13,424)       (20,142)
  Deferred compensation...................................................         (295)          (356)
                                                                               --------       --------
    Total shareholders' equity............................................      277,910        270,892
                                                                               --------       --------
                                                                               $827,314       $814,168
                                                                               ========       ========
The accompanying notes are an integral part of these balance sheets.

                                    CBL & ASSOCIATES PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  -------------------
                                                                                  1996        1995
                                                                                  ------     -------
REVENUES:
Rentals:
   Minimum.....................................................................   $22,498     $19,004
   Percentage..................................................................     1,046         997
   Other.......................................................................       233         147
Tenant reimbursements..........................................................    10,123       8,722
Management and leasing fees....................................................       608         590
Development fees...............................................................         -         249
Interest and other.............................................................       872       1,009
                                                                                   -------     -------
  Total revenues...............................................................    35,380      30,718
                                                                                   -------     -------
EXPENSES:
Property operating.............................................................     5,418       4,898
Depreciation and amortization..................................................     6,149       5,325
Real estate taxes..............................................................     2,660       2,330
Maintenance and repairs........................................................     2,256       1,910
General and administrative.....................................................     2,189       2,385
Interest.......................................................................     7,891       7,398
Other..........................................................................       196           -
                                                                                   -------     -------
  Total expenses...............................................................    26,759      24,246
                                                                                   -------     -------
INCOME FROM OPERATIONS.........................................................     8,621       6,472
GAIN ON SALES OF REAL ESTATE ASSETS............................................       615         152
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES................................       670         527
MINORITY INTEREST IN EARNINGS:
  Operating partnership........................................................    (3,019)     (2,535)
  Shopping center properties...................................................      (150)       (116)
                                                                                   -------     -------
NET INCOME.....................................................................    $6,737      $4,500
                                                                                   =======     =======
EARNINGS PER COMMON SHARE DATA:
NET INCOME.....................................................................     $0.32       $0.27
                                                                                   =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING............................................    20,847      16,642
                                                                                   =======     =======

The accompanying notes are an integral part of these statements.

                                CBL & ASSOCIATES PROPERTIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                  -------------------
                                                                                   1996        1995
                                                                                  -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................    $15,808    $8,384
                                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets.............................................    (23,684)    (27,539)
 Acquisition of shopping center properties...................................          -     (22,105)
 Proceeds from sales of real estate assets...................................      1,491         250
 Additions to notes receivable...............................................       (263)       (281)
 Payments received on notes receivable.......................................         85         556
                                                                                 --------    --------
Net cash used in investing activities........................................    (22,371)    (49,119)
                                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and notes payable....................................    111,285      48,780
 Principal payments on mortgage and notes payable............................    (97,069)     (1,541)
 Dividends paid..............................................................     (8,283)     (6,239)
 Proceeds from issuance of common stock......................................         33           -
 Additional investments in and advances to unconsolidated affiliates.........       (315)        (354)
                                                                                 --------    --------
Net cash provided by financing activities....................................      5,651      40,646
                                                                                 --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................................       (912)        (89)
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, beginning of period...............................      3,029       2,053
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period.....................................     $2,117      $1,964
                                                                                 ========    ========

The accompanying notes are an integral part of these statements.

                                 CBL & ASSOCIATES PROPERTIES, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - UNCONSOLIDATED AFFILIATES

At March 31, 1996, the REIT had investments in three partnerships and joint ventures all of which are reflected using the equity method of accounting. The REIT's investment in Brownwood Associates was transferred to the lender on April 3, 1995. The effect on the financial statements was not material. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):


                                                        REIT'S SHARE
                                     TOTAL FOR THE         FOR THE
                                  THREE MONTHS ENDED  THREE MONTHS ENDED
                                       MARCH 31,           MARCH 31,
                                  ------------------- -------------------
                                    1996      1995       1996      1995
                                  --------- --------- --------- ---------
Revenues                            $ 5,653   $ 5,899   $ 2,772   $ 2,893
                                  --------- --------- --------- ---------
Depreciation and  amortization          650       676       318       331
Interest expense                      2,085     2,270     1,022     1,115
Other operating expenses              1,548     1,870       762       920
                                  --------- --------- --------- ---------
Net income                          $ 1,370   $ 1,083   $   670   $   527
                                  ========= ========= ========= =========

NOTE 2 - CONTINGENCIES

The REIT is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial statements of the REIT. Additionally, based on environmental studies completed to date on the real estate properties, management believes any exposure related to environmental cleanup will be immaterial to the financial position and results of operations of the REIT.

NOTE 3 - CREDIT AGREEMENTS

In March 1996, the REIT added $17 million and one additional bank to its credit facility led by First Tennessee Bank N.A. bringing the total to $42 million. The REIT's total revolving lines of credit were $137 million at March 31, 1996. On April 30, 1996, the REIT reduced the pricing on the $10 million credit facility led by SunTrust N.A. from 165 basis points to 125 basis points over LIBOR.

In addition, the REIT's major line bank, Wells Fargo has agreed to reduce the pricing on its $85 million facility from 175 basis points to 150 basis points over LIBOR.

In April 1995, the REIT executed a three-year interest rate swap agreement on a notional principal amount of $5.6 million of debt related to its shopping center in Benton Charter Township, Michigan with First Union National Bank of Tennessee. The effective date was March 16, 1995. The interest rate is fixed at 8.5%. There was no fee for this transaction. Effective June 6, 1995, the REIT executed a three-year interest rate swap agreement on a notional principal amount of $50 million with NationsBank N.A. The base interest rate is fixed at 5.52%. This agreement effectively fixes $50 million of the REIT's variable rate debt at a rate no greater than 7.27%. There was no fee for this transaction. These transactions had no significant impact on interest expense for the three months ended March 31, 1996.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 Financial Statements to conform with the 1996 presentation.

                         CBL & ASSOCIATES PROPERTIES, INC.

                  ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.

GENERAL BACKGROUND

CBL & Associates Properties, Inc.(the "REIT") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the" Operating Partnership") which includes at March 31, 1996, the operations of a portfolio of properties consisting of thirteen regional malls, eight associated centers, seventy-three community centers, an office building, joint venture investments in three regional malls, and income from seven mortgages, including the mortgage on Foothills Mall ("the Properties"). The Operating Partnership also owns six community centers and one associated center currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

The REIT classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in
their initial lease-up phase ("New Malls").   The New Mall category is
presently comprised of Westgate Mall in Spartanburg, South Carolina, since it is being redeveloped and expanded, Turtle Creek Mall in Hattiesburg, Mississippi, and Oak Hollow Mall in High Point, North Carolina.

In September 1995, the REIT completed a follow-on offering of 4,163,500 shares at $20.625, including 150,000 shares purchased by management. The net proceeds of $80.7 million were used to repay floating rate indebtedness under the REIT's revolving lines of credit.

RESULTS OF OPERATIONS

Operational highlights for the three months ended March 31, 1996 as compared to March 31, 1995 are as follows:

SALES
- - -----
Mall shop sales, for those tenants who have reported, in the thirteen Stabilized Malls in the REIT's portfolio increased by 3.8% on a comparable per square foot basis:


                                 Quarter Ended March 31,
                                 ------------------------
                                    1995         1994
                                 -----------  -----------
  Sales per square foot             $49.08       $47.30


Total sales volume in the mall portfolio, including New Malls, increased 19.2% to $133.5 million for the three months ended
March 31, 1996 from $112.0 million for the three months ended
March 31, 1995.

Occupancy costs as a percentage of sales for the quarters ended March 31, 1996 and 1995 for the stabilized malls were 14.3% for both periods. Occupancy costs were 12.3%, 12.2% and 12.1% for the years ended December 31, 1995, 1994, and 1993, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY
- - ----------
Occupancy increased for the REIT's overall portfolio as follows:

                                  At March 31,
                           -----------------------
                              1996         1995
                           -----------  ----------
  Stabilized malls              87.7%        87.5%
  New malls                     84.1         82.1
  Associated centers            99.0         98.6
  Community centers             96.9         96.7
                           -----------  ----------
  Total Portfolio               92.8%        92.7%
                           ===========  ==========

AVERAGE BASE RENT
- - -----------------
Average base rents for the REIT's three portfolio categories are as follows:


                                    At MARCH 31,
                             -----------------------
                                1996         1995
                             ----------   ----------
  Malls                         $18.33       $17.50
  Associated centers              8.47         8.24
  Community centers               6.73         6.59


LEASE ROLLOVERS
- - ---------------
On spaces previously occupied, the REIT achieved the following results from rollover leasing for the three months ended March 31, 1996 over and above the base and percentage rent being paid by the previous tenant:

                              Per Square      Per Square   Percentage
                              Foot Rent       Foot Rent    Increase
                              Prior Lease(1)  New Lease(2) (Decrease)
                              --------------  ------------ ----------
    Malls                         $17.49         $17.42       (0.4)%
    Associated centers             10.47          12.32       17.7
    Community centers               4.81           4.86        1.0


    (1)-Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
    (2)  -  Average base rent over the term of the lease.

The renewal leasing for malls was down in the first quarter. This decline was due primarily to releasing results at Twin Peaks Mall in Longmont, Colorado. The REIT will add a new theatre and renovate Twin Peaks during 1996. In addition, Dillards has announced they will become the fourth department store at Twin Peaks when they open as expected in Spring 1997. When these improvements are completed, Twin Peaks will be positioned to be a better producer and it is expected that leasing should improve. If Twin Peaks was deleted from the rollover calculation, there would be an increase in mall rollovers of 4.5% per square foot.

For the three months ended March 31, 1996 malls represented 72.0% of total revenues from the properties; revenues from associated centers represented 3.4%; revenues from community centers represented 22.3%; and revenues from mortgages and the office building represented 2.3%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

The shopping center business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995

Total revenues for the three months ended March 31, 1996 increased by $4.7 million, or 15.2%, to $35.4 million as compared to $30.7 million in 1995. Of this increase, minimum rents increased by $3.5 million, or 18.4% to $22.5 million as compared to $19.0 million in 1995, and tenant reimbursements increased by $1.4 million, or 16.1%, to $10.1 million in 1996 as compared to $8.7 million in 1995.

Approximately $4.3 million of the increase in revenues resulted from operations at the six new centers opened or acquired during the past fifteen months. These centers consist of: (I) Henderson Square in Henderson, North Carolina, which opened in March 1995; (II) Westgate Mall in Spartanburg, North Carolina, which was acquired on March 31, 1995; (III) Suburban Plaza in Knoxville, Tennessee, which was acquired on March 31, 1995; (IV) Oak Hollow Mall in High Point, North Carolina, which opened in August 1995. (V) Hannaford Bros in Richmond, Virginia, which opened in December 1995; and (VI) Capital Crossing in Raleigh, North Carolina, which opened partially in December 1995 and the remainder in March 1996. Improved occupancies and operations and increased rents in the REIT's operating portfolio generated approximately
$0.7 million of increased revenues. The majority of these increases were generated at CoolSprings Galleria in Nashville, Tennessee and Turtle Creek Mall in Hattiesburg, Mississippi.

Management, leasing and development fees decreased by $0.2 million to $0.6 million in the first quarter of 1996 as compared to $0.8 million in the first quarter of 1995. This decrease was primarily due to zero development fees
earned in the first  quarter of 1996.   Interest and other income decreased by
$0.1 million in 1996 to $0.9 million as compared to $1.0 million in 1995.
This decrease was primarily due to less other miscellaneous income.

Property operating expense, including real estate taxes and maintenance and repairs, increased in the first quarter of 1996 by $1.2 million or 13.1% to $10.3 million as compared to $9.1 million in the first quarter of 1995. This increase is primarily the result of the addition of the six new centers referred to above.

Depreciation and amortization increased in the first quarter of 1996 by $0.8 million or 15.5% to $6.1 million as compared to $5.3 million in the first
quarter of 1995.    This increase is primarily the result of the addition of
the six new centers referred to above.

Interest expense increased in the first quarter of 1996 by $0.5 million, or 6.7% to $7.9 million as compared to $7.4 million in the first quarter of 1995. This increase is primarily due to additional interest expense attributable to the six new centers opened or acquired during the past fifteen months offset by lower interest expense on the corporate lines of credit. The net proceeds of $80.7 million from the REIT's follow-on offering in September of 1995 were used to repay variable rate indebtedness under the REIT's revolving lines of credit.

The gain on outparcel sales was $0.6 million in the first quarter of 1996 as compared to $0.2 million of outparcel sales during the first quarter of 1995. The majority of sales in 1996 were at Oak Hollow Mall, in High Point, North Carolina and from property owned in Virginia Beach, Virginia. The outparcel sale in 1995 was at Frontier Mall in Cheyenne, Wyoming.

LIQUIDITY AND CAPITAL RESOURCES

The principal uses of the REIT's liquidity and capital resources have historically been for property development, expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the REIT is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended (the "Code").

As of April 30, 1996, the REIT had $18.8 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of April 30, 1996, the REIT had obtained revolving credit lines totaling $137 million of which $105.6 million was available. Also, as a publicly traded company, the REIT has access to capital through both the public equity and debt markets. The REIT has filed a Shelf Registration authorizing shares of the company's preferred stock and common stock and warrants to purchase shares of the REIT's common stock with an aggregate public offering price of up to $200 million, with $114.1 million remaining after the REIT's follow-on offering of common stock on September 25, 1995. The REIT anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

The REIT's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The REIT's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 31.0% ownership in the Operating Partnership held by the REIT's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, REIT executive officers and directors own approximately 1.5 million shares of the outstanding common stock of the REIT, for a combined total interest in the Operating Partnership of approximately 36%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 30.2 million shares of common stock with a market value of approximately $638.4 million at March 31, 1996 (based on the closing price of $21.125 per share on March 31, 1996). REIT executive and senior officers' ownership interests had a market value of approximately $225.1 million at March 31, 1996.

Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the REIT owns a non-controlling interest and is accounted for under the equity method of accounting. At March 31, 1996, the REIT's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in seven properties was $385.5 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $43.1 million for total debt obligations of $428.6 million with a weighted average interest rate of 8.7%. Variable rate debt accounted for $51.8 million with a weighted average interest rate of 7.7%. Variable rate debt accounted for approximately 12.1% of the REIT's total debt and 4.9% of its total capitalization. Of this variable rate debt, $44.8 million is related to construction projects. Periodically, the REIT enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The REIT has entered into interest rate swap agreements for $55.5 million of variable rate debt at an average interest rate of 7.4% through the second quarter of 1998. Therefore, the REIT's exposure to interest rate fluctuations as of March 31, 1996 is effectively zero.

In April 1995, the REIT executed a three-year interest rate swap agreement on $5.5 million of debt on its shopping center in Benton Charter Township, Michigan with First Union National Bank, The effective date was
March 16, 1995. This swap agreement effectively fixes the interest rate on the $5.5 million of debt at 8.5%. In June 1995 the REIT executed a $50.0 million interest rate swap with NationsBank N.A., for a three-year period at a rate of 5.52%. This agreement effectively fixes $50.0 million of the REIT's variable rate debt at a rate no greater than 7.27%. There were no fees charged to the REIT related to these transactions.

In addition, in March 1996, the REIT added $17.0 million and one additional bank to its credit facility led by First Tennessee Bank N.A., bringing the total to $42.0 million. In May 1996, the REIT reduced the pricing on the $10 million credit facility led by SunTrust N.A. from 165 basis points to 125 basis points over LIBOR. In addition, the REIT's major line bank, Wells Fargo, has agreed to reduce the pricing on its $85 million facility from 175 basis points to 150 basis points over LIBOR.

Based on the debt (including construction projects) and the market value of equity described above, the REIT's debt to total market capitalization (debt plus market value equity) ratio was 40.2% at March 31, 1996.

During the first quarter of 1996, the REIT closed; (I) a twelve-year permanent loan on Oak Hollow Mall in High Point, North Carolina, owned 75% by the REIT, in the amount of $54 million at an interest rate of 7.31%; (II) a ten-year permanent loan on Turtle Creek Mall in Hattiesburg, Mississippi, in the amount of $35 million at an interest rate of 7.4%; and (III) an eighteen-year permanent loan on Henderson Square in Henderson, North Carolina, in the amount of $7.4 million at an interest rate of 7.5%. The proceeds from these loans were used to repay variable rate debt.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

During the first quarter of 1996, the REIT added a 20,000 square foot Staples to Capital Crossing in Raleigh, North Carolina. Subsequent to the end of the quarter, the REIT opened a 23,000 square foot Regal Cinema at Oak Hollow Mall in High Point, North Carolina.

The REIT currently has approximately 907,100 square feet of new developments under construction consisting of: (I) Lowe's Home Improvement Center in Adrian, Michigan-approximately 101,300 square feet scheduled to open in June 1996; (II) LaGrange Commons in LaGrange, New York-approximately 59,800 square feet anchored by an A & P with 15,000 square feet of small shops scheduled to open in November 1996; (III) Devonshire Place in Cary, North Carolina-approximately 108,000 square feet with Hannaford Bros., Borders, and Kinetix scheduled to open in September 1996; (IV) Chester Square in Chester, Virginia-an approximate 64,000 square foot Hannaford Bros. scheduled to open in September 1996; (V) The Terrace in Chattanooga, Tennessee-approximately 158,000 square feet adjacent to Hamilton Place Mall anchored by Circuit City, Home Place, and Barnes & Noble scheduled to open in November 1996 and March 1997; (VI) Kingston Overlook in Knoxville, TN-approximately 125,000 square feet with Baby Superstore, Homeplace and an additional anchor scheduled to open in November 1996 and; (VII) Massard Crossing in Fort Smith, Arkansas-approximately 291,000 square feet anchored by Wal*Mart and Goodys scheduled to open in March 1997.

In addition, the REIT is currently redeveloping, renovating and expanding Westgate Mall, a 676,000 square foot regional mall, located in Spartanburg, South Carolina. The center is currently anchored by Belk, JCPenney, Sears and Upton's. The REIT will add two new department stores - Dillard's and J.B. White, 80,000 square feet of specialty stores and a 24,000 square foot theatre bringing the total to approximately 1.1 million square feet. The estimated cost of the renovation and expansion is approximately $33 million and is scheduled to be completed by October 1996. A construction loan is in place for this project.

The REIT also has two free-standing retailers, Just For Feet, adjacent to Hamilton Place in Chattanooga, Tennessee, and Barnes & Noble, adjacent to Oak Hollow Mall in High Point, North Carolina currently under construction. The REIT also has a theatre expansion under construction at Plaza Del Sol Mall in Del Rio, Texas.

The REIT has entered into a number of opton agrrement for the development of future regional malls and community centers. Except for these projects and as further described below, the REIT currently has no other capital commitments.

It is management's expectation that the REIT will continue to have access to the capital resources necessary to expand and develop its business. Future development and acquisition activities will be undertaken by the REIT as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

The REIT will fund its major development, expansion and acquisition activity with its traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings, and its credit facilities in a manner consistent with its intention to operate with a conservative debt to total market capitalization ratio.

OTHER CAPITAL EXPENDITURES

Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The REIT intends to distribute approximately 80% - 90% of its funds from operations with the remaining
10% - 20% to be held as a reserve for capital expenditures and continued growth opportunities. The REIT believes that this reserve will be sufficient to cover (I) tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and (II) capital expenditures which will not be reimbursed by tenants.

Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit and a return on the funds invested is expected to be earned.

For the quarter ended March 31, 1996, revenue generating capital expenditures or tenant allowances for improvements were $0.7 million. These capital expenditures generate a return through increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $0.2 million for the quarter ended
March 31, 1996.

The REIT believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. The REIT has not been notified by any governmental authority, or is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

The REIT has not recorded in its financial statements any material liability in connection with environmental matters.


FUNDS FROM OPERATIONS

Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the REIT as net income (loss) before depreciation of non-real estate assets other expenses, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the REIT's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The REIT computes FFO in accordance with The National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. However, the REIT does not include outparcel sales or the effect of straight-lined rents in its calculation, even though NAREIT permits their inclusion when calculating FFO.

The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the REIT. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income(loss) for purposes of evaluating the REIT's operating performance or to cash flow as a measure of liquidity.

For the three months ended March 31, 1996, FFO increased by $2.9 million, or 24.2%, to $15.1 million as compared to $12.2 million for the three months ended March 31, 1996. The increase in FFO was primarily attributable to the continuing increase in revenues and income from operations including the reduction of interest expense resulting from the net proceeds of $80.7 million from the REIT's follow-on offering in September of 1995, used to repay variable rate indebtedness under the REIT's revolving lines of credit.

The REIT's calculation of FFO is as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                New Basis  Old Basis
                                                                                1996       1996       1995
                                                                              ---------  ---------  ---------
Income from operations........................................................  $8,621     $8,621    $6,472

ADD:
Depreciation & amortization from consolidated properties......................   6,149      6,326*    5,485**

Income from operations of unconsolidated affiliates...........................     670        670       527

Depreciation & amortization from unconsolidated affiliates....................     318        318       331

Write-off of development costs charged to net income..........................     196        196         -

SUBTRACT:
Minority investors' share of income from operations in seven properties.......    (150)      (150)     (116)

Minority investors share of depreciation and amortization in seven properties.    (159)      (159)      (47)

Preference return paid to mortgagees***.......................................    (263)      (263)     (281)

Adjustment for straight-lining of rents:
  Consolidated properties.....................................................    (164)      (164)     (171)
  Unconsolidated properties...................................................      (7)        (7)        -
  Minority investors share of seven properties................................       2          2         1

Depreciation and amortization of non-real estate assets and finance costs.....     (64)         -         -
                                                                               -------    -------   -------
TOTAL FUNDS FROM OPERATIONS................................................... $15,149    $15,390   $12,201
                                                                                =======    =======   =======

*    includes $177,000 of non-real estate depreciation which is classified as property operating expense on the income statement
**   includes $160,000 of non-real estate depreciation which is classified as property operating on the income statement
***  preferred return of 7.0% and shortage in mortgage payments

The REIT does not include outparcel sales (which would have added $0.6 million for the three months ended March 31, 1996) or the effect of straight-line rents (which would have added $0.2 million for the three months ended
March 31, 1996) in its calculation of funds from operations.


IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the REIT or CBL because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the REIT from the impact of inflation. Such provisions include clauses enabling the REIT to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the REIT to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the REIT's exposure to increases in costs and operating expenses resulting from inflation.

PART II - OTHER INFORMATION



ITEM 1:   Legal Proceedings

          None

ITEM 2:   Changes in Securities

          On May 8, 1996, the Company filed a Certificate of Amdendment (the "Amendment") to its Amdended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), providing for changes in the consequences of attempted transfers of capital stock in violation of the ownership limit set forth in the Certificate of Incorporation. A description of the Amendment is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders held on May 1, 1996, and such description is hereby incorporated by reference herein. The text of the Amendemnt is contained in the restated Certificate of Incorporation filed herewith as Exhibit 3.1(i) and incorporated by reference herein.

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matter to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on May 1, 1996. At the meeting, shareholders re-elected as directors Charles B. Lebovitz (17,162,160 votes for and 60,106 votes against or withheld), Claude M. Ballard (17,161,860 votes for and 60,406 votes against or withheld) and Leo Fields (17,162,860 votes for and 59,406 votes
          against or withheld) to three-year terms expiring in 1999.   Other
          continuing directors of the Company are John N. Foy and Willaim J. Poorvu, whose terms expire in 1997, and Stephen D. Lebovitz and Winston W. Walker, whose terms expire in 1998.

          In addition, at the meeting, shareholders approved (i) a proposal to amend the Company's 1993 Stock Incentive Plan to increase the number of shares of the Company's Common Stock available for issuance under the plan (11,494,901 votes for, 3,424,832 votes against or withheld and 2,302,533 abstentions and broker non-votes), (ii) a proposal to amend the Company's Certificate of Incorporation to revise the "Excess Shares" provision set forth therein (14,830,097 votes for, 94,354 votes against or withheld and 2,297,815 abstentions and broker non-votes) and (iii) a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1996 (17,181,820 votes for, 17,371 votes against or withheld and 23,074 abstentions and brokers non-votes).

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 3.(i) Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 8, 1996.

               Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K

               The following item were reported:

               The outline from the REIT's May 1, 1996 conference call with analysts and investors regarding earnings (Item 5) was filed on May 1, 1996.

                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CBL & ASSOCIATES PROPERTIES, INC.


                                                 John N. Foy
                                       --------------------------------
                                                 John N. Foy
                                           Executive Vice President,
                                     Chief Financial Officer and Secretary
                                     (Authorized Officer of the Registrant,
                                         Principal Financial Officer and
                                          Principal Accounting Officer)



Date: May 14, 1996

                                  EXHIBIT INDEX



Exhibit
- - -------
3.(i) Exhibit 3.(i) Amended and Restated Certificate of Incorporation, as amended by a Certificate of Amendment filed on May 8, 1996.


27          Financial Data Schedule