Form 10-Q
period 1996-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 1996-08-14
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q
==========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 1996
                                    ------------------------

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
The number of shares outstanding of each of the registrants classes of common stock, as of August 1, 1996: Common Stock, par value $.01 per share, 20,896,195 shares.

                          CBL & ASSOCIATES PROPERTIES, INC.

                                      INDEX
                                      ------

PART I  FINANCIAL INFORMATION

         ITEM 1: FINANCIAL INFORMATION

         CONSOLIDATED BALANCE SHEETS - AS OF
         JUNE 30, 1996 AND DECEMBER 31, 1995

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
         THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
         AND FOR THE SIX MONTHS ENDED JUNE 30, 1996
         AND 1995

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II OTHER INFORMATION

         ITEM 1: LEGAL PROCEEDINGS

         ITEM 2: CHANGES IN SECURITIES

         ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         ITEM 4: SUBMISSION OF MATTERS TO HAVE A VOTE OF
                 SECURITY HOLDERS

         ITEM 5: OTHER INFORMATION

         ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

 SIGNATURE


                       CBL & ASSOCIATES PROPERTIES, INC.



ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "REIT") December 31, 1995 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1995.


                          CBL & ASSOCIATES PROPERTIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)


                                                                              JUNE 30,       DECEMBER 31,
                                                                              1996           1995
                                                                              (UNAUDITED)    (AUDITED)
                                                                              -----------     --------
Real estate assets:
  Land ...................................................................     $ 99,747       $ 98,305
  Buildings and improvements..............................................      728,801        722,178
                                                                               --------       --------
                                                                                828,548        820,483
    Less: Accumulated depreciation........................................     (101,779)       (89,818)
                                                                               --------       --------
                                                                                726,769        730,665
  Developments in progress................................................       75,369         28,273
                                                                               --------       --------
    Net investment in real estate assets..................................      802,138        758,938
Cash and cash equivalents.................................................        4,685          3,029
Receivables:
  Tenant..................................................................        9,890         10,479
  Other...................................................................          995            974
Notes receivable..........................................................       42,792         34,262
Other assets..............................................................        7,048          6,486
                                                                               --------       --------
                                                                               $867,548       $814,168
                                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable..........................................     $437,275       $392,754
Accounts payable and accrued liabilities..................................       22,184         28,035
                                                                               --------       --------
  Total liabilities.......................................................      459,459        420,789
                                                                               --------       --------
Commitments and contingencies.............................................            -              -
Distributions and losses in excess of investment in
  unconsolidated affiliates...............................................        9,175          8,795
                                                                               --------       --------
Minority interest                                                               117,899        113,692
                                                                               --------       --------
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued           -              -

  Common stock, $.01 par value, 95,000,000 shares authorized, 20,895,717 and
  20,837,099 shares issued and outstanding in 1996 and 1995, respectively           209            208

  Excess stock, $.01 par value, 100,000,000 shares authorized, none issued            -              -

  Additional paid - in capital............................................      292,292        291,182
  Accumulated deficit.....................................................      (11,265)       (20,142)
  Deferred compensation...................................................         (221)          (356)
                                                                               --------       --------
    Total shareholders' equity............................................      281,015        270,892
                                                                                --------       --------
                                                                                $867,548       $814,168
                                                                                ========       ========

The accompanying notes are an integral part of these balance sheets.


                                    CBL & ASSOCIATES PROPERTIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)


                                                       Three Months Ended           Six Months Ended
                                                           June 30,                     June 30,
                                                      -------------------         -------------------
                                                       1996         1995           1996         1995
                                                      -------      -------        -------      -------
REVENUES:
Rentals:
   Minimum.........................................   $22,573     $20,265          $45,071     $39,269
   Percentage......................................       308         289            1,354       1,286
   Other...........................................       206         161              439         308
Tenant reimbursements..............................    11,197       9,221           21,320      17,943
Management and leasing fees........................       651         582            1,259       1,172
Development fees...................................         7           -                7         249
Interest and other.................................     1,027         985            1,899       1,994
                                                      -------     -------          -------     -------
  Total revenues...................................    35,969      31,503           71,349      62,221
                                                      -------     -------          -------     -------
EXPENSES:
Property operating.................................     6,285       4,836           11,703       9,734
Depreciation and amortization......................     6,202       5,576           12,351      10,901
Real estate taxes..................................     2,842       2,458            5,502       4,788
Maintenance and repairs............................     2,203       2,022            4,459       3,932
General and administrative.........................     2,150       1,829            4,339       4,214
Interest...........................................     7,604       8,180           15,495      15,578
Other..............................................        69         461              265         461
                                                      -------     -------          -------     -------

  Total expenses...................................    27,355      25,362           54,114      49,608
                                                      -------     -------          -------     -------
INCOME FROM OPERATIONS..............................    8,614       6,141           17,235      12,613
GAIN ON SALES OF REAL ESTATE ASSETS.................    6,864       1,432            7,479       1,584
EQUITY IN EARNINGS OF UNCONSOLIDATED
       AFFILIATES...................................      440         218            1,110         745
MINORITY INTEREST IN EARNINGS:
  Operating partnership.............................   (4,908)     (2,795)          (7,927)     (5,330)
  Shopping center properties........................     (113)        (31)            (263)       (147)
                                                      -------     -------          -------     -------
NET INCOME..........................................  $10,897     $ 4,965          $17,634     $ 9,465
                                                      =======     =======          =======     =======
EARNINGS PER COMMON SHARE DATA:
NET INCOME..........................................  $  0.52     $  0.30          $  0.85      $ 0.57
                                                      =======     =======          =======     =======
WEIGHTED AVERAGE SHARES OUTSTANDING.................   20,847      16,645           20,853      16,644
                                                      =======     =======          =======     =======
The accompanying notes are an integral part of these statements.


                                CBL & ASSOCIATES PROPERTIES, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS)
                                         (UNAUDITED)

                                                                                    Six Months Ended
                                                                                       June 30,
                                                                                  -------------------
                                                                                   1996        1995
                                                                                  -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES.........................................    $ 17,634    $ 9,465
Net income
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interest in earnings..............................................       8,190      5,477
  Depreciation...............................................................      11,397     10,671
  Amortization...............................................................       1,401        491
  Gain of sales of real estate assets........................................      (7,479)    (1,584)
  Issuance of stock under incentive plan.....................................         197        237
  Amortization of deferred compensation......................................         143         60
  Write-off of development projects..........................................         265        438
  Distributions to minority investors........................................      (7,709)    (7,386)
Changes in assets and liabilities -
  Tenant and other receivables...............................................         569        (60)
  Other assets...............................................................      (1,701)    (1,561)
  Security deposits and prepaid rents........................................          53        (82)
  Accrued interest payable...................................................          98       (355)
  Accounts payable and accrued expenses......................................      13,928     (9,230)
                                                                                 --------    --------
        Net cash provided by operating activities............................      36,986      6,581
                                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Construction of real estate and land acquisition, net of payables...........    (67,210)    (34,625)
 Acquisition of real estate assets...........................................         --     (22,105)
 Capitalized interest........................................................     (2,286)     (3,118)
 Revenue enhancing capital expenditures......................................     (1,468)     (3,576)
 Other capital expenditures..................................................       (116)       (700)
 Proceeds from sales of real estate assets...................................     15,366       2,775
 Additions to notes receivable...............................................     (8,699)     (1,226)
 Payments received on notes receivable.......................................        167         216
 Distributions from unconsolidated affiliates................................      1,270       1,491
 Advances and investments in unconsolidated affiliates.......................       (890)       (511)
                                                                                 --------    --------
        Net cash used in investing activities................................    (63,866)    (61,379)
                                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and notes payable....................................    105,579      72,104
 Principal payments on mortgage and notes payable............................    (61,058)     (2,881)
 Additionas to deferred finance costs.......................................       (573)       (210)
 Refunds of finance costs....................................................        722          --
 Dividends paid..............................................................    (17,039)    (12,855)
 Proceeds from exercise of stock options......................................        826         --
 Proceeds from dividend reinvestment.........................................          79         --
                                                                                 --------    --------
        Net cash provided by financing activities............................     28,536      56,158
                                                                                 --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................................      1,656       1,360
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, beginning of period...............................      3,029       2,053
                                                                                 --------    --------
CASH AND CASH EQUIVALENTS, end of period.....................................     $4,685      $3,413
                                                                                 ========    ========
The accompanying notes are an integral part of these statements.


                                CBL & ASSOCIATES PROPERTIES, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - UNCONSOLIDATED AFFILIATES

At June 30, 1996, the REIT had investments in three partnerships and joint ventures all of which are reflected using the equity method of accounting. The REIT's investment in Brownwood Associates was transferred to the lender in April 1995. The effect on the financial statements was not material. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                        REIT'S SHARE
                                     TOTAL FOR THE         FOR THE
                                    SIX MONTHS ENDED   SIX MONTHS ENDED
                                       JUNE 30,            JUNE 30,
                                  ------------------- -------------------
                                    1996      1995       1996      1995
                                  --------- --------- --------- ---------
Revenues                            $10,901   $10,732   $ 5,351   $ 5,267
                                  --------- --------- --------- ---------
Depreciation and  amortization        1,280     1,309       626       640
Interest expense                      4,171     4,310     2,045     2,114
Other operating expenses              3,176     3,585     1,570     1,768
                                  --------- --------- --------- ---------
Net income                          $ 2,274   $ 1,528   $ 1,110   $   745
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

NOTE 3 - CREDIT AGREEMENTS

In March 1996, the REIT added $17 million and one additional bank to its credit facility led by First Tennessee Bank N. A. bringing the total to $42.0 million. In April 1996, the REIT reduced the pricing on the $10 million credit facility led by SunTrust N.A. from 165 basis points to 125 basis points over LIBOR. In May 1996, the REIT's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 175 basis points to 150 basis points over LIBOR. The REIT's total revolving lines of credit were $137 million at June 30, 1996.

In April 1995, the REIT executed a three-year interest rate swap agreement on a notional principal amount of $5.6 million with First Union National Bank of Tennessee. The effective date was March 16, 1995. The interest rate is fixed at 8.5%. There was no fee for this transaction. Effective June 6, 1995, the REIT executed a three-year interest rate swap agreement on a notional principal amount of $50 million with NationsBank N.A. The base interest rate is fixed at 5.52%. This agreement effectively fixes $50 million of the REIT's variable rate debt at a rate no greater than 7.27%. There was no fee for this transaction. These transactions had no significant impact on interest expense for the six months ended June 30, 1996.

NOTE 4 - RECLASSIFICATIONS

Certain reclassifications have been made in the 1995 Financial Statements to conform with the 1996 presentation.


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

GENERAL BACKGROUND

CBL & Associates Properties, Inc.(the "REIT") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the" Operating Partnership") which includes at June 30, 1996, the operations of a portfolio of properties consisting of thirteen regional malls, eight associated centers, seventy-three community centers, an office building, joint venture investments in three regional malls, and income from seven mortgages, including the mortgage on Foothills Mall ("the Properties"). The Operating Partnership also has nine community centers, one associated center, one mall, and one mall expansion currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

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

RESULTS OF OPERATIONS

Operational highlights for the six months ended June 30, 1996 as compared to June 30, 1995 are as follows:

SALES
- -----
Mall shop sales, for those tenants who have reported, in the thirteen Stabilized Malls in the REIT's portfolio increased by 1.7% on a comparable per square foot basis.

                                 Six Months Ended June 30,
                                 ------------------------
                                    1996         1995
                                 -----------  -----------
  Sales per square foot             $99.55       $97.89

Total sales volume in the mall portfolio, including New Malls, increased 11.9% to $271.0 million for the six months ended
June 30, 1996 from $242.2 million for the six months ended
June 30, 1995.

Occupancy costs as a percentage of sales for the six months ended June 30, 1996 and 1995 for the Stabilized Malls were 13.9% for both periods. Occupancy costs were 12.3%, 12.2% and 12.1% for the years ended December 31, 1995, 1994, and 1993, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY
- ----------
Occupancy increased for the REIT's overall portfolio as follows:

                                  At June 30,
                           -----------------------
                              1996         1995
                           -----------  ----------
  Stabilized malls              87.9%        87.9%
  New malls                     85.3         83.0
  Associated centers            99.0         98.7
  Community centers             96.9         95.8
                           -----------  ----------
  Total Portfolio               93.0%        92.3%
                           ===========  ==========

AVERAGE BASE RENT
- -----------------
Average base rents for the REIT's three portfolio categories were as follows:

                                  At June 30,
                             -----------------------
                                1996         1995
                             ----------   ----------
  Malls                         $18.21       $17.39
  Associated centers              8.32         8.27
  Community centers               6.74         6.66

LEASE ROLLOVERS
- ---------------
On spaces previously occupied, the REIT achieved the following results from rollover leasing for the six months ended June 30, 1996 over and above the base and percentage rent being paid by the previous tenant:

                              Per Square      Per Square   Percentage
                              Foot Rent       Foot Rent    Increase
                              Prior Lease(1)  New Lease(2) (Decrease)
                              --------------  ------------ ----------
    Malls                         $14.50         $17.56       21.1%
    Associated centers             12.21          13.28        8.8
    Community centers               7.10           6.61       (6.9)

    (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
    (2)  -  Average base rent over the term of the lease.

In our community centers the renewal leasing was down in the first six months of 1996 because a total of 16,000 square feet of space at two centers was leased to a retailer at below market rents. If these two leases were excluded, community centers rollover lease revenues per square foot would have increased 2.5%

For the six months ended June 30, 1996 malls represented 72.3% of total revenues from the properties; revenues from associated centers represented 3.3%; revenues from community centers represented 22.1%; and revenues from mortgages and the office building represented 2.3%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1995

Total revenues for the three months ended June 30, 1996 increased by $4.5 million, or 14.2%, to $36.0 million as compared to $31.5 million in 1995.
Of this increase, minimum rents increased by $2.3 million, or 11.4% to $22.6 million as compared to $20.3 million in 1995, and tenant reimbursements increased by $2.0 million, or 21.4%, to $11.2 million in 1996 as compared to $9.2 million in 1995.

Approximately $2.7 million of the increase in revenues resulted from operations at the four new centers opened or acquired during the past twelve months. These centers consist of: (I) Oak Hollow Mall in High Point, North Carolina, which opened in August 1995. (II) Hannaford Bros in Richmond, Virginia, which opened in December 1995; (III) Capital Crossing in
Raleigh, North Carolina, which opened partially in December 1995 and the remainder in March 1996; and (IV) Lowe's Plaza in Adrian, Michigan which opened in June 1996. Improved occupancies and operations and increased rents in the REIT's operating portfolio generated approximately $1.7 million of increased revenues. The majority of these increases were generated at Hamilton Place in Chattanooga, Tennessee, CoolSprings Galleria in Nashville, Tennessee, and Turtle Creek Mall in Hattiesburg, Mississippi.

Management, leasing and development fees increased by $0.1 million to $0.7 million in the second quarter of 1996 as compared to $0.6 million in the second quarter of 1995. This increase was primarily due to new management fee income earned in the second quarter of 1996.

Property operating expense, including real estate taxes and maintenance and repairs, increased in the second quarter of 1996 by $2.0 million or 21.6% to $11.3 million as compared to $9.3 million in the second quarter of 1995. This increase is primarily the result of the addition of the four new centers referred to above.

Depreciation and amortization increased in the second quarter of 1996 by $0.6 million or 11.2% to $6.2 million as compared to $5.6 million in the second
quarter of 1995.    This increase is primarily the result of the addition of
the four new centers referred to above.

Interest expense decreased in the second quarter of 1996 by $0.6 million, or 7.0% to $7.6 million as compared to $8.2 million in the second quarter of 1995. This decrease is primarily due to a reduction in borrowings on the corporate lines of credit, increased capitalized interest on projects under development funded by the REIT, offset by interest on the four new centers opened during the last twelve months.

Other expense decreased in the second quarter of 1996 by $0.4 million, or 85.0% to $0.1 million as compared to $0.5 million in 1995. This decrease is due to less pre-development costs being written off during this period.

The gain on sales of real estate assets increased in the second quarter of 1996 by $5.4 million, or 379.3% to $6.9 million as compared to $1.4 million in 1995. The sales in the second quarter were the sale of a free-standing Lowe's Home Improvement Center in Benton Harbor, Michigan, and the sale of land at projects under development in Fort Smith, Arkansas, Louisville, Kentucky, Virginia Beach, Virginia, and Chattanooga, Tennessee. The sales of real estate assets in 1995 were outparcel sales at Oak Hollow Mall in High Point, North Carolina.

Equity in earnings of unconsolidated affiliates increased in the second quarter of 1996 by $0.2 million, or 101.8% to $0.4 million as compared to $0.2 million in 1995. This increase is primarily the result of improved occupancies and results of operations at Madison Square Mall in Huntsville, Alabama, and Governor's Square Mall in Clarksville, Tennessee.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the six months ended June 30, 1996 increased by $9.1 million, or 14.7%, to $71.3 million as compared to $62.2 million in 1995.
Of this increase, minimum rents increased by $5.8 million, or 14.8% to $45.1 million as compared to $39.3 million in 1995, and tenant reimbursements increased by $3.4 million, or 18.8%, to $21.3 million in 1996 as compared to $17.9 million in 1995.

Approximately $7.0 million of the increase in revenues resulted from operations at the seven new centers opened or acquired during the past eighteen months. These centers consist of: (I) Henderson Square in Henderson, North Carolina, which opened in March 1995; (II) Westgate Mall in Spartanburg, South Carolina, which was acquired in March 1995;
(III) Suburban Plaza in Knoxville, Tennessee, which was acquired in March 1995; (IV) Oak Hollow Mall in High Point, North Carolina, which opened in August 1995; (V) Hannaford Bros. in Richmond, Virginia, which open-ed in December 1995; (VI) Capital Crossing in Raleigh, North Carolina, which opened partially in December 1995 and the remainder in March 1996; and
(VII) Lowe's Plaza in Adrian, Michigan, which opened in June 1996. Improved occupancies and operations and increased rents in the REIT's operating portfolio generated approximately $2.3 million of increased revenues.
The majority of these increases were generated at Hamilton Place in Chattanooga, Tennessee, CoolSprings Galleria in Nashville, Tennessee and Turtle Creek Mall in Hattiesburg, Mississippi.

Management, leasing and development fees decreased by $0.1 million to $1.3 million in the first six months of 1996 as compared to $1.4 million in 1995. This decrease was primarily due to less development fees earned in 1996 offset by new management fee income. Interest and other income decreased by $0.1 million in 1996 to $1.9 million as compared to $2.0 million in 1995. This decrease was primarily due to less other miscellaneous income.

Property operating expense, including real estate taxes and maintenance and repairs, increased in the first six months of 1996 by $3.2 million or 17.4% to $21.7 million as compared to $18.5 million in 1995. This increase is primarily the result of the addition of the seven new centers referred to above.

Depreciation and amortization increased in the first six months of 1996 by $1.5 million or 13.3% to $12.4 million as compared to $10.9 million in 1995. This increase is primarily the result of the addition of the seven new centers referred to above.

Interest expense decreased in the first six months of 1996 by $0.1 million, or 0.5% to $15.5 million as compared to $15.6 million in 1995. This decrease is primarily due to a reduction in borrowings on the corporate lines of credit, increased capitalized interest on projects under development funded by the REIT, offset by interest on the seven new centers opened during the last eighteen months.

The gain on sale of real estate assets increased for the six months ended June 30, 1996 by $5.9 million, or 372.2% to $7.5 million as compared to $1.6 million in 1995. The sales in 1996 were the sale of a free-standing Lowe's Home Improvement Center in Benton Harbor, Michigan, the sale of property owned in Virginia Beach, Virginia, outparcel land at Oak Hollow Mall in High Point, North Carolina, and the sale of land at projects under development in Fort Smith, Arkansas, Louisville, Kentucky, Virginia Beach, Virginia, and Chattanooga, Tennessee. The sales of real estate assets in 1995 were outparcel sales at Oak Hollow Mall in High Point, North Carolina, and Frontier Mall in Cheyenne, Wyoming.

Equity in earnings of unconsolidated affiliates increased in the first six months of 1996 by $0.4 million, or 49.0% to $1.1 million as compared to $0.7 million in 1995. This increase is due primarily to improved occupancies and result of operations at Madison Square Mall in Huntsville, Alabama, and Governor's Square Mall in Clarksville, Tennessee.


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

As of August 1, 1996, the REIT had $20.1 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of August 1, 1996, the REIT had obtained revolving credit lines totaling $137 million of which $84.0 million was available. Also, as a publicly traded company, the REIT has access to capital through both the public equity and debt markets. The REIT has filed a Shelf Registration authorizing shares of the company's preferred stock and common stock and warrants to purchase shares of the REIT's common stock with an aggregate public offering price of up to $200 million, with $114.1 million remaining after the REIT's follow-on offering of common stock on September 25, 1995. The REIT anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

The REIT's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The REIT's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 31.0% ownership in the Operating Partnership held by the REIT's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, REIT executive officers and directors own approximately 1.5 million shares of the outstanding common stock of the REIT, for a combined total interest in the Operating Partnership of approximately 36%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 30.2 million shares of common stock with a market value of approximately $676.6 million at June 30, 1996 (based on the closing price of $22.375 per share on June 30, 1996). REIT executive and senior officers' ownership interests had a market value of approximately $243.9 million at June 30, 1996.

Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the REIT owns a non-controlling interest and is accounted for under the equity method of accounting. At June 30, 1996, the REIT's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in seven properties was $415.9 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $43.0 million for total debt obligations of $458.9 million with a weighted average interest rate of 8.5%. Variable rate debt accounted for $78.7 million with a weighted average interest rate of 7.0%. Variable rate debt accounted for approximately 17.2% of the REIT's total debt and 6.9% of its total capitalization. Of this variable rate debt, $72.0 million is related to construction projects. Periodically, the REIT enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The REIT has entered into interest rate swap agreements for $55.2 million of variable rate debt at an average interest rate of 7.4% through the second quarter of 1998. Therefore, the REIT's exposure to interest rate fluctuations as of June 30, 1996 is $22.0 million on construction properties and $1.5 million on operating properties.

In April 1995, the REIT executed a three-year interest rate swap agreement on $5.5 million of debt with First Union National Bank. The effective date was March 16, 1995. This swap agreement effectively fixes the interest rate on the $5.5 million of debt at 8.5%. In June 1995 the REIT executed a $50.0 million interest rate swap with NationsBank N.A., for a three-year period at a rate of 5.52%. This agreement effectively fixes $50.0 million of the REIT's variable rate debt at a rate no greater than 7.27%. There were no fees charged to the REIT related to these transactions.

In March 1996, the REIT added $17.0 million and on additional bank to its credit facility led by First Tennessee Bank N. A. bringing the total to $42.0 million. In May 1996, the REIT reduced the pricing on the $10 million credit facility led by SunTrust N.A. from 165 basis points to 125 basis points over LIBOR. In May 1996, the REIT's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 175 basis points to 150 basis points over LIBOR.

During March 1996, the REIT closed on three permanent loans; (I) a twelve-year loan on Oak Hollow Mall in High Point, North Carolina, owned 75% by the REIT, in the amount of $54 million at an interest rate of 7.31%; (II) a ten-year loan on Turtle Creek Mall in Hattiesburg, Mississippi, in the amount of $35 million at an interest rate of 7.4%; and (III) an eighteen-year loan on Henderson Square in Henderson, North Carolina, in the amount of $7.4 million at an interest rate of 7.5%. The proceeds from these loans were used to repay variable rate debt.

Based on the debt (including construction projects) and the market value of equity described above, the REIT's debt to total market capitalization (debt plus market value equity) ratio was 40.4% at June 30, 1996.



DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

During the first six months of 1996, the REIT added a 20,000 square foot Staples to Capital Crossing in Raleigh, North Carolina, a 23,000 square foot Regal Cinema at Oak Hollow Mall in High Point, North Carolina, and opened the 101,000 square foot Lowe's Home Improvement Center in Adrian, Michigan. Subsequent to the end of the quarter, the REIT opened a 15,000 square foot free-standing Just for Feet at Hamilton Place Mall in Chattanooga, Tennessee.

The REIT currently has approximately 3.8 million square feet of new development under construction consisting of: (I) Chester Square in Richmond, Virginia - approximately 65,000 square feet scheduled to open in September 1996; (II) Devonshire Place in Cary, North Carolina - approximately 108,000 square feet scheduled to open in September 1996; (III) Westgate Mall Phase II
- - approximately 411,000 square feet scheduled to open in October 1996; (IV) LaGrange Commons in LaGrange, New York - approximately 60,000 square feet scheduled to open in November 1996; (V) Kingston Overlook in Knoxville, Tennessee - approximately 116,000 square feet scheduled to open in November 1996; (VI) The Terrace in Chattanooga, Tennessee - approximately 158,000 square feet scheduled to open in March 1997; (VII) Massard Crossing in Fort Smith, Arkansas - approximately 291,000 square feet scheduled to open in 1997; (VIII) Salem Crossing in Virginia Beach, Virginia - approximately 289,000 square feet scheduled to open in Spring 1997; (IX) Hannaford Bros. in Richmond, Virginia - approximately 63,000 square feet scheduled to open in Spring 1997; (X) Springhurst Towne Center in Louisville, Kentucky - approximately 808,000 square feet scheduled to open partially in Fall 1997 and Spring 1998; (XI) Courtlandt Town Center in Courtlandt, New York
- - approximately 766,000 square feet scheduled to open in Fall 1997; and
(XII) Bonita Lakes Mall in Meridian, Mississippi - approximately
696,000 square feet scheduled to open in Fall 1997.

The REIT has also started construction on the addition of a new Dillard's department store and United Artists' 10-screen cinema to Twin Peaks Mall in Longmont, Colorado, the addition of Dillard's to Frontier Mall in Cheyenne, Wyoming, a Barnes and Noble adjacent to Oak Hollow Mall in
High Point, North Carlonia, and a Cinemark Theater expansion from three to seven screen at Plaza Del Sol Mall in Del Rio, Texas.

The REIT has entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the REIT currently has no other capital commitments.

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

Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit.

For the six months ended June 30, 1996, revenue generating capital expenditures or tenant allowances for improvements were $1.7 million.
These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $0.2 million for the six months ended June 30, 1996. Revenue neutral capital expenditures, which are recovered from the tenants, were $0.1 million for the first six months of 1996.

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


FUNDS FROM OPERATIONS

Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the REIT as net income (loss) before depreciation of real estate assets, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the REIT's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The REIT computes FFO in accordance with The National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. However, the REIT does not include gain or losses on outparcel sales or the effect of straight-lined rents in its calculation, even though NAREIT permits their inclusion when calculating FFO.

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

For the six months ended June 30, 1996, FFO increased by $5.8 million, or 23.7%, to $30.1 million as compared to $24.4 million for 1995.
The increase in FFO was primarily attributable to the continuing increase in revenues and income from operations.

The REIT's calculation of FFO is as follows: (dollars in thousands)

                                                                    Three Months Ended     Six Months Ended
                                                                        June 30,              June 30,
                                                                   --------------------  --------------------
                                                                   New Basis             New Basis
                                                                     1996       1995       1996       1995
                                                                   ---------  ---------  ---------  ---------
Income from operations..........................................    $ 8,614    $ 6,141    $17,235   $12,613

ADD:
Depreciation & amortization from consolidated properties........      6,202(1)   5,678(2)  12,351(3) 11,163(4)

Income from operations of unconsolidated affiliates.............        440        218      1,110       745

Depreciation & amortization from unconsolidated affiliates......        308        309        626       640

Write-off of development costs charged to net income............         69        461        265       461

SUBTRACT:
Minority investors' share of income from operations in
  seven properties..............................................       (113)       (31)      (263)     (147)

Minority investors share of depreciation and amortization
  in seven properties...........................................       (156)       (50)      (315)      (97)

Preference return paid to mortgagees(5).........................        (85)      (208)      (348)     (489)

Adjustment for straight-lining of rents:
  Consolidated properties.......................................       (236)      (356)      (400)     (527)
  Unconsolidated affiliates.....................................         (3)         -        (10)        -
  Minority investors share of seven properties..................          7          -          9         1

Depreciation and amortization of non-real estate assets
  and finance costs.............................................        (65)         -       (129)        -
                                                                    -------    -------    -------   -------
TOTAL FUNDS FROM OPERATIONS.....................................    $14,982    $12,162    $30,131   $24,363
                                                                    =======    =======    =======   =======

(1) Old Basis would have included $172 of non-real estate depreciation, which now is classified as property operating expense on the income statement, and excluded finance costs.
(2) Includes $102 of non-real estate depreciation, which now is classified as property operating expense on the income statement.
(3) Old Basis would have included $349 of non-real estate depreciation, which is now classified as property operating expense on the income statement, and excluded finance costs.
(4) Includes $262 of non-real estate depreciation, which is now classified as property operating expense on the income statement.
(5)  Preferred return of 7.0% and shortage in mortgage payments.

The REIT does not include gains or losses on outparcel sales (which would have added $5.4 million in 1996 and $1.4 million in 1995) or the effect of straight-line rents (which would have added $0.4 million in 1996 and 1995) in its calculation of funds from operations.


IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the REIT or CBL because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the REIT from the impact of inflation. Such provisions include clauses enabling the REIT to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the REIT to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the REIT's exposure to increases in costs and operating expenses resulting from inflation.


 PART II - OTHER INFORMATION



ITEM 1:   Legal Proceedings

          None

ITEM 2:   Changes in Securities

          None

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matter to a Vote of Security Holders

          None

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          Reports on Form 8-K

          The following item was reported:

               The outline from the REIT's July 31, 1996 conference call with analysts and investors regarding earnings (Item 5) was filed on July 31, 1996.





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



Date: August 14, 1996



                                  EXHIBIT INDEX



Exhibit
  No.
- -------
27          Financial Data Schedule