Form 10-Q
period 1996-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 1996-11-13
CIK 910612

                             Securities Exchange Act of 1934 -- Form10-Q
========================================================================

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 1996
                                    -----------------------------


                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended ____________ to _____________


     Commission File Number   1-12494
                            -----------------------

              CBL & Associates Properties, Inc.
              ---------------------------------
     (Exact name of registrant as specified in its charter)


          Delaware                      62-1545718
-------------------------------    ---------------------
(State or other jurisdiction of    (IRS Employer
incorporation or organization)     Identification No.)


  One Park Place, 6148 Lee Highway, Chattanooga, TN    37421
-----------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)


     (Registrant's telephone number, including area code)
                         (423) 855-0001
                         ---------------

-----------------------------------------------------------------
     (Former name, former address and former fiscal year,
                if changed since last report)

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
The number of shares outstanding of each of the registrants classes of common stock, as of November 1, 1996: Common Stock, par value $.01 per share, 20,924,159 shares.

                CBL & ASSOCIATES PROPERTIES, INC.

                              INDEX



PART I    FINANCIAL INFORMATION
          ITEM 1:   FINANCIAL INFORMATION

          CONSOLIDATED BALANCE SHEETS - AS OF
          SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

          CONSOLIDATED STATEMENTS OF OPERATIONS
           - FOR THE THREE MONTHS ENDED
          SEPTEMBER 30, 1996 AND 1995 AND FOR THE
          NINE MONTHS ENDED SEPTEMBER 30, 1996
          AND 1995

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
          1996 AND 1995

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          ITEM 2:   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS


PART II   OTHER INFORMATION

          ITEM 1:   LEGAL PROCEEDINGS

          ITEM 2:   CHANGES IN SECURITIES

          ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          ITEM 4:   SUBMISSION OF MATTERS TO HAVE
                    VOTE OF SECURITY HOLDERS

          ITEM 5:   OTHER INFORMATION

          ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE

                CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1995 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1995.

                CBL & ASSOCIATES PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)

                                           September 30,     December 31,
                                               1996             1995
                                            (UNAUDITED)       (AUDITED)
                                           -------------     ------------
ASSETS

Real estate assets:
  Land....................................  $  99,793        $   98,305
  Buildings and improvements..............    732,518           722,178
                                            ---------        ----------
                                              832,311           820,483
  Less: Accumulated depreciation..........   (107,901)          (89,818)
                                            ---------        ----------
                                              724,410           730,665
  Developments in progress................    107,923            28,273
                                            ---------        ----------
    Net investment in real estate assets..    832,333           758,938
Cash and cash equivalents.................     12,694             3,029
Receivables:
  Tenant..................................     11,013            10,479
  Other...................................      1,147               974
Notes receivable..........................     42,893            34,262
Other assets..............................      6,877             6,486
                                            ---------        ----------
                                             $906,957          $814,168
                                            =========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable.........    $474,351          $392,754
Accounts payable and accrued
  liabilities............................      26,012            28,035
                                            ---------        ----------
  Total liabilities......................     500,363           420,789
                                            ---------        ----------
Commitments and contingencies............           -                 -
Distributions and losses in excess of
  investment in unconsolidated affiliate.       9,159             8,795
Minority interest........................     117,775           113,692

Shareholders' Equity:
  Preferred stock, $.01 par value,
    5,000,000 shares authorized, none
    issue................................           -                 -
  Common stock, $.01 par value,
    95,000,000 shares authorized,
    20,895,717 and 20,837,099 shares
    issued and outstanding in 1996 and
    1995, respectively...................         209               208
  Excess stock, $.01 par value,
    100,000,000 shares authorized,
    none issued..........................           -                 -
  Additional paid - in capital...........     292,877           291,182
  Accumulated deficit....................     (13,269)          (20,142)
  Deferred compensation..................        (157)             (356)
                                            ---------        ----------
    Total shareholders' equity...........     279,660           270,892
                                            ---------        ----------
                                             $906,957          $814,168
                                            =========        ==========

   The accompanying notes are an integral part of these balance sheets.

                CBL & Associates Properties, Inc.
              Consolidated Statements Of Operations
          (Dollars in thousands, except per share data)
                           (UNAUDITED)

                                           Three            Nine
                                         Months Ended    Months Ended
                                         September 30,   September 30,
                                      ----------------  ----------------
                                         1996    1995      1996     1995
                                      -------  -------  -------- -------
REVENUES:

Rentals:
   Minimum........................... $22,804  $21,234   $67,875  $60,503
   Percentage........................     511      482     1,865    1,768
   Other.............................     250      201       689      509
Tenant reimbursements................  10,235    9,600    31,555   27,543
Management and leasing fees..........     586      484     1,845    1,656
Development fees.....................       -       22        7       271
Interest and other...................   1,105    1,104     3,004    3,098
                                       ------   ------    ------   ------
  Total revenues.....................  35,491   33,127   106,840   95,348
                                       ------   ------    ------   ------
 EXPENSES:

Property operating...................   5,721    5,586    17,424   15,322
Depreciation and amortization........   6,232    5,872    18,583   16,773
Real estate taxes....................   2,756    2,513     8,258    7,301
Maintenance and repairs..............   2,039    2,257     6,498    6,211
General and administrative...........   1,869    1,679     6,208    5,869
Interest.............................   7,754    8,731    23,249   24,309
Other................................     185        4       450      465
                                       ------   ------    ------   ------
  Total expenses.....................  26,556   26,642    80,670   76,250
                                       ------   ------    ------   ------

INCOME FROM OPERATIONS...............   8,935    6,485    26,170   19,098

GAIN ON SALES OF REAL ESTATE ASSETS..   1,411      651     8,890    2,235

EQUITY IN EARNINGS OF
  UNCONSOLIDATED AFFILIATES..........     430      373     1,540    1,118

MINORITY INTEREST IN EARNINGS:

  Operating partnership..............  (3,044)  (2,475)  (10,971)  (7,805)

  Shopping center properties.........    (122)    (172)     (385)    (319)
                                       ------   ------    ------   ------
  Income before extraordinary item...   7,610    4,862    25,244   14,327

  Extraordinary loss on early
    extinguishment of debt...........    (831)    (326)     (831)    (326)
                                       ------   ------    ------   ------
NET INCOME...........................  $6,779   $4,536   $24,413  $14,001
                                       ======   ======    ======   =======
EARNINGS PER COMMON SHARE DATA:

  Income before extraordinary item...  $ 0.32   $ 0.28    $ 1.21   $ 0.85

  Extraordinary loss on early
    extinguishment of debt...........   (0.04)   (0.02)    (0.04)   (0.02)
                                       ------   ------    ------   ------
NET INCOME...........................   $0.32    $0.26     $1.17    $0.83
                                       ======   ======    ======   ======
WEIGHTED AVERAGE SHARES OUTSTANDING..  20,914   17,149    20,873   16,814
                                       ======   ======    ======   ======

 The accompanying notes are an integral part of these statements.

                CBL & Associates Properties, Inc.
              Consolidated Statements of Cash Flows
                      (Dollars in thousands)
                           (UNAUDITED)

                                                         Nine Months
                                                      Ended September 30,
                                                     --------------------
                                                       1996        1995
                                                     ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income........................................    $24,413    $14,000

Adjustments to reconcile net income to net cash provided by operating activities:

 Minority interest in earnings....................     11,356      8,125
 Depreciation.....................................     17,120     16,387
 Amortization.....................................      1,998        800
 Gain on sales of real estate assets..............     (8,890)    (2,235)
 Issuance of stock under incentive plan...........        197        251
 Amortization of deferred compensation............        218        103
 Write-off of development projects................        450        465
 Distributions to minority investors..............    (11,780)   (10,942)
Changes in assets and liabilities -
  Tenant and other receivables....................       (707)      (712)
  Other assets....................................     (1,249)    (2,244)
  Security deposits and prepaid rents.............         14        505
  Accrued interest payable........................        303        167
  Accounts payable and accrued expenses...........     17,965      1,330
                                                    ---------  ---------
       Net cash provided by operating activities..     51,408     26,000
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction of real estate and land
  acquisition, net of payables....................   (105,272)   (63,673)
  Acquisition of real estate assets...............          -    (22,105)
  Capitalized interest............................     (3,559)    (2,478)
  Revenue enhancing capital expenditures..........     (2,172)    (4,753)
  Other capital expenditures......................     (2,678)    (2,344)
  Proceeds from sales of real estate assets.......     23,221      7,468
  Additions to notes receivable...................     (8,888)    (1,705)
  Payments received on notes receivable...........        257        308
  Distributions from unconsolidated affiliates....      2,048      1,469
  Advances and investments in unconsolidated
    affiliates....................................     (1,684)      (541)
                                                    ---------  ---------
         Net cash used in investing activities....    (98,727)   (88,354)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage and other notes payable..    113,132     76,366
  Principal payments on mortgage and other
    notes payable.................................    (31,534)   (74,021)
  Additions to deferred finance costs.............       (994)         -
  Refunds of finance costs........................        721          -
  Dividends paid..................................    (25,822)   (19,473)
  Proceeds from stock offering....................          -     81,497
  Proceeds from exercise of stock options.........      1,352          -
  Proceeds from dividend reinvestment.............        128          -
                                                    ---------  ---------
        Net cash provided by financing activities.     56,983     64,369
                                                    ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS...........      9,664      2,015
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS, beginning of period....      3,029      2,053
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS, end of period..........    $12,693     $4,068
                                                    =========  =========

 The accompanying notes are an integral part of these statements.

                CBL & ASSOCIATES PROPERTIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNCONSOLIDATED AFFILIATES

At September 30, 1996, the Company had investments in three partnerships and joint ventures all of which are reflected using the equity method of accounting. The Company's investment in Brownwood Associates was transferred to the lender in April 1995. The effect on the financial statements was not material. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                        Company's Share
                                      Total For The          For The
                                    Nine Months Ended  Nine Months Ended
                                      September 30,      September 30,
                                   -----------------  ------------------
                                     1996     1995     1996       1995
                                   --------  -------  --------  ---------

Revenues..........................  $15,862  $15,589   $ 7,784    $ 7,656
                                   --------  -------  --------    -------
Depreciation and amortization.....    1,831    1,948       897        954
Interest expense..................    6,232    6,406     3,055      2,842
Other operating expenses..........    4,633    4,943     2,292      2,742
                                   --------  -------  --------    -------
Net income before extraordinary
  item............................  $ 3,166  $ 2,292   $ 1,540    $ 1,118
Extraordinary loss on early
  extinguishment of debt..........   (1,750)       -      (831)         -
                                    -------  -------   -------    -------
Net income........................  $ 1,324  $ 2,292   $   709    $ 1,118
                                    =======  =======   =======    =======

NOTE 2 - CONTINGENCIES

The Company is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial statements of the Company. Additionally, based on environmental studies completed to date on the real estate properties, management believes any exposure related to environmental cleanup will be immaterial to the financial position and results of operations of the Company.


NOTE 3 - CREDIT AGREEMENTS

In March 1996, the Company added $17 million and one additional bank to its credit facility led by First Tennessee Bank N.A. bringing the total to $42 million with $10 million unfunded at November 1, 1996. In August 1996, the pricing on this credit facility was reduced from 165 basis point to an average menu pricing of approximately 137 basis points over LIBOR.


In April 1996, the Company reduced the pricing on the $10 million credit facility led by SunTrust N.A. from 165 basis points to 125 basis points over LIBOR. In May 1996, the Company's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 175 basis points to 150 basis points over LIBOR. The Company's total revolving lines of credit were $137 million at September 30, 1996.

In April 1995, the Company executed a three-year interest rate swap agreement on a notional principal amount of $5.6 million with First
Union National Bank of Tennessee. The effective date was March 16, 1995. The interest rate is fixed at 8.5%. There was no fee for this transaction. Effective June 6, 1995, the Company executed a three-year interest rate swap agreement on a notional principal amount of $50 million with Nations Bank N.A. The base interest rate is fixed at 5.52%. This agreement effectively fixes $50 million of the Company's variable rate debt at a rate no greater than 7.27%. There was no fee for this transaction.
These transactions had no significant impact on interest expense for the nine months ended September 30, 1996.

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


GENERAL BACKGROUND

     CBL & Associates Properties, Inc.(the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership ( the" Operating Partnership") which includes at September 30, 1996, the operations of a portfolio of properties consisting of thirteen regional malls, eight associated centers, seventy-four community centers, an office building, joint venture investments in three regional malls, and income from seven mortgages, including the mortgage on Foothills Mall ("the Properties"). The Company also has seven community centers, two associated centers, and one mall currently under construction and options to acquire certain shopping center development sites. In order to provide a comprehensive presentation of all company related operations the consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls").
The New Mall category is presently comprised of Westgate Mall in Spartanburg, South Carolina, since it has been redeveloped and expanded, Turtle Creek Mall in Hattiesburg, Mississippi, and Oak Hollow Mall in High Point, North Carolina.

     In September 1995, the Company completed a follow-on offering of 4,163,500 shares at $20.625, including 150,000 shares purchased by management. The net proceeds of $80.7 million were used to repay floating rate indebtedness under the Company's revolving lines of credit.

RESULTS OF OPERATIONS

   Operational highlights for the nine months ended September 30, 1996 as compared to September 30, 1995 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the thirteen Stabilized Malls in the Company's portfolio increased by 0.7% on a comparable per square foot basis.

                                Nine Months Ended September 30,
                               ---------------------------------
                                    1996            1995
                                  --------        --------
     Sales per square foot.......  $154.35         $153.35

     Total sales volume in the mall portfolio, including New
     Malls, increased 7.9% to $421.8 million for the nine months ended September 30, 1996 from $390.9 million for the nine months ended September 30, 1995.

     Occupancy costs as a percentage of sales for the nine months ended September 30, 1996 and 1995 for the Stabilized Malls were 13.3% and 13.6%, respectively. Occupancy costs were 12.3%, 12.2% and 12.1% for the years ended December 31, 1995, 1994, and 1993, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

     Occupancy includes tenants paying rent on executed leases.
     Changes for the Company's overall portfolio are as follows:

                                        At September 30,
                               ---------------------------------
                                    1996            1995
                                  --------        --------
     Stabilized malls(1).........   88.0%           89.0%
     New malls(1)................   88.1            79.4
     Associated centers(2).......   99.6            97.5
     Community centers(2)........   97.3            96.8
                                  --------        --------
     Total Portfolio.............   93.5%           92.7%
                                  ========        ========

     (1)  Does not include anchors
     (2)  Includes leased anchors

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories based on gross leasable area on the last day of the indicated period were as follows:

                                        At September 30,
                               ---------------------------------
                                    1996            1995
                                  --------        --------
   Malls........................   $18.44          $17.47
   Associated centers...........     8.57            8.20
   Community centers............     6.77            6.63

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the nine months ended September 30, 1996 over and above the base and percentage rent being paid by the previous tenant:


                           Per Square     Per Square   Percentage
                            Foot Rent     Foot Rent     Increase
                          Prior Lease(1) New Lease(2)  (Decrease)
                          -------------- ------------  ----------
     Malls...............     $17.09        $19.25        12.6%
     Associated centers..      11.25         12.48        11.0%
     Community centers...       6.63          6.55        (1.2)%


    (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
    (2) - Average base rent over the term of the lease.

     For the nine months ended September 30, 1996, malls represented
72.2% of total revenues from the properties; revenues from associated centers represented 3.3%; revenues from community centers represented
22.1%; and revenues from mortgages and the office building represented
2.4%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1996 TO THE RESULTS OF OPERATIONS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues for the three months ended September 30, 1996 increased by $2.4 million, or 72.2%, to $35.5 million as compared to $33.1 million in 1995. Of this increase, minimum rents increased by $1.6 million, or 7.4% to $22.8 million as compared to $21.2 million in 1995, and tenant reimbursements increased by $0.6 million, or 6.6%, to $10.2 million in 1996 as compared to $9.6 million in 1995.

     Approximately $1.5 million of the increase in revenues resulted from operations at the six new centers opened during the past twelve months. These centers consist of:
(I) Oak Hollow Mall in High Point, North Carolina, which opened in August 1995; (II) Hannaford Bros. in Richmond,
Virginia, which opened in December 1995; (III) Capital Crossing in Raleigh, North Carolina, which opened partially in December
1995 and the remainder in March 1996; (IV) Lowe's Plaza in
Adrian, Michigan, which opened in June 1996 and was subsequently sold in September; (V) Devonshire Place in Cary, North Carolina, which opened in September 1996; and (VI)Chester Square in in Richmond, Virginia, which opened in September 1996.
Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $0.8 million of increased revenues. The majority of these increases were generated at Hamilton Place in Chattanooga, Tennessee, CoolSprings Galleria in Nashville, Tennessee, College Square
Mall in Morristown, Tennessee, and Turtle Creek Mall in
Hattiesburg, Mississippi, and the community center portfolio.

     Management, leasing and development fees increased by $0.1 million to $0.6 million in the third quarter of 1996 as compared to $0.5 million in the third quarter of 1995. This increase was primarily due to new management fee income earned in the third quarter of 1996.

     Property operating expense, including real estate taxes and maintenance and repairs, increased in the third quarter of 1996 by $0.2 million or 1.9% to $10.5 million as compared to $10.3 million in the third quarter of 1995. This increase is primarily the result of the addition of the six new centers referred to above.

     Depreciation and amortization increased in the third quarter of 1996 by $0.3 million or 6.1% to $6.2 million as compared to $5.9 million in the third quarter of 1995. This increase is primarily the result of the addition of the six new centers referred to above.

     Interest expense decreased in the third quarter of 1996 by $1.0 million, or 11.2% to $7.7 million as compared to $8.7 million in 1995. This decrease is primarily due to a reduction in borrowings on the corporate lines of credit, increased capitalized interest on projects under development funded by the Company, offset by interest on the six new centers opened during the last twelve months.

     Other expense was $0.2 in the third quarter of 1996. This represents pre-development costs written off during this period.

     The gain on sales of real estate assets increased in the third quarter of 1996 by $0.8 million, or 116.7% to $1.4 million as compared to $0.6 million in 1995. The sales in the third quarter were the sale of a free-standing Lowe's Home Improvement
Center in Adrian, Michigan, and an outparcel sale at Oak Hollow
Mall in High Point, North Carolina. The sales of real estate assets in 1996 were primarily outparcel sales at Oak Hollow Mall in High Point, North Carolina.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996 TO THE RESULTS OF OPERATIONS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 1995

     Total revenues for the nine months ended September 30, 1996 increased by $11.5 million, or 12.1%, to $106.8 million as compared to $95.3 million in 1995. Of this increase, minimum rents increased by $7.4 million, or 12.2% to $67.9 million as compared to $60.5 million in 1995, and tenant reimbursements increased by $4.0 million, or 14.6%, to $31.5 million in 1996 as compared to $27.5 million in 1995.

     Approximately $8.5 million of the increase in revenues resulted from operations at the nine new centers opened or acquired during the past twenty one months. These centers consist of: (I)Henderson Square in Henderson, North Carolina, which opened in March 1995; (II) Westgate Mall in Spartanburg,
South Carolina, which was acquired in March 1995; (III) Suburban
Plaza in Knoxville, Tennessee, which was acquired in March 1995;
(IV) Oak Hollow Mall in High Point, North Carolina, which opened in August 1995; (V) Hannaford Bros. in Richmond, Virginia, which opened in December 1995; (VI) Capital Crossing in Raleigh, North
Carolina, which opened partially in December 1995 and the remainder in March 1996; (VII) Lowe's Plaza in Adrian, Michigan, which opened in June 1996 and was subsequently sold in September
1996; (VIII) Devonshire Place in Cary, North Carolina, which opened in September 1996; and (IX) Chester Square in Richmond,
Virginia, which opened in September 1996. Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $3.1 million of increased revenues. The majority of these increases were generated at Hamilton Place in Chattanooga, Tennessee, CoolSprings Galleria in Nashville, Tennessee, College Square in Morristown, Tennessee, and Oak Hollow Mall in Hattiesburg, Mississippi, and the community center portfolio.

     Interest and other income decreased by $0.1 million in 1996 to $3.0 million as compared to $3.1 million in 1995. This decrease was primarly due to less other miscellaneous income.

     Property operating expense, including real estate taxes and maintenance and repairs, increased in the first nine months of 1996 by $3.3 million or 10.4% to $32.1 million as compared to $28.8 million in 1995. This increase is primarily the result of the addition of the nine new centers referred to above.

     Depreciation and amortization increased in the first nine months of 1996 by $1.8 million or 10.8% to $18.6 million as compared to $16.8 million in 1995. This increase is primarily the result of the addition of the nine new centers referred to above.

     Interest expense decreased in the first nine months of 1996 by $1.1 million, or 4.4% to $23.2 million as compared to $24.3 million in 1995. This decrease is primarily due to a reduction in borrowings on the corporate lines of credit, increased capitalized interest on projects under development funded by the Company, offset by interest on the nine new centers opened and acquired during the last twenty-one months.

     The gain on sale of real estate assets increased for the nine months ended September 30, 1996 by $6.7 million, or 297.8% to $8.9 million as compared to $2.2 million in 1995. The sales in 1996 were the sale of two free-standing Lowe's Home
Improvement Centers in Benton Harbor, Michigan and Adrian,
Michigan, the sale of property owned in Virginia Beach, Virginia, outparcel land at Oak Hollow Mall in High Point, North Carolina, and the sale of land at projects under development in Fort Smith, Arkansas, Louisville, Kentucky, Virginia Beach, Virginia, and
Chattanooga, Tennessee. The sales of real estate assets in 1995 were primarily outparcel sales at Oak Hollow Mall in High Point, North Carolina, and Frontier Mall in Cheyenne Wyoming.

     Equity in earnings of unconsolidated affiliates increased in the first nine months of 1996 by $0.4 million, or 37.7% to $1.5 million as compared to $1.1 million in 1995. This increase is due primarily to improved occupancies and results of operations at Madison Square Mall in Huntsville, Alabama, and Governor's
Square Mall in Clarksville, Tennessee.


LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 95% of its "Real Estate
Investment Trust Taxable Income" as defined in the Internal
Revenue Code of 1986, as amended (the "Code").

     As of November 1, 1996, the Company had $11.9 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of November 1, 1996, the
 Company had obtained revolving credit
lines totaling $137 million of which $84.5 million was available.
The Company believes other credit lines can by arranged as necessary.
Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The
Company has filed a Shelf Registration authorizing shares of the company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $200 million, with $114.1 million remaining after the Company's follow-on offering of common stock on September 25, 1995. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 31.0% ownership in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.5 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 36%.
Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 30.3 million shares of common stock with a market value of approximately $697.6 million at September
30, 1996 (based on the closing price of $23 per share on September 30, 1996). Company executive and senior officers' ownership interests had a market value of approximately $250.9 million at September 30, 1996.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At September 30, 1996, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in seven properties was $453.1 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $43.7 million for total debt obligations of $496.8 million with a weighted average interest rate of 8.3%. Variable rate debt accounted for $123.2 million with a weighted average interest rate of 6.8%. Variable rate debt accounted for approximately 24.8% of the Company's total debt and 10.3% of its total capitalization. Of this variable rate debt, $116.5 million is related to construction projects. Periodically, the Company enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The Company has entered into interest rate swap agreements for $55.5 million of variable rate debt at an average interest rate of 6.6% through the second quarter of 1998. Therefore, the
 Company's exposure to
interest rate fluctuations as of September 30, 1996 is $66.5 million on construction properties and $1.2 million on operating properties.

     In April 1995, the Company executed a three-year interest rate swap agreement on $5.5 million of debt with First Union
National Bank. The effective date was March 16, 1995. This swap agreement effectively fixes the interest rate on the $5.5 million of debt at 8.5%. In June 1995 the Company executed a $50.0 million interest rate swap with NationsBank N.A., for a three-year period at a rate of 5.52%. This agreement effectively fixes $50.0 million of the Company's variable rate debt at a rate no greater than 7.27%. There were no fees charged to the Company related to these transactions.

     In March 1996, the Company added $17.0 million and one additional bank to its credit facility led by First Tennessee
Bank N.A., bringing the total to $42.0 million.

     In September 1996, the Company closed a loan with Compass Bank in the amount of $25 million at an interest rate of 50 basis point over LIBOR. The facility matures on January 15, 1997. The loan was used to repay higher variable rate debt.

     In April 1996, the Company reduced the pricing on the $10 million credit facility led by SunTrust N.A. from 165 basis points to 125 basis points over LIBOR. In May 1996, the Company's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 175 basis points to 150 basis points over LIBOR. In August 1996, the Company reduced the pricing on the $42 million credit facility led by First Tennessee Bank N.A. to average menu pricing of approximately 137 basis points from 165 basis points over LIBOR.

     During March 1996, the Company closed on three permanent loans; (I) a twelve-year loan on Oak Hollow Mall in High Point, North Carolina, owned 75% by the Company, in the amount of $54 million at an interest rate of 7.31%; (II) a ten-year loan on Turtle Creek Mall in Hattiesburg, Mississippi, in the amount of $35 million at an interest rate of 7.4%; and (III) an eighteen-year loan on Henderson Square in Henderson, North
Carolina, in the amount of $7.4 million at an interest rate of 7.5%. The proceeds from these loans were used to repay variable rate debt.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 41.6% at September 30, 1996.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     During the first nine months of 1996, the Company opened a 20,000 square foot Staples at Capital Crossing in Raleigh, North
Carolina, a 23,000 square foot Regal Cinema at
 Oak Hollow Mall in
High Point, North Carolina, the 101,000 square foot Lowe's Home
Improvement Center in Adrian, Michigan, a 15,000 square foot free-standing Just for Feet on the periphery of Hamilton Place Mall in Chattanooga, Tennessee, the 55,000 square foot Hannaford Bros. in
Richmond, Virginia, and the first phase of the 105,000 square foot
Devonshire Place in Cary, North Carolina, which is anchored by Hannaford Bros. and Border's Books. The remaining anchor, Kinetix, will open in November. Subsequent to the end of the third quarter, the Company opened the redevelopment and expansion of the 1.1 million square foot Westgate Mall in Spartanburg, South Carolina. Westgate is anchored by Belk, Dillard's, J.B. White, JCPenney, Sears, and
Upton's making it the only 6-anchor regional mall in the state of
South Carolina. Westgate Mall opened with 82% of the small shops occupied and 87% leased and committed. The Company also opened a 26,000 square foot free-standing Barnes & Noble on the periphery of Oak Hollow Mall in High Point, North Carolina.

     The Company currently has approximately 3.3 million square feet of new development under construction consisting of: (I)
LaGrange Commons in LaGrange, New York - approximately 60,000 square feet scheduled to open in November 1996; (II) Kingston
Overlook in Knoxville, Tennessee - approximately 116,000 square feet scheduled to open beginning in November 1996; (III) The
Terrace in Chattanooga, Tennessee - approximately 158,000 square feet scheduled to open in March 1997; (IV) Massard Crossing in Fort Smith, Arkansas - approximately 291,000 square feet scheduled to open in March 1997; (V) Salem Crossing in Virginia Beach,
Virginia - approximately 289,000 square feet scheduled to open in April 1997; (VI) Hannaford Bros. in Richmond, Virginia - approximately 63,000 square feet scheduled to open in February
1997; (VII) Springhurst Towne Center in Louisville, Kentucky - approximately 808,000 square feet scheduled to open beginning in August 1997; (VIII) Cortlandt Town Center in Cortlandt, New
York - approximately 766,000 square feet scheduled to open beginning in September 1997; (IX) Bonita Lakes Mall in Meridian,
Mississippi - approximately 632,000 square feet scheduled to open in October 1997; and (X) Bonita Lakes Crossing in Meridian,
Mississippi - approximatley 64,000 square feet scheduled to open in October 1997.

     The Company also has under construction the addition of a new Dillard's department store and United Artists' 10-screen cinema to Twin Peaks Mall in Longmont, Colorado, the addition of Dillard's to Frontier Mall in Cheyenne, Wyoming, and a Cinemark
Theater expansion from three to seven screens at Plaza Del Sol
Mall in Del Rio, Texas.

     By the end of 1996, the Company expects to start construction on a free-standing Regal Cinemas in Virginia Beach, Virginia. During the first half of 1997, the Company expects to start construction on the 1.3 million square foot Arbor Place
Mall, in suburban Atlanta. In September 1996, the Company announced commitments from Dillard's, Parisian, Sears, Upton's, and Regal Cinemas to anchor this mall that is scheduled for a Fall 1998 opening.

     During the first nine months of 1996, the Company closed on the sale of two free-standing Lowe's Home Improvement Centers which generated a gain of approximately $3.3 million. These proceeds were invested in the Company's new mall under construction in Meridian, Mississippi.

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the Company currently has no other significant capital commitments.

     It is management's expectation that the Company will continue to have access to the capital resources necessary to expand and develop its business. Future development and acquisition activities will be undertaken by the Company as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

     The Company will fund its major development, expansion and acquisition activity with its traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings, and its credit facilities in a manner consistent with its intention to operate with a conservative debt to total market capitalization ratio.


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 80% - 90% of its funds from operations with the remaining 10% - 20% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserve will be sufficient to cover (I) tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and (II) capital expenditures which will not be reimbursed by tenants.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit.

     For the nine months ended September 30, 1996, revenue generating capital expenditures or tenant allowances for improvements were $2.4 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $2.6 million for the nine months ended September 30, 1996. Revenue neutral capital expenditures, which are recovered from the tenants, were $0.3 million for the first nine months of 1996.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. The Company has not been notified by any governmental authority, or is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

     The Company has not recorded in its financial statements any material liability in connection with environmental matters.

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income
(loss) before depreciation of real estate assets, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The
Company computes FFO in accordance with The National Association of Real Estate Investments Trusts ("NAREIT") recent recommendation concerning finance costs and non-real estate depreciation, but the Company does not include gain or losses on outparcel sales or the effect of straight-lined rents in its calculation, even though NAREIT permits their inclusion when calculating FFO
("New Basis"). In prior years the Company included non-real estate depreciation and amortization of finance costs in FFO
("Old Basis").

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating
Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income(loss) for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     For the nine months ended September 30, 1996, FFO increased by $8.7 million, or 23.7%, to $45.5 million as compared to $36.8 million for 1995. The increase in FFO was primarily attributable to the continuing increase in revenues and income from operations.


The Company's calculation of FFO is as follows: (dollars in thousands)


                                  Three Months Ended    Nine Months Ended
                                     September 30,       September 30,
                                   -----------------    -------------------
                                      New               New
                                      Basis             Basis
                                      1996     1995      1996       1995
                                    --------  -------   -------    -------

Income from operations..........     $8,935    $6,485   $26,170    $19,098

     ADD:
Depreciation & amortization from
 consolidated properties........      6,232(1) 6,023(2)  18,583(3) 17,186(4)

Income from operations of
 unconsolidated affiliates......        430      373      1,540     1,118

Depreciation & amortization from
 unconsolidated affiliates......        271      314        897       954

Write-off of development costs
  charged to net income.........        185        4        450       465

SUBTRACT:

Minority investors' share of
 income from operations in seven
 properties.....................       (122)    (172)      (385)     (319)
Minority investors share of
 depreciation and amortization
 in seven properties............       (171)     (85)      (486)     (182)
Preference return paid to
 mortgagees (5) .................         17(6)  (246)      (331)     (735)

Adjustment for straight-lining
 of rents:

Consolidated properties.........       (328)    (223)     (728)      (750)

Unconsolidated affiliates.......         14      (14)        4        (14)

Minority investors share of
 seven properties...............          3       (1)       12          -

Depreciation and amortization of
 non-real estate assets and
 finance costs..................         (65)       -      (194)         -
                                     -------  -------   -------    -------
TOTAL FUNDS FROM OPERATIONS.....     $15,401  $12,458   $45,532    $36,821
                                     =======  =======   =======    =======

(1) Old Basis would have included $168 of non-real estate depreciation, which now is classified as property operating expense on the income statement, and excluded finance costs.
(2) Includes $151 of non-real estate depreciation, which now is classified as property operating expense on the income statement.
(3) Old Basis would have included $517 of non-real estate depreciation, which is now classified as property operating expense on the income statement, and excluded finance costs.
(4) Includes $413 of non-real estate depreciation, which is now classified as property operating expense on the income statement.
(5)  Preferred return of 7.0% and shortage in mortgage payments.
(6) The Company received an additional mortgage payment in the third quarter to reduce the shortfall in previous months.

    The Company does not include gains or losses on outparcel sales (which would have added $5.6 million in 1996 and $2.2 million in 1995) or the effect of straight-line rents (which would have added $0.7 million in 1996 and 1995) in its calculation of funds from operations.


IMPACT OF INFLATION

    In the last three years, inflation has not had a significant impact on the Company or CBL because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

                   PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None

ITEM 2:   Changes in Securities

          None

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matter to a Vote of Security Holders

          None

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          A. Exhibits

               Exhibit 10.25
                    Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo
                    Bank N.A. etal dated September 26, 1996.

               Exhibit 10.26
                    Promissory Note Agreement between the REIT and Compass Bank dated September 17, 1996.

               Exhibit 27
                    Financial Data Schedule

          B. Reports on Form 8-K

               The following item was reported:

                    The outline from the Company's October 31, 1996 conference call with analysts and investors regarding earnings (Item 5) was filed on October 31, 1996.

                            SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CBL & ASSOCIATES PROPERTIES, INC.

                                          John N. Foy
                                   ----------------------------

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



Date: November 13, 1996

                          EXHIBIT INDEX



    EXHIBIT


     10.25     Amended and Restated Credit Agreement
               between the Operating Partnership
               and Wells Fargo Bank N.A. etal dated
               September 26, 1996.


     10.26     Primissory Note Agreement between the
               REIT and Compass Bank dated
               September 17, 1996.


     27        Financial Data Schedule