Form 10-K
period 1996-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 1997-03-31
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]For the Fiscal
     Year Ended December 31, 1996

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]For the transition period from _________ to __________

                   Commission File No. 1-12494

                CBL & ASSOCIATES PROPERTIES, INC.
     ________________________________________________________
      (Exact name of registrant as specified in its charter)

               Delaware                      62-1545718
     _______________________________    _____________________
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification Number)

     One Park Place
     6148 Lee Highway
     Chattanooga, Tennessee                     37421
     _______________________________    _____________________
     (Address of principal              (Zip Code)
      executive offices)

     Registrant's telephone number, including area code:
                         (423) 855-0001

     Securities registered pursuant to Section 12(b) of the Act:


                                        Name of each Exchange
     Title of Each Class                on which Registered
     _______________________________    _____________________

     Common Stock, $.01 par             New York Stock Exchange
     value per share

     Securities registered pursuant to Section 12(g) of the Act:
     None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                          ______       ______
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $596,361,906 based on the closing price on the New York Stock Exchange for such stock on March 24, 1997.

     As of March 24, 1997, there were 23,974,348 shares of the Registrant's Common Stock outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates certain information by reference from the Registrant's 1996 Annual Report to Shareholders (the "Annual
Report").   With the exception of the sections of the Annual
Report specifically incorporated by reference herein, the Annual Report is not deemed to be filed as part of this Form 10-K.

Part III incorporates certain information by reference to the Registrant's definitive proxy statement filed on March 25, 1997 in respect to the Annual Meeting of Stockholders to be held on May 1, 1997.


                            FORM 10-K

                        TABLE OF CONTENTS


Item No.                                                     Page
________                                                    _____

                              PART I

Item 1  Business . . . . . . . . . . . . . . . . . . . . . .    3
Item 2  Properties . . . . . . . . . . . . . . . . . . . . .   13
Item 3  Legal Proceedings. . . . . . . . . . . . . . . . .     32
Item 4  Submission of Matters to a Vote of Security Holders    32

                             PART II

Item 5  Market for Registrant's Common Equity and Related
        Shareholder Matters. . . . . . . . . . . . . . . .     32
Item 6  Selected Financial Data. . . . . . . . . . . . . .     33
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . .     33
Item 8  Financial Statements and Supplementary Data. . . .     34
Item 9  Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure. . . . . . . .     34

                             PART III

Item 10  Directors and Executive Officers of the Registrant    34
Item 11  Executive Compensation. . . . . . . . . . . . . .     34
Item 12  Security Ownership of Certain Beneficial Owners
         and Management. . . . . . . . . . . . . . . . . .     34
Item 13  Certain Relationships and Related Transactions. .     34

                             PART IV

Item 14  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K . . . . . . . . . . . . . . .     35

                              PART I

ITEM 1.  BUSINESS.

FORMATION OF THE REIT

     CBL & Associates Properties, Inc. (the "Company") was incorporated on July 13, 1993 under the laws of the State of Delaware to acquire an interest in substantially all of the real estate properties owned by CBL & Associates, Inc. and its affiliates ("CBL") and to provide a public vehicle for the expansion of CBL's shopping center business. The Company is a self-managed, self-administered, fully-integrated real estate company which is engaged in the ownership, operation, marketing, management, leasing, expansion, development, redevelopment, acquisition and financing of regional malls and community and neighborhood centers.

     The Company conducts all of its business through CBL & Associates Limited Partnership, a Delaware limited partnership (the "Operating Partnership"). To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code"), the Operating Partnership carries out the Company's property management and development activities through CBL & Associates Management, Inc. (the "Management Company").

     On November 3, 1993, the Company completed initial public offerings, inside and outside the United States (the "Offerings"), of 15,400,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneously with the completion of the Offerings, CBL transferred to the Operating Partnership substantially all of CBL's interests in its real estate properties and its management and development operations in exchange for an aggregate 35.4% limited partner interest in the Operating Partnership. CBL also acquired an additional 4.9% limited partner interest in the Operating Partnership for a cash payment of $24.4 million. Each of the partnership interests in the Operating Partnership may, at the election of its respective holder, be exchanged for shares of Common Stock of the Company, subject to certain limitations imposed by the Code. Following the Offerings, the Company owned a 59.7% general partner interest in the Operating Partnership.

     The Offerings and the application of proceeds therefrom, including the Operating Partnership's acquisition of certain property interests, and the contribution by CBL of property interests to the Operating Partnership, are referred to herein as the "Formation."

     In December, 1993, CBL exercised its right under the Operating Partnership's partnership agreement to exchange a 4.7% limited partner interest in the Operating Partnership for 1,221,744 shares of Common Stock. In October 1994, the Operating Partnership exercised its option to acquire from CBL the former Phar-Mor space at Valley Crossing in Hickory, North Carolina for a value of $3,575,400. The Operating Partnership issued a .5377% limited partnership interest (190,688 share equivalents) to CBL in return for the former Phar-Mor space.

     In September, 1995, the Company completed a follow-on offering of 4,163,500 shares of its Common Stock at $20.625 per share. CBL purchased 150,000 of these shares. The net proceeds of $80.7 million were used to repay floating rate indebtedness on the Company's revolving lines of credit.

     In August, 1996, the Company exercised its option to acquire from CBL a parcel of land for the recently constructed Just for Feet on the periphery of Hamilton Place Mall in Chattanooga, Tennessee for a value of $780,053. The Operating Partnership issued a .0798% limited partner interest (34,246 share equivalents) to CBL in return for the parcel.

     After giving effect to the above transactions and at December 31, 1996, CBL held a 30.97% limited partner interest in the Operating Partnership, and the Company held a 69.03% general partner interest in the Operating Partnership. In addition, CBL held approximately 1.5 million of the outstanding shares of Common Stock for a total ownership share of 36.01%.

     Subsequent to the end of the 1996 year, in January, 1997, the Company completed a spot offering of 3,000,000 shares of its Common Stock at $26.125 per share. CBL purchased 55,000 of those shares as part of the offering. The net proceeds of $74.3 million, were used to repay variable rate indebtedness incurred in the Company's development and acquisition program.

     After giving effect to the above transactions, CBL holds a 28.18% limited partner interest in the Operating Partnership, and the Company holds a 71.82% general partner interest in the Operating Partnership. In addition, CBL holds approximately 1.6 million of the outstanding shares of Common Stock for a total ownership share of 32.95%.


GENERAL

     The Company owns interests in a portfolio of properties, consisting of 18 enclosed regional malls (the "Malls"), of which three are joint venture investments, eight associated centers (the "Associated Centers"), each of which is part of a regional shopping mall complex, and 75 independent community shopping centers (the "Community Centers").

     Additionally, the Company owns one mall, two associated centers, two power centers, and four community shopping centers currently under construction (the "Construction Properties"). The Company also owns options to acquire certain shopping center development sites (the "Development Properties").

     The Company also holds mortgages (the "Mortgages") on six community and neighborhood shopping centers owned by non-CBL affiliates. The Mortgages were granted in connection with sales by CBL of certain properties previously developed by CBL. The Company also owns an interest in a three-story office building in Chattanooga, Tennessee, a portion of which serves as the Company's headquarters (the "Office Building"). The Malls, Associated Centers, Community Centers, Construction Properties, Development Properties, Mortgages and Office Building are collectively referred to herein as the "Properties" and individually as a "Property."

     The Company and the Operating Partnership generally own a 100% interest in the Properties. In all but one of the Properties where the Company and the Operating Partnership own less than a 100% interest the Operating Partnership is the sole general partner or managing general partner of the property partnership which owns such Properties. In one Mall, an affiliate of the Operating Partnership is a non-managing general partner.

     For a full description of the Properties, see Item 2
"Properties."

     The Company's executive offices are located at One Park
Place, 6148 Lee Highway, Chattanooga, Tennessee 37421. The telephone number at this address is (423) 855-0001.

MANAGEMENT AND OPERATION OF PROPERTIES

     MANAGEMENT COMPANY

     The Company is self-managed and self-administered. To comply with certain technical requirements of the Code, the Operating Partnership carries out the Company's property management and development activities through the Management Company.

     The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company. The remaining 95% of the common stock is held by Charles Lebovitz, his family and his associates. Substantially all of CBL's asset management, property management and leasing and development operations, including CBL's executive, property, financial, legal and administrative personnel, were transferred to the Management Company as part of the Formation. The Management Company manages
all of the Properties (except for Governor's Square   see below)
pursuant to a management agreement that may be terminated at any time by the Operating Partnership upon 30 days written notice.
In addition, the Management Company manages certain properties owned by CBL that were not transferred to the Company in the Formation as well as certain shopping centers owned by non-CBL affiliates. Through its ownership of the Management Company's preferred stock, the Operating Partnership enjoys substantially all of the economic benefits of the Management Company's business. Pursuant to requirements set forth in the Management Company's Amended and Restated Certificate of Incorporation, a majority of the Management Company's board of directors are required to be independent of CBL. From November 1993 to the current date, the board of directors of the Management Company consist of the same individuals as the Company's board of directors including the four independent directors.

     ON-SITE MANAGEMENT

     The on-site property management functions at the Malls include leasing, management, data processing, rent collection, project bookkeeping, marketing, and promotion. Each Mall, for itself and its Associated Centers, has an on-site property manager who oversees the on-site staff and an on-site marketing director who oversees the marketing program for that mall. District managers, most of whom are located at the Company's headquarters, oversee the leasing and operations at a majority of the Community Centers. The on-site Mall managers are experienced managers with training in mall management.

     Virtually all operating activities are supported by a computer software system which is designed to provide management with operating data necessary to make informed business decisions on a timely basis. During 1994, the Company implemented a new management information system which included hardware and software. The system was developed to more efficiently assist management in efforts to maintain management quality and tenant relations while minimizing operating expenses. Retail sales analysis, leasing information, budget controls, accounts receivable/payable, operating expense variance reports and income analysis are continually available to management. Management also has available an information system that facilitates the development and monitoring of budgets and other relevant information.

     An affiliate of the Management Company also leases certain equipment, such as furniture, computers and vehicles, to partnerships that own title to the Properties (the "Property Partnerships") for use at the Malls. During 1996, security, maintenance and cleaning services at most of the Malls were provided by a company (ERMC, L.P.) in which certain executive officers of the Company had an interest at year end. In February, 1997, substantially all of the assets of ERMC, L.P. were sold to a third party not affiliated with CBL or any of the Company's executive officers.

     Management pursues periodic preventative maintenance programs, which encompass paving, roofing, HVAC and general improvements to the Properties' common areas. The on-site property managers oversee all such work in accordance with approved budgets.

     GOVERNOR'S SQUARE

     Governor's Square is the only Property in the Company's portfolio in which the Company is not the sole general partner or managing general partner. Governor's Square is owned by a Property Partnership, the managing general partner of which is a non-CBL affiliate which owns a 47.5% interest in the Mall. Although the managing general partner of this partnership controls the timing of distributions of cash flow, the Company's approval is required for certain major decisions, including permanent financing, refinancing and sale of all or substantially all of the partnership's assets. Property management services, including accounting, auditing, maintenance, promotional programs, leasing, collection and insurance, are performed by a property manager affiliated with the non-CBL managing general partner for which such property manager receives a fee.

EMPLOYEES

     The Company, through the Management Company, currently employs approximately 266 full time and 160 part time persons. None of these employees is currently represented by any union. Prior to the Formation, substantially all of the employees were employed by CBL. The Company does not have any employees other than its statutory officers.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. Such laws typically impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain laws require abatement or removal of friable and certain non-friable asbestos-containing materials ("ACMs") in the event of demolition or certain renovations or remodeling. Certain laws regarding ACMs require building owners and lessees, among other things, to notify and train certain employees working in areas known or presumed to contain ACMs. Certain laws also impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with ACMs. In connection with its ownership and operations of the Properties, the Company, the Operating Partnership or the relevant Property Partnership, as the case may be, may be potentially liable for such costs or claims.

     All of the Properties, except for Development Property land options, have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments within approximately the last four years. Such assessments were intended to evaluate the environmental condition of, and potential environmental liabilities associated with, the Properties. The Phase I assessments generally consisted of an investigation of environmental conditions at the Properties, including a preliminary investigation of the sites and identification of publicly known conditions concerning properties in the vicinity of the sites, limited screening and sampling for the presence of ACMs, an investigation as to the presence of polychlorinated biphenyls ("PCBs") and above ground and underground storage tanks presently or formerly at the sites and the preparation and issuance of written reports. Where believed to be warranted, soil samplings or other subsurface investigations were undertaken. Some of the Properties contain, or at one time contained, underground storage tanks ("UST's") used to store heating oil for on-site consumption or petroleum products or wastes typically related to the auto service or other operations conducted at such Properties. Certain Properties contain, or at one time contained dry cleaning establishments utilizing solvents. Certain adjacent Properties also contain or contained USTs. The Company, as a result of the Phase I surveys, has no reason to believe that these conditions have had a material adverse impact on the Properties. Nevertheless, there can be no assurance that the Properties have not been adversely affected by such USTs or dry cleaning establishments or that the Company would not be responsible for remediating contamination associated with those conditions. The Phase I assessments included a limited survey for friable ACMs which revealed the presence of friable ACMs at a limited number of the Properties, primarily in the form of pipe insulation and ceiling tiles. Earlier inspections revealed non-friable ACMs at certain of the Properties, primarily in the form of mastic adhesive bonding in floor tiles. At certain Properties, where warranted by the conditions, the Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to ACMs. The costs associated with the development and implementation for such programs was not material. The Company intends to obtain or review environmental site assessments prior to exercising any Development Property land options.

     None of the environmental assessments conducted to date has revealed any environmental condition which management believes would have a significant material adverse effect on the Company's business, assets or results of operations, nor is management otherwise aware of any such condition. Nevertheless, it is possible that these assessments do not reveal all potential environmental liabilities, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the relevant Property Partnership.

     The Company believes that the Properties are in compliance in all material respects with federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. Neither the Company nor the Operating Partnership has been notified by any governmental authority, or is otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.

     The Company has not recorded in its financial statements any material liability in connection with environmental matters.

INSURANCE

     The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all the Properties, with policy specifications and insured limits customarily carried for similar properties. Management believes that the Properties are adequately insured in accordance with industry standards.


THE COMPANY'S STRATEGY FOR GROWTH

     Management believes that per share growth in the Company's Funds from Operations is one of the key factors in enhancing shareholder value. It is the objective of the Company's management to achieve growth in Funds from Operations through the aggressive management of the Company's existing Properties, the expansion and renovation of existing Properties, the development of new properties, and select acquisitions. Funds from Operations can also be affected by external factors, such as inflation, fluctuations in interest rates or changes in general economic conditions, which are beyond the control of the Company's management.

     "Funds from Operations" is defined by the Company as net income (loss) before property depreciation, other non-cash items (consisting of the effect of straightlining of rents), gains or losses on sales of real estate and gains or losses on investments in marketable securities. Funds from Operations also includes the Company's share of Funds from Operations from unconsolidated affiliates but minority investors' interests are excluded from Funds from Operations. The Company complies with the National Association of Real Estate Investment Trust's ("NAREIT") revised definition of Funds from Operations by not adding back to income from operations depreciation and amortization of finance costs and non-real estate assets. The Company continues to exclude outparcel sales and the effect of straight-line rents from its Funds from Operations calculation, even though the revised definition allows their inclusion. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income (loss) for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     Specifically, the Company has implemented its objective of growing its Funds from Operations and will continue to do so by:

     | Maximizing the cash flow from its existing portfolio of regional malls, community centers, and other retail complexes through aggressive leasing, management, and marketing, including:

               an active leasing strategy which seeks to increase occupancy. At December 31, 1996, the occupancy at the Stabilized Malls, New Malls, Associated Centers, and Community Centers was 89.0%, 87.7%, 99.6%, and 97.2%, respectively, as compared to occupancies of 89.8%, 81.1%, 99.0%, and 96.8%, respectively, at December 31, 1995;

               expanded merchandising, marketing and promotional activities, with the goal of enhancing tenant sales and thereby increasing percentage rents. Mall shop sales per square foot for the year ended December 31, 1996 were 1.5% higher at the Stabilized Malls than for the year ended December 31, 1995;

               increased base rents as tenant leases expire, renegotiation of leases and negotiation of terminations of leases of under performing retailers. At December 31, 1996 average base rents per square foot at the Malls, Associated Centers, and Community Centers was $19.64, $8.59, and $6.94, respectively, as compared to average base rents per square foot of $18.72, $8.37, and $6.66, respectively, at December 31, 1995;

               control of operating costs. Occupancy costs as a percentage of sales at the Malls decreased to 11.5% for the year ended December 31, 1996 as compared to 12.3% for the year ended December 31, 1995.

     | Expanding and renovating existing properties to maintain their competitive position.

          Most of the Malls were designed to allow for expansion and growth through the addition of new department stores or other large retail stores as anchors ("Anchors"). Fourteen of the 18 Malls have undergone expansion or renovation since their opening, and all of the Malls have been either built or renovated in the last 10 years or are in the process of being renovated. Four of the Malls had available Anchor pads at December 31, 1996, two of which are now Dillard stores which opened in March, 1997. Eighteen existing Anchors at 10 Malls have expansion potential at their existing stores. During 1996, the Company completed the renovation of Pemberton Square Mall in Vicksburg, Mississippi and Twin Peaks Mall in Longmont, Colorado. The Company plans to renovate and expand Foothills Mall in Maryville, Tennessee in 1997 and Hamilton Place in Chattanooga, Tennessee in 1998.

          In the community center portfolio, the Company expanded four Food Lion stores totaling approximately 24,800 square feet in 1996, and one other community center was renovated. Renovations and expansions are planned for seven community centers in 1997 as well as a 24,000 square foot expansion for Barnes & Noble.

     | Developing new retail properties with profitable returns on capital, leading to growth for the future.

          In 1996, the Company opened one Mall redevelopment and expansion, two free standing buildings on the periphery of two Malls and four community centers. Summary information concerning these properties is set forth below.

               SUMMARY INFORMATION CONCERNING PROPERTIES
            OPENED DURING THE YEAR ENDED DECEMBER 31, 1996

                                                 Anchor      Non-
Name of Center/                    Total         GLA        Anchor       Percentage
Location                           GLA(1)        (2)          GLA        Leased(3)         Anchors

MALLS
 Westgate Mall                   1,100,059      833,643      266,416         85%         Belk, Dillards,
  Spartanburg, SC(5)                                                                     J.B. White, JCPenney,
                                                                                         Regal Cinemas, Sears,
                                                                                         Uptons

 Just for Feet                      15,000       15,000            0        100%         Just for Feet
  Chattanooga, TN

 Barnes & Noble                     25,920       25,920            0        100%         Barnes & Noble
  High Point, NC                 ---------    ---------    ---------

Total Malls.................     1,140,979      874,563            0
                                 ---------    ---------    ---------

COMMUNITY CENTERS
 Lowe's Plaza                      101,287      101,287            0        100%          Lowe's
  Adrian, MI(4)

 Devonshire Place                  104,517      104,517            0        100%          Hannaford Bros.
  Cary, NC                                                                                 Borders, Kinetix

 Kingston Overlook                 116,926      116,926            0        100%          HomePlace
  Knoxville, TN                                                                           Baby Superstore
                                                                                           Michael's(6)
 LaGrange Commons                   59,799       44,799       15,000         85%           A & P
  LaGrange, NY

 Chester Square                     54,664       54,664            0        100%           Hannaford Bros.
  Chester, VA(4)                 ---------    ---------    ---------

Total Community Centers.....       437,193      422,193       15,000
                                 ---------    ---------    ---------
TOTAL PROPERTIES GLA........     1,578,172    1,296,756      281,000
                                 ---------    ---------    ---------
LESS EXISTING GLA(5)........       676,030      493,675      182,355
                                 ---------    ---------    ---------
TOTAL PROPERTIES OPENINGS...       902,142      803,081       99,061
                                 =========    =========    =========

       (1) Includes total square footage of Anchors (whether owned or leased by the Anchor) and mall stores or shops.
       (2) Includes total square footage of Anchors (whether owned or leased by the Anchor).
       (3) Percentage leased for Westgate Mall does not include Anchor GLA. For the community centers, percentage leased includes leased Anchor and GLA.
       (4)     Center sold during 1996.
       (5) At Westgate Mall there was existing GLA of 676,030, consisting of Anchor GLA of 493,675 and mall store GLA of 182,355.
       (6)     Michael's is leased and will open in July, 1997.


        The Company currently has one mall, two associated centers, two power centers, and four community centers under construction. These properties will add approximately 3,128,000 square feet to the Company's portfolio and are all scheduled to open during 1997 or early 1998.



     SUMMARY INFORMATION CONCERNING CONSTRUCTION PROPERTIES
                      AS OF MARCH 15, 1997



                                                                 Ownership
                                                                 by Company
                                    Anchor   Non-    Annualized  and          Percentage
Name of Center/        Total        GLA      Anchor  Base        Operating    Pre-        Projected
Location               GLA (1)      (2)      GLA     Rent (3)    Partnership  Leased(4)   Opening        Anchors
-------------------  ----------  ---------  ------- -----------  -----------  ----------  -----------  ---------------
MALLS
Bonita Lakes Mall     633,140      449,427  183,713  $ 1,822,000     100%        48%     October 1997  Dillards(5),
  Meridian, MS                                                                                         McRae's(5),
                     ----------  ---------  ------- ------------                                       JCPenney,
                                                                                                       Sears(5),
                                                                                                       Goody's
POWER CENTERS
Springhurst Town       808,159     594,159  214,000  $ 2,608,636     100%        80%     July 1997/    Meijer(5),
  Center                                                                                 June 1998     Target(5),
Louisville, KY                                                                                         Kohls',
                                                                                                       Party Source,
                                                                                                       Cinemark, Gap
                                                                                                       Old Navy, TJ Maxx
Cortlandt Town         769,163     576,816  231,343    6,304,830     100%        83%     October 1997/ Home Depot(5),
 Center                                                                                  June 1998     HomePlace,
 Cortland, NY                                                                                          Wal*Mart,
                     ----------  ---------  ------- ------------                                       Barnes & Noble,
                                                                                                       The Wiz, A & P,
                                                                                                       United Artist
Total Power
  Centers........... 1,577,322   1,170,975  445,343  $ 8,913,466
                     ----------  ---------  ------- ------------

ASSOCIATED CENTER
Bonita Lakes            74,000      50,000   24,000  $   168,200     100%        29%    October 1997   Books A Million
 Crossing
    Meridian, MS

The Terrace            157,923     157,923        0    1,596,875     100%       100%    March  1997/ Circuit City(5)(6),
 Chattanooga, TN                                                                          April 1997   HomePlace(6),
                                                                                                       Barnes & Noble,
                                                                                                       Gap Old Navy,
                                                                                                       Staples
                     ----------  ---------  ------- ------------
Total Associated
 Centers............   231,923     207,923   24,000  $ 1,765,075


COMMUNITY CENTERS
Massard Crossing       290,717     260,057   30,660  $   757,748     100%       100%     March 1997    Wal*Mart(5),
 Fort Smith, AR                                                                                        Goody's,
                                                                                                       TJ-Maxx

Salem Crossing         289,305     251,892   37,413      569,168     100%        98%     April 1997/   Hannaford Bros.,
 Virginia Beach, VA                                                                       May 1997     Wal*Mart(5)

Northpark Center        62,500      62,500        0      337,500     100%       100%     March 1997    Hannaford Bros.
 Richmond, VA

Strawbridge Market      43,570      43,570        0      533,732     100%       100%     August 1997   Regal Cinema
 Place
 Virginia Beach, VA
                     ----------  ---------  ------- ------------

Total Community
 Centers ...........   686,092     618,019   68,073  $ 2,198,148

                     ----------  ---------  ------- ------------

Total Construction
 Properties......... 3,128,477   2,446,344  721,129  $14,698,689
                     ==========  =========  ======= ============

_________________________
( 1) Includes total square footage of Anchors (whether owned or leased by the Anchor) and mall stores or shops.
( 2) Includes total square footage of Anchors (whether owned or leased by the Anchor)
( 3) Represents initial base rents from leases executed prior to
     March 5, 1997.
( 4) Percentage leased for malls  does not include Anchor GLA.
     For the community, associated, and power centers percentage leased includes non-Anchor GLA and leased Anchor GLA.
( 5) Owned by Tenant.
( 6) Circuit City and Home Place were open prior to March 15, 1997


          In addition to the Construction Properties, the Company is pursuing the development of a number of sites which the Company believes are viable for future development as malls and community and neighborhood shopping centers. Regional mall development sites are being pursued in Alabama, Georgia, and Kansas and community shopping center sites are being pursued in Alabama, Florida, Georgia, New York, North Carolina, Tennessee and Virginia.

          In general, the Company seeks out development opportunities in middle-market trade areas that it believes are under-serviced by existing retail facilities, have demonstrated improving demographic trends or otherwise afford an opportunity for effective market penetration and competitive presence.


     | Acquiring existing retail properties where cash flow can be enhanced by improved management, leasing, redevelopment and expansion.

          Management believes that an opportunity for growth exists through the acquisition of shopping centers that meet the Company's investment criteria and targeted returns. In general, the Company seeks to acquire well-located shopping centers in middle-market geographic areas consistent with management's experience where management believes significant value can be created through its development, leasing and management expertise.

          In November, 1996 the Company purchased St. Clair Square located in Fairview Heights, Illinois, an approximate 1,044,000 square foot super regional mall for $86.4 million. St. Clair Square is anchored by Dillard's, Famous-Barr, JCPenney and Sears and is currently 97.7% leased. The acquisition was funded by a $66.0 million acquisition loan with the balance funded from the Company's credit lines.

          In December, 1996, the Company completed the acquisition of a controlling interest in Foothills Mall, an approximate 472,000 square foot regional mall located in Maryville, Tennessee. The Company received a 95% partnership interest in the center in exchange for extending the term of the mortgage for an additional five years. The Company had already owned the space occupied by JCPenney prior to the acquisition.

          In January, 1997 the Company purchased Sutton Plaza, a community center located in Mount Olive, New Jersey for $5.7 million. The approximate 122,000 square foot community center is 100% leased and is anchored by A&P and Ames.

     | Strengthening our balance sheet through selective dispositions of five of our community centers. Summary information concerning these dispositions is set forth below.

           SUMMARY INFORMATION CONCERNING DISPOSITIONS
               FOR THE YEAR ENDED DECEMBER 31, 1996
                      (DOLLARS IN THOUSANDS)

Name of                  Total          Gross Sales
Center/Location           GLA              Price          Cost        Gain on Sale    Anchors
-------------------     ---------       -----------    ----------     -------------   -------------
Lowe's Plaza             125,357         $  8,000       $  5,877        $ 2,123(1)    Lowe's
Benton Harbor, MI

Lowe's Plaza             101,287            7,519          6,328          1,191       Lowe's
Adrian, MI

Hannaford Bros.           63,113            5,624          4,283          1,341       Hannaford Bros.
West Broad, VA

Chester Plaza             54,664            2,792          2,303            489       Hannaford Bros.
Chester, VA

Lakeshore Crossing       123,948            7,435          5,009          2,426       Lowe's
Gainesville,  GA        ---------        -----------    ----------     ------------
                         468,369         $ 31,370       $ 23,800        $ 7,570
                        =========        ===========    ==========     ============

(1) Disposition was structured as a like-kind exchange pursuant to Section 1031 of the code.

COMPETITION

     There are numerous shopping facilities that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face continued competition from discount shopping centers, outlet malls, wholesale clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition could adversely affect the Company's revenues and funds available for distribution to shareholders.


QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

     The Company has elected to be taxed as real estate investment trust under the Code, commencing with its taxable year ended December 31, 1993, and will seek to maintain such status. As a qualified real estate investment trust, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its real estate investment trust taxable income to its shareholders. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.

ITEM 2.  PROPERTIES.

MALLS

     Each of the Malls is an enclosed regional shopping complex. Each Mall generally has at least three Anchors which own or lease their stores and numerous Mall Stores, most of which are national or regional retailers, located along enclosed malls connecting the Anchors. At most of the Malls, additional freestanding restaurants and retail stores are located on the periphery of the Mall complex. These freestanding stores are, in most cases, owned by their occupants. Seven of the Mall complexes include one or more Associated Centers.

     The total GLA of the 18 Malls is approximately 12.5 million square feet or an average GLA of approximately 693,000 square feet per Mall. The Company classifies its regional malls into two categories - Stabilized Malls which have completed their initial lease-up and New Malls which are in the initial lease-up phase. Currently, Oak Hollow Mall in High Point, North Carolina, Turtle Creek Mall in Hattiesburg, Mississippi, and Westgate Mall in Spartanburg, South Carolina are characterized as New Malls. The Stabilized Mall occupancy was 89.0% at December 31, 1996 (94% including leased Anchor GLA). The Company wholly owns all but five of its Malls and manages all but one of them.

     In the years ended December 31, 1994, 1995 and 1996, Mall revenues represented approximately 72.0%, 72.5% and 72.8%, respectively, of total revenues from the Company's Properties.

     Stabilized Mall Store occupancy decreased from 89.8% at December 31, 1995, to 89.0% at December 31, 1996. St. Clair Square and Foothills Mall, which were acquired during 1996, were included in the Stabilized Mall category at December 31, 1996. If such malls had not been included, occupancy would have been 89.7% in the Stabilized Mall category.

     In the years ended December 31, 1994, 1995 and 1996, average Stabilized Mall Store sales per square foot were approximately $226, $237 and $240, respectively (computed using a monthly weighted average). Average Stabilized Mall Store sales per square foot increased by 1.5% for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

     Average base rent per square foot at the Mall Stores increased from $18.72 at December 31, 1995 to $19.64 at December
31, 1996.

     Occupancy costs as a percentage of sales for tenants in the Stabilized Malls (excluding St. Clair Square and Foothills Mall which the Company did not own for the entire 1996 year) were 12.2%, 12.3% and 11.7% for the years 1994, 1995, and 1996, respectively.

     The Malls are generally located in middle-markets. Management believes that the Malls have strong competitive positions because they generally are the only or largest enclosed malls within their respective trade areas. Trade areas have been identified by management based upon a number of sources of information, including the location of other malls, publicly available population information, customer surveys, surveys of customer automobile license plates as well as ZIP codes and third-party market studies.

     The two largest revenue-producing Malls are Hamilton Place and CoolSprings Galleria. Hamilton Place is located on a 187-acre site in Chattanooga, Tennessee and represented, as of December 31, 1996, 5.67% of the Properties' total GLA, 6.38% of total Mall Store GLA and 9.8% of total revenues from the Company's Properties. CoolSprings Galleria is located on a 148-acre site in metropolitan Nashville, Tennessee and represented, as of December 31, 1996, 5.6% of the Properties' total GLA, 6.51% of total Mall Store GLA and 8.92% of total revenues from the Company's Properties.

     Fourteen of the eighteen Malls have undergone an expansion or remodeling since their opening, and all of the Malls have either been built or renovated in the last 10 years or are in the process of being renovated with the exception of Hamilton Place which is scheduled for renovation in 1998. Four of the Malls have available Anchor pads providing expansion potential totaling approximately 358,000 buildable square feet at December 31, 1996. The Company constructed a Dillard's on two of the available anchor pads at Twin Peaks Mall and Frontier Mall which opened in March, 1997 leaving approximately 205,700 buildable square feet. Eighteen existing Anchors at ten Malls have aggregate expansion potential at their existing stores of approximately 473,000 buildable square feet.

     With the exception of Westgate Mall and St. Clair Square which were acquired by the Company in March 1995 and November, 1996 respectively, each of the Malls was developed by the Company. The land underlying the Malls is owned in fee in all cases, except for Walnut Square, Westgate Mall, and St. Clair Square, which are each subject to long-term ground leases for all or a portion of the land underlying these malls.

     The table on the following page sets forth certain information for each of the Malls as of December 31, 1996.

                                Ownership                        Mall
                                   by                            Store    Percentage
                    Year of     Company                  Total   Sales    Mall
                    Opening/      and                    Mall    Per      Store                                 Fee or
Name of Mall/       Recent      Operating     Total      Store   Square   GLA                      Anchor      Ground
Location            Expansion  Partnership    GLA(1)     GLA(2)  Foot(3)  Leased(4)    Anchors     Vacancies    Lease
------------------  ---------- -----------  ---------  --------- -------  ---------  ------------- ----------  -------
NEW MALLS
Oak Hollow Mall      1995/N/A      75%       829,194     252,366   $209       86%    Goody's,          None     Fee
 High Point, NC                                                                      JCPenney, Belk-
                                                                                     Beck, Sears,
                                                                                     Dillard's

Turtle Creek Mall    1994/1995    100%       844,668     221,574    243       93%    JCPenney, Sears,  None     Fee
 Hattiesburg, MS                                                                     Dillard's,
                                                                                     Gayfers, Goody's
                                                                                     McRae's

Westgate Mall        1975/1996    100%     1,100,57      276,461    309       85%    Belk-Hudson,      None     Fee/
 Spartanburg, SC                          ---------      -------              ---    JCPenney,                Ground
                                                                                     Dillard's, Sears,        Lease(5)
                                                                                     Upton's, JB White

           Total New Malls                2,774,437      750,401              87%
                                          =========      =======              ===

STABILIZED MALLS
College Square       1988/1993    100%      460,463      157,594   $206       82%    JCPenney, Sears,  None     Fee
 Morristown, TN                                                                      Wal*Mart, Goody's,
                                                                                     Proffitt's

CoolSprings Galleria 1991/1994    100%    1,130,597      375,582    264       90%    Castner-Knott,    None     Fee
 Cheyenne, WY                                                                        Dillard's, Sears,
                                                                                     JCPenney, Parisian

Foothills Mall       1983(6)/N/A   95%      472,220      175,524    180       69%    Sears,            None     Fee
 Maryville, TN                                                                       JCPenney(7),
                                                                                     Proffitt's,
                                                                                     Proffitt's II

Frontier Mall        1981/1983    100%      438,004      202,417    189       86%    Fashion Bar(8),   None(8)  Fee
 Cheyenne, WY                                                                        JCPenney,
                                                                                     Joslins, Sears

Georgia Square       1981/N/A     100%      680,135      258,581    217       92%    Belk, JCPenney,   None     Fee
 Athens, GA                                                                          Macy's, Sears

Governor's Square    1986/1994     48%      692,320      271,319    222       94%    JCPenney, Parks-  None     Fee
 Clarksville, TN                                                                     Belk, Sears

                                                                                     Dillard's, Goody's

Hamilton Place       1987/1992     90%    1,159,636      367,988    331       97%    Belk, Parisian,   None     Fee
 Chattanooga, TN                                                                     Proffitt's I,
                                                                                     Proffitt's II,
                                                                                     Sears, JCPenney

Lakeshore Mall       1992/N/A     100%      408,534      153,053    193       81%    Kmart, Belk-      None     Fee
 Sebring, FL                                                                         Lindsey, JCPenney,
                                                                                     Beall's (9)

Madison Square       1984/1985     50%      933,845      300,025    283       96%    Castner Knott,    None     Fee
 Huntsville, AL                                                                      JCPenney, McRae's,

                                                                                     Parisian, Sears

Pemberton Square     1985/1990    100%      353,300      135,065    185       82%    JCPenney,         None     Fee
 Vicksburg, MS                                                                       McRae's,
                                                                                    Wal*Mart, Goody's

Plaza Del Sol        1979/1990     51%      245,685       89,504    152       99%    Beall Bros.(9),   None     Fee
 Del Rio, TX                                                                         JCPenney, Kmart

Post Oak Mall        1982/1985    100%      776,823      318,642    228       84%    Beall Bros.(9),   None     Fee
 College Station, TX                                                                 Dillard's,
                                                                                     Foley's, Service
                                                                                     Merchandise,
                                                                                     Sears, JCPenney

St. Clair Square     1974(10)/N/A 100%    1,044,599      315,656    341       94%    Famous Barr,      None     Fee/
 Fairview Heights, IL                                                                Sears, JCPenney,          Ground
                                                                                     Dillard's               Lease(11)

Twin Peaks Mall      1985/1987    100%      448,685      202,197    170       81%    JCPenney(12),     None(12) Fee
 Longmont, CO                                                                        Joslins, Sears

Walnut Square        1980/1992    100%      450,385      171,192    181       96%    Belk, JCPenney,   None    Ground
 Dalton, GA                               ---------    ---------   ----      ----    Proffitt's, Sears,      Lease(13)
                                                                                     Goody's

                TOTAL STABILIZED MALLS    9,695,231    3,494,348   $240       89%
                                          =========    =========   ====      ====

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
(2)  Does not include Anchors.
(3)  Totals represent weighted averages.
(4) Includes tenants paying rent for executed leases as of December 31, 1996.
(5) The Company is the lessee under several ground leases for approximately 53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year.
     In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(6) Originally opened in 1983 and controlling interest acquired by the Company in December 1996.
(7)  A lease with Goody's was executed and they opened in March, 1997.
(8) Fashion Bar's lease expired January 31, 1997 and is currently vacant. A new anchor Dillard's opened in March, 1997.
(9) Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(10) Originally opened in 1974, last renovation completed in 1994, and acquired by the Company in November, 1996.
(11) The Company is the lessee under a ground lease for 20 acres which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(12) An additional anchor Dillard's opened in March, 1997.
(13) The Company is the lessee under several ground leases which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected.
     The Company has a right of first refusal to purchase the fee.



          ANCHORS. Anchors are a critical factor in a Mall's success because of the public's identification with a property typically focuses on its Anchors. Mall Anchors generally are department stores whose merchandise appeals to a broad range of shoppers. Although the Malls derive a smaller percentage of their operating income from Anchor stores than from Mall Stores, strong Anchors play an important part in generating customer traffic and making the Malls desirable locations for Mall Store tenants.

          Anchors either own their stores together with the land under them and sometimes with adjacent parking areas, or enter into long-term leases with respect to their stores at rental rates that are significantly lower than the rents charged to tenants of Mall Stores. Anchors which lease their stores account for approximately 12.0% of the total revenues from the Company's Properties. Each Anchor which owns its own store has entered into a reciprocal easement agreement with the Company covering, among other things, operating covenants, reciprocal easements, property operations, initial construction and future expansions.

          The Malls have a total of 84 Anchors.  No Anchor
Stores at any of the Malls were vacant as of December 31, 1996. The Fashion Bar lease at Cheyenne, Wyoming, expired January 31, 1997 and is currently vacant . The following table indicates all Mall Anchors and sets forth the aggregate number of square feet owned or leased by Anchors in the Malls as of December 31, 1996.

                     Mall Anchor Summary Information

                                           GLA         GLA         Total
                            Number        Owned       Leased      Occupied
                          of Anchor        by          by           by
Name                        Stores        Anchor      Anchor      Anchor(1)
-----------------------   ---------     ----------  ----------   ----------
JCPenney...............      18           424,471    1,080,335    1,504,806
Sears..................      15           987,843      651,466    1,639,309
Proffitt's
        Proffitt's......      6           492,654            0      492,654
        McRae's........       3           283,559            0      283,559
        Parisian.......       3           207,520      133,000      340,520
                          ---------     ----------  ----------   ----------
          Subtotal.....      12           983,733      133,000    1,116,733
Dillard's..............       7           846,350      169,504    1,015,854
Belk
        Belk...........       4                 0      457,888      457,888
        Belk-Lindsey...       1                 0       61,029       61,029
        Belk-Hudson....       1                 0      152,890      152,890
        Parks-Belk.....       1                 0      122,367      122,367
                           --------     ----------  ----------   ----------
          Subtotal.....       7                 0      794,174      794,174
Mercantile Stores
        Castner Knott..       2           326,004       30,000      356,004
        J.B. White.....       1           150,000            0      150,000
        Gayfers........       1           127,800            0      127,800
        Joslins........       2           152,914        2,500      155,414
                           --------     ----------  ----------   ----------
          Subtotal.....       6           756,718       32,500      789,218
The May Company
        Foley's........       1           103,888            0      103,888
        Famous Barr....       1                 0      236,489      236,489
                           --------     ----------  ----------   ----------
          Subtotal.....       2           103,888      236,489      340,377
Wal*Mart...............       2                 0      214,653      214,653
Goody's................       6                 0      190,795      190,795
Kmart..................       2                 0      173,940      173,940
Macy's.................       1           115,623            0      115,623
Uptons.................       1                 0       69,993       69,993
Beall Bros. (Texas)....       2                 0       61,916       61,916
Beall's (Florida)......       1                 0       45,844       45,844
Fashion Bar, Inc.......       1                 0       24,750       24,750
Service Merchandise....       1                 0       40,804       40,804
                           --------     -----------  ---------   ----------
        TOTAL..........      84         4,218,626    3,920,163    8,138,789
                           ========     ===========  =========   ==========


(1) Includes all square footage owned by or leased to such Anchor including TBA (tire, battery and automotive) facilities and storage square footage.
(2) Proffitt's occupies two Anchor spaces at Foothills Mall and three at Hamilton Place Mall.


          MALL STORES. The Malls have approximately 1,492 Mall Stores. National or regional chains (excluding individually franchised stores) lease approximately 81.52% of the occupied Mall Store GLA. Although Mall Stores occupy only 34.1% of total Mall GLA, for the year ended December 31, 1996, the Malls derived approximately 88.0% of their revenue from Mall Stores.

          Among the companies with the largest representation among Mall Stores are: The Limited Stores, Inc./Intimate Brands (The Limited, Limited Too, Express, Lerner New York, Lane Bryant, Structure, Victoria Secret, and Bath and Body Works) and Woolworth Corporation (Footlocker, Lady Footlocker, Kinney Shoes, Champs Sports Stores, Afterthoughts Boutique and San Francisco Music Box). As of December 31, 1996, The Limited Stores, Inc.'s/Intimate Brands 65 stores accounted for 10.9% of total leased GLA and 8.37% of total revenues from the Company's Properties. No single Mall Store retailer accounted for more than 11.0% of total leased GLA and no single Mall Store retailer accounted for more than 8.37% of total revenues from the Company's Properties.

          The following table sets forth certain information for executed renewal leases with current tenants or leases of previously at the Malls during the year ended December 31, 1996.

                              Prior Lease           New Lease           Increase                      Increase
                Total         Base and              Initial Year        Per           New Lease       Per
Number          Square        Percentage Rent       Base Rent           Square        Average         Square
of leases       Feet          per Square Foot       per Square Foot     Foot          Base Rent       Foot
-----------    --------      -----------------     -----------------    ---------     ----------      ---------
  178          372,328            $16.20                $17.92            $1.71         $18.32          $2.12

          The following table sets forth the total Mall Store GLA, the total square footage of leased Mall Store GLA, the percentage of Mall Store GLA leased, the average base rent per square foot of Mall Store GLA and average Mall Store sales per square foot as of the end of each of the past five years.

            STABILIZED MALL STORE SUMMARY INFORMATION

                                            Total         Percentage           Average      Average Mall
                          Total           Mall Store    of Mall Store         Base Rent      Store Sales
At                     Mall Store           Leased            GLA            per Square      per Square
December 31,               GLA               GLA           Leased (1)          Foot (2)       Foot (3)
--------------------  -------------      ------------  ---------------      -------------   -------------
1992................    2,563,308          2,172,979         84.8%            $15.67           $205
1993................    2,576,047          2,268,790         88.1              16.12            217
1994................    2,576,047          2,284,987         88.7              16.55            226
1995................    3,003,334          2,697,969         89.8              18.28            237
1996................    3,452,997          3,073,190         89.0              19.03            240

(1) Mall Store occupancy includes tenants with executed leases who are paying rent.
(2) Average base rent per square foot is based on Mall Store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3)  Calculated for the preceding twelve-month period.


          LEASE EXPIRATIONS. The following table shows the scheduled lease expirations for the Malls (assuming that none of the tenants exercise renewal options) for the year ending
December 31, 1997 and for the next nine years for the Mall
Stores.

                       MALL LEASE EXPIRATION

                                                                                Percentage of Total
                                                        Approximate                Represented by
                                          Annualized     Mall Store               Expiring Leases
                       Number of          Base Rent       GLA of            ------------------------------
Year Ending              Leases           of Expiring    Expiring             Annualized     Leased Mall
December 31,            Expiring           Leases*        Leases              Base Rent       Store GLA
--------------------  -------------      ------------  ---------------      -------------   --------------
1997................       252            $7,027,648        351,970             10.21%            9.63%
1998................       156             4,982,897        269,193              7.24             7.36
1999................       155             5,024,921        255,451              7.30             6.99
2000................       146             5,084,560        319,525              7.39             8.74
2001................       146             6,052,840        306,069              8.79             8.37
2002................       126             5,713,431        268,391              8.30             7.34
2003................       109             4,992,322        248,069              7.25             6.79
2004................       126             5,572,033        248,351              8.09             6.79
2005................       145             7,591,693        355,712             11.03             9.73
2006................        66             5,471,840        272,766              7.95             7.46

* Total annualized base rent for all leases executed as of December 31, 1996 includes rent for space that is leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1996.


     COST OF OCCUPANCY. Management believes that in order to maximize the Company's Funds from Operations, tenants in Mall Stores must be able to operate profitably. A major factor contributing to tenant profitability is the tenant's cost of occupancy.

     The following table summarizes for Stabilized Mall Store tenants the occupancy costs under their leases as a percentage of total Mall Store sales for the last three years.

                                                 For the Year Ended
                                                   December 31, (1)
                                          ---------------------------------

                                            1994        1995        1996
                                          ---------   ---------   ---------
Mall Store sales (in thousands)(2).......  $422,499    $526,107    $515,121
Minimum rents............................      8.7%        8.6%        7.9%
Percentage rents.........................      0.4         0.5         0.3
Expense recoveries.......................      3.1         3.2         3.3
                                          ---------   ---------   ---------
Mall tenant occupancy costs..............     12.2%       12.3%       11.5%

--------------------

(1)  Excludes Malls not open for full reporting period.
(2) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing Mall Store GLA and occupying space for the reporting period.
     Represents 100% of sales for these Malls. In certain cases, the Company and the Operating Partnership will own less than 100% interest in these Malls.
(3) Represents real estate tax and common area maintenance charges.


     At December 31, 1996 the Company had investments in three malls in joint ventures with third parties, all of which are reflected using the equity method of accounting. The Company's investment in Brownwood Associates (Heartland Mall in Brownwood, Texas) was transferred to the lender in April, 1995. The effect of this transfer on the financial statements was not material. Condensed combined results of operations for the unconsolidated affiliates are presented in the following table.



                                         Total for the Year     Company's Share for the Year
                                               Ended                       Ended
                                           December 31,                 December 31,
                                   ---------------------------  ---------------------------
(dollars in thousands)                 1996           1995          1996           1995
                                   ------------   ------------  ------------   ------------
Revenues.........................   $  21,014       $  20,729    $  10,318       $  10,186

Depreciation & Amortization......       2,592           2,583        1,268           1,264

Interest Expense.................       8,278           8,709        4,061           4,273

Other Operating Expenses.........       6,389           6,462        3,159           3,199
                                   ------------   ------------  ------------   ------------
Net Income Before
  Extraordinary Item.............      3,755            2,975        1,830           1,450

Extraordinary Item...............      1,727                0          820               0
                                   ------------   ------------  ------------   ------------
Income After Extraordinary Item..   $  2,028        $   2,975    $   1,010       $   1,450
                                   ------------   ------------  ------------   ------------

ASSOCIATED CENTERS

     The eight Associated Centers are each part of a Mall complex and generally have one or two Anchor tenants and various smaller tenants. Anchor tenants in these centers include such retailers as Service Merchandise, Target, Toys "R" Us, and TJ Maxx, which are category dominant retailers that benefit from the regional draw of the Malls. The Associated Centers also increase the draw to the total Mall complex.

     Total leasable GLA of the eight Associated Centers is approximately 0.5 million square feet, including Anchors, or an average of approximately 62,000 square feet per center. As of December 31, 1996, 99.6% of total leasable GLA at the Associated Centers was occupied.

     In the years ended December 31, 1994, 1995, and 1996, revenues from the Associated Centers represented approximately
3.9%, 3.5% and 3.3%, respectively, of total revenues from the Company's Properties.

     In the years ended December 31, 1994, 1995 and 1996, average tenant sales per square foot at the Associated Centers were approximately $214, $215 and $207, respectively.

     Average base rent per square foot at the Associated Centers increased from $8.37 at December 31, 1995 to $8.59 at December
31, 1996.

     Each of the Associated Centers was developed by the Company.
All of the land underlying the Associated Centers is owned in fee.

     LEASE EXPIRATIONS. The following table shows for the Associated Centers (assuming that none of the tenants exercise renewal options) the scheduled lease expirations for the year ending December 31, 1997 and for the next nine years.


                  ASSOCIATED CENTER LEASE EXPIRATION

                                                                                Percentage of Total
                                                        Approximate                Represented by
                                          Annualized     Mall Store               Expiring Leases
                       Number of          Base Rent       GLA of            ------------------------------
Year Ending              Leases           of Expiring    Expiring             Annualized     Leased Mall
December 31,            Expiring           Leases*        Leases              Base Rent       Store GLA
--------------------  -------------      ------------  ---------------      -------------   --------------
1997................        14            $  315,782        32,085              8.07%            4.35%
1998................        10               239,759        24,448              6.13             3.32
1999................        24               581,939        45,582             14.87             6.19
2000................         9               451,720        57,898             11.55             7.86
2001................         5                92,553         5,050              2.37             0.69
2002................         2               186,000        28,757              4.75             3.90
2003................         2               279,810        33,903              7.15             4.60
2004................         3                68,296       121,139              1.75            16.44
2005................         5               422,879        50,404             10.81             6.84
2006................         3               518,864        91,660             13.26            12.44

* Total annualized base rent for all leases executed as of December 31, 1996 includes 12 months of rent for space that is newly leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expenses reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1996.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Associated Centers during the year ending December 31, 1996.



                              Prior Lease           New Lease           Increase                      Increase
                Total         Base and              Initial Year        Per           New Lease       Per
Number          Square        Percentage Rent       Base Rent           Square        Average         Square
of leases       Feet          per Square Foot       per Square Foot     Foot          Base Rent       Foot
-----------    --------      -----------------     -----------------    ---------     ----------      ---------
    13          43,223             $10.91                $11.46           $0.56         $12.05         $1.14




     The following table sets forth certain information for each of the Associated Centers as of December 31, 1996:


                                        Ownership
                                           by
                        Year of         Company
                        Opening/          and                       Total      Percentage
Name of Mall/           Recent          Operating      Total       Leasable    GLA
Location                Expansion      Partnership     GLA(1)       GLA(2)     Leased(3)            Anchors
---------------------   -----------    ------------  ----------   -----------  -----------   ------------------------
CoolSprings Crossing..     1992            100%        340,596       40,513       100%        Target,
  Nashville, TN                                                                               Service Merchandise,
                                                                                              Toys "R" Us, Uptons,
                                                                                              Carmike Cinemas

Foothills Plaza.......   1983/1988         100%        204,400(4)    94,400(4)   97.9%(4)     Goody's(5), Food Lion,
  Maryville, TN                                                                               Eckerd(6), Carmike
                                                                                              Cinemas

Frontier Square.......     1985            100%         161,615      16,615       100%        Dan's County Market,
  Cheyenne, WY                                                                                Target

Georgia Square Plaza..     1984            100%          15,393      15,393       100%        General Cinema
   Athens, GA

Hamilton Corner            1990             90%          88,298      88,298       100%        Michael's, Goody's,
  Chattanooga, TN                                                                             Fresh Market

Hamilton Crossing.....   1987/1994          92%         171,370      78,257       100%        Service Merchandise,
  Chattanooga, TN                                                                             Toys "R" Us, TJ Maxx

Madison Plaza.........    1984(7)           75%         153,085      98,690       100%        Food World, TJ Maxx,
  Huntsville, AL                                                                              Service Merchandise

Pemberton Plaza.......     1986            100%          65,918      14,972       100%        Kroger
  Vicksburg, MS
                                                     ----------   -----------  -----------
   TOTAL ASSOCIATED
    CENTERS...........                                1,200,675     447,138        99%
                                                     ==========   ===========  ===========




(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)  Includes leasable Anchors.
(3) Includes tenants paying rent on executed leases on December 31, 1996. Calculation includes leased
     Anchors.
(4)  Total GLA includes and Total Leasable GLA and
     Percentage GLA Leased exclude a vacant former Hills Department Store (80,000 square feet of GLA), which is owned by senior management of the Company. The Company has a ten-year option (with approximately seven years remaining) to acquire this property for a fixed acquisition price of $3,800,000. Carmike Cinemas is subject to a ground lease (30,000 square feet of GLA).
(5) Goody's lease was terminated in March 1997 to allow them to move into Foothills Mall.
(6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease.
(7)  Center was renovated during 1995.

COMMUNITY CENTERS


  In addition to Mall development, the Company's development activities focus on Community Center projects. Community Centers pose fewer development risks than Malls because they have shorter development timetables and lower up-front costs. Community Centers also afford the Company the opportunity to meet the needs of retailers for whom a "convenience" type of location is more appropriate and the needs of customers whose trade areas cannot support a regional mall.

  The Company's Community Center developments in the 1980's were generally anchored by supermarkets, and, in certain cases, by drug stores. Management's current focus has expanded to include the development of larger centers, anchored by mass merchandisers and department stores, while continuing the development of smaller centers anchored by supermarkets and drug stores. Recently completed Community Centers include centers in Adrian, Michigan; Cary, North Carolina; LaGrange, New York; Knoxville, Tennessee; and Chester, Virginia. Anchors at these new centers include, Lowe's Home Improvement, Hannaford Brothers, A&P, and HomePlace. The Community Centers in Adrian, Michigan and Chester, Virginia were sold by the Company in 1996. See "Summary Information Concerning Dispositions for the Year ended December 31, 1996".

  Community Centers range in size from 25,000 square feet to in excess of 286,000 square feet. Anchors in Community Centers generally lease their store space and occupy 60-85% of a center's GLA. The number of stores in a Community Center ranges up to sixteen with an average of seven stores per center.

  Total GLA of the 75 Community Centers is approximately 6.2 million square feet, or an average of approximately 84,000 square feet per center. As of December 31, 1996, 97.2% of total leasable GLA at the Community Centers was leased.

  In the years ended December 31, 1994, 1995 and 1996, revenues from the Community Centers represented approximately
21.0%, 21.2% and 21.4%, respectively, of total revenues from the Company's Properties.

  Occupancy at the Community Centers increased from 96.8% at December 31, 1995 to 97.2% at December 31, 1996.

  Average base rent per square foot at the Community Centers increased from $6.66 at December 31, 1995, to $6.94 at December
31, 1996.

  As of December 31, 1996, Food Lion, a major regional supermarket operator with headquarters in North Carolina served as an anchor tenant in 37 of the Company's Community
Centers and in one Associated Center.  For the year ended
December 31, 1996, Food Lion accounted for approximately 5.01% of the revenues generated by the Company's Properties.

  With the exception of Suburban Plaza and Sutton Plaza, which were acquired by the Company in March, 1995 and January, 1997 respectively, each of the Community Centers was developed by the Company.

  The following table summarizes the percentage of total leasable GLA leased, average base rent per square foot (excluding percentage rent) and tenant sales per square foot at the Community Centers for each of the last five years.



               COMMUNITY CENTER SUMMARY INFORMATION

                                                Average
                                Percentage      Base Rent     Tenant
Year Ended                      GLA             Per Square    Sales Per
December 31,                    Leased (1)      Foot (2)      Square Foot (3)
---------------------------     -----------     ----------    ---------------
1992......................        94.1%          $ 6.10          $ 206
1993......................        95.0             6.44            205
1994......................        96.5             6.64            200
1995......................        96.8             6.66            202
1996......................        97.2             6.94            210

______________________

(1) Percentage leased includes tenants who have executed leases and are paying rent as of the specified date.
(2) Average base rent per square foot is based on GLA occupied as of the last day of the indicated period.
(3) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing GLA and occupying space for the 12 months ending on the last day of the indicated period.


  LEASE EXPIRATIONS. The following table shows the scheduled lease expirations for the Community Centers (assuming that none of the tenants exercise renewal options) for the year ending December 31, 1997, and for the next nine years.


                COMMUNITY CENTER LEASE EXPIRATION

                                                                                Percentage of Total
                                                                                   Represented by
                                          Annualized    Approximate               Expiring Leases
                       Number of          Base Rent       GLA of            ------------------------------
Year Ending              Leases           of Expiring    Expiring             Annualized     Leased Mall
December 31,            Expiring           Leases*        Leases              Base Rent       Store GLA
--------------------  -------------      ------------  ---------------      -------------   --------------
1997................        95            $1,446,159       238,768              5.82%            6.16%
1998................       108             1,648,039       286,200              6.63             7.38
1999................        73             1,488,103       257,656              5.99             6.64
2000................        34             1,041,314       176,745              4.19             4.56
2001................        51             1,332,043       155,961              5.36             4.02
2002................        18               568,140        77,320              2.29             1.99
2003................         6               326,844        43,296              1.32             1.12
2004................        12               541,875        87,032              2.18             2.24
2005................        12             1,095,879       250,172              4.41             6.45
2006................        12               913,905       138,831              3.68             3.58

_______________________

* Total annualized base rent for all leases executed as of December 31, 1996 includes 12 months of rent for space that is newly leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expenses reimbursements and (iii) contractual rent escalations and cost of living increases for periods after December 31, 1996.


     The following table sets forth certain information for executed renewal leases of previously occupied space with new tenants at the Community Centers during the year ending
December 31, 1996.

                              Prior Lease           New Lease           Increase                      Increase
                Total         Base and              Initial Year        Per           New Lease       Per
Number          Square        Percentage Rent       Base Rent           Square        Average         Square
of leases       Feet          per Square Foot       per Square Foot     Foot          Base Rent       Foot
-----------    --------      -----------------     -----------------    ---------     ----------      ---------
 158           403,489            $6.80                $6.69            $(0.11)        $6.79          $(0.01)

     The following table sets forth certain information regarding the Community Centers as of December 31, 1996 except for Sutton Plaza which was acquired in January, 1997.

                   Year of   Ownership
                   Opening/  By Company                                                      Sq Ft
Name Of            Most      And                   Total    Percentage                       of         Fee or  Number
Community Center   Resent    Operating    Total    Leasable GLA                              Anchor     Ground  of
/Location          Expansion Partnership  GLA(1)   GLA(2)   Leased(3)        Anchors         Vacancies  Lease   Stores
-----------------  --------- ----------- -------  --------- ----------- ------------------  ----------  ------- ------
Anderson Plaza      1983/1994      100%   46,258    46,258      100%    Food Lion, Eckerd        None   Fee       4
 Greenwood, SC
Bartow Village          1990       100%   40,520    40,520       98% Food Lion, Family Dollar    None   Fee       4
 Bartow, FL
Beach Crossing          1984       100%   45,790    45,790       96% Food Lion(4), Revco Drug  21,000   Fee       6
 Myrtle Beach, SC
Bennington Place        1994       100%   42,712    42,712       97%        Food Lion            None   Fee       3
 Roanoke, VA
BJ's Plaza              1991       100%  104,233   104,233      100%   BJ's Wholesale Club       None  Ground     1
 Portland, ME                                                                                           Lease(5)
Briarcliff Square       1989       100%   41,778    41,778      100%        Food Lion            None   Fee       9
 Oak Ridge, TN
Buena Vista Plaza   1989/1994      100%  143,820    10,000      100%  Wal*Mart, Winn Dixie       None   Fee      4
 Columbus, GA
Bulloch Plaza           1986       100%   34,400    34,400      100%     Food Lion, Rite Aid     None   Fee       4
 Statesboro, GA
Capital Crossing        1995       100%   83,700    83,700      100%  Hannaford Bros., Staples   None   Fee       2
 Raleigh, NC
Cedar Bluff Crossing 1986/1994     100%   53,050    53,050       94%        Food Lion            None   Fee      11
 Knoxville, TN
Cedar Plaza             1988       100%   95,000    50,000      100%  Quality Stores, None       None   Fee       5
 Cedar Springs, MI                                                        Great Day Foods
Centerview Plaza   1986/1994       100%   43,720    43,720      100%    Food Lion, Eckerd        None   Fee       6
 China Grove, NC
Chestnut Hills          1982       100%   68,364    68,364       95%         JCPenney            None   Fee       9
 Murray, KY
Clark's Pond            1995       100%  134,920   134,920      100%      Home Quarters          None   Fee       1
 Portland, ME                                                                Warehouse
Colleton Square         1986       100%   31,000    31,000      100%        Food Lion            None   Fee       5
 Walterboro, SC
Collins Park Common     1989       100%   37,400    37,400       87%        Food Lion            None  Ground     4
 Plant City, FL                                                                                        Lease(6)
Conway Plaza            1985       100%   33,000    33,000       96%      Food Lion(7)         21,000  Ground     6
 Conway, SC                                                                                            Lease(8)
Cosby Station      1984/1991       100%   77,811    77,811      100%         Publix              None   Fee       9
 Douglasville, GA
County Park Plaza     1982         100%   47,325    47,325       71%          Bi-Lo          28,875(9)  Fee       2
 Scottsboro, AL
Devonshire Place        1996       100%  104,517   104,517      100% Hannaford Bros., Kinetix,   None  Ground     4
 Cary, NC                                                                  Borders Books                Lease(10)
Dorchester Crossing     1985       100%   40,007    40,007       96%        Food Lion            None   Fee       6
 Charleston, SC
East Ridge Crossing     1988       100%   54,000    54,000       98%  Food Lion, Revco           None   Fee      11
 Chattanooga, TN
East Towne Crossing  1989/1990     100%  158,751    70,011      100%   Home Depot, Regal         None   Fee       8
 Knoxville, TN                                                          Cinemas, Food Lion
58 Crossing             1988       100%   49,984    49,984      100%    Food Lion, Revco         None   Fee       9
 Chattanooga, TN
Garden City Plaza  1984/1991       100%  188,446    76,246       95%   Wal*Mart, JCPenney        None   Fee      14
 Garden City, KS
Genesis Square     1990/1996       100%   35,000    35,000      100%        Food Lion            None   Fee       4
 Crossville, TN
Girvin Plaza            1990       100%   56,297    20,375      100%       Winn Dixie            None   Fee       8
 Jacksonville, FL
Greenport Towne Cen     1994       100%  191,622    75,525      100% Wal*Mart, Price-Chopper     None   Fee       2
 Hudson, NY
Hampton Plaza           1990       100%   44,624    44,624       92%        Food Lion            None   Fee       6
 Tampa, FL
Henderson Square        1995       100%  268,327   164,329      100%   JCPenney, Legget's,       None   Fee      13
 Henderson, NC                                                           Goody's, Wal*Mart
Hollins Plantation Plaza
 Roanoke, VA             1985       100%   40,640    40,640      100%  Food Lion, Revco Drug     None   Fee       5
Jasper Square      1986/1990       100%   95,950    50,550      100%     Lowe's, Goody's         None   Fee       7
 Jasper, AL
Jean Ribaut        1977/1993       100%  223,497   223,497      100%   Belk, Kmart, Bi-Lo        None   Fee      17
 Beaufort, SC
Karns Corner       1987/1996       100%   35,000    35,000      100%        Food Lion            None    Fee      4
 Knoxville, TN
Keystone Crossing       1989       100%   40,400    40,400       96%          Food Lion          None   Fee       4
  Tampa, FL
Kingston Overlook       1996       100%   96,885    96,885      100%    Baby Superstore,         None   Fee/      1
 Knoxville, TN(20)                                                          Home Place,                 Ground
                                                                          Michael's(20)               Lease(11)
Lady's Island      1983/1993       100%   60,687    60,687      100%   Winn Dixie, Eckerd        None   Fee       9
 Beaufort, SC
LaGrange Commons        1996       100%   59,799     59799              A & P Food Store         None   Fee       3
 LaGrange, NY
Lakeshore Crossing      1994       100%    8,000     8,000      100%                             None   Fee       5
 Gainesville, GA
Longview Crossing       1988       100%   29,800    29,800       96%        Food Lion            None  Ground     3
 Hickory, NC                                                                                           Lease(12)
Lowe's Plaza            1993       100%  125,351   125,351      100%         Lowe's              None   Fee       1
 Joplin, MO
Lunenburg Crossing      1994       100%  198,115    25,515      100%  Wal*Mart, Shop'n Save      None   Fee       8
 Lunenburg, MA
North Creek Plaza       1983       100%   28,500    28,500      100%        Food Lion            None   Fee       2
 Greenwood, SC
North Haven Crossin     1993       100%  104,612   104,612      100%  Sports Authority, Office   None   Fee       6
 North Haven, CT                                                          Max, Barnes & Noble
Northridge Plaza   1984/1988       100%  129,570    79,570       99%   Winn Dixie, Eckerd        None   Fee      17
 Hilton Head, SC
Northwoods Plaza   1983/1992       100%   32,705    32,705      100%        Food Lion            None   Fee       2
 Albemarle, NC
Oaks Crossing      1990/1993       100%  144,978    27,280       92%   Wal*Mart, Rite Aid,       None   Fee      10
 Otsego, MI                                                                  Food City
Orange Plaza            1983       100%   46,875    46,875       76%     Food World (13)       24,900   Fee       8
 Roanoke, VA
Park Village            1990       100%   48,570    48,570       83%  Food Lion, Family Dollar   None    Fee      6
 Lakeland, FL
Perimeter Place    1985/1988       100%  156,945    54,525       10% Home Depot, Drugs For Less  None   Fee     17
 Chattanooga, TN
Rawlinson Place         1987       100%   35,750    35,750       85%        Food Lion            None   Fee       5
 Rock Hill, SC
Rhett at Remount   1983/1994       100%   42,628    42,628      100%    Food Lion, Eckerd        None   Fee       3
 Charleston, SC
Sattler Square          1989       100%  132,746    94,760       96%  Quality Stores, Perry      None   Fee      13
 Big Rapids, MI                                                        Drugs, Denny's Value
                                                                        Land Supermarket
Seacoast Shopping       1991       100%  208,690    91,690       89%        Wal*Mart             None   Fee      12
 Seabrook, NH                                                            Shaw's supermarket
Shenandoah Crossing     1988       100%   28,600    28,600      100%        Food Lion            None   Fee       2
 Roanoke, VA
Signal Hills Villag  1987/1989     100%   24,100    24,100       58%          (14)               None  Ground     5
 Statesville, NC                                                                                       Lease(15)
Southgate Crossing      1985       100%   40,100    40,100       85%      Food Lion(4)         25,000  Ground     2
 Bristol, TN                                                                                           Lease(16)
Sparta Crossing         1989       100%   29,800    29,800       92%        Food Lion            None   Fee       2
 Sparta, TN
Springs Crossing   1987/1996       100%   42,920    42,920      100%   Food Lion, Rite Aid       None  Ground     4
 Hickory, NC                                                                                           Lease (17)
Statesboro Square       1986       100%   41,000    41,000      100%      Food Lion(7)         25,000   Fee       6
 Statesboro, GA
Stone East Plaza        1983       100%   45,259    45,259       91%      Food Lion(16)          None   Fee       9
 Kingsport, TN
Suburban Plaza          1995       100%  124,109   124,109      100%       Toys "R" Us           None   Fee      23
 Knoxville, TN
Surry Square            1985       100%   32,900    32,900       96%      Food Lion(4),        21,000   Fee       3
 Elkin, NC                                                                  Revco Drug
Sutton Plaza        1972(19)       100%  122,027   122,027      100%     A & P, Ames             None   Fee      14
 Mt. Olive, NJ
34th St. Crossing       1989       100%   51,120    51,120       97%Food Lion, Family Dollar     None   Fee      11
 St. Petersburg, FL
Townshire Shopping      1988       100%   72,440    72,440      100%      Blinn College          None  Space      4
 Bryan, TX                                                                                             Lease(18)
Tyler Square            1987       100%   48,370    48,370      100%  Food Lion, Revco Drug      None   Fee       8
 Radford, VA
University Crossing     1986       100%  101,964    20,053       81%        Wal*Mart             None   Fee       7
 Pueblo, CO
Uvalde Plaza       1987/1992        75%  111,160    34,000      100% Wal*Mart, C.R. Anthony      None   Fee       7
 Uvalde, TX
Valley Commons     1988/1994       100%   45,580    45,580      100%        Food Lion            None   Fee      11
 Salem, VA
Valley Crossing    1988/1991       100%  186,077   186,077      100%    Goody's, TJ Maxx,        None   Fee      20
 Hickory, NC                                                         Office Depot, Circuit City,
                                                                        Belk Outlet Store
The Village at
 Wexford                1990       100%  102,450    72,450       98%   Quality Stores(21),       None   Fee       8
 Cadillac, MI                                                           Glen's Supermarket,
Village Square     1990/1993       100%  163,294    27,050       96%        Wal*Mart,            None   Fee      10
 Houghton Lake, MI                                                      Glen's Supermarket,
                                                                        Perry Drug Store
Wildwood Plaza     1985/1994       100%   39,580    39,580      100%        Food Lion            None   Fee       4
 Salem, VA
Willow Springs
 Plaza             1991/1994       100%  224,344   121,956      100% Home Depot, Office Max,     None   Fee      10
 Nashua, NH                                                             JCPenney Home Store
                                      ---------- -----------  ------
TOTAL COMMUNITY CENTERS                6,200,263 4,493,679       97%
                                      ========== ===========  ======


(1) Includes the total square footage of the Anchors (whether owned by others or leased by the Anchor) and shops. Does not include future expansion areas.
(2)     Includes leasable Anchors.
(3) Includes tenants paying rent on executed leases on December 31, 1996. Calculation includes leased Anchors.
(4) Tenant has closed its store but is continuing to meet its financial obligation and is sub-leasing the space.
(5) Ground Lease term extends to 2051 including four 10-year extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(6) Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(7) Represents a Food Lion which has closed its store but is continuing to meet its financial obligations under its lease.
(8) Ground Lease term extends to 2055 including two 20-year extensions. During extension periods, lessor receives a share of percentage rents. Lessee has a right of first refusal to purchase the fee. Lessor receives a share of sale proceeds upon sale of the center to a third party.
(9) Bi-Lo is closed but continues to meet its financial obligations under its lease.
(10) Ground lease extends to 2097 including 12 five year options. Lessor receives no additional rent.
(11) Grounds lease for a portion of the land extends to 2046 including 4 ten year options. Lessor receives 20% of percentage rentals.
(12) Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(13) Represents a Food World which has closed its store but is continuing to meet its financial obligations under its lease and is sub-leasing the space.
(14) Signal Hills Village is part of Signal Hills Crossing, a Property on which the Company holds a Mortgage.
(15) Ground Lease term extends to 2084. Rent for entire term has been prepaid. Lessee has an option to purchase the fee under certain circumstances.
(16) Ground Lease term extends to 2055 including one 20-year extension. Commencing in 2005, rental will be the greater of base rent or a share of the revenue from the center. Lessee has a right of first refusal to purchase the fee.
(17) Ground Lease term extends to 2048 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(18) Represents a space lease for this center. Lease term expires in 1999 with one 10-year extension option available.
(19) Sutton Place opened in 1972 and was acquired by the Company in January, 1997.
(20) The remaining 23,000 square feet are still under development the tenant Michael's, will open in July 1997 occupying 100% of this space.
(21) Quality Stores has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate of 8.33%.



MORTGAGES

The Company owns certain Mortgages which were granted prior to the IPO in connection with sales by the Company's predecessor of properties which it had previously developed.

     The Company also holds fee mortgages on six community centers, which mortgages had, as of December 31, 1996, an aggregate outstanding principal of $12.3 million. Such mortgages entitle the Company to receive substantially all of such properties' current cash flow in the form of periodic debt service payments. The encumbered properties all opened between 1981 and 1984 and have no Anchor vacancies.

     In the years ended December 31, 1994, 1995, and 1996, revenues from the Mortgages represented approximately 2.4%, 2.2%, and 2.0%, respectively, of total revenues from the Company's
Properties.

The following table sets forth certain additional information regarding the Mortgages as of December 31, 1996.

                                    Mortgage Information                                Center Information
                       ------------------------------------------             ---------------------------------------
                       Annual    Principal    Annual                          Total     Percentage             Number
Name of Center/        Interest  Balance as   Debt     Maturity      Total    Leasable  GLA                    of
Location               Rate      of 12/31/96  Service  Date          GLA(1)   GLA       Leased(2)    Anchors   Stores
--------------------  ---------  -----------  -------  ----------   --------  --------  ----------  ---------  ------
MALL COMMUNITY
 CENTERS

BI-LO South.........      9.50     $  1,608   $  175   Dec-1996(3)   48,075    48,075     100%       BI-LO,      7
    Cleveland, TN                                                                                    Rite-Aid

Gaston Square.......     11.00        1,637      179      Oct-97      33,640    33,640     100      Food Lion,    4
    Gastonia, NC                                                                                      Eckerd

Inlet Crossing......     11.00        1,942      327      Oct-97      55,248    55,248     100      Food Lion,   13
    Myrtle Beach, SC                                                                                  Revco
                                                                                                      Drug

Olde Brainerd
  Centre............      9.50        2,792      245     Dec-2006     57,293    57,293     100        BI-LO,      7
    Chattanooga, TN                                                                                   Revco
                                                                                                      Drug

Signal Hills
  Crossing..........     11.00        2,306      244     Oct-1997     44,220    44,220     100      Food Lion,    6
    Statesville, NC                                                                                   Revco
                                                                                                      Drug

Soddy Daisy Plaza...      9.50        1,982      163     Dec-2006    100,095    47,325     100       Wal*Mart,    5
    Soddy Daisy, TN                                                                                   BI-LO,
                                                                                                      Revco
                                                                                                      Drug
                                 -----------  -------               --------  --------  ----------             ------
  TOTAL COMMUNITY...                $12,267   $1,333                 338,571   285,801     100%                  42
                                 ===========  =======               ========  ======== ==========             ======
    Centers Subject to
    Mortgages

_________________________

(1)  Includes Anchors.
(2)  Includes all leases executed on or before December 31, 1996.  Leased GLA includes non-Anchor GLA and leased
     Anchor GLA.
(3)  The mortgage is on a month-to-month extension pending execution of extension agreements.

     OFFICE BUILDING

          The Company owns a 95% interest in a 49,082 square foot office building in Chattanooga, Tennessee in which the Company's headquarters are located. The Company occupies 26,613 square feet or 54% of the total square footage of the Office Building. The Office Building is 100% occupied.

TOP 25 TENANTS

     The following table sets forth the Company's top 25 tenants based upon a percentage of total revenues from the Company's
Properties in 1996.

                                            % OF      NUMBER OF    SQUARE
RANK            TENANT                     REVENUES    STORES       FEET
----   ---------------------------------  ----------  ---------  ----------
  1    The Limited, Inc.................     7.12%        50        400,694
  2    Food Lion........................     5.43%        38      1,037,807
  3    Woolworth Corp...................     2.44%        44        106,257
  4    IC Penney Co., Inc...............     2.33%        17      1,156,946
  5    Belk Atlanta Group Office........     1.97%         9        774,018
  6    Goody's Family Clothing, Inc.....     1.95%        11        371,823
  7    Intimate Brands..................     1.25%        15         62,197
  8    The Shoe Show....................     1.25%        15         69,928
  9    Carmike Cinema...................     1.23%         8        157,119
 10    The Regis Corporation............     1.18%        39         42,475
 11    The Gap, Inc.....................     1.16%         8         49,297
 12    Regal Cinemas, Inc...............     1.11%         4        105,871
 13    Walden Books.....................     1.09%        15         49,449
 14    Camelot Music, Inc...............     1.03%        11         44,834
 15    County Seat......................     1.02%        13         51,390
 16    Lowe's Companies, Inc............     0.91%         2        246,499
 17    Footstar.........................     0.89%        11         41,552
 18    The May Department Stores........     0.89%        18        290,165
 19    Parisian, Inc....................     0.88%         1        133,000
 20    Sears, Roebuck and Co............     0.86%         6        568,411
 21    U.S. Shoe Corporation............     0.85%        13         41,735
 22    Tandy Corporation................     0.78%        20         49,678
 23    Ruby Tuesday, Inc................     0.72%         7         34,341
 24    Consolidated Stores Corporation..     0.67%        12         41,553
 25    American Eagle Outfitters........     0.64%         7         27,906
                                          ----------  ---------  ----------

MORTGAGE DEBT AND RATIO TO TOTAL MARKET CAPITALIZATION

     As of December 31, 1996, the Operating Partnership's proportionate share of indebtedness of all Properties (whether or not consolidated for financial statement reporting purposes including the Construction Properties) was approximately $612.5 million. The Company's total market capitalization (the aggregate market value of the Company's outstanding shares of Common Stock, assuming the full exchange of the limited partnership interests in the Operating Partnership for Common Stock, plus the $612.5 million total debt of the Operating Partnership) as of December 31, 1996 was $1.4 billion. Accordingly, the Company's debt to total market capitalization ratio as of December 31, 1996 was 43.8%. The debt to total market capitalization ratio, which is based upon the Company's proportionate share of consolidated and unconsolidated indebtedness and market values of equity, differs from debt-to-book capitalization ratios, which are based upon consolidated indebtedness and book values.

     The following table sets forth certain information regarding the mortgages and secured lines of credit encumbering the Properties.


                          MORTGAGE DEBT
   (Dollars in thousands; numbers may not add due to rounding)


                  MORTGAGE LOANS OUTSTANDING IN
             WHOLE OR IN PART AT DECEMBER 31, 1996

                          Ownership                                                                        Earliest
                          Share of                                                            Estimated   Date at
                          Company                Principal                                    Balloon     Which
                          and          Annual    Balance      Annual      Annual              Payment     Loans
Center Pledged            Operating    Interest  as of        Interest    Debt     Maturity   Due on      Can Be
as Collateral             Partnership  Rate      12/31/96(1)  Payment (2) Service  Date       Maturity    Prepaid(3)
------------------------  -----------  --------  -----------  ----------- -------  ---------- ---------  ------------
MALLS:
College Square..........      100%      10.000%    $ 13,824     $ 1,382    $ 1,548  Jan-2003  $ 13,393           --(4)
Coolsprings Galleria....      100%       8.290%      68,987       5,719      6,636  Sep-2010        --     Oct-2000(5)
Frontier Mall...........      100%      10.000%       8,611         861      2,220  Dec-2001        --           --(6)
Governor's Square.......       48%       8.230%      36,685       3,020      3,476  Sep-2016    14,454     Sep-2001(7)
Hamilton Place......(15)       90%       9.250%      60,359       5,583      6,526  Dec-1997    59,461     Jan-1995(8)
Madison Square..........       50%       9.250%      49,412       4,571      4,936  Mar-2002    46,482    Feb-1997(10)
Oak Hollow Mall.........       75%       7.310%      53,336       3,899      4,709  Feb-2008    39,567    Feb-2002(12)
Plaza del Sol.......(13)       51%       9.500%(14)   2,572         244        244  Nov-1997     1,729             --
St. Clair Square....(41)      100%       7.180%      66,000       4,739      4,739  Nov-1999    66,000             --
Turtle Creek Mall.......      100%       7.400%      34,712       2,569      2,966  Mar-2006    26,992    Mar-1999(16)
Walnut Square.......(17)      100%      10.125%         957          97        140  Feb-2008        --          --(18)
Walnut Square...........      100%      10.000%(9)      389          29         39  Mar-1996       389           --(9)
Westgate Mall.......(11)      100%       7.210%(52)  38,502       2,776      2,776  Jul-1997    38,502             --
                                                  ---------
                                  Malls Subtotal:   434,346

ASSOCIATED CENTERS:
Georgia Square Plaza....      100%       9.000%         479          43        141  Jan-2001        --     Feb-1997(8)
Hamilton Corner.........       90%      10.125%       3,589         363        471  Aug-2011        --          --(20)
Hamilton Crossing.......       92%       9.250%       5,228         484        565  Dec- 1997    5,190    Jan-1995(21)
Madison Plaza...........       75%      10.125%       2,850         289        537  Feb-2004        --          --(22)
                                                  ---------
                     Associated Centers Subtotal:    12,146

COMMUNITY CENTERS:
Bartow Village..........      100%       9.750%       1,715        $167      $ 228  Aug-2000    $1,458   Sept-1997(23)
Bennington Place........      100%      10.250%         611          63         83  Aug-2010        --    Jul-2000(24)
BJ's Plaza..............      100%      10.400%       3,609         375        476  Dec-2011        --            (19)
Briarcliff Square.......      100%      10.375%       1,765         183        226  Feb-2013(25)    --    Feb-1998(26)
Bulloch Plaza...........      100%      10.000%       1,027         103        162  Jan-2007        --    Dec-1996(24)
Cedar Bluff Crossing....      100%      10.625%       1,492         158        230  Jan-2008        --    Jan-2008(27)
Centerview Plaza........      100%      10.000%       1,418         142        191  Jan-2010(28)    --    Jan-1999(24)
Colleton Square.........      100%       9.375%       1,102         103        143  Aug-2010(29)    --    Aug-1998(24)
Collins Park Commons....      100%      10.250%       1,491         153        202  Oct-2010        --   Sept-2000(24)
Cosby Station...........      100%       8.500%       4,477         381        490  Sep-2014        --    Sep-2001(30)
East Ridge Crossing.....      100%      10.125%       1,523         154        324  May-2003        --    Jan-9001(31)
Fifty-Eight Crossing....      100%      10.125%       1,468         149        312  May-2003        --    Jan-2001(31)
Genesis Square..........      100%      10.250%       1,133         116        147  Aug-2010        --    Jul-2000(32)
Greenport Towne Center..      100%       9.000%       4,681         421        529  Sep-2014        --          --(33)
Hampton Plaza...........      100%      10.000%       2,170         217        256  Nov-2000     1,992    Nov-1997(34)
Henderson Square....(35)      100%       7.500%(35)   7,267         545        750  Apr-2014        --    May-2005(35)
Hollins Plantation
  Plaza.................      100%      10.000%       1,272         127        211
                                                                              (36)  Jun-2007        --    Jun-1997(37)
Jean Ribaut.............      100%       8.750%       4,206         368        477  Oct-1998     4,019          --(38)
Karns Corner............      100%      10.250%       1,051         108        146  Jan-2010       (39)   Feb-1999(24)
Keystone Crossing.......      100%       9.625%       2,402         231        278  Aug-2000     2,207   Sept-1997(40)
Longview Crossing.......      100%      10.250%         485          50         66  Aug-2010        --    Aug-2000(24)
Lowe's Plaza............      100%       9.125%       5,363         489        625  Oct-2013        --    Oct-2003(43)
North Haven Crossing....      100%       9.550%       8,667         828      1,225  Oct-2008        --    Oct-1998(44)
Northwoods Plaza........      100%       9.750%       1,362         133        171  Jun-2012        --          --(45)
Perimeter Place.........      100%      10.625%       1,805         192        278  Jan-2008        --    Jan-2008(27)
Seacoast Shopping
  Center................      100%       9.750%       6,079         593        721  Sep-2002     5,110    Oct-1997(46)
Shenandoah Crossing.....      100%      10.250%         610          63         83  Aug-2010        --    Aug-2000(24)
Sparta Crossing.........      100%      10.250%         932          96        127  Aug-2010        --    Jul-2000(47)
Suburban Plaza..........      100%       8.500%       5,325         453        615  May-1999     5,325         --
                                                                              (48)
34th St. Crossing...(49)      100%      10.625%       1,703         181        234  Dec-201 0       --    Dec-2000(50)
Tyler Square............      100%       9.750%       2,021         197        251  Oct-2012(51)    --    Nov-1994(26)
Uvalde Plaza............       75%      10.625%         867          92        133  Feb-2008        --    Feb-2008(27)
Valley Commons..........      100%      10.250%       1,049         108        142  Oct-2010        --    Oct-2000(24)
Willow Springs Plaza....      100%       9.750%       6,182         603        934  Aug-2007       601    Aug-1997(47)
                                                  ---------
                      Community Centers Subtotal:    88,330

CONSTRUCTION PROPERTIES:
The Terrace...........        100%       7.100%       6,898         490        490  May-1998     6,898             --
Springhurst Towne
  Center................      100%       7.140%       2,856         204        204  Nov-1998     2,856             --
Bonita Lakes Mall.......      100%       7.230%       3,852         279        279  Oct-1998     3,852             --
Cortland Towne Center...      100%       7.250%      12,787       2,776      2,776  Nov-1998    12,787             --
                                                  ---------
                Construction Properties Subtotal:    26,393

OTHER:
Park Place..............       95%      10.000%       2,147         215        459  Apr-2003        --           --(8)

Credit Lines............      100%       6.81%(54)  115,595(54)   7,867      7,867  Various    115,595              --
                                                  ---------

                                           Total: $ 678,959

          Operating Partnership's Share of Total:              $612,550(55)


 (1) The amount listed includes 100% of the loan amount even though the Company and the Operating Partnership may own less than 100% of the property.
 (2) Interest has been computed by multiplying the annual interest rate by the outstanding principal balance as of December 31, 1996.
 (3) Unless otherwise noted, loans are prepayable at any time.
 (4) Prepayment premium is greater of 1% or yield maintenance for any prepayment prior to January, 1998; thereafter, the prepayment premium is 5%, decreasing by .5% per year to a minimum of 3%; there is no prepayment premium after July 15, 2002.
 (5) Prepayment premium is the greater of 1% or yield maintenance after October 1, 2000.
 (6) Prepayment premium is based on yield maintenance (not less than 1%) for any prepayment prior to January, 1997;
     thereafter, the prepayment premium is 5%, decreasing by 1% per year to a minimum of 1%; there is no prepayment premium during the last 120 days of the loan term.
 (7) Prepayment premium is based on the greater of yield maintenance or 2%.
 (8) Prepayment premium is the greater of 1% or yield maintenance.
 (9) Interest is floating at 1 1/2% over prime priced at December
     31, 1996. The maturity date is 90 days after notice.
(10) Prepayment premium is based on yield maintenance; there is no prepayment premium after October 1, 2001.
(11) Permanent loan of $52,000,000 at a rate of 6.95% closed in March, 1997.
(12) Prepayment premium is the greater of 1% or yield maintenance.
(13) The loan can be extended for 3 one year periods, the extension fee is 1/4 point for each extension.
(14) Interest is floating at 1% over prime priced at December 31, 1996.
(15) Permanent loan of $75,000,000 at a rate of 7% closed in March, 1997.
(16) Prepayment premium is the greater of 1% or yield maintenance.
(17) The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(18) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2007.
(19) Prepayment premium is based on yield maintenance.
(20) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium during the last
     120 days of the loan term.
(21) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after June 1, 1997.
(22) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November
     1, 2003.
(23) Prepayment premium is 5%, decreasing to 3% after September, 1998 and to 1% after September, 1999; there is no prepayment premium during the last 90 days of the loan term.
(24) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2% there is no prepayment premium during the last
     120 days of the loan term.
(25) Lender has option to accelerate loan between March 1, 2001 and February 28, 2002; March 1, 2006 and February 28, 2007;
     and March 1, 2011 and February 28, 2012.
(26) Prepayment premium is 7%, decreasing by 1% per year to a minimum of 3%.
(27) Loan may not be prepaid.
(28) Lender may accelerate the loan after September, 2006 upon expiration of the primary term of the lease of either Food
     Lion or Eckerds, unless both leases have been extended beyond January 1, 2010.
(29) Lender may accelerate loan on July 1, 2007 unless Food Lion exercises an extension option.
(30) Prepayment premium of 7% decreasing by 1% per year to a minimum of 2%; there is no prepayment premium during the last six months of the loan term.
(31) Prepayment premium is 5%, decreasing 1% per year to a minimum of 1%; there is no prepayment premium during the last two years of the loan term.
(32) Prepayment premium is 5% from July 1, 2000 to June 30, 2001; thereafter decreasing by 1% per year to a minimum of 2%;
     there is no prepayment premium after May 1, 2010.
(33) Prepayment premium is the greater of 10% or 1/12 of the annual yield difference before Oct-2014. Thereafter the prepayment premium is 1%.
(34) The interest rate is floating at 190 basis points over LIBOR. Priced at December 3, 1996. The maximum Loan is $7,000,000, with no extensions.
(35) Loan may be prepaid after the 9 years. The prepayment premium is the greater of 1% or yield maintenance.
(36) Annual debt service is reduced to $152,004 (payable monthly) after June 1, 2004.
(37) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 1%; there is no prepayment premium during the last year of the loan term.
(38) Prepayment premium is the greater of 1% or yield maintenance.
(39) Lender may accelerate loan after January 1, 2008 unless Food Lion exercises an extension option beyond January 1, 2008.
(40) Prepayment premium is 5%, which is reduced to 3% after September, 1998 and to 1% after September, 1999; there is no loan prepayment premium during the last 90 days of the loan term.
(41) The interest rate is floating at 150 Basis points over LIBOR. Loan may be extended for 2 years with 90 days written notice prior to maturity date. Extension fee equal to 1/4% of the outstanding balance.
(42) The interest rate is floating at 50 Basis points over LIBOR. Priced at December 31, 1996. The maximum loan amount is $25,000,000.
(43) Prepayment premium is 5%, decreasing by .5% per year to a minimum of 1%; there is no loan prepayment premium during the last 180 days of the loan term.
(44) Prepayment premium is the greater of 2% or yield maintenance before October, 1998, afterwards it is the greater of 1% or yield maintenance.
(45) Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 120 days of the loan term.
(46) Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last three months of the loan term.
(47) Prepayment premium is 5% from August 1, 2000 to July 30,
     2001; thereafter decreasing to 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(48) Interest only through May, 1997. Annual debt service of $728,976 on the maximum loan amount of $7,000,000 begins
     June, 1997.
(49) The note is secured by rent payable by the Food Lion Anchor store.
(50) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%. There is no loan prepayment premium during the last 90 days of the loan term.
(51) Lender has option to accelerate loan between October 1, 1996 and September 30, 1997; October 1, 2001 and September 30,
     2002; October 1, 2006 and September 30, 2007; and October 1, 2011 and September 30, 2012.
(52) The interest rate is floating at 175 basis points over LIBOR. Priced at December 31, 1996. The maximum loan amount is $42,000,000.
(53) The loan can be extended for 3 one year periods with a fee of 1/4 point. Principal payments during the second extension are $100,000 each quarter and $150,000 per quarter during the third extension.
(54) Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 6.81% with various maturities through 1999.
(55) Represents non-recourse indebtedness on Properties and reflects the less than 100% ownership of the Company and the Operating Partnership with respect to certain Properties subject to such indebtedness.



ITEM 3.  LEGAL PROCEEDINGS.

     The Company and the Operating Partnership are not currently involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company, the Operating Partnership, the Property Partnerships or the Properties, other than litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS.

(a)  MARKET INFORMATION

     The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

     The following table sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.

      1995 Quarter Ended              High         Low
      -----------------------        -------     -------
      March 31...............        $21.125     $18.875
      June 30................         20.250      19.125
      September 30...........         22.000      19.875
      December 31............         22.000      20.125

      1996 Quarter Ended              High         Low
      -----------------------        -------     -------
      March 31...............        $22.000     $20.375
      June 30................         22.875      19.750
      September 30...........         23.500      21.500
      December 31............         25.875      22.750

(b)  HOLDERS

     The approximate number of shareholders of record of the Common Stock was 322 as of March 24, 1997.

(c)  DIVIDENDS

     The following table sets forth the frequency and amounts of dividends declared and paid for each quarter of the Company's two most recent fiscal years.

     Quarter Ended                   1995        1996
     -----------------------        -------     -------
     March 31...............        $0.3975    $0.4200
     June 30................         0.3975     0.4200
     September 30...........         0.3975     0.4200
     December 31............         0.3975     0.4200

     Future dividend distributions are subject to the Company's actual results of operations, economic conditions and such other factors as the Board of Directors of the Company deems relevant. The Company's actual results of operations will be affected by a number of factors, including the revenues received from the Properties, the operating expenses of the Company, the Operating Partnership and the Property Partnerships, interest expense, the ability of the anchors and tenants at the Properties to meet their obligations and unanticipated capital expenditures.


ITEM 6.  SELECTED FINANCIAL DATA.

     Information set forth under the caption "Selected Financial
Data" on page 1 of the Company's 1996 Annual Report to
Shareholders is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" on page 14 of the Company's 1996 Annual Report to
Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated Financial Statements of the Company and Report of Independent Public Accountants on page 22 and 35, respectively, of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference. Reference is made to Item 14(a) of this report for the schedules to the Company's Consolidated Financial Statements.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 25, 1997 with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on May
1, 1997.


ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 25, 1997 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 1, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 25, 1997 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 1, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 25, 1997 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 1, 1997.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.


(1)  Financial Statements

     Incorporated herein by reference from page 22 of the Company's 1996 Annual Report to Shareholders.


(2)  Financial Statement Schedules

     Report of Independent Public Accountants
     Schedule III Real Estate and Accumulated Depreciation
     Schedule IV Mortgage Loans on Real Estate

     Financial Statement Schedules not listed herein are either not required or the information required to be included therein is included in the Company's Consolidated Financial Statements which are incorporated herein by reference from page 22 of the Company's 1996 Annual Report to Shareholders.

(3)  Exhibits


Exhibit
Number                      Description
--------       -------------------------------------------------
3.1            Amended and Restated Certificate of Incorporation
               of the Company(a)

3.2            Amended and Restated Bylaws of the Company(a)

4              See Amended and Restated Certificate of
               Incorporation of the Company,
               relating to the Common Stock(a)

10.1           Partnership Agreement of the Operating
               Partnership(a)

10.2           Property Management Agreement between the
               Operating Partnership and the Management
               Company(a)

10.3           Property Management Agreement relating to Retained
               Properties(a)

10.4.1         CBL & Associates Properties, Inc. 1993 Stock
               Incentive Plan(a)

10.4.2         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Charles B. Lebovitz

10.4.3         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for James L. Wolford

10.4.4         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for John N. Foy

10.4.5         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Jay Wiston

10.4.6         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Ben S. Landress

10.4.7         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Stephen D. Lebovitz

10.4.8         Stock Restriction Agreement, dated December 28,
               1994, for Charles B. Lebovitz

10.4.9         Stock Restriction Agreement, dated December 2,
               1994, for John N. Foy

10.4.10        Stock Restriction Agreement, dated December 2,
               1994, for Jay Wiston

10.4.11        Stock Restriction Agreement, dated December 2,
               1994, for Ben S. Landress

10.4.12        Stock Restriction Agreement, dated December 2,
               1994, for Stephen D. Lebovitz

10.5           Purchase Agreement relating to Frontier Mall(b)

10.6.1         Purchase Agreement relating to Georgia Square
               (JMB)(b)

10.6.2         Purchase Agreement Relating to Georgia Square
               (JCPenney)(b)

10.7           Purchase Agreement relating to Post Oak Mall(b)

10.8 Indemnification Agreements between the Company and the Management Company and their officers and directors(a)

10.9.1         Employment Agreement for Charles B. Lebovitz(a)

10.9.2         Employment Agreement for James L. Wolford(a)

10.9.3         Employment Agreement for John N. Foy(a)

10.9.4         Employment Agreement for Jay Wiston(a)

10.9.5         Employment Agreement for Ben S. Landress(a)

10.9.6         Employment Agreement for Stephen D. Lebovitz(a)

10.10 Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management
               Company(a)

10.11          Option Agreement relating to certain Retained
               Properties(a)

10.12          Option Agreement relating to Outparcels(a)

10.13.1        Property Partnership Agreement relating to
               Hamilton Place(a)

10.13.2        Property Partnership Agreement relating to
               CoolSprings Galleria(a)

10.14.1        Acquisition Option Agreement relating to Hamilton
               Place(a)

10.14.2        Acquisition Option Agreement relating to the
               Hamilton Place Centers(a)

10.14.3        Acquisition Option Agreement relating to the
               Office Building(a)

10.15          Revolving Credit Agreement between the Operating
               Partnership and First Tennessee Bank, National
               Association, dated as of March 2, 1994(c)

10.16 Revolving Credit Agreement, dated July 28, 1994, between the Operating Partnership and Wells Fargo Advisors Funding, Inc., NationsBank of Georgia, N.A. and First Bank National Association(d)

10.17          Revolving Credit Agreement, dated October 14,
               1994, between the Operating Partnership and American National Bank and Trust Company of
               Chattanooga(e)

10.18          Revolving Credit Agreement, dated November 2,
               1994, between the Operating Partnership and First
               Tennessee Bank National Association(e)

10.19          Promissory Note Agreement between the Operating
               Partnership and Union Bank of Switzerland dated
               May 5, 1995(f)

10.20          Amended and Restated Loan Agreement between the
               Operating Partnership and First Tennessee Bank
               National Association dated July 12, 1995(g)

10.21          Second Amendment to Credit Agreement between the
               Operating Partnership and Wells Fargo Realty
               Advisors Funding, Inc. dated July 5, 1995(g)

10.22 Consolidation, Amendment, Renewal, and Restatement of Notes between the Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(h)

10.23          Promissory Note Agreement between High Point
               Development Limited Partnership and The
               Northwestern Mutual Life Insurance Company dated January 26, 1996(i)

10.24          Promissory Note Agreement between Turtle Creek
               Limited Partnership and Connecticut General Life
               Insurance Company dated February 14, 1996(i)

10.25          Amended and Restated Credit Agreement between the
               Operating Partnership and Wells Fargo Bank N.A.
               etal dated September 26, 1996. (j)

10.26          Promissory Note Agreement between the Operating
               Partnership and Compass Bank dated September 17,
               1996. (j)

10.27          Promissory Note Agreement between St Clair Square
               Limited Partnership and Wells Fargo National
               Bank dated, December 11, 1996.

10.28          Promissory Note Agreement between Lebcon
               Associates and Principal Mutual Life Insurance
               Company dated, March 18, 1997.

10.29          Promissory Note Agreement between Westgate Mall
               Limited Partnership and Principal Mutual Life
               Insurance Company dated, February 16, 1997.

10.30          Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal dated February 24, 1997.

13             Company's 1996 Annual Report to Shareholders

21             Subsidiaries of the Company

23             Consent of Arthur Andersen LLP

24             Powers of Attorney

(a)            Incorporated by reference to Post-Effective
               Amendment No. 1 to the Company's Registration
               Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

(b) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11
               (No. 33-67372), as filed with the Commission on October 26, 1993.

(c)            Incorporated herein by reference to the Company's
               Annual Report in Form 10-K for the fiscal year ended December 31, 1993.

(d)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(e)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(f)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(g)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(h)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(i)            Incorporated by reference to the Company's Annual
               Report in Form 10-K for the fiscal year ended
               December 31, 1995.

(j)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

               A management contract or compensatory plan or arrangement required to be filed pursuant to Item
               14(c) of this report.

(4)            Reports on Form 8-K

               The outline from the Company's February 5, 1997 conference call with analysts regarding earnings
               (Item 5) was filed on February 5, 1997.

               Information on the acquisition of St. Clair Square in Fairview Heights, IL was filed on December 9, 1996.

               Information on the retirement of James. L Wolford Executive Vice President was filed on January 15, 1997.

               Information on the acqusition of St Clair Square in Fairview Heights, IL was filed as an 8-KA on January 15, 1997.

                            SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CBL & ASSOCIATES PROPERTIES, INC.
                                        (Registrant)

                                  BY:
                                  Charles B. Lebovitz
                                  Chairman of the Board,
                                  President and Chief
                                  Executive Officer

Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                    Date

   _________________     Chairman of the Board,   March 28, 1997
Charles B. Lebovitz      Board, President
                         and Chief Executive
                         Officer(Principal
                         Executive Officer)

____________________
John N. Foy              Director, Executive      March 28, 1997
                         Vice President, Chief
                         Financial Officer
                         and Secretary
                         (Principal Financial
                         Officer and Principal
                         Accounting Officer)

____________________
Stephen D. Lebovitz      Director, Senior         March 28, 1997
                         Vice President and
                         Treasurer

____________________
Claude M. Ballard        Director                 March 28, 1997

____________________
Leo Fields               Director                 March 28, 1997

____________________
William J. Poorvu        Director                 March 28, 1997

____________________
Winston W. Walker        Director                 March 28, 1997

____________________
*By:
 Charles B. Lebovitz     Attorney-in-Fact         March 28, 1997


               INDEX TO FINANCIAL STATEMENT SCHEDULES




Report of Independent Public Accountants. . . . . . . . 42

Schedule III-Real Estate and
Accumulated Depreciation  . . . . . . . . . . . . . . . 43

Schedule IV- Mortgage Loans on Real Estate. . . . . . . 50



             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors of CBL
& Associates Properties, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in CBL & Associates Properties, Inc. annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1997. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the management of CBL & Associates Properties, Inc. and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                   ARTHUR ANDERSEN LLP



Chattanooga, Tennessee,
  February 4, 1997

H
CBL & ASSOCIATES PROPERTIES, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996

(Dollars in Thousands)                                                   Gross Amounts at

                             To The Company           Costs              Close Of Period
                             --------------------  Capitalized Disposals ---------------------------
                                        Buildings  Subsequent     of               Buildings            Accumulated  Date of
                   Encumbrances            And         to      Land And               And           Depreciation Construction
Description           (B)       Land  Improvements Acquisition Buildings   Land   Improvements Total(C)     (D)    /
Purchase
       Malls
College Square       $13,824    $2,954     $17,787     $3,073        $27   $2,927     $20,860   $23,787     $4,601
1987-1988
  Morristown, TN
Coolsprings Galleria  68,987    13,527      86,755     18,863       ----   13,527     105,618   119,145     10,053
1989-1991
  Nashville, TN
Foothills Mall          ----     4,537      15,226       ----       ----    4,537      15,226    19,763       ----       1996
  Maryville, TN
Foothills Mall JCP      ----      ----       2,650       ----       ----     ----       2,650     2,650        817       1983
  Maryville, TN
Frontier Mall          8,611     2,681      15,858      3,251       ----    2,681      19,109    21,790      2,694  1984-1985
  Cheyenne, WY
Georgia Square   (E     ----     2,982      31,071      3,262       ----    2,983      34,332    37,315      4,689       1982
  Athens, GA
Hamilton Place        60,359     2,880      42,211      9,510        729    2,932      50,940    53,872     11,074
1986-1987
  Chattanooga, TN
Lakeshore Mall          ----     1,443      28,819        739       ----    1,443      29,558    31,001      3,797  1991-1992
  Sebring, FL
Oak Hollow Mall       53,336     4,344      52,904      3,661       ----    4,344      56,565    60,909      2,424
1994-1995
  High Point, NC
Pemberton Square        ----     1,191      14,305      3,279        186      581      18,008    18,589      4,222       1986
  Vicksburg, MS
Post Oak Mall  (E)      ----     3,936      48,948        928       ----    3,936      49,876    53,812     11,604  1984-1985
  College Station, TX
St. Clair Square      66,000    11,028      75,581       ----       ----   11,028      75,581    86,609        204       1996
  Fairview Heights, IL
Turtle Creek Mall     34,713     2,345      26,418      6,677       ----    3,535      31,905    35,440      2,638  1993-1995
  Hattiesburg, MS
Twin Peaks Mall         ----     1,873      22,022     10,248         65    1,768      32,310    34,078      7,669       1984
  Longmont, CO
Walnut Square   (E)    1,347        50      15,138      4,442       ----       50      19,580    19,630      7,013  1984-1985
  Dalton, GA
Westgate Mall         38,503     2,150      23,257     32,280       ----    2,150      55,537    57,687      1,193       1995
  Spartanburg, SC
Associated Centers
Coolsprings Xing (E)    ----     2,803      14,985         34       ----    2,804      15,018    17,822      1,483  1991-1993
  Nashville, TN
Foothills Plaza  (E)    ----       132       2,123        225       ----      141       2,339     2,480        782  1984-1988
  Maryville, TN
Foothills Plaza Exp     ----       137       1,960        178       ----      148       2,127     2,275        428  1984-1988
  Maryville, TN
Frontier Square         ----       346         684         63         86      260         747     1,007        195       1985
  Cheyenne, WY
Georgia Square Plaza     479       100       1,082         14       ----      100       1,096     1,196        466       1984
  Athens, GA
Hamilton Corner        3,589       960       3,670        624        226      734       4,294     5,028        701  1986-1987
  Chattanooga, TN
Hamilton Crossing      5,228     3,318       4,387        421      1,370    1,948       4,808     6,756      1,185       1987
  Chattanooga, TN
Madison Plaza          2,850       473       2,888        115       ----      473       3,003     3,476        255       1984
  Huntsville, AL
Pemberton Plaza         ----      ----         662        116       ----     ----         778       778        186       1986
  Vicksburg, MS
 Community Centers
34th St Crossing       1,703     1,102       2,743         39       ----    1,023       2,861     3,884        532       1989
  St. Petersburg, FL
58 Crossing            1,468       839       2,360          5         96      743       2,365     3,108        493       1988
  Chattanooga, TN
Anderson Plaza          ----       198       1,316      1,562       ----      198       2,878     3,076        325       1983
  Greenwood, SC
Bartow  Village        1,716       224       2,010        221       ----      224       2,231     2,455        338       1989
  Bartow, FL
Beach Crossing          ----       725       1,749        122        107      623       1,866     2,489        402       1984
  Myrtle Beach, SC
Bennington Place         611       256       1,754        618       ----      175       2,453     2,628        528       1988
  Roanoke, VA
BJ'S Plaza             3,609       170       4,735       ----       ----      170       4,735     4,905        631       1991
  Portland, ME
Briarcliff Square      1,765       299       1,936         65         32      267       2,001     2,268        372       1989
  Oak Ridge, TN
Buena Vista Plaza       ----       830       1,476       (805)        20      604         877     1,481        186  1988-1989
  Columbus, GA
Bullock Plaza          1,027        98       1,493       ----       ----       98       1,493     1,591        394       1986
  Statesboro, GA
Capital Crossing        ----     1,908         756      2,242       ----    2,544       2,362     4,906         51       1995
  Raleigh, NC
Cedar Bluff Crossin    1,492       412       2,128        796       ----      412       2,924     3,336        564       1987
  Knoxville, TN
Cedar Plaza             ----       206       1,845         89       ----      206       1,934     2,140        384       1988
  Cedar Springs, MI
Centerview Plaza       1,418       246       1,584        691       ----      197       2,324     2,521        485       1986
  China Grove, NC
Chestnut Hills  (E)     ----       600       1,775        105       ----      600       1,880     2,480        246       1992
  Murray, KY
Colleton Square        1,102       190       1,349         20         34      156       1,369     1,525        349       1986
  Walterboro, SC
Collins Park Common    1,491        25       1,858          3       ----       25       1,861     1,886        345       1989
  Plant City, FL
Conway Plaza            ----       110       1,071        897        110     ----       1,968     1,968        501       1984
  Conway, SC
Cosby Station          4,477       999       4,516        474       ----      999       4,990     5,989        303  1993-1994
  Douglasville, GA
County Park Plaza       ----       196       1,500         93         56      140       1,593     1,733        276       1980
  Scottsboro, AL
Devonshire Place        ----       520       5,738       ----       ----      520       5,738     6,258         29  1995-1996
  Cary, NC
Dorchester Crossing     ----       493       1,483        236         50      443       1,719     2,162        485       1985
  Charleston, SC
East Ridge Crossing    1,523       832       2,494         74        101      731       2,568     3,299        528       1988
  Chattanooga, TN
East Towne Xing (E)     ----       867       2,765        584         71      786       3,359     4,145        583       1989
  Knoxville, TN
Garden City Plaza (E)   ----     1,056       2,569        139         29      580       3,155     3,735        940       1984
  Garden City, KS
Genesis Square         1,134       227       1,435        939       ----      223       2,378     2,601        213       1990
  Crossville, TN
Girvin Plaza            ----       898       1,998         99        142      756       2,097     2,853        325  1989-1990
  Jacksonville, FL
Greenport Towne Ctr    4,681       659       6,161        132       ----      659       6,293     6,952        428  1993-1994
  Hudson, NY
Hampton Plaza          2,170       973       2,689         14       ----      965       2,711     3,676        426  1989-1990
  Tampa, FL
Henderson Square       7,267       428       8,074         68       ----      432       8,138     8,570        384  1994-1995
  Henderson, NC
Hollins Plantation     1,272       229       1,845        232       ----      198       2,108     2,306        581       1985
  Roanoke, VA
Home Quarters Warehouse ----     2,739        ----         59       ----    2,738          60     2,798          6       1994
  South Portland, ME
Jasper Square  (E)      ----       235       1,423        592       ----      235       2,015     2,250        494       1986
  Jasper, AL
Jean Ribaut Square     4,206       505       4,007      1,311       ----      505       5,318     5,823      1,281  1983-1984
  Beaufort, SC
Jean Ribaut K-Mart      ----       317       2,065        654       ----      340       2,696     3,036        324  1983-1984
  Beaufort, SC
Karns Corner           1,051       206       1,360        772       ----      206       2,132     2,338        366       1987
  Knoxville, TN
Keystone Crossing      2,402       938       2,216         44        113      825       2,260     3,085        526       1989
  Tampa, FL
Kingston Overlook       ----     1,693       5,664       ----       ----    1,693       5,664     7,357       ----       1996
  Knoxville, TN
Lady's Island  (E)      ----       300       2,323        237       ----      300       2,560     2,860        284       1992
  Beaufort, SC
Lagrange Commons        ----       835       5,765       ----       ----      835       5,765     6,600         17  1995-1996
  Lagrange, NY
Lakeshore Station       ----       200         401         10       ----      200         411       611         29  1993-1994
  Gainesville, GA
Longview Crossing        485      ----       1,308       ----       ----     ----       1,308     1,308        269       1988
  Hickory, NC
Lowe's Plaza           5,363     1,427       4,440        (28)      ----    1,427       4,412     5,839        359  1992-1993
  Joplin, MO
Lunenburg Crossing      ----     1,020       2,308        (26)      ----    1,019       2,283     3,302        133  1993-1994
  Lunenburg, MA
North Creek Plaza       ----        98       1,201         38       ----       97       1,240     1,337        146       1983
  Greenwood, SC
North Haven Crossin    8,667     3,229       8,061          1       ----    3,229       8,062    11,291        722  1992-1993
  North Haven, CT
Northridge Plaza (E     ----     1,087       2,970      1,996       ----    1,244       4,809     6,053      1,303       1984
  Hilton Head, SC
Northwoods Plaza       1,362       496       1,403         86       ----      496       1,489     1,985        174  1995-1996
  Albemarle, NC
Oaks Crossing           ----       571       2,885     (1,146)       253      655       1,402     2,057        510       1988
  Otsego, MI
Orange Plaza            ----       395       2,111          4       ----      395       2,115     2,510        255       1992
  Roanoke, VA
Park Village            ----       586       2,874         46       ----      520       2,986     3,506        379       1990
  Lakeland, FL
Perimeter Place        1,805       764       2,049        290       ----      770       2,333     3,103        628       1985
  Chattanooga, TN
Rawlinson Place         ----       279       1,573         46       ----      292       1,606     1,898        372       1987
  Rock Hill, SC
Rhett At Remount        ----        67       1,877        848       ----       67       2,725     2,792        420       1992
  Charleston, SC
Sattler Square  (E)     ----       792       4,155        128       ----      705       4,370     5,075        818  1988-1989
  Big Rapids, MI
Seacoast Shopping      6,079     1,374       4,164      2,558        179    1,195       6,722     7,917        862       1991
  Seabrook, NH
Shenandoah Crossing      610       122       1,382          7       ----      115       1,396     1,511        295       1988
  Roanoke, FL
Signal Village          ----      ----         579        425       ----     ----       1,004     1,004        210  1983-1984
  Statesville, NC
Southgate Crossing      ----      ----       1,002       ----       ----     ----       1,002     1,002        257  1984-1985
  Bristol, TN
Sparta Crossing          932       180       1,463         29       ----      145       1,527     1,672        275       1989
  Sparta, TN
Springs Crossing        ----      ----       1,422        908       ----     ----       2,330     2,330        324       1987
  Hickory, NC
Statesboro Square (E)   ----       237       1,643        135       ----      227       1,788     2,015        476       1986
  Statesboro, GA
Stone East Plaza (E     ----       266       1,635         51         49      217       1,686     1,903        557       1987
  Kingsport, TN
Suburban Center        5,325     3,223       3,796      1,228       ----    3,223       5,024     8,247        185       1995
  Knoxville, TN
Surry Square            ----      ----       1,402       ----       ----     ----       1,402     1,402        377       1985
  Elkin, NC
Tyler Square           2,021       196       2,021        (57)      ----      103       2,057     2,160        508       1986
  Radford, VA
Wal*Mart Plaza North    ----       545       1,216        (38)      ----      377       1,346     1,723        380       1985
  Pueblo, CO
Uvalde Plaza             867       574       1,506       (167)      ----      319       1,594     1,913        430       1987
  Uvalde, TX
Valley Commons         1,049       342       1,819        576       ----      342       2,395     2,737        447       1988
  Salem, FL
Valley Crossing (E)     ----     2,390       6,471      3,843         37    3,034       9,633    12,667      1,382       1988
  Hickory, NC
Village At Wexford      ----       555       3,009          3       ----      501       3,066     3,567        527  1989-1990
  Cadillac, MI
Village Square          ----       750       3,591       (340)       608      142       3,251     3,393        587  1989-1990
  Houghton Lake, MI
Wildwood Plaza          ----       429       1,082      1,103         72      357       2,185     2,542        495       1985
  Salem, VA
Willow Springs Plaza   6,182     2,917       6,107      4,985       ----    2,917      11,092    14,009      1,142       1991
  Nashua, NH
 Office Buildings
Park Place             2,147      ----       3,590        709       ----      231       4,068     4,299      1,209       1984
  Chattanooga, TN
     Disposals
Chester Plaza           ----       774       1,524       ----      2,298     ----        ----      ----       ----  1995-1996
  Iron Bridge, VA    (F)
Lakeshore Crossing      ----     1,723       3,446        (26)     5,143     ----        ----      ----       ----  1993-1994
  Gainesville, GA    (F)
Lowe's' Plaza           ----     1,154       4,690         13      5,857     ----        ----      ----       ----  1993-1994
  Benton  Harbor, M  (F)
W Broad St Hannaford    ----     2,407       1,867         37      4,311     ----        ----      ----       ----       1995
  Richmond, VA       (F)
Lowe's Plaza             ---     1,192       5,136        ---      6,328      ---         ---       ---        ---  1991-1992
  Adrian, MI         (F)
       Other
CBL & Associates, LP    ----      ----        ----       ----       ----     ----        ----      ----        775    ----
Westchester Mall        ----     7,000      10,000       ----       ----    7,000      10,000    17,000         21       1996
  Cortlandt, NY
Developments in Progress,
  Consisting of Construction and
Development Property 141,990     2,840        ----     97,401      2,093     ----      98,148    98,148       ----    ----
      TOTALS        $590,295  $132,974    $768,598   $231,102    $30,878 $119,965    $981,831  $1101796   $114,536


                                                              Schedule III



(A)      Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(B)      Encumbrances represent the mortgage notes payable balances at December 31, 1996.
(C)      The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $935 million at December 31, 1996.
(D)      Depreciation for all properties is computed over the useful life which is generally forty years.
(E)      Property is pledged as collateral on the secured lines of credit used for development properties.
(F)      Lowes - Benton Harbor, Michigan, Lowes - Adrian, Michigan, West Broad St. Sam's - Richmond, Virginia,
         Chester Plaza - Iron Bridge, Virginia, Lakeshore Crossing - Gainesville, Georgia were sold during 1996.

               CBL & ASSOCIATES PROPERTIES, INC.
        REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                       DECEMBER 31, 1996


The changes in real estate assets and accumulated depreciation for the years ending December 31, 1996, December 31, 1995, and
December 31, 1994 (dollars in thousands):

                                         1996            1995           1994
                                      ------------   ------------    ------------
REAL ESTATE ASSETS:
Balance at beginning of period        $  848,756     $  747,228      $ 628,954
Additions during the period:
  Additions and improvements             165,035         75,533        115,872
  Acquisitions of property               123,372         32,301          3,638

(Deductions) during the period:
  Cost of sales                          (34,720)        (5,701)        (1,236)
  Write-off of development projects         (646)          (605)
  Outparcel land transferred to CBL           --             --             --
                                      ------------   ------------    ------------
Balance at end of period              $1,101,797     $  848,756      $ 747,228
                                      ============   ============    ============
ACCUMULATED DEPRECIATION:

Balance at beginning of period        $   89,818     $   67,503      $  50,635
Accumulated Depreciation on
  properties sold                           (423)            --             --
Depreciation Expense                      25,141         22,315         16,868
                                      ------------   ------------    ------------
Balance at end of period              $  114,536     $   89,818      $  67,503
                                      ============   ============    ============

                                                      Schedule IV
               CBL & ASSOCIATES PROPERTIES, INC.
                 MORTGAGE LOANS ON REAL ESTATE
                      AT DECEMBER 31, 1996
                     (dollars in thousands)




                                                                                         Carrying    Mortgages
                                                Monthly   Balloon             Face       Amount      Subject to
                                     Final      Payment   Payment             Amount     of          Delinquent
                          Interest   Maturity   Amount    at         Prior    of         Mortgage    Principal
Name of Center/Location   Rate       Date       (1)       Maturity   Leins    Mortgage      (2)      or Interest
-----------------------   --------   --------   -------   ---------  ------   ---------  ---------   -----------
COMMUNITY CENTERS

Bi-Lo South                 9.50%    12/96(3)    $ 15      $ 1,598    None    $ 1,608(3)   $ 1,608      $      0
 Cleveland, TN

Gaston Square              11.00%    10/97         15        1,621    None      1,637        1,637             0
 Gastonia, NC

Inlet Crossing             11.00%    10/97         27        1,942    None      1,942        1,942             0
 Myrtle Beach, SC

Olde Brainerd Centre        9.50%    12/06         20        2,746    None      2,792(3)     2,792             0
 Chattanooga, TN

Signal Hills Plaza         11.00%    10/97         20        2,267    None      2,306        2,306             0
 Statesville, NC

Soddy Daisy Plaza           9.50%    12/06         14        1,859    None      1,982(3)     1,982             0
 Soddy Daisy, TN

Other                      10.00%    07/98-                                     2,591        2,591             0
                                     09/03      -------   ---------  ------   ---------  ---------   -----------

                                                 $111      $12,033            $14,858      $14,858      $      0
                                                =======   =========  ======   ========= =========  ============
(1)    Equal monthly installments comprised of principal and interest unless otherwise noted.
(2)    The aggregate carrying value for federal income tax purposes is approximately $14,858 at December 31, 1996.
(3)    Mortgage has been extended on a month to month basis at the same terms while renegotiating mortgage extension.

                      CBL & ASSOCIATES PROPERTIES, INC,



                         Year Ended    Year Ended    Year Ended
                        December 31,  December 31,  December 31,
                            1996          1995          1994
                        ------------  ------------  ------------
Beginning Balance        $   34,262    $   32,651    $   29,471

Additions                     3,697         2,006         3,344

Other Reductions             19,908             0             0

Payments                     (3,193)          395           164
                        ------------  ------------  ------------
Ending Balance           $   14,858    $   34,262    $   32,651

                        ============  ============  ============

Exhibit
Number                      Description
--------       -------------------------------------------------
3.1            Amended and Restated Certificate of Incorporation
               of the Company(a)

3.2            Amended and Restated Bylaws of the Company(a)

4              See Amended and Restated Certificate of
               Incorporation of the Company,
               relating to the Common Stock(a)

10.1           Partnership Agreement of the Operating
               Partnership(a)

10.2           Property Management Agreement between the
               Operating Partnership and the Management
               Company(a)

10.3           Property Management Agreement relating to Retained
               Properties(a)

10.4.1         CBL & Associates Properties, Inc. 1993 Stock
               Incentive Plan(a)

10.4.2         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Charles B. Lebovitz

10.4.3         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for James L. Wolford

10.4.4         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for John N. Foy

10.4.5         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Jay Wiston

10.4.6         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Ben S. Landress

10.4.7         Non-Qualified Stock Option Agreement, dated May
               10, 1994, for Stephen D. Lebovitz

10.4.8         Stock Restriction Agreement, dated December 28,
               1994, for Charles B. Lebovitz

10.4.9         Stock Restriction Agreement, dated December 2,
               1994, for John N. Foy

10.4.10        Stock Restriction Agreement, dated December 2,
               1994, for Jay Wiston

10.4.11        Stock Restriction Agreement, dated December 2,
               1994, for Ben S. Landress

10.4.12        Stock Restriction Agreement, dated December 2,
               1994, for Stephen D. Lebovitz

10.5           Purchase Agreement relating to Frontier Mall(b)

10.6.1         Purchase Agreement relating to Georgia Square
               (JMB)(b)

10.6.2         Purchase Agreement Relating to Georgia Square
               (JCPenney)(b)

10.7           Purchase Agreement relating to Post Oak Mall(b)

10.8 Indemnification Agreements between the Company and the Management Company and their officers and directors(a)

10.9.1         Employment Agreement for Charles B. Lebovitz(a)

10.9.2         Employment Agreement for James L. Wolford(a)

10.9.3         Employment Agreement for John N. Foy(a)

10.9.4         Employment Agreement for Jay Wiston(a)

10.9.5         Employment Agreement for Ben S. Landress(a)

10.9.6         Employment Agreement for Stephen D. Lebovitz(a)

10.10 Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management
               Company(a)

10.11          Option Agreement relating to certain Retained
               Properties(a)

10.12          Option Agreement relating to Outparcels(a)

10.13.1        Property Partnership Agreement relating to
               Hamilton Place(a)

10.13.2        Property Partnership Agreement relating to
               CoolSprings Galleria(a)

10.14.1        Acquisition Option Agreement relating to Hamilton
               Place(a)

10.14.2        Acquisition Option Agreement relating to the
               Hamilton Place Centers(a)

10.14.3        Acquisition Option Agreement relating to the
               Office Building(a)

10.15          Revolving Credit Agreement between the Operating
               Partnership and First Tennessee Bank, National
               Association, dated as of March 2, 1994(c)

10.16 Revolving Credit Agreement, dated July 28, 1994, between the Operating Partnership and Wells Fargo Advisors Funding, Inc., NationsBank of Georgia, N.A. and First Bank National Association(d)

10.17          Revolving Credit Agreement, dated October 14,
               1994, between the Operating Partnership and American National Bank and Trust Company of
               Chattanooga(e)

10.18          Revolving Credit Agreement, dated November 2,
               1994, between the Operating Partnership and First
               Tennessee Bank National Association(e)

10.19          Promissory Note Agreement between the Operating
               Partnership and Union Bank of Switzerland dated
               May 5, 1995(f)

10.20          Amended and Restated Loan Agreement between the
               Operating Partnership and First Tennessee Bank
               National Association dated July 12, 1995(g)

10.21          Second Amendment to Credit Agreement between the
               Operating Partnership and Wells Fargo Realty
               Advisors Funding, Inc. dated July 5, 1995(g)

10.22 Consolidation, Amendment, Renewal, and Restatement of Notes between the Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(h)

10.23          Promissory Note Agreement between High Point
               Development Limited Partnership and The
               Northwestern Mutual Life Insurance Company dated January 26, 1996(i)

10.24          Promissory Note Agreement between Turtle Creek
               Limited Partnership and Connecticut General Life
               Insurance Company dated February 14, 1996(i)

10.25          Amended and Restated Credit Agreement between the
               Operating Partnership and Wells Fargo Bank N.A.
               etal dated September 26, 1996. (j)

10.26          Promissory Note Agreement between the Operating
               Partnership and Compass Bank dated September 17,
               1996. (j)

10.27          Promissory Note Agreement between St Clair Square
               Limited Partnership and Wells Fargo National
               Bank dated, December 11, 1996.

10.28          Promissory Note Agreement between Lebcon
               Associates and Principal Mutual Life Insurance
               Company dated, March 18, 1997.

10.29          Promissory Note Agreement between Westgate Mall
               Limited Partnership and Principal Mutual Life
               Insurance Company dated, February 16, 1997.

10.30          Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal dated February 24, 1997.

13             Company's 1996 Annual Report to Shareholders

21             Subsidiaries of the Company

23             Consent of Arthur Andersen LLP

24             Powers of Attorney

27             Financial Data Schedule

(a)            Incorporated by reference to Post-Effective
               Amendment No. 1 to the Company's Registration
               Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

(b) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11
               (No. 33-67372), as filed with the Commission on October 26, 1993.

(c)            Incorporated herein by reference to the Company's
               Annual Report in Form 10-K for the fiscal year ended December 31, 1993.

(d)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(e)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(f)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(g)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(h)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(i)            Incorporated by reference to the Company's Annual
               Report in Form 10-K for the fiscal year ended
               December 31, 1995.

(j)            Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

               A management contract or compensatory plan or arrangement required to be filed pursuant to Item
               14(c) of this report.