Form 10-Q
period 1997-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 1997-05-14
CIK 910612

                Securities Exchange Act of 1934 -- Form10-Q

===================================================================



                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 1997
                                    -----------------------------
                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended              to
                                    -------------   -------------
Commission File Number   1-12494
                      -------------------------------------
                   CBL & Associates Properties, Inc.
-----------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

            Delaware                            62-1545718
-------------------------------         -------------------------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)

One Park Place, 6148 Lee Highway, Chattanooga, TN        37421
--------------------------------------------------     ----------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)(423) 855-0001
                                                    -------------

-----------------------------------------------------------------
            (Former name, former address and former
           fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X     No
                             -----      -----

The number of shares outstanding of each of the registrants classes of common stock, as of May 1, 1997 : Common Stock, par value $.01 per share, 23,980,069 shares.

                CBL & ASSOCIATES PROPERTIES, INC.

                              INDEX


PART I    FINANCIAL INFORMATION                            PAGE NUMBER

          ITEM 1:  FINANCIAL INFORMATION                         3

          CONSOLIDATED BALANCE SHEETS - AS OF
          MARCH  31, 1997 AND DECEMBER 31, 1996                  4

          CONSOLIDATED STATEMENTS OF OPERATIONS -
          FOR THE THREE MONTHS ENDED MARCH 31,
          1997 AND 1996                                          5

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31,
          1997 AND 1996                                          6

          NOTES TO CONSOLIDATED FINANCIAL
          STATEMENTS                                             7

          ITEM 2:  MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                     9


PART II   OTHER INFORMATION

          ITEM 1:  LEGAL PROCEEDINGS                            20

          ITEM 2:  CHANGES IN SECURITIES                        20

          ITEM 3:  DEFAULTS UPON SENIOR SECURITIES              20

          ITEM 4:  SUBMISSION OF MATTERS TO HAVE A
                   VOTE OF SECURITY HOLDERS                     20

          ITEM 5:  OTHER INFORMATION                            20

          ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K             21


           SIGNATURE                                            22

                   CBL & ASSOCIATES PROPERTIES, INC.


ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1996 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1996.

                CBL & ASSOCIATES PROPERTIES, INC.
                   CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS)

                                                   March 31,       December 31,
                                                   1997            1996
                                                   (UNAUDITED)     (AUDITED)
                                                   -----------     ------------
 ASSETS

 Real estate assets:
    Land.....................................      $  127,573      $   119,965
    Buildings and improvements...............         910,630          883,683
                                                   ----------      -----------
                                                    1,038,203        1,003,648
    Less: Accumulated depreciation...........        (121,815)        (114,536)
                                                   ----------      -----------
                                                      916,388          889,112
    Developments in progress.................         104,439           98,148
                                                   ----------      -----------
    Net investment in real estate assets.....       1,020,827          987,260
    Cash and cash equivalents................           3,295            4,298

    Receivables:
        Tenant...............................          11,616           11,417
        Other................................             761            1,087
    Mortgage notes receivable................          14,612           14,858

    Other assets.............................           7,967            7,005
                                                   ----------      -----------
                                                   $1,059,078      $ 1,025,925
                                                   ==========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
    Mortgage and other notes payable.........      $  557,726      $   590,295
    Accounts payable and accrued liabilities.          18,712           39,785
                                                   ----------      -----------
        Total liabilities....................         576,438          630,080
                                                   ----------      -----------
    Commitments and contingencies............              --               --
    Distributions and losses in excess of
      investment in unconsolidated
      affiliates.............................           8,284            8,616
                                                   ----------      -----------
    Minority interest........................         128,676          114,425
                                                   ----------      -----------
    Shareholders' Equity:
        Preferred stock, $.01 par value,
          5,000,000 shares authorized,
          none issued........................              --               --
        Common stock, $.01 par value,
          95,000,000 shares authorized,
          23,974,347 and 20,965,790 shares
          issued and outstanding in 1997
          and 1996, respectively.............             240              210
        Excess stock, $.01 par value,
          100,000,000 shares authorized,
          none issued........................              --               --
        Additional paid - in capital.........         357,602          293,824
        Accumulated deficit..................         (11,875)         (20,855)
        Deferred compensation................            (287)            (375)
                                                   ----------      -----------
                Total shareholders' equity...         345,680          272,804
                                                   ----------      -----------
                                                   $1,059,078      $ 1,025,925
                                                   ==========      ===========

     The accompanying notes are an integral part of these balance sheets.

                   CBL & ASSOCIATES PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATE)
                           (UNAUDITED)


                                                         Three Months Ended
                                                             March 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------

REVENUES:
Rentals:
  Minimum . . . . . . . . . . . . . . . . . . .    $    26,562     $    22,498
  Percentage. . . . . . . . . . . . . . . . . .          1,376           1,046
  Other . . . . . . . . . . . . . . . . . . . .            220             233
Tenant reimbursements . . . . . . . . . . . . .         11,716          10,123
Management, leasing and development fees  . . .            679             608
Interest and other  . . . . . . . . . . . . . .            689             872
                                                   -----------     -----------
  Total revenues  . . . . . . . . . . . . . . .         41,242          35,380
                                                   -----------     -----------

EXPENSES:
Property operating  . . . . . . . . . . . . . .          7,073           5,418
Depreciation and amortization . . . . . . . . .          7,688           6,149
Real estate taxes . . . . . . . . . . . . . . .          3,365           2,660
Maintenance and repairs . . . . . . . . . . . .          2,359           2,256
General and administrative  . . . . . . . . . .          2,217           2,189
Interest  . . . . . . . . . . . . . . . . . . .          8,940           7,891
Other . . . . . . . . . . . . . . . . . . . . .             27             196
                                                   -----------     -----------
  Total expenses  . . . . . . . . . . . . . . .         31,669          26,759
                                                   -----------     -----------
INCOME FROM OPERATIONS  . . . . . . . . . . . .          9,573           8,621

GAIN ON SALES OF REAL ESTATE ASSETS . . . . . .          3,019             615

EQUITY IN EARNINGS OF UNCONSOLIDATED
 AFFILIATES . . . . . . . . . . . . . . . . . .            620             670

MINORITY INTEREST IN EARNINGS:
  Operating partnership . . . . . . . . . . . .         (3,594)         (3,019)
  Shopping center properties  . . . . . . . . .           (142)           (150)
                                                   -----------     -----------
INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . .    $     9,476     $     6,737

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
   OF DEBT  . . . . . . . . . . . . . . . . . .           (496)             --
                                                   -----------     -----------
NET INCOME  . . . . . . . . . . . . . . . . . .    $     8,980     $     6,737
                                                   ===========     ===========
EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE DATA:

INCOME BEFORE EXTRAORDINARY ITEM  . . . . . . .    $      0.40     $      0.32
                                                   ===========     ===========
NET INCOME  . . . . . . . . . . . . . . . . . .    $      0.38     $      0.32
                                                   ===========     ===========
WEIGHTED AVERAGE  COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING . . . . . . . . . . . . . . .        23,784          20,847
                                                   ===========     ===========

 The accompanying notes are an integral part of these statements.

                CBL & ASSOCIATES PROPERTIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                   ---------------------------
                                                       1997            1996
                                                   -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  . . . . . . . . . . . . . . . . . .    $     8,980     $     6,737

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Minority interest in earnings . . . . . . . .          3,736           3,169
  Depreciation  . . . . . . . . . . . . . . . .          6,941           5,683
  Amortization  . . . . . . . . . . . . . . . .            916             466
  Gain on sales of real estate assets . . . . .         (3,019)           (615)
  Equity in earnings of unconsolidated
    affiliates  . . . . . . . . . . . . . . . .           (620)           (670)
  Distributions from unconsolidated
    affiliates  . . . . . . . . . . . . . . . .          1,053           1,083
  Issuance of stock under incentive plan  . . .             83             197
  Amortization of deferred compensation . . . .             88              71
  Write-off of development projects . . . . . .             27             196
  Distributions to minority investors . . . . .         (4,122)         (3,772)
Changes in assets and liabilities -
  Tenant and other receivables  . . . . . . . .           (139)            (89)
  Other assets  . . . . . . . . . . . . . . . .           (486)           (956)
  Accounts payable and accrued expenses . . . .         (6,397)          4,308
                                                   -----------     -----------
        Net cash provided by operating
          activities  . . . . . . . . . . . . .          7,041          15,808
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction of real estate and land
    acquisition . . . . . . . . . . . . . . . .        (34,659)        (22,327)
  Acquisition of real estate assets . . . . . .         (5,716)             --
  Capitalized interest  . . . . . . . . . . . .         (1,676)           (747)
  Revenue enhancing capital expenditures  . . .            (55)            (36)
  Other capital expenditures  . . . . . . . . .         (2,686)           (574)
  Proceeds from sales of real estate
    assets  . . . . . . . . . . . . . . . . . .          5,556           1,491
  Additions to notes receivable . . . . . . . .           (232)           (263)
  Payments received on notes receivable . . . .            478              85
  Advances and investments in unconsolidated
    affiliates. . . . . . . . . . . . . . . . .           (765)           (315)
                                                   -----------     -----------
        Net cash used in investing
          activities  . . . . . . . . . . . . .        (39,755)        (22,686)
                                                   -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from mortgage and other notes
    payable . . . . . . . . . . . . . . . . . .         94,755         111,285
  Principal payments on mortgage and
    other notes payable . . . . . . . . . . . .       (127,324)        (97,069)
  Additions to deferred finance costs . . . . .           (824)             --
  Dividends paid  . . . . . . . . . . . . . . .         (8,806)         (8,283)
  Proceeds from issuance of common stock  . . .         74,352              33
  Proceeds from exercise of stock options . . .             54              --
  Prepayment penalties on early
    extinguishment of debt  . . . . . . . . . .           (496)             --
                                                   -----------     -----------
        Net cash provided by financing
          activities  . . . . . . . . . . . . .         31,711           5,966
                                                   -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . .         (1,003)           (912)

CASH AND CASH EQUIVALENTS, beginning of
  period  . . . . . . . . . . . . . . . . . . .          4,298           3,029
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of period  . . .    $     3,295     $     2,117
                                                   ===========     ===========

        The accompanying notes are an integral part of these statements.

           CBL & ASSOCIATES PROPERTIES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNCONSOLIDATED AFFILIATES

At March 31, 1997, the Company had investments in three partnerships and joint ventures all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                         Company's Share
                                 Total For The                 For The
                               Three Months Ended        Three Months Ended
                                   March 31,                March 31,
                             ----------------------    ---------------------
                                1997        1996          1997       1996
                             ---------    ---------    ---------   ---------

Revenues . . . . . . . . .   $   5,564    $   5,653    $   2,770   $   2,772
                              --------     --------     -------     --------
Depreciation and
  amortization . . . . . .         673          650          401         318

Interest expense . . . . .       1,969        2,085          893       1,022

Other operating expenses .       1,645        1,548          856         762
                             ---------    ---------    ---------   ---------
NET INCOME . . . . . . . .   $   1,277    $   1,370    $     620   $     670
                             =========    =========    =========
=========

NOTE 2 - CONTINGENCIES

The Company is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial statements of the Company. Additionally, based on environmental studies completed to date on the real estate properties, management believes any exposure related to environmental cleanup will not be significent to the financial position and results of operations of the Company.


NOTE 3 - CREDIT AGREEMENTS

In February 1997, the Company reduced the interest rate from 137 basis points to 120 basis points over LIBOR and added $38 million and one additional bank to its credit facility led by First Tennessee Bank N.A. bringing the total to $80 million. In February 1997, the Company's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 150 basis points to 125 basis points over LIBOR. The Company's total available under the revolving lines of credit was $175 million at March 31, 1997.

In April 1995, the Company executed a three-year interest rate swap agreement with First Union National Bank of Tennessee which has a principal balance of $5.3 million. The effective date was March 16, 1995. The interest rate is fixed at 8.5%. There was no fee for this transaction. Effective June 6, 1995, the Company executed a three-year interest rate swap agreement on a notional principal amount of $50 million with NationsBank N.A. The base interest rate is fixed at 5.52%. This agreement effectively fixes $50 million of the Company's variable rate debt at a rate no greater than 7.27%. There was no fee for this transaction. These transactions had no significant impact on interest expense for the three months ended March 31, 1997.

NOTE  4 - RECLASSIFICATION

Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

                CBL & ASSOCIATES PROPERTIES, INC.

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.


GENERAL BACKGROUND

     CBL & Associates Properties, Inc.(the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at March 31, 1997, the operations of a portfolio of properties consisting of fifteen regional malls, nine associated centers, seventy-eight community centers, an office building, joint venture investments in three regional malls, and income from six mortgages,("the Properties"). The Operating Partnership also has one mall, one associated center, two power centers, one community center, and two community center expansions currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories-malls which have completed their initial lease-up ("Stabilized Malls") and malls
which are in their initial lease-up phase ("New Malls").   The New Mall
category is presently comprised of the redeveloped and expanded Westgate Mall in Spartanburg, South Carolina, Turtle Creek Mall in Hattiesburg, Mississippi, and Oak Hollow Mall in High Point, North Carolina.

     In September 1995, the Company completed a follow-on offering of 4,163,500 shares of its Common Stock at $20.625, including 150,000 shares purchased by management. The net proceeds of $80.7 million were used to repay floating rate indebtedness under the Company's revolving lines of credit.

     In January 1997, the Company completed a spot offering of 3,000,000 shares of its Common Stock at $26.125 per share. Management purchased 55,000 of those shares as part of the offering. The net proceeds of $74.3 million, were used to repay variable rate indebtedness incurred in the Company's development and acquisition program.

RESULTS OF OPERATIONS

     Operational highlights for the three months ended March 31, 1997 as compared to March 31, 1996 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the thirteen Stabilized Malls in the Company's portfolio increased by 3.0% on a comparable per square foot basis.

                                       Three Months Ended March 31,
                                       ----------------------------
                                         1997               1996
                                       ---------          ---------

     Sales per square foot             $   51.45          $   49.95

     Total sales volume in the mall portfolio, including New Malls, increased 6.3% to $148.8 million for the three months ended
     March 31, 1997 from $140.0 million for the three months ended
     March 31, 1996.

     Occupancy costs as a percentage of sales for the three months ended March 31, 1997 and 1996 for the Stabilized Malls were 14.6% and 14.3%, respectively. Occupancy costs were 11.5%, 12.3% and 12.2% for the years ended December 31, 1996, 1995, and 1994, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

     Occupancy changes for the Company's overall portfolio are as follows:

                                                At March 31,
                                        ---------------------------
                                          1997               1996
                                        --------           --------

     Stabilized malls                     88.1%              87.7%
     New malls                            88.2               84.1
     Associated centers                   91.1               99.0
     Community centers                    96.6               96.9
                                        --------           --------
     TOTAL PORTFOLIO                      92.5%              92.8%
                                        ========           ========

    Our associated center occupancy declined to 91.1% primarily due to the relocation of one of the anchors at Foothills Plaza to Foothills Mall in
   Maryville, Tennessee. Excluding this relocation, our associated center occupancy would have been 98.7% at March 31, 1997.

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories were as follows:
                                                At March 31,
                                        ---------------------------
                                          1997               1996
                                        --------           --------

      Malls  . . . . . . . . . . . .    $  18.99           $  17.50
      Associated centers . . . . . .        9.65               8.24
      Community centers. . . . . . .        7.12               6.59


LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the three months ended March 31, 1997 over and above the base and percentage rent being paid by the previous tenant:

                                     Per Square    Per Square
                                     Foot Rent      Foot Rent    Percentage
                                   Prior Lease(1)  New Lease(2)  Increase
                                   --------------  ------------  -----------
       Malls. . . . . . . . . . .    $    17.87      $   19.64       9.90%
       Associated centers . . . .         13.40          14.69       9.67%
       Community centers. . . . .          7.89           7.97       1.10%


       (1)  -    Rental achieved for spaces previously occupied at the
                 end of the lease including percentage rent.
       (2)  -    Average base rent over the term of the lease.

     For the three months ended March 31, 1997 malls represented 73.5% of total revenues from the properties; revenues from associated centers represented 3.2%; revenues from community centers represented 19.9%; and revenues from mortgages and the office building represented 3.4%.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

     Total revenues for the three months ended March 31, 1997 increased by $5.9 million, or 16.6%, to $41.2 million as compared to $35.4 million in 1996. Of this increase, minimum rents increased by $4.1 million, or 18.1% to $26.6 million as compared to $22.5 million in 1996, and tenant reimbursements increased by $1.6 million, or 15.7%, to $11.7 million in 1997 as compared to $10.1 million in 1996.

     Approximately $5.9 million of the increase in revenues resulted from operations at the nine new centers opened or acquired during the past fifteen months. These centers consist of: (I) Devonshire Place in Cary, North Carolina a 108,076 square foot community center, which opened in September, 1996; (II) Kingston Overlook in Knoxville, TN a 118,891 square foot community center which opened in November, 1996; (III) Westgate Mall in Spartanburg, South Carolina a 1,100,575 square foot regional mall which was expanded and reopened in October, 1996; (IV) LaGrange Commons in LaGrange, New York a 59,799 square foot community center which opened in November 1996; (V) St Clair Square in Fairview Heights, Illinois a
1,044,599 square foot regional mall which was acquired in December, 1996;
(VI) Sutton Plaza a 122,027 square foot community center in Mt Olive, New Jersey which was acquired in January, 1997 (VII) The Terrace in Chattanooga, Tennessee which opened in February and March, 1997; (VIII) Massard Crossing in Ft. Smith, Arkansas which opened in March, 1997; and (IX) a free-standing 63,000 square foot Hannaford Food and Drug in Richmond, Virginia which opened in March, 1997.

     Management, leasing and development fees increased by $0.1 million to $0.7 million in the first quarter of 1997 as compared to $0.6 million in the first quarter of 1996. This increase was primarily due to development fee income earned in the first quarter of 1997.

     Property operating expense, including real estate taxes, maintenance and repairs, and ground rent increased in the first quarter of 1997 by $2.5 million or 23.8% to $12.8 million as compared to $10.3 million in the first quarter of 1996. This increase is primarily the result of the addition of the nine new centers referred to above.

     Depreciation and amortization increased in the first quarter of 1997 by $1.5 million or 25.0% to $7.7 million as compared to $6.1 million in the first quarter of 1996. This increase is primarily the result of the addition of the nine new centers referred to above.

     Interest expense increased in the first quarter of 1997 by $1.0 million, or 13.3% to $8.9 million as compared to $7.9 million in 1996. This increase is primarily due to the additional interest on the nine centers opened during the last twelve months.

     Other expense was negligible in the first quarter of 1997. This represents pre-development costs written off during this period.

     The gain on sales of real estate assets increased in the first quarter of 1997 by $2.4 million, to $3.0 million as compared to $0.6 million in 1996. The sales in the first quarter were in connection with anchor pad and outparcel sales at our developments in Courtlandt Town Center in Courtlandt, New York, Salem Crossing in Virginia Beach, Virginia and Kingston Overlook in Knoxville, Tennessee.

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

     As of May 1, 1997, the Company had $88.0 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of May 1, 1997, the Company had obtained revolving credit lines totaling $175 million of which $137.2 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $200 million, with $35.8 million remaining after the Company's follow-on and spot offerings of common stock on September 25, 1995 and January 15, 1997 respectively. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 28.2% ownership in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately
1.6 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 33.0%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 33.4 million shares of common stock with a market value of approximately $817.9 million at March 31, 1997 (based on the closing price of $24.50 per share on March 31, 1997). Company executive and senior officers' ownership interests had a market value of approximately $269.6 million at March 31, 1997.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At March 31, 1997, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $535.6 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $43.2 million for total debt obligations of $578.8 million with a weighted average interest rate of 7.82%. Variable rate debt accounted for $155.7 million with a weighted average interest rate of 6.85%. Variable rate debt accounted for approximately 26.9% of the Company's total debt and 11.2% of its total capitalization. Of this variable rate debt, $88.4 million is related to construction projects. Periodically, the Company enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The Company has entered into interest rate swap agreements for $55.3 million of variable rate debt at an average interest rate of 6.6% through the third quarter of 1998. Therefore, the Company's exposure to interest rate fluctuations as of March 31, 1997 is $88.4 million on construction properties and $12.0 million on operating properties.

     In April 1995, the Company executed a three-year interest rate swap agreement on $5.5 million of debt with First Union National Bank. The effective date was March 16, 1995. This swap agreement effectively fixes the interest rate on what is now $5.3 million of debt at 8.5%. In September 1995 the Company executed a $50.0 million interest rate swap agreement with NationsBank N.A., for a three-year period at a LIBOR rate of 5.52%. This agreement effectively fixes $50.0 million of the Company's variable rate debt at a rate no greater than 7.27%. There were no fees charged to the Company related to these transactions.

     In February 1997, the Company reduced the interest rate from 137 basis points to 120 basis points over LIBOR and added $38 million and one additional bank to its credit facility led by First Tennessee Bank N.A. bringing the total to $80 million. In September 1996, the Company closed a short term loan with Compass Bank in the amount of $25 million at an interest rate of 50 basis point over LIBOR. The note matures on

May 15, 1997. In February 1997, the Company's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 150 basis points to 125 basis points over LIBOR.

     During the first quarter, the Company closed on two permanent loans: a ten-year loan on Hamilton Place Mall in Chattanooga, Tennessee, owned 90% by the Company, in the amount of $75 million at an interest rate of 7.0% and a twenty-year loan with a five year rate reset option on Westgate Mall in Spartanburg, South Carolina, in the amount of $52 million at an interest rate of 6.95%. The proceeds from these loans were used to repay existing fixed-rate debt and variable rate debt.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 41.4% at March 31, 1997.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     During the first three months of 1997, the Company opened a 156,713 square foot associated center The Terrace in Chattanooga, Tennessee; a 290,717 square foot community center Massard Crossing in Ft Smith Arkansas; a 60,954 square foot free-standing Hannaford Food and Drug in Richmond, Virginia; a Dillard's department store and United Artists' 10-screen cinema at Twin Peaks Mall in Longmont, Colorado; and a Dillard's department store at Frontier Mall in Cheyenne, Wyoming. Subsequent to the end of the quarter the company opened a 289,305 square foot community center, Salem Crossing in Virginia Beach, Virginia. The Company also acquired in the first quarter a 122,207 square foot community center Sutton Plaza in Mt. Olive, New Jersey.

     The Company currently has approximately 2.3 million square feet of new development under construction consisting of: Bonita Lakes Mall in Meridian, Mississippi, an approximate 631,000 square foot mall scheduled to open in October 1997; Bonita Lakes Crossing in Meridian, Mississippi, an approximate 74,000 square foot associated center scheduled to open in October 1997; Springhurst Towne Center in Louisville, Kentucky, an approximate 808,000 square foot power center scheduled to open beginning in August 1997; Courtlandt Town Center in Courtlandt, New York, an approximate 773,000 square foot power center scheduled to open beginning in August 1997; an approximate 44,000 square foot free-standing Regal Cinema at Strawbridge Marketplace in Virginia Beach, Virginia; an approximate 23,000 square foot expansion to Kingston Overlook in Knoxville, Tennessee scheduled to open in July 1997; and an approximate 10,000 square foot expansion to Chester Square in Richmond, Virginia.

     During the later half of 1997, the Company expects to start construction on the 1.0 million square foot Arbor Place Mall, in suburban Atlanta, Georgia and the 600,000 square foot Sand Lakes Corner in Orlando, Florida.

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the Company currently has no other capital commitments.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 80% - 90% of its funds from operations with the remaining 20% - 10% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserve will be sufficient to cover (I) tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and (II) capital expenditures which will not be reimbursed by tenants.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit.

     For the three months ended March 31, 1997, revenue generating capital expenditures or tenant allowances for improvements were $2.6 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $55,000 for the three months ended March 31, 1997. Revenue neutral capital expenditures, which are recovered from the tenants, were $160,000 for the first three months of 1997.

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

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with The National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. However, the Company does not include gains or losses on outparcel sales or the effect of straight-lined rents in its calculation, even though NAREIT permits their inclusion when calculating FFO.

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

     For the three months ended March 31, 1997, FFO increased by $2.2 million, or 14.8%, to $17.4 million as compared to $15.1 million for 1996. The increase in FFO was primarily attributable to the acquisitions and new developments opened at the end of the previous quarter and the beginning of this quarter.

The Company does not include gains or losses on outparcel sales (which would have added $3.0 million in 1997 and $0.6 million in 1996) or the effect of straight-line rents (which would have added $0.5 million in 1997 and $0.2 million in 1996) in its calculation of funds from operations.

The Company's calculation of FFO is as follows: (dollars in thousands)

                                               Three Months Ended
                                                    March 31,
                                               ---------------------
                                                  1997         1996
                                                --------     --------

Income from operations. . . . . . . . . . . .   $ 9,573      $ 8,621

ADD:
Depreciation & amortization from
  consolidated properties . . . . . . . . . .     7,688(1)     6,149(2)

Income from operations of
  unconsolidated affiliates . . . . . . . . .       620          670

Depreciation & amortization from
  unconsolidated affiliates . . . . . . . . .       401          318

Write-off of development costs charged
  to net income . . . . . . . . . . . . . . .        27          196


SUBTRACT:
Minority investors' share of income
  from operations in nine properties  . . . .      (142)        (150)


Minority investors share of
  depreciation and amortization
  in nine properties  . . . . . . . . . . . .      (178)        (159)

Preference return paid to mortgagees. . . . .        --         (263)

Adjustment for straight-lining of rents:
  Consolidated properties . . . . . . . . . .      (508)        (164)
  Unconsolidated affiliates . . . . . . . . .        (7)          (7)
  Minority investors share of seven
    properties. . . . . . . . . . . . . . . .         5            2
  Depreciation and amortization of non-real
    estate assets and finance costs . . . . .       (94)         (64)
                                                --------     --------
TOTAL FUNDS FROM OPERATIONS . . . . . . . . .   $17,385      $15,149
                                                ========     ========

(1) Excludes $168 of non-real estate depreciation, which is classified as property operating expense on the income statement.
(2) Excludes $177 of non-real estate depreciation, which is classified as property operating expense on the income statement.

IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the Company or CBL because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Standards("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and upon initial application, all prior-period EPS data is required to be restated. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's EPS amounts.

                   PART II - OTHER INFORMATION



ITEM 1:   Legal Proceedings

          None

ITEM 2:   Changes in Securities

          None

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matter to a Vote of Security Holders

          The Company held its Annual Meeting of Shareholders on May 1, 1997. At the meeting, shareholders re-elected as directors John N. Foy (21,890,574 votes for and 86,558 votes against or withheld), and William J. Poorvu (21,888,935 votes for and 88,197 votes against or withheld), to three-year terms expiring in 2000. Other continuing directors of the Company are, Stephen D. Lebovitz and Winston W. Walker, whose terms expire in 1998 and Charles B. Lebovitz, Claude M. Ballard, and Leo Fields whose terms expire in 1999.

          In addition, at the meeting, shareholders approved a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1997 (21,952,465 votes for, 12,213 votes against or withheld).


ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          A. Exhibits

                  Exhibit 27
                          Financial Data Schedule

          B. Reports on Form 8-K

                  The following item was reported:

                          The outline from the Company's May 1, 1997 conference call with analysts and investors regarding earnings (Item 5) was filed on May 1, 1997.

                            SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CBL & ASSOCIATES PROPERTIES, INC.



                                              John N. Foy
                                      ---------------------------------
                                              John N. Foy
                                        Executive Vice President,
                                        Chief Financial Officer and
                                               Secretary
                                        (Authorized Officer of the
                                              Registrant,
                                      Principal Financial Officer and
                                       Principal Accounting Officer)



Date: May 14, 1997

                                EXHIBIT INDEX



   Exhibit
     No.
   -------

     27        Financial Data Schedule