Form 10-Q
period 1997-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 1997-08-14
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q
==============================================================

           SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 1997
                                   ---------------------------

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended              to
                                    -------------  -----------

     Commission File Number   1-12494
                            ----------------------------------

                 CBL & Associates Properties, Inc.
     ---------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           Delaware                              62-1545718
     ----------------------                  -----------------
    (State or other jurisdiction               (IRS Employer
     of incorporation or                       Identification
     organization)                             No.)

  One Park Place, 6148 Lee Highway, Chattanooga, TN     37421
  -------------------------------------------------   ---------
  (Address of principal executive offices)           (Zip Code)


      (Registrant's telephone number, including area code)
                         (423) 855-0001
  -------------------------------------------------------------

  -------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__    No ______
The number of shares outstanding of each of the registrants classes of common stock, as of August 1, 1997: Common Stock, par value $.01 per share, 24,025,648 shares.

              CBL & ASSOCIATES PROPERTIES, INC.

                            INDEX





PART I          FINANCIAL INFORMATION                           PAGE NUMBER

                ITEM 1:  FINANCIAL INFORMATION                       3

                CONSOLIDATED BALANCE SHEETS - AS OF
                JUNE 30, 1997 AND DECEMBER 31, 1996                  4

                CONSOLIDATED STATEMENTS OF OPERATIONS -
                FOR THE THREE MONTHS ENDED JUNE 30,
                1997 AND 1996 AND FOR THE SIX MONTHS
                ENDED JUNE 30, 1997 AND 1996                         5

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997
                AND 1996                                             6

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS                                           7

                ITEM 2:  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                   9

PART II         OTHER INFORMATION

                ITEM 1:  LEGAL PROCEEDINGS                          23

                ITEM 2:  CHANGES IN SECURITIES                      23

                ITEM 3:  DEFAULTS UPON SENIOR SECURITIES            23

                ITEM 4:  SUBMISSION OF MATTERS TO HAVE A
                         VOTE OF SECURITY HOLDERS                   23

                ITEM 5:  OTHER INFORMATION                          23

                ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K           23


SIGNATURE                                                           24

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

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "REIT") December 31, 1996 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1996.

              CBL & ASSOCIATES PROPERTIES, INC.
                 CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 June 30,        December 31,
                                                   1997             1996
                                               (UNAUDITED)         (AUDITED)
                                               -----------       ------------
ASSETS
Real estate assets:
  Land . . . . . . . . . . . . . . . . . . .    $  130,370        $  119,965
  Buildings and improvements . . . . . . . .       924,895           883,683
                                                ----------        ----------
                                                 1,055,265         1,003,648
  Less: Accumulated depreciation . . . . . .      (129,550)         (114,536)
                                                ----------        ----------
                                                   925,715           889,112
  Developments in progress . . . . . . . . .       121,709            98,148
                                                ----------        ----------
  Net investment in real estate assets . . .     1,047,424           987,260

Cash and cash equivalents. . . . . . . . . .         3,637             4,298

Receivables:
  Tenant . . . . . . . . . . . . . . . . . .        13,466            11,417
  Other. . . . . . . . . . . . . . . . . . .         1,108             1,087

Notes receivable . . . . . . . . . . . . . .        16,158            14,858
Other assets . . . . . . . . . . . . . . . .         5,696             7,005
                                                ----------        ----------
                                                $1,087,489        $1,025,925
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage and other notes payable . . . . . .    $  583,826        $  590,295
Accounts payable and accrued liabilities . .        24,289            39,785
                                                ----------        ----------
  Total liabilities. . . . . . . . . . . . .       608,115           630,080
                                                ----------        ----------
Commitments and contingencies. . . . . . . .            __                __

Distributions and losses in excess
  of investment in unconsolidated
  affiliates . . . . . . . . . . . . . . . .         6,914             8,616
                                                ----------        ----------
Minority interest. . . . . . . . . . . . . .       129,163           114,425
                                                ----------        ----------
Shareholders' Equity:

  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued . . . . .            __                __

  Common stock, $.01 par value, 95,000,000
    shares authorized, 24,007,416 and
    20,965,790 shares issued and outstanding
    in 1997 and 1996, respectively . . . . .           240               210

  Excess stock, $.01 par value, 100,000,000
    shares authorized, none issued . . . . .            __                __

  Additional paid - in capital . . . . . . .       358,279           293,824
  Accumulated deficit. . . . . . . . . . . .       (14,876)          (20,855)
  Deferred compensation. . . . . . . . . . .          (346)             (375)
                                                ----------        ----------
    Total shareholders' equity . . . . . . .       343,297           272,804
                                                ----------        ----------
                                                $1,087,489        $1,025,925
                                                ==========        ==========
      The accompanying notes are an integral part of these balance sheets.

              CBL & ASSOCIATES PROPERTIES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (UNAUDITED)

                                    Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   --------------------   --------------------
                                    1997          1996      1997        1996
                                   ---------  ---------   ---------  ---------

REVENUES:

Rentals:
   Minimum . . . . . . . . . . .    $27,978   $22,573     $54,540    $45,071
   Percentage. . . . . . . . . .        531       308       1,907      1,354
   Other . . . . . . . . . . . .        139       206         359        439

Tenant reimbursements. . . . . .     12,681    11,197      24,397     21,320

Management, development
and leasing fees . . . . . . . .        431       658       1,110      1,266

Interest and other . . . . . . .        698     1,027       1,387      1,899
                                    -------   -------     -------    -------
  Total revenues . . . . . . . .     42,458    35,969      83,700     71,349


EXPENSES:

Property operating . . . . . . .      7,397     6,285      14,470     11,703

Depreciation and amortization. .      7,922     6,202      15,610     12,351

Real estate taxes. . . . . . . .      3,570     2,842       6,935      5,502

Maintenance and repairs. . . . .      2,484     2,203       4,843      4,459

General and administrative . . .      2,286     2,150       4,503      4,339

Interest . . . . . . . . . . . .      8,995     7,604      17,935     15,495

Other. . . . . . . . . . . . . .         15        69          42        265
                                    -------   -------     -------    -------
  Total expenses . . . . . . . .     32,669    27,355      64,338     54,114

Income from operations . . . . .      9,789     8,614      19,362     17,235

Gain on sales of real
estate assets. . . . . . . . . .        363     6,864       3,382      7,479

Equity in earnings of
unconsolidated affiliates. . . .        593       440       1,213      1,110

Minority interest in
earnings:

  Operating partnership. . . . .     (2,991)   (4,908)     (6,585)    (7,927)

  Shopping center properties . .       (147)     (113)       (289)      (263)
                                    -------   -------     -------    -------
Income before extraordinary
  item . . . . . . . . . . . . .      7,607    10,897      17,083     17,634

Extraordinary loss on
  extinguishment of debt . . . .         --        --        (496)        --
                                    -------   -------     -------    -------
NET INCOME . . . . . . . . . . .     $7,607   $10,897     $16,587    $17,634
                                    =======   =======     =======    =======
Earnings per common share data:

  Income before extraordinary
    item . . . . . . . . . . . .     $ 0.31   $  0.52     $  0.71    $  0.85

  NET INCOME . . . . . . . . . .     $ 0.31   $  0.52     $  0.69    $  0.85
                                    =======   =======     =======    =======
Weighted average common &
  common equivalent shares
  outstanding. . . . . . . . . .     24,213    20,847      24,005     20,853
                                    =======   =======     =======    =======

  The accompanying notes are an integral part of these statements.

              CBL & ASSOCIATES PROPERTIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (IN THOUSANDS)
                     (UNAUDITED)

                                                          Six Months
                                                        Ended June 30,
                                                      ----------------------
                                                        1997          1996
                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . .        $16,587      $17,634

Adjustments to reconcile net income to net cash provided by operating activities:

  Minority interest in earnings. . . . . . . . .          6,874        8,190

  Depreciation . . . . . . . . . . . . . . . . .         14,093       11,397

  Amortization . . . . . . . . . . . . . . . . .          2,100        1,401

  Gain on sales of real estate assets. . . . . .         (3,382)      (7,479)

  Issuance of stock under incentive plan . . . .            104          197

  Equity in earnings of unconsolidated
    affiliates . . . . . . . . . . . . . . . . .         (1,213)      (1,110)

  Amortization of deferred compensation. . . . .            160          143

  Write-off of development projects. . . . . . .             42          265

  Distribution from unconsolidated
    affiliates . . . . . . . . . . . . . . . . .          1,218        2,380

  Distributions to minority investors. . . . . .         (8,286)      (7,709)

  Changes in assets and liabilities -

      Tenant and other receivables . . . . . . .            947          569

      Other assets . . . . . . . . . . . . . . .           (504)      (1,701)

      Accounts payable and accrued expenses. . .         (4,002)      14,079
                                                       --------     --------
      Net cash provided by operating
        activities . . . . . . . . . . . . . . .         24,738       38,256
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Construction of real estate and land
    acquisition, net of payables . . . . . . . .        (64,651)     (67,210)

  Acquisition of real estate assets. . . . . . .         (5,716)          --

  Capitalized interest . . . . . . . . . . . . .         (3,192)      (2,286)

  Other capital expenditures . . . . . . . . . .         (4,699)      (1,584)

  Proceeds from sales of real estate
    assets . . . . . . . . . . . . . . . . . . .          6,794       15,366

  Additions to notes receivable. . . . . . . . .         (1,789)      (8,699)

  Payments received on notes receivable. . . . .            489          167

  Additional investments in and advances to
    unconsolidated affiliates. . . . . . . . . .         (2,867)        (890)
                                                       --------     --------
    Net cash used in investing activities. . . .        (73,050)     (65,136)
                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from mortgage and other notes
    payable. . . . . . . . . . . . . . . . . . .        165,899      105,579

  Principal payments on mortgage and
    other notes payable. . . . . . . . . . . . .       (172,368)     (61,058)

  Additions to deferred finance costs. . . . . .           (901)        (573)

  Refunds of finance costs . . . . . . . . . . .             --          722

  Proceeds from issuance of common stock . . . .         74,398           79

  Proceeds from exercise of stock options. . . .            533         (826)

  Prepayment penalties on extinguishment of
    debt . . . . . . . . . . . . . . . . . . . .           (496)          --

  Dividends paid . . . . . . . . . . . . . . . .        (19,414)     (17,039)
                                                      ---------     --------
    Net cash provided by financing activities. .         47,651       28,536
                                                      ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . .           (661)       1,656

CASH AND CASH EQUIVALENTS, beginning of
  period . . . . . . . . . . . . . . . . . . . . .        4,298        3,029
                                                      ---------     --------
CASH AND CASH EQUIVALENTS, end of period . . . . .    $   3,637     $  4,685
                                                      =========     ========

The accompanying notes are an integral part of these statements.

              CBL & ASSOCIATES PROPERTIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unconsolidated Affiliates

At June 30, 1997, the REIT had investments in four partnerships and joint ventures all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                   REIT's Share
                               Total For The         For The
                              Six Months Ended   Six Months Ended
                                   June 30,           June 30,
                             ------------------ ------------------
                                1997     1996     1997      1996
                             --------  -------- --------  --------

Revenues . . . . . . . .     $ 10,874  $ 10,901 $  5,342  $  5,351
                             --------  -------- --------  --------
Depreciation and
  amortization . . . . .        1,339     1,280      656       626

Interest expense . . . .        3,711     4,171    1,822     2,045

Other operating
  expenses . . . . . . .        3,346     3,176    1,651     1,570
                             --------  -------- --------  --------
Net income . . . . . . .     $  2,478  $  2,274 $  1,213  $  1,110
                             ========  ======== ========  ========

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

NOTE 3 - CREDIT AGREEMENTS

In February 1997, the REIT reduced the interest rate from 137 basis points over LIBOR to 120 basis points over LIBOR and added $38 million and one additional bank to its credit facility led by First Tennessee Bank N.A., bringing the total to $80 million. In February 1997, the REIT's major line bank, Wells Fargo, reduced the pricing on its $85 million credit facility from 150 basis points over LIBOR to 125 basis points over LIBOR. In April 1997, the REIT reduced the interest rate on its $10 million credit facility with SunTrust to 110 basis points over LIBOR. The REIT's total credit facilities were $175 million with $47.3 million outstanding at June 30, 1997.

In April 1995, the REIT executed a three-year interest rate swap agreement with First Union National Bank of Tennessee which has a notional balance of $5.3 million at June 30, 1997. The effective date was March 16, 1995 and the interest rate is fixed at 8.5%. There was no fee for this transaction. Effective June 6, 1995, the REIT executed a three-year interest rate swap agreement on a notional principal amount of $50 million with NationsBank N.A. The base interest rate is fixed at 5.52%. This agreement effectively fixes $50 million of the REIT's variable rate debt at a rate no greater than 6.77%. There was no fee for this transaction. These transactions did not have a significant impact on interest expense for the six months ended June 30, 1997.


Note 4 - Reclassifications

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

     Information included herein contains "forwarding-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the REIT's other filings with the Securities and Exchange Commission, including without limitation the REIT's Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference therein, for a discussion of such risks and uncertainties.


GENERAL BACKGROUND

     CBL & Associates Properties, Inc.(the "REIT") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the" Operating Partnership") which includes at June 30, 1997, the operations of a portfolio of properties consisting of fifteen regional malls, nine associated centers, seventy-eight community centers, an office building, joint venture investments in three regional malls and one associated center, and income from six mortgages, ("the Properties"). The Operating Partnership also has one mall, one associated center, two power centers, and two community centers currently under construction and options to acquire certain shopping center development sites as well as contingent contracts for the purchase of certain operating properties. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The REIT classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls
which are in their initial lease-up phase ("New Malls").   The New Mall
category is presently comprised of Westgate Mall in Spartanburg, South Carolina, having been acquired, redeveloped and expanded, Turtle Creek Mall in Hattiesburg, Mississippi, and Oak Hollow Mall in High Point, North Carolina.

In January 1997, the REIT completed a spot offering of 3,000,000 shares of its Common Stock at $26.125 per share. Management purchased 55,000 of those shares as part of the offering. The net proceeds of $74.3 million were used to repay variable rate indebtedness incurred in the REIT's development and acquisition program.

     In June 1997, the REIT acquired from CBL & Associates, Inc., the predecessor company, a 49% interest in Governor's Plaza in Clarksville, Tennessee for a price of $1,512,976. The Operating Partnership issued a 0.1538% limited partner interest (65,426 share equivalents) for the partnership interest in this property.


RESULTS OF OPERATIONS

     Operational highlights for the six months ended June 30, 1997 as compared to June 30, 1996 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the fifteen Stabilized Malls in the REIT's portfolio increased by 3.6% on a comparable per square foot basis.

                                       Six Months Ended June 30,
                                       -------------------------
                                          1997         1996
                                       -----------  ------------

          Sales per square foot         $  107.77    $   104.07

     Total sales volume in the mall portfolio, including New Malls, increased 19.1% to $344.3 million for the six months ended June 30, 1997 from $289.1 million for the six months ended June 30, 1996.

     Occupancy costs as a percentage of sales was 13.1% for the six months ended June 30, 1997 and 13.9% for the six months ended June 30, 1996 for the Stabilized Malls. Occupancy costs were 11.5%, 12.3% and 12.2% for the years ended December 31, 1996, 1995, and 1994, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

     Occupancy increased for the REIT's overall portfolio as follows:

                                                At June 30,
                                           ---------------------
                                             1997         1996
                                           --------     --------
          Stabilized malls                   89.0%        87.9%
          New malls                          88.7         85.3
          Associated centers*                91.4         99.0
          Community centers                  96.6         96.9
                                           --------     --------
          Total Portfolio                    92.9%        93.0%
                                           ========     ========

          * - The Associated center occupancy decreased due to the relocation of one of the anchors at Foothills Plaza to Foothills Mall in Maryville, Tennessee.

AVERAGE BASE RENT

     Average base rents for the REIT's three portfolio categories were as follows:

                                                At June 30,
                                           ---------------------
                                             1997         1996
                                           --------     --------

        Malls. . . . . . . . . . . . .      $ 19.10      $18.21

        Associated centers . . . . . .         9.85        8.32

        Community centers. . . . . . .         7.11        6.74


LEASE ROLLOVERS

     On spaces previously occupied, the REIT achieved the following results from rollover leasing for the six months ended June 30, 1997, over and above the base and percentage rent paid by the previous tenant:

                                       Per Square    Per Square
                                        Foot Rent     Foot Rent    Percentage
                                      Prior Lease(1) New Lease (2)  Increase
                                      -------------- ------------- -----------

          Malls. . . . . . . . . . .    $   19.07      $   20.67       8.3%

          Associated centers . . . .        12.50          13.38       7.0%

          Community centers. . . . .         7.44           7.87       5.8%


          (1)  -    Rental achieved for spaces previously occupied at the
                    end of the lease including percentage rent.
          (2)  -    Average base rent over the term of the lease.


     For the six months ended June 30, 1997, malls represented 73.1% of total revenues from the properties; revenues from associated centers represented 3.5%; revenues from community centers represented 20.1%; and revenues from mortgages and the office building represented 3.3%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements. The REIT's cost recovery ratio decreased to 93.0% for the six months endedJune, 30 1997 as compared to 98.2% in 1996.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996

     Total revenues for the three months ended June 30, 1997 increased by $6.5 million, or 18.0%, to $42.5 million as compared to $36.0 million in 1996. Of this increase, minimum rents increased by $5.4 million, or 23.9%, to $28.0 million as compared to $22.6 million in 1996, and tenant reimbursements increased by $1.5 million, or 13.3%, to $12.7 million in 1997 as compared to $11.2 million in 1996.

     Approximately $6.0 million of the increase in revenues resulted from operations at the ten new centers opened or acquired during the past twelve months. These centers consist of: (I) Devonshire Place in Cary, North

Carolina, which opened in September, 1996; (II) Kingston Overlook in Knoxville, Tennessee, which opened in November, 1996; (III) Westgate Mall in Spartanburg, South Carolina, which was expanded and reopened in October, 1996; (IV) LaGrange Commons in LaGrange, New York, which opened in November 1996; (V) St. Clair Square in Fairview Heights, Illinois, which was acquired in December, 1996; (VI) Sutton Plaza in Mt. Olive, New Jersey, which was acquired in January, 1997 (VII) The Terrace in Chattanooga, Tennessee which opened in February and March, 1997; (VIII) Massard Crossing in Ft. Smith, Arkansas which opened in March, 1997; (IX) a free-standing Hannaford Food and Drug in Richmond, Virginia which opened in March, 1997; and (X) Salem Crossing in Virginia Beach, Virginia which opened in April, 1997. Improved occupancies, operations and increased rents in the REIT's operating portfolio generated approximately $1.0 million of increased revenues offset by $0.5 million of revenues lost from three centers that were sold in 1996. The majority of these increases were generated at CoolSprings Galleria in Nashville, Tennessee, and Oak Hollow Mall in High Point, North Carolina.

     Management, leasing and development fees decreased by $0.2 million to $0.5 million in the second quarter of 1997 as compared to $0.7 million in the second quarter of 1996. This decrease was primarily due to less fees earned in 1997 on outparcel sales and the REIT's acquisition in 1996 of a mortgage property which eliminated management fees from that property. Interest and other decreased in the second quarter of 1997 by $0.3 million or 32%, to $0.7 million from $1.0 million in 1996 due to the acquisition of the mortgage property.

     Property operating expense, including real estate taxes and maintenance and repairs, increased in the second quarter of 1997 by $2.1 million, or 18.7%, to $13.5 million as compared to $11.3 million in the second quarter of 1996. This increase is primarily the result of the addition of the ten new centers referred to above.

     Depreciation and amortization increased in the second quarter of 1997 by $1.7 million, or 27.7%, to $7.9 million as compared to $6.2 million in the second quarter of 1996. This increase is primarily the result of the addition of the ten new centers referred to above.

     Interest expense increased in the second quarter of 1997 by $1.4 million, or 18.3%, to $9.0 million as compared to $7.6 million in 1996. This increase is primarily due to interest on the ten new centers opened during the last twelve months.

     The gain on sales of real estate assets decreased in the second quarter of 1997 by $6.5 million, or 94.7%, to $0.4 million as compared to $6.9 million in 1996. The sales in the second quarter of 1997 were for out parcels at Springhurst Towne Center in Louisville, Kentucky offset by a loss on land sold at Kingston Overlook in Knoxville, Tennessee. The sales in the second quarter of 1996 were the sale of a free-standing Lowe's Home Improvement Center in Benton Harbor, Michigan, and the sale of land at projects under development in Fort Smith, Arkansas, Louisville, Kentucky, Virginia Beach, Virginia, and Chattanooga, Tennessee.

     Equity in earnings of unconsolidated affiliates increased in the second quarter of 1997 by $0.2 million, or 34.8%, to $0.6 million as compared to $0.4 million in 1996. This increase is primarily the result of reduced interest expense on the refinanced permanent debt on Governor's Square
Mall in Clarksville, Tennessee.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

     Total revenues for the six months ended June 30, 1997 increased by $12.4 million, or 17.3%, to $83.7 million as compared to $71.3 million in 1996. Of this increase, minimum rents increased by $9.5 million, or 21.0%, to $54.5 million as compared to $45.1 million in 1996, and tenant reimbursements increased by $3.1 million, or 14.4%, to $24.4 million in 1997 as compared to $21.3 million in 1996.

     Approximately $11.6 million of the increase in revenues resulted from operations at the ten new centers opened or acquired during the past twelve months. These centers consist of: (I) Devonshire Place in Cary, North

Carolina, which opened in September, 1996; (II) Kingston Overlook in Knoxville, Tennessee, which opened in November, 1996; (III) Westgate Mall in Spartanburg, South Carolina, which was expanded and reopened in October, 1996; (IV) LaGrange Commons in LaGrange, New York, which opened in November 1996; (V) St. Clair Square in Fairview Heights, Illinois, which was acquired in December, 1996; (VI) Sutton Plaza in Mt. Olive, New Jersey, which was acquired in January, 1997 (VII) The Terrace in Chattanooga, Tennessee which opened in February and March, 1997; (VIII) Massard Crossing in Ft. Smith, Arkansas which opened in March, 1997; (IX) a free-standing Hannaford Food and Drug in Richmond, Virginia which opened in March, 1997; and (X) Salem Crossing in Virginia Beach, Virginia which opened in April, 1997. Improved occupancies, operations and increased rents in the REIT's operating portfolio generated approximately $1.8 million of increased revenues offset by $1.0 million of revenues lost from three centers that were sold in 1996. The majority of these increases were generated at CoolSprings Galleria in Nashville, Tennessee, and Oak Hollow Mall in High Point, North Carolina.

     Management, leasing and development fees decreased by $0.2 million to $1.1 million in the first six months of 1997 as compared to $1.3 million in 1996. This decrease was primarily due to less outparcel sales commissions earned in 1997 and the REIT's acquisition in 1996 of a mortgage property which eliminated management fees. Interest and other decreased by $0.5 million in 1997 to $1.4 million as compared to $1.9 million in 1996. This decrease was primarily due to the acquisition of the mortgage property.

     Property operating expense, including real estate taxes and maintenance and repairs, increased in the first six months of 1997 by $4.6 million, or 21.2%, to $26.2 million as compared to $21.7 million in 1996. This increase is primarily the result of the addition of the ten new centers referred to above.

     Depreciation and amortization increased in the first six months of 1997 by $3.3 million, or 26.4%, to $15.6 million as compared to $12.4 million in 1996. This increase is primarily the result of the addition of the ten new centers referred to above.

     Interest expense increased in the first six months of 1997 by $2.4 million, or 15.7%, to $17.9 million as compared to $15.5 million in 1996. This increase is primarily the result of the addition of the ten new centers referred to above.

     The gain on sales of real estate assets decreased for the six months ended June 30, 1997 by $4.1 million, or 54.8%, to $3.4 million as compared to $7.5 million in 1996. The sales in the first six months of 1997 were in connection with anchor pad and outparcel sales at our developments in Courtlandt Town Center in Courtlandt, New York, Salem Crossing in Virginia Beach, Virginia, and Springhurst Towne Center in Louisville, Kentucky off-set by a loss on sale at Kingston Overlook in Knoxville, Tennessee. The sales in 1996 consisted of the sale of a free-standing Lowe's Home Improvement Center in Benton Harbor, Michigan, the sale of property owned in Virginia Beach, Virginia, outparcel land at Oak Hollow Mall in High Point, North Carolina, and the sale of land at projects under development in Ft. Smith, Arkansas, Louisville, Kentucky, Virginia Beach, Virginia, and Chattanooga, Tennessee.

     Equity in earnings of unconsolidated affiliates increased in the first six months of 1997 by $0.1 million, or 9.3% to $1.2 million as compared to $1.1 million in 1996. This increase is primarily the result of reduced interest expense on the refinanced permanent debt on Governor's Square Mall in Clarksville, Tennessee.


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

     As of August 1, 1997, the REIT had $65.1 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of August 1, 1997, the REIT had obtained revolving credit facilities totaling $175 million of which $120.0 million was available. Also, as a publicly traded company, the REIT has access to capital through both the public equity and debt markets. The REIT has filed a Shelf Registration authorizing shares of the REIT's preferred stock and common stock and warrants to purchase shares of the REIT's common stock with an aggregate public offering price of up to $200 million, with $35.8 million remaining after the REIT's follow-on and spot offerings of common stock on September 25, 1995 and January 15, 1997 respectively. The REIT at this time thinks that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programssubstantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The REIT's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The REIT's current capital structure includes property specific mortgages, which are generally non-recourse, credit facilities, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 28.3% ownership interest in the Operating Partnership held by the REIT's executive, former executive, and senior officers which may be exchanged for approximately 9.5 million shares of common stock. Additionally, REIT executive officers and directors own approximately 1.6 million shares of the outstanding common stock of the REIT, for a combined total interest in the Operating Partnership of approximately 33.1%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 33.4 million shares of common stock with a market value of approximately $803.6 million at June 30, 1997 (based on the closing price of $24.00 per share on June 30, 1997). REIT executive, former executive and senior officers' ownership interests had a market value of approximately $265.8 million at June 30, 1997.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the REIT owns a non-controlling interest and is accounted for under the equity method of accounting. At June 30, 1997, the REIT's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $561.8 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $43.0 million for total debt obligations of $604.8 million with a weighted average interest rate of 7.8%. Variable rate debt accounted for $184.2 million of the total debt with a weighted average interest rate of 7.0%. Variable rate debt accounted for approximately 30.5% of the REIT's total debt and 13.1% of its total capitalization. Of this variable rate debt, $117.0 million is related to construction projects. Periodically, the REIT enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The REIT has entered into interest rate swap agreements for $55.3 million of variable rate debt at an average interest rate of 7.4% through the second quarter of 1998. Therefore, the REIT's exposure to interest rate fluctuations as of June 30, 1997 is $117.0 million on construction properties and $11.9 million on operating properties.

     In April 1995, the REIT executed a three-year interest rate swap agreement on $5.5 million of debt with First Union National Bank. The effective date was March 16, 1995. This swap agreement effectively fixes the interest rate on what is now $5.3 million of debt at 8.5%. In June
1995 the REIT executed a $50.0 million interest rate swap with NationsBank N.A., for a three-year period at a rate of 5.52%. This agreement effectively fixes $50.0 million of the REIT's variable rate debt at a rate no greater than 6.77%. There were no fees charged to the REIT related to these transactions.

     In February 1997, the REIT reduced the interest rate from 137 basis points over LIBOR to 120 basis points over LIBOR and added $38 million and one additional bank to its credit facility led by First Tennessee Bank N.A. bringing the total to $80 million. In May 1997, the REIT extended a short term loan with Compass Bank in the amount of $12.5 million at an interest rate of 50 basis point over LIBOR. The note matures on September 15, 1997. In February 1997, the REIT's major line bank, Wells Fargo, reduced the pricing on its $85 million facility from 150 basis points over LIBOR to 125 basis points over LIBOR. In April 1997, the REIT reduced the pricing on its $10 million credit facility with SunTrust bank to 110 basis points over LIBOR.

     During the first quarter, the REIT closed on two permanent loans: a ten-year loan on Hamilton Place Mall in Chattanooga, Tennessee, owned 90% by the REIT, in the amount of $75 million at an interest rate of 7.0% and a twenty-year loan with a five year rate reset option on Westgate Mall in Spartanburg, South Carolina, in the amount of $52 million at an interest rate of 6.95%.
In July, the REIT reduced the interest rate from 8.50% to 7.62% on a $7 million loan on Suburban Plaza in Knoxville, Tennessee and fixed the rate at 7.3% on an $11 million loan on The Terrace in Chattanooga, Tennessee.

     Based on the debt (including construction projects) and the market value of equity described above, the REIT's debt to total market capitalization (debt plus market value equity) ratio was 42.9% at June 30, 1997.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     During the first six months of 1997, the REIT opened a 156,713 square foot associated center, The Terrace in Chattanooga, Tennessee; a 290,717 square foot community center, Massard Crossing in Ft. Smith, Arkansas; a 60,954 square foot free-standing Hannaford Food and Drug in Richmond, Virginia; a Dillard's department store and United Artists' 10-screen cinema at Twin Peaks Mall in Longmont, Colorado; a Dillard's department store at Frontier Mall in Cheyenne, Wyoming; a 23,000 square foot expansion to Kingston Overlook in Knoxville, Tennessee; and the first phase of a 289,305 square foot community center, Salem Crossing in Virginia Beach, Virginia.
The second phase of this project was opened subsequent to the end of the second quarter. The REIT also opened subsequent to the end of the second quarter the 43,570 square foot free-standing Regal Cinema at Strawbridge Marketplace in Virginia Beach, Virginia. The REIT also acquired in the first quarter a 122,207 square foot community center Sutton Plaza in Mt. Olive, New Jersey.

     The REIT currently has approximately 2.3 million square feet of new development under construction consisting of: Bonita Lakes Mall in Meridian, Mississippi, an approximate 631,000 square foot mall scheduled to open in October 1997; Bonita Lakes Crossing in Meridian, Mississippi, an approximate 95,000 square foot associated center scheduled to open in October 1997; Springhurst Towne Center in Louisville, Kentucky, an approximate 799,000 square foot power center scheduled to open beginning in August 1997; Courtlandt Town Center in Courtlandt, New York, an approximate 773,000 square foot power center scheduled to open beginning in October 1997; an approximate 10,000 square foot expansion to Chester Square in Richmond, Virginia; and an approximate 65,500 square foot Sterling Creek Commons in Portsmouth, Virginia.


     During the latter half of 1997, the REIT expects to start construction on the 1.0 million square foot Arbor Place Mall, in suburban Atlanta, Georgia and the 545,000 square foot Sand Lake Corners in Orlando, Florida.

     The REIT has entered into a number of option agreements for the development of future regional malls and community centers as well as contingent contracts for the purchase of certain properties. Except for these projects and as further described below, the REIT currently has no other capital commitments.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The
REIT intends to distribute approximately 80% - 90% of its funds from operations with the remaining 10% - 20% to be held as a reserve for capital expenditures and continued growth opportunities. The REIT believes that this reserve will be sufficient to cover both tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and capital expenditures which will not be reimbursed by tenants. Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the credit facilities.

     For the six months ended June 30, 1997, revenue generating capital expenditures, or tenant allowances for improvements, were $3.6 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $0.6 million for the six months ended June 30, 1997. Revenue neutral capital expenditures, which are recovered from the tenants, were $0.5 million for the six months ended June 30, 1997. The REIT also added $1.7 million to notes receivable to fund a tenant allowance on a mortgage property which will increase debt service payments to the REIT.

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


CASH FLOWS

     Cash flows provided by operating activities for the six months ended June 30, 1997 decreased by $13.5 million, or 35.3%, to $24.7 million from $38.3 million in 1996. This decrease was primarily due to the decrease in accounts payable for the six months ended June 30, 1997 of $4.0 million compared to an increase in accounts payable of $14.1 million in 1996.
This was primarily due to the timing of the payment of real estate taxes. Cash flows used in investing activities for the six months ended June 30, 1997 increased by $7.9 million, or 12.1%, to $73.0 million compared to $65.1 million in 1996. This increase was due primarily to a $5.7 million acquisition and increased investment in capital and development for the six months ended June 30, 1997 as compared to 1996. Cash flows provided by financing activities for the six months ended
June 30, 1997, increased by $19.1 million, or 67.0%, compared to 1996 primarily due to the issuance of 3 million shares of common stock in January 1997.

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the REIT as net income (loss) before depreciation of real estate assets, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the REIT's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The REIT computes FFO in accordance with The National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. However, the REIT does not include gains or losses on outparcel sales or the effect of straight-lined rents in its calculation, even though NAREIT permits their inclusion when calculating FFO.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the REIT. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income(loss) for purposes of evaluating the REIT's operating performance or to cash flow as a measure of liquidity.

     For the six months ended June 30, 1997, FFO increased by $4.9 million, or 16.2%, to $35.0 million as compared to $30.1 million for 1996. The increase in FFO was directly related to the increases in and results of operations mentioned in the three months and six months comparison mentioned above.

The REIT's calculation of FFO is as follows: (in thousands)

                                   Three Months Ended       Six Month Ended
                                        June 30,                June 30,
                                   ------------------     ------------------
                                     1997      1996         1997      1996
                                   --------  --------     --------  --------

Income from operations. . . . .    $  9,789  $  8,614     $ 19,362  $ 17,235

ADD:

Depreciation & amortization from
  consolidated properties . . .       7,922     6,202       15,610    12,351

Income from operations of
  unconsolidated affiliates . .         593       440        1,213     1,110

Depreciation & amortization from
  unconsolidated affiliates . .         255       308          656       626


Write-off of development costs
  charged to net income . . . .          15        69           42       265


SUBTRACT:

Minority investors' share of
  income from operations in
  nine properties . . . . . . .        (147)     (113)        (289)     (263)

Minority investors share of
  depreciation and amortization
  in nine properties. . . . . .        (205)     (156)        (383)     (315)

Preference return paid to
  mortgagees  . . . . . . . . .          --       (85)          --      (348)

Adjustment for straight-lining
  of rents:

  Consolidated properties . . .        (510)     (236)      (1,018)     (400)


  Unconsolidated affiliates . .          (3)       (3)         (10)      (10)


  Minority investors share of
    nine properties . . . . . .          30         7           35         9


  Depreciation and amortization
    of non-real estate assets
    and finance costs . . . . .        (119)      (65)        (213)     (129)
                                   --------  --------     --------  --------

TOTAL FUNDS FROM OPERATIONS . .    $ 17,620  $ 14,982     $ 35,005  $ 30,131
                                   ========  ========     ========  ========


     The REIT does not include gains or losses on outparcel sales (which would have added $3.4 million and $7.5 million for the six months ended June 30, 1997 and 1996, respectively) or the effect of straight-line rents (which would have added $1.0 million and $0.4 million for the six months ended June 30, 1997 and 1996, respectively) in its calculation of Funds From Operations.


IMPACT OF INFLATION

      In the last four years, inflation has not had a significant impact on the REIT or CBL because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the REIT from the impact of inflation. Such provisions include clauses enabling the REIT to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the REIT to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the REIT's exposure to increases in costs and operating expenses resulting from inflation.


NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and upon initial application, all prior-period EPS data is required to be restated.
The adoption of SFAS No. 128 will not have a material effect on the REIT's EPS amounts.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recogonized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The REIT will adopt SFAS No. 130 on January 1, 1998. The adoption of SFAS No. 130 is not expected to have a material effect.

                 PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None

ITEM 2:   Changes in Securities

          None

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matter to a Vote of Security Holders

          None

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          Reports on Form 8-K

             The following item was reported:

               The outline from the REIT's July 30, 1997 conference call with analysts and investors regarding earnings (Item 5) was filed on July 30, 1997.

                          SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CBL & ASSOCIATES PROPERTIES, INC.

                                            /c/ John N. Foy
                                    ----------------------------------
                                                John N. Foy
                                         Executive Vice President,
                                        Chief Financial Officer and
                                                 Secretary
                                        (Authorized Officer of the
                                                 Registrant,
                                      Principal Financial Officer and
                                       Principal Accounting Officer)


Date: August 14, 1997

                                EXHIBIT INDEX



      Exhibit
        No.
     ----------


        27        Financial Data Schedule