Form 10-Q
period 1997-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 1997-11-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q

==============================================================

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 1997
                                   ---------------------------

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

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes __X__    No ______
The number of shares outstanding of each of the registrants classes of common stock, as of November 12, 1997: Common Stock, par value $.01 per share, 24,049,191 shares.

              CBL & ASSOCIATES PROPERTIES, INC.

                            INDEX





PART I          FINANCIAL INFORMATION                           PAGE NUMBER

                ITEM 1:  FINANCIAL INFORMATION                       3

                CONSOLIDATED BALANCE SHEETS - AS OF
                SEPTEMBER 30, 1997 AND DECEMBER 31, 1996             4

                CONSOLIDATED STATEMENTS OF OPERATIONS -
                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                1997 AND 1996 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1997 AND 1996                    5

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                1997 AND 1996                                        6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7

                ITEM 2:  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                   9

PART II         OTHER INFORMATION

                ITEM 1:  LEGAL PROCEEDINGS                          23

                ITEM 2:  CHANGES IN SECURITIES                      23

                ITEM 3:  DEFAULTS UPON SENIOR SECURITIES            23

                ITEM 4:  SUBMISSION OF MATTERS TO HAVE A
                         VOTE OF SECURITY HOLDERS                   23

                ITEM 5:  OTHER INFORMATION                          23

                ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K           23


SIGNATURE                                                           24


               CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "REIT") December 31, 1996 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1996.

              CBL & ASSOCIATES PROPERTIES, INC.
                 CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE DATA)


                                              September 30,      December 31,
                                                  1997               1996
                                               (UNAUDITED)         (AUDITED)
                                               -----------       ------------
ASSETS

Real estate assets:
  Land . . . . . . . . . . . . . . . . . . .    $  152,961        $  119,965
  Buildings and improvements . . . . . . . .       942,470           883,683
                                                ----------        ----------
                                                 1,095,431         1,003,648
  Less: Accumulated depreciation . . . . . .      (137,407)         (114,536)
                                                ----------        ----------
                                                   958,024           889,112
  Developments in progress . . . . . . . . .       149,083            98,148
                                                ----------        ----------
  Net investment in real estate assets . . .     1,107,107           987,260

Cash and cash equivalents. . . . . . . . . .         6,202             4,298

Receivables:
  Tenant . . . . . . . . . . . . . . . . . .        11,829            11,417
  Other. . . . . . . . . . . . . . . . . . .           968             1,087

Notes receivable . . . . . . . . . . . . . .        16,638            14,858
Other assets . . . . . . . . . . . . . . . .         7,894             7,005
                                                ----------        ----------
                                                $1,150,638        $1,025,925
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage and other notes payable . . . . . .    $  643,556        $  590,295
Accounts payable and accrued liabilities . .        30,374            39,785
                                                ----------        ----------
  Total liabilities. . . . . . . . . . . . .       673,930           630,080
                                                ----------        ----------
Commitments and contingencies. . . . . . . .            __                __

Distributions and losses in excess
  of investment in unconsolidated
  affiliates . . . . . . . . . . . . . . . .         7,142             8,616
                                                ----------        ----------
Minority interest. . . . . . . . . . . . . .       128,096           114,425
                                                ----------        ----------
Shareholders' Equity:

  Preferred stock, $.01 par value, 5,000,000
    shares authorized, none issued . . . . .            __                __

  Common stock, $.01 par value, 95,000,000
    shares authorized, 24,043,890 and
    20,965,790 shares issued and outstanding
    in 1997 and 1996, respectively . . . . .           240               210

  Excess stock, $.01 par value, 100,000,000
    shares authorized, none issued . . . . .            __                __

  Additional paid - in capital . . . . . . .       359,044           293,824

  Accumulated deficit. . . . . . . . . . . .       (17,443)          (20,855)

  Deferred compensation. . . . . . . . . . .          (371)             (375)
                                                ----------        ----------
    Total shareholders' equity . . . . . . .       341,470           272,804
                                                ----------        ----------
                                                $1,150,638        $1,025,925
                                                ==========        ==========


      The accompanying notes are an integral part of these balance sheets.

               CBL & ASSOCIATES PROPERTIES, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                         (UNAUDITED)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   --------------------   --------------------
                                     1997       1996        1997        1996
                                   ---------  ---------   ---------  ---------

REVENUES:

Rentals:
   Minimum . . . . . . . . . . .    $28,726   $22,804     $83,266    $67,875
   Percentage. . . . . . . . . .        770       511       2,677      1,865
   Other . . . . . . . . . . . .        256       250         615        689

Tenant reimbursements. . . . . .     12,225    10,235      36,622     31,555

Management, development
and leasing fees . . . . . . . .        655       586       1,765      1,852

Interest and other . . . . . . .        611     1,105       1,998      3,004
                                    -------   -------     -------    -------
  Total revenues . . . . . . . .     43,243    35,491     126,943    106,840


EXPENSES:

Property operating . . . . . . .      7,568     5,721      22,038     17,424

Depreciation and amortization. .      8,029     6,232      23,639     18,583

Real estate taxes. . . . . . . .      3,515     2,756      10,450      8,258

Maintenance and repairs. . . . .      2,427     2,039       7,270      6,498

General and administrative . . .      1,849     1,869       6,352      6,208

Interest . . . . . . . . . . . .      9,146     7,754      27,081     23,249

Other. . . . . . . . . . . . . .          3       185          45        450
                                    -------   -------     -------    -------
  Total expenses . . . . . . . .     32,537    26,556      98,875     80,670

Income from operations . . . . .     10,706     8,935      30,068     26,170

Gain on sales of real
estate assets. . . . . . . . . .        774     1,411       4,156      8,890

Equity in earnings of
unconsolidated affiliates. . . .        301       430       1,514      1,540

Minority interest in
earnings:

  Operating partnership. . . . .     (3,178)   (3,044)     (9,763)   (10,971)

  Shopping center properties . .       (116)     (122)       (405)      (385)
                                    -------   -------     -------    -------
Income before extraordinary
  item . . . . . . . . . . . . .      8,487     7,610      25,570     25,244

Extraordinary loss on
  extinguishment of debt . . . .       (432)     (831)       (928)      (831)
                                    -------   -------     -------    -------
NET INCOME . . . . . . . . . . .    $ 8,055   $ 6,779     $24,642    $24,413
                                    =======   =======     =======    =======
Earnings per common share data:

  Income before extraordinary
    item . . . . . . . . . . . .    $  0.35   $  0.36     $  1.06    $  1.21

  Extraordinary loss on
    extinguishment of debt . . .    $ (0.02)  $ (0.04)    $ (0.04)   $ (0.04)

  NET INCOME . . . . . . . . . .    $  0.33   $  0.32     $  1.02    $  1.17
                                    =======   =======     =======    =======
Weighted average common &
  common equivalent shares
  outstanding. . . . . . . . . .     24,300    20,914      24,104     20,873
                                    =======   =======     =======    =======

  The accompanying notes are an integral part of these statements.

              CBL & ASSOCIATES PROPERTIES, INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS)
                         (UNAUDITED)

                                                           Nine Months
                                                       Ended September 30,
                                                      ----------------------
                                                        1997          1996
                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . .        $24,642      $24,413

Adjustments to reconcile net income to net cash provided by operating activities:

  Minority interest in earnings. . . . . . . . .         10,168       11,356

  Depreciation . . . . . . . . . . . . . . . . .         21,397       17,120

  Amortization . . . . . . . . . . . . . . . . .          2,760        1,998

  Extraordinary loss on extinguishment
    of debt. . . . . . . . . . . . . . . . . . .             62          831

  Gain on sales of real estate assets. . . . . .         (4,156)      (8,890)

  Issuance of stock under incentive plan . . . .            127          197

  Equity in earnings of unconsolidated
    affiliates . . . . . . . . . . . . . . . . .         (1,514)      (1,540)

  Amortization of deferred compensation. . . . .            239          218

  Write-off of development projects. . . . . . .             45          450

  Distribution from unconsolidated
    affiliates . . . . . . . . . . . . . . . . .          1,764        2,756

  Distributions to minority investors. . . . . .        (12,647)     (11,780)

  Changes in assets and liabilities -

      Tenant and other receivables . . . . . . .           (293)        (707)

      Other assets . . . . . . . . . . . . . . .           (769)      (1,249)

      Accounts payable and accrued expenses. . .          6,207       18,283
                                                       --------     --------
      Net cash provided by operating
        activities . . . . . . . . . . . . . . .         48,032       53,456
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Construction of real estate and land
    acquisition, net of payables . . . . . . . .       (101,280)    (105,272)

  Acquisition of real estate assets. . . . . . .        (36,207)          --

  Capitalized interest . . . . . . . . . . . . .         (4,702)      (3,559)

  Other capital expenditures . . . . . . . . . .         (6,580)      (4,850)

  Proceeds from sales of real estate
    assets . . . . . . . . . . . . . . . . . . .          8,876       23,221

  Additions to notes receivable. . . . . . . . .         (3,252)      (8,888)

  Payments received on notes receivable. . . . .          1,472          257

  Additional investments in and advances to
    unconsolidated affiliates. . . . . . . . . .         (1,724)      (1,684)
                                                       --------     --------
    Net cash used in investing activities. . . .       (143,399)    (100,775)
                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from mortgage and other notes
    payable. . . . . . . . . . . . . . . . . . .        251,540      113,132

  Principal payments on mortgage and
    other notes payable. . . . . . . . . . . . .       (198,279)     (31,534)

  Additions to deferred finance costs. . . . . .           (655)        (994)

  Refunds of finance costs . . . . . . . . . . .             --          721

  Proceeds from issuance of common stock . . . .         74,465          128

  Proceeds from exercise of stock options. . . .          1,104        1,352

  Prepayment penalties on extinguishment of
    debt . . . . . . . . . . . . . . . . . . . .           (866)          --

  Dividends paid . . . . . . . . . . . . . . . .        (30,038)     (25,822)
                                                      ---------     --------
    Net cash provided by financing activities. .         97,271       56,983
                                                      ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . .          1,904        9,664

CASH AND CASH EQUIVALENTS, beginning of
  period . . . . . . . . . . . . . . . . . . . . .        4,298        3,029
                                                      ---------     --------
CASH AND CASH EQUIVALENTS, end of period . . . . .    $   6,202     $ 12,693
                                                      =========     ========

The accompanying notes are an integral part of these statements.

              CBL & ASSOCIATES PROPERTIES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unconsolidated Affiliates

At September 30, 1997, the REIT had investments in four partnerships and joint ventures all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                     REIT's Share
                               Total For The           For The
                             Nine Months Ended     Nine Months Ended
                               September 30,         September 30,
                             ------------------   ------------------
                                1997     1996       1997      1996
                             --------  --------   --------  --------

Revenues . . . . . . . .     $ 15,977  $ 15,862   $  7,851  $  7,784
                             --------  --------   --------  --------
Depreciation and
  amortization . . . . .        2,027     1,831        992       897

Interest expense . . . .        5,680     6,232      2,785     3,055

Other operating
  expenses . . . . . . .        5,197     4,633      2,560     2,292
                             --------  --------   --------  --------
Net income before
  extraordinary item . .     $  3,073  $  3,166   $  1,514  $  1,540

Extraordinary loss on
  early extinguishment
  of debt. . . . . . . .           --    (1,750)        --      (831)
                             --------  --------   --------  --------
Net income . . . . . . .     $  3,073  $  1,416   $  1,514  $    709
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

NOTE 3 - CREDIT AGREEMENTS

In February 1997, the REIT reduced the interest rate from 137 basis points over LIBOR to 120 basis points over LIBOR and added $38 million and one additional bank to its credit facility led by First Tennessee Bank N.A., bringing the total to $80 million. In February 1997, the REIT's major line bank, Wells Fargo, reduced the pricing on its $85 million credit facility from 150 basis points over LIBOR to 125 basis points over LIBOR. In April 1997, the REIT reduced the interest rate on its $10 million credit facility with SunTrust from 125 to 110 basis points over LIBOR. The REIT's total credit facilities were $175 million with $82.0 million outstanding at September 30, 1997.

In April 1995, the REIT executed a three-year interest rate swap agreement with First Union National Bank of Tennessee which has a notional balance of $5.3 million at September 30, 1997. The effective date was March 16, 1995 and the interest rate is fixed at 8.5%. There was no fee for this transaction. Effective June 6, 1995, the REIT executed a three-year interest rate swap agreement on a notional principal amount of $50 million with NationsBank N.A. The base interest rate is fixed at 5.52%. This agreement effectively fixes $50 million of the REIT's variable rate debt at a rate no greater than 6.77%. There was no fee for this transaction. These transactions did not have a significant impact on interest expense for the nine months ended September 30, 1997.


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

     Information included herein contains "forward-looking statements" within the meaning of the federal securities laws.
Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the REIT's other filings with the Securities and Exchange Commission, including without limitation the REIT's Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference therein, for a discussion of such risks and uncertainties.


GENERAL BACKGROUND

     CBL & Associates Properties, Inc.(the "REIT") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership ( the "Operating Partnership") which includes at September 30, 1997, the operations of a portfolio of properties consisting of sixteen regional malls, ten associated centers, one power center, seventy-nine community centers, an office building, joint venture investments in three regional malls and one associated center, and income from six mortgages, ("the Properties"). The Operating Partnership also has one mall, one associated center, one power center, and two community centers currently under construction and options to acquire certain shopping center development sites as well as contingent contracts for the purchase of certain operating properties. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The REIT classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of the newly acquired Springdale Mall in Mobile, Alabama which is being redeveloped, WestGate Mall in Spartanburg, South Carolina, Turtle Creek Mall in Hattiesburg, Mississippi, and Oak Hollow Mall in High Point, North Carolina.

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

     In August 1997 the REIT acquired Spartan Plaza in Spartanburg, South Carolina, a 151,000 square foot center adjacent to our WestGate Mall in Spartanburg. The purchase price was $4.5 million which was funded from the REIT's Credit Lines. It was renamed
WestGate Crossing and it is currently being redeveloped and retenanted.

     In September 1997 the REIT acquired Springdale Mall in Mobile, Alabama. The 926,000 square foot mall is anchored by Gayfers, McRae's, and Montgomery Ward. The purchase price was $26.2 million which was funded from the REIT's Credit Lines. The mall is being redeveloped, remodeled and retenanted.

RESULTS OF OPERATIONS

     Operational highlights for the nine months ended September 30, 1997 as compared to September 30, 1996 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the fifteen Stabilized Malls in the REIT's portfolio increased by 3.46% on a comparable per square foot basis.

                                           Nine Months Ended
                                             September 30,
                                       -------------------------
                                          1997         1996
                                       -----------  ------------

          Sales per square foot         $ 163.19      $ 157.87

     Total sales volume in the mall portfolio, including New Malls, increased 18.8% to $550.3 million for the nine months ended
     September 30, 1997 from $463.4 million for the nine months ended September 30, 1996.

     Occupancy costs as a percentage of sales was 12.7% for the nine months ended September 30, 1997 and 13.9% for the nine months ended September 30, 1996 for the Stabilized Malls. Occupancy costs were 11.5%, 12.3% and 12.2% for the years ended December 31, 1996, 1995, and 1994, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

     Occupancy increased for the REIT's overall portfolio as follows:

                                             At September 30,
                                           ---------------------
                                             1997         1996
                                           --------     --------
          Stabilized malls                   89.0%        88.0%
          New malls                          87.9         87.7
          Associated centers*                83.1         99.6
          Community centers                  97.4         97.3
                                           --------     --------
          Total Portfolio                    92.6%        93.3%
                                           ========     ========

     * Total Portfolio occupancy without the redevelopment centers Springdale Mall and WestGate Crossing would have increased to 93.6%.


AVERAGE BASE RENT

     Average base rents for the REIT's three portfolio categories were as follows:

                                             At September 30,
                                           ---------------------
                                             1997         1996
                                           --------     --------

        Malls. . . . . . . . . . . . .      $ 19.02      $18.44

        Associated centers . . . . . .         9.46        8.57

        Community centers. . . . . . .         7.30        6.77


LEASE ROLLOVERS

     On spaces previously occupied, the REIT achieved the following results from rollover leasing during the nine months ended September 30, 1997, over and above the base and percentage rent paid by the previous tenant:

                                      Per Square    Per Square
                                      Foot Rent     Foot Rent    Percentage
                                    Prior Lease(1) New Lease (2)  Increase
                                    -------------- ------------- -----------

        Malls. . . . . . . . . . .    $   19.72      $   20.89       5.9%

        Associated centers . . . .        12.40          13.16       6.1%

        Community centers. . . . .         7.74           8.18       5.7%


        (1)  -    Rental achieved for spaces previously occupied at the
                  end of the lease including percentage rent.
        (2)  -    Average base rent over the term of the lease.


     For the nine months ended September 30, 1997, malls represented 72.1% of total revenues from the properties; revenues from associated centers represented 3.6%; revenues from community centers represented 20.7%; and revenues from mortgages and the office building represented 3.6%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements. The REIT's cost recovery ratio decreased to 92.1% for the nine months ended September 30, 1997 as compared to 98.0% in 1996.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 TO THE RESULTS OF OPERATIONS FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues for the three months ended September 30, 1997 increased by $7.8 million, or 21.8%, to $43.2 million as compared to $35.5 million in 1996. Of this increase, minimum rents increased by $5.9 million, or 26.0%, to $28.7 million as compared to $22.8 million in 1996, and tenant reimbursements increased by $2.0 million, or 19.4%, to $12.2 million in 1997 as compared to $10.2 million in 1996.

     Approximately $7.2 million of the increase in revenues resulted from operations at the fourteen new centers opened or acquired during the past eighteen months. These centers consist of:

CENTER                       LOCATION                        OPENING DATE
------                       --------                        ------------

Devonshire Place             Cary, North Carolina            September 1996
Kingston Overlook            Knoxville, Tennessee            November 1996
WestGate Mall                Spartanburg, South Carolina     October 1996
LaGrange Commons             LaGrange, New York              November 1996
St. Clair Square             Fairview Heights, Illinions     December 1996*
Sutton Plaza                 Mt. Olive, New Jersey           January 1997*
The Terrace                  Chattanooga, Tennessee          February 1997
Massard Crossing             Ft. Smith, Arkansas             March 1997
Hannaford Food & Drug        Richmond, Virginia              March 1997
Salem Crossing               Virginia Beach, Virginia        April 1997
Strawbridge Marketplace      Virginia Beacg, Virginia        August 1997
WestGate Crossing            Spartanburg, South Carolina     August 1997*
Springdale Mall              Mobile, Alabama                 September 1997*
Springhurst Towne Center     Louisville, Kentucky            October 1997

* Acquisition date


     Improved occupancies, operations and increased rents in the REIT's operating portfolio generated approximately $1.4 million of increased revenues offset by $0.4 million of revenues lost from three centers that were sold in 1996. The majority of these increases were generated at Hamilton Place Mall in Chattanooga, Tennessee, CoolSprings Galleria in Nashville, Tennessee, and Twin Peaks Mall in Longmont, Colorado.

     Management, leasing and development fees increased by $0.1 million to $0.7 million in the third quarter of 1997 as compared to $0.6 million in the third quarter of 1996. Interest and other revenue decreased in the third quarter of 1997 by $0.5 million or 44.7%, to $0.6 million from $1.1 million in 1996 due to the acquisition of a mortgage property.

     Property operating expense, including real estate taxes and maintenance and repairs, increased in the third quarter of 1997 by $3.0 million, or 28.5%, to $13.5 million as compared to $10.5 million in the third quarter of 1996. This increase is primarily the result of the addition of the fourteen new centers referred to above.

     Depreciation and amortization increased in the third quarter of 1997 by $1.8 million, or 28.8%, to $8.0 million as compared to $6.2 million in the third quarter of 1996. This increase is primarily the result of the addition of the fourteen new centers referred to above.

     Interest expense increased in the third quarter of 1997 by $1.4 million, or 18.0%, to $9.1 million as compared to $7.8 million in 1996. This increase is primarily due to interest on the fourteen new centers opened during the last twelve months.

     The gain on sales of real estate assets decreased in the third quarter of 1997 by $0.6 million, or 45.1%, to $0.8 million as compared to $1.4 million in 1996. The sales in the third quarter of 1997 were for outparcels at Springhurst Towne Center in Louisville, Kentucky. The sale in the third quarter of 1996 was the sale of a free-standing Lowe's Home Improvement Center in Adrian, Michigan, and the sale of land at Oak Hollow Mall in High Point, North Carolina.

     Equity in earnings of unconsolidated affiliates decreased in the third quarter of 1997 by $ 0.1 million, or 30.0%, to $0.3 million as compared to $0.4 million in 1996.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues for the nine months ended September 30, 1997 increased by $20.1 million, or 18.8%, to $126.9 million as compared to $106.8 million in 1996. Of this increase, minimum rents increased by $15.4 million, or 22.7%, to $83.3 million as compared to $67.9 million in 1996, and tenant reimbursements increased by $5.1 million, or 16.1%, to $36.6 million in 1997 as compared to $31.6 million in 1996.

     Approximately $19.2 million of the increase in revenues resulted from operations at the fourteen new centers opened or acquired during the past eighteen months. These centers are the same centers previously listed.

     Improved occupancies, operations and increased rents in the REIT's operating portfolio generated approximately $3.5 million of increased revenues offset by $1.6 million of revenues lost from three centers that were sold in 1996. The majority of these increases were generated at CoolSprings Galleria in Nashville, Tennessee, Hamilton Place Mall in Chattanooga, Tennessee and Twin Peaks Mall in Longmont, Colorado.

     Management, leasing and development fees decreased by $0.1 million to $1.8 million in the first nine months of 1997 as compared to $1.9 million in 1996. This decrease was primarily due to fewer outparcel sales commissions earned in 1997 and the REIT's acquisition in 1996 of a mortgage property which eliminated management fees. Interest and other revenue decreased by $1.0 million in 1997 to $2.0 million as compared to $3.0 million in 1996. This decrease was primarily due to the acquisition of the mortgage property.

     Property operating expense, including real estate taxes and maintenance and repairs, increased in the first nine months of 1997 by $7.6 million, or 23.5%, to $39.8 million as compared to $32.2 million in 1996. This increase is primarily the result of the addition of the fourteen new centers referred to above.

     Depreciation and amortization increased in the first nine months of 1997 by $5.1 million, or 27.2%, to $23.6 million as compared to $18.6 million in 1996. This increase is primarily the result of the addition of the fourteen new centers referred to above.

     Interest expense increased in the first nine months of 1997 by $3.8 million, or 16.5%, to $27.1 million as compared to $23.2 million in 1996. This increase is primarily the result of the addition of the fourteen new centers referred to above.

     The gain on sales of real estate assets decreased for the nine months ended September 30, 1997 by $4.7 million, or 53.3%, to $4.2 million as compared to $8.9 million in 1996. The sales in the first nine months of 1997 were in connection with anchor pad and outparcel sales at our developments at Cortlandt Town Center in Cortlandt, New York, Salem Crossing in Virginia Beach, Virginia, and Springhurst Towne Center in Louisville, Kentucky which were off-set by a loss on sale at Kingston Overlook in Knoxville, Tennessee. The sales in 1996 consisted of the sale of two free-standing Lowe's Home Improvement Centers in Benton Harbor, Michigan and Adrian, Michigan, the sale of property owned in Virginia Beach, Virginia, outparcel land at Oak Hollow Mall in High Point, North Carolina, and the sale of land at projects under development in Ft. Smith, Arkansas, Louisville, Kentucky, Virginia Beach, Virginia, and Chattanooga, Tennessee.


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

     As of November 1, 1997, the REIT had $32.1 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of November 1, 1997, the REIT had obtained revolving credit facilities totaling $175 million of which $79.0 million was available. Also, as a publicly traded company, the REIT has access to capital through both the public equity and debt markets. The REIT has filed a Shelf Registration authorizing shares of the REIT's preferred stock and common stock and warrants to purchase shares of the REIT's common stock with an aggregate public offering price of up to $200 million, with $35.8 million remaining after the REIT's follow-on and spot offerings of common stock on September 25, 1995 and January 15, 1997 respectively. The REIT at this time thinks that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the four mortgage notes payable maturing over the next five years with replacement loans.

     The REIT's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The REIT's current capital structure includes property specific mortgages, which are generally non-recourse, credit facilities, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 28.3% ownership interest in the Operating Partnership held by the REIT's executive, former executive, and senior officers which may be exchanged for approximately 9.5 million shares of common stock. Additionally, REIT executive officers and directors own approximately 1.6 million shares of the outstanding common stock of the REIT, for a combined total interest in the Operating Partnership of approximately 33.1%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 33.5 million shares of common stock with a market value of approximately $869.4 million at September 30, 1997 (based on the closing price of $25.9375 per share on September 30, 1997). REIT executive, former executive and senior officers' ownership interests had a market value of approximately $287.5 million at September 30, 1997.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the REIT owns a non-controlling interest and is accounted for under the equity method of accounting. At September 30, 1997, the REIT's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $621.8 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $41.8 million for total debt obligations of $663.6 million with a weighted average interest rate of 7.7%. Our total fixed rate debt as of September 30, 1997, was $421.7 million, with a weighted average interest rate of 8.10%. Variable rate debt accounted for $241.9 million of the total debt with a weighted average interest rate of 7.3%. Variable rate debt accounted for approximately 36.5% of the REIT's total debt and 15.8% of its total capitalization. Of this variable rate debt, $152.2 million is related to construction projects. Periodically, the REIT enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The REIT has entered into interest rate swap agreements for $55.3 million of variable rate debt at an average interest rate of 7.4% through the second quarter of 1998. Therefore, the REIT's exposure to interest rate fluctuations as of September 30, 1997 is $152.2 million on construction properties and $34.4 million on operating properties.

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

     In July, the REIT reduced the interest rate from 8.50% to 7.62% on a $7.0 million loan on Suburban Plaza in Knoxville, Tennessee and fixed the rate at 7.3% on an $11.0 million loan on The Terrace in Chattanooga, Tennessee.

     Based on the debt (including construction projects) and the market value of equity described above, the REIT's debt to total market capitalization (debt plus market value equity) ratio was 43.3% at September 30, 1997.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     During the first nine months of 1997, the REIT opened a 156,713 square foot associated center, The Terrace in Chattanooga, Tennessee; a 290,717 square foot community center, Massard Crossing in Ft. Smith, Arkansas; a 60,954 square foot free-standing Hannaford Food and Drug in Richmond, Virginia; a Dillard's department store and United Artists' 10-screen cinema at Twin Peaks Mall in Longmont, Colorado; a Dillard's department store at Frontier Mall in Cheyenne, Wyoming; a 23,000 square foot expansion to Kingston Overlook in Knoxville, Tennessee; a 289,305 square foot community center, Salem Crossing in Virginia Beach, Virginia; and a 43,570 square foot free-standing Regal Cinema at Strawbridge Marketplace in Virginia Beach, Virginia. The REIT also opened subsequent to the end of the third quarter a 798,736 square foot power center, Springhurst Towne Center in Louisville, Kentucky; a 631,555 square foot mall, Bonita Lakes Mall in Meridian, Mississippi; a 110,550 square foot associated center, Bonita Lakes Crossing in Meridian, Mississippi; and the first phase of a 772,451 square foot power center, Courtlandt Towne Center in Courtlandt, New York.

     The REIT also acquired in January a 122,207 square foot community center, Sutton Plaza in Mt. Olive, New Jersey; in June a 49% interest in a 180,000 square foot associated center, Governor's Plaza in Clarksville, Tennessee; in August a 151,489 square foot associated center, WestGate Plaza in Spartanburg, South Carolina; and in September a 926,376 square foot mall, Springdale Mall in Mobile, Alabama.

     The REIT currently has approximately 1.5 million square feet of new development under construction consisting of: an approximate 65,500 square foot community center, Sterling Creek Commons in Portsmouth, Virginia; an approximate 1.4 million square foot mall, Arbor Place in Douglasville, Georgia to open in October, 1999; and a 10,000 square foot community center Chester Square in Richmond, Virginia.

     During the last quarter of 1997, the REIT expects to start construction on the approximate 585,000 square foot power center, Sand Lake Corners in Orlando, Florida.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The REIT intends to distribute approximately 75% - 90% of its funds from operations with the remaining 10% - 25% to be held as a reserve for capital expenditures and continued growth opportunities. The REIT believes that this reserve will be sufficient to cover both tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and capital expenditures which will not be reimbursed by tenants. Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the credit facilities.

     For the nine months ended September 30, 1997, revenue generating capital expenditures, or tenant allowances for improvements, were $4.4 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $0.6 million for the nine months ended September 30, 1997. Revenue neutral capital expenditures, which are recovered from the tenants, were $2.2 million for the nine months ended September 30, 1997. The REIT also added $1.7 million to notes receivable to fund a tenant allowance on a property which the REIT has a mortgage on and which was substantially repaid subsequent to the end of the quarter.

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


CASH FLOWS

     Cash flows provided by operating activities for the nine months ended September 30, 1997 decreased by $5.4 million, or 10.1%, to $48.0 million from $53.5 million in 1996. This decrease was primarily due a smaller increase in accounts payable for the nine months ended September 30, 1997 of $6.2 million compared to a greater increase in accounts payable of $18.3 million in 1996. This was primarily due to the timing of the payment of real estate taxes. Cash flows used in investing activities for the nine months ended September 30, 1997 increased by $42.6 million, or 42.3%, to $143.4 million compared to $100.8 million in 1996. This increase was due primarily to $36.2 million of acquisitions and increased investment in capital and development for the nine months ended September 30, 1997 as compared to 1996. Cash flows provided by financing activities for the nine months ended September 30, 1997, increased by $40.3 million, or 70.7%, compared to 1996 primarily due to increased borrowings related to the development and acquisition program.


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the REIT as net income (loss) before depreciation of real estate assets, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the REIT's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The REIT computes FFO in accordance with The National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The REIT however, does not include gains or losses on outparcel sales or the effect of straight-lined rents in its calculation, even though NAREIT permits their inclusion when calculating FFO.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the REIT. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income
(loss) for purposes of evaluating the REIT's operating performance or to cash flow as a measure of liquidity.

     For the three months ended September 30, 1997, FFO increased by $3.1 million, or 20.0%, to $18.5 million as compared to $15.4 million for 1996. For the third quarter of 1997, the existing portfolio accounted for 54% of increase in FFO over the prior year period and the new properties opened and acquired in the last eighteen months accounted for 46% of the increase in FFO.

     For the nine months ended September 30, 1997, FFO increased by $7.9 million, or 17.5%, to $53.5 million as compared to $45.5 million for 1996. The existing portfolio accounted for 24% of the increase in FFO over the prior year period and the new properties opened and acquired in the last eighteen months accounted for 76% of the increase in FFO.


The REIT's calculation of FFO is as follows: (in thousands)

                                   Three Months Ended      Nine Month Ended
                                     September 30,          September 30,
                                   ------------------     ------------------
                                     1997      1996         1997      1996
                                   --------  --------     --------  --------

Income from operations. . . . .    $ 10,706  $  8,935     $ 30,068  $ 26,170

ADD:

Depreciation & amortization from
  consolidated properties . . .       8,029     6,232       23,639    18,583

Income from operations of
  unconsolidated affiliates . .         301       430        1,514     1,540

Depreciation & amortization from
  unconsolidated affiliates . .         337       271          993       897


Write-off of development costs
  charged to net income . . . .           3       185           45       450


SUBTRACT:

Minority investors' share of
  income from operations in
  nine properties . . . . . . .        (116)     (122)        (405)     (385)

Minority investors' share of
  depreciation and amortization
  in nine properties. . . . . .        (199)     (171)        (582)     (486)

Preference return paid to
  mortgagees  . . . . . . . . .          --        17           --      (331)

Adjustment for straight-lining
  of rents:

  Consolidated properties . . .        (510)     (328)      (1,528)     (728)


  Unconsolidated affiliates . .           8        14           (2)        4


  Minority investors' share of
    nine properties . . . . . .          22         3           57        12


  Depreciation and amortization
    of non-real estate assets
    and finance costs . . . . .        (107)      (65)        (320)     (194)
                                   --------  --------     --------  --------

TOTAL FUNDS FROM OPERATIONS . .    $ 18,474  $ 15,401     $ 53,479  $ 45,532
                                   ========  ========     ========  ========


      The REIT does not include gains or losses on outparcel sales (which would have added $4.2 million and $8.9 million for the nine months ended September 30, 1997 and 1996, respectively) or the effect of straight-line rents (which would have added $1.5 million and $0.7 million for the nine months ended September 30, 1997 and 1996, respectively) in its calculation of Funds From Operations.


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


NEW ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards("SFAS") No. 128, "Earnings Per Share" which establishes new standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and upon initial application, all prior-period EPS data is required to be restated. The adoption is not permitted and upon initial application, all prior-period EPS data is required to be restate. The adoption of SFAS No. 128 will not have a material effect on the REIT's EPS amounts.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The REIT will adopt SFAS No. 130 on January 1, 1998. The adoption of SFAS No. 130 is not expected to have a material effect.

      In June 1997, the FASB issued SFAS 131 "Disclosures About Segments of an Enterprise & Related Information". This statement requires that segments of a business be disclosed in interim and annual financial statement. The REIT will adopt SFAS 131 in January 1998.

                 PART II - OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

          None

ITEM 2:   CHANGES IN SECURITIES

          None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4:   SUBMISSION ON MATTER TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5:   OTHER INFORMATION

          None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          Reports on Form 8-K

             The following item was reported:

               The outline from the REIT's October 29, 1997 conference call with analysts and investors regarding earnings (Item 5) was filed on October 29, 1997.

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


Date: November 14, 1997

                                EXHIBIT INDEX



      Exhibit
        No.
     ----------


        27        Financial Data Schedule