Form 10-K
period 1997-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 1998-03-30
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the Fiscal Year Ended December 31, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from___________ to___________

                        Commission File No. 1-12494

                    CBL & ASSOCIATES PROPERTIES, INC.
          (Exact name of registrant as specified in its charter)

            Delaware                                62-1545718
 -------------------------------              -----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)


6148 Lee Highway, Suite 300
Chattanooga, Tennessee                                      37421
----------------------------------------       -----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (423) 855-0001

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each Exchange
Title of Each Class                    on which Registered
-------------------------              ------------------------
Common Stock, $.01 par                 New York Stock Exchange
value per share

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [  ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $592,830,352 based on the closing price on the New York Stock Exchange for such stock on March 20, 1998.

  As of March 20, 1998, there were 24,074,329 shares of the Registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement filed on March 27, 1998 in respect to the Annual Meeting of Stockholders to be held on April 30, 1998.

                              FORM 10-K

                          TABLE OF CONTENTS

Item No.                                                          Page

                                PART I

Item 1 Business. . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2 Properties. . . . . . . . . . . . . . . . . . . . . . . .    14
Item 3 Legal Proceedings . . . . . . . . . . . . . . . . . . . .    35
Item 4 Submission of Matters to a Vote of Security Holders . . .    35

                               PART II

Item 5 Market for Registrant's Common Equity and Related
       Shareholder Matters . . . . . . . . . . . . . . . . . . .    35
Item 6 Selected Financial Data . . . . . . . . . . . . . . . . .    37
Item 7 Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . .    38
Item 8 Financial Statements and Supplementary Data . . . . . . .    50
Item 9 Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . .    50

                               PART III

Item 10 Directors and Executive Officers of the Registrant . . .    50
Item 11 Executive Compensation . . . . . . . . . . . . . . . . .    50
Item 12 Security Ownership of Certain Beneficial Owners
        and Management. . . . . . . . . . . . . . . . . . . . . .   50
Item 13 Certain Relationships and Related Transactions . . . . .    50

                               PART IV

Item 14 Exhibits, Financial Statement Schedules and
     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    51

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION OR THE PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, Certain information contained in this Annual Report on Form 10-K is forward-looking, such as information relating to the Company's growth strategy, projects under construction, liquidity and capital resources, compliance with environmental laws and regulations, and the year 2000 compliance of the Company's computer systems. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                                PART I

ITEM 1.  BUSINESS.

FORMATION OF THE COMPANY

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

     The Company operates through its two wholly owned subsidiaries, CBL Holdings I, Inc., a Delaware corporation ("CBL Holdings I"), and CBL Holdings II, Inc., a Delaware corporation ("CBL Holdings II"). By transfers dated April 1, 1997, the Company assigned its interests in CBL & Associates Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), to CBL Holdings I and CBL Holdings II, which resulted in CBL Holdings I becoming the 2.8% sole general partner of the Operating Partnership and CBL Holdings II becoming a 69% limited partner of the Operating Partnership. The Company conducts substantially all of its business through the Operating Partnership. To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to Real Estate Investment Trusts' ("REIT's"), the Operating Partnership carries out the Company's property management and development activities through CBL & Associates Management, Inc. (the "Management Company").

     On November 3, 1993, the Company completed initial public offerings, inside and outside the United States (the "Offering"), of 15,400,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneously with the completion of the Offering, CBL transferred to the Operating Partnership substantially all of CBL's interests in its real estate properties and its management and development operations in exchange for an aggregate 35.4% limited partner interest in the Operating Partnership. CBL also acquired an additional 4.9% limited partner interest in the Operating Partnership for a cash payment of $24.4 million. Each of the partnership interests in the Operating Partnership may, at the election of its respective holder, be exchanged for shares of Common Stock of the Company, subject to certain limitations imposed by the Code. Following the Offering, the Company owned a 59.7% general partner interest in the Operating Partnership.

     The Offering and the application of proceeds therefrom, including the Operating Partnership's acquisition of certain property interests, and the contribution by CBL of property interests to the Operating Partnership, are referred to herein as the "Formation."

     In December 1993, CBL exercised its right under the Operating Partnership's partnership agreement to exchange a 4.7% limited partner interest in the Operating Partnership for 1,221,744 shares of Common Stock.

     In October 1994, the Operating Partnership exercised its option to acquire from CBL the former Phar-Mor space at Valley Crossing in Hickory, North Carolina for a value of $3,575,400. The Operating Partnership issued a .5377% limited partnership interest (190,688 share equivalents) to CBL in return for the former Phar-Mor space.

     In September 1995, the Company completed a follow-on offering of 4,163,500 shares of its Common Stock at $20.625 per share. CBL purchased 150,000 of these shares. The net proceeds of $80.7 million were used to to repay variable rate indebtedness incurred in the Company's development and acquisition program.


     In August 1996, the Company exercised its option to acquire from CBL a parcel of land for the recently constructed Just for Feet on the periphery of Hamilton Place Mall in Chattanooga, Tennessee for a value of $780,053. The Operating Partnership issued a .0798% limited partner interest (34,246 share equivalents) to CBL in return for the parcel.

     In January 1997, the Company completed a follow-on offering of 3,000,000 shares of its Common Stock at $26.125 per share. CBL purchased 55,000 of those shares as part of the offering. The net proceeds of $74.3 million, were used to repay variable rate indebtedness incurred in the Company's development and acquisition program.

     In March 1997, the Company purchased from CBL a parcel of land for additional parking for the expansion and addition of Dillard's to Twin Peaks Mall in Longmont, Colorado for a value of $59,994. The Operating Partnership issued a .0057% limited partner interest (2,424 share equivalents) to CBL in return for the parcel.

     In June 1997, the Company purchased from CBL a 49% general partnership interest in Governor's Plaza in Clarksville, Tennessee for a value of $1,512,976. The Operating Partnership issued a .1349% limited partner interest (65,426 share equivalents) to CBL in return for the partnership interest.

     After giving effect to the above transactions, CBL holds a 28.25% limited partner interest in the Operating Partnership, and the Company holds a 71.75% general partner interest in the Operating Partnership. In addition, CBL holds approximately 1.7 million of the outstanding shares of Common Stock for a total ownership share of 33.18%.


GENERAL

     The Company owns interests in a portfolio of properties, consisting of 22 enclosed regional malls (the "Malls"), 12 associated centers (the "Associated Centers"), each of which is part of a regional shopping mall complex, and 81 independent community and neighborhood shopping centers (the "Community Centers"). Except for five Malls, one Associated Center and two Community Centers which were acquired from third parties, each of these properties was developed by CBL or the Company.

     Additionally, the Company owns one Mall, one Associated Center, one power center and two neighborhood shopping centers currently under construction (the "Construction Properties"). The Company also owns options to acquire certain shopping center development sites (the "Development Properties").

     The Company also holds mortgages (the "Mortgages") on community and neighborhood shopping centers owned by non-CBL affiliates. The Mortgages were granted in connection with sales by CBL of certain properties previously developed by CBL. The Company also owns an interest in a three-story office building in Chattanooga, Tennessee, a portion of which serves as the Company's headquarters (the "Office Building"). The Malls, Associated Centers, Community Centers, Construction Properties, Development Properties, Mortgages and Office Building are collectively referred to herein as the "Properties" and individually as a "Property".

     The Company has also entered into standby purchase agreements with third-party developers for the construction, development and potential ownership of two community and neighborhood centers in Georgia and Texas (the "Co-Development Projects"). The developers have utilized these standby purchase agreements as additional security for their lenders to fund the construction of the Co-Development Projects. The standby purchase agreements for each of the Co-Development Projects require the Company to purchase the related Co-Development Project upon such Co-Development Project meeting certain completion requirements and rental levels. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. In addition to the standby purchase agreements, the Company has extended secured credit to two of these developers to cover pre-development costs.

     The Company and the Operating Partnership generally own a 100% interest in the Properties. With two exceptions, where the Company and the Operating Partnership own less than a 100% interest in a Property, the Operating Partnership is the sole general partner, managing general partner or managing member of the property partnership or limited liability company which owns such Property (each, a "Property Partnership"). For one Mall and its Associated Center, affiliates of the Operating Partnership are non-managing general partners in the two Property Partnerships owning those Properties.

     For a full description of the Properties, see Item 2 -- "Properties."

     The Company's executive offices are located at 6148 Lee Highway, Suite 300, Chattanooga, Tennessee 37421-6511. The telephone number at this address is (423) 855-0001.

MANAGEMENT AND OPERATION OF PROPERTIES

     MANAGEMENT COMPANY

     The Company is self-managed and self-administered. To comply with certain technical requirements of the Code, the Operating Partnership carries out the Company's property management and development activities through the Management Company.

     The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company. The remaining 95% of the common stock is held by Charles Lebovitz, his family and his associates. Substantially all of CBL's asset management, property management and leasing and development operations, including CBL's executive, property, financial, legal and administrative personnel, were transferred to the Management Company as part of the Formation. The Management Company manages all of the Properties (except for Governor's Square and Governor's Plaza -- see below) pursuant to a management agreement that may be terminated at any time by the Operating Partnership upon 30 days written notice. In addition, the Management Company manages certain properties owned by CBL that were not transferred to the Company in the Formation as well as certain shopping centers owned by non-CBL affiliates. Through its ownership of the Management Company's preferred stock, the Operating Partnership enjoys substantially all of the economic benefits of the Management Company's business. Pursuant to requirements set forth in the Management Company's Amended and Restated Certificate of Incorporation, a majority of the Management Company's board of directors are required to be independent of CBL. From November 1993 to the current date, the board of directors of the Management Company has consisted of the same individuals as the Company's board of directors, including the four independent directors.

     ON-SITE MANAGEMENT

     The on-site property management functions at the Malls include leasing, management, data processing, rent collection, project bookkeeping, budgeting, marketing, and promotion. Each Mall, for itself and its Associated Centers, has an on-site property manager who oversees the on-site staff and an on-site marketing director who oversees the marketing program for that mall. District managers, most of whom are located at the Company's headquarters, oversee the leasing and operations at a majority of the Community Centers. The on-site Mall managers are experienced managers with training in mall management.

     Virtually all operating activities of the Company are supported by a computer software system which is designed to provide management with operating data necessary to make informed business decisions on a timely basis. During 1994, the Company implemented a new management information system which included hardware and software. During 1997, the Company implemented a wide area network enabling instantaneous company-wide e-mail and enhanced data communications on its accounting system. The accounting software was also upgraded during 1997 to enhance support and dependability. In the first quarter of 1998, the Company completed a hardware upgrade to the accounting system and is developing a web site to publish integrated information on the world wide web. These systems were developed to more efficiently assist management in efforts to maintain management quality, enhance investor relations and communications, and enhance tenant relations while minimizing operating expenses. Retail sales analysis, leasing information, budget controls, accounts receivable/payable, operating expense variance reports and income analysis are continually available to management. Through these systems management also has available information that facilitates the development and monitoring of budgets and other relevant information. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues.


     An affiliate of the Management Company also leases certain equipment, such as furniture, computers and vehicles, to Property Partnerships for use at the Malls. During a portion of 1997, security, maintenance and cleaning services at most of the Malls were provided by a company
(ERMC, L.P.) in which certain executive officers of the Company had an interest. In February 1997, substantially all of the assets of ERMC, L.P. were sold to a third party MManTec, Inc. ("MManTec") not affiliated with CBL or any of the Company's executive officers. MManTec continues to operate security services under the name of ERMC, L.P. and owes a note payable to ERMC, L.P.

     Management pursues periodic preventative maintenance programs, which encompass paving, roofing, HVAC and general improvements to the Properties' common areas. The on-site property managers oversee all such work in accordance with approved budgets with the cordination of and reporting to management.

     GOVERNOR'S SQUARE

     Governor's Square and Governor's Plaza are the only Properties in the Company's portfolio in which the Company is not the sole general partner or managing general partner. Governor's Square is owned by a Property Partnership, the managing general partner of which is a non-CBL affiliate which owns a 47.5% interest in the Mall. The Company is a non-managing general partner of Governor's Plaza. Although the managing general partner of this partnership controls the timing of distributions of cash flow, the Company's approval is required for certain major decisions, including permanent financing, refinancing and sale of all or substantially all of the partnership's assets. Property management services, including accounting, auditing, maintenance, promotional programs, leasing, collection and insurance, are performed by a property manager affiliated with the non-CBL managing general partner for which such property manager receives a fee.

EMPLOYEES

     The Company, through the Management Company, currently employs approximately 286 full time and 106 part time persons. None of these employees is currently represented by any union. The Company does not have any employees other than its statutory officers.

ENVIRONMENTAL MATTERS

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of petroleum, certain hazardous or toxic substances on, under or in such real estate. Such laws typically impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain laws also impose requirements on conditions and activities that may affect the environment or the impact of the environment on human health. Failure to comply with such requirements could result in the imposition of monetary penalties (in addition to the costs to achieve compliance) and potential liabilities to third parties. Among other things, certain laws require abatement or removal of friable and certain non-friable asbestos-containing materials ("ACMs") in the event of demolition or certain renovations or remodeling. Certain laws regarding ACMs require building owners and lessees, among other things, to notify and train certain employees working in areas known or presumed to contain ACMs. Certain laws also impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with ACMs. In connection with its ownership and operation of the Properties, the Company, the Operating Partnership or the relevant Property Partnership, as the case may be, may be potentially liable for such costs or claims.


     All of the Properties (but not properties for which the Company holds an option to purchase but does not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments within approximately the last six years. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the Property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were, or, with respect to one Property, will be undertaken. At certain Properties, where warranted by the conditions, the Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to ACMs. The costs associated with the development and implementation for such programs were not material.

     Although there can be no assurances that such environmental liability does not exist, none of the environmental assessments have identified and the Company is not aware of any environmental liability with respect to the properties in which the Company or the Operating Partnership has or had an interest (whether as an owner or operator) that the Company believes would have a material adverse effect on the Company's financial condition, results of operations or cash flows. Nevertheless, it is possible that the environmental assessments available to the Company do not reveal all potential environmental liabilities, that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the relevant Property Partnership. The existence of any such environmental liability could have an adverse effect on the Company's results of operations, cash flow and the funds available to the Company to pay dividends.

     The Company has not recorded in its financial statements any material liability in connection with environmental matters.

GENERAL RISKS OF THE COMPANY'S BUSINESS

     General Factors Affecting Investments in Shopping Center Properties and Effect of Economic and Real Estate Conditions

     A shopping center's revenues and value may be adversely affected by a number of factors, including: the national and regional economic climates; local real estate conditions (such as an oversupply of retail space); perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center; and the willingness and ability of the shopping center's owner to provide capable management and maintenance services. In addition, other factors may adversely affect a shopping center's value without affecting its current revenues, including: changes in governmental regulations, zoning or tax laws; potential environmental or other legal liabilities; availability of financing; and changes in interest rate levels. There are numerous shopping facilities that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face continued competition from discount shopping centers, outlet malls, wholesale clubs, direct mail, telemarketing, television shopping networks and, most recently, shopping via the Internet.
Competition could adversely affect the Operating Partnership's revenues and funds available for distribution to partners, which in turn will affect the Company's revenues and funds available for distribution to stockholders.

     Geographic Concentration

    The Properties are located principally in the southeastern United States in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Seventeen Malls, eleven Associated Centers, sixty-four Community Centers and the Office Building are located in these states. The Company's results of operations and funds available for distribution to stockholders therefore will be subject generally to economic conditions in the southeastern United States. As of December 31, 1997, the Properties located in the southeastern United States accounted for 54.7% of the Company's total assets, and provided 71.3% of the Company's total revenues for the year ended December 31, 1997.

     Third Party Interests In Certain Properties

    The Operating Partnership owns partial interests in six Malls, five Associated Centers, one Community Center and the Office Building. The Operating Partnership or an affiliate of the Company is the managing general partner of the Property Partnerships that own such Properties, except for the Governor's Square Mall and its Associated Center, Governor's Plaza, in which affiliates of the Operating Partnership are non-managing general partners.

    Where the Operating Partnership serves as managing general partner of Property Partnerships, it may have certain fiduciary responsibilities to the other partners in those partnerships. In certain cases, the approval or consent of the other partners is required before the Operating Partnership may sell, finance, expand or make other significant changes in the operations of such Properties. To the extent such approvals or consents are required, the Operating Partnership may experience difficulty in, or may be prevented from implementing its plans with respect to expansion, development, financing or other similar transactions with respect to such Properties.

    With respect to Governor's Square and Governor's Plaza, the Operating Partnership does not have day-to-day operational control or control over certain major decisions, including the timing and amount of distributions and decisions relating to sales, expansions and financings, which could result in decisions by the managing general partner that do not fully reflect the interests of the Company, including decisions relating to the standards that the Company is required to satisfy in order to maintain its status as a real estate investment trust for tax purposes.

     Dependence on Significant Properties

     Hamilton Place and Coolsprings Galleria accounted for approximately 8.0% and 8.0%, respectively, of total revenues of the Company for the period ended December 31, 1997. The Company's financial position and results of operations will therefore be disproportionately affected by the results experienced at these Properties.

     Dependence on Key Tenants

    The Limited Inc. stores (including Intimate Brands) maintains 77 Mall stores and in the year ended December 31, 1997 accounted for approximately 8.0% of total revenues of the Company. Food Lion serves as an anchor tenant in 37 of the Community Centers and in one Associated Center. In the year ended December 31, 1997, Food Lion accounted for approximately 4.4% of total revenues of the Company, Food Lion is a publicly traded North Carolina-based operator of supermarkets. The loss or bankruptcy of any of these or other key tenants could negatively affect the Company's financial position and results from operations.

THE COMPANY'S STRATEGY FOR GROWTH

    Management believes that per share growth in the Company's Funds from Operations, as defined below, is one of the key factors in enhancing shareholder value. Management also believes that Funds from Operations is a widely used measure of the operating performance of REITs, and its consistent determination in accordance with generally accepted accounting principles ("GAAP") provides a relevant basis for comparison among REITs. It is the objective of the Company's management to achieve growth in Funds from Operations through the aggressive management of the Company's existing Properties, the expansion and renovation of existing Properties, the development of new properties, and select acquisitions. Funds from Operations can also be affected by external factors, such as inflation, fluctuations in interest rates or changes in general economic conditions, which are beyond the control of the Company's management.

    "Funds from Operations" is defined by the Company as GAAP net income
(loss) before property depreciation, other non-cash items (consisting of the effect of straight-lining of rents), gains or losses on sales of real estate and gains or losses on investments in marketable securities. Funds from Operations also includes the Company's share of Funds from Operations from unconsolidated affiliates but minority investors' interests are excluded from Funds from Operations. The Company complies with the National Association of Real Estate Investment Trust's ("NAREIT") revised definition of Funds from Operations by not adding back to income from operations depreciation and amortization of finance costs and non-real estate assets. The Company continues to exclude outparcel sales and the effect of straight-line rents from its Funds from Operations calculation, even though the revised definition allows the inclusion of such items. Funds from Operations is a non-GAAP statement and does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered an alternative to net income (loss) for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

    The Company classifies its regional malls into two categories - stabilized malls ("Stabilized Malls") which have completed their initial lease-up and new malls ("New Malls") which are in their initial lease-up phase. At year end the New Mall category was comprised of WestGate Mall in Spartanburg, South Carolina which was renovated and expanded and reopened in October 1996; Turtle Creek Mall in Hattiesburg, Mississippi which opened partially in October 1994 and the remainder in March 1995 ("Phase II"); Oak Hollow Mall in High Point, North Carolina which opened in August 1995; Springdale Mall in Mobile, Alabama which was acquired in September 1997 and which is being redeveloped and retenanted; and Bonita Lakes Mall in Meridian, Mississippi which opened in October 1997.


    Specifically, the Company has implemented its objective of growing its Funds from Operations and will continue to do so by:

     bullet Maximizing the cash flow from its existing portfolio of Malls, Associated Centers and Community Centers, and other retail complexes through aggressive leasing, management, and marketing, including:

               - an active leasing strategy which seeks to increase occupancy. At December 31, 1997, the occupancy at the Stabilized Malls, New Malls, Associated Centers, and Community Centers was 91.7%, 89.2%, 83.3%, and 97.6%,
                   respectively, as compared to occupancies of 89.0%, 87.7%, 99.6%, and 97.2%, respectively, at December 31, 1996;

               - expanded merchandising, marketing and promotional activities, with the goal of enhancing tenant sales and thereby increasing percentage rents. Mall store sales per square foot for the year ended December 31, 1997 were 4.7% higher at the Stabilized Malls than for the year ended December 31, 1996;

               - increased base rents as tenant leases expire, renegotiation of leases and negotiation of terminations of leases of under performing retailers. At December 31, 1997 average base rents per square foot at the Malls, Associated Centers, and Community Centers was $19.33, $9.43, and $7.42, respectively, as compared to average base rents per square foot of $19.64, $8.59, and $6.94, respectively, at December 31, 1996;

               - control of operating costs. Occupancy costs as a percentage of sales at the Stabilized Malls decreased to 11.2% for the year ended December 31, 1997 as compared to 11.5% for the year ended December 31, 1996 (excluding St. Clair Square and Foothills Mall from 1996).

     bullet Expanding and renovating existing properties to maintain their competitive position.

               Most of the Malls were designed to allow for expansion and growth through the addition of new department stores or other large retail stores as anchors ("Anchors"). Seventeen of the twenty-two Malls have undergone expansion or renovation since their opening, and all of the Malls have been either built or renovated in the last 10 years or are in the process of being renovated. Two of the Malls had available Anchor pads at December 31, 1997. Eighteen existing Anchors at ten Malls have expansion potential at their existing stores. During
               1997, the Company completed the renovation and expansion of Foothills Mall in Maryville, Tennessee and the addition of a Dillard's department store to both Twin Peaks Mall in Longmont, Colorado and Frontier Mall in Cheyenne, Wyoming.
               The Company is presently renovating Hamilton Place Mall in Chattanooga, Tennessee to be completed in 1998 and plans to renovate Governor's Square in Clarksville, Tennessee beginning later in 1998. The Company also plans to expand Lakeshore Mall in Sebring, Flordia in 1999 by adding a fifth department store.


               In the Community Center and Associated Center portfolios, the Company renovated four Community Centers and expanded one Community Center and one Associated center in 1997. In 1998, the Company plans to renovate for seven Community Centers and expand one Mall, one Associated Center and one Community Center.

     bullet Developing new retail properties with profitable returns on capital, leading to growth for the future.

          In 1997, the Company opened one Mall, two Associated Centers, two power centers, and four Community Centers. Summary information concerning these properties is set forth below.

                   SUMMARY INFORMATION CONCERNING PROPERTIES
                OPENED DURING THE YEAR ENDED DECEMBER 31, 1997

                                        Anchor       Non-
Name of Center/            Total        GLA          Anchor       Percentage    Opening
Location                   GLA(1)       (2)          GLA          Leased(3)     Date              Anchors
________________________   _________    _________    _________    __________    _____________     _________________________
MALLS
Bonita Lakes Mall            631,555      449,447      182,108         86%      October 1997      Dillards(4), McRae's(4)
  Meridian, MS                                                                                    JCPenney, Sears(4),
                                                                                                  Goody's

POWER CENTERS
Springhurst Towne Center     798,736      649,317      149,419         86%      July 1997/July    Meijer(4), Books-A-Million,
  Louisville, KY                                                                  1998              Target(4), Kohls', Party
                                                                                                  Source, Cinemark, Gap,
                                                                                                  Old Navy, TJ Maxx, Kitchen
                                                                                                  & Company

Cortlandt Town Center        772,451      575,749      196,702         94%       October 1997/    Home Depot(4), HomePlace,
  Cortland, NY                                                                     Sept. 1998        Wal*Mart, Barnes & Noble,
                                                                                                  Marshals, A & P, United
                                                                                                  Artist, Office Max, PetsMart

ASSOCIATED CENTERS
Bonita Lakes Crossing        110,524       96,811        13,713        29%       October 1997     Books-A-Million
  Meridian, MS

The Terrace                  156,317      156,317             0       100%       March 1997/      Circuit City(4), HomePlace,
  Chattanooga,  TN                                                               April 1997       Barns & Noble, Gap Old Navy,
                                                                                                  Staples


COMMUNITY CENTERS
Massard Crossing             290,717      260,057        30,660       100%       March 1997       Wal*Mart(4), Goody's,
  Fort Smith, AR                                                                                  TJ Maxx

Salem Crossing               289,305      251,892        37,413        98%       April 1997/      Hannaford Bros., Wal*Mart
  Virginia Beach, VA                                                             May 1997

Northpark Center              62,500       62,500             0       100%       March 1997       Hannaford Bros.
  Richmond, VA

Strabridge Market Place       43,570       43,570             0       100%       August 1997      Regal Cinemas
Virginia Beach, VA
                           _________    _________    _________

TOTAL PROPERTIES OPENED    3,155,675    2,545,660      610,015
                           =========    =========    =========

---------------------------
   (1)   Gross Leasable Area ("GLA") includes total square footage of Anchors (whether owned or leased by Anchor)
         and Mall stores or shops.

   (2)   Includes total square footage of Anchors (whether owned or leased by the Anchor).

   (3)   Percentage leased for malls does not include Anchors GLA.  For the Community Centers , Associated Centers,
          and power centers, percentage leased includes non-Anchor GLA and leased Anchor GLA.

   (4)   Owned by Anchor.

          The Company currently has one Mall, one Associated Centers, one power centers, and two Community Centers under construction. These properties will add approximately 1,900,000 square feet to the Company's portfolio at opening and are all scheduled to open during 1998 or 1999.

        SUMMARY INFORMATION CONCERNING CONSTRUCTION PROPERTIES
                         AS OF MARCH 15, 1998

                                                            Ownership
                                                            by Company
                                    Anchor      Non-        and          Percentage
Name of Center/         Total       GLA         Anchor      Operating    Pre-Leased and  Projected
Location                GLA(1)      (2)         GLA         Partnership  Committed(3)    Openings     Anchors
-------------------     ----------  ----------  ----------  -----------  --------------  -----------  ----------------------
MALLS
Arbor Place Mall        1,184,279     744,138     440,141       100%            63%       Fall 1999   Dillard's(4), Uptons(4),
  Douglasville, GA                                                                                    Sears(4), Regal Cinemas

ASSOCIATED CENTERS
The Landing               163,126     111,976      51,150       100%             0%       Fall 1999   Circuit City(4)
  Douglasville, GA

POWER CENTERS
Sand Lake Corners         594,223     491,133     103,090       100%            27%       April 1999  Lowe's(4), Wal*Mart(4),
  Orlando, FL                                                                                         Bealls, PestMart

COMMUNITY CENTERS
Sterling Creek Commons     65,500      55,500      10,000       100%            85%       June 1998   Hannaford Bros.
  Portsmouth, VA

Fiddler's Run             203,926     170,769      33,157       100%            61%       March 1999  Goody's, JCPenney, Belk,
  Morganton, NC                                                                                       Food Lion
                        ----------   ---------   ---------
TOTAL CONSTRUCTION
   PROPERTIES           2,211,054   1,573,516     637,538
                        ==========  ==========  ==========

  (1) Includes total square footage of Anchors (whether owned or leased by the Anchor) and mall stores or shops after each projects final phase is complete.
  (2) Includes total square footage of Anchors (whether owned or leased by the Anchor).
  (3) Percentage leased and committed for Malls does not include Anchor GLA. For the Community Centers, Associated Centers, and power centers, percentage leased and committed includes non-Anchor GLA and leased Anchor GLA.
  (4)    Owned by Anchor.


          In addition to the Construction Properties, the Company is pursuing the development of a number of sites which the Company believes are viable for future development as malls and community and neighborhood shopping centers. Regional mall development sites are being pursued in Alabama, Georgia and South Carolina and community shopping center sites are being pursued in Connecticut, Florida, Kentucky, Missouri, New York, Tennessee and Virginia.

          In general, the Company seeks out development opportunities in middle-market trade areas that it believes are under-serviced by existing retail facilities, have demonstrated improving demographic trends or otherwise afford an opportunity for effective market penetration and competitive presence.

bullet Acquiring existing retail properties where cash flow can be enhanced by improved management, leasing, redevelopment and expansion.

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

          In January 1997, the Company purchased Sutton Plaza, a community center located in Mount Olive, New Jersey for $5.7 million, which was funded from the Company's credit lines. This
          122,000 square foot community center is 100% leased and is anchored by A&P and Ames. The Company plans to expand the center during 1998.

          In August 1997, the Company acquired Spartan Plaza in Spartanburg, South Carolina, a 151,000 square foot Associated Center adjacent to the Company's WestGate Mall. The purchase price of this property was $4.5 million, which was funded from the Company's credit lines. It was renamed WestGate Crossing and it is currently being redeveloped and retenanted.

          In September 1997, the Company acquired Springdale Mall in Mobile, Alabama. The 926,000 square foot mall is anchored by Gayfers, McRae's, and Montgomery Ward. The purchase price was $26.2 million which was funded by a $20 million acquisition loan with the balance funded from the Company's credit lines. This Mall is being redeveloped, remodeled, retenanted and expanded.

          On January 2, 1998, the Company purchased the 823,916 square foot Asheville Mall in Asheville, North Carolina for $65 million, which was funded by a $48.9 million acquisition loan with the balance funded from the Company's credit lines.

          On January 30, 1998, the Company purchased the 1,078,568 square foot Burnsville Center in Burnsville (Minneapolis), Minnesota for $81 million which was funded by a $60.8 million acquisition loan with the balance funded from the Company's credit lines.

RISKS ASSOCIATED WITH THE COMPANY'S GROWTH STRATEGY

    In connection with the implementation of this growth strategy, the Company and the Operating Partnership will incur various risks including the risk that development or expansion opportunities explored by the Company and the Operating Partnership may be abandoned; the risk that construction costs of aproject may exceed original estimates, possibly making the project not profitable; the risk that the Company and the Operating Partnership may not be able to refinance construction loans which are generally with full recourse to the Company and the Operating Partnership; the risk that occupancy rates and rents at a completed project will not meet projections, and will therefore be insufficient to make the project profitable; and the need for anchor, mortgage lender and property partner approvals for certain expansion activities. In the event of an unsuccessful development project, the Company's and the Operating Partnership's loss could exceed its investment in the project.

    The Company has in the past elected not to proceed with certain development projects and anticipates that it will do so again from time to time in the future. If the Company elects not to proceed with a development opportunity, the development costs associated therewith ordinarily will be charged against income for the then-current period. Any such charge could have a material adverse effect on the Company's results of operations for the period in which the charge is taken.

COMPETITION

    There are numerous shopping facilities that compete with the Properties in attracting retailers to lease space. In addition, retailers at the Properties face continued competition from discount shopping centers, outlet malls, wholesale clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition could adversely affect the Operating Partnership's revenues and funds available for distributions to partners, which in turn will affect the Company's revenues and funds available for distribution to stockholders.

SEASONALITY

    The Company's business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The Malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.

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


ITEM 2.  PROPERTIES.

MALLS

    Each of the Malls is an enclosed regional shopping complex. Each Mall generally has at least three Anchors which own or lease their stores and numerous non-anchor stores with GLA less than 30,000 square feet ("Mall Stores"), most of which are national or regional retailers, located along enclosed malls connecting the Anchors. At most of the Malls, additional freestanding restaurants and retail stores are located on the periphery of the Mall complex. These freestanding stores are, in most cases, owned by their occupants. Eight of the Mall complexes include one or more Associated Centers.

    The total GLA of the 22 Malls is approximately 16.1 million square feet or an average GLA of approximately 733,000 square feet per Mall. Mall store GLA is 3,503,490 square feet at December 31, 1997. The Stabilized Mall occupancy was 91.7% at December 31, 1997 (94.6% including leased Anchor GLA). The Company wholly owns all but six of its Malls and manages all but one of them.

    In the years ended December 31, 1995, 1996 and 1997, Mall revenues represented approximately 72.5%, 72.8% and 72.9%, respectively, of total revenues from the Company's Properties.

    Mall stores in the Stabilized Malls ("Stabilized Mall Stores") occupancy increased from 89.0% at December 31, 1996, to 91.7% at December 31, 1997. St. Clair Square and Foothills Mall, which were acquired during 1996, were included in the Stabilized Mall category at December 31, 1996.

    In the years ended December 31, 1995, 1996 and 1997, average Stabilized Mall Store sales per square foot were approximately $237, $240 and $251, respectively (computed using a monthly weighted average). Average Stabilized Mall Store sales per square foot increased by 4.7% for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

    Average base rent per square foot at the Mall Stores decreased from $19.64 at December 31, 1996 to $18.98 at December 31, 1997. Average base rents decreased in the Mall Stores during 1997 due to the fact that several higher quality, larger space tenants leased space during the year. The revenue increases from increases in occupancy have more than made up for any reduction in revenues from average base rents going forward.

    Occupancy costs as a percentage of sales for tenants in the Stabilized Malls (excluding St. Clair Square and Foothills Mall from 1995 and 1996) were 12.3%, 11.7% and 11.2% for the years 1995, 1996, and 1997, respectively.

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

    The two largest revenue-producing Malls are Hamilton Place and CoolSprings Galleria. Hamilton Place is located on a 187-acre site in Chattanooga, Tennessee and represented, as of December 31, 1997, 4.67% of the Properties' total GLA, 5.48% of total Mall Store GLA and 8.0% of total revenues from the Company's Properties. CoolSprings Galleria is located on a 148-acre site in metropolitan Nashville, Tennessee and represented, as of December 31, 1997, 4.55% of the Properties' total GLA, 5.59% of total Mall Store GLA and 8.0% of total revenues from the Company's Properties.

    Seventeen of the twenty-two Malls have undergone an expansion or remodeling since their opening, and all but one of the Malls have either been built or renovated in the last 10 years or are in the process of being renovated, including the renovation of Hamilton Place and a redevelopment and expansion of Springdale Mall. The Company plans to renovate Governor's Square beginning later in 1998 and plans to expand Lakeshore Mall in 1999 by adding a fifth department store. Two of the Malls have available Anchor pads providing expansion potential totaling approximately 205,700 buildable square feet at December 31, 1997. Eighteen existing Anchors at ten Malls have aggregate expansion potential at their existing stores of approximately 473,000 buildable square feet.

    With the exception of WestGate Mall, St. Clair Square and Springdale Mall which were acquired by the Company in March 1995, November, 1996 and September 1997, respectively, each of the Malls was developed by the Company. The land underlying the Malls is owned in fee in all cases, except for Walnut Square, WestGate Mall, St. Clair Square, and Bonita Lakes MAll which are each subject to long-term ground leases for all or a portion of the land underlying these Malls.

    The table on the following page sets forth certain information for each of the Malls as of December 31, 1997 and includes Asheville Mall and Burnsville Center, which were acquired in January 1998.


                                                                         Mall
                              Year      Ownership by           Total     Store     Percentage
                              Most      Company and            Mall      Sales per Mall Store                              Fee or
                      Year of Recent    Operating    Total     Store     Square    GLA                           Anchor    Ground
Name of Mall/Location Opening Expansion Partnership  GLA(1)    GLA(2)    Foot(3)   Leased(4)  Anchors            Vacancies Lease
--------------------- ------- --------- ------------ --------- --------- --------- ---------- ------------------ --------- -------
NEW MALLS
Bonita Lakes Mall       1997      N/A        100%      631,555   182,108  $ 93(15)     86%    Goody's, Dillard's,   None    Ground
  Meridian, MS                                                                                JCPenney, Sears,              Leased
                                                                                              MaRae's                       (14)

Oak Hollow Mall         1995      N/A         75%      829,194   252,366   223         87%    Goody's, JCPenney,    None    Fee
  High Point, NC                                                                              Belk-Beck, Sears,
                                                                                              Dillard's

Springdale Mall         1960(7)   N/A        100%      926,376   325,031   218         84%    Gayfers, Montgomery   None    Fee
  Mobile, AL                                                                                  Ward, McRae's

Turtle Creek Mall       1994     1995        100%      846,234   223,140   263         98%    JCPenney, Sears,      None    Fee
  Hattiesburg, MS                                                                             Dillard's, Gayfers,
                                                                                              Goody's, McRae's

WestGate Mall           1975     1996        100%    1,100,575   276,461   272         91%    Belk-Hudson,          None    Fee/
  Spartanburg, SC                                    --------- ---------              ----    JCPenney, Dillard's,          Ground
                                                                                              Sears, Upton's,               Lease
                                                                                              JB White                      (5)

              TOTAL NEW MALLS                        4,333,934 1,259,106               89%
                                                     ========= =========              ====

STABILIZED MALLS

Asheville Mall          1972(8)  1994        100%      823,916   260,581  $272         99%    Dillard's, Montgomery  None   Fee
  Asheville, NC                                                                               Ward, JCPenney, Sears,
                                                                                              Belk

Burnsville Center       1977(12)  N/A        100%    1,078,568   417,525   281         93%    Mervyn's, Dayton's,    None   Fee
  Burnsville, MN                                                                              JCPenney, Sears

College Square          1988     1993        100%      460,463   157,594   213         86%    JCPenney, Sears,       None   Fee
  Morristown, TN                                                                                  Wal*Mart, Goody's,
                                                                                              Proffit's

CoolSpring Galleria     1991     1994        100%    1,130,597   375,582   299         94%    Castner-Knott,         None   Fee
  Nashville, TN                                                                              Dillard's, Sears,
                                                                                              JCPenney, Parisian

Foothills Mall          1983(6)  1997         95%      476,768   180,072   190         89%    Sears, JCPenney,       None   Fee
  Maryville, TN                                                                               Goody's,  Proffitt's,
                                                                                              Proffitt's II


Frontier Mall           1981     1983        100%      523,004   202,417   184         85%    Dillard's, JCPenney,   None   Fee
  Cheyenne, WY                                                                                Joslins, Sears


Georgia Square          1981      N/A        100%      680,135   258,581   217         96%    Belk, JCPenney,        None   Fee
Athens, GA                                                                                  Macy's, Sears


Governor's Square       1986     1994         48%      692,320   271,319   225         94%    JCPenney, Parks-       None   Fee
  Clarksville, TN                                                                             Belk, Sears,
                                                                                              Dillard's, Goody's


Hamilton Place          1987     1992         90%    1,159,636   367,988   322         97%    Belk, Parisian,        None   Fee
  Chattanooga, TN                                                                             Proffitt's I,
                                                                                              Proffitt's II,
                                                                                              Sears, JCPenney

Lakeshore Mall          1992      N/A        100%      408,534   153,062   184         79%    Kmart, Belk-Lindsey,   None   Fee
  Sebring, FL                                                                                 JCPenney, Beall's (9)


Madison Square          1984     1985         50%      933,845   300,025   301         98%    Castner Knott,         None   Fee
  Huntsville, AL                                                                              JCPenney, McRae's,
                                                                                              Parisian, Sears

Pemberton Square        1985     1990        100%      353,300   135,065   182         92%    JCPenney, McRae's,     None   Fee
  Vicksburg, MS                                                                               Wal*Mart, Goody's

Plaza Del Sol           1979     1990         51%      245,685    89,504   158         97%    Beall Bros.(9),        None   Fee
  Del Rio, TX                                                                                 JCPenney, Kmart


Post Oak Mall           1982     1985        100%      776,823   318,642   231         83%    Beall Bros.(9),        None   Fee
  College Station, TX                                                                         Dillard's, Foley's,
                                                                                              Service Merchandise,
                                                                                              Sears, JCPenney

                                                                         Mall
                              Year      Ownership by           Total     Store     Percentage
                              Most      Company and            Mall      Sales per Mall Store                              Fee or
                      Year of Recent    Operating    Total     Store     Square    GLA                           Anchor    Ground
Name of Mall/Location Opening Expansion Partnership  GLA(1)    GLA(2)    Foot(3)   Leased(4)  Anchors            Vacancies Lease
--------------------- ------- --------- ------------ --------- --------- --------- ---------- ------------------ --------- -------

St. Clair Square        1974(10)  N/A         100%   1,044,599   315,656   342         96%    Famous Barr, Sears,    None   Fee/
  Fairview Heights, IL                                                                        JCPenney, Dillard's,          Ground
                                                                                                                            Lease
                                                                                                                            (11)
Twin Peaks Mall         1985      1987        100%     556,153   245,268   193         87%    JCPenney, Dillard's    None   Fee
  Longmont, CO                                                                                Joslins, Sears

Walnut Square           1980      1992        100%     450,385   171,192   191         96%    Belk, JCPenney,        None   Ground
  Dalton, GA                                        ---------- ---------  ----         ---    Proffitt's, Sears,            Lease
                                                                                              Goody's                       (13)

              TOTAL STABILIZED MALLS                11,794,731 4,220,073  $252         92%
                                                    ========== =========  ====         ===

( 1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas. ( 2) Does not include Anchors.
( 3) Totals represent weighted averages.
( 4) Includes tenants paying rent for executed leases as of December 31, 1997. ( 5) The Company is the lessee under several ground leases for approximately
     53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
( 6) Originally opened in 1983 and controlling interest acquired by the
     Company in December 1996.
( 7) Originally opened in 1960, was acquired by the Company in September 1997, and is currently under going expansion and renovation.
( 8) Originally opened in 1972, last renovation completed in 1994, and acquired by the Company in January 1998.
( 9) Beall Bros. operating in Texas is unrelated to Beall's operating in
     Florida.
(10) Originally opened in 1974, last renovation completed in 1994, and acquired by the Company in November, 1996.
(11) The Company is the lessee under a ground lease for 20 acres which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(12) Originally opened in 1977, last renovation completed in 1989, and acquired by the Company in January 1998.
(13) The Company is the lessee under several ground leases which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year.
     In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(14) The Company is the lessee under a ground rent for 116.4 acres which extends through June 30, 2035. The average annual base rent is $77,509.
(15) Center opened in fourth quarter of 1997.

  Anchors. Anchors are a critical factor in a Mall's success because the public's identification with a property typically focuses on its Anchors. Mall Anchors generally are department stores whose merchandise appeals to a broad range of shoppers. Although the Malls derive a smaller percentage of their operating income from Anchor stores than from Mall Stores, strong Anchors play an important part in generating customer traffic and making the Malls desirable locations for Mall Store tenants.

  Anchors either own their stores together with the land under them, sometimes with adjacent parking areas, or enter into long-term leases with respect to their stores at rental rates that are significantly lower than the rents charged to tenants of Mall Stores. Anchors which lease their stores account for approximately 12.0% of the total revenues from the Company's Properties. Each Anchor which owns its own store has entered into a reciprocal easement agreement with the Company covering, among other things, operating covenants, reciprocal easements, property operations, initial construction and future expansions.

  The Malls have a total of 103 Anchors. No Anchor Stores at any of the Malls were vacant as of December 31, 1997. The following table indicates all Mall Anchors and sets forth the aggregate number of square feet owned or leased by Anchors in the Malls as of March 15, 1998.

                   MALL ANCHOR SUMMARY INFORMATION

                                  GLA       GLA        TOTAL
                      NUMBER      OWNED     LEASED     OCCUPIED
                      OF ANCHOR   BY        BY         BY
NAME                  STORES      ANCHOR    ANCHOR     ANCHOR (1)
--------------------  ----------  --------- --------- -----------


JCPenney                  21        554,971 1,309,823  1,864,794
Sears                     18      1,406,551   651,466  2,058,017
Dillard's                 11      1,150,247   252,704  1,402,951
Proffitt's
    Proffitt's (2)         6        492,654         0    492,654
    McRae's                5        383,559   168,000    551,559
    Parisian               3        207,520   133,000    340,520
                      ----------  --------- --------- -----------
        Subtotal          14      1,083,733   301,000  1,384,733

Belk
    Belk                    5             0   555,888    555,888
    Belk-Lindsey            1             0    61,029     61,029
    Belk-Hudson             1             0   152,890    152,890
    Parks-Belk              1             0   122,367    122,367
                      ----------  --------- --------- -----------
        Subtotal            7             0   892,174    892,174

Mercantile Stores
    Castner Knott           2       326,004    30,000    356,004
    J.B. White              1       150,000         0    150,000
    Gayfers                 2       407,800         0    127,800
    Joslins                 2       152,914     2,500    155,414
                      ----------  --------- --------- -----------
        Subtotal            7     1,036,718    32,500  1,069,218

The May Company
    Foley's                 1       103,888         0    103,888
    Famous Barr             1             0   236,489    236,489
--------------------  ----------  --------- --------- -----------
        Subtotal            2       103,888   236,489    340,377

Goody's                     8             0   256,838    256,838
Montgomery Ward             2             0   245,829    245,829
Dayton-Hudson               1       221,326         0    221,326
Wal*Mart                    2             0   214,653    214,653
Kmart                       2             0   173,940    173,940
Mervyn's                    1       124,919         0    124,919
Macy's                      1       115,623         0    115,623
Uptons                      1             0    69,993     69,993
Beall Bros. (Texas)         2             0    61,916     61,916
Beall's (Florida)           1             0    45,844     45,844
Service Merchandise         1             0    40,804     40,804
                      ----------  --------- --------- -----------
        Total             103     5,797,976 4,693,489 10,491,465
                      ==========  ========= ========= ===========

(1) Includes all square footage owned by or leased to such Anchor including tire, battery and automotive facilities and storage square footage.
(2) Proffitt's occupies two Anchor spaces at Foothills Mall and three at Hamilton Place Mall.


  Mall Stores. The Malls have approximately 1,624 Mall Stores. National or regional chains (excluding individually franchised stores) lease approximately 82.0% of the occupied Mall Store GLA. Although Mall Stores occupy only 33.7% of total Mall GLA, for the year ended December 31, 1997, the Malls derived approximately 87.6% of their revenue from Mall Stores.

  Among the companies with the largest representation among Mall Stores are:
The Limited, Inc. stores /Intimate Brands (The Limited, Limited Too, Express, Lerner New York, Lane Bryant, Structure, Victoria Secret, and Bath and Body Works) and Woolworth Corporation (Footlocker, Lady Footlocker, Kinney Shoes, Champs Sports Stores, Afterthoughts Boutique and San Francisco Music Box).
As of December 31, 1997, The Limited's Stores, Inc.'s and

Intimate Brands' 77 stores accounted for 13.1% of total leased GLA and 8.0% of total revenues from the Company's Properties. No single Mall Store retailer accounted for more than 13.1% of total leased GLA and no single Mall Store retailer accounted for more than 8.0% of total revenues from the Company's Properties.

  The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Malls during the year ended December 31, 1997.

                     Prior Lease      New Lease         Increase              Increase
           Total     Base and         Initial Year      per       New Lease   per
Number     Square    Percentage Rent  Base Rent         Square    Average     Square
of leases  Feet      per Square Foot  per Square Foot   Foot      Base Rent   Foot
---------  --------  ---------------  ---------------  ---------  ----------  --------
  237      473,272        $19.85           $20.77         $0.91     $21.22      $1.37

  The following table sets forth the total Mall Store GLA, the total square footage of leased Mall Store GLA, the percentage of Mall Store GLA leased, the average base rent per square foot of Mall Store GLA and average Mall Store sales per square foot as of the end of each of the past five years.

              STABILIZED MALL STORE SUMMARY INFORMATION

                          Total        Percentage     Average       Average Mall
              Total       Mall Store   of Mall Store  Base Rent     Store Sales
At            Mall Store  Leased       GLA            per Square    per Square
December 31,  GLA         GLA          Leased(1)      Foot(2)       Foot(3)
------------- ----------  ----------   -----------    -----------   ------------
1993           2,576,047   2,268,790      88.1%          $16.12         $217
1994           2,576,047   2,284,987      88.7            16.55          226
1995           3,003,334   2,697,969      89.8            18.28          237
1996           3,452,997   3,073,190      89.0            19.03          240
1997           3,503,490   3,214,176      91.7            18.98          252

-------------------
(1) Mall Store occupancy includes tenants with executed leases who are paying rent.
(2) Average base rent per square foot is based on Mall Store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3) Calculated for the preceding twelve-month period.

  Lease Expirations. The following table shows the scheduled lease expirations for the Malls (assuming that none of the tenants exercise renewal options) for the year ending December 31, 1998 and for the next nine years for the Mall Stores.

                         MALL LEASE EXPIRATION

                                                                   Percentage of Total
                                              Approximate          Represented by
                                              Mall Store           Expiring Leases
                Number of  Annualized Base    GLA of         --------------------------
                Leases     Rent of Expiring   Expiring       Annualized     Leased Mall
December 31,    Expiring   Leases (1)         Leases         Base Rent      Store GLA
--------------  ---------  ----------------   -------------  ------------   -----------
1998              233         $6,385,665         359,618         8.00%         8.52%
1999              175          5,925,743         309,889         7.42          7.34
2000              170          6,583,360         389,614         8.25          9.23
2001              129          6,510,819         335,515         8.16          7.95
2002              190          8,433,978         409,572        10.57          9.71
2003              133          6,675,899         341,094         8.36          8.08
2004              129          6,564,279         313,380         8.22          7.43
2005              136          8,319,776         384,254        10.42          9.11
2006              106          5,697,381         288,301         7.14          6.83
2007              137          8,960,179         431,102        11.22         10.22

(1) Total annualized base rent for all leases executed as of December 31, 1997 includes rent for space that is leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1997.

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


                                            For the Year Ended
                                            December 31, (1)
                                       ------------------------------
                                       1995       1996       1997
                                       ---------  ---------  --------

Mall Store sales (in thousands)(2)     $526,107   $515,121   $666,506
Minimum rents                              8.6%       7.9%       7.7%
Percentage rents                           0.5        0.3        0.4
Expense recoveries (3)                     3.2        3.3        3.1
                                       ---------  ---------  --------
Mall tenant occupancy costs               12.3%      11.5%      11.2%
                                        =======   =========   =======

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


     At December 31, 1997, the Company had investments in three malls in joint ventures with third parties, all of which are reflected using the equity method of accounting. Condensed combined results of operations for the three unconsolidated affiliates are presented in the following table
(dollars in thousands).

                                                             Company's Share
                                       Total for the Year    for the Year
                                       Ended                 Ended
                                       December 31,          December 31,
                                       -------------------   -------------------
                                         1997        1996       1997       1996
                                       -------    --------   --------   --------
Revenues                               $21,295     $21,014    $10,475    $10,318
Depreciation & Amortization              2,678       2,592      1,311      1,268
Interest Expense                         8,044       8,278      3,951      4,061
Other Operating Expenses                 6,955       6,389      3,432      3,159
                                       -------    --------   --------   --------
Net Income Before Extraordinary Item     3,618       3,755      1,781      1,830

Extraordinary Item                           0       1,727          0        820
                                       -------    --------   --------   --------
Net Income                              $3,618      $2,028     $1,781     $1,010
                                       =======    ========   ========   ========

ASSOCIATED CENTERS

     The twelve Associated Centers are each part of a Mall complex and generally have one or two Anchor tenants and various smaller tenants. Anchor tenants in these centers include such retailers as Books-A-Million, Target, Toys "R" Us, TJ Maxx, and Service Merchandise which are category dominant retailers that benefit from the regional draw of the Malls. The Associated Centers also increase the draw to the total Mall complex.

     Total leasable GLA of the twelve Associated Centers is approximately 0.9 million square feet, including Anchors, or an average of approximately 76,000 square feet per center. As of December 31, 1997, 83.3% of total leasable GLA at the Associated Centers was occupied. This decrease in occupancy is due to the Company relocating a tenant to a Mall store and the retenanting of Westgate Crossing.

     In the years ended December 31, 1995, 1996, and 1997, revenues from the Associated Centers represented approximately 3.5%, 3.3% and 3.8%, respectively, of total revenues from the Company's Properties.

     In the years ended December 31, 1995, 1996 and 1997, average tenant sales per square foot at the Associated Centers were approximately $215, $207 and $189, respectively.

     Average base rent per square foot at the Associated Centers increased from $8.59 at December 31, 1996 to $9.43 at December 31, 1997.

     Each of the Associated Centers was developed by the Company, except for WestGate Crossing which was acquired in August 1997. All of the land underlying the Associated Centers is owned in fee.

     Lease Expirations. The following table shows for the Associated Centers (assuming that none of the tenants exercise renewal options) the scheduled lease expirations for the year ending December 31, 1998 and for the next nine years.

                  ASSOCIATED CENTER LEASE EXPIRATION

                                                                   Percentage of Total
                                              Approximate          Represented by
                                              Mall Store           Expiring Leases
                Number of  Annualized Base    GLA of         --------------------------
                Leases     Rent of Expiring   Expiring       Annualized     Leased Mall
December 31,    Expiring   Leases (1)          Leases         Base Rent      Store GLA
--------------  ---------  ----------------   -------------  ------------   -----------
1998               13          $278,698           35,696         4.21%          5.03%
1999               14           335,342           24,120         5.06           3.40
2000               22           808,972           72,653        12.21          10.25
2001                5           389,708           43,516         5.88           6.14
2002               14           647,380           52,229         9.77           7.37
2003                9           408,579           52,394         6.17           7.39
2004                4           556,204           94,060         8.40          13.26
2005                2           336,489           46,428         5.08           6.55
2006                2           288,625           32,720         4.36           4.61
2007                4           596,890            8,476         9.01           1.20

(1) Total annualized base rent for all leases executed as of December 31, 1997 includes 12 months of rent for space that is newly leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expenses reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1997.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Associated Centers during the year ended December 31, 1997.

                     Prior Lease      New Lease         Increase              Increase
           Total     Base and         Initial Year      per       New Lease   per
Number     Square    Percentage Rent  Base Rent         Square    Average     Square
of leases  Feet      per Square Foot  per Square Foot   Foot      Base Rent   Foot
---------  --------  ---------------  ---------------  ---------  ----------  --------
   33       58,905        $12.61          $13.29         $0.68      $13.47      $0.87

     The following table sets forth certain information for each of the Associated Centers as of December 31, 1997:

                         Year of       Ownership by
Name of                  Opening/Most  Company and                 Total        Percentage
Associated               Recent        Operating     Total         Leased       GLA
Center/Location          Expansion     Partnership   GLA(1)        GLA(2)       Leased(3)   Anchors
-----------------------  ------------  ------------- ------------  ------------ ----------  ----------------------------
Bonita Crossing              1997          100%        110,524       110,524        100%    Books-A-Million
  Meridian, MS                                                                                TJ Maxx

CoolSprings Crossing         1992          100%        340,596        40,513        100%    Target, Service Merchandise,
 Nashville, TN                                                                              Toys "R" Us, Uptons, Carmike
                                                                                            Cinemas

Foothills Plaza           1983/1988        100%        204,400(4)    124,400(4)    60.9%(4) Food Lion, Eckerd(6), Carmike
  Maryville, TN                                                                             Cinemas

Frontier Square              1985          100%        161,615        16,615         88%    Buttrey Food & Drug, Target
  Cheyenne, WY

Georgia Square Plaza         1984          100%         15,393        15,393        100%
General Cinema
  Athens, GA

Governor's Square Plaza     1985(5)         49%        180,018        57,820        100%    Office Max, Premier Medical
  Clarkesville, TN                                                                          Group, Target

Hamilton Corner              1990           90%         88,298        88,298        100%    Michael's, Goody's,
  Chattanooga, TN                                                                           Fresh Market

Hamilton Crossing          1987/1994        92%        171,370        78,257         98%    Service Merchandise, Toys
  Chattanooga, TN                                                                           "R" Us, TJ Maxx

Madison Plaza               1984(7)         75%        153,085        98,690        100%    Food World, TJ Maxx
  Huntsville, AL                                                                            Service Merchandise

Pemberton Plaza              1986          100%         77,998        27,052         78%    Kroger
  Vicksburg, MS

The Terrace                  1997           92%        156,317       117,045        100%    Barnes & Novle, HomePlace,
  Chattanooga, TN                                                                           The Gap, Staples,Circuit City

WestGate Crossing           1985(8)        100%        151,489       151,489         43%    Circuit City(9), Toys "R" Us
  Spartanburg, SC                                    ---------       -------        ----

       TOTAL ASSOCIATED CENTERS                      1,811,103       896,096         83%
                                                     =========       =======        ====

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2) Includes leasable Anchors.
(3) Includes tenants with executed leases at December 31, 1997.
    Calculation includes leased Anchors.
(4) Total GLA includes and Total Leasable GLA and Percentage GLA Leased exclude a vacant former Hills Department Store (80,000 square feet of GLA), which is owned by senior management of the Company. The Company has a ten-year option (with approximately six years remaining) to acquire this property for a fixed acquisition price of $3,800,000. Carmike Cinemas is subject to a ground lease (30,000 square feet of GLA).
(5) Originally opened in 1985, and was acquired by the Company in June 1997.
(6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease.
(7) Center was renovated during 1995.
(8) Originally opened in 1985, and was acquired by the Company in August 1997, and is currently under going expansion and renovations.
(9) Circuit City has closed its store but is continuing to meet its financial obligations under its lease.

COMMUNITY AND POWER CENTERS

  In addition to Mall development, the Company's development activities focus on Community Centers, and power centers. Community Centers pose fewer development risks than Malls because they have shorter development timetables and lower up-front costs. Community Centers also afford the Company the opportunity to meet the needs of retailers for whom a "convenience" type of location is more appropriate and the needs of customers whose trade areas cannot support a regional mall. Power centers are larger than other Community Centers, with several large anchor stores which draw shoppers from a wider geographic area.

  The Company's Community Center developments in the 1980's were generally anchored by supermarkets, and, in certain cases, by drug stores. Management's current focus has expanded to include the development of larger centers, anchored by mass merchandisers and department stores, while continuing the development of smaller centers anchored by supermarkets and drug stores. Recently completed Community Centers include centers in Richmond, Virginia; Fort Smith, Arkansas, two centers in Virginia Beach, Virginia, and Richmond, Virginia. Anchors at these new centers include, Regal Cinema, Wal*Mart, Goody's and Hannaford Bros. The Company sold, in a tax deffered exchange, one free-standing Lowe's in Joplin, Missouri in the last quarter of 1997.

  Community Centers, other than power centers, range in size from 25,000 square feet to in excess of 286,000 square feet. Anchors in Community Centers generally lease their store space and occupy 60-85% of a center's GLA. The number of stores in a Community Center ranges up to sixteen with an average of seven stores per center.

  The Company's two power centers, which were completed and opened in 1997, average 785,000 square feet and have a average of nine major anchor stores and additional small shop space ranging from 38,000 square feet to 136,000 square feet. The projects include expansion area for additional major retailers and additional space in second phases some of which are currently being constructed. These power centers are included in the Community Center's classification in this report.

  Total GLA of the 81 Community Centers is approximately 8.4 million square feet, or an average of approximately 84,000 square feet per center. As of December 31, 1997, 97.6% of total leasable GLA at the Community Centers was leased.

  In the years ended December 31, 1995, 1996 and 1997, revenues from the Community Centers represented approximately 21.2%, 21.4% and 21.2%, respectively, of total revenues from the Company's Properties.

  Occupancy at the Community Centers increased from 97.2% at December 31, 1996 to 97.6% at December 31, 1997.

  Average base rent per square foot at the Community Centers increased from $6.94 at December 31, 1996, to $7.42 at December 31, 1997.

  As of December 31, 1997, Food Lion, a major regional supermarket operator with headquarters in North Carolina served as an anchor tenant in 37 of the Company's Community Centers and in one Associated Center. For the year ended December 31, 1997, Food Lion accounted for approximately 4.4% of the revenues generated by the Company's Properties.

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

                                     Average
                        Percentage   Base Rent   Tenant
Year Ended              GLA          Per Square  Sales Per
December 31,            Leased(1)    Foot(2)     Square Foot(3)
-------------------     ----------   ----------  --------------
1994                       96.5%        6.64          200
1995                       96.8%        6.66          202
1996                       97.2%        6.94          210
1997                       97.6%        7.42          221

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

Lease Expirations. The following table shows the scheduled lease expirations for the Community Centers (assuming that none of the tenants exercise renewal options) for the year ending December 31, 1998, and for the next nine years.

                  COMMUNITY CENTER LEASE EXPIRATION

                                                                   Percentage of Total
                                                                   Represented by
                                              Approximate          Expiring Leases
                Number of  Annualized Base    GLA of         --------------------------
                Leases     Rent of Expiring   Expiring       Annualized     Leased Mall
December 31,    Expiring   Leases (1)         Leases         Base Rent      Store GLA
--------------  ---------  ----------------   -------------  ------------   -----------
1998              106          $2,238,662        272,014         5.87%         5.43%
1999              119           2,473,578        333,807         6.49          6.66
2000               83           2,027,918        237,918         5.32          4.75
2001               52           1,549,880        230,329         4.07          4.59
2002               90           3,015,163        407,610         7.91          8.13
2003               33           1,918,070        372,322         5.03          7.43
2004               15           1,111,590        182,755         2.92          3.65
2005               18           1,695,965        213,370         4.45          4.26
2006               10           1,342,598        212,686         3.52          4.24
2007               17           2,346,601        280,714         6.16          5.60

(1) Total annualized base rent for all leases executed as of December 31, 1997 includes 12 months of rent for space that is newly leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases for periods after December 31, 1997.


     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Community Centers during the year ended December 31, 1997.

                     Prior Lease      New Lease         Increase              Increase
           Total     Base and         Initial Year      per       New Lease   per
Number     Square    Percentage Rent  Base Rent         Square    Average     Square
of leases  Feet      per Square Foot  per Square Foot   Foot      Base Rent   Foot
---------  --------  ---------------  ---------------  ---------  ----------  --------
  160       347,126       $7.73            $7.94         $ 0.21      $8.23     $ 0.49

     The following table sets forth certain information for each of the Company's Community Centers at December 31, 1997.

                                   Year      Ownership
                                   Opening/  by Company
                                   Most      and                  Total     Percentage                               Fee or  Number
Name of                            Recent    Operating   Total    Leasable  GLA                            Anchor    Ground  of
Community Center  Location         Expansion Partnership GLA(1)   GLA(2)    Leased(3)  Anchors             Vacancies Lease   Stores
----------------  ---------------- --------- ----------- -------- -------- ----------  ------------------- --------- ------- ------
Anderson Plaza    Greenwood, SC    1983/1994     100%      46,258   46,258      98%    Food Lion, Eckerd      None     Fee      3
Bartow Village    Bartow, FL         1990        100%      40,520   40,520      95%    Food Lion, Family      None     Fee      4
                                                                                         Dollar
Beach Crossing    Myrtle Beach, SC   1984        100%      45,790   45,790     100%    FoodLion(4),         21,000     Fee      6
                                                                                       Revco Drug           sq.ft.
Bennington Place  Roanoke, VA        1994        100%      42,712   42,712     100%    Food Lion              None     Fee      3
BJ's Plaza        Portland, ME       1991        100%     104,233  104,233     100%    BJ's Wholesale Club    None    Ground    1
                                                                                                                      Lease
                                                                                                                      (5)
Briarcliff Square Oak Ridge, TN      1989        100%      41,778   41,778     100%    Food Lion              None     Fee     10
Buena Vista Plaza Columbus, GA     1989/1994     100%     151,320   17,500      85%    Wal*Mart, Winn Dixie   None     Fee      7
Bulloch Plaza     Statesboro, GA     1986        100%      34,400   34,400      96%    Food Lion, Rite Aid    None     Fee      3
Capital Crossing  Raleigh, NC        1995        100%      83,700   83,700     100%    Hannaford Bros.,       None     Fee      2
                                                                                       Staples
Cedar Bluff
  Crossing        Knoxville, TN    1987/1996     100%      53,050   53,050      98%    Food Lion              None     Fee     12
Cedar Plaza       Cedar Springs, MI  1988        100%      95,000   50,000     100%    Quality Stores         None     Fee      5
Centerview Plaza  China Grove, NC  1986/1994     100%      43,720   43,720     100%    Food Lion, Eckerd      None     Fee      6
Chester Square    Richmond, VA       1997        100%      10,000   10,000     100%    Hannaford Brothers     None     Fee      3
Chestnut Hills    Murray, KY         1982        100%      68,364   68,364     100%    JCPenney               None     Fee     10
Clark's Pond      Portland, ME       1995        100%     134,920  134,920     100%    Home Quarters          None     Fee      1
                                                                                       Warehouse
Colleton Square   Walterboro, SC     1986        100%      31,000   31,000     100%    Food Lion              None     Fee      5
Collins Park
  Commons         Plant City, FL     1989        100%      37,400   37,400      87%    Food Lion              None    Ground    4
                                                                                                                      Lease
                                                                                                                      (6)
Conway Plaza      Conway, SC         1985        100%      33,000   33,000      96%    Food Lion(7)          21,000   Ground    6
                                                                                                             sq. ft.  Lease
                                                                                                                      (8)
Cosby Station     Douglasville, GA 1994/1995     100%      77,811   77,811     100%    Publix                 None     Fee      9
Courtlandt Towne  Cortlandt, NY    1997/1998     100%     772,451  639,208      94%    Marshalls, Wal*Mart,   None     Fee     28
    Center         (Westchester                                                        Home Depot, Home
                     county                                                            Place, A & P Food
                                                                                       Store, Steinbach's,
                                                                                       Barnes & Noble,
                                                                                       Office Max, PetsMart
County Park Plaza Scottsboro, AL     1982        100%      47,325   47,325      82%    Bi-Lo                 28,875    Fee      3
                                                                                                             (9)
                                                                                                             sq. ft.
Devonshire Place  Cary, NC           1996        100%     104,517  104,517     100%    Hannaford Bros.,       None     Ground   4
                                                                                       Kinetix, Borders                Lease
                                                                                       Books                           (10)
Dorchester
  Crossing        Charleston, SC   1985/1997     100%      45,278   45,278      96%    Food Lion              None     Fee      6
East Ridge
  Crossing        Chattanooga, TN    1988        100%      54,000   54,000     100%    Food Lion, Revco       None     Fee     13
East Towne
  Crossing        Knoxville, TN    1989/1990     100%     158,751   70,011      97%    Home Depot, Regal      None     Fee      8
                                     Cinemas, Food Lion
58 Crossing       Chattanooga, TN    1988        100%      49,984   49,984     100%    Food Lion, Revco       None     Fee      9
Garden City Plaza Garden City, KS  1984/1991     100%     188,446   76,246      95%    Wal*Mart(21), JCPenney None     Fee     15
Genesis Square    Crossville, TN   1990/1996     100%      35,000   35,000     100%    Food Lion              None     Fee      4
Girvin Plaza      Jacksonville, FL   1990        100%      56,297   20,375      94%    Winn Dixie             None     Fee      8
Greenport Towne
  Centre          Hudson, NY         1994        100%     191,622   75,525     100%    Wal*Mart, Price-       None     Fee      3
                                                                                       Chopper
Hampton Plaza     Tampa, FL          1990        100%      44,624   44,624      97%    Food Lion              None     Fee      8



                                   Year      Ownership
                                   Opening/  by Company
                                   Most      and                  Total     Percentage                               Fee or  Number
Name of                            Recent    Operating   Total    Leasable  GLA                            Anchor    Ground  of
Community Center  Location         Expansion Partnership GLA(1)   GLA(2)    Leased(3)  Anchors             Vacancies Lease   Stores
----------------  ---------------- --------- ----------- -------- -------- ----------  ------------------- --------- ------- ------
Henderson Square  Henderson, NC      1995        100%     268,327  164,329     100%    JCPenney, Legget's,    None     Fee     14
                                                                                       Goody's, Wal*Mart
Hollins
  Plantation
  Plaza           Roanoke, VA        1985        100%      40,640    40,640    100%    Food Lion, Revco Drug  None     Fee      5
Jasper Square     Jasper, AL       1986/1990     100%      95,950    50,550    100%    Lowe's, Goody's        None     Fee      7
Jean Ribaut       Beaufort, SC     1977/1993     100%     223,497   223,497    100%    Belk, Kmart, Bi-Lo     None     Fee     17
Karns Corner      Knoxville, TN    1987/1996     100%      35,000    35,000    100%    Food Lion              None     Fee      4
Keystone Crossing Tampa, FL          1989        100%      40,400    40,400    100%    Food Lion              None     Fee      5
Kingston Overlook Knoxville, TN(20)1996/1997     100%     119,222   119,222    100%    Baby Superstore,       None     Fee/     3
                                                                                       Home Place,                    Ground
                                                                                       Michael's                      Lease
                                                                                                                      (11)
Lady's Island     Beaufort, SC     1983/1993     100%      60,687    60,687     100%   Winn Dixie, Eckerd     None     Fee      9
LaGrange Commons  LaGrange, NY        1996       100%      59,799    59,799      90%   A & P Food Store       None     Fee      6
Lakeshore
  Crossing        Gainesville, GA     1994       100%       8,000     8,000     100%                          None     Fee      5
Longview Crossing Hickory, NC         1988       100%      29,800    29,800      96%   Food Lion              None  Ground      3
                                                                     Lease(12)
Lunenburg
  Crossing        Lunenburg, MA       1994       100%     198,115    25,515      92%   Wal*Mart,Shop'n Save   None     Fee      7
Massard Crossing  Ft. Smith, AR       1997       100%     290,717    88,410     100%   Wal*Mart,TJ Maxx       None     Fee     14
                                                                                       Goody's
North Creek Plaza Greenwood, SC       1983       100%      28,500    28,500     100%   Food Lion              None     Fee      2
North Haven
  Crossing        North Haven, CT     1993       100%     104,612   104,612     100%   Sports Authority,      None     Fee      6
                                                                                       Office Max, Barnes &
                                                                                       Noble
Northpark Center  Richmond, VA        1997       100%      62,500    62,500     100%   Hannaford Brothers,    None     Fee      3
                                                                                       Lowe's, Wal*Mart
Northridge Plaza  Hilton Head, SC  1984/1988     100%     129,570    79,570      99%   Winn Dixie, Eckerd     None     Fee     18
Northwoods Plaza  Albemarle, NC    1983/1992     100%      32,705    32,705     100%   Food Lion              None     Fee      2
Oaks Crossing     Otsego, MI       1990/1993     100%     144,978    27,280     100%   Wal*Mart, Rite Aid     None     Fee     11
Orange Plaza      Roanoke, VA         1983       100%      46,875    46,875     100%   Food World (13)       24,900    Fee      9
                                                                                                             sq. ft.
Park Village      Lakeland, FL        1990       100%      48,570    48,570      89%   Food Lion, Family      None     Fee      8
                                                                                       Dollar
Perimeter Place   Chattanooga, TN  1985/1988     100%     156,945    54,525      97%   Home Depot,            None     Fee     16
                                                                                       Fred's Drugs For Less
Rawlinson Place   Rock Hill, SC       1987       100%      35,750    35,750      94%   Food Lion              None     Fee      7
Rhett at Remount  Charleston, SC   1983/1994     100%      42,628    42,628     100%   Food Lion, Eckerd      None     Fee      3
Salem Crossing    Virginia Beach, VA  1997       100%     289,305    92,377     100%   Hannaford Brothers     None     Fee     16
Sattler Square    Big Rapids, MI      1989       100%     132,746    94,760      93%   Quality Stores, Perry  None     Fee     14
                                                                                       Drugs
Seacoast Shopping
  Center          Seabrook, NH        1991       100%     208,690    91,690      97%   Wal*Mart               None     Fee     14
                                                                                       Shaw's Supermarket
Shenandoah
  Crossing        Roanoke, VA         1988       100%      28,600    28,600     100%   Food Lion              None     Fee      2
Signal Hills
  Village         Statesville, NC  1987/1989     100%      24,100    24,100      69%   (14)                   None    Ground    6
                                                                                                                      Lease
                                                                                                                      (15)
Southgate
  Crossing        Bristol, TN         1985       100%      40,100    40,100     100%   Food Lion(4)          25,000   Ground    3
                                                                                                             sq. ft.  Lease
                                                                                                                      (16)

                                   Year      Ownership
                                   Opening/  by Company
                                   Most      and                  Total     Percentage                               Fee or  Number
Name of                            Recent    Operating   Total    Leasable  GLA                            Anchor    Ground  of
Community Center  Location         Expansion Partnership GLA(1)   GLA(2)    Leased(3)  Anchors             Vacancies Lease   Stores
----------------  ---------------- --------- ----------- -------- -------- ----------  ------------------- --------- ------- ------
Sparta Crossing   Sparta, TN         1989        100%      31,400   31,400     100%    Food Lion              None     Fee      2
Springhurst
  Towne Center    Louisville, KY     1997        100%     798,736  410,736      98%    Cinemark, Books        None     Fee     19
                                                                                       A Million, Kohl's,
                                                                                       Party Source, TJ Maxx,
                                                                                       Old Navy, Target,
                                                                                       Kitchen & Company
Springs Crossing  Hickory, NC      1987/1996     100%      42,920   42,920     100%    Food Lion, Rite Aid    None    Ground    4
                                                                                                                      Lease
                                                                                                                      (17)
Statesboro Square Statesboro, GA     1986        100%      41,000   41,000     100%    Food Lion(7)           25,000   Fee      6
Stone East Plaza  Kingsport, TN      1983        100%      45,259   45,259      96%    Food Lion(4)           None     Fee     10
Strawbridge
  Market          Virginia Beach, VA 1997        100%      43,570   43,570     100%    Regal Cinema           None     Fee      1
   Place
Suburban Plaza    Knoxville, TN      1995        100%     129,321  129,321      97%    Toys "R" Us            None     Fee     20
                                                                                       Barnes & Noble
Surry Square      Elkin, NC          1985        100%      32,900   32,900      96%    Food Lion(4),          21,000   Fee      3
                                                                                       Revco Drug             sq. ft.
Sutton Plaza      Mt. Olive, NJ    1972(19)      100%     122,027  122,027     100%    A & P Food Store,      None     Fee     14
                                                                                       Ames
34th St.
  Crossing        St. Petersburg, FL 1989        100%      51,120   51,120      94%    Food Lion, Family      None     Fee     11
                                                                                       Dollar
Townshire
  ShoppingCenter  Bryan, TX          1988        100%      72,440   72,440      75%    Blinn College          12,500  Space     2
                                                                                                              sq.ft.  Lease
                                                                                                                      (18)
Tyler Square      Radford, VA        1987        100%      48,370   48,370     100%    Food Lion, Revco Drug   None    Fee      8
University
  Crossing        Pueblo, CO         1986        100%     101,964   20,053      69%    Wal*Mart                None    Fee      7
Uvalde Plaza      Uvalde, TX       1987/1992      75%     111,160   34,000     100%    Wal*Mart, Beall's       None    Fee      8
Valley Commons    Salem, VA        1988/1994     100%      45,580   45,580      97%    Food Lion               None    Fee     10
Valley Crossing   Hickory, NC      1988/1991     100%     186,077  186,077     100%    Goody's, TJ Maxx,       None    Fee     21
                                                                                       Office Depot, Circuit
                                                                                       City, Belk Outlet
                                                                                       Store(7), Factory Card
                                                                                       Outlet
The Village
  at Wexford      Cadillac, MI       1990        100%     102,450   72,450      92%    Quality Stores(20),      None    Fee     8
Village Square    Houghton Lake, MI 1990/1993    100%     163,294   27,050      96%    Wal*Mart,                None    Fee    11
                                                                                       Fashion Bug
Wildwood Plaza    Salem, VA         1985/1994    100%      39,580   39,580     100%    Food Lion                None    Fee     4
Willow Springs
  Plaza           Nashua, NH        1991/1994    100%     224,344  121,956      99%    Home Depot, Office Max,  None    Fee    10
                                                        --------- ---------    ----    JCPenney Home Store
                       TOTAL COMMUNITY CENTERS          8,384,111 5,757,049     97%
                                                        ========= =========    ====

-----------------

( 1) Includes the total square footage of the Anchors (whether owned by others or leased by the Anchor) and shops. Does not include future expansion areas.
( 2) Includes leasable Anchors.
( 3) Includes tenants paying rent on executed leases on December 31, 1997.
     Calculation includes leased Anchors.
( 4) Tenant has closed its store but is continuing to meet its financial obligation and is sub-leasing the space
( 5) Ground Lease term extends to 2051 including four 10-year extensions.
     Lessee has an option to purchase and a right of first refusal to purchase the fee.
( 6) Ground Lease term extends to 2049 including three 10-year extensions.
     Lessor receives a share of percentage rents during initial term and extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
( 7) Represents a tenant which has closed its store but is continuing to meet its financial obligations under its lease.
( 8) Ground Lease term extends to 2055 including two 20-year extensions.
     During extension periods, lessor receives a share of percentage rents. Lessee has a right of first refusal to purchase the fee. Lessor receives a share of sale proceeds upon sale of the center to a third party.
( 9) Bi-Lo is closed but continues to meet its financial obligations under its lease.
(10) Ground lease extends to 2097 including 12 five year options. Lessor receives no additional rent.
(11) Ground lease for an out-parcel extends to 2046 including 4 ten year options. Lessor receives 20% of percentage rentals.
(12) Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(13) Represents a Food World which has closed its store but is continuing to meet its financial obligations under its lease and is sub-leasing the space.
(14) Signal Hills Village is part of Signal Hills Crossing, a Property on which the Company holds a Mortgage.
(15) Ground Lease term extends to 2084. Rent for entire term has been prepaid. Lessee has an option to purchase the fee under certain circumstances.
(16) Ground Lease term extends to 2055 including one 20-year extension. Commencing in 2005, rental will be the greater of base rent or a share of the revenue from the center. Lessee has a right of first refusal to purchase the fee.
(17) Ground Lease term extends to 2048 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(18) Represents a space lease for this center. Lease term expires in 1999 with one 10-year extension option available.
(19) Sutton Place opened in 1972 and was acquired by the Company in January, 1997.
(20) Quality Stores has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate of 8.33%.
(21) Wal*Mart who owns their one store has closed and has entered into a lease commitment with Sear's to occupy the space.


MORTGAGES

     The Company owns certain Mortgages which were granted prior to the Offering in connection with sales by CBL of properties which it had previously developed.

     The Company also holds fee mortgages on six community centers, which mortgages had, as of December 31, 1997, an aggregate outstanding principal of $7.9 million. Such mortgages entitle the Company to receive substantially all of such properties' current cash flow in the form of periodic debt service payments. The encumbered properties all opened between 1981 and 1984 and have no Anchor vacancies.

     In the years ended December 31, 1995, 1996, and 1997, revenues from the Mortgages represented approximately 2.2%, 2.02%, and 0.7%, respectively, of total revenues from the Company's Properties. During 1997, a large proportion of the balances on two mortgages were repaid from the proceeds of institutional debt financing. The remaining balance on a second and third mortgage is to be repaid from the remaining cash flow after debt service.
The Company's acquisition of a property at the end of 1996 on which the Company had a mortgage reduced income from mortgages in 1997.

The following table sets forth certain additional information regarding the Mortgages as of December 31, 1997.

                                 Mortgage Information                                       Center Information
                      _____________________________________________             ________________________________________

                      Annual     Principal     Annual                           Total     Percentage              Number
Name of Center/       Interest   Balance as    Debt        Maturity   Total     Leasable  GLA                     of
Location              Rate       of 12/31/97   Service     Date       GLS(1)    GLS       Leased(2)   Anchors     Stores
-------------------   ---------  -----------   ---------   ---------  --------  --------- ----------- ----------- -------
BI-LO SOUTH             9.50%       $1,479       $175      DEC-2006     48,075     48,075      100%    BI-LO,        7
  CLEVELAND, TN                                                                                        RITE-AID

GASTON SQUARE          11.00         1,638        179      OCT-97(3)    33,640     33,640      100    FOOD LION,     4
  GASTONIA, NC                                                                                        ECKERD

INLET CROSSING         11.00         1,824        327      OCT-97(3)    55,248     55,248      100    FOOD LION,    13
  MYRTLE BEACH, SC                                                                                    REVCO DRUG



OLDE BRAINERD
CENTER                  9.50           164         48      DEC-2006     57,293     57,293      100    BI-LO,        7
  CHATTANOOGA, TN                                                                                     REVCO DRUG
                                                                               DRUG


SIGNAL HILLS CROSSING  11.00         2,351        244      OCT-1997(3)  44,220     44,220      100    FOOD LION,    6
STATESVILLE, NC                                                                                       REVCO DRUG



SODDY DAISY PLAZA       9.50           446         48      DEC-2006    100,095     47,325      100    WAL*MART,BI-  5
  SODDY DAISY, TN                   ------     ------                  -------   --------     ----    LO, REVCO    --
                                                                                                      DRUG


  Total                             $7,902     $1,021                  338,571    285,801      100%                42
                                    ======     ======                  =======    =======      ====                ==



(1)    Includes Anchors.
(2) Includes all leases executed on or before December 31, 1997. Leased GLA includes non-Anchor GLA and leased Anchor GLA.
(3) The mortgage is on a month-to-month extension pending execution of extension agreement.


  OFFICE BUILDING

   The Company owns a 95% interest in a 49,082 square foot office building in Chattanooga, Tennessee in which the Company's headquarters are located. The Company occupies 27,088 square feet or 55% of the total square footage of the Office Building. The Office Building is 100% occupied.

TOP 25 TENANTS

  The following table sets forth the Company's top 25 tenants based upon a percentage of total revenues from the Company's Properties in 1997.

                                               NUMBER
                                   % OF        OF        SQUARE
RANK  TENANT                       REVENUES    STORES    FEET
----- ---------------------------  ---------   -------  ---------

  1   The Limited, Inc.              6.61%         59     473,759
  2   Food Lion                      4.39%         38   1,039,407
  3   JC Penney Co., Inc.            2.79%         23   1,724,174
  4   Woolworth Corp.                2.19%         47     109,893
  5   Goody's Family                 1.79%         12     410,347
        Clothing, Inc.
  6   Belk Atlanta Group Office.     1.63%          9     774,018
  7   The Gap                        1.50%         13     104,121
  8   Barnes & Noble, Inc.           1.39%          8     124,300
  9   Intimate Brands                1.35%         22      83,591
 10   Regal Cinemas, Inc.            1.25%          5     149,635
 11   The Shoe Show                  1.18%         17      78,921
 12   The Regis Corporation          1.07%         43      47,047
 13   Sears, Roebuck, & Co.          0.86%         17   1,731,509
 14   Footstar Corporation           0.85%         12      53,299
 15   Walden Book Company, Inc.      0.84%         13      46,625
 16   Parisian, Inc..                0.76%          3     340,520
 17   The May Department Stores      0.76%         20     396,733
 18   Boney Wilson & Sons, Inc.      0.76%          4     225,542
 19   U.S. Shoe Corporation          0.73%         12      39,768
 20   Consolidated Stores
        Corporation                  0.70%         14      48,726
 21   Tandy Corporation.             0.68%         22      51,293
 22   United Artists Theater         0.66%          4      92,779
 23   American Eagle Outfitters      0.66%          9      36,469
 24   Namco Cybertainment Inc.       0.63%         12      31,927
 25   General Nutrition
        Corporation                  0.61%         25      36,325


MORTGAGE DEBT AND RATIO TO TOTAL MARKET CAPITALIZATION

  As of December 31, 1997, the Operating Partnership's proportionate share of indebtedness of all Properties (whether or not consolidated for financial statement reporting purposes, including the Construction Properties) was approximately $761.4 million. The Company's total market capitalization (the aggregate market value of the Company's outstanding shares of Common Stock, assuming the full exchange of the limited partnership interests in the Operating Partnership for Common Stock, plus the $761.4 million total debt of the Operating Partnership) as of December 31, 1997 was $1.6 billion. Accordingly, the Company's debt to total market capitalization ratio as of December 31, 1997 was 47.9%. The debt to total market capitalization ratio, which is based upon the Company's proportionate share of consolidated and unconsolidated indebtedness and market values of equity, differs from debt-to-book capitalization ratios, which are based upon consolidated indebtedness and book values.

  The following table sets forth certain information regarding the mortgages and secured lines of credit encumbering the Properties.

                             MORTGAGE DEBT
      (Dollars in thousands; numbers may not add due to rounding)

                     MORTGAGE LOANS OUTSTANDING IN
                 WHOLE OR IN PART AT DECEMBER 31, 1997

                              Ownership
                              Share of                                                                    Estimated  Earliest
                              Company                                                                     Balloon    Date at
                              and                          Principal      Annual      Annual              Payment    Which Loans
                              Operating     Annual         Balance as of  Interest    Debt      Maturity  Due on     Can Be
Center Pledged as Collateral  Partnership   Interest Rate  12/31/97(1)    Payment(2)  Service   Date      Maturity   Prepaid(3)
----------------------------  -----------   -------------  -------------  ----------  --------- --------  ---------  -------------
MALLS:
Asheville Mall(4)                 100%           6.840%         $48,900     $3,345       $3,345 Feb-1998    $48,900     --
Bonita Lakes Mall                 100%           7.000%          31,703      2,219        2,219 Oct-1998     31,703     --
College Square                    100%          10.000%          13,650      1,365        1,548 Jan-2003     13,393     -- (5)
Coolsprings Galleria              100%           8.290%          68,033      5,640        6,636 Sep-2010         --   Oct-2000(6)
Frontier Mall                     100%          10.000%           7,188        719        2,220 Dec-2001         --     -- (7)
Governor's Square                  48%           8.230%          36,211      3,485        3,476 Sep-2016     14,454   Sep-2001(8)
Hamilton Place                     90%           7.000%          74,147      5,190        6,361 Mar-2009     59,160     -- (9)
Madison Square                     50%           9.250%          49,030      4,535        4,936 Mar-2002     46,482   Feb-1997(10)
Oak Hollow Mall                    75%           7.310%          52,498      4,037        4,709 Feb-2008     39,567   Feb-2002(11)
Plaza del Sol(12)                  51%           9.500%(13)       1,954        186          244 Nov-1998      1,729     --
St. Clair Square                  100%           7.250%(14)      66,000      4,785        4,739 Nov-1999     66,000     --
Springdale Mall                   100%           6.770%          19,950      1,351        1,351 Nov-1999     19,950     --
Turtle Creek Mall                 100%           7.400%          34,300      2,723        2,966 Mar-2006     26,992   Mar-1999(15)
Walnut Square(16)                 100%           9.500%             909         92          140 Feb-2008         --     -- (17)
Walnut Square                     100%          10.000%(18)         389         39           39 Jun-1998        389     -- (18)
WestGate Mall                     100%           6.950%          50,969      3,542        4,819 Feb-2017     44,819   Feb-2002(19)
                                                                -------
                                         MALLS SUBTOTAL:        555,831

ASSOCIATED CENTERS:

The Terrace                        92%           7.300%          10,939       799         1,047 Sep-2002      9,618     --(20)
Georgia Square Plaza              100%           9.000%             377        34           141 Jan-2001         --   Feb-1997(9)
Hamilton Corner                    90%          10.125%           3,477       352           471 Aug-2011         --     --(21)
Madison Plaza                      75%          10.125%           2,577       261           537 Feb-2004         --     --(22)
                                                                 ------
                        ASSOCIATED CENTERS SUBTOTAL:             17,370
                                                                 ======

COMMUNITY CENTERS:

Bennington Place                  100%          10.250%             590        60            83 Aug-2010         --   Jul-2000(23)
BJ's Plaza                        100%          10.400%           3,503       364           476 Dec-2011         --     --(20)
Briarcliff Square                 100%          10.375%           1,721       179           226 Feb-2013(24)     --   Feb-1998(25)
Cedar Bluff Crossing              100%          10.625%           1,417       151           230 Jan-2008         --   Jan-2008(26)
Centerview Plaza                  100%          10.000%           1,363       136           191 Jan-2010(27)     --   Jan-1999(23)
Colleton Square                   100%           9.375%           1,060        99           143 Aug-2010(28)     --   Aug-1998(23)
Collins Park Commons              100%          10.250%           1,439       147           202 Oct-2010         --  Sept-2000(23)
Cosby Station                     100%           8.500%           4,364       371           490 Sep-2014         --   Sep-2001(29)
East Ridge Crossing               100%          10.125%           1,345       136           324 May-2003         --   Jan-2001(30)
Fifty-Eight Crossing              100%          10.125%           1,296       131           312 May-2003         --   Jan-2001(30)
Genesis Square                    100%          10.250%           1,094       112           147 Aug-2010         --   Jul-2000(31)
Greenport Towne Center            100%           9.000%           4,569       411           529 Sep-2014         --     --(32)
Henderson Square                  100%           7.500%           7,054       529           750 Apr-2014         --   May-2005(33)
Jean Ribaut                       100%           8.750%           4,092       358           477 Oct-1998       4,019     --(15)
Karns Corner                      100%          10.250%           1,011       104           146 Jan-2010(34)     --   Feb-1999(23)
Longview Crossing                 100%          10.250%             468        48            66 Aug-2010         --   Aug-2000(23)
North Haven Crossing              100%           9.550%           8,252       788         1,225 Oct-2008         --   Oct-1998(35)
Northwoods Plaza                  100%           9.750%           1,323       129           171 Jun-2012         --     --(36)
Perimeter Place                   100%          10.625%           1,715       182           278 Jan-2008         --   Jan-2008(26)
Seacoast Shopping Center          100%           9.750%           5,944       580           721 Sep-2002       5,110  Oct-1997(37)
Shenandoah Crossing               100%          10.250%             588        60            83 Aug-2010         --   Aug-2000(23)


                              Ownership
                              Share of                                                                    Estimated  Earliest
                              Company                                                                     Balloon    Date at
                              and                          Principal      Annual      Annual              Payment    Which Loans
                              Operating     Annual         Balance as of  Interest    Debt      Maturity  Due on     Can Be
Center Pledged as Collateral  Partnership   Interest Rate  12/31/97(1)    Payment(2)  Service   Date      Maturity   Prepaid(3)
----------------------------  -----------   -------------  -------------  ----------  --------- --------  ---------  -------------
Sparta Crossing                   100%          10.250%            $899       $92          $127 Aug-2010         --   Jul-2000(38)
Springhurst Towne Center          100%           7.220%          22,700     1,639         1,639 Nov-1998     22,700      --
Suburban Plaza                    100%           8.500%           6,940       590           682 May-1999      5,325      --
34th St. Crossing(39)             100%          10.625%           1,647       175           234 Dec-2010         --   Dec-2000(40)
Uvalde Plaza                       75%          10.625%             824        88           133 Feb-2008         --   Feb-2008(26)
Valley Commons                    100%          10.250%           1,013       104           142 Oct-2010         --   Oct-2000(23)
Willow Springs Plaza              100%           9.750%           5,835       569           934 Aug-2007        601   Aug-1997(38)
                                                                 ------
                         COMMUNITY CENTERS SUBTOTAL:             94,066

CONSTRUCTION PROPERTIES:

Courtlandt Towne Center          100%            7.370%          45,918     3,384         3,384 Nov-1998     45,918       --
                                                                 ------
                         CONSTRUCTION PROPERTIES SUBTOTAL:       45,918


OTHER:
Park Place                       95%            10.000%           1,891       189           459 Apr-2003         --      --(9)
Credit Lines                    100%             6.882%(41)     113,534(41) 7,813         7,867 Various     115,595       --
                                                               --------
                                                Total:         $828,610
                                                               ========

               OPERATING PARTNERSHIP'S SHARE OF TOTAL:                  $761,418(42)


 (1) The amount listed includes 100% of the loan amount even though the Company and the Operating Partnership may own less than 100% of the property.
 (2) Interest has been computed by multiplying the annual interest rate by the outstanding principal balance as of December 31, 1997.
 (3)   Unless otherwise noted, loans are prepayable at any time.
 (4) A replacement loan of $51 million with a two year term at 90 basis points over LIBOR closed in February 1998.
 (5) Prepayment premium is greater of 1% or yield maintenance for any prepayment prior to January, 1998; thereafter, the prepayment premium is 5%, decreasing by .5% per year to a minimum of 3%; there is no prepayment premium after July 15, 2002.
 (6) Prepayment premium is the greater of 1% or yield maintenance after October 1, 2000.
 (7) Prepayment premium is based on yield maintenance (not less than 1%) for any prepayment prior to January, 1997; thereafter, the prepayment premium is 5%, decreasing by 1% per year to a minimum of 1%; there is no prepayment premium during the last 120 days of the loan term.
 (8)   Prepayment premium is based on the greater of yield maintenance or 2%.
 (9)   Prepayment premium is the greater of 1% or yield maintenance.
(10) Prepayment premium is based on yield maintenance; there is no prepayment premium after October 1, 2001.
(11)   Prepayment premium is the greater of 1% or yield maintenance.
(12) This loan can be extended for 2 one year periods, the extension fee is 1/4 point for each extension.
(13)   Interest is floating at 1% over prime priced at December 31, 1997.
(14) The interest rate is floating at 150 Basis points over LIBOR. Loan may be extended for 2 years with 90 days written notice prior to maturity date. Extension fee equal to 1/4% of the outstanding balance.
(15)   Prepayment premium is the greater of 1% or yield maintenance.
(16) The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(17) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2007.
(18)   Interest is floating at 11/2% over prime priced at December 31, 1997.
       The maturity date is 90 days after notice.
(19) Loan is closed to prepayment for the term. Lender shall adjust the interest rate every 5th year of the loan. If borrower does not except the new rate loan may be prepaid at that time without prepayment penalty.
(20)   Prepayment penalty is based on yield maintenance.
(21) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium during the last 120 days of the loan term.
(22) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2003.
(23) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2% there is no prepayment premium during the last 120 days of the loan term.
(24) Lender has option to accelerate loan between March 1, 2001 and February 28, 2002; March 1, 2006 and February 28, 2007; and
       March 1, 2011 and February 28, 2012.
(25)   Prepayment premium is 7%, decreasing by 1% per year to a minimum of 3%.
(26)   Loan may not be prepaid.
(27) Lender may accelerate the loan after September, 2006 upon expiration of the primary term of the lease of either Food Lion or Eckerd, unless both leases have been extended beyond January 1, 2010.
(28) Lender may accelerate loan on July 1, 2007 unless Food Lion exercises an extension option.
(29) Prepayment premium of 7% decreasing by 1% per year to a minimum of 2%; there is no prepayment premium during the last six months of the loan term.
(30) Prepayment premium is 5%, decreasing 1% per year to a minimum of 1%; there is no prepayment premium during the last two years of the loan term.
(31)   Prepayment premium is 5% from July 1, 2000 to June 30, 2001;
       thereafter decreasing by 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(32) Prepayment premium is the greater of 10% or 1/12 of the annual yield difference before Oct-2014. Thereafter the prepayment premium is 1%.
(33) Loan may be prepaid after 9 years. The prepayment premium is the greater of 1% or yield maintenance.

(34) Lender may accelerate loan after January 1, 2008 unless Food Lion exercises an extension option beyond January 1, 2008.
(35) Prepayment premium is the greater of 2% or yield maintenance before October, 1998, afterwards it is the greater of 1% or yield maintenance.
(36) Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 120 days of the loan term.
(37) Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last three months of the loan term.
(38) Prepayment premium is 5% from August 1, 2000 to July 30, 2001; thereafter decreasing by 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(39)   The note is secured by rent payable by the Food Lion Anchor store.
(40) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%. There is no loan prepayment premium during the last 90 days of the loan term.
(41) Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 6.882% with various maturities through 1999.
(42) Represents non-recourse indebtedness on Properties and reflects the less than 100% ownership of the Company and the Operating Partnership with respect to certain Properties subject to such indebtedness.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company and the Operating Partnership are not currently involved in any material litigation nor, to management's knowledge, is any material litigation currently threatened against the Company, the Operating Partnership, the Property Partnerships or the Properties, other than litigation arising in the ordinary course of business, most of which is expected to be covered under liability insurance policies held by the Company or the Operating Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

(a)  Market Information

     The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

     The following table sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.

     1996 QUARTER ENDED     HIGH      LOW
     --------------------   -------   --------
     March 31               $22.000   $20.375
     June 30                 22.875    19.750
     September 30            23.500    21.500
     December 31             25.875    22.750

     1997 QUARTER ENDED     HIGH      LOW
     --------------------   -------   -------
     March 31               $26.125   $24.500
     June 30                 25.375    23.125
     September 30            27.625    23.563
     December 31             26.313    22.625

(b)  Holders
     The approximate number of shareholders of record of the Common Stock was 370 as of March 20, 1998.

(c)  Dividends

     The following table sets forth the frequency and amounts of dividends declared and paid for each quarter of the Company's two most recent fiscal years.


QUARTER ENDED           1996      1997
---------------------   -------   -------
March 31                $0.4200   $0.4425
June 30                  0.4200    0.4425
September 30             0.4200    0.4425
December 31              0.4200    0.4425


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

ITEM 6.  SELECTED FINANCIAL DATA.
The following table sets forth selected financial data of the Company, which should be read in conjunction with the financial statements and notes thereto (IN THOUSANDS, EXCEPT PER SHARE DATA).

                                                                                       CBL
                                      CBL & Associates Properties, Inc.            Properties(1)
                              ---------------------------------------------------  -------------
                                                                      Period From  Period From
                                                                      November 3,  January 1,
                                    Year Ended December 31,           1993 to      1993 to
                              --------------------------------------  December 31  November 2,
                              1997      1996      1995      1994      1993         1993
                              --------  --------  --------  --------  -----------  -------------

TOTAL REVENUES                $177,604  $146,805  $131,727  $108,094  $17,620      $59,092
TOTAL EXPENSES                 135,200   111,012   104,128    84,091   12,806       57,138
                              --------  --------  --------  --------  -----------  -------------
INCOME FROM OPERATIONS          42,404    35,793    27,599    24,003    4,814        1,954
GAIN ON SALES OF REAL ESTATE
  ASSETS                         6,040    13,614     2,213     2,135        -        2,072

EQUITY IN EARNINGS (LOSSES) OF
  UNCONSOLIDATED AFFILIATES      1,916     1,831     1,450     1,469      490        (117)

MINORITY INTEREST
  IN EARNINGS:
  Operating partnership       (13,819)   (15,468)  (10,527)   (9,836)    (598)          -
  Shopping center properties     (508)      (527)     (386)     (312)     (35)       (199)
                              --------  --------  --------  --------  -----------  -------------
INCOME BEFORE EXTRAORDINARY
  ITEM                         36,033     35,243    20,349    17,459    4,671       3,710

EXTRAORDINARY LOSS ON
  EXTINGUISHMENT OF DEBT       (1,092)      (820)     (326)        -   (3,820)         -
                              --------  --------  --------  --------  -----------  -------------
NET INCOME                    $34,941    $34,423   $20,023   $17,459     $851      $3,710
                              ========  ========  ========  ========  ===========  =============
BASIC EARNINGS PER
  COMMON SHARE:
   Income before extraordinary
    item                        $1.51      $1.69     $1.14     $1.05    $0.31
                              --------  --------  --------  --------  -----------
   Net income                   $1.46      $1.65     $1.12     $1.05    $0.06
                              --------  --------  --------  --------  -----------
   Weighted average shares
     outstanding               23,895     20,890    17,827    16,625   15,442
                              ========  ========  ========  ========  ===========

DILUTED EARNINGS PER COMMON SHARE:

   Income before extraordinary
     item                       $1.49     $1.68     $1.14      $1.05    $0.30
                              --------  --------  --------  --------  -----------
   Net income                   $1.45     $1.64     $1.12      $1.05    $0.06
                              ========  ========  ========  ========  ===========
   Weighted average shares
     and dilutive equivalent
     shares outstanding        24,151    21,022    17,856     16,625   15,442
                              ========  ========  ========  ========  ===========

Dividends declared per
  share (2)                     $1.77     $1.68     $1.59      $1.50    $0.31

                                      Year Ended December 31,
                       ----------------------------------------------------
                          1997        1996       1995       1994      1993       1993
BALANCE SHEET DATA:

Net investment in
  real estate assets   $1,142,324  $  987,260   $758,938  $679,725   $578,319   $578,319
Total assets            1,245,025   1,025,925    814,168   728,209    629,545    629,545
Total debt                741,413     590,295    392,754   373,300    276,928    276,928
Minority interest         123,897     114,425    113,692   108,036    109,796    109,796
Shareholders' equity      330,853     272,804    270,892   209,338    216,808    216,808

OTHER DATA:

Cash flows provided
   by (used in):
   Operating activities   $60,120   $  54,789    $28,977   $29,432  $      --
   Investing activities  (179,044)   (218,016)   (99,690) (112,608)        --
   Financing activities   183,858     164,496     71,689    72,863         --
Funds from Operations
  ("FFO") of the
  Operating Partnership(3) 74,096      61,997     51,236    43,634         --

FFO applicable to the
  Company                  52,853      42,778     35,353    27,908         --

(1) Represents the historical combined operations and combined financial position of CBL Properties, the predecessor entity. On November 3, 1993, the Company completed an initial public offering.
(2) The dividend of $.31 declared in 1993 represents an annualized divided of $1.50 paid for the period November 3, 1993 through December 31, 1993.
(3) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO. FFO does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of the cash available to fund all cash requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.

     Information included herein may contain "forward-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the Company's other filings with the Securities and Exchange Commission, including without limitation the Company's discussion of such risks and uncertainties elsewhere in this Annual Report on Form 10-K.

GENERAL BACKGROUND

     The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I and CBL Holdings II, which are the sole general partner and majority owner, respectively, of the Operating Partnership. As a result, the CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of the Operating Partnership, which includes at December 31, 1997, the operations of a portfolio of properties consisting of seventeen Malls, eleven Associated Centers, eighty-one Community Centers, an Office Building, joint venture investments in three Malls and one Associated Center, and income from six Mortgages. The Operating Partnership currently has under construction one Mall, one Associated Center, one power center and two Community Centers and owns options to acquire certain shopping center development sites. The consolidated financial statements also include the results of the Management Company.

     The Company classifies its regional malls into two categories - Stabilized Malls and New Malls. The New Mall category is presently comprised of WestGate Mall in Spartanburg, South Carolina, which was renovated and expanded and reopened in October 1996; Turtle Creek Mall in Hattiesburg, Mississippi which opened partially in October 1994 and the remainder in March 1995; Oak Hollow Mall in High Point, North Carolina which opened in August 1995; Springdale Mall in Mobile, Alabama which was acquired in September 1997 and is being redeveloped and retenanted; and Bonita
Lakes Mall in Meridian, Mississippi which opened in October 1997.

     On January 15, 1997, the Company completed a spot offering of 3,000,000 shares of common stock at $26.125. Management of the Company purchased 55,000 of those shares. The net proceeds of $74.3 million, after underwriters' discount, were used to repay variable rate indebtedness incurred in the development and acquisition program.

     On January 2, 1998, the Company purchased the 823,916 square foot Asheville Mall in Asheville, North Carolina for $65 million, which was funded by a $48.9 million acquisition loan with the balance funded from the Company's credit lines. On January 30, 1998 the Company, purchased the 1,078,568 square foot Burnsville Center in Burnsville (Minneapolis), Minnesota for $81 million which was funded by a $60.8 million acquisition loan with the balance funded from the Company's credit lines.

SALES
     Mall store sales, for those tenants who have reported, in the fifteen Stabilized Malls in the Company's portfolio, increased by 4.7% on a comparable per square foot basis as shown below:

                                          Year Ended December 31,
                                          -------------------------
                                            1997             1996
                                          --------         --------
              Sales per square foot        $251.73          $240.45

     Total sales volume in the mall portfolio, including New Malls, increased 21.6% to $875.1 million in 1997 from $719.5 million in 1996.

     Occupancy costs as a percentage of sales for the years ended December 31, 1997, 1996 and 1995 for the stabilized malls (excluding
St. Clair Square and Foothills Mall from 1996 and 1995) were 11.2%, 11.7% and 12.3%, respectively. The decrease in occupancy costs as a percentage of sales from 1996 to 1997 was due to both the Company's policy of cost containment and increasing sales.

OCCUPANCY
     Occupancy remained stable for the Company's overall portfolio with a breakdown by asset category as follows:

                                              At December 31,
                                         --------------------------
                                         1997                1996
                                         ------              ------
          Stabilized Malls               91.7%               89.0%
          New Malls                      89.2                87.7
          Associated Centers             83.3                99.6
          Community Centers              97.6                97.2
                                         ------              ------
          Total portfolio                93.7%               93.3%
                                         ======              ======

AVERAGE BASE RENTS
Average base rents for the Company's three portfolio categories:

                                   At December 31,
                          --------------------------------
                                                Percentage
                                                Increase
                           1997         1996    (Decrease)
                          --------    --------  ----------
Malls                     $19.33       $19.64     (1.6)%
Associated Centers          9.43         8.59      9.8
Community Centers           7.42         6.94      6.9

LEASE ROLLOVERS
     On spaces previously occupied, the Company achieved the following results from rollover leasing for the year ended December 31, 1997 over and above the base and percentage rent being paid by the previous tenant:

                                Per Square     Per Square
                                Foot Rent      Foot Rent     Percentage
                                Prior Lease(1) New Lease(2)  Increase
                                -----------    ------------  -----------
          Malls                    $19.85         $21.22         6.9%
          Associated Centers        12.61          13.47         6.8
          Community Centers          7.73           8.23         6.5

            (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
            (2) -  Average base rent over the term of the lease.

     In 1997 and 1996, respectively, revenues from the Malls represented 72.9% and 72.8% of total revenues from the properties; revenues from Associated Centers represented 3.8% and 3.3%, respectively; revenues from Community Centers represented 21.2% and 21.4%, respectively; and revenues from Mortgages and the Office Building represented 2.1% and 2.5%, respectively. Accordingly, revenues and results of operations are disproportionately impacted by the Malls' achievements.

     The Company's business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The Malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.


COMPARISON OF RESULTS OF OPERATIONS FOR 1997 TO THE RESULTS OF
OPERATIONS FOR 1996

     Total revenues in 1997 increased by $30.8 million, or 21.0%, to $177.6 million as compared to $146.8 million in 1996. Of this increase, minimum rents increased by $22.4 million, or 24.0%, to $115.6 million as compared to $93.2 million in 1996, percentage rents increased by $1.0 million, or 37.0%, to $3.7 million as compared to $2.7 million in 1996, other rents increased by $0.1 million, or 5.6%, to $1.9 million as compared to $1.8 million in 1996, and tenant reimbursements increased by $8.9 million, or 21.0%, to $51.3 million as compared to $42.4 million in 1996.

     Approximately $7.6 million of the increase in revenues resulted from a full year of operations at the one Mall and three new Community Centers opened during 1996 and $11.0 million from a full year of operations from St. Clair Square in Fairview Heights, Illinois. Approximately $10.2 million of the increase in revenues resulted from the nine new Community Centers and one Associated Center opened and the one Mall, one Associated Center and one Community Center acquired during 1997 offset by $1.9 million of revenues no longer received from five Community Centers sold in 1996. Improved occupancies and operations, expansions to existing properties, and increased rents in the Company's operating portfolio generated approximately $3.9 million of the increased revenues with Stabilized Malls contributing approximately $3.1 million and the Associated Center and Community Center portfolio contributing $0.8 million in increased revenues.

     Management, development and leasing fees were $2.4 million in both 1997 and 1996. Managed properties continue to provide the majority of this revenue augmented by an increase in development fees. Interest and other income decreased by $1.6 million to $2.7 million in 1997 from $4.3 million in 1996. This decrease was primarily due to the acquisition of a mortgaged property at the end of 1996 and the resulting elimination of interest income from the property.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 1997 by $10.9 million, or 24.3%, to $55.7 million as compared to $44.8 million in 1996. This increase is primarily the result of the opening of the thirteen new Properties over the past twenty four months and the acquisition of four Properties. The Company's cost recovery ratio decreased to 92.2% in 1997 as compared to 94.7% in 1996 primarily due the addition of properties with non-recoverable ground rent.

     Depreciation and amortization increased in 1997 by $6.9 million, or 27.2%, to $32.3 million as compared to $25.4 million in 1996. This increase resulted primarily from depreciation and amortization on the thirteen new Properties opened and the acquisition of four Properties over the past twenty four months.

     Interest expense increased in 1997 by $6.1 million or, 19.2%, to $37.8 million as compared to $31.7 million in 1996. This increase is primarily due to increased interest expense on the thirteen new Properties opened and the acquisition of four Properties over the past twenty four months offset by the reduction of variable rate debt with proceeds from the Company's follow-on offering in January 1997.

     General and administrative expense was $9.0 million in 1997 as compared to $8.5 million in 1996. This increase was primarily due to increases in reserves for state tax expense and general increases in overhead.

     Other expense was $0.3 million in 1997 and $0.6 million in 1996. These amounts represent the write-off of development projects which the Company has elected not to pursue.

     Gain on sales of real estate assets was $6.0 million in 1997 as compared to $13.6 million in 1996. The majority of these gains in 1997 are from outparcel and pad sales at the Community Centers under development:
Cortlandt Towne Center in Cortlandt, New York, Salem Crossing in Virginia Beach, Virginia and Springhurst Towne Center in Louisville, Kentucky. The gain on sales in 1997 also includes a $0.7 million gain on the sale of one completed Community Center. The majority of gain on sales in 1996 were from sales of five completed Community Centers for $7.6 million. Most of the remaining $6.0 million of outparcel sales in 1996 were in connection with the development of Springhurst Towne Center in Louisville, Kentucky and Massard Crossing in Ft. Smith, Arkansas.

     The extraordinary loss in 1997 of $1.1 million resulted from the extinguishment of debt on a number of properties, the largest of which was Hamilton Place Mall in Chattanooga, Tennessee. The reduction in the interest rate on the refinanced debt on Hamilton Place was 2.25% per annum.

COMPARISON OF RESULTS OF OPERATIONS FOR 1996 TO THE RESULTS OF OPERATIONS
FOR 1995

     Total revenues in 1996 increased by $15.1 million, or 11.4%, to $146.8 million as compared to $131.7 million in 1995. Of this increase, minimum rents increased by $10.9 million, or 13.2%, to $93.2 million as compared to $82.3 million in 1995, percentage rents decreased by $0.1 million, or 3.1%, to $2.7 million as compared to $2.8 million in 1995, other rents increased by $0.3 million, or 16.6%, to $1.8 million as compared to $1.5 million in 1995, tenant reimbursements increased by $4.0 million, or 10.6%, to $42.4 million as compared to $38.4 million in 1995.

     Approximately $8.2 million of the increase in revenues resulted from a full year of operations at the five Community Centers opened during 1995 and a full year of operations for Phase II of Turtle Creek Mall in Hattiesburg, Mississippi. The Mall and one Community Center the Company acquired on
March 31, 1995 contributed
approximately $2.0 million of new revenues in 1996. The four Community Centers and one Mall opened during 1996 contributed approximately $0.7 million of new revenues during 1996. Those Properties are as follows:
(i) 101,000-square-foot free-standing Lowe's in Adrian, Michigan, opened June 1996; (ii) 105,000-square-foot Devonshire Place in Cary, North Carolina, opened September 1996; (iii) 60,000-square-foot LaGrange
Commons in LaGrange, New York, opened November 1996; (iv) 119,000-square-foot Kingston Overlook in Knoxville, Tennessee, opened November 1996 and
(v) 1,100,000-square-foot WestGate Mall in Spartanburg, South Carolina, reopened October 1996.

     St. Clair Square in Fairview Heights, Illinois, the Mall acquired on November 25, 1996, contributed $1.3 million of new revenues in 1996. Improved occupancies and operations, and increased rents in the Company's operating portfolio generated approximately $2.9 million of the new revenues with Stabilized Malls contributing approximately $1.8 million and the Associated Center and Community Center portfolio contributing $1.1 million in increased revenues.

     Management, leasing and development fees decreased $0.1 million to $2.4 million in 1996 from $2.5 million in 1995. This decrease was primarily due to the curtailment of development fees earned in 1995 from Hannaford Bros. offset by the increase from a management contract for Ogden City Mall in Ogden, Utah and increased management and leasing fees from Madison Square Mall in Huntsville, Alabama, which the Company owns in a joint venture. Interest and other income increased by $0.1 million to $4.3 million in 1996 from $4.2 million in 1995.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 1996 by $4.1 million, or 10.0%, to $44.8 million as compared to $40.7 million in 1995. This increase is primarily the result of the opening of the nine new Community Centers and one Mall over the past twenty four months, the acquisition of the three Properties, and increases in maintenance and security in the Company's operating portfolio. The Company's cost recovery ratio increased slightly to approximately 94.7% in 1996 as compared to 94.3% in 1995.

     Depreciation and amortization increased in 1996 by $2.6 million, or 11.4%, to $25.4 million as compared to $22.8 million in 1995. This increase resulted primarily from depreciation and amortization on the nine new Community Centers and one Mall opened and the acquisition of three
Properties over the past twenty four months.

     Interest expense decreased in 1996 by $0.3 million, or 0.8%, to $31.7 million as compared to $32.0 million in 1995. This decrease is primarily due to the conversion of variable rate debt to permanent rate debt, the reduction of variable rate debt with proceeds from the Company's follow-on offering in September 1995, and lower interest rates on variable rate debt offset by increased interest expense on the nine new Community Centers and one Mall opened and the acquisition of three Properties over the past twenty four months.

     General and administrative expense was $8.5 million in 1996 as compared to $8.0 million in 1995. This increase was primarily due to increases in reserves for state tax expense and for payroll in management and leasing.

     Other expense was $0.6 million in 1996 and 1995. These amounts represent the write-off of development projects which the Company has elected not to pursue.

     Gain on sales of real estate assets was $13.6 million in 1996 as compared to $2.2 million in 1995. The majority of these gains were from sales of five completed Community Centers for $7.6 million. These Community Centers consist of: (i) Lowe's Plaza in Adrian, Michigan; (ii) Lowe's in Benton Harbor, Michigan; (iii) Hannaford Bros. in Richmond, Virginia; (iv) Chester Plaza in Chester, Virginia; and (v) Lakeshore Crossing in Gainesville, Georgia. Most of the remaining $6.0 million of outparcel sales in 1996 were in connection with the development of Springhurst Towne Center in Louisville, Kentucky and Massard Crossing in Fort Smith, Arkansas.

     The extraordinary loss in 1996 of $0.8 million resulted from the Company's share of the early extinguishment of debt from its joint venture in Governor's Square in Clarksville, Tennessee. The reduction in the interest rate on the refinanced debt was 1.4% per annum.


LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, expansion and renovation programs, and debt repayment. To maintain its qualification as a REIT under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code.

     As of February 28, 1998, the Company had $12.7 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of February 28, 1998, the Company had obtained revolving credit lines and term loans totaling $187.5 million of which $36.1 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a shelf registration statement authorizing shares of the Company's preferred stock, common stock and warrants to purchase shares of the Company's Common Stock with an aggregate public offering price of up to $350 million. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 28.3% ownership interest in the Operating Partnership held by the Company's executive and senior officers and certain other persons which may be exchanged for approximately 9.5 million shares of Common Stock. Additionally, Company executive officers and directors own approximately
1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 33.2%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 33.5 million shares of Common Stock with a market value of approximately $828.0 million at December 31, 1997 (based on the closing price of $24.688 per share on December 31, 1997). The ownership interests in the Operating Partnership of the executive officers and directors of the Company and their affiliates had a market value of approximately $274.7 million at December 31, 1997.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest accounted for under the equity method of accounting. At
December 31, 1997, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in seven properties was $718.7 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $42.7 million for total debt obligations of $761.4 million with a weighted average interest rate of 7.6%. Variable rate debt accounted for $349.7 million with a weighted average interest rate of 7.0%. Variable rate debt accounted for approximately 45.9% of the Company's total debt and 22.0% of its total capitalization. Of this variable rate debt, $159.5 million is related to construction projects. Periodically, the Company enters into interest rate cap and swap agreements to reduce interest rate risks on variable rate debt. The

Company has entered into interest rate cap and swap agreements for $155.2 million at year end and an additional $146 million in swaps in 1998 on the variable rate debt associated with operating properties. The Company's current exposure to interest rate fluctuations which could impact funds from operations is effectively eliminated after taking into account interest rate cap and swap agreements.

     In April 1995, the Company executed a three-year interest rate swap agreement with First Union National Bank on $5.5 million of debt on its shopping center in Benton Charter Township, Michigan. This swap agreement effectively fixes the interest rate on the $5.5 million of debt at 8.5%.
In June 1995, the Company executed a $50.0 million interest rate swap agreement with NationsBank N.A. for a three-year period whish has the effect of fixing $50 million of LIBOR-based variable rate debt at a LIBOR rate no greater than 5.52%. There were no fees charged to the Company related to these transactions. In December 1997, the Company obtained two one year $100 million caps which has the effect of fixing $100 million of LIBOR-based variable rate debt at a LIBOR rate no greater than 7% for 1998 and 7.5% for 1999. There was a fee paid to obtain these caps. In January 1998, the Company executed an interest rate swap agreement which has the effect of fixing the LIBOR component of $65 million of the company's LIBOR-based variable rate debt at 5.72% for a term of two years. In February 1998, the Company executed an interest rate swap agreement which has the effect of fixing the LIBOR component of $81 million of the company's LIBOR-based variable rate debt at 5.54% for a term of two years.

     In February 1997, the Company added $38 million and one additional bank to its credit facilities. The Company has reduced the variable interest rate on all of its credit facilities to a weighted average interest rate of 99 basis points over LIBOR at January 31, 1998 from a weighted average interest rate of 144 basis points over LIBOR at December 31, 1996.

     The following table sets forth the Company's credit facilities at January 31, 1998 as follows (in thousands):

                                  Interest Rate     Current
Credit Facility     Amount        Over LIBOR        Balance   Maturity
------------------ ----------   ----------------    -------- ---------------
SunTrust           $  10,000     90 Basis Points     $10,000  April 1999
First Tennessee       80,000    100 Basis Points      65,900  June 1999
Wells Fargo           85,000    100 Basis Points      62,134  September 1999

     The First Tennessee credit facility has $2.5 million of outstanding letters of credit which reduce the amount of available credit. Each of the credit facilities include covenants that require the Company to maintain minimum net worth levels, interest and debt coverage ratios, total obligations to capitalized value, and limitations on fixed rate debt. The credit facilities also require the Company's senior management continue to consist of certain individuals and to maintain certain levels of minority ownership in the Operating Partnership. The First Tennessee Bank credit facility provides that if the Company completes an offering of its securities, not less than 75% of the net proceeds of any such offering will be applied for the benfit of the Operating Partnership.

     During March 1997, the Company closed on a ten-year loan on Hamilton Place Mall in Chattanooga, Tennessee, owned 90% by the Company, in the amount of $75 million at an interest rate of 7.0% and a twenty-year loan with a five-year rate reset option on WestGate Mall in Spartanburg, South Carolina in the amount of $52 million at an interest rate of 6.95%. The proceeds from these loans were used to repay existing fixed rate and variable rate debt.

     On January 15, 1997, the Company completed a spot offering of 3,000,000 shares of common stock at $26.125. Management of the Company purchased 55,000 of those shares. The net proceeds of $74.3 million, after underwriters' discount, were used to repay variable rate indebtedness incurred in the development and acquisition program. This transaction provided the Company with a stronger capital structure to pursue its new developments and acquisitions.

     In January 1998, the Company extended a term loan with Compass Bank in the amount of $12.5 million at an interest rate of 50 basis points over LIBOR. The maturity of this facility has been extended to April 15, 1998. This loan was used to repay higher variable rate debt.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 47.9% at December 31, 1997, as compared to 43.8% at December 31, 1996.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     During 1997, the Company opened approximately 3,166,000 square feet of new retail properties consisting of the following:

                                                      Total
Project Name                 Location                 GLA        Anchors
---------------------------  ----------------------   ---------  -----------------------------------------------
Northpark Center             Richmond, Virginia        62,500       Hannaford Food & Drug
The Terrace                  Chattanooga, Tennessee   156,317       HomePlace, Barnes & Noble, Circuit City,
                                                                    Staples
Massard Crossing             Fort Smith, Arkansas     290,717       Wal*Mart, Goody's, TJ Maxx
Strawbridge Marketplace      Virginia Beach, Virginia  43,570       Regal Cinemas
Springhurst Towne Center     Louisville, Kentucky     798,736       Target, Meijer, TJ Maxx, Kohl's,
                                                                    Cinemark, Books-A-Million, Office Max
Bonita Lakes Mall            Meridian, Mississippi    631,555       Dillard's, Goody's, JCPenney, McRae's, Sears
Bonita Lakes Crossing        Meridian, Mississippi    110,524       Books-A-Million, TJ Maxx, Office Max
Cortlandt Town Center        Cortlandt,               772,451       Wal*Mart, Home Depot, HomePlace, Steinbach,
                              (Westchester County)                  A&P, Office Max, United Artists, PetsMart,
                                       New York                     Marshalls, Barnes & Noble
Salem Crossing               Virginia Beach, Virginia 289,305       Hannaford, Wal*Mart
Chester Plaza                Richmond, Virginia        10,000       Hannaford Food & Drug

     During 1997, the Company acquired 1,199,892 square feet consisting of the following:

                                                      Total
Project Name                 Location                 GLA        Anchors
---------------------------  ----------------------   ---------  -----------------------------------------------
Springdale Mall              Mobile, Alabama          926,376    Gayfers, McRae's, Montgomery Ward
Sutton Plaza                 Mount Olive, New Jersey  122,027    A&P Food Market, Ames Department Store
WestGate Crossing            Spartanburg, South       151,489    Circuit City, Toys R Us
                               Carolina

     During the first month of 1998, the Company acquired 1,902,484 square feet consisting of the following:

                                                      Total
Project Name                 Location                 GLA        Anchors
---------------------------  ----------------------   ----------  -----------------------------------------------
Asheville Mall               Asheville, North            823,916   Dillard's, Belk, JCPenney, Sears,
                               Carolina                            Montgomery Ward
Burnsville Center            Burnsville (Minneapolis), 1,078,568   Dayton-Hudson, JCPenney, Mervyn's, Sears
                               Minnesota

     During 1997, the Company added more than 200,000 square feet to existing centers through expansions as follows:


                                                      Total
Project Name                 Location                 GLA        Additions
---------------------------  ----------------------   ---------  -----------------------------------------------
Buena Vista Plaza            Columbus, Georgia          7,500      Shops
Pemberton Plaza              Vicksburg, Mississippi    12,000      Shops
Twin Peaks Mall              Longmont, Colorado       108,000      Dillard's and shops
Frontier Mall                Cheyenne, Wyoming         85,540      Dillard's

     The Company currently has approximately 1,900,000 square feet under construction consisting of:

                                                      Total
Project Name                 Location                 GLA        Opening Date
---------------------------  ----------------------   ---------  -----------------------------------------------
Arbor Place Mall             Douglasville, Georgia    854,000    October 1999
The Landing at Arbor Place   Douglasville, Georgia    162,000    October 1999
Sand Lake Corners            Orlando, Florida         594,000    November 1998/April 1999
Sterling Creek Commons       Portsmouth, Virginia      66,000    June 1998
Fiddler's Run                Morganton, North         163,000    March 1999
                                Carolina
Hamilton Crossing
  (expansion)                Chattanooga, Tennessee    14,000    March/April 1998
Girvin Plaza (expansion)     Jacksonville, Florida     23,645    May 1998
Springdale Mall (redevelop)  Mobile, Alabama           26,000    May 1998

     The Company has also entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the Company currently has no other capital commitments.

     It is management's expectation that the Company will continue to have access to the capital resources necessary to expand and grow its business. Future development and acquisition activities will be undertaken by the REIT as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

     The Company will fund its major development, expansion and acquisition activity with its traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings, and its credit facilities.

OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 70% to 90% of its funds from operations with the remaining 10% to 30% to be held as a reserve for capital expenditures and continued growth opportunities.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or revolving lines of credit, and a return on the funds so invested is expected to be earned.

     For the year ended December 31, 1997, revenue generating capital expenditures or tenant allowances for improvements were $5.8 million.
These capital expenditures generate a return by increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $3.8 million. Revenue neutral capital expenditures, such as parking lot and roof repairs, which are recovered from the tenants, were $6.1 million in 1997.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.


IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents from the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

YEAR 2000 ISSUES

     The Company has certain existing computer programs that were written using two digits rather than four to define the applicable year. As a result, those computer programs have time sensitive software that recognizes a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send orders and invoices, or engage in similar normal business activities.

     The Company has completed a program to identify its applications that are not year 2000 compliant. As a result of this identification program, the Company believes that while its core accounting application is year 2000 compliant, certain of its other applications are not yet year 2000 compliant. The Company has undertaken to correct or replace all non-compliant systems and applications. Given the information known at this time about the Company's systems that are noncompliant and the Company's ongoing efforts to correct or replace all non-compliant systems, Management does not expect the year 2000 compliance of the Company's systems to have a material effect on the Company's future liquidity or results of operations. No assurance can be given, however, that all of the Company's systems will be year 2000 compliant or that compliance costs or the impact of a failure by the Company to achieve substantial year 2000 compliance will not have a material adverse effect on the Company's future liquidity or results of operations.

     The Company has initiated communications with its significant suppliers and tenants to determine the extent to which the Company is vulnerable to the failure of such parties to remediate their year 2000 compliance issues. No assurance can be given, however, that the systems of these outside parties will be made year 2000 compliant in a timely manner or that the noncompliance of the systems of any of these parties would not have a materially affect on the Company's liquidity or results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that all items required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS
No. 130 for all periods ending after January 1, 1998. The adoption of SFAS No. 130 is not expected to have any material effect on the results of operations of the Company.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise & Related Information". This statement requires that segments of a business be disclosed in interim and annual financial statements. The Company will adopt SFAS No. 131 for all periods ending after January 1998.

CASH FLOWS

     Cash flows provided by operating activities for 1997 increased by $6.1 million, or 11.1%, to $60.9 million from $54.8 million in 1996. This increase was primarily due to the cash provided from the operations of thirteen new Properties and the acquisition of four Properties in the last twenty-four months. Cash flows used in investing activities for 1997 increased by $27.9 million, or 12.8%, to $245.9 million compared to $218.0 million in 1996. This increase was due primarily to the borrowing and escrow of cash on December 31, 1997 to purchase Asheville Mall in Asheville, North Carolina on January 2, 1998, offset by a smaller dollar amount of acquisitions in 1997 as compared to 1996. Cash flows provided by financing activities for 1997 increased by $19.4 million, or 11.8%, compared to 1996 primarily due to increased borrowings related to the development and acquisition program offset by the January 1997 follow-on offering which was used to pay down borrowings.

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations as defined on page 9 provides an additional indicator of the financial performance of the Properties. Funds from Operations is defined by the Company as net income
(loss) before property depreciation, other non-cash items (consisting of the effect of straight-lining of rents and the write-off of development projects not being pursued), gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. The cost of interest rate caps and finance costs on the Company's lines of credit are amortized in interest expense and therefore reduces Funds from Operations. The Company's calculation of Funds from Operations excludes the difference in average rents (straight-lining) and actual rents received. Funds From Operations also includes the Company's share of Funds from Operations in unconsolidated properties and excludes minority interests' share of Funds From Operations in consolidated properties.

     The use of Funds from Operations as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that Funds from Operations will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the Company). Management also believes that Funds from Operations is a widely used measure of the operating performance of REITs and provides a relevant basis for comparison among REITs. Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles and is not necessarily indicative of cash from operations available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

     In 1997, Funds from Operations increased by $12.1 million, or 19.5%, to $74.1 million as compared to $62.0 million in 1996. The increase in Funds From Operations was primarily attributable to the continuing increase in revenues and income from operations, new developments and acquisitions.

     Beginning with the first quarter of 1996 the Company complied with NAREIT's revised definition of Funds from Operations by not adding back depreciation and amortization of finance costs and non-real estate assets to income from operations. The Company has restated prior year's Funds From Operations to conform with the revised definition. Although NAREIT allows it the Company will continue to exclude outparcel sales (which would have added $5.3 million in 1997) and the effect of straight-line rents (which would have added $2.4 million in 1997) from its Funds from Operations calculation, even though the revised definition allows their inclusion.

     The Company's calculation of Funds from Operations is as follows (dollars in thousands):

                                           Three Months Ended   Year Ended
                                           December 31,         December 31,
                                           -------------------  ------------------
                                             1997       1996      1997      1996
                                           ---------  --------  --------   -------

     Income from operations                 $12,336   $ 9,622   $42,404    $35,793

     ADD:

     Depreciation & amortization
          from consolidated properties        8,669     6,856    32,308     25,439

     Income from operations of
          unconsolidated affiliates             402       302     1,916      1,831

     Depreciation & amortization
     from unconsolidated affiliates             341       306     1,334      1,203

     Write-off of development costs
     charged to net income                      285       196       330        646

     SUBTRACT:

     Minority investors' share
     of income from operations
     in nine properties                        (103)     (142)     (508)      (527)

     Minority investors' share
     of depreciation and amortization
     in nine properties                        (252)     (173)     (834)      (659)

     Preference return paid to mortgagees        --       (64)       --       (395)

     Adjustment for the straight-
     lining of rents:
         Consolidated properties               (917)     (311)   (2,445)    (1,039)
         Unconsolidated affiliates              (44)        5       (46)         9
         Minority investor's share of
         nine propertiese                        16       (28)       73        (17)

     Depreciation and amortization
     of non-real estate assets amd
     finance costs                             (116)      (93)     (436)      (287)
                                           ---------  --------  --------   -------
     TOTAL FUNDS FROM OPERATIONS            $20,617   $16,476   $74,096    $61,997
                                           =========  ========  ========   =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Index to Financial statements contained in
         Item 14 on page 58.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 27, 1997 with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 27, 1998 with the Commission with respect to its Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 27, 1998 with the Commission with respect to its Annual Meeting of Stockholders to be held on April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 27, 1998 with the Commission with respect to its Annual Meeting of Stockholders to be held on April 30, 1998.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)  Financial Statements                                               Page

     Report of Independent Public Accountants                               59

     CBL & Associates Properties, Inc. Consolidated Balance Sheets as of    60
     December 31, 1997 and 1996.

     CBL & Associates Properties, Inc. Consolidated Statements of           61
     Operations for the Years Ended December 31, 1995, 1996 and 1997

     CBL & Associates Properties, Inc. Consolidated Statements of           62
     Shareholders' Equity for the Years Ended December 31, 1995, 1996
     and 1997

     CBL & Associates Properties, Inc. Consolidated Statements of           63
     Cash Flows for the Years Ended December 31, 1995, 1996 and 1997

     Notes to Financial Statements                                          64

(2)  Financial Statement Schedules

     Schedule II Allowance for Credit Losses                                77
     Schedule III Real Estate and Accumulated Depreciation                  78
     Schedule IV Mortgage Loans on Real Estate                              86

     Financial Statement Schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in the Company's Consolidated Financial Statements in item 14 or are reported elseware.

(3)  Exhibits


EXHIBIT
NUMBER                DESCRIPTION


3.1          -- Amended and Restated Certificate of Incorporation of the
                Company(a)

3.2          -- Certificate of Amendment to the Amended & Restated
                Certificate of Incorporation of the Company (b)

3.3          -- Amended and Restated Bylaws of the Company(a)

4            -- See Amended and Restated Certificate of Incorporation of
                the Company, relating to the Common Stock(a)

10.1         -- Partnership Agreement of the Operating Partnership(a)

10.2         -- Property Management Agreement between the Operating
                Partnership and the Management Company(a)

10.3         -- Property Management Agreement relating to Retained
                Properties(a)

10.4.1       -- CBL & Associates Properties, Inc. 1993 Stock Incentive
                Plan(a)dagger

10.4.2       -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for Charles B. Lebovitz dagger

10.4.3       -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for James L. Wolford dagger

10.4.4       -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for John N. Foy dagger

10.4.5       -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for Jay Wiston dagger

10.4.6       -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for Ben S. Landress dagger

10.4.7       -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for Stephen D. Lebovitz dagger

10.4.8       -- Stock Restriction Agreement, dated December 28, 1994, for
                Charles B. Lebovitz dagger

10.4.9       -- Stock Restriction Agreement, dated December 2, 1994, for
                John N. Foy dagger

10.4.10      -- Stock Restriction Agreement, dated December 2, 1994, for
                Jay Wiston dagger

10.4.11      -- Stock Restriction Agreement, dated December 2, 1994, for
                Ben S. Landress dagger

10.4.12      -- Stock Restriction Agreement, dated December 2, 1994, for
                Stephen D. Lebovitz dagger

 10.5        -- Purchase Agreement relating to Frontier Mall(c)

10.6.1       -- Purchase Agreement relating to Georgia Square (JMB)(c)

10.6.2       -- Purchase Agreement Relating to Georgia Square
                (JCPenney)(c)

10.7         -- Purchase Agreement relating to Post Oak Mall(c)

10.8         -- Indemnification Agreements between the Company and the
                Management Company and their officers and directors(a)

10.9.1       -- Employment Agreement for Charles B. Lebovitz(a) dagger

10.9.2       -- Employment Agreement for James L. Wolford(a)dagger

10.9.3       -- Employment Agreement for John N. Foy(a)dagger

10.9.4       -- Employment Agreement for Jay Wiston(a)dagger

10.9.5       -- Employment Agreement for Ben S. Landress(a)dagger

10.9.6       -- Employment Agreement for Stephen D. Lebovitz(a)dagger

10.10        -- Subscription Agreement relating to purchase of the Common
                Stock and Preferred Stock of the Management Company(a)

10.11        -- Option Agreement relating to certain Retained Properties(a)

10.12        -- Option Agreement relating to Outparcels(a)

10.13.1      -- Property Partnership Agreement relating to Hamilton Place(a)

10.13.2      -- Property Partnership Agreement relating to CoolSprings
                Galleria(a)

10.14.1      -- Acquisition Option Agreement relating to Hamilton Place(a)

10.14.2      -- Acquisition Option Agreement relating to the Hamilton Place
                Centers(a)

10.14.3      -- Acquisition Option Agreement relating to the Office
                Building(a)

10.15        -- Revolving Credit Agreement between the Operating
                Partnership and First Tennessee Bank, National
                Association, dated as of March 2, 1994(d)

10.16        -- Revolving Credit Agreement, dated July 28, 1994,
                between the Operating Partnership and Wells Fargo
                Advisors Funding, Inc., NationsBank of Georgia, N.A. and First Bank National Association(e)

10.17        -- Revolving Credit Agreement, dated October 14, 1994,
                between the Operating Partnership and American
                National Bank and Trust Company of Chattanooga(f)

10.18        -- Revolving Credit Agreement, dated November 2, 1994,
                between the Operating Partnership and First Tennessee Bank National Association(f)

10.19        -- Promissory Note Agreement between the Operating
                Partnership and Union Bank of Switzerland dated
                May 5, 1995(g)

10.20        -- Amended and Restated Loan Agreement between the
                Operating Partnership and First Tennessee Bank
                National Association dated July 12, 1995(h)

10.21        -- Second Amendment to Credit Agreement between the
                Operating Partnership and Wells Fargo Realty
                Advisors Funding, Inc. dated July 5, 1995(h)

10.22        -- Consolidation, Amendment, Renewal, and Restatement
                of Notes between the Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(i)

10.23        -- Promissory Note Agreement between High Point
                Development Limited Partnership and The
                Northwestern Mutual Life Insurance Company dated
                January 26, 1996(j)

10.24        -- Promissory Note Agreement between Turtle Creek
                Limited Partnership and Connecticut General Life
                Insurance Company dated February 14, 1996(j)

10.25        -- Amended and Restated Credit Agreement between the
                Operating Partnership and Wells Fargo Bank N.A.
                etal dated September 26, 1996. (k)

10.26        -- Promissory Note Agreement between the Operating
                Partnership and Compass Bank dated
                September 17, 1996. (k)

10.27        -- Promissory Note Agreement between St Clair Square
                Limited Partnership and Wells Fargo National
                Bank dated, December 11, 1996.(l)

10.28        -- Promissory Note Agreement between Lebcon Associates
                and Principal Mutual Life Insurance Company dated, March 18, 1997.(l)

10.29        -- Promissory Note Agreement between Westgate Mall
                Limited Partnership and Principal Mutual Life
                Insurance Company dated, February 16, 1997.(l)

10.30        -- Amended and Restated Credit Agreement between the
                Operating Partnership and First Tennessee Bank etal dated February 24, 1997.(l)

10.31        -- Amended and Restated Credit Agreement between the
                Operating Partnership and First Tennessee Bank etal dated July 29, 1997

10.32        -- Second Amended and Restated Credit Agreement between
                the Operating Partnership and Wells Fargo Bank N.A. etal dated June 5, 1997 Effective April 1,1997.

10.33        -- First Amendment to Second Amended and Restated Credit
                Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated November 11, 1997.

10.34        -- Loan Agreement between Asheville LLC and Wells Fargo
                Bank N.A. dated February 17, 1998

10.35        -- Loan Agreement between Burnsville Minnesota LLC
                and U.S. Bank National Association dated
                January 30, 1998

10.36        -- Modification No. One to the Amended and Restated
                Agreement of Limited Partnership of CBL & Associates Limited Partnership Dated March 31, 1997.

10.37        -- Modification No. Two to the Amended and Restated
                Agreement of Limited Partnership of CBL & Associates Limited Partnership Dated February 19, 1998.

21           -- Subsidiaries of the Company

23           -- Consent of Arthur Andersen LLP


(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

(b) Incorporated by reference to Exhibit B to the Company's Definitive
    Schedule 14A, Dated April 1, 1996.

(c) Incorporated by reference to Amendment No. 2 to the Company's
    Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on October 26, 1993.

(d) Incorporated herein by reference to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 1993.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(f) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(j) Incorporated by reference to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 1995.

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(l) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


dagger A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(4)    Reports on Form 8-K

       Information on the Acquisition of Asheville Mall in Asheville, North Carolina was filed on January 16, 1998.

       The outline from the Company's February 4, 1998 conference call with analysts regarding earnings (Item 5) was filed on February 4, 1998.

       Information on the Acquisition of Burnsville Center in Burnsville, Minneapolis was filed on February 13, 1998.

       Additional Information on the acquisition of Asheville
       Mall in Asheville, North Carolina was filed in an 8-K/A on February 18, 1998.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CBL & ASSOCIATES PROPERTIES, INC.
                                   (Registrant)


                                  By: /s/ Charles B. Lebovitz
                                    ------------------------
                                    Charles B. Lebovitz
                                    Chairman of the Board,
                                    President and Chief
                                    Executive Officer

Dated: March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title                           Date
----------                    ------                          -----

/s/ Charles B. Lebovitz       Chairman of the Board,          March 30, 1998
------------------------      President and Chief
Charles B. Lebovitz           Executive Officer (Principal
                              Executive Officer)

/s/ John N. Foy               Director, Executive             March 30, 1998
------------------------      Vice President, Chief
     John N. Foy              Financial Officer and
                              Secretary (Principal Financial
                              Officer and Principal
                              Accounting Officer)

 /s/ Stephen D. Lebovitz
------------------------      Director, Senior Vice          March 30, 1998
Stephen D. Lebovitz           President and Treasurer


  /s/ Claude M. Ballard       Director                       March 30, 1998
------------------------
Claude M. Ballard


  /s/ Leo Fields              Director                        March 30, 1998
-------------------------
Leo Fields


    /s/ Willian J. Poorvu     Director                        March 30, 1998
-------------------------
William J. Poorvu


/s/ Winston W. Walker          Director                       March 30, 1998
-------------------------
Winston W. Walker


*By:/s/  Charles B. Lebovitz  Attorney-in-Fact               March 30, 1998
--------------------------
Charles B. Lebovitz

                INDEX TO FINANCIAL STATEMENT SCHEDULES


     Report of Independent Public Accountants                               59

     CBL & Associates Properties, Inc. Consolidated Balance Sheets as of    60
          December 31, 1997 and 1996.


     CBL & Associates Properties, Inc. Consolidated Statements of           61
          Operations for the Years Ended December 31, 1995, 1996 and 1997

     CBL & Associates Properties, Inc. Consolidated Statements of           62
          Shareholders' Equity for the Years Ended December 31, 1995,
          1996 and 1997

     CBL & Associates Properties, Inc. Consolidated Statements of Cash      63
          Flows for the Years Ended December 31, 1995, 1996 and 1997

     Notes to Financial Statements                                          64

        Schedule II Allowance for Credit Losses                             77

        Schedule III-Real Estate and Accumulated Depreciation               78

        Schedule IV- Mortgage Loans on Real Estate                          86

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of CBL & Associates Properties, Inc.:

We have audited the accompanying consolidated balance sheets of CBL & ASSOCIATES PROPERTIES, INC. (a Delaware corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP

Chattanooga, Tennessee
February 3, 1998

     CBL & ASSOCIATES PROPERTIES, INC. CONSOLDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                    December 31,
                                                 ----------------------
ASSETS                                              1997        1996
                                                 ----------  ----------
REAL ESTATE ASSETS:
  Land                                           $  164,895  $  119,965
  Buildings and improvements                      1,019,283     883,683
                                                 ----------  ----------
                                                  1,184,178   1,003,648
     Less: Accumulated depreciation                (145,641)   (114,536)
                                                 ----------  ----------
                                                  1,038,537     889,112
  Developments in progress                          103,787      98,148
                                                 ----------  ----------
      Net investment in real estate assets        1,142,324     987,260
CASH AND CASH EQUIVALENTS                             3,124       4,298
CASH IN ESCROW                                       66,108           -
RECEIVABLES:
     Tenant, net of allowance for doubtful
     accounts of $1,300 in 1997 and
     $450 in 1996                                    12,891      11,417
     Other                                            1,121       1,087
MORTGAGE NOTES RECEIVABLE                            11,678      14,858
OTHER ASSETS                                          7,779       7,005
                                                 ----------  ----------
                                                 $1,245,025  $1,025,925

LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE AND OTHER NOTES PAYABLE                 $  741,413  $  590,295
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES             41,978      39,785
                                                 ----------  ----------
      Total liabilities                             783,391     630,080



DISTRIBUTIONS AND LOSSES IN EXCESS OF
 INVESTMENT IN UNCONSOLIDATED AFFILIATES              6,884       8,616
                                                 ----------  ----------
MINORITY INTEREST                                   123,897     114,425
                                                 ----------  ----------
COMMITMENTS AND COMTIGENCIES (NOTES 4 AND 13)

SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value,                        -           -
5,000,000 shares authorized, none issued

  Common stock, $.01 par value, 95,000,000
shares authorized, 24,063,963 and
20,965,790 shares issued and outstanding
in 1997 and 1996, respectively                          241         210

  Excess stock, $.01 par value, 100,000,000
shares authorized, none issued                            -           -
  Additional paid-in capital                        359,541     293,824
  Accumulated deficit                               (28,433)    (20,855)
  Deferred compensation                                (496)       (375)
                                                 ----------  ----------
    Total shareholders' equity                      330,853     272,804
                                                 ----------  ----------
                                                 $1,245,025  $1,025,925
                                                 ==========  ==========

The accompanying notes are an integral part of these balance sheets.

CBL & ASSOCIATES PROPERTIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share data)

                                              Year Ended December 31,
                                           -----------------------------
                                             1997      1996      1995
                                           ---------  --------  --------
REVENUES:
 Rentals:
    Minimum                                 $115,640   $93,217   $82,319
    Percentage                                 3,660     2,724     2,811
    Other                                      1,949     1,758     1,507
  Tenant reimbursements                       51,302    42,447    38,370
  Management, development and leasing fees     2,378     2,384     2,506
  Interest and other                           2,675     4,275     4,214
                                           ---------  --------  --------
        Total revenues                       177,604   146,805   131,727

EXPENSES:
  Property operating                          30,585    24,232    21,611
  Depreciation and amortization               32,308    25,439    22,834
  Real estate taxes                           14,859    11,587    10,087
  Maintenance and repairs                     10,239     8,957     8,991
  General and administrative                   9,049     8,467     8,049
  Interest                                    37,830    31,684    31,951
  Other                                          330       646       605
                                           ---------  --------  --------
        Total expenses                       135,200   111,012   104,128
                                           ---------  --------  --------
INCOME FROM OPERATIONS                        42,404    35,793    27,599
GAIN ON SALES OF REAL ESTATE ASSETS            6,040    13,614     2,213
EQUITY IN EARNINGS  OF
  UNCONSOLIDATED AFFILIATES                    1,916     1,831     1,450
MINORITY INTEREST IN EARNINGS:
  Operating partnership                      (13,819)  (15,468)  (10,527)
  Shopping center properties                    (508)     (527)     (386)
                                           ---------  --------  --------
INCOME BEFORE EXTRAORDINARY ITEM              36,033    35,243    20,349
EXTRAORDINARY LOSS ON
  EXTINGUISHMENT OF DEBT                      (1,092)     (820)     (326)
                                           ---------  --------  --------
        NET INCOME                           $34,941   $34,423   $20,023
                                           =========  ========  ========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item             $1.51     $1.69     $1.14
  Extraordinary loss on
    extinguishment of debt                     (0.05)    (0.04)    (0.02)
                                           ---------  --------  --------
       Net income                              $1.46     $1.65     $1.12
                                           =========  ========  ========
      Weighted average shares outstanding     23,895    20,890    17,827

      DILUTED EARNINGS PER COMMON SHARE:
      Income before extraordinary item         $1.49     $1.68     $1.14
      Extraordinary loss on
        extinguishment of debt                 (0.05)    (0.04)    (0.02)
                                           ---------  --------  --------
      Net income                               $1.45     $1.64     $1.12
                                           =========  ========  ========
      Weighted average shares and
        dilutive equivalent shares
        outstanding:                          24,151    21,022    17,856
                                           =========  ========  ========

The accompanying notes are an integral part of these statements.

CBL & ASSOCIATES PROPERTIES, INC. CONSOLIDATED STATEMENTS OF
SHAREHOLDERS' EQUITY
              (In thousands, except share and per share data)

                                                  Additional
                                      Common      Paid-in     Accumulated  Deferred
                                      Stock       Capital     Deficit      Compensation   Total
                                      ---------   ----------  -----------  ------------   --------
BALANCE, DECEMBER 31, 1994            $   166     $219,776    $(10,366)    $  (238)       $209,338
  Net income                                -            -      20,023           -          20,023
  Dividends, $1.59 per share                -            -     (29,799)          -         (29,799)
  Issuance of 29,624 shares of
    common stock                            -          602           -        (282)            320
  Issuance of 4,163,500 shares of
    common stock through a
    public offering                        42       80,618           -           -          80,660
     through a public offering
  Minority interest in Operating
     Partnership                            -       (9,924)          -           -          (9,924)
  Exercise of stock options                 -          110           -           -             110
  Amortization of deferred
     compensation                           -            -           -         164             164
                                      ---------   ----------  -----------  ------------   --------

BALANCE, December 31, 1995                208      291,182     (20,142)       (356)        270,892
  Net income                                -            -      34,423           -          34,423
  Dividends, $1.68 per share                -            -     (35,136)          -         (35,136)
  Issuance of 34,891 shares of
     common stock                           1          804           -        (347)            458
  Exercise of stock options                 1        1,838           -           -           1,839
  Amortization of deferred
      compensation                          -            -           -         328             328
                                      ---------   ----------  -----------  ------------   --------

BALANCE, December 31, 1996                210      293,824     (20,855)       (375)        272,804

  Net income                                -            -      34,941           -          34,941
  Dividends, $1.77 per share                -            -     (42,519)          -         (42,519)
  Issuance of 42,573 shares of
      common stock                          -        1,047           -        (459)            588
  Issuance of 3,000,000 shares
      of common stock through
      a public offering                    30       74,242           -           -          74,272
  Minority interest in Operating
      Partnership                           -      (10,680)          -           -         (10,680)
  Exercise of stock options                 1        1,108           -           -           1,109
  Amortization of deferred
      compensation                          -            -           -         338             338
                                      ---------   ----------  -----------  ------------   --------

BALANCE, December 31, 1997            $   241     $359,541    $(28,433)    $  (496)       $330,853

The accompanying notes are an integral part of these statements.

  CBL & ASSOCIATES PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands)

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 34,941  $ 34,423  $ 20,023
Adjustments to reconcile net income to net
  cash provided by operating activities:
        Minority interest in earnings                14,327    15,995    10,913
        Depreciation                                 29,091    24,036    22,190
        Amortization                                  3,934     2,677     1,217
        Extraordinary loss on extinguishment
           of debt                                    1,092       820       326
        Gain on sales of real estate assets          (6,040)  (13,614)   (2,213)
        Equity in earnings of unconsolidated
           affiliates                                (1,916)   (1,831)   (1,450)
        Issuance of stock under incentive plan          331       146        80
        Amortization of deferred compensation           338       328        94
        Write-off of development projects               330       646       605
        Distributions from unconsolidated
            affiliates                                2,192     3,398     3,186
       Distributions to minority investors          (16,868)  (15,874)  (15,182)
       Changes in assets and liabilities:
           Tenant and other receivables              (1,639)   (1,051)   (2,837)
           Other assets                                (330)     (487)      (75)
           Accounts payable and accrued
              libilities                              1,069     5,177    (7,900)
                                                   --------  --------  --------
                 Net cash provided by
                    operating activities             60,852    54,789    28,977
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets                    (139,746) (141,842)  (57,654)
Acquisitions of real estate assets                  (36,429) (103,464)  (32,301)
Capitalized interest                                 (9,218)   (6,978)   (4,290)
Other capital expenditures                          (15,681)   (9,538)   (8,313)
Deposits in escrow                                  (66,108)        -         -
Proceeds from sales of real estate assets            19,341    47,968     7,185
Additions to mortgage notes receivable               (3,461)   (3,697)   (2,006)
Payments received on mortgage notes receivable        6,771     3,193       396
Additional investments in and advances
   to unconsolidated affiliates                        (491)   (2,566)     (859)
Additions to other assets                              (862)   (1,092)   (1,848)
                                                   --------  --------  --------
                 Net cash used in investing
                    activities                     (245,884) (218,016)  (99,690)
                                                   --------  --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable      316,813   309,494   149,831
Principal payments on mortgage and other
   notes payable                                   (165,694) (111,953) (130,377)
Additions to deferred finance costs                  (1,174)   (1,173)     (708)
Refunds of finance costs                                  -       721         -
Proceeds from issuance of common stock               74,530       178    80,681
Proceeds from exercise of stock options               1,109     1,839       110
Prepayment penalties on extinguishment of debt       (1,049)        -       (95)
Dividends paid                                      (40,677)  (34,610)  (27,753)
                                                   --------  --------  --------
                 Net cash provided by financing
                    activities                      183,858   164,496    71,689
                                                   --------  --------  --------

NET CHANGE IN CASH AND CASH EQUIVALENTS              (1,174)    1,269       976
CASH AND CASH EQUIVALENTS, beginning of period        4,298     3,029     2,053
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, end of period           $  3,124  $  4,298  $  3,029
                                                   ========  ========  ========
SUPPLEMENTAL INFORMATION:
   Cash paid during the period for interest,
      net of amounts capitalized                   $ 37,791  $ 30,587  $ 31,923
                                                   ========  ========  ========

The accompanying notes are an integral part of these statements.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

CBL & Associates Properties, Inc. (the "REIT"), a Delaware corporation, is engaged in the development and operation of regional shopping malls and community centers, primarily in the southeast and northeast regions of the United States. During 1997, the REIT transferred its general partnership and majority ownership interest in CBL & Associates Properties Limited Partnership (the "Operating Partnership") to its newly formed and wholly owned qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings, II, Inc. This was treated similar to a pooling of interests. As a result, the REIT will continue to own and will conduct its business through the Operating Partnership, which at December 31, 1997, owns controlling interests in a portfolio of properties consisting of seventeen regional malls, eleven associated centers, each of which is part of a regional shopping mall complex, two power centers, seventy-nine community centers and one office building. Additionally, the Operating Partnership owns noncontrolling interests in three regional malls and one associated center. The Operating Partnership has one mall, one associated center, one power center and two community centers currently under construction and owns options to acquire certain development properties owned by third parties. At December 31, 1997, CBL Holdings I, Inc. owned a 2.8% general partnership interest and CBL Holdings II, Inc. owned a 68.95% limited partnership interest in the Operating Partnership for a combined interest held by the REIT of 71.75%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL") who contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest in connection with the formation of the Operating Partnership in November 1993. At December 31, 1997, CBL owns a 28.25% limited partnership interest in the Operating Partnership (Note 9).

In September 1995, the REIT completed a follow-on offering of 4,163,500 shares of its common stock at $20.625 per share. The net proceeds of $80.7 million were used to repay variable rate indebtedness incurred in the REIT's development and acquisition program.

In January 1997, the REIT completed a spot offering of 3,000,000 shares of its common stock at $26.125 per share. The net proceeds of $74.3 million were used to repay variable rate indebtedness incurred in the REIT's development and acquisition program.

To comply with certain technical requirements of the Internal Revenue
Code of 1986, as amended (the "Code"), the Operating Partnership carries out the REIT's property management and development activities through CBL & Associates Management, Inc. (the "Management Company"). The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company, with CBL holding the remaining
95% of the common stock. Through the ownership of the preferred stock, the Operating Partnership receives substantially all of the cash flow, and therefore enjoys substantially all of the economic benefits of the Management Company's operations. Due to the REIT's ability, as sole general partner, to control the Operating Partnership and Operating Partnership's rights to substantially all of the economic benefits of the Management Company, the accounts of each entity are included in the accompanying consolidated financial statements. The REIT, the Operating Partnership and the Management Company are referred to collectively as the "Company".

All significant intercompany balances and transactions have been eliminated in the consolidated presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets

Costs directly related to the acquisition and development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest costs incurred during the development and construction period are capitalized.

Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis generally over forty years for buildings and improvements and seven to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the life of the related lease.

Long-Lived Assets

The Company periodically evaluates the carrying value of a long-lived asset to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value. Management believes that no material impairment existed at December 31, 1997, and accordingly, no loss was recognized.

Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Cash in Escrow

Cash in escrow includes cash deposited in escrow accounts which is to be used for the purchase of specific real estate assets.

Deferred Financing Costs

Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective mortgage notes payable. Unamortized deferred financing costs are written off when mortgage notes payable are retired before the maturity date.

Revenue Recognition

Rental revenue attributable to operating leases is recognized on a straight-line basis over the initial term of the related leases. Certain tenants are required to pay additional rent if sales volume exceeds specified amounts. The Company recognizes this additional rent as revenue when such amounts become determinable. A substantial portion of the Company's rental income is derived from various national and regional retail companies.

Tenant Reimbursements

The Company receives reimbursements from tenants for certain costs as provided in the lease agreements. These costs consist of real estate taxes, common area maintenance and other recoverable costs. Tenant reimbursements are recognized as revenue in the period the costs are incurred.

Management, Development and Leasing Fees

Management fees are charged as a percentage of rentals and are recognized as revenue as they are earned. Leasing fees are charged for newly executed leases. These fees are recognized as revenues as they are earned. Development fees are recognized as revenue on a pro rata basis over the development period.

Gain on Sales of Real Estate Assets

Gain on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of operations of the property.

Income Taxes

The REIT is qualified as a real estate investment trust under Section 856 through 860 of the Code and applicable treasury regulations. In order to maintain qualification as a real estate investment trust, the REIT is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the REIT will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements.
If the REIT fails to qualify as a real estate investment trust in any taxable year, the REIT will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the REIT maintains its qualification for taxation as a real estate investment trust, the REIT may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. State income taxes were not significant in 1997, 1996 and 1995.

Derivative Financial Instruments

Interest rate cap and swap agreements, which are principally used by the Company in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under interest rate cap and swap agreements are recorded in interest expense in the period in which they accrue.

Concentration of Credit Risk

The Company's tenants consist of national, regional and local retailers. Financial instruments which subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of tenants.

Earnings Per Common Share

Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding. The right to convert CBL's minority interest in the Operating Partnership into shares of common stock is not dilutive (Note 9). All prior period EPS data have been restated.
The difference in basic and diluted EPS was due to the assumed conversion of outstanding stock options resulting in 256,000, 132,000 and 29,000 equivalent shares in 1997, 1996 and 1995, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.   UNCONSOLIDATED AFFILIATES

The Company has investments in four partnerships and joint ventures, all of which are reflected on the equity method of accounting in the accompanying consolidated financial statements and consist of the following at
December 31, 1997:
                                                             Company's
  Partnership                       Property Name            Interest

  Governor's Square IB               Governor's Plaza          49.0%
  Governor's Square Company          Governor's Square         47.5%
  Madison Square Associates, Ltd.    Madison Square            50.0%
  Mall Shopping Center Company       Plaza Del Sol             50.6%

Condensed combined financial statement information of the partnerships and joint ventures are presented as follows (in thousands):

                                                  December 31,
                                               -------------------
                                                 1997      1996
                                               --------   --------
ASSETS:

    Net investment in real estate assets       $ 62,624   $ 62,779
    Other assets                                  3,002      3,132
                                               --------   --------
         Total assets                            65,626     65,911

LIABILITIES:
    Mortgage note payable                        87,192     88,667
    Other liabilities                             1,204      1,253
                                               --------   --------
         Total liabilities                       88,396     89,920

OWNERS' DEFICIT:
    Company                                      (6,884)    (8,616)
    Other investors                             (15,886)   (15,393)
                                               --------   --------
         Total owners' deficit                  (22,770)   (24,009)
                                               --------   --------
         Total liabilities and owners'
           deficit                             $ 65,626   $ 65,911
                                               ========   ========

                                                   Year Ended December 31,
                                              -------------------------------
                                                 1997       1996       1995
                                              --------   --------    --------
Revenues                                      $ 21,684   $ 21,014    $ 20,729
Depreciation expense                             2,724      2,592       2,583
Other operating expenses                        15,066     14,668      15,171
                                              --------   --------    --------
Operating income                                 3,894      3,754       2,975
Gain on sales of real estate assets                  -          1           -
                                              --------   --------    --------
Income before extraordinary item                 3,894      3,755       2,975
Extraordinary loss on extinguishment of debt         -     (1,727)          -
                                              --------   --------    --------
         Net income                             $3,894     $2,028      $2,975
                                              ========   ========    ========
Company's share of:
Income before extraordinary item                $1,916     $1,831      $1,450
Extraordinary loss on extinguishment of debt         -       (820)          -
                                              --------   --------    --------
         Net income                             $1,916     $1,011      $1,450
                                              ========   ========    ========

     During 1996, the mortgage note payable on Governor's Square was refinanced with lower fixed rate debt. A prepayment penalty of approximately $1,727,000 was incurred in connection with the refinancing. The Company's share of this prepayment penalty has been reflected as extraordinary loss on extinguishment of debt in the accompanying consolidated statement of operations.

     In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner.

4.   MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consist of the following at December 31, 1997 and 1996 (in thousands):

                                 1997       1996
                               --------   --------
Permanent loans                $527,558   $473,305
Construction loans              100,321     26,395
Lines of credit                 113,534     90,595
                               --------   --------
                               $741,413   $590,295
                               ========   ========

Permanent Loans

Permanent loans consist of loans secured by properties held by the Company at December 31, 1997 with a carrying amount of $682,814,000. At
December 31, 1997, permanent loans totaling $392,708,000 bear interest at fixed rates ranging from 6.95% to 10.625%. Permanent loans totaling $134,850,000 bear interest at variable interest rates indexed to the prime lending rate or LIBOR rate (6.77% to 8.50% at December 31, 1997). Permanent loans mature at various dates from 1998 through 2014. Extraordinary loss on extinguishment of debt consist of prepayment penalties on extinguishment of debt before maturity and the write off of related unamortized deferred finance costs.

Construction Loans

At December 31, 1997, the Company had construction loans on three properties, one of which was still under construction. The total commitment under the construction loans is $120,275,000, of which $100,321,000 is outstanding at December 31, 1997. The construction loans mature in 1998 (extention options are available on all three) and bear interest at variable interest rates indexed to the prime lending rate or LIBOR rate (7.00% to 7.37% at December 31, 1997).

Lines of Credit

The Company maintains line of credit agreements with banks for construction and working capital purposes. At December 31, 1997, the Company has $187,500,000 available under its line of credit agreements, of which $113,534,000 is outstanding. The lines expire at various dates through 1999 and bear interest at variable rates indexed to the prime lending rate or LIBOR rate (6.47% to 7.07% at December 31, 1997). At December 31, 1997, outstanding letters of credit issued under the line of credit agreements, not reflected in the accompanying consolidated balance sheet, total approximately $1,316,000. The line of credit agreements contain, among other restrictions, certain restrictive covenants including the maintenance of certain coverage ratios, minimum net worth and limitations on distributions.

Debt Maturities

As of December 31, 1997, the scheduled principal payments on all mortgage and other notes payable are as follows (in thousands):

1998                           $176,480
1999                            205,257
2000                             12,530
2001                             13,363
2002                             70,228
Thereafter                      263,555
                               --------
                               $741,413
                               ========

5.   MORTGAGE NOTES RECEIVABLE

Substantially all mortgage notes receivable are collateralized by wrap-around mortgages which are first mortgages on the underlying real estate and related improvements. Interest rates on these notes range from 9.5% to 11.0% at December 31, 1997.

6.   MINIMUM RENTS

Tenant leases are usually for five to twenty year periods and generally provide for renewals and annual rentals which are subject to upward adjustments based on tenant sales volume. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 1997, as follows (in thousands):

1998                           $134,869
1999                            126,803
2000                            117,814
2001                            110,108
2002                             99,792
Thereafter                      582,598

No single tenant collectively accounts for more than 10% of the Company's total revenue.

7.   DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks.

Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed-upon notional amount. At December 31, 1997, 1996 and 1995, the Company had two interest rate swap agreements outstanding with financial institutions, each expiring in 1998. One interest rate swap agreement fixes the LIBOR component on $50 million of the Company's LIBOR based variable rate debt at 5.52%. The Company will receive interest payments from the financial institution for the amount LIBOR exceeds 5.52% for each monthly settlement period. The second interest rate swap agreement has a notional amount of $5.2 million. Under this agreement, the Company will receive interest payments at a rate equal to LIBOR plus 140 basis points (7.36% at December 31, 1997) and will pay interest at a fixed rate of 8.5%.

In December, 1997, the Company obtained two $100 million interest rate caps on LIBOR based variable rate debt, one at 7.0% for 1998 and one at 7.5% for 1999. In January 1998, the Company executed an interest rate swap agreement which fixes the LIBOR component of $65 million of the company's LIBOR based variable rate debt at 5.72% for a term of two years. In February 1998, the Company executed an interest rate swap agreement which fixes the LIBOR component of $81 million of the company's LIBOR based variable rate debt at 5.54% for a term of two years.

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap and cap agreements and nonderivative financial assets but has no off-balance sheet credit risk of accounting loss. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The
Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, cash in escrow, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The carrying value of mortgage and other notes payable, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value at December 31, 1997 and 1996. The fair value of the interest rate swap and cap agreements, which represent the cash requirement if the existing agreements had been settled at year end, was not significant at December 31, 1997 and 1996.

9.   CBL RIGHTS

Pursuant to the Operating Partnership agreement, the limited partners were granted rights (the "CBL Rights") to convert their limited partnership interests in the Operating Partnership into shares of common stock, subject to certain limits, and to sell to the REIT after November 3, 1996 part or all of their limited partnership interest in the Operating Partnership in exchange for shares of common stock or their cash equivalent at the REIT's election, as defined.

CBL sold properties to the Operating Partnership in exchange for 67,850 and 34,246 limited partnership units in the Operating Partnership during 1997 and 1996, respectively.

At December 31, 1997 and 1996, there remained outstanding CBL Rights to convert CBL's minority interest in the Operating Partnership to 9,475,856 and 9,408,006 shares of common stock, respectively.

10.  401(K) PROFIT SHARING PLAN

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution which does not exceed 2.5% of such participant's compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were not significant for 1997, 1996, and 1995.

11.  STOCK INCENTIVE PLAN

The Company maintains the 1993 Stock Incentive Plan (the "Plan") which permits the issuance of stock options and common stock to selected officers, employees and directors of the Company, up to 2,800,000 shares of common stock. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

Stock options issued under the Plan allow for the purchase of common stock at the fair market value of the stock at the date of grant. Stock options granted to officers and employees under the Plan vest and become exercisable in installments on each of the first five anniversaries of the date of grant and expire ten years after the date of grant. Stock options granted to directors are fully vested upon grant, but may not be sold, pledged or otherwise transferred in any manner during the director's term or for one year thereafter.

The Company accounts for its stock-based compensation plans under APB
No. 25, under which no compensation expense has been recognized for stock options granted as all employee options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Sholes option pricing model and the following weighted average assumptions for 1997, 1996 and 1995, respectively:

                                1997         1996        1995
                              ----------   ---------  ----------
Risk-free interest rate            6.73%       6.53%       6.58%
Dividend yield                     7.87%       7.64%       7.75%
Expected volatility               16.00%      16.00%      16.00%
Expected life                  7.0 years   6.5 years   6.7 years

Using these assumptions, the fair value of the employee stock options granted in 1997, 1996 and 1995 is $989,000, $860,000 and $965,000,
respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income and net income per share would have been as follows for the years ended December 31, 1997, 1996 and 1995, respectively.

                                  1997      1996       1995
                                 -------   -------    -------
Net income (in thousands):
    As reported                  $34,941   $34,423    $20,023
    Pro forma                     34,442    34,117     19,910

Net income per share:
    Basic as reported              $1.46     $1.65      $1.12
    Pro forma basic                 1.44      1.63       1.12

    Diluted as reported             1.45      1.64       1.12
    Pro forma diluted               1.43      1.62       1.12

The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

A summary of the Company's stock option activity for 1997, 1996, and 1995 is as follows:

                                                                     Weighted-Average
                                   Shares        Option Price        Exercise Price
                                    --------   -------------------   ----------
Outstanding at December 31, 1994     384,000   $19.5625 - $20.3125    $ 19.57
    Granted                          532,000   $19.6250 - $21.6250      19.63
    Exercised                         (5,600)       $19.5625            19.56

Outstanding at December 31, 1995     910,400   $19.5625 - $21.6250      19.61
    Granted                          582,000   $20.5000 - $25.6250      20.52
    Exercised                        (93,800)  $19.5625 - $21.6250      19.60

Outstanding at December 31, 1996   1,398,600   $19.5625 - $25.6250      19.99
    Granted                          539,000        $23.6250            23.63
    Exercised                        (55,600)  $19.5625 - $20.5000      19.95
    Lapsed                          (190,400)  $19.5625 - $23.6250      20.26

Outstanding at December 31, 1997   1,691,600   $19.5625 - $25.6250    $ 21.11

The weighted-average fair value of options granted during 1997, 1996 and 1995 was $1.84, $1.66 and $1.62, respectively.

Shares subject to options outstanding at December 31, 1997 have a weighted-average remaining contractual life of 8.0 years. Of the options outstanding at December 31, 1997, 381,000 are currently exercisable with a weighted-average exercise price of $19.83 per share.

Under the Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the Plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined.

During 1997, the Company issued 31,745 shares of common stock under the Plan with a weighted-average grant-date fair value of $24.86 per share, of which 13,483 shares of common stock were immediately vested. The remaining 18,262 shares of common stock vest at various dates from 1998 to 1999.

During 1996, the Company issued 26,780 shares of common stock under the Plan with a weighted-average grant-date fair value of $23.35 per share, of which 12,391 shares of common stock were immediately vested. The remaining 14,389 shares of common stock vest at various dates from 1997 to 1999.

During 1995, the Company issued 28,606 shares of common stock under the Plan with a weighted-average grant-date fair value of $20.43 per share, of which 14,910 shares of common stock were immediately vested. The remaining 13,696 shares of common stock vest at various dates in 1997.

Deferred compensation related to the common stock issued under the Plan is reflected in the accompanying consolidated statements of shareholders' equity based on the market value of the common stock at the date of grant and is amortized ratably over the period the awards vest.

12.  RELATED PARTY TRANSACTIONS

CBL and certain officers of the Company have a significant minority interest in the construction company that has been engaged by the Company in the building of substantially all of the properties.

The Management Company provides management and leasing services to affiliated partnerships and joint ventures not controlled by the Company. Revenue recognized for these services amounted to $837,000 in 1997, $1,537,000 in 1996, and $1,419,000 in 1995.

A company that provides security, maintenance, cleaning services and background music for certain of the real estate properties was majority owned by officers of the Company during a portion of 1997. The company was sold to an independent third party in 1997. Expenses related to these services were not significant in 1997, 1996 and 1995.

In 1995, officers of the Company had an ownership interest in a company engaged in the title insurance business that had written title insurance on certain of the real estate properties. Expenses related to these services were not significant in 1995.

An insurance agency that has served as agent with respect to the placing of insurance on certain of the real estate properties was majority owned by certain employees of the Management Company at December 31, 1996. Total insurance premiums paid by the Company to the related insurance agency were $2,229,000 in 1996 and $1,750,000 in 1995. Due to a change in insurance agent, no premiums were paid in 1997 to this agency.

13.  COMMITMENTS AND CONTINGENCIES

The Company is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial statements of the Company. Additionally, based on environmental studies completed to date on the real estate properties, management believes exposure related to environmental cleanup will be immaterial to the consolidated financial position and consolidated results of operations of the Company.

The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized theses standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project before the Company has to fund their equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. In addition to the standby purchase agreements, the Company has extended secured credit to two of these developers to cover pre-development costs. The outstanding amount of purchase and secured credit agreements at December 31, 1997 is $52.8 million.

14.  EVENTS SUBSEQUENT TO YEAR END

On January 2, 1998, the REIT purchased Asheville Mall in Asheville, North Carolina for $65 million, which was funded by a $48.9 million acquisition loan with the balance funded from the REIT's credit lines. On January 30, 1998, the REIT purchased Burnsville Center in Burnsville (Minneapolis), Minnesota for $81 million which was funded by a $60.8 million acquisition loan with the balance funded from the REIT's credit lines.

15.  DIVIDENDS

The allocations of dividends declared and paid for income tax purposes are as follows:

                                 Year Ended December 31,
                                ----------------------------
                                1997      1996       1995
                                --------  --------  --------
Dividends per share             $1.77      $1.68     $1.59

ALLOCATIONS
    Ordinary income              81.54%     89.67%    77.31%
    Capital gain                  0.04%      8.93%     0.53%
    Return of capital            18.42%      1.40%    22.16%
                                --------  --------  --------
        Total                   100.00%    100.00%   100.00%
                                ========  ========  ========

16.  OPERATING PARTNERSHIP

Condensed financial statement information for the Operating Partnership is presented as follows (in thousands):

                                                      DECEMBER 31,
                                                ----------------------
                                                   1997        1996
                                                ----------  ----------
ASSETS:
    Net investment in real estate assets        $1,135,707  $  987,260
    Other assets                                    70,361      38,665
                                                ----------  ----------
        Total assets                            $1,206,068  $1,025,925

LIABILITIES:
    Mortgage and other notes payable            $  741,413  $  590,295
    Other liabilities                               29,745      27,027
                                                ----------  ----------
        Total liabilities                          771,158     617,322
Distributions and losses in excess of
  investment in unconsolidated affiliates            6,884       8,616
Minority interest                                  123,902         729
OWNERS' EQUITY                                     304,124     399,258
                                                ----------  ----------
        Total liabilities and owners' equity    $1,206,068  $1,025,925
                                                ==========  ==========

                                       Year Ended December 31,
                                     ----------------------------
                                       1997      1996      1995
                                     --------  --------  --------
Revenues                             $174,903  $146,805  $131,727
Depreciation expense                   32,102    25,439    22,837
Other operating expenses               99,468    85,573    81,294
                                     --------  --------  --------
Operating income                       43,333    35,793    27,599
Gain on sales of real estate assets     3,278    13,614     2,213
Equity in earnings of
  unconsolidated affiliates             1,916     1,831     1,450
Minority investors' interest            (430)     (527)     (386)
                                     --------  --------  --------
Income before extraordinary item       48,097    50,711    30,876
Extraordinary loss on
  extinguishment of debt              (1,092)     (820)     (326)
                                     --------  --------  --------
        Net income                    $47,005   $49,891   $30,550
                                     ========  ========  ========

17.  RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial information to conform with the 1997 presentation.

18.  QUARTERLY INFORMATION (UNAUDITED)
     (in thousands, except per share amounts)

                                                            Basic     Diluted
                                                            Earnings  Earnings
                                                            Per       Per
                                                  Net       Common    Common
                           Revenues   Operations  Income    Share(1)  Share(1)
                           --------   ----------  -------   --------  --------
1997 QUARTER ENDED:
    March 31               $ 41,242   $ 9,573     $ 8,980    $0.38    $0.38
    June 30                  42,458     9,789       7,607     0.32     0.31
    September 30             43,243    10,706       8,055     0.33     0.33
    December 31              50,661    12,336      10,299     0.43     0.42

            Total          $177,604   $42,404     $34,941    $1.46    $1.45

1996 QUARTER ENDED:
    March 31               $ 35,380   $ 8,621     $ 6,737    $0.32    $0.32
    June 30                  35,969     8,614      10,897     0.52     0.52
    September 30             35,491     8,935       6,779     0.32     0.32
    December 31              39,965     9,623      10,010     0.48     0.47

           Total           $146,805   $35,793     $34,423    $1.65    $1.64

(1) The sum of quarterly earnings per share amounts may differ from annual earnings per share.

SCHEDULE II          Allowance For Credit Losses  (in thousands)

Year Ended            Balance At       Provision                  Balance At
                      Beginning Of     For Credit    Account      End of
                      Year             Losses        Written Off  Year

December 31, 1995     $    0           $  363        $ (363)      $   0
                      ======           ======        ======       =====

December 31, 1996          0              812          (362)        450
                      ======           ======        ======       =====

December 31, 1997        450            1,027          (177)      1,300
                      ======           ======        ======       =====

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

       MALLS
Asheville Mall         $48,900    $ ----       $ ----        $ ----   $ ----       $ ----      $ ----       $ ----    ----
   Asheville, NC
Georgia Square (E)        ----     2,982       31,071         3,742    2,982       34,813      37,795        6,275       1982
   Athens, GA
Hamilton  Place         74,147     2,880       42,211        10,227    2,932       52,386      55,318       12,539  1986-1987
   Chattanooga, TN
Frontier Mall            7,188     2,681       15,858         5,899    2,681       21,757      24,438        3,857  1984-1985
   Cheyenne, WY
Post Oak Mall (E)         ----     3,936       48,948         1,233    3,936       50,181      54,117       15,242  1984-1985
   College Station, TX
Walnut Square (E)        1,298        50       15,138         4,721       50       19,859      19,909        7,653  1984-1985
   Dalton, GA
St. Clair Square        66,000    11,028       75,581         2,711   11,028       78,292      89,320        2,109       1996
  Fairview Heights, IL
Turtle Creek Mall       34,300     2,345       26,418         7,120    3,535       32,348      35,883        3,977  1994-1995
   Hattiesburg, MS
Oak Hollow Mall         52,498     4,344       52,904         2,701    4,344       55,605      59,949        4,312  1994-1995
   High Point, NC
Twin Peaks Mall (E)       ----     1,873       22,022        13,657    1,828       35,724      37,552        8,715       1984
   Longmont, CO
Foothills Mall            ----     4,537       15,226         5,715    4,537       20,941      25,478          944       1996
   Maryville, TN
Foothills Mall JCP        ----      ----        2,650             5     ----        2,655       2,655          883       1983
   Maryville, TN
Bonita Lakes Mall       31,703     4,924       31,933          ----    4,924       31,933      36,857          203       1997
   Meridian, MS
Springdale Mall         19,950    19,538        6,676          ----   19,538        6,676      26,214           42       1997
   Mobile, AL
College Square          13,650     2,954       17,787         3,613    2,927       21,427      24,354        5,197  1987-1988
   Morristown, TN
Coolsprings Galleria    68,033    13,527       86,755        20,254   13,527      107,009     120,536       13,686  1989-1991
   Nashville, TN
Lakeshore Mall            ----     1,443       28,819           656    1,443       29,475      30,918        4,382  1991-1992
   Sebring, FL
Westgate Mall           50,969     2,150       23,257        34,150    2,150       57,407      59,557        3,019       1995
   Spartanburg, SC
Pemberton Square          ----     1,191       14,305         3,729      581       18,644      19,225        4,787       1986
   Vicksburg, MS

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

ASSOCIATED CENTERS
Coolsprings Xing (E)      ----     2,803       14,985            34    2,804       15,018      17,822        1,954  1991-1993
   Nashville, TN
Madison Plaza            2,577       473        2,888           155      473        3,043       3,516          339       1984
   Hunstville,AL
Bonita Crossing           ----       794        4,786          ----      794        4,786       5,580           26       1997
   Meridian,MS
Foothills Pl.Exp          ----       137        1,960           403      148        2,352       2,500          841  1984-1988
   Maryville,TN
Foothills Plaza (E)       ----       132        2,123            14      141        2,128       2,269          485  1984-1988
   Maryville,TN
The Terrace             10,939     4,166        9,729          ----    4,166        9,729      13,895          196       1997
   Chattanooga,TN
Hamilton Corner          3,477       960        3,670           405      734        4,301       5,035          844  1986-1987
   Chattanooga,TN
Frontier Square           ----       346          684            99      260          869       1,129          216       1985
   Cheyenne,WY
Hamilton Crossing         ----     3,318        4,387          (885)   1,948        4,872       6,820        1,339       1987
   Chattanooga,TN
General Cinema             377       100        1,082            14      100        1,096       1,196          493       1984
   Athens,GA
Pemberton Plaza           ----      ----          662           124     ----          786         786          212       1986
   Vicksburg,MS
Westgate Crossing         ----     1,082        3,422          ----    1,082        3,422       4,504           36       1997
   Spartanburg,SC

 COMMUNITY CENTERS
Northwoods Plaza         1,323       496        1,403            93      496        1,496       1,992          212       1995
   Albemarle,NC
Bartow Plaza              ----       224        2,010           229      224        2,239       2,463          395       1989
   Bartow,FL
Jean Ribaut Kmart (E)     ----       317        2,065           674      340        2,716       3,056          391  1983-1984
   Beaufort,SC
Jean Ribaut Square       4,092       505        4,007         1,313      505        5,320       5,825        1,415    1983
   Beaufort,SC
Lady's Island (E)         ----       300        2,323           278      300        2,601       2,901          349       1992
   Beaufort,SC
Sattler Square (E)        ----       792        4,155           161      705        4,403       5,108          939  1988-1989
   Big Rapids,MI                             -79-

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

Southgate Crossing        ----      ----        1,002            12     ----        1,014       1,014          283  1984-1985
   Bristol,TN
Townshire Center          ----      ----         ----            27     ----           27          27            4       1997
   Bryan,TX
Village @ Wexford         ----       555        3,009            25      501        3,088       3,589          605  1989-1990
   Cadillac,MI
Devonshire Place          ----       371        3,449         2,481      520        5,781       6,301          196  1995-1996
   Cary,NC
Ceder Springs Plaza       ----       206        1,845           108      206        1,953       2,159          432       1988
   Cedar Springs,MI
Dorchester Plaza          ----       493        1,483           334      443        1,867       2,310          528       1985
   Charleston,SC
Rhett @ Remount           ----        67        1,877           848       67        2,725       2,792          558       1992
   Charleston,SC
Fifty Eight Crossing     1,296       839        2,360           (71)     743        2,385       3,128          555       1988
   Chattanooga,TN
Perimeter Place          1,715       764        2,049           321      770        2,364       3,134          726       1985
   Chattanooga,TN
Chester Plaza                0       165          720             0      165          720         885            3       1997
   Chester,VA
Centerview Plaza         1,363       246        1,584           706      197        2,339       2,536          562       1986
   China Grove,NC
Buena Vista Plaza         ----       830        1,476          (404)     604        1,298       1,902          207  1988-1989
   Columbus,GA
 Conway Plaza             ----       110        1,071           787     ----        1,968       1,968          552       1984
   Conway,SC
Cortlandt Towne Ctr     45,918    7,000       10,000         1,186    7,000       11,186      18,186          271       1996
   Cortlandt,NY
Genesis Square           1,094       227        1,435           970      223        2,409       2,632          278       1990
   Crossville,TN
Cosby Station            4,364       999        4,516           480      999        4,996       5,995          436  1993-1994
   Douglasville,GA
Ridge Crossing           1,345       832        2,494            (9)     731        2,586       3,317          593       1988
   East Ridge,TN
Surrey Square             ----      ----        1,402          ----     ----        1,402       1,402          412       1985
   Elkin,NC

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

Massard Crossing          ----       843        5,726            79      843        5,805       6,648           93       1997
   Fort Smith,AR
Lakeshore Station         ----       200          401            10      200          411         611           40  1993-1994
   Gainesville,GA
Garden City Plaza (E)     ----     1,056        2,569           122      580        3,167       3,747        1,036       1984
   Garden City,KS
Anderson Plaza            ----       198        1,316         1,562      198        2,878       3,076          423       1983
   Greenwood,SC
Northcreek Plaza          ----        98        1,201            38       97        1,240       1,337          178       1983
   Greenwood,SC
Henderson Square         7,054       428        8,074            68      435        8,135       8,570          596  1994-1995
   Henderson,NC
Springs Crossing          ----      ----        1,422           927     ----        2,349       2,349          405       1987
   Hickory,NC
Valley Crossing (E)       ----     2,390        6,471         4,377    3,034       10,204      13,238        1,647       1988
   Hickory,NC
Northridge Plaza (E)      ----     1,087        2,970         1,999    1,244        4,812       6,056        1,423       1984
   Hilton Head,SC
Village Square            ----       750        3,591          (933)     142        3,266       3,408          675  1989-1990
   Houghton Lake,MI
Greenport Towne Ctr      4,569       659        6,161           194      659        6,355       7,014          587  1993-1994
   Hudson,NY
Girvin Plaza              ----       898        1,998           (86)     727        2,083       2,810          370  1989-1990
   Jacksonville,FL
Jasper Square (E)         ----       235        1,423           592      235        2,015       2,250          545       1986
   Jasper,AL
Stone East Plaza (E)      ----       266        1,635            14      217        1,698       1,915          599       1987
   Kingsport,TN
Cedar Bluff              1,417       412        2,128           824      412        2,952       3,364          656       1987
   Knoxville,TN
Eastowne Center (E)       ----       867        2,765           533      786        3,379       4,165          668       1989
   Knoxville,TN
Karnes Corner            1,010       206        1,360           788      206        2,148       2,354          437       1987
   Knoxville,TN
Kingston Overlook         ----     1,693        8,274          (624)   2,105        7,238       9,343          182 1996-1997
   Knoxville,TN
Suburban Plaza           6,940     3,223        3,796         3,084    3,223        6,880      10,103          432       1995
   Knoxville,TN

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

LaGrange Commons          ----       835        5,765           403      835        6,168       7,003          172  1995-1996
   LaGrange,NY
Park Village              ----       586        2,874            72      520        3,012       3,532          455       1990
   Lakeland,FL
Longview Crossing          468      ----        1,308             4     ----        1,312       1,312          301       1988
   Longview,NC
Springhurst Town Ctr    22,700     7,424       31,716        (1,044)   7,424       30,672      38,096          189       1997
   Louisville,KY
Lunenburg Crossing        ----     1,020        2,308           (26)   1,019        2,283       3,302          190  1993-1994
   Lunenburg,MA
Sutton Plaza              ----     1,042        4,671             0    1,042        4,671       5,713          116       1997
   Mt. Olive,NJ
Chestnut Hills (E)        ----       600        1,775           134      600        1,909       2,509          311       1992
   Murray,KY
Beach Crossing            ----       725        1,749            20      623        1,871       2,494          450       1984
   Myrtle Beach,SC
Willow Springs           5,835     2,917        6,107         4,991    2,917       11,098      14,015        1,420       1991
   Nashua,NH
North Haven Crossing     8,252     3,229        8,061             1    3,229        8,062      11,291          924  1992-1993
   North Haven,CT
Briarcliff Square        1,721       299        1,936            45      267        2,013       2,280          427       1989
   Oak Ridge,TN
Oaks Crossing             ----       571        2,885        (1,388)     655        1,413       2,068          563       1988
   Otsego,MI
Collins Park Common      1,439        25        1,858             6       25        1,864       1,889          392       1989
   Plant City,FL
BJ's Wholesale           3,503       170        4,735          ----      170        4,735       4,905          750       1991
   Portland,ME
Clark's Pond              ----     2,739         ----            59    2,738           60       2,798            9       1994
   Portland,ME
University Crossing       ----       545        1,216           (27)     377        1,357       1,734          418       1985
   Pueblo,CO
Tyler Square              ----       196        2,021           (48)     103        2,066       2,169          569       1986
   Radford,VA
Capital Crossing          ----     1,908          756         2,261    2,544        2,381       4,925          110       1995
   Raleigh,NC
Northpark Center          ----     1,465        1,581          ----    1,465        1,581       3,046           29       1997
   Richmond,VA                               -82-

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

Bennington Place           589       256        1,754           623      175        2,458       2,633          608       1988
   Roanoke,VA
Hollins Plantation        ----       229        1,845           234      198        2,110       2,308          639       1985
   Roanoke,VA
Orange Plaza              ----       395        2,111            75      395        2,186       2,581          309       1992
   Roanoke,VA
Shenandoah                 588       122        1,382            13      115        1,402       1,517          330       1988
   Roanoke,VA
Rawlinson Place           ----       279        1,573            63      292        1,623       1,915          417       1987
   Rock Hill,SC
Valley Commons           1,013       342        1,819           596      342        2,415       2,757          520       1988
   Salem,VA
Wildwood Plaza            ----       429        1,082         1,033      357        2,187       2,544          565       1985
   Salem,VA
County Park Plaza         ----       196        1,500            40      140        1,596       1,736          315       1980
   Scottsboro,AL
Seacoast                 5,944     1,374        4,164         2,480    1,195        6,823       8,018        1,023       1991
   Seabrook,NH
 Sparta Crossing           899       180        1,463           927      145        2,425       2,570          366       1989
   Sparta,TN
Bullock Plaza             ----        98        1,493            15       98        1,508       1,606          432       1986
   Statesboro,GA
Statesboro Square (E)     ----       237        1,643           135      227        1,788       2,015          520       1986
   Statesboro,GA
Signal Hills Villag       ----      ----          579           427     ----        1,006       1,006          235  1983-1984
   Statesville,NC
Strawbridge Mrkt Pl       ----     1,969        2,492          ----    1,969        2,492       4,461           62       1997
   Strawbridge,VA
34th Street Crossin      1,647     1,102        2,743            48    1,023        2,870       3,893          603       1989
   St. Petersburg,FL
Hampton Plaza             ----       973        2,689            21      965        2,718       3,683          484  1989-1990
   Tampa,FL
Keystone Plaza            ----       938        2,216           (48)     825        2,281       3,106          582       1989
   Tampa,FL
Uvalde Plaza               824       574        1,506          (167)     319        1,594       1,913          470       1987
   Uvalde,TX
Salem Crossing            ----     2,385        7,564          (470)   2,385        7,094       9,479          109       1997
   Virginia Beach,VA                              -83-

CBL & ASSOCIATES PROPERTIES, INC.                                                                          SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997
(Dollars in Thousands)
                               Initial Cost(A)           Costs        Gross Amounts at Which Carried at
                               ----------------------- Capitalized           Close of Period
                                           Buildings   Subsequent    ----------------------------------     (D)       Date of
                   Encumbrances               and           To                Buildings and            Accumulated  Construction
    Description         (B)      Land    Improvements  Acquisition    Land    Improvements   Total(C)  Depreciation  /Purchase
                   ----------  -------   -----------   ------------  ------   -----------    --------- ------------ ----------

Colleton Square          1,060       190        1,349           (10)     156        1,373       1,529          379       1986
   Walterboro,SC

     DISPOSALS
Lowe's Plaza              ----     1,427        4,440        (5,867)    ----         ----        ----         ----  1992-1993
   Joplin, Mo
      OTHER
Park Place               1,891      ----        3,590           721      231        4,080       4,311        1,313       1984
   Chattanooga,TN
High Point,NC - Land      ----      ----         ----         1,294     ----        1,294       1,294           93    ----
CBL & Associates,LP       ----      ----         ----          ----     ----         ----        ----          775    ----

DEVELOPMENTS IN PROGRESS
  Consisting of
  Construction and
   Development
   Properties          113,534     2,955         ----       100,947      115      103,787     103,902         ----    ----
                   -----------------------------------------------------------------------------------------------------------
            TOTALS    $741,413  $171,487     $863,272      $253,206 $164,893   $1,123,070  $1,287,965     $145,641
                   ===========================================================================================================

(A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was aquired.
(B) Encumbrances represent the mortgage notes payable balance at December 31, 1997.
(C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $1.143 billion.
(D) Depreciation for all properties is computed over the useful life which is generally forty years.
(E) Property is pledged as collateral on the secured lines of credit used for development properties.

                    CBL & ASSOCIATES PROPERTIES, INC.
             REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION


The changes in real estate assets and accumulated depreciation for the years ending December 31, 1997, 1996, and 1995 (dollars in thousands).

                                             1997        1996        1995
                                          ----------  ----------  ----------
REAL ESTATE ASSETS:

   Balance at beginning of period         $1,101,797  $  848,756  $  747,228
   Additions during the period:
      Additions and improvements             163,807     165,035      75,533
      Acquisitions of real estate assets      36,431     123,372      32,301

      Deductions during the period:
      Cost of sales                          (13,741)    (34,720)     (5,701)
      Write-off of development projects         (330)       (646)       (605)
                                           ----------  ----------  ----------
   Balance at end of period                $1,287,964  $1,101,797  $  848,756
                                           ==========  ==========  ==========
ACCUMULATED DEPRECIATION:
   Balance at beginning of period          $  114,536  $   89,818  $   67,503
   Accumulated depreciation on
      properties sold                            (777)       (423)         --
   Depreciation expense                        31,881      25,141      22,315
                                           ----------  ----------  ----------
   Balance at end of period                $  145,640  $  114,536  $   89,818

                                                              Schedule IV
                    CBL & ASSOCIATES PROPERTIES, INC.
                      MORTGAGE LOANS ON REAL ESTATE
                          AT DECEMBER 31, 1997
                         (Dollars in thousands)


                                                                                                          Principal
                                                                                                          Amount of
                                                                                               Carrying   Mortgages
                                                       Monthly  Balloon             Face       Amount     Subject to
                                         Final         Payment  Payment             Amount     of         Delinquent
                              Interest   Maturity      Amount   at         Prior    of         Mortgage   Principal
Name of Center/Location       Rate       Date          (1)      Maturity   Liens    Mortgage   (2)        or Interest
----------------------------  ---------  ------------- -------- ---------  -------- ---------  ---------- -------
COMMUNITY CENTERS
  Bi-Lo South                    9.50%     12/06           $22     $    0     None    $ 1,479    $ 1,479       $0
    Cleveland, Tennessee

  Gaston Square                 11.00%     10/97(3)         15      1,638     None      1,638      1,638        0
    Gastonia, North Carolina

  Inlet Crossing
    Myrtle Beach,
      South Carolina            11.00%     10/97(3)         27      1,824     None      1,824      1,824        0

  Olde Brainerd Centre           9.50%     12/06             4          0     None        164        164        0
    Chattanooga, Tennessee

  Signal Hills Plaza            11.00%     10/97(3)         20      2,351     None      2,351      2,351        0
    Statesville, North Carolina

  Soddy Daisy Plaza              9.50%     12/06             4        337     None        446        446        0
    Soddy Daisy, Tennessee

  Other                         10.00%     07/98-09/03       0      3,776               3,776      3,776        0
                                                        ------    -------   ------   ---------  --------   ------

                                                           $92     $9,926             $11,678    $11,678       $0
                                                        ------    -------   -------  --------  ---------   -------

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.
(2) The aggregate carrying value for federal income tax purposes is approximately $11,678 at December 31, 1997.
(3) Mortgage has been extended on a month to month basis at the same terms while renegotiating mortgage extension.

               CBL & ASSOCIATES PROPERTIES, INC.

                      Year Ended    Year Ended    Year Ended
                      December 31,  December 31,  December 31,
                      1997          1996          1995
                      ------------  ------------  ------------

Beginning Balance        $14,858        $34,262     $32,651
Additions                  3,591          3,697       2,006
Other Reductions(a)            0         19,908           0
Payments                  (6,771)        (3,193)       (395)
                      ------------  ------------  ------------
Ending Balance           $11,678        $14,858     $34,262
                      ============  ============  ============

(a) Other reductions in 1996 represent the acquisition of Foothills Mall and conversion of the mortgage note receivable to the basis in the acquired asset.

                         EXHIBIT INDEX
  Exhibit
  Number                 Description                                  Page

  3.1 Amended and Restated Certificate of Incorporation of the Company(a)

  3.2       Certificate of Amendment to the Amended & Restated
            Certificate of Incorporation of the Company (b)

  3.3       Amended and Restated Bylaws of the Company(a)

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

  10.1      Partnership Agreement of the Operating Partnership(a)

  10.2      Property Management Agreement between the Operating
            Partnership and the Management Company(a)

  10.3      Property Management Agreement relating to Retained
            Properties(a)

  10.4.1    CBL & Associates Properties, Inc. 1993 Stock
            Incentive Plan(a)

  10.4.2 Non-Qualified Stock Option Agreement, dated May 10, 1994, for Charles B. Lebovitz dagger

  10.4.3 Non-Qualified Stock Option Agreement, dated May 10, 1994, for James L. Wolford dagger

  10.4.4 Non-Qualified Stock Option Agreement, dated May 10, 1994, for John N. Foy dagger

  10.4.5 Non-Qualified Stock Option Agreement, dated May 10, 1994, for Jay Wiston dagger

  10.4.6 Non-Qualified Stock Option Agreement, dated May 10, 1994, for Ben S. Landress dagger

  10.4.7 Non-Qualified Stock Option Agreement, dated May 10, 1994, for Stephen D. Lebovitz dagger

  10.4.8 Stock Restriction Agreement, dated December 28, 1994, for Charles B. Lebovitz dagger

  10.4.9 Stock Restriction Agreement, dated December 2, 1994, for John N. Foy dagger

  10.4.10 Stock Restriction Agreement, dated December 2, 1994, for Jay Wiston dagger

  10.4.11 Stock Restriction Agreement, dated December 2, 1994, for Ben S. Landress dagger

  10.4.12 Stock Restriction Agreement, dated December 2, 1994, for Stephen D. Lebovitz dagger

  10.5      Purchase Agreement relating to Frontier Mall(c)

  10.6.1    Purchase Agreement relating to Georgia Square (JMB)(c)

  10.6.2    Purchase Agreement Relating to Georgia Square (JCPenney)(c)

  10.7      Purchase Agreement relating to Post Oak Mall(c)

  10.8 Indemnification Agreements between the Company and the Management Company and their officers and directors(a)

  10.9.1    Employment Agreement for Charles B. Lebovitz(a) dagger

  10.9.2    Employment Agreement for James L. Wolford(a) dagger

  10.9.3    Employment Agreement for John N. Foy(a) dagger

  10.9.4    Employment Agreement for Jay Wiston(a) dagger

  10.9.5    Employment Agreement for Ben S. Landress(a) dagger

  10.9.6    Employment Agreement for Stephen D. Lebovitz(a) dagger

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

  10.13.2   Property Partnership Agreement relating to CoolSprings
            Galleria(a)

  10.14.1   Acquisition Option Agreement relating to Hamilton Place(a)

  10.14.2   Acquisition Option Agreement relating to the Hamilton
            Place Centers(a)

  10.14.3   Acquisition Option Agreement relating to the Office
            Building(a)

  10.15     Revolving Credit Agreement between the Operating
            Partnership and First Tennessee Bank, National
            Association, dated as of March 2, 1994(d)

  10.16 Revolving Credit Agreement, dated July 28, 1994, between the Operating Partnership and Wells Fargo
            Advisors Funding, Inc., NationsBank of Georgia, N.A.
            and First Bank National Association(e)

  10.17 Revolving Credit Agreement, dated October 14, 1994, between the Operating Partnership and American
            National Bank and Trust Company of Chattanooga(f)

  10.18 Revolving Credit Agreement, dated November 2, 1994, between the Operating Partnership and First Tennessee
            Bank National Association(f)

  10.19     Promissory Note Agreement between the Operating
            Partnership and Union Bank of Switzerland dated
            May 5, 1995(g)

  10.20     Amended and Restated Loan Agreement between the
            Operating Partnership and First Tennessee Bank
            National Association dated July 12, 1995(h)

  10.21     Second Amendment to Credit Agreement between the
            Operating Partnership and Wells Fargo Realty
            Advisors Funding, Inc. dated July 5, 1995(h)

  10.22 Consolidation, Amendment, Renewal, and Restatement of Notes between the Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(i)

  10.23     Promissory Note Agreement between High Point
            Development Limited Partnership and The Northwestern
            Mutual Life Insurance Company dated January 26, 1996(j)

  10.24     Promissory Note Agreement between Turtle Creek
            Limited Partnership and Connecticut General Life
            Insurance Company dated February 14, 1996(j)

  10.25     Amended and Restated Credit Agreement between the
            Operating Partnership and Wells Fargo Bank N.A. etal dated September 26, 1996. (k)

  10.26     Promissory Note Agreement between the Operating
            Partnership and Compass Bank dated
            September 17, 1996. (k)

  10.27     Promissory Note Agreement between St Clair Square
            Limited Partnership and and Wells Fargo National
            Bank dated, December 11, 1996.(l)

  10.28 Promissory Note Agreement between Lebcon Associates and Principal Mutual Life Insurance Company dated,
            March 18, 1997.(l)

  10.29     Promissory Note Agreement between Westgate Mall
            Limited Partnership and and Principal Mutual Life
            Insurance Company dated, February 16, 1997.(l)

  10.30     Amended and Restated Credit Agreement between the
            Operating Partnership and First Tennessee Bank etal dated February 24, 1997.(l)

  10.31     Amended and Restated Credit Agreement between the
            Operating Partnership and First Tennessee
            Bank etal dated  July 29, 1997.

  10.32 Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank
            N.A. etal dated June 5, 1997 Effective April 1,1997.

  10.33     First Amendment to Second Amended and Restated Credit
            Agreement between the Operating Partnership and Wells
            Fargo Bank N.A. etal dated November 11, 1997.

  10.34     Loan Agreement between Ashville LLC and Wells Fargo
            Bank N.A. dated February 17, 1998

  10.35     Loan Agreement between Burnsville Minnesota LLC and
            U.S. Bank National Association dated
            January 30, 1998

  10.36     Modification No. One to the Amended and Restated
            Agreement of Limited Partnership of CBL & Associates
            Limited Partnership Dated March 31, 1997.

  10.37     Modification No. Two to the Amended and Restated
            Agreement of Limited Partnership of CBL & Associates
            Limited Partnership Dated February 19, 1998.


  21        Subsidiaries of the Company

  23        Consent of Arthur Andersen LLP

  27        Financial Data Schedule

(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

(b) Incorporated by reference to Exhibit B to the Company's Definitive
    Schedule 14A, Dated April 1, 1996.
=
(c) Incorporated by reference to Amendment No. 2 to the Company's
    Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on October 26, 1993.

(d) Incorporated herein by reference to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 1993.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(f) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(g) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(h) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(j) Incorporated by reference to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 1995.

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(l) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


dagger A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.