Form 10-Q
period 1998-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 1998-05-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

     (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 1998
                                    ------------------------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended                  to
                                    ----------------    ----------------


     Commission File Number   1-12494
                            --------------------------------------------

                     CBL & Associates Properties, Inc.
     -------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                       62-1545718
     ---------------------------------       ---------------------------
      (State or other jurisdiction of           (IRS Employer
      incorporation or organization)            Identification No.)

     One Park Place, 6148 Lee Highway, Chattanooga, TN         37421
     --------------------------------------------------    -------------
         (Address of principal executive offices)            (Zip Code)

     (Registrant's telephone number, including area code) (423) 855-0001
                                                         ---------------

     -------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X     No
                                                      -------    -------
The number of shares outstanding of each of the registrants classes of common stock, as of May 5, 1998 : Common Stock, par value $.01 per share, 24,078,375 Shares.

                  CBL & ASSOCIATES PROPERTIES, INC.

                                INDEX

PART I    FINANCIAL INFORMATION                               PAGE NUMBER

ITEM 1:   FINANCIAL INFORMATION                                     3

          CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31,
          1998 AND DECEMBER 31, 1997                                4

          CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
          THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997            5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          THREE MONTHS ENDED MARCH 31, 1998 AND 1997                6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

PART II   OTHER INFORMATION

          ITEM 1:   LEGAL PROCEEDINGS                              20

          ITEM 2:   CHANGES IN SECURITIES                          20

          ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                20

          ITEM 4:   SUBMISSION OF MATTERS TO HAVE
                    A VOTE OF SECURITY HOLDERS                     20

          ITEM 5:   OTHER INFORMATION                              20

          ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K               21

SIGNATURE                                                          22

                  CBL & ASSOCIATES PROPERTIES, INC.




ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1997 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1997.

                  CBL & ASSOCIATES PROPERTIES, INC.
                     CONSOLIDATED BALANCE SHEETS
                        (DOLLARS IN THOUSANDS)
                            (UNAUDITED)

                                               MARCH 31,     DECEMBER 31,
                                               1998          1997
                                               -----------   ------------
ASSETS

Real estate assets:

  Land                                          $   193,853  $  164,895
  Buildings and improvements                      1,210,328   1,019,283
                                                -----------  ----------
                                                  1,404,181   1,184,178
  Less: Accumulated depreciation                   (154,510)   (145,641)
                                                -----------  ----------
                                                  1,249,671   1,038,537
  Developments in progress                           57,092     103,787
                                                -----------  ----------
    Net investment in real estate assets          1,306,763   1,142,324
Cash and cash equivalents                             9,008       3,124
Cash in escrow                                           __      66,108
Receivables:
  Tenant                                             14,380      12,891
  Other                                               1,161       1,121
Mortgage notes receivable                            12,032      11,678
Other assets                                          9,061       7,779
                                                -----------  ----------
                                                 $1,352,405  $1,245,025
                                                ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage and other notes payable                   $849,845    $741,413
Accounts payable and accrued liabilities             25,397      41,978
                                                -----------  ----------
  Total liabilities                                 875,242     783,391
                                                -----------  ----------
Distributions and losses in excess of
  investment in unconsolidated affiliates             7,321       6,884
                                                -----------  ----------
Minority interest                                   128,123     123,897
Commitments and contingencies

Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
  shares authorized, none issued                         __          __

  Common stock, $.01 par value, 95,000,000
  shares authorized, 24,074,732 and 24,063,963
  shares issued and outstanding in 1998 and
  1997, respectively                                    241         241

  Excess stock, $.01 par value, 100,000,000
  shares authorized, none issued                         __          __

  Additional paid - in capital                      359,796     359,541

  Accumulated deficit                               (17,834)    (28,433)

  Deferred compensation                                (484)       (496)
                                                -----------  ----------
    Total shareholders' equity                      341,719     330,853
                                                -----------  ----------
                                                 $1,352,405  $1,245,025
                                                ===========  ==========

 The accompanying notes are an integral part of these balance sheets.

                  CBL & ASSOCIATES PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (UNAUDITED)

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1998      1997
                                                   --------  --------
REVENUES:

Rentals:
   Minimum                                         $ 36,053  $ 26,562
   Percentage                                         1,675     1,376
   Other                                                433       220
Tenant reimbursements                                15,451    11,716
Management, leasing  and development fees               696       679
Interest and other                                      748       689
                                                   --------  --------
  Total revenues                                     55,056    41,242

EXPENSES:

Property operating                                    8,844     7,073
Depreciation and amortization                         9,155     7,688
Real estate taxes                                     4,962     3,365
Maintenance and repairs                               3,000     2,359
General and administrative                            3,001     2,217
Interest                                             13,775     8,940
Other                                                     6        27
                                                   --------  --------
  Total expenses                                     42,743    31,669
                                                   --------  --------
INCOME FROM OPERATIONS                               12,313     9,573

GAIN ON SALES OF REAL ESTATE ASSETS                   1,931     3,019

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES         737       620

MINORITY INTEREST IN EARNINGS:
  Operating partnership                              (4,173)   (3,594)
  Shopping center properties                           (209)     (142)
                                                   --------  --------
INCOME BEFORE EXTRAORDINARY ITEM                     10,599     9,476

EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT             --      (496)
                                                   --------  --------
NET INCOME                                         $ 10,599  $  8,980
                                                   ========  ========
BASIC PER SHARE DATA:
   INCOME BEFORE EXTRAORDINARY ITEM                $   0.44  $   0.40
                                                   ========  ========
   NET INCOME                                      $   0.44  $   0.38
                                                   ========  ========
   WEIGHTED AVERAGE SHARES OUTSTANDING               24,070    23,507

DILUTED PER SHARE DATA:
   INCOME BEFORE EXTRAORDINARY ITEM                $   0.44  $   0.40
                                                   ========  ========
   NET INCOME                                      $   0.44  $   0.38
                                                   ========  ========
   WEIGHTED AVERAGE SHARES OUTSTANDING
      ASSUMING DILUTION                              24,304    23,784
                                                   ========  ========

   The accompanying notes are an integral part of these statements.

                  CBL & ASSOCIATES PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                             (UNAUDITED)

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                   -------------------
                                                     1998       1997
                                                   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $ 10,599   $  8,980

Adjustments to reconcile net income to
  net cash provided by operating activities:
  Minority interest in earnings                       4,382      3,736
  Depreciation                                        7,786      6,941
  Amortization                                        1,645        916
  Gain on sales of real estate assets                (1,931)    (3,019)
  Equity in earnings of unconsolidated affiliates      (737)      (620)
  Distributions from unconsolidated affiliates        1,334      1,053
  Issuance of stock under incentive plan                104         83
  Amortization of deferred compensation                  94         88
  Write-off of development projects                       6         27
  Distributions to minority investors                (4,348)    (4,122)
Changes in assets and liabilities -
  Tenant and other receivables                       (1,534)      (139)
  Other assets                                       (1,475)      (486)
  Accounts payable and accrued expenses                  61     (6,397)
                                                   --------   --------
       Net cash provided by operating activities     15,986      7,041
                                                   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Construction of real estate assets and
    land acquisition                                (28,673)   (34,659)
  Acquisition of real estate assets                (146,140)    (5,716)
  Capitalized interest                               (1,161)    (1,676)
  Other capital expenditures                         (2,842)    (2,741)
  Deposits in escrow                                 66,108         --
  Proceeds from sales of real estate assets           5,111      5,556
  Additions to notes receivable                          --       (232)
  Payments received on notes receivable                 118        478
  Advances and investments in unconsolidated
    affiliates                                         (160)      (765)
                                                   --------   --------
       Net cash used in investing activities       (107,639)   (39,755)
                                                   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from mortgage and other notes payable    111,066     94,755
  Principal payments on mortgage and other
    notes payable                                    (2,634)  (127,324)
  Additions to deferred finance costs                  (316)      (824)
  Dividends paid                                    (10,648)    (8,806)
  Proceeds from issuance of common stock                 69     74,352
  Proceeds from exercise of stock options                --         54
  Prepayment penalties on extinguishment
    of debt                                              --       (496)
                                                   --------   --------
       Net cash provided by financing activities     97,537     31,711
                                                   --------   --------

NET CHANGE IN CASH AND CASH EQUIVALENTS               5,884     (1,003)

CASH AND CASH EQUIVALENTS, beginning of period        3,124      4,298
                                                   --------   --------
CASH AND CASH EQUIVALENTS, end of period           $  9,008   $  3,295
                                                   ========   ========
Cash paid for Interest Net of amounts capitalized  $ 12,954   $ 10,174
                                                   ========   ========

   The accompanying notes are an integral part of these statements.

                  CBL & ASSOCIATES PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNCONSOLIDATED AFFILIATES

     At March 31, 1998, the Company had investments in four partnerships and joint ventures all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                          COMPANY'S SHARE
                                     TOTAL FOR THE        FOR THE
                                     THREE MONTHS ENDED   THREE MONTHS ENDED
                                     MARCH 31,            MARCH 31,
                                     ------------------   ------------------
                                       1998      1997       1998      1997
                                     --------  --------   --------  --------
    REVENUES                         $  5,992  $  5,564   $  2,942  $  2,770
                                     --------  --------   --------  --------
    Depreciation and amortization         707       673        400       401
    Interest expense                    2,058     1,969      1,010       893
    Other operating expenses            1,722     1,645        795       856
                                     --------  --------   --------  --------
    Net income                       $  1,505  $  1,277   $    737  $    620
                                     --------  --------   --------  --------

NOTE 2 - CONTINGENCIES

     The Company is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial statements of the Company. Additionally, based on environmental studies completed to date on the real estate properties, management believes any exposure related to environmental cleanup will not be significant to the financial position and results of operations of the Company.


NOTE 3 - CREDIT AGREEMENTS

     In March 1998, the Company closed on a $20 million credit facility with SouthTrust Bank. The total available under the Company's credit facilities was $55.4 million at March 31, 1998 and $37.4 million at May 1, 1998. The Company's weighted average interest rate on its credit facilities at March 31, 1998 is 6.60%.

     In June 1995, the Company executed a $50.0 million interest rate swap agreement with NationsBank N.A. which fixes the LIBOR component of $50 million of LIBOR-based variable rate debt at 5.52% for a term of three years. There was no fee for this transaction. In December 1997, the Company obtained two $100 million caps on LIBOR-based variable rate debt, one at 7.0% for 1998 and one at 7.5% for 1999. There was a fee paid to obtain these caps. In January 1998, the Company executed an interest rate swap agreement which fixes the LIBOR component of $65 million of the Company's LIBOR-based variable rate debt at 5.72% for a term of two years. In February 1998, the Company executed an interest rate swap agreement which fixes the LIBOR component of $81 million of the Company's LIBOR-based variable rate debt at 5.54% for a term of two years.

NOTE 4 - RECLASSIFICATIONS

    Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

                  CBL & ASSOCIATES PROPERTIES, INC.

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS




     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.

     Information included herein contains "forwarding-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the Company's other filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference therein, for a discussion of such risks and uncertainties.


GENERAL BACKGROUND

     CBL & Associates Properties, Inc.(the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the" Operating Partnership") which includes at March 31, 1998, the operations of a portfolio of properties consisting of nineteen regional malls, eleven associated centers, eighty-one community centers, an office building, joint venture investments in three regional malls and one associated center, and income from six mortgages, ("the Properties"). The Operating Partnership also has one mall, one associated center and three community centers currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). Beginning with this quarter Turtle Creek Mall in Hattiesburg, Mississippi is classified as a stabilized mall as it has attained initial maturity and lease up. The New Mall category is presently comprised of the redeveloped and expanded Westgate Mall in Spartanburg, South Carolina, Oak Hollow Mall in High Point, North Carolina, the redevelopment Springdale Mall in Mobile, Alabama nd the recently opened Bonita Lakes Mall in Meridian, Mississippi.

     In September 1995, the Company completed a follow-on offering of 4,163,500 shares of its Common Stock at $20.625, including 150,000 shares purchased by management. The net proceeds of $80.7 million were used to repay floating rate indebtedness under the Company's revolving lines of credit.

     In January 1997, the Company completed a follow-on offering of 3,000,000 shares of its Common Stock at $26.125 per share, including 55,000 shares purchased by management. The net proceeds of $74.3 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition program.

RESULTS OF OPERATIONS

     Operational highlights for the three months ended March 31, 1998 as compared to March 31, 1997 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the eighteen Stabilized Malls in the Company's portfolio increased by 5.5% on a comparable per square foot basis.

                                       Three Months Ended March 31,
                                       ----------------------------
                                           1998            1997
                                       ------------    ------------
          Sales per square foot           $55.35          $52.48

     Total sales volume in the mall portfolio, including New Malls, increased 11.0% to $229.0 million for the three months ended
     March 31, 1998 from $206.3 million for the three months ended
     March 31, 1997.

     Occupancy costs as a percentage of sales for the three months ended March 31, 1998 and 1997 for the Stabilized Malls were 12.9% and 14.6%, respectively. Occupancy costs were 11.2%, 11.5% and 12.3% for the years ended December 31, 1997, 1996, and 1995, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

     Occupancy for the Company's overall portfolio was as follows:

                                                At March 31,
                                       ----------------------------
                                           1998            1997
                                       ------------    ------------

          Stabilized malls                 91.6%           88.1%
          New malls                        87.1            88.2
          Associated centers               84.1            91.1
          Community centers                97.3            96.6
                                       ------------    ------------
          Total Portfolio                  93.4%           92.5%
                                       ============    ============

     The Company's associated center occupancy at March 31, 1998 decreased to 84.1% primarily due to the acquisition and redevelopment of Westgate Crossing in Spartanburg, South Carolina. The Company's associated center occupancy would have increased to 93.0% excluding this redevelopment center.

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories were as follows:
                                               At March 31,
                                       ----------------------------
                                           1998            1997
                                       ------------    ------------
          Malls                           $18.65          $18.99
          Associated centers                9.69            9.65
          Community centers                 7.85            7.12

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the
     following results from rollover leasing for the three months ended March 31, 1998 compared to the base and percentage
     rent previously paid:
                                 Per Square      Per Square
                                 Foot Rent       Foot Rent     Percentage
                                 Prior Lease(1)  New Lease(2)  Increase
                                 --------------  ------------  ----------
          Malls                      $19.01         $20.11        5.80%
          Associated centers          13.28          15.93       19.95%
          Community centers            8.03           8.40        4.60%


          (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
          (2) - Average base rent over the term of the lease.

     For the three months ended March 31, 1998, malls represented 72.5% of total revenues from the properties; revenues from associated centers represented 3.8%; revenues from community centers represented 21.4%; and revenues from mortgages and the office building represented 2.3%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

     The shopping center business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

     Total revenues for the three months ended March 31, 1998 increased by $13.8 million, or 33.5%, to $55.1 million as compared to $41.2 million in 1997. Minimum rents increased by $9.5 million, or 35.7% to $36.1 million as compared to $26.6 million in 1997, and tenant reimbursements increased by $3.7 million, or 31.9%, to $15.5 million in 1998 as compared to $11.7 million in 1997.

     Approximately $10.1 million of the increase in revenues resulted from operations at the fourteen new centers opened or acquired during the past fifteen months. These centers consist of:

Project Name               Location                    Total GLA    Type of Addition   Opening Date
-------------------------  --------------------------- ----------   ----------------   ------------------------
Northpark Center           Richmond, Virginia              62,500   New Development    March, 1997
The Terrace                Chattanooga, Tennessee         156,317   New Development    February/March, 1997
Massard Crossing           Fort Smith, Arkansas           290,717   New Development    March, 1997
Salem Crossing             Virginia Beach, Virginia       289,305   New Development    April, 1997
Strawbridge Marketplace    Virginia Beach, Virginia        43,570   New Development    August, 1997
Springhurst Towne Center   Louisville, Kentucky           798,736   New Development    August, 1997/April 1998
Bonita Lakes Mall          Meridian, Mississippi          631,555   New Development    October, 1997
Bonita Lakes Crossing      Meridian, Mississippi          110,500   New Development    October, 1997/March 1998
Cortlandt Town Center      Cortlandt, New York            772,451   New Development    November, 1997
Chester Plaza              Richmond, Virginia              10,000   New Development    October, 1997
Westgate Crossing          Spartanburg, South Carolina    151,489   Acquisition        August, 1997
Springdale Mall            Mobile, Alabama                926,376   Acquisition        September, 1997
Asheville Mall             Asheville, North Carolina      823,916   Acquisition        January, 1998
Burnsville Center          Burnsville (Minneapolis),    1,078,568   Acquisition        January, 1998
                             Minnesota

     Approximately $3.8 million of the increase in revenues resulted from improved operations and occupancies in the existing centers.

     Property operating expense, including real estate taxes, maintenance and repairs, and ground rent increased in the first quarter of 1998 by $4.0 million or 31.3% to $16.8 million as compared to $12.8 million in the first quarter of 1997. This increase is primarily the result of the addition of the fourteen new centers referred to above.

     Depreciation and amortization increased in the first quarter of 1998 by $1.5 million or 19.1% to $9.2 million as compared to $7.7 million in the first quarter of 1997. This increase is primarily due to the addition of the fourteen new centers referred to above.

     Interest expense increased in the first quarter of 1998 by $4.8 million, or 54.1% to $13.8 million as compared to $8.9 million in 1997. This increase is primarily due to the additional interest on the fourteen centers opened during the last fifteen months.

     The gain on sales of real estate assets decreased in the first quarter of 1998 by $1.1 million, to $1.9 million as compared to $3.0 million in 1997. The gains in the first quarter of 1998 were in connection with outparcel sales at our development at Springhurst Towne Center in Louisville, Kentucky. Gain on sales in the first quarter of 1997 was for various outparcel sales and included $1.6 million of gain on sale from a pad sale at Cortlandt Towne Center in Cortlandt, New York.

     Equity in earnings of unconsolidated affiliates increased in the first quarter of 1998 by $0.1 million to $0.7 million from $0.6 million in the first quarter of 1997 due to the acquisition of a 49% interest in Governor's Plaza in Clarksville, Tennessee and improved operations at existing equity centers.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, expansion and renovation programs, acquisitions and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     As of May 1, 1998, the Company had $13.8 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of May 1, 1998, the Company had obtained revolving credit lines and term loans totaling $207.5 million of which $37.4 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 28.2% ownership in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.5 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 33.2%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 33.6 million shares of common stock with a market value of approximately $822.0 million at March 31, 1998 (based on the closing price of $24.50 per share on March 31, 1998). Company executive and senior officers' ownership interests had a market value of approximately $272.8 million at March 31, 1998.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At March 31, 1998, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $827.3 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $42.5 million for total debt obligations of $869.8 million with a weighted average interest rate of 7.32%.

     The Company's total conventional fixed rate debt as of March 31, 1998 was $409.1 million with a weighted average interest rate of 8.07% as compared to 8.17% as of March 31, 1997.

     The Company's variable rate debt as of March 31, 1998 was $264.7 million with a weighted average interest rate of 6.66% as compared to 6.85% as of March 31, 1997. Through the execution of swap agreements, the Company has fixed the interest rates on $196 million of debt on operating properties at a weighted average interest rate of 6.52%.

     Of the Company's remaining variable rate debt of $264.7 million, interest rate caps in place of $100.0 million and conventional permanent loan commitments of $78.0 million leave only $86.7 million of debt subject to variable rates. Interest on $57.1 million of this remainder is capitalized to projects currently under construction leaving $29.6 million of variable rate debt exposure on operating properties as of March 31, 1998.

     In June 1995, the Company executed a $50.0 million interest rate swap agreement with NationsBank N.A., which fixes the LIBOR component of $50 million of LIBOR-based variable rate debt at 5.52%. This agreement effectively fixes $50.0 million of the Company's variable rate debt at a rate no greater than 6.77% for a term of three years. There were no fees charged to the Company related to this transaction. In December 1997, the Company obtained two $100 million caps on LIBOR-based variable rate debt, one at 7% for 1998 and one at 7.5% for 1999. There was a fee paid to obtain these caps. In January 1998, the Company executed an interest rate swap agreement which effectively fixes the LIBOR component of $65 million of the company's LIBOR-based variable rate debt at 5.72% for a term of two years. In February 1998, the Company executed an interest rate swap agreement which effectively fixes the LIBOR component of $81 million of the company's LIBOR-based variable rate debt at 5.54% for a term of two years.

     In March 1998, the Company closed on a $20 million credit facility with SouthTrust Bank at an interest rate of 100 basis points over LIBOR. The weighted average interest rate on the Company's credit facilities and term loans is 97 basis points over LIBOR. In September 1996, the Company closed a short term loan with Compass Bank in the amount of $12.5 million at an interest rate of 50 basis point over LIBOR. This note matures on July 15, 1998.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 51.4% at March 31, 1998.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     Development projects under construction and scheduled to open during 1998 are: Sterling Creek Commons in Portsmouth, Virginia, a 65,000-square-foot community center scheduled to open in June 1998 and Sand Lake Corners in Orlando, Florida, a 594,000-square-foot community center, the first phase of which will open in November 1998 with the remainder to open by April 1999. In the first quarter of 1998, the Company began construction on Fiddler's
Run in Morganton, North Carolina, a 203,000-square-foot community center scheduled to open in March 1999. Other projects currently under construction are Arbor Place Mall in Douglasville, Georgia, a suburb of Atlanta. This 860,000-square-foot mall is scheduled to open in October 1999 with an additional 550,000-square-feet planned. Preliminary grading work has already begun for the construction of an adjacent 165,000-square-foot associated center to be called The Landing at Arbor Place.

     During April 1998 the Company opened a 14,000-square-foot expansion to Hamilton Crossing in Chattanooga, Tennessee. The Company will open a 15,000-square-foot expansion to Girvin Plaza in Jacksonville, Florida in May 1998 and a 12,000-square-foot expansion to CoolSprings Crossing in Nashville, Tennessee in August, 1998.

     During the first quarter of 1998, the Company acquired Asheville Mall in Asheville, North Carolina, an 820,000-square-foot mall anchored by Belk, Dillard's, JCPenney, Montgomery Ward and Sears. The company also acquired Burnsville Center in Burnsville (Minneapolis), Minnesota, a 1,079,000-square-foot super regional mall anchored by Dayton's, JCPenney, Mervyn's and Sears. Subsequent to the end of the quarter, the Company purchased Stroud Mall in Stroudsburg, Pennsylvania, a 427,000-square-foot mall anchored by Sears, The Bon-Ton and JCPenney.

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. In addition to the standby purchase agreements, the Company has extended credit on a secured basis to each of the Developers to cover pre-development costs. The outstanding amount on standby purchase agreements is $49.1 million and the committed amount on secured credit agreements is $3.7 million of which $1.8 million is outstanding at March 31, 1998.

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

OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring and non-recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 70% - 90% of its funds from operations with the remaining 10% - 30% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserve will be sufficient to cover (I) tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and (II) capital expenditures which will not be reimbursed by tenants.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit, and a return on the funds so invested is expected to be earned.

     For the first quarter of 1998, revenue generating capital expenditures or tenant allowances for improvements were $2.3 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $1.0 million for the first quarter of 1998. Revenue neutral capital expenditures, which are recovered from the tenants, were $0.5 million for the first quarter of 1998.

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

CASH FLOWS

     Cash flows provided by operating activities for the first quarter of 1998, increased by $8.9 million, or 127%, to $16.0 million from $7.0 million in 1997. This increase was primarily due to the fifteen centers opened or acquired over the last fifteen months, improved operations in the existing centers and the timing of the payment of real estate taxes. Cash flows used in investing activities for the first quarter of 1998, increased by $67.9 million, to $107.6 million compared to $39.8 million in 1997. This increase was due primarily to an increase of $140.4 million of acquisitions offset by the reduction of cash deposited in escrow of $66.1 million and increased investment in capital and development for the first quarter of 1998, as compared to the first quarter of 1997. Cash flows provided by financing activities for the first quarter of 1998, increased by $65.8 million, compared to the first quarter of 1997 primarily due to increased borrowings related to the development and acquisition program.

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

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (including the write-off of development projects not being pursued) gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The FFO for the first quarter of 1997 has been restated to include straight line rents. Beginning with the first quarter of 1998 the Company includes straight line rent in its FFO calculation. However, the Company continues to exclude gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added
$1.9 million in the first quarter of 1998 and $3.0 million in 1997.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by GAAP and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income
(loss) for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     For the three months ended March 31, 1998, FFO increased by $4.1 million, or 23.0%, to $22.0 million as compared to $17.9 million for the same period in 1997. The increase in FFO was primarily attributable to the new developments opened during 1997, the acquisitions during 1997 and the first quarter of 1998 and improved operations in the existing portfolio.

The Company's calculation of FFO is as follows: (dollars in thousands)

                                                  Three Months Ended
                                                       March 31,
                                                  -------------------
                                                     1998     1997
                                                  ---------  --------
Income from operations                            $  12,313  $  9,573

ADD:

Depreciation & amortization from                      9,155     7,688
 consolidated properties

Income from operations of                               737       620
 unconsolidated affiliates

Depreciation & amortization from                        346       401
 unconsolidated affiliates

Write-off of development costs charged                    6        27
 to net income


SUBTRACT:

Minority investors' share of income
 from operations in nine properties                    (209)     (142)

Minority investors share of depreciation
 and amortization in nine properties                   (206)     (178)

Depreciation and amortization of non-real
 estate assets and finance costs                       (129)      (94)
                                                  ---------  --------
TOTAL FUNDS FROM OPERATIONS                       $  22,013  $ 17,895
                                                  =========  ========
DILUTED WEIGHTED AVERAGE SHARES WITH
 OPERATING PARTNERSHIP UNITS FULLY CONVERTED         33,780    33,192
                                                  =========  ========

                             PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

        None

ITEM 2: CHANGES IN SECURITIES

        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Shareholders on April 30, 1998. At the meeting, shareholders re-elected as directors Stephen D. Lebovitz (24,487,182 votes for and 227,978 votes against or withheld), and Winston W. Walker (20,462,108 votes for and 253,052 votes against or withheld), to three-year terms expiring in 2001. Other continuing directors of the Company are, Charles B. Lebovitz, Claude M. Ballard, and Leo Fields whose terms expire in 1999 and John N. Foy and William J. Poorvu whose terms expire in 2000.

        In addition, at the meeting, shareholders approved a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1998 (20,694,083 votes for, 21,077 votes against or withheld).

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

           25.1        Loan agreement with South Trust Bank dated
                       January 15, 1998.

             27        Financial Data Schedule


        B. Reports on Form 8-K

           The following items were reported:

           Additional information on the acquisition of Burnsville Center in Burnsville (Minneapolis), Minnesota (Item 2) was reported in an 8-K/A dated April 15, 1998.

           The outline from the Company's April 30, 1998 conference call with analysts and investors regarding earnings (Item 5) was filed on April 30, 1998.

                                      SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CBL & ASSOCIATES PROPERTIES, INC.



                                        /s/  John N. Foy
                                  ------------------------------------
                                             John N. Foy
                                      Executive Vice President,
                                Chief Financial Officer and Secretary
                                (Authorized Officer of the Registrant,
                                    Principal Financial Officer and
                                    Principal Accounting Officer)


Date: May 14, 1998

                                    EXHIBIT INDEX



EXHIBIT
  NO.
-------

 25.1      Loan agreement with South Trust Bank dated January 15, 1998.


 27        Financial Data Schedule