Form 10-Q
period 1998-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 1998-08-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q

==============================================================

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 1998
                                   ---------------------------

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


The number of shares outstanding of each of the registrants classes of stock, as of August 11, 1998: Common Stock, par value $.01 per share, 24,106,609 shares and 9% Series A Commulative Redeemable Preferred Stock, par value $.01 per share, 2,875,00 shares.


                  CBL & ASSOCIATES PROPERTIES, INC.

                                INDEX



PART I          FINANCIAL INFORMATION                           PAGE NUMBER

                ITEM 1:  FINANCIAL INFORMATION                       3

                CONSOLIDATED BALANCE SHEETS - AS OF
                JUNE 30, 1998 AND DECEMBER 31, 1997                  4

                CONSOLIDATED STATEMENTS OF OPERATIONS -
                FOR THE THREE MONTHS ENDED JUNE 30,
                1998 AND 1997 AND FOR THE SIX MONTHS
                ENDED JUNE 30, 1998 AND 1997                         5

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30,
                1998 AND 1997                                        6

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7

                ITEM 2:  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                   9

PART II         OTHER INFORMATION

                ITEM 1:  LEGAL PROCEEDINGS                          24

                ITEM 2:  CHANGES IN SECURITIES                      24

                ITEM 3:  DEFAULTS UPON SENIOR SECURITIES            24

                ITEM 4:  SUBMISSION OF MATTERS TO HAVE A
                         VOTE OF SECURITY HOLDERS                   24

                ITEM 5:  OTHER INFORMATION                          24

                ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K           24


SIGNATURE                                                           25

                  CBL & ASSOCIATES PROPERTIES, INC.



ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL
& Associates Properties, Inc. (the "Company") December 31, 1997 audited financial statements and notes thereto included in the Company's
Form 10-K for the year ended December 31, 1997.

                  CBL & ASSOCIATES PROPERTIES, INC.
                     CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE DATA)
                             (UNAUDITED)

                                            JUNE 30,   DECEMBER 31,
                                             1998         1997
                                          -----------  ------------
ASSETS

Real estate assets:

  Land                                       $209,366    $164,895

  Buildings and improvements                1,243,213   1,019,283
                                          -----------  ------------
                                            1,452,579   1,184,178

    Less: Accumulated depreciation          (163,550)   (145,641)
                                          -----------  ------------
                                            1,289,029   1,038,537

  Developments in progress                     80,219     103,787
                                          -----------  ------------
    Net investment in real estate assets    1,369,248   1,142,324

Cash and cash equivalents                       6,417       3,124

Cash in escrow                                     --      66,108

Receivables:

  Tenant                                       14,741      12,891

  Other                                         1,157       1,121

Notes receivable                               12,205      11,678

Other assets                                    9,291       7,779
                                          -----------  ------------
                                           $1,413,059  $1,245,025
                                          ===========  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage and other notes payable             $841,929    $741,413

Accounts payable and accrued liabilities       25,799      41,978
                                          -----------  ------------
  Total liabilities                           867,728     783,391
                                          -----------  ------------
Distributions and losses in excess
of investment in unconsolidated affiliates      7,255       6,884
                                          -----------  ------------
Minority interest                             128,264     123,897
                                          -----------  ------------
Commitments and contingencies

Shareholders' Equity:

  Preferred stock, $.01 par value, 5,000,000
  shares authorized, 2,875,000 issued in 1998,
  none in 1997                                     29          __

  Common stock, $.01 par value, 95,000,000
  shares authorized, 24,081,500 and 24,063,963
  shares issued and outstanding in 1998 and
  1997, respectively                              241         241

  Excess stock, $.01 par value, 100,000,000
  shares authorized, none issued                   __          __

  Additional paid - in capital                429,834     359,541

  Accumulated deficit                        (19,881)    (28,433)

  Deferred compensation                         (411)       (496)
                                          -----------  ------------
    Total shareholders' equity                409,812     330,853
                                          -----------  ------------
                                           $1,413,059  $1,245,025
                                          ===========  ============

The accompanying notes are an integral part of these balance sheets.

                  CBL & ASSOCIATES PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (Unaudited)


                            Three Months Ended   Six Months Ended
                                June 30,             June 30,
                            ------------------   -----------------
                               1998     1997       1998     1997
                            --------- --------   -------- --------
REVENUES:

Rentals:

   Minimum                   $37,967  $27,978    $74,020  $54,540

   Percentage                  1,154      531      2,829    1,907

   Other                         387      139        820      359

Tenant reimbursements         16,552   12,681     32,003   24,397

Management, development
  andleasing fees                723      431      1,420    1,110


Interest and other               616      698      1,363    1,387
                            --------- --------   -------- --------
  Total revenues              57,399   42,458    112,455   83,700

EXPENSES:

Property operating             9,480    7,397     18,324   14,470

Depreciation and
  amortization                 9,720    7,922     18,875   15,610

Real estate taxes              5,290    3,570     10,252    6,935

Maintenance and repairs        3,295    2,484      6,295    4,843

General and administrative     2,730    2,286      5,731    4,503

Interest                      15,042    8,995     28,817   17,935

Other                              3       15          9       42
                            --------- --------   -------- --------
  Total expenses              45,560   32,669     88,303   64,338

Income from operations        11,839    9,789     24,152   19,362

Gain on sales of real
   estate assets                 581      363      2,512    3,382


Equity in earnings of
   unconsolidated affiliates     431      593      1,168    1,213

Minority interest in earnings:

  Operating partnership       (3,604)  (2,991)    (7,777)  (6,585)

  Shopping center properties     (99)    (147)      (308)    (289)
                            --------- --------   -------- --------
Income before extraordinary
   item                        9,148    7,607     19,747   17,083

Extraordinary loss on
   extinguishment of debt         --       --         --     (496)
                            --------- --------   -------- --------
NET INCOME                    $9,148   $7,607    $19,747  $16,587
                            ========= ========   ======== ========
Basic per share data:

Income before extraordinary
   item                        $0.38    $0.32      $0.82    $0.72

    NET INCOME                 $0.38    $0.32      $0.82    $0.70
                            ========= ========   ======== ========
Weighted average common
   shares outstanding         24,079   23,988     24,075   23,749
                            ========= ========   ======== ========
Diluted per share data:

Income before extraordinary
   item                        $0.38    $0.31      $0.81    $0.71

    NET INCOME                 $0.38    $0.31      $0.81    $0.69
                            ========= ========   ======== ========
Weighted average common
  shares and dilutive
  potential common shares
  outstanding                 24,311   24,213     24,308   24,005
                            ========= ========   ======== ========

   The accompanying notes are an integral part of these statements.

                  CBL & ASSOCIATES PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)
                             (UNAUDITED)

                                               SIX MONTHS
                                              ENDED JUNE 30,
                                             ----------------
                                              1998      1997
                                             -------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                   $19,747   $16,587

Adjustments to reconcile net income to
   net cash provided by operating
   activities:

  Minority interest in earnings                8,085     6,874

  Depreciation                                15,985    14,093

  Amortization                                 3,452     2,100

  Gain on sales of real estate assets        (2,512)    (3,382)

  Issuance of stock under incentive plan         265       104

  Equity in earnings of unconsolidated
     affiliates                               (1,168)   (1,213)

  Amortization of deferred compensation          222       160

  Write-off of development projects                9        42

  Distributions from unconsolidated
     affiliates                                2,182     1,218

  Distributions to minority investors         (8,754)   (8,286)

  Changes in assets and liabilities -

       Tenant and other receivables           (1,900)      947

       Other assets                           (2,127)     (504)

       Accounts payable and accrued
          expenses                               624    (4,002)
                                             -------   -------
          Net cash provided by
             operating activities             34,110    24,738
                                             -------   -------


CASH FLOWS FROM INVESTING ACTIVITIES:

    Construction of real estate assets
       and land acquisitions, net of
       payables                              (55,044)  (64,651)

    Acquisition of real estate assets       (184,661    (5,716)

    Capitalized interest                      (2,467)   (3,192)

    Other capital expenditures                (8,485)   (4,699)

    Deposits in escrow                        66,108        --

    Proceeds from sales of real
       estate assets                           6,316     6,794

    Additions to notes receivable             (1,478)   (1,789)

    Payments received on notes receivable      1,234       489

    Additional investments in and
       advances to unconsolidated
       affiliates                               (643)     (286)
                                             -------   -------
          Net cash used in investing
             activities                     (179,120)  (73,050)
                                             -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from mortgage and other
      notes payable                          189,663   165,899

    Principal payments on mortgage and
       other notes payable                   (89,147) (172,368)

    Additions to deferred finance costs         (700)     (901)

    Proceeds from issuance of preferred
       stock                                  70,175        --

    Proceeds from issuance of common
       stock                                     155    74,398

    Proceeds from exercise of stock
       options                                    --       533

    Prepayment penalties on
       extinguishment of debt                     --      (496)

    Dividends paid                           (21,843)  (19,414)
                                             -------   -------
          Net cash provided by financing
             activities                      148,303    47,651
                                             -------   -------


NET CHANGE IN CASH AND CASH EQUIVALENTS        3,293      (661)



CASH AND CASH EQUIVALENTS, beginning
   of period                                   3,124     4,298
                                             -------   -------
CASH AND CASH EQUIVALENTS, end
   of period                                  $6,417    $3,637
                                             =======   =======
Cash paid for interest, net of amounts
   capitalized                               $27,751   $18,576
                                             =======   =======

The accompanying notes are an integral part of these statements.

                  CBL & ASSOCIATES PROPERTIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - UNCONSOLIDATED AFFILIATES

At June 30, 1998, the Company had investments in four partnerships and joint ventures, all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are as follows (in thousands):

                                     COMPANY'S SHARE    COMPANY'S SHARE
                                        FOR THE            FOR THE
                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,           JUNE 30,
                                    ------------------  ----------------

                                      1998      1997     1998      1997
                                     ------    ------   ------    ------
     REVENUES                        $2,584    $2,612   $5,526    $5,342
                                     ------    ------   ------    ------
     Depreciation and amortization      354       255      700       656

     Interest expense                   974       854    1,984     1,822

     Other operating expenses           825       910    1,674     1,651
                                     ------    ------   ------    ------
     Net income                      $  431    $  593   $1,168    $1,213
                                     ======    ======   ======    ======

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

NOTE 3 - CREDIT FACILITIES AND AGREEMENTS

     The Company has credit facilities of $207.5 million of which $100.7 million is available at June 30, 1998. Outstanding amounts bear interest at a weighted average interest rate of 94 basis points over LIBOR at June 30, 1998. The Company has swap agreements of $234 million in effect at June 30, 1998 as indicated in the table below:

  Swap Amount     Fixed LIBOR
 (in millions)     Component    Expiration Date  Effective Date
---------------  -------------  ---------------  --------------
      $65            5.72%         01/07/2000       01/07/98
       81            5.54%         02/04/2000       02/04/98
       50            5.70%         06/15/2001       06/15/98
       38            5.73%         06/30/2001       06/26/98

There were no fees related to the swap agreements. These swap agreements did not have a significant impact on interest expense for the three or six months ended June 30, 1998. The Company also has agreements capping the interest rate on $100 million of variable rate debt at a LIBOR rate no greater than 7% in 1998 and 7.5% in 1999.

                  CBL & ASSOCIATES PROPERTIES, INC.

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with Company's Consolidated Financial Statements and Notes thereto.

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


GENERAL BACKGROUND

 The Company's Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership
(the "Operating Partnership") which includes at June 30, 1998, the operations of a portfolio of properties consisting of twenty regional malls, eleven associated centers, eighty-two community centers, an office building, joint venture investments in three regional malls and one associated center, and income from six mortgages ("the Properties"). The Operating Partnership also has one mall, one associated center, one power center, and two community centers currently under construction, options to acquire certain shopping center development sites and contingent contracts for the purchase of certain operating properties. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls")
and malls which are in their initial lease-up phase ("New Malls").   The
New Mall category is presently comprised of the redeveloped and expanded, Westgate Mall in Spartanburg, South Carolina, Oak Hollow Mall in High Point, North Carolina, the redeveloped Springdale Mall in Mobile, Alabama and the recently opened Bonita Lakes Mall in Meridian, Mississippi.

     In April 1998, the Company acquired Stroud Mall in Stroudsburg, Pennsylvania for $38 million which was funded from the proceeds of a $33 million acquisition loan and the balance from the Company's credit lines.

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock at a price to the public of $25 per share. Wells Fargo & Company purchased 715,875 shares of 9% Series A Cumulative Redeemable Preferred Stock from the Company at a price of $25 per share. The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition program.

     In July 1998, the Company acquired Hickory Hollow Mall, Rivergate Mall, The Courtyard at Hickory Hollow, The Village at Rivergate and Lions Head Village all located in the metropolitan Nashville, Tennessee area. The purchase price of $247.4 million was funded from a ten-year fixed-rate loan in the amount of $182.7 million, 631,016 operating partnership units in the Operating Partnership with a value of $15.3 million and the balance funded from the Company's credit lines.


RESULTS OF OPERATIONS

     Operational highlights for the six months ended June 30, 1998 as compared to June 30, 1997 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the nineteen Stabilized Malls in the Company's portfolio increased by 5.8% on a comparable per square foot basis.

                                            Six Months Ended June 30,
                                            -------------------------
                                                1998          1997
                                            ------------   ----------

          Sales per square foot                $113.48       $107.27


     Total sales volume in the mall portfolio, including New Malls, increased 11.4% to $480.9 million for the six months ended June 30, 1998 from $431.7 million for the six months ended June 30, 1997.

     Occupancy costs as a percentage of sales was 12.6% for the six months ended June 30, 1998 and 13.1% for the six months ended June 30, 1997 for the Stabilized Malls. Occupancy costs were 11.2%, 11.5% and 12.3% for the years ended December 31, 1997, 1996, and 1995, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

     Occupancy for the Company's overall portfolio is as follows:

                                        At June 30,
                                     ----------------
                                      1998      1997
                                     -------  -------
Stabilized malls                     91.9%      89.0%
New malls                            90.5%      88.7%
Associated centers*                  88.8%      91.4%
Community centers                    97.6%      96.6%
                                     -------  -------
Total Portfolio                      94.2%      92.9%
                                     =======  =======

            * The Associated centers occupancy decreased due to the acquisition of Westgate Crossing in Spartanburg, South Carolina in August 1997 and the ongoing redevelopment of that center.

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories were as follows:

                                        At June 30,
                                     ----------------
                                      1998      1997
                                     -------  -------
Malls                                $19.01    $19.10
Associated centers                     9.62      9.85
Community centers                      8.00      7.11

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing during the six months ended June 30, 1998, over and above the base and percentage rent paid by the previous tenant:

                                  Per Square      Per Square
                                  Foot Rent       Foot Rent      Percentage
                                  Prior Lease(1)  New Lease(2)   Increase
                                  --------------  ------------   ----------

          Malls                       $19.81         $21.89         10.5%
          Associated centers           10.23          11.60         13.4%
          Community centers             7.87           8.49          7.9%

          (1)  -    Rental achieved for spaces previously occupied at
                    the end of the lease including percentage rent.
          (2)  -    Average base rent over the term of the lease.

     For the six months ended June 30, 1998, malls represented 73.3% of total revenues from the Properties; revenues from associated centers represented 3.6%; revenues from community centers represented 21.3%; and revenues from mortgages and the office building represented 1.8%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements. The Company's cost recovery ratio decreased to 91.8% for the six months ended June, 30 1998 as compared to 92.9% in 1997.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997

     Total revenues for the three months ended June 30, 1998 increased by $14.9 million, or 35.2%, to $57.4 million as compared to $42.5 million in 1997. Of this increase, minimum rents increased by $10.0 million, or 35.7%, to $38.0 million as compared to $28.0 million in 1997, and tenant reimbursements increased by $3.9 million, or 30.5%, to $16.6 million in 1998 as compared to $12.7 million in 1997.

     Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $2.1 million of the increase in revenues. The majority of these increases were generated at Westgate Mall in Spartanburg, South Carolina and Turtle Creek Mall in Hattiesburg, Mississippi. New revenues of $12.8 million resulted from operations at the thirteen new centers opened or acquired during the past fifteen months as follows:

Project Name              Location                             Total GLA   Type of Addition   Opening Date
_______________________   __________________________________   _________   ________________   ________________________

Salem Crossing            Virginia Beach, Virginia               289,305   New Development    April, 1997

Strawbridge Marketplace   Virginia Beach, Virginia                43,570   New Development    August, 1997

Springhurst TowneCenter   Louisville, Kentucky                   798,736   New Development    August, 1997/April 1998

Bonita Lakes Mall         Meridian, Mississippi                  631,555   New Development    October, 1997

Bonita Lakes Crossing     Meridian, Mississippi                  110,500   New Development    October, 1997/March 1998

Cortlandt Town Center     Cortlandt, New York                    772,451   New Development    November, 1997

Chester Plaza             Richmond, Virginia                      10,000   New Development    October, 1997

Sterling Creek Commons    Portsmouth, Virginia                    65,500   New Development    June, 1998

Westgate Crossing         Spartanburg, South Carolina            151,489   Acquisition        August, 1997

Project Name              Location                             Total GLA   Type of Addition   Opening Date
_______________________   __________________________________   _________   ________________   ________________________

Springdale Mall           Mobile, Alabama                        926,376   Acquisition        September, 1997

Asheville Mall            Asheville, North Carolina              823,916   Acquisition        January, 1998

Burnsville Center         Burnsville (Minneapolis),Minnesota   1,078,568   Acquisition        January, 1998

Stroud Mall               Stroudsburg, Pennsylvania              427,000   Acquisition        April, 1998



     Management, leasing and development fees increased by $0.3 million to $0.7 million in the second quarter of 1998 as compared to $0.4 million in the second quarter of 1997. This increase is primarily due to fees earned in the Company's co-development program and increases in management fees on managed properties. Interest and other decreased in the second quarter of 1998 by $0.1 million, to $0.6 million from $0.7 million in 1997. This decrease is due to reductions in mortgage note receivable balances.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the second quarter of 1998 by $4.6 million, or 34.3%, to $18.1 million as compared to $13.5 million in the second quarter of 1997. This increase is primarily the result of the addition of the thirteen new centers referred to above.

     Depreciation and amortization increased in the second quarter of 1998 by $1.8 million, or 22.7%, to $9.7 million as compared to $7.9 million in the second quarter of 1997. This increase is primarily the result of the addition of the thirteen new centers referred to above.

     Interest expense increased in the second quarter of 1998 by $6.0 million, or 67.2%, to $15.0 million as compared to $9.0 million in 1997. This increase is primarily due to interest on debt related to the thirteen new centers opened or acquired during the last fifteen months.

     The gain on sales of real estate assets increased in the second quarter of 1998 by $0.2 million, or 60.1%, to $0.6 million as compared to $0.4 million in 1997. The outparcel sales in the second quarter of 1998 were at Sterling Creek Commons in Portsmouth, Virginia and at Georgia Square Mall in Athens, Georgia. The sales in the second quarter of 1997 were for out parcels at Springhurst Towne Center in Louisville, Kentucky offset by a loss on land sold at Kingston Overlook in Knoxville, Tennessee.


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

     Total revenues for the six months ended June 30, 1998 increased by $28.8 million, or 34.4%, to $112.5 million as compared to $83.7 million in 1997. Of this increase, minimum rents increased by $19.5 million, or 35.7%, to $74.0 million as compared to $54.5 million in 1997, and tenant reimbursements increased by $7.6 million, or 31.2%, to $32.0 million in 1998 as compared to $24.4 million in 1997.

     Improved occupancies, operations and increased rents in the Company's operating portfolio generated $4.6 million of increased revenues. The majority of these increases were generated at Westgate Mall in Spartanburg, South Carolina and Coolsprings Galleria in Nashville, Tennessee. New revenues of $24.2 resulted from operations at the sixteen new centers opened or acquired during the past eighteen months. These centers are as follows:



Project Name              Location                             Total GLA   Type of Addition   Opening Date
_______________________   __________________________________   _________   ________________   ________________________

Northpark Center          Richmond, Virginia                      61,000   New Development    March, 1997

The Terrace               Chattanooga, Tennessee                 156,000   New Development    February/March, 1997

Massard Crossing          Fort Smith, Arkansas                   291,000   New Development    March, 1997

Salem Crossing            Virginia Beach, Virginia               289,000   New Development    April, 1997

Strawbridge Marketplace   Virginia Beach, Virginia                44,000   New Development    August, 1997

Springhurst Towne Center  Louisville, Kentucky                   811,000   New Development    August, 1997/April 1998

Bonita Lakes Mall         Meridian, Mississippi                  633,000   New Development    October, 1997

Bonita Lakes Crossing     Meridian, Mississippi                   62,300   New Development    October, 1997/March 1998

Cortlandt Town Center     Cortlandt, New York                    772,000   New Development    November, 1997

Chester Plaza             Richmond, Virginia                      10,000   New Development    October, 1997

Sterling Creek Commons    Portsmouth, Virginia                    65,500   New Development    June, 1998

Westgate Crossing         Spartanburg, South Carolina            151,000   Acquisition        August, 1997

Springdale Mall           Mobile, Alabama                        926,000   Acquisition        September, 1997

Asheville Mall            Asheville, North Carolina              817,000   Acquisition        January, 1998

Burnsville Center         Burnsville (Minneapolis),Minnesota   1,070,000   Acquisition        January, 1998

Stroud Mall               Stroudsburg, Pennsylvania              427,000   Acquisition        April, 1998

     Management, leasing and development fees increased by $0.3 million to $1.4 million in the first six months of 1998 as compared to $1.1 million in 1997. This increase was primarily due to fees earned in the Company's co-development program and increases in management fees on managed properties.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first six months of 1998 by $8.6 million, or 32.9%, to $34.9 million as compared to $26.2 million in 1997. This increase is primarily the result of the addition of the sixteen new centers referred to above.

     Depreciation and amortization increased in the first six months of 1998 by $3.3 million, or 20.9%, to $18.9 million as compared to $15.6 million in 1997. This increase is primarily the result of the addition of the sixteen new centers referred to above.

     Interest expense increased in the first six months of 1998 by $10.9 million, or 60.7%, to $28.8 million as compared to $17.9 million in 1997. This increase is primarily the result of the addition of interest on debt related to the sixteen new centers referred to above.

     The gain on sales of real estate assets decreased for the six months ended June 30, 1998 by $0.9 million, or 25.7%, to $2.5 million as compared to $3.4 million in 1997. Gain on sales in the first six months of 1998 were for outparcel sales at the Company's developments in Springhurst Towne Center in Louisville, Kentucky and Sterling Creek Commons in Portsmouth, Virginia. The sales in the first six months of 1997 were in connection with anchor pad and outparcel sales at our developments in Courtlandt Town Center in Courtlandt, New York, Salem Crossing in Virginia Beach, Virginia, and Springhurst Towne Center in Louisville, Kentucky off-set by a loss on sale at Kingston Overlook in Knoxville, Tennessee.


LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, acquisition, expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     As of August 6, 1998, the Company had $79.9 million available in unfunded construction loans to be used for completion of construction projects and replenishment of working capital previously used for construction. Additionally, as of August 6, 1998, the Company had obtained revolving credit facilities totaling $242.5 million of which $79.1 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million, with $278 million remaining after
the Company's preferred stock offering on June 30, 1998.    The Company
at this time thinks that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, credit facilities, preferred stock, common stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 28.3% ownership interest in the Operating Partnership held by the Company's executive, former executive, and senior officers which may be exchanged for approximately 9.5 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 33.3%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 33.6 million shares of common stock with a market value of approximately $886.4 million at June 30, 1998 (based on the closing price of $24.25 per share on June 30, 1998). Company executive, former executive and senior officers' ownership interests had a market value of approximately $230.6 million at June 30, 1998.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and are accounted for under the equity method of accounting. At June 30, 1998, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $819.5 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $42.4 million for total debt obligations of $861.9 million with a weighted average interest rate of 7.36%.

     The Company's total conventional fixed rate debt as of June 30, 1998 was $406.4 million with a weighted average interest rate of 8.07% as compared to 8.17% as of June 30, 1997.

     The Company's variable rate debt as of June 30, 1998 was $455.5 million with a weighted average interest rate of 6.73% as compared to 6.85% as of June 30, 1997. Through the execution of swap agreements, the Company has fixed the interest rates on $234 million of variable rate debt on operating properties at a weighted average interest rate of 6.77%. Of the Company's remaining variable rate debt of $221.5 million, interest rate caps in place of $100.0 million and conventional permanent loan commitments of $117.4 million leaving $4.1 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The Company's swap agreements in place at June 30, 1998 are as follows:

  Swap Amount     Fixed LIBOR
 (in millions)     Component    Expiration Date  Effective Date
---------------   ------------  ---------------  --------------
      $65            5.72%         01/07/2000       01/07/98
       81            5.54%         02/04/2000       02/04/98
       50            5.70%         06/15/2001       06/15/98
       38            5.73%         06/30/2001       06/26/98

     In December 1997, the Company obtained two $100 million caps on LIBOR-based variable rate debt, one at 7% for 1998 and one at 7.5% for 1999. There was a fee paid to obtain these caps.

     In August 1998, Wells Fargo Realty Advisors Funding, Inc., the agent for the Company's largest credit facility, increased the Company's credit facility to $120 million from $85 million. In July 1998, the Company extended a short term loan with Compass Bank in the amount of $12.5 million at an interest rate of 50 basis point over LIBOR. The note matures on September 15, 1998. The weighted average interest rate on the Company's credit facilities is 95 basis points over LIBOR at August 6, 1998.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 49.3% at June 30, 1998.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     In the second quarter of 1998 the Company opened in June a 65,500-square-foot community center Sterling Creek Commons in Portsmouth, Virginia, in April a 14,000-square-foot expansion to Hamilton Crossing in Chattanooga, Tennessee and in May a 15,000-square-foot expansion to Girvin Plaza in Jacksonville, Florida. A 12,000-square-foot expansion to Coolsprings Crossing in Nashville, Tennessee is expected to open in August 1998. The Company's other development project under construction and scheduled to open during 1998 is Sand Lake Corners in Orlando, Florida, a 594,000-square -foot community center, the first phase of which will open in November 1998 with the remainder to open by April 1999. Projects scheduled to open in 1999 are Fiddler's Run in Morganton, North Carolina, a 203,000-square-foot community center scheduled to open in March 1999 and Arbor Place Mall in Douglasville, Georgia, a suburb of Atlanta. This 983,000-square-foot mall is scheduled to open in October 1999 with an additional 250,000-square-feet planned. Preliminary grading work has already begun for the construction of an adjacent 165,000-square-foot associated center to be called The Landing at Arbor Place. In the second quarter of 1998 the Company began construction on an 83,000-square-foot Regal Cinema in Jacksonville, Florida scheduled to open in the fall of 1999.

     During the first quarter of 1998, the Company acquired Asheville Mall in Asheville, North Carolina, an 820,000-square-foot mall anchored by Belk, Dillard's, JCPenney, Montgomery Ward and Sears. The Company also acquired Burnsville Center in Burnsville (Minneapolis), Minnesota, a 1,079,000-square -foot super regional mall anchored by Dayton's, JCPenney, Mervyn's and Sears. In April 1998 the Company purchased Stroud Mall in Stroudsburg, Pennsylvania, a 427,000-square-foot mall anchored by Sears, The Bon-Ton and JCPenney. In July 1998 the Company acquired Hickory Hollow Mall, a 1,096,000 square foot mall, and Rivergate Mall, a 1,074,000 square foot mall both of which are located in the metropolitan Nashville, Tennessee area. Both malls are anchored by Dillard's, JC Penney, Castner-Knott and Sears. The Company also acquired The Courtyard at Hickory Hollow, a 77,000-square-foot associated center, The Village at Rivergate a 166,000-square-foot associated center and Lions Head Village a 93,000 square foot community center all located in the metropolitan Nashville, Tennessee area.

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. In addition to the standby purchase agreements, the Company has extended credit Developer to cover pre-development costs. The outstanding amount on standby purchase agreements is $49.1 million and the committed amount on secured credit agreements is $2.7 million of which $2.2 million is outstanding at June 30, 1998.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The

Company intends to distribute approximately 70% - 80% of its funds from operations with the remaining 20% - 30% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserve will be sufficient to cover both tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and capital expenditures which will not be reimbursed by tenants. Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the credit facilities.

     For the six months ended June 30, 1998, revenue generating capital expenditures, or tenant allowances for improvements, were $3.7 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $4.6 million for the six months ended June 30, 1998. Revenue neutral capital expenditures, which are recovered from the tenants, were $1.1 million for the six months ended June 30, 1998.

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


CASH FLOWS

     Cash flows provided by operating activities for the six months ended June 30, 1998 increased by $9.4 million, or 37.9%, to $34.1 million from $24.7 million in 1997. This increase was primarily due to the increases in net income and depreciation and amortization related to the addition of sixteen new properties over the last eighteen months. Cash flows used in investing activities for the six months ended June 30, 1998 increased by $106.1 million, or 145.2%, to $179.1 million compared to $73.1 million in 1997. This increase was due primarily to the purchase of three malls in 1998 and continuing development of new properties as compared to 1997. Cash flows provided by financing activities for the six months ended June 30, 1998, increased by $100.6 million, or 211.2%, to $148.3 million compared to $47.7 million in 1997. The increase was primarily due to increased borrowings related to the development and acquisition program and a decrease in the amount of debt repaid in the six months ended June 30, 1998 as compared to the same period in 1997.

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (including the write-off of development projects not being pursued), gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties.
The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 1998 the Company includes straight line rent in its FFO calculation. However, the Company continues to exclude gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $0.5 million and $2.5 million to FFO in the three months and six months ended June 30, 1998 respectively and $0.6 million and $3.4 million in the same periods in 1997, respectively. FFO for the second quarter and six months of 1997 has been restated to include straight line rents.

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

     For the three months ended June 30, 1998, FFO increased by $3.8 million, or 20.8%, to $21.9 million as compared to $18.1 million for the same period in 1997. For the six months ended June 30, 1998, FFO increased by $7.9 million, or 21.9%, to $43.9 million as compared to $36.0 million for the same period in 1997. The increase in FFO for both periods was primarily attributable to the new developments opened during 1997, the acquisitions during 1997 and 1998 and improved operations in the existing portfolio.

     The Company's calculation of FFO is as follows: (in thousands)

                                     Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                     ------------------   -----------------
                                      1998       1997       1998     1997
                                     --------  --------   --------  -------
Income from operations               $11,839    $9,789    $24,152   $19,362

ADD:

Depreciation & amortization from       9,720     7,922     18,875    15,610
     consolidated properties

Income from operations of                431       593      1,168     1,213
      unconsolidated affiliates

Depreciation & amortization from
      unconsolidated affiliates          354       255        700       656

Write-off of development costs
      charged to net income                3        15          9        42

SUBTRACT:

Minority investors' share of
      income from operations in
      nine properties                    (99)     (147)      (308)     (289)


Minority investors share of
       depreciation and amortization
       in nine properties               (227)     (205)      (433)     (383)

Depreciation and amortization of
        non-real estate assetsand
        finance costs                   (149)     (119)      (278)     (213)
                                     --------  --------   --------  -------
TOTAL FUNDS FROM OPERATIONS          $21,872   $18,103    $43,885   $35,998
                                     ========  ========   ========  =======
     Basic per share data:

         Funds from operations         $0.65     $0.54      $1.31     $1.09
                                     ========  ========   ========  =======
         Weighted average common
            shares outstanding with
            operating partnership
            unitsfully converted      33,420    33,556     33,169    33,565
                                     ========  ========   ========  =======
     Diluted per share data:

         Funds from operations         $0.65     $0.54      $1.30     $1.08
                                     ========  ========   ========  =======
         Weighted average common
            shares and dilutive
            potential common shares
            outstanding with
            operating partnership
            units fully converted     33,797    33,645     33,789    33,425
                                     ========  ========   ========  =======


IMPACT OF INFLATION

 In the last four years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.


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

         The Company has initiated communications with its significant suppliers and tenants to determine the extent to which the Company is vulnerable to the failure of such parties to remediate their year 2000 compliance issues. No assurance can be given, however, that the systems of these outside parties will be made year 2000 compliant in a timely manner or thatthe noncompliance of the systems of any of these parties would not have a materially affect on the Company's liquidity or results of operations.


NEW ACCOUNTING PRONOUNCEMENTS

        In May 1998, the Emerging Issues Task Force ("EITF") issued EITF 98-9 "Reporting Contingent Rents" in which it reached a consensus regarding the accounting for contingent rent in interim financial periods. The Company already accounts for contingent rents in accordance with EITF 98-9.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1,
1998).

      The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, the SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                     PART II - OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

        None

ITEM 2: CHANGES IN SECURITIES

        None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4: SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5: OTHER INFORMATION

        None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        A.     Exhibits

               25.2 Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc. Dated July 1, 1998.

               27    Financial Data Schedule

        B.     Reports on Form 8-K

                     The following items were reported:

                     Underwriting agreement for the issue of 2,875,000 shares of 9% Series A Cummulative Redeemable Preferred Stock (Item 5) was filed on June 24, 1998.

                     Information on the purchase of two malls and three community centers in Nashville Tennessee (Item 2) was filed on June 25, 1998.

                     The outline from the Company's July 30, 1998 conference call with analysts and investors regarding earnings (Item 5) was filed on July 30, 1998.

                              SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CBL & ASSOCIATES PROPERTIES, INC.



                                    /s/   John N. Foy
                           --------------------------------------
                                        John N. Foy
                                 Executive Vice President,
                           Chief Financial Officer and Secretary
                                 (Authorized Officer of the
                                        Registrant,
                              Principal Financial Officer and
                               Principal Accounting Officer)



Date: August 14, 1998

                            EXHIBIT INDEX



    EXHIBIT
      NO.
    -------
      25.2 Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc. Dated July 1, 1998.


      27     Financial Data Schedule