Form 10-Q
period 1998-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 1998-11-13
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q

==============================================================

            SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549

                         FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   September 30, 1998
                                   ---------------------------

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


The number of shares outstanding of each of the registrants classes of common stock, as of November 9, 1998: Common Stock, par value $.01 per share, 24,194,386 shares.

              CBL & ASSOCIATES PROPERTIES, INC.

                            INDEX





PART I          FINANCIAL INFORMATION                           PAGE NUMBER

                ITEM 1:  FINANCIAL INFORMATION                       3

                CONSOLIDATED BALANCE SHEETS - AS OF
                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997             4

                CONSOLIDATED STATEMENTS OF OPERATIONS -
                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                1998 AND 1997 AND FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30,
                1997                                                 5

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                1998 AND SEPTEMBER 30, 1997                          6

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS                                           7

                ITEM 2:  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS                   9

PART II         OTHER INFORMATION

                ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K           25


SIGNATURE                                                           26

              CBL & ASSOCIATES PROPERTIES, INC.




ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "REIT") December 31, 1997 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1997.

               CBL & ASSOCIATES PROPERTIES, INC.
                 CONSOLIDATED BALANCE SHEETS
             (In thousands, except share data)
                        (UNAUDITED)

                                              September 30,      December 31,
                                                   1998             1997
                                               -----------       ------------
ASSETS

Real estate assets:
  Land . . . . . . . . . . . . . . . . . . .    $  258,234        $  167,895
  Buildings and improvements . . . . . . . .     1,609,231         1,019,283
                                                ----------        ----------
                                                 1,867,465         1,184,178
  Less: Accumulated depreciation . . . . . .      (174,921)         (145,641)
                                                ----------        ----------
                                                 1,692,544         1,038,537
  Developments in progress . . . . . . . . .        89,369           103,787
                                                ----------        ----------
  Net investment in real estate assets . . .     1,781,913         1,142,324

Cash and cash equivalents. . . . . . . . . .         6,787             3,124

Cash in escrow . . . . . . . . . . . . . . .            --            66,108

Receivables:
  Tenant . . . . . . . . . . . . . . . . . .        17,665            12,891
  Other. . . . . . . . . . . . . . . . . . .         1,505             1,121

Mortgage notes receivable  . . . . . . . . .        11,949            11,678
Other assets . . . . . . . . . . . . . . . .        14,648             7,779
                                                ----------        ----------
                                                $1,834,467        $1,245,025
                                                ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage and other notes payable . . . . . .    $1,184,967        $  741,413
Accounts payable and accrued liabilities . .        41,020            41,978
                                                ----------        ----------
  Total liabilities. . . . . . . . . . . . .     1,225,987           783,391
                                                ----------        ----------
Distributions and losses in excess of
  investment in unconsolidated affiliates. .         6,996             6,884
                                                ----------        ----------
Minority interest  . . . . . . . . . . . . .       193,420           123,897
                                                ----------        ----------
Commitments and contingencies. . . . . . . .            --                --

Shareholders' Equity:

  Preferred stock, $.01 par value, 5,000,000
    shares authorized 2,875,000 issued in
    1998, none in 1997 . . . . . . . . . . .            29                --

  Common stock, $.01 par value, 95,000,000
    shares authorized, 24,172,155 and
    24,063,963 shares issued and outstanding
    in 1998 and 1997, respectively . . . . .           242               241

  Excess stock, $.01 par value, 100,000,000
    shares authorized, none issued . . . . .            --                --

  Additional paid - in capital . . . . . . .       431,716           359,541

  Accumulated deficit. . . . . . . . . . . .       (23,376)          (28,433)

  Deferred compensation. . . . . . . . . . .          (547)             (496)
                                                ----------        ----------
    Total shareholders' equity . . . . . . .       408,064           330,853
                                                ----------        ----------
                                                $1,834,467        $1,245,025
                                                ==========        ==========

      The accompanying notes are an integral part of these balance sheets.

                    CBL & ASSOCIATES PROPERTIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (UNAUDITED)

                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                  --------------------   --------------------
                                   1998          1997      1998        1997
                                  ---------  ---------   ---------  ---------

REVENUES:

Rentals:
   Minimum . . . . . . . . . . .    $44,525   $28,726    $118,545    $83,266
   Percentage. . . . . . . . . .      1,146       770       3,975      2,677
   Other . . . . . . . . . . . .        462       256       1,282        615

Tenant reimbursements. . . . . .     20,238    12,225      52,241     36,622

Management, development
and leasing fees . . . . . . . .        639       655       2,058      1,765

Interest and other . . . . . . .        703       611       2,067      1,998
                                    -------   -------     -------    -------
  Total revenues . . . . . . . .     67,713    43,243     180,168    126,943
                                    -------   -------     -------    -------

EXPENSES:

Property operating . . . . . . .     11,187     7,568      29,511     22,038

Depreciation and amortization. .     11,659     8,029      30,534     23,639

Real estate taxes. . . . . . . .      6,355     3,515      16,607     10,450

Maintenance and repairs. . . . .      3,928     2,427      10,223      7,270

General and administrative . . .      2,775     1,849       8,506      6,352

Interest . . . . . . . . . . . .     19,019     9,146      47,836     27,081

Other. . . . . . . . . . . . . .        113         3         122         45
                                    -------   -------     -------    -------
  Total expenses . . . . . . . .     55,036    35,537     143,339     96,875
                                    -------   -------     -------    -------
Income from operations . . . . .     12,677    10,706      36,829     30,068

Gain on sales of real
estate assets. . . . . . . . . .        398       774       2,910      4,156

Equity in earnings of
unconsolidated affiliates. . . .        521       301       1,689      1,514

Minority interest in
earnings:

  Operating partnership. . . . .     (3,499)   (3,178)    (11,276)    (9,763)

  Shopping center properties . .       (101)     (116)       (409)      (405)
                                    -------   -------     -------    -------
Income before extraordinary
  item . . . . . . . . . . . . .      9,996     8,487      29,743     25,570

Extraordinary loss on
  extinguishment of debt . . . .       (676)     (432)       (676)      (928)
                                    -------   -------     -------    -------
Net income . . . . . . . . . . .      9,320     8,055      29,067     24,642

Preferred dividend . . . . . . .     (1,617)       --      (1,617)        --
                                    -------   -------     -------    -------
Net income available to common
  shareholders . . . . . . . . .    $ 7,703   $ 8,055     $27,450    $24,642
                                    =======   =======     =======    =======
Basic per share data:

  Income before extraordinary
    item . . . . . . . . . . . .     $ 0.35   $  0.35     $  1.17    $  1.07
                                    =======   =======     =======    =======
  Net income . . . . . . . . . .     $ 0.32   $  0.34     $  1.14    $  1.03
                                    =======   =======     =======    =======
Weighted average common shares
  outstanding. . . . . . . . . .     24,117    24,025      24,089     23,842
                                    =======   =======     =======    =======
Diluted per share data:

  Income before extraordinary
    item . . . . . . . . . . . .     $ 0.34   $  0.35     $  1.16    $  1.06
                                    =======   =======     =======    =======
  Net income . . . . . . . . . .     $ 0.32   $  0.33     $  1.13    $  1.02
                                    =======   =======     =======    =======
Weighted average common and
  dilutive potential common
  shares outstanding . . . . . .     24,409    24,300      24,345     24,104
                                    =======   =======     =======    =======

  The accompanying notes are an integral part of these statements.

                   CBL & ASSOCIATES PROPERTIES, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                             (UNAUDITED)

                                                            Nine Months
                                                        Ended September 30,
                                                      ----------------------
                                                        1998          1997
                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income . . . . . . . . . . . . . . . . . . .        $29,067      $24,642

Adjustments to reconcile net income to net cash provided by operating activities:

  Minority interest in earnings. . . . . . . . .         11,685       10,168

  Depreciation . . . . . . . . . . . . . . . . .         26,032       21,397

  Amortization . . . . . . . . . . . . . . . . .          5,369        2,760

  Extraordinary loss on extinguishment of debt .             --           62

  Gain on sales of real estate assets. . . . . .         (2,910)      (4,156)

  Issuance of stock under incentive plan . . . .            287          127

  Equity in earnings of unconsolidated
    affiliates . . . . . . . . . . . . . . . . .         (1,689)      (1,514)

  Amortization of deferred compensation. . . . .            392          239

  Write-off of development projects. . . . . . .            122           45

  Distribution from unconsolidated
    affiliates . . . . . . . . . . . . . . . . .          2,768        1,764

  Distributions to minority investors. . . . . .        (13,193)     (12,647)

  Changes in assets and liabilities -

      Tenant and other receivables . . . . . . .         (5,158)        (293)

      Other assets . . . . . . . . . . . . . . .         (6,187)        (769)

      Accounts payable and accrued expenses. . .         12,833        6,207
                                                       --------     --------
      Net cash provided by operating
        activities . . . . . . . . . . . . . . .         59,418       48,032
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Construction of real estate and land
    acquisitions, net of payables. . . . . . . .        (81,290)    (101,282)

  Acquisition of real estate assets. . . . . . .       (501,156)     (36,207)

  Capitalized interest . . . . . . . . . . . . .         (3,858)      (4,702)

  Other capital expenditures . . . . . . . . . .        (16,186)      (6,580)

  Deposits in escrow . . . . . . . . . . . . . .         66,108           --

  Proceeds from sales of real estate
    assets . . . . . . . . . . . . . . . . . . .          6,730        8,876

  Additions to mortgage notes receivable . . . .         (1,497)      (3,252)

  Payments received on mortgage notes
    receivable . . . . . . . . . . . . . . . . .          1,435        1,472

  Additional investments in and advances to
    unconsolidated affiliates. . . . . . . . . .           (967)      (1,724)
                                                       --------     --------
    Net cash used in investing activities. . . .       (530,681)    (143,399)
                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from mortgage and other notes
    payable. . . . . . . . . . . . . . . . . . .        586,832      251,540

  Principal payments on mortgage and
    other notes payable. . . . . . . . . . . . .       (143,278)    (198,279)

  Additions to deferred finance costs. . . . . .         (2,025)        (655)

  Proceeds from issuance of preferred stock. . .         70,112           --

  Proceeds from issuance of common stock . . . .            240       74,465

  Proceeds from exercise of stock options. . . .          1,391        1,104

  Purchase of minority interest. . . . . . . . .         (3,012)          --

  Prepayment penalties on extinguishment
    of debt. . . . . . . . . . . . . . . . . . .           (676)        (866)

  Dividends paid . . . . . . . . . . . . . . . .        (34,658)     (30,038)
                                                      ---------     --------
    Net cash provided by financing activities. .        474,926       97,271
                                                      ---------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS. . . . .          3,663        1,904

CASH AND CASH EQUIVALENTS, beginning of
  period . . . . . . . . . . . . . . . . . . . . .        3,124        4,298
                                                      ---------     --------
CASH AND CASH EQUIVALENTS, end of period . . . . .    $   6,787     $  6,202
                                                      =========     ========
Cash paid for interest, net of amounts
  capitalized. . . . . . . . . . . . . . . . . . .    $  42,147     $ 22,660
                                                      =========     ========

The accompanying notes are an integral part of these statements.

                    CBL & ASSOCIATES PROPERTIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unconsolidated Affiliates

At September 30, 1998, the Company had investments in four partnerships and joint ventures, all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are as follows (in thousands):

                                                 Comapny's Share
                               Total For The         For The
                             Three Months Ended   Nine Months Ended
                                September 30,      September 30,
                             ------------------  ------------------
                                1998     1997      1998      1997
                             --------  --------  --------  --------

Revenues . . . . . . . .     $  2,597  $  2,515  $  8,125  $  7,856
                             --------  --------  --------  --------
Depreciation and
  amortization . . . . .          357       337     1,057       993

Interest expense . . . .          920       964     2,904     2,786

Other operating
  expenses . . . . . . .          799       913     2,475     2,563
                             --------  --------  --------  --------
Net income . . . . . . .     $    521  $    301  $  1,689  $  1,514
                             ========  ========  ========  ========

NOTE 2 - CONTINGENCIES

The Company is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial statements of the Company. Additionally, based on environmental studies completed to date on the real estate properties, management believes that exposure, if any, related to environmental cleanup will be immaterial to the financial position and results of operations of the Company.

Note 3 - Credit Agreements

The Company has credit facilities of $230 million of which $95.6 million is available at September 30, 1998. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 6.51% at September 30, 1998. The Company's variable rate debt as of September 30,
1998 was $521.1 million with a weighted average interest rate of 6.61% as compared to 6.98% as of September 30, 1997. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $314 million of variable rate debt on operating properties at a weighted average interest rate of 6.61%. Of the Company's remaining variable rate debt of $207.1 million, interest rate caps in place of $100.0 million and conventional permanent loan commitments of $39.4 million, leave $67.7 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The Company's swap agreements in place at September 30, 1998 are as follows:


Swap Amount         Fixed LIBOR
(in millions)        Component       Expiration Date     Effective Date
--------------     --------------    ---------------     --------------

    $65                 5.72%           01/07/2000          01/07/98
     81                 5.54%           02/04/2000          02/04/98
     50                 5.70%           06/15/2001          06/15/98
     38                 5.73%           06/30/2001          06/26/98
     80                 5.49%           09/01/2001          09/01/98


In December 1997, the Company obtained two $100 million interest rate caps on LIBOR-based variable rate debt, one at 7% for 1998 and one at 7.5% for 1999. There was a fee paid to obtain these caps.


Note 4- Non-Cash Financing and Investing Activities

During the three months ended September 30, 1998 the Company issued operating partnership units to finance acquisitions of real estate assets with a value of $69.0 million.

                CBL & Associates Properties, Inc.

         Item 2:  Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations


     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

     The information included herein contains "forward-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the Company's other filings with the Securities and Exchange Commission, including, without limitation, the Company's Annual Report on Form 10-K and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference therein, for a discussion of such risks and uncertainties.


GENERAL BACKGROUND

     The Company's Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at September 30, 1998 the operations of a portfolio of properties consisting of twenty-four regional malls, thirteen associated centers, eighty-three community centers, an office building, joint venture investments in three regional malls and one associated center, and income from six mortgages ("the Properties").
The Operating Partnership also has one mall, one associated center, one power center, two community centers and one expansion currently under construction and holds options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories: malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of the redeveloped and expanded Westgate Mall in Spartanburg, South Carolina, Oak Hollow Mall in High Point, North Carolina, Springdale Mall in Mobile, Alabama which is being redeveloped and Bonita Lakes Mall in Meridian, Mississippi.

     In July 1998, the Company acquired Hickory Hollow Mall, Rivergate Mall, The Courtyard at Hickory Hollow, The Village at Rivergate and Lionshead Village, all located in the metropolitan Nashville, Tennessee area. The purchase price of $247.4 million was funded with a ten-year fixed-rate loan in the amount of $182.7 million, 631,016 operating partnership units in the Operating Partnership with a value of $15.3 million and the balance funded from the Company's credit lines.

     In July 1998, the Company purchased 122,008 limited partnership units valued at $3.0 million from a former executive and minority investor in the Operating Partnership.

     In August 1998, the Company acquired Meridian Mall in Lansing (Oskemos), Michigan and Janesville Mall in Janesville, Wisconsin. The purchase price of $138 million was funded with an acquisition loan of $80 million, 2,118,229 limited partnership units in the Operating Partnership with a value of $53 million and, the assumption of a $17.1 million mortgage loan. Excess loan proceeds of $12.1 million were used to pay down the Company's credit lines.

     In the third quarter of 1998, the Company closed the purchase of three parcels of land from CBL & Associates, Inc., the predecessor company, for an aggregate price of $1,538,157. The Operating Partnership issued limited partnership interests equivalent to 62,100 common shares in exchange for the property. The Company used the land to expand existing centers.


RESULTS OF OPERATIONS

     Operational highlights for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 are as follows:

SALES

          Mall shop sales, for those tenants who have reported, in the twenty-three Stabilized Malls in the Company's portfolio increased by 4.6% on a comparable per square foot basis.

                                   Nine Months Ended September 30,
                                   -------------------------------
                                       1998                1997
                                   ------------        -----------
     Sales per square foot            $176.76             $169.07


          Total sales volume in the mall portfolio, including New Malls, increased 11.1% to $871.4 million for the nine months ended September 30, 1998 from $784.2 million for the nine months ended September 30, 1997.

          Occupancy costs as a percentage of sales was 12.2% for the nine months ended September 30, 1998 and 13.1% for the nine months ended September 30, 1997 for the Stabilized Malls. Occupancy costs were 11.2%, 11.5% and 12.3% for the years ended December 31, 1997, 1996, and 1995, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

          Occupancy for the Company's overall portfolio is as follows:

                                                At September 30,
                                              --------------------
                                                1998        1997
                                              --------     -------

          Stabilized malls  . . . . . . . .     91.7%       89.0%
          New malls . . . . . . . . . . . .     92.0%       87.9%
          Associated centers  . . . . . . .     89.7%       83.1%
          Community centers . . . . . . . .     96.5%       97.4%
          Total Portfolio . . . . . . . . .     93.7%       92.6%


AVERAGE BASE RENT

          Average base rents per square foot for the Company's three portfolio categories were as follows:

                                                At September 30,
                                              --------------------
                                                1998        1997
                                              --------     -------

          Malls . . . . . . . . . . . . . .    $19.29       $19.02
          Associated centers. . . . . . . .      9.41         9.46
          Community centers . . . . . . . .      8.10         7.30


LEASE ROLLOVERS

          On spaces previously occupied, the Company achieved the following results from rollover leasing during the nine months ended September 30, 1998, over and above the base and percentage rent paid by the previous tenant:

                                  Per Square     Per Square
                                   Foot Rent      Foot Rent     Percentage
                                 Prior Lease(1)  New Lease(2)    Increase
                                 --------------  ------------   -----------

          Malls . . . . . . . . .    $20.18          $22.96         13.8%
          Associated centers. . .     10.17           11.50         13.1%
          Community centers . . .      7.79            8.70         11.7%

          (1)  -    Rental achieved for spaces previously occupied at the
                    end of the lease including percentage rent.
          (2)  -    Average base rent over the term of the lease.


     For the nine months ended September 30, 1998, malls represented 74.0% of total revenues from the Properties; revenues from associated centers represented 3.9%; revenues from community centers represented 20.7%; and revenues from mortgages and the office building represented 1.4%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' results of operations. The Company's cost recovery ratio increased to 92.7% for the nine months ended September 30, 1998 as compared to 92.1% in 1997.

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


Comparison of Results of Operations for the three months ended September 30, 1998 to the Results of Operations for the three months ended September 30, 1997

     Total revenues for the three months ended September 30, 1998 increased by $24.5 million, or 56.7%, to $67.7 million as compared to $43.2 million in 1997. Of this increase, minimum rents increased by $15.8 million, or 55.0%, to $44.5 million as compared to $28.7 million in 1997, and tenant reimbursements increased by $8.0 million, or 65.5%, to $20.2 million in 1998 as compared to $12.2 million in 1997.

     Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $1.4 million of the increase in revenues. The majority of these increases were generated at Westgate Mall in Spartanburg, South Carolina and St. Clair Square in Fairview Heights, Illinois. New revenues of $23.1 million resulted from operations at the twenty new centers opened or acquired during the past fifteen months as follows:



Project Name               Location                      Total GLA    Type of Addition    Opening Date
-------------              --------                      ----------   -----------------   ------------
Salem Crossing             Virginia Beach, Virginia        289,000    New Development     July, 1997

Strawbridge Marketplace    Virginia Beach, Virginia         44,000    New Development     August, 1997

Springhurst Towne Center   Louisville, Kentucky            811,000    New Development     August, 1997

Bonita Lakes Mall          Meridian, Mississippi           633,000    New Development     October, 1997

Bonita Lakes Crossing      Meridian, Mississippi           110,000    New Development     October, 1997/
                                                                                          March, 1998


Project Name               Location                      Total GLA    Type of Addition    Opening Date
-------------              --------                      ----------   -----------------   ------------

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

Sterling Creek Commons     Portsmouth, Virginia             65,500    New Development     June, 1998

Westgate Crossing          Spartanburg, South Carolina     151,000    Acquisition         August, 1997

Springdale Mall            Mobile, Alabama                 926,000    Acquisition         September, 1997

Asheville Mall             Asheville, North Carolina       817,000    Acquisition         January, 1998

Burnsville Center          Burnsville (Minneapolis),     1,070,000    Acquisition         January, 1998
                           Minnesota

Stroud Mall                Stroudsburg, Pennsylvania       427,000    Acquisition         April, 1998

Hickory Hollow Mall        Nashville, Tennessee          1,096,000    Acquisition         July, 1998

Rivergate Mall             Nashville, Tennessee          1,014,000    Acquisition         July, 1998

Courtyart at Hickory       Nashville, Tennessee             77,000    Acquisition         July, 1998
Hollow

Village at Rivergate       Nashville, Tennessee            166,000    Acquisition         July, 1998

Lionshead                  Nashville, Tennessee             93,000    Acquisition         July, 1998

Meridian Mall              Oskemos (Lansing), Michigan     777,000    Acquisition         August, 1998

Janesville Mall            Janesville, Wisconsin           615,000    Acquisition         August, 1998


     Interest and other income increased in the third quarter of 1998 by $0.1 million, to $0.7 million from $0.6 million in 1997. This increase is due to interest on advances to developers in the Company's co-development program.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the third quarter of 1998 by $8.0 million, or 58.9%, to $21.5 million as compared to $13.5 million in the third quarter of 1997. This increase is primarily the result of the addition of the twenty new centers referred to above.

     Depreciation and amortization increased in the third quarter of 1998 by $3.6 million, or 45.2%, to $11.7 million as compared to $8.0 million in the third quarter of 1997. This increase is primarily the result of the addition of the twenty new centers referred to above.

     Interest expense increased in the third quarter of 1998 by $9.9 million, or 107.9%, to $19.0 million as compared to $9.1 million in 1997. This increase is primarily due to interest on debt related to the twenty new centers opened or acquired during the last fifteen months.

     The gain on sales of real estate assets decreased in the third quarter of 1998 by $0.4 million, or 48.6%, to $0.4 million as compared to $0.8 million in 1997. The outparcel sale in the third quarter of 1998 was at Sand Lake Corner in Orlando, Florida. The sales in the third quarter of 1997 were for outparcels at Springhurst Towne Center in Louisville, Kentucky.

     The extraordinary loss in the third quarter of 1998 was from the refinancing of the loan on College Square Mall in Morristown, Tennessee. The Company reduced the interest rate from 10% to 6.75% and extended the term to fifteen years.



Comparison of Results of Operations for the nine months ended September 30, 1998 to the Results of Operations for the nine months ended September 30, 1997

     Total revenues for the nine months ended September 30, 1998 increased by $53.3 million, or 42.0%, to $180.2 million as compared to $126.9 million in 1997. Of this increase, minimum rents increased by $35.2 million, or 42.3%, to $118.5 million as compared to $83.3 million in 1997, and tenant reimbursements increased by $15.6 million, or 42.6%, to $52.2 million in 1998 as compared to $36.6 million in 1997.

     Improved occupancies and operations and increased rents in the Company's operating portfolio generated $5.5 million of increased revenues. The majority of these increases were generated at Westgate Mall in Spartanburg, South Carolina and Coolsprings Galleria in Nashville, Tennessee. New revenues of $47.7 million resulted from operations at the twenty-five new centers opened or acquired during the past twenty-one months. These centers are as follows:



Project Name               Location                      Total GLA    Type of Addition    Opening Date
-------------              --------                      ----------   -----------------   ------------

Northpark Center           Richmond, Virginia               61,000    New Development     March, 1997

The Terrace                Chattanooga, Tennessee          156,000    New Development     February/
                                                                                          March 1997

Massard Crossing           Fort Smith, Arkansas            291,000    New Development     March, 1997

Salem Crossing             Virginia Beach, Virginia        289,000    New Development     July, 1997

Strawbridge Marketplace    Virginia Beach, Virginia         44,000    New Development     August, 1997

Springhurst Towne Center   Louisville, Kentucky            811,000    New Development     August, 1997

Bonita Lakes Mall          Meridian, Mississippi           633,000    New Development     October, 1997

Bonita Lakes Crossing      Meridian, Mississippi            62,300    New Development     October, 1997/
                                                                                          March 1998

Cortlandt Town Center      Cortlandt, New York             772,000    New Development     November, 1997

Chester Plaza              Richmond, Virginia               10,000    New Development     October, 1997

Hamilton Place Expansion   Chattanooga, Tennessee           12,500    New Development     April, 1998

Sterling Creek Commons     Portsmouth, Virginia             65,500    New Development     June, 1998

Governor's Plaza           Clarksville, Tennessee          151,000    Acquisition         June, 19978

Westgate Crossing          Spartanburg, South Carolina     151,000    Acquisition         August, 1997

Springdale Mall            Mobile, Alabama                 926,000    Acquisition         September, 1997

Asheville Mall             Asheville, North Carolina       817,000    Acquisition         January, 1998

Burnsville Center          Burnsville (Minneapolis),     1,070,000    Acquisition         January, 1998
                           Minnesota

Stroud Mall                Stroudsburg, Pennsylvania       427,000    Acquisition         April, 1998

Hickory Hollow Mall        Nashville, Tennessee          1,095,946    Acquisition         July, 1998

Rivergate Mall             Nashville, Tennessee          1,013,970    Acquisition         July, 1998

Courtyart at Hickory       Nashville, Tennessee             77,460    Acquisition         July, 1998
Hollow



Project Name               Location                      Total GLA    Type of Addition    Opening Date
-------------              --------                      ----------   -----------------   ------------

Village at Rivergate       Nashville, Tennessee            166,366    Acquisition         July, 1998

Lionshead                  Nashville, Tennessee             93,290    Acquisition         July, 1998

Meridian Mall              Oskemos (Lansing), Michigan     776,960    Acquisition         August, 1998

Janesville Mall            Janesville, Wisconsin           615,000    Acquisition         August, 1998


     Management, leasing and development fees increased by $0.3 million to $2.1 million in the first nine months of 1998 as compared to $1.8 million in 1997. This increase was primarily due to fees earned in the Company's co-development program and increases in management fees on managed properties.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first nine months of 1998 by $16.6 million, or 41.7%, to $56.3 million as compared to $39.8 million in 1997. This increase is primarily the result of the addition of the twenty-five new centers referred to above.

     Depreciation and amortization increased in the first nine months of 1998 by $6.9 million, or 29.2%, to $30.5 million as compared to $23.6 million in 1997. This increase is primarily the result of the addition of the twenty-five new centers referred to above.

     Interest expense increased in the first nine months of 1998 by $20.8 million, or 76.6%, to $47.8 million as compared to $27.1 million in 1997. This increase is primarily the result of interest on debt related to the addition of the twenty-five new centers referred to above.

     The gain on sales of real estate assets decreased for the first nine months of 1998 by $1.3 million, or 30.0%, to $2.9 million as compared to $4.2 million in 1997. Gain on sales in the first nine months of 1998 were for outparcel sales at the Company's developments in Springhurst Towne Center in Louisville, Kentucky and Sterling Creek Commons in Portsmouth, Virginia. The sales in the first nine months of 1997 were in connection with anchor pad and outparcel sales at developments in Courtlandt Town Center in Courtlandt, New York, Salem Crossing in Virginia Beach, Virginia, and Springhurst Towne Center in Louisville, Kentucky, off-set by a loss on sale at Kingston Overlook in Knoxville, Tennessee.

     The extraordinary loss in the first nine months of 1998 was from the refinancing of the loan on College Square Mall in Morristown, Tennessee. The Company reduced the interest rate from 10% to 6.75% and extended the term to fifteen years.


Liquidity and Capital Resources

     The principal uses of the Company's liquidity and capital resources have historically been for property development, acquisitions, expansion and renovation programs, and debt repayment.

To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended
(the "Code").

     As of October 31, 1998, the Company had $75.2 million available in unfunded construction loans to be used for completion of construction projects and replenishment of working capital previously used for construction. Additionally, as of October 31, 1998, the Company had obtained revolving credit facilities totaling $230 million of which $83.8 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million, with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company at this time thinks that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, credit facilities, preferred stock, common stock and a minority interest in the Operating Partnership. Ownership interest in the Operating Partnership held by the Company's executive, former executive and senior officers is 26.2% which may be exchanged for approximately 9.5 million shares of common stock . Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.4%. Ownership interests granted in exchange for acquired properties may be exchanged for approximately 2.8 million shares of common stock. The minority interest in the Operating Partnership from executive ownership interest and ownership interest granted in exchange of acquired properties is 33.7%. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 36.5 million shares of common stock with a market value of approximately $938.8 million at September 30, 1998 (based on the closing price of $25.75 per share on September 30, 1998). The Company's total market equity is $1,010.7 million including 2.9 million shares of preferred stock at $25.00 per share at September 30,1998. Company executive, former executive and senior officers' ownership interests had a market value of approximately $286.0 million at September 30, 1998.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and are accounted for under the equity method of accounting. At September 30, 1998, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $1,163.4 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $41.4 million for total debt obligations of $1,204.8 million with a weighted average interest rate of 7.13%.

     The Company's total conventional fixed rate debt as of September 30, 1998 was $683.7 million with a weighted average interest rate of 7.52% as compared to 8.1% as of September 30, 1997.

     The Company's variable rate debt as of September 30, 1998 was $521.1 million with a weighted average interest rate of 6.61% as compared to 6.98% as of September 30, 1997. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $314 million of variable rate debt on operating properties at a weighted average interest rate of 6.61%. Of the Company's remaining variable rate debt of $207.1 million, interest rate caps in place of $100.0 million and conventional permanent loan commitments of $39.4 million, leave $67.7 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The Company's swap agreements in place at September 30, 1998 are as follows:


Swap Amount         Fixed LIBOR
(in millions)        Component       Expiration Date     Effective Date
--------------     --------------    ---------------     --------------

    $65                 5.72%           01/07/2000          01/07/98
     81                 5.54%           02/04/2000          02/04/98
     50                 5.70%           06/15/2001          06/15/98
     38                 5.73%           06/30/2001          06/26/98
     80                 5.49%           09/01/2001          09/01/98


     In December 1997, the Company obtained two $100 million interest rate caps on LIBOR-based variable rate debt, one at 7% for 1998 and one at 7.5% for 1999. There was a fee paid to obtain these caps.

     In August 1998, Wells Fargo Reality Advisors Funding, Inc., the agent for the Company's largest credit facility, increased the Company's credit facility to $120 million from $85 million. In September 1998, the Company extended a short term loan with Compass Bank in the amount of $12.5 million at an interest rate of 50 basis points over LIBOR. The note matures in equal installments on November 15, 1998 and pays out over the next 60 days. The weighted average interest rate on the Company's credit facilities is 6.52% at September 30, 1998.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 54.4% at September 30, 1998.



Development, Expansions And Acquisitions

     In the third quarter of 1998, the Company opened a 12,000-square-foot expansion to Coolsprings Crossing in Nashville, Tennessee. The Company's other development project under construction and scheduled to open during 1998 is Sand Lake Corners in Orlando, Florida, a 594,000 square-foot community center, the non-owned first phase of which will open in November 1998 with the remainder to open by April 1999. Projects scheduled to open in 1999 are Fiddler's Run in Morganton, North Carolina, a 203,000 square-foot community center scheduled to open in March 1999 and Arbor Place Mall in Douglasville, Georgia, a suburb of Atlanta. This 983,000 square-foot mall is scheduled to open in October 1999 with an additional 250,000 square-feet planned. Preliminary grading work has already begun for the construction of an adjacent 165,000 square-foot associated center to be called The Landing at Arbor Place. In the second quarter of 1998 the Company began construction on an 83,000 square-foot Regal Cinema in Jacksonville, Florida scheduled to open in the fall of 1999. In July 1998, the Company began sitework on a 92,000 square foot Sears expansion to Lakeshore Mall in Sebring, Florida.

     In July 1998, the Company acquired Hickory Hollow Mall, a 1,096,000 square-foot mall, and Rivergate Mall, a 1,074,000 square-foot mall both of which are located in the metropolitan Nashville, Tennessee area. Both malls are anchored by Dillard's, JC Penney, Proffitts and Sears. The Company also acquired The Courtyard at Hickory Hollow, a 77,000 square-foot associated center, The Village at Rivergate, a 166,000 square-foot associated center, and Lionshead Village, a 93,000 square-foot community center, all located in the metropolitan Nashville, Tennessee area. In August 1998, the Company acquired Meridian Mall, a 767,000 square-foot mall, in Lansing (Oskemos), Michigan and Janesville Mall, a 615,000 square-foot mall, in Janesville, Wisconsin.

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. In addition to the standby purchase agreements, the Company has extended credit to a Developer to cover pre-development costs. The outstanding amount on standby purchase agreements is $49.1 million and the committed amount on secured credit agreements is $2.7 million of which $2.2 million is outstanding at September 30, 1998.

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

     For the nine months ended September 30, 1998, revenue generating capital expenditures, or tenant allowances for improvements, were $4.9 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $7.7 million for the nine months ended September 30, 1998. Revenue neutral capital expenditures, which are recovered from the tenants, were $3.5 million for the nine months ended September 30, 1998.

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



Cash Flows

     Cash flows provided by operating activities for the nine months ended September 30, 1998 increased by $11.4 million, or 23.7%, to $59.4 million from $48.0 million in 1997. This increase was primarily due to the increases in net income and depreciation and amortization related to the addition of twenty-five new properties over the last twenty-one months. Cash flows used in investing activities for the nine months ended September 30, 1998 increased by $387.3 million, or 270.1%, to $530.7 million compared to $143.4 million in 1997. This increase was due to the purchase of seven malls and three other centers in 1998 and continuing development of new properties as compared to 1997. Cash flows provided by financing activities for the nine months ended September 30, 1998, increased by $377.6 million, or 388.1%, to $474.9 million compared to $97.3 million in 1997. The increase was primarily due to increased borrowings related to the development and acquisition program and a decrease in the amount of debt repaid in the nine months ended September 30, 1998 as compared to the same period in 1997.


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

YEAR 2000 READINESS DISCLOSURES

     The Year 2000 problem results from the use of a two digit year date instead of a four digit date in the programs that operate computers information processing technology and systems and other devices (i.e. non-information processing systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem have programs that were written to assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption may result in problems when the century date occurs. On that date, these computer programs likely will misinterpret the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether. The Year 2000 issue effects almost all companies and organizations.

     The Company has completed a program to identify both its information and non-information processing applications that are not year 2000 compliant. As a result of this identification program, the Company believes that its core accounting application and the majority of non-information processing applications are year 2000 compliant. Certain of its other information and non-information processing applications are not yet year 2000 compliant. The Company has undertaken to correct or replace all non-compliant systems and applications including embedded systems and expects the task to be completed by the end of 1998. The Company has initiated communications with its significant suppliers and tenants to determine the extent to which the Company is vulnerable to the failure of such parties to correct their year 2000 compliance issues. In addition, the Company has formed a Year 2000 Committee that includes senior personnel from most areas of the Company. These people are charged with the duty of determining the extent of the Company's exposure and taking the appropriate action to minimize any impact on the Company's operations.

Costs to Address the Company's Year 2000 Issue

     As the Company's Year 2000 compliance issues have already been addressed, which costs were not material, the Company does not expect to incur any significant additional costs regarding the compliance of all non compliant information processing systems and non-information processing systems including embedded systems.


 Risks Relating to The Year 2000 Issue And Contingency Plans

         Although the Company is not currently aware of any specific significant Year 2000 issues involving third-parties, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to such third parties. For example, the Company believes there could be failure in the information systems of certain service providers that the Company relies upon for electrical, telephone and data transmission and banking services. The Company believes that any service disruption with respect to these providers due to a Year 2000 issue would be of a short-term nature. The Company has existing back-up systems and procedures, developed primarily for natural disasters, that could be utilized on a short-term basis to address any service interruptions. In addition, with respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and would likely not impact the operations of any particular mall or the Company as a whole. While it is not possible at this time to determine the likely impact of any of these potential problems, the Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. Therefore, although the Company believes that its Year 2000 issues have been addressed and that suitable remediation and/or contingency procedures will be in place by December 31, 1999, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition.


New Accounting Pronouncements

     In May 1998, the Emerging Issues Task Force ("EITF") issued EITF
98-9 "Reporting Contingent Rents" in which it reached a consensus regarding the accounting for contingent rent in interim financial periods. The Company does not expect to this to have a material impact on the Company's results of operations.

     In June 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its
fair value.   SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     The Company has not yet quantified the impact of adopting SFAS
No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


Funds from Operations

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (including the write-off of development projects not being pursued), gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts' ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 1998 the Company includes straight line rent in its FFO calculation. However, the Company continues to exclude gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $0.4 million and $2.6 million to FFO in the three months and nine months ended September 30, 1998, respectively, and $0.8 million and $4.2 million in the same periods in 1997, respectively. FFO for the third quarter and first nine months of 1997 has been restated to include straight line rents.

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

     For the three months ended September 30, 1998, FFO increased by $4.3 million, or 22.5%, to $23.2 million as compared to $19.0 million for the same period in 1997. For the nine months ended September 30, 1998, FFO increased by $12.2 million, or 22.1%, to $67.1 million as compared to $55.0 million for the same period in 1997. The increase in FFO for both periods was primarily attributable to the new developments opened during 1997 and 1998, the properties acquired during 1997 and 1998 and improved operations in the existing portfolio.

The REIT's calculation of FFO is as follows (in thousands):

                                   Three Months Ended      Nine Month Ended
                                      September 30,          September 30,
                                   ------------------     ------------------
                                     1998      1997         1998      1997
                                   --------  --------     --------  --------

Income from operations. . . . .    $ 12,677  $ 10,706     $ 36,829  $ 30,068

ADD:

Depreciation & amortization from
  consolidated properties . . .      11,659     8,029       30,534    23,639

Income from operations of
  unconsolidated affiliates . .         521       301        1,689     1,514

Depreciation & amortization from
  unconsolidated affiliates . .         357       337        1,057       993


Write-off of development costs
  charged to net income . . . .         113         3          122        45


SUBTRACT:

Minority investors' share of
  income from operations in
  nine properties . . . . . . .        (101)     (116)        (409)     (405)

Minority investors share of
  depreciation and amortization
  in nine properties. . . . . .        (216)     (199)        (649)     (582)

Depreciation and amortization
  of non-real estate assets
  and finance costs . . . . . .        (168)     (107)        (446)     (320)

Preferred Dividend. . . . . . .      (1,617)       --       (1,617)       --
                                   --------  --------     --------  --------

TOTAL FUNDS FROM OPERATIONS . .    $ 22,225  $ 18,954     $ 67,110  $ 54,952
                                   ========  ========     ========  ========

Basic per share data:

  Funds from operations . . . .    $   0.66  $   0.57     $   1.97  $   1.65
                                   ========  ========     ========  ========
  Weighted average common
    shares outstanding with
    operating partnership
    units fully converted . . .      35,073    33,501       34,067    33,281
                                   ========  ========     ========  ========
Diluted per share data:

  Funds from operations . . . .    $   0.66  $   0.56     $   1.96  $   1.64
                                   ========  ========     ========  ========
  Weighted average common
    shares and dilutive
    potential common shares
    outstanding with operating
    partnership units fully
    converted . . . . . . . . .      35,365    33,776       34,323    33,543
                                   ========  ========     ========  ========

                        PART II - OTHER INFORMATION



    ITEM 6:    Exhibits and Reports on Form 8-K

               A.      Exhibits

                10     Second Amended and Restated Agreement of
                       Limited Partnership of CBL & Associates
                       Limited Partnership dated June 30, 1998

                11.2 Amended and restated Loan Agreement between CBL & Associates, Inc. Properties and First Tennessee Bank National Association Dated
                       June 12, 1998

                11.2 First Amendment To Third Amended And Restated Credit Agreement and Third Amended And
                       Restated Credit Agreement between CBL &
                       Associates Properties, Inc. and Wells Fargo
                       Bank, National Association, dated August 4, 1998


               B. Reports on Form 8-K

                       The following items were reported:

                       Information on the purchase of Meridian Mall in Oskemos (Lansing), Michigan and Janesville Mall in Janesville, Wisconsin (Item 2) was filed on September 11, 1998.

                       The outline from the Company's October 29, 1998 conference call with analysts and investors regarding earnings (Item 5) was filed on October 29, 1998.

                       Additional information (Form 8-K/A) on the purchase of Meridian Mall in Oskemos (Lansing), Michigan and Janesville Mall in Janesville, Wisconsin (Item 2) was filed on November 10, 1998.

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



Date: November 13, 1998

                               EXHIBIT INDEX



     Exhibit
       No.
     -------

        10     Second Amended and Restated Agreement of
               Limited Partnership of CBL & Associates
               Limited Partnership dated June 30, 1998

        11.2   Amended and restated Loan Agreement between
               CBL & Associates, Inc. Properties and First
               Tennessee Bank National Association Dated
               June 12, 1998

        11.2   First Amendment To Third Amended And Restated
               Credit Agreement and Third Amended And
               Restated Credit Agreement between CBL &
               Associates Properties, Inc. and Wells Fargo
               Bank, National Association, dated August 4, 1998

         27    Financial Data Schedule