Form 10-K
period 1998-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 1999-03-30
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended December 31, 1998

                                    OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______  to ______

                        Commission File No. 1-12494

                    CBL & ASSOCIATES PROPERTIES, INC.
                    ---------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                    62-1545718
            --------                    ----------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)      Number)


6148 Lee Highway, Suite 300
Chattanooga, Tennessee                                      37421
----------------------                                      -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (423) 855-0001

Securities registered pursuant to Section 12(b) of the Act:


                                     Name of each Exchange
Title of Each Class                    on which Registered
-------------------                    -------------------
Common Stock, $.01 par                 New York Stock Exchange
value per share

9% Series A Cumulative                 New York Stock Exchange
Redeemable Preferred
Stock, par value $.01 per share,


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 581,505,679 based on the closing price on the New York Stock Exchange for such stock on March 19, 1999.

     As of March 19, 1999, there were 24,613,997 shares of the Registrant's Common Stock outstanding and 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement filed on March 26, 1999 in respect to the Annual Meeting of Stockholders to be held on April 29, 1999.

                              FORM 10-K

                          TABLE OF CONTENTS

Item No.                                                          Page

                                PART I

Item 1 Business. . . . . . . . . . . . . . . . . . . . . . . . .     3
Item 2 Properties. . . . . . . . . . . . . . . . . . . . . . . .    15
Item 3 Legal Proceedings . . . . . . . . . . . . . . . . . . . .    36
Item 4 Submission of Matters to a Vote of Security Holders . . .    36

                               PART II

Item 5 Market for Registrant's Common Equity and Related
     Shareholder Matters . . . . . . . . . . . . . . . . . . . .    36
Item 6 Selected Financial Data . . . . . . . . . . . . . . . . .    38
Item 7 Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . . .    39
Item 8 Financial Statements and Supplementary Data . . . . . . .    53
Item 9 Changes in and Disagreements With Accountants on
     Accounting and Financial Disclosure . . . . . . . . . . . .    53

                               PART III

Item 10 Directors and Executive Officers of the Registrant . . .    53
Item 11 Executive Compensation . . . . . . . . . . . . . . . . .    53
Item 12 Security Ownership of Certain Beneficial Owners
     and Management. . . . . . . . . . . . . . . . . . . . . . .    53
Item 13 Certain Relationships and Related Transactions . . . . .    53

                               PART IV

Item 14 Exhibits, Financial Statement Schedules and
     Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    54

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION OR THE PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements, Certain information contained in this Annual Report on Form 10-K is forward- looking, such as information relating to the Company's growth strategy, projects under construction, liquidity and capital resources, compliance with environmental laws and regulations, and the year 2000 compliance of the Company's computer systems. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                                PART I

ITEM 1.  BUSINESS.

FORMATION OF THE COMPANY

     CBL & Associates Properties, Inc. (the "Company") is a self-managed, self-administered, fully-integrated real estate company which is engaged in the ownership, operation, marketing, management, leasing, expansion, development, redevelopment, acquisition and financing of regional malls and community and neighborhood centers. The Company was incorporated on July 13, 1993 under the laws of the State of Delaware to acquire an interest in substantially all of the real estate properties owned by CBL & Associates, Inc. and its affiliates ("CBL") and to provide a public vehicle for the expansion of CBL's shopping center business.

     The Company conducts substantially all of its business through CBL & Associates limited partnership, a Delaware limited partnership (the "Operating Partnership"), in which the Company owns an indirect 67.7% interest and of which the Company's wholly-owned subsidiary is the sole general partner. To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to Real Estate Investment Trusts' ("REIT's"), the Company's property management and development activities, sales of peripheral land and maintenance and security operations are carried out through CBL & Associates Management, Inc. (the "Management Company").

     On November 3, 1993, the Company completed the initial public offering, (the "Offering"), of 15,400,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneously with the completion of the Offering, CBL transferred to the Operating Partnership substantially all of CBL's interests in its real estate properties and its management and development operations in exchange for an interest in the Operating Partnership. CBL also acquired an additional interest in the Operating Partnership for a cash payment. Each of the partnership interests in the Operating Partnership may, at the election of its respective holder, be exchanged for shares of Common Stock of the Company, subject to certain limitations imposed by the Code.

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

     In January 1997, the Company completed a follow-on offering of 3,000,000 shares of its Common Stock at $26.125 per share. CBL purchased 55,000 of these shares as part of the offering.
                                -3-

     In July 1998, the Company purchased a .3565% limited partner interest valued at $3.0 million from a former executive and minority limited partner in the Operating Partnership.

     In July 1998, the Company acquired Hickory Hollow Mall, Rivergate Mall, The Courtyard at Hickory Hollow, The Village at Rivergate and Lions Head Village, all located in the metropolitan Nashville, Tennessee area. The purchase price of $247.4 million was funded with a ten-year fixed-rate loan in the amount of $182.7 million, the issuance by the Operating Partnership of a limited partner interest with a value of $15,292,394 and the balance funded from the Company's credit lines.

     In August 1998, the Company acquired Meridian Mall in Lansing (Oskemos), Michigan and Janesville Mall in Janesville, Wisconsin. The purchase price of $138 million was funded with an acquisition loan of $80 million, the assumption of a $ 17 million loan, the issuance by the Operating Partnership of a limited partner interest with a value of $52,964,737 and the excess loan proceeds of
12.1 million were used to pay down the Company's credit lines.


     During 1998, the Company purchased from CBL parcels of land for the expansion and development of existing properties in Nashville, Tennessee, Chattanooga, Tennessee, Radford, Virginia, and Columbus, Georgia for a total value of $1,583,838. The Operating Partnership issued limited partner interests to CBL in return for the parcels of land.


     After giving effect to the above transactions, CBL holds a 25.8% limited partner interest in the Operating Partnership, the Company holds a 67.7% general and limited partner interest in the Operating Partnership and third
parties  hold  a  6.5%  limited  partner  interest.  In  addition,   CBL  holds
approximately 1.7 million of the outstanding shares of Common Stock for a total ownership share of 30.5%.

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price to the public of $25.00 per share, The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs.


GENERAL

     The Company owns interests in a portfolio of properties, which as of December 31, 1998 consisted of 28 enclosed regional malls (the "Malls"), 14 associated centers (the "Associated Centers"), each of which is part of a regional shopping mall complex, and 82 independent community and neighborhood shopping centers (the "Community Centers"). Except for ten Malls, three Associated Centers and three Community Centers which were acquired from third parties, each of these properties was developed by CBL or the Company.

     Additionally, as of December 31, 1998, the Company owned one regional Mall, one Associated Center, one power center and two neighborhood shopping centers currently under construction (the "Construction Properties"). The Company also owned as of December 31, 1998, options to acquire certain shopping center development sites (the "Development Properties").

     The Company also owned as of December 31, 1998, mortgages (the "Mortgages") on community and neighborhood shopping centers owned by non-CBL affiliates. The Mortgages were granted in connection with sales by CBL of certain properties previously developed by CBL. The Company also owns an interest in a three-story office building in Chattanooga, Tennessee, the major portion of which serves as the Company's headquarters (the "Office Building"). The Malls, Associated Centers, Community Centers, Construction Properties, Development Properties, Mortgages and Office Building are collectively referred to herein as the "Properties" and individually as a "Property".

     As of December 31, 1998 the Company had also entered into standby purchase agreements with third-party developers for the construction, development and potential ownership of four community centers in Georgia and Texas (the "Co-Development Projects"). The developers have utilized these standby purchase agreements as additional security for their lenders to fund the construction of the Co-Development Projects. The standby purchase agreements for each of the Co-Development Projects require the Company to purchase the related
Co-Development   Project  upon  such  Co-Development   Project  meeting certain
completion requirements and rental levels. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the
Company   receives  a  fee  as  well  as  a   participation   interest  in  each
Co-Development Project. The outstanding amount of standby purchase agreements at December 31, 1998 is $116.4 million.

     The Company and the Operating Partnership generally own a 100% interest in the Properties. With two exceptions, where the Company and the Operating
Partnership own less than a 100% interest in a Property, the Operating Partnership is the sole general partner, managing general partner or managing member of the property partnership or limited liability company which owns such Property (each a "Property Partnership"). For one Mall and its Associated Center, affiliates of the Operating Partnership are non-managing general partners in the two Property Partnerships owning those Properties.

     For a full  description of the Properties,  see Item 2 Properties

     The Companies executive office are loacated at 6148 Lee Highway, Suite 300, Chattanooga, Tn 37421-6511. The telephone number at this address is (423) 855-0001.


MANAGEMENT AND OPERATION OF PROPERTIES

     MANAGEMENT COMPANY

     The Company is self-managed and self-administered. To comply with certain technical requirements of the Code, the Company's property management and development activities, sales of peripheral land are carried out through the Management Company.

     The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company. The remaining 95% of the common stock is held by Charles Lebovitz, his family and the associates. Substantially all of
CBL's  asset  management,   property  management  and  leasing  and  development
operations,   including  CBL's  executive,   property,   financial,   legal  and
administrative personnel, were transferred to the Management Company as part of the Formation. The Management Company manages all of the Properties (except for Governor's Square and Governor's Plaza in Clarksville, Tennessee - see below) under a management agreement that may be terminated at any time by the Operating Partnership upon 30 days written notice. In addition, the Management Company manages certain properties owned by CBL that were not transferred to the Company in the Formation as well as certain shopping centers owned by non-CBL affiliates. Through its ownership of the Management Company's preferred stock, the Operating Partnership enjoys substantially all of the economic benefits of the Management Company's business. Requirements set forth in the Management Company's Amended and Restated Certificate of Incorporation, state that a majority of the Management Company's board of directors are required to be independent of CBL. From November 1993 to the current date, the board of directors of the Management Company has consisted of the same individuals as the Company's board of directors, including the four independent directors.

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

     Virtually all operating activities of the Company are supported by a computer software system which is designed to provide management with operating data necessary to make informed business decisions on a timely basis. During 1994, the Company implemented a new management information system which included hardware and software. During 1998, the Company completed a hardware upgrade to the accounting system and implemented a web site to publish integrated information on the world wide web. These systems were developed to more efficiently assist management in efforts to maintain management quality, enhance investor relations and communications and enhance tenant relations while minimizing operating expenses. Retail sales analysis, leasing information, budget controls, accounts receivable/payable, operating expense variance reports and income analysis are continually available to management. Through these systems management also has available information that facilitates the development and monitoring of budgets and other relevant information. See Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

     Management pursues periodic preventative maintenance programs, which encompass paving, roofing, HVAC and general improvements to the Properties' common areas. The on-site property managers oversee all such work in accordance with approved budgets with the coordination of and reporting to management.


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

EMPLOYEES

     The Company, through the Management Company, currently employs approximately 346 full time and 166 part time persons. None of these employees is currently represented by any union. The Company does not have any employees other than its statutory officers.

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


     All of the Properties (but not properties for which the Company holds an option to purchase but does not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments within approximately the last six years. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the Property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks ("UST"s) used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. However, certain environmental conditions are being evaluated at the recently acquired Parkway City Mall in Huntsville, Alabama (a 50% joint venture property). There appears to be a high potential for adverse environmental conditions, specifically Total Petroleum Hydrocarbons, in the vicinity of an auto service center which had USTs. The Company has ordered additional engineering studies and as part of the redevelopment is proceeding to correct the environmental conditions at the site. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were, or, with respect to one Property, will be undertaken. At certain Properties, where warranted by the conditions, the Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to ACMs. The costs associated with the development and implementation for such programs were not material.

     Although there can be no assurances that such environmental liability does not exist, other than Parkway City in Huntsville, Alabama, none of the environmental assessments have identified and the Company is not aware of any environmental liability with respect to the properties in which the Company or the Operating Partnership has or had an interest (whether as an owner or operator) that the Company believes would have a material adverse effect on the Company's financial condition, results of operations or cash flows. Nevertheless, it is possible that the environmental assessments available to the Company do not reveal all potential environmental liabilities, that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the relevant Property Partnership. The existence of any such environmental liability could have an adverse effect on the Company's results of operations, cash flow and the funds available to the Company to pay dividends.

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

     Geographic Concentration

     The Properties are located principally in the southeastern United States in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Nineteen Malls, thirteen Associated Centers, sixty-two Community Centers and the Office Building are located in these states. The Company's results of operations and funds available for distribution to stockholders therefore will be subject generally to economic conditions in the southeastern United States. As of December 31, 1998, the Properties located in the southeastern United States accounted for 60.5% of the Company's total assets, and provided 69.2% of the Company's total revenues for the year ended December 31, 1998.

     Third Party Interests In Certain Properties

     The Operating Partnership owns partial interests in seven Malls, five Associated Centers, one Community Center and the Office Building. The Operating Partnership or an affiliate of the Company is the managing general partner of the Property Partnerships that own such Properties, except for the Governor's Square Mall and its Associated Center, Governor's Plaza, in which affiliates of the Operating Partnership are non-managing general partners.

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


     Dependence on Significant Properties

     Hamilton Place and CoolSprings Galleria accounted for approximately 6.2% and 5.9%, respectively, of total revenues of the Company for the period ended December 31, 1998. The Company's financial position and results of operations will therefore be disproportionately affected by the results experienced at these Properties.


     Dependence on Key Tenants

     As of December 31, The Limited Inc. (including Intimate Brands, Inc.) maintained 123 stores and in the year ended December 31, 1998 accounted for approximately 8.8% of total revenues of the Company. As of December 31, 1998, the Venator Group, Inc. (Champs Sports, Footlocker, Afterthoughts Boutique, etc.) had 87 stores and in the year ended December 31, 1998, accounted for 3.3% of the total revenues of the Company. As of December 31, 1998, Food Lion served as an anchor tenant in 37 of the Community Centers and for the year ended accounted for approximately 3.1% of total revenues of the Company. Food Lion is a publicly traded North Carolina-based operator of supermarkets. The loss or bankruptcy of any of these or other key tenants could negatively affect the Company's financial position and results from operations.


THE COMPANY'S STRATEGY FOR GROWTH

     Management believes that per share growth in the Company's Funds from Operations, as defined below, is one of the key factors in enhancing shareholder value. Management also believes that Funds from Operations is a widely used measure of the operating performance of REITs, and its consistent determination provides a relevant basis for comparison among REITs. It is the objective of the Company's management to achieve growth in Funds from Operations through the aggressive management of the Company's existing Properties, the expansion and renovation of existing Properties, the development of new properties, and select acquisitions. Funds from Operations can also be affected by external factors, such as inflation, fluctuations in interest rates or changes in general economic conditions, which are beyond the control of the Company's management.

     "Funds from Operations" is defined by the Company as net income (loss) before property depreciation, other non-cash items (consisting of the write-off of costs associated with development projects not being pursued), gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. The cost of interest rate caps and finance costs on the Company's lines of credit are amortized and included in interest expense and, therefore, reduces Funds from Operations. Funds from Operations also includes the Company's share of Funds from Operations in unconsolidated properties and excludes minority interests' share of Funds from Operations in consolidated properties. The Company complies with the National Association of Real Estate Investment Trust's ("NAREIT") revised definition of Funds from Operations by not adding back to income from operations depreciation and amortization of finance costs and non-real estate assets. The Company excludes outparcel sales from its Funds from Operations calculation, even though the NAREIT definition allows their inclusion. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principals ("GAAP") and is not necessarily indicative of cash available from operations to fund all cash flow needs and should not be considered an alternative to net income (loss) for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

     The Company classifies its regional malls into two categories - stabilized malls ("Stabilized Malls") which have completed their initial lease-up and new malls ("New Malls") which are in their initial lease-up phase or are being redeveloped. At year end the New Mall category was comprised of WestGate Mall in Spartanburg, South Carolina, which was renovated and expanded and reopened in October 1996; Oak Hollow Mall in High Point, North Carolina which opened in August 1995; Springdale Mall in Mobile, Alabama which was acquired in September 1997 and which is being redeveloped and retenanted; Bonita Lakes Mall in Meridian, Mississippi which opened in October 1997 and Parkway City Mall in Huntsville, Alabama which was acquired in December, 1998 and which is being redeveloped.

     Specifically, the Company has implemented its objective of growing its Funds from Operations and will continue to do so by:

     bullet Maximizing the cash flow from its existing portfolio of Malls, Associated Centers and Community Centers, and other retail complexes through aggressive leasing, management, and marketing, including:

          --   an active leasing strategy which seeks to increase  occupancy.
          At December 31, 1998, the occupancy at the Stabilized Malls, New Malls, Associated Centers, and Community Centers was 93.6%, 93.6%, 90.5%, and 97.0%, respectively, as compared to occupancies of 91.7%, 89.2%, 83.3%, and 97.6%, respectively, at December 31, 1997;

          --   expanded merchandising,  marketing and promotional activities, with the goal of enhancing tenant sales and thereby increasing percentage rents. Mall store sales per square foot for the year ended December 31, 1998 were 3.8% higher at the Stabilized Malls than for the year ended December 31, 1997;

           -- increased base rents as tenant leases expire, renegotiation of leases and negotiation of terminations of leases of under performing retailers. At December 31, 1998 average base rents per square foot at the Malls, Associated Centers, and Community Centers was $19.82, $9.68, and $8.22, respectively, as compared to average base rents per square foot of $19.33, $9.43, and $7.42, respectively, at December 31, 1997;

           -- control of operating costs. Occupancy costs as a percentage of sales at the Stabilized Malls decreased to 11.1% (excluding malls acquired in 1998) for the year ended December 31, 1998 as compared to 11.2% for the year ended December 31, 1997.

     bullet    Expanding and renovating existing properties to maintain their competitive position.

          -- Most of the Malls were designed to allow for expansion and growth through the addition of new department stores or other large retail stores as anchors ("Anchors"). Twenty-two of the twenty- eight Malls have undergone expansion or renovation since their opening, and all of the non-acquired Malls have been either built or renovated in the last 10 years or are in the process of being renovated in 1999. Two of the Malls had available Anchor pads at December 31, 1998. Eighteen existing Anchors at ten Malls have expansion potential at their existing stores. During 1998, the Company renovated Hamilton Place and Hamilton Crossing in
          Chattanooga,   Tennessee  and  is presently  renovating Governor's
          Square in  Clarksville, Tennessee,  College  Square in  Morristown,
          Tennessee  and  Rivergate  Mall in  Nashville,  Tennessee.  The
          Company is also expanding Lakeshore Mall in Sebring, Florida in 1999 by adding Sears as the fifth department store.

          -- In the Community Center and Associated Center portfolios, the Company renovated three Community Centers and expanded one Community Center and two Associated Centers in 1998. In 1999, the Company plans to renovate at least four Community Centers.

     bullet    Developing new retail properties with profitable returns on capital, leading to growth in the future.

          -- In 1998, the Company opened two Community Centers, the second phase of two power centers and expansions to three existing centers. Summary information concerning these properties is set forth below:

              SUMMARY INFORMATION CONCERNING PROPERTIES
            OPENED DURING THE YEAR ENDED DECEMBER 31, 1998


                                           Anchor       Non-
Name of Center/               Total        GLA          Anchor       Percentage    Opening
Location                      GLA(1)       (2)          GLA          Leased(3)     Date              Anchors
________________________      _________    _________    _________    __________    _____________     _________________________
COMMUNITY CENTERS
Sterling Creek Commons       55,500     55,500       10,000         96%              Jun-1998         Hannaford Bros.
   Portsmouth, VA


Sand Lake Commons   (4)      165,000   165,000            0         100%             Nov-1998         Lowe's(4)
  Phase I
  Orlando, FL


Springhurst                  303,000   303,000            0         100%             Apr-1998         Meijer(4),
Towne Center                                                                                          Office Max
Phase II
   Louisville, KY


Cortlandt Town Center        297,000   297,000            0         97%               Aug-1998        Wal*Mart,
Phase II                                                                                              Pets Mart,
   Cortlandt, NY                                                                                      United Artist


Hamilton Crossing             14,000         0        14,000        100%             Mar-1998
   Chattanooga, TN



CoolSprings Crossing          12,000         0        12,000        100%             Jul-1998
   Nashville, TN



Girvin Plaza                  15,000         0        15,000        100%             Jul-1998
                              ------         -        ------
Jacksonville, FL

TOTAL PROPERTIES OPENED      871,500   820,500        51,000
                             =======   =======        ======

( 1) Gross Leasable Area ("GLA") includes total square footage of Anchors (whether owned or leased by the Anchor) and Mall stores or shops.
( 2) Includes total square footage of Anchors (whether owned or leased by the Anchor)
( 3)  Percentage leased includes non-Anchor GLA and leased Anchor GLA.
( 4)  Owned by Anchor.

                                -11-

        -- The Company currently has one Mall, one Mall expansion, one Associated Center, one power center, and two Community Centers under construction. These properties will add approximately 2,200,000 square feet to the Company's portfolio at opening and are all scheduled to open during 1999.

        SUMMARY INFORMATION CONCERNING CONSTRUCTION PROPERTIES
                         AS OF MARCH 18, 1999

                                                                    Ownership
                                                                    by Company      Percentage
                                                         Non-           and          Pre-Leased
Name of Center/             Total       Anchor         Anchor       Operating           and         Projected
Location                      GLA         GLA            GLA        Partnership     Committed       Opening Date    Anchors
----------------------    --------      -------       -----------   ------------    ------------    -------------   -----------
MALLS

 Arbor Place Mall.....     1,032,010       554,138     477,872          100%           75%          Oct-1999         Dillards(4),
    Atlanta                                                                                                          Uptons,
    (Douglasville), GA                                                                                               Parisian(4),
                                                                                                                     Sears(4)


EXPANSION
 Lakeshore Mall.......        92,000        92,000           0          100%          100%          Jul-1999         Sears(4)
 Sebring, FL



ASSOCIATED CENTERS
 The Landing..........       162,994       111,594      51,400          100%           59%          Jul-1999       Circuit City(4)
     Atlanta                                                                                                       Toys "R" Us(4)
     (Douglasville), GA

Power Centers
 Sand Lake Corners....       593,240(5)    520,170      73,070          100%           96%          May-1999        Lowe's(4),
     Orlando, FL                                                                                                    Wal*Mart(4),
                                                                                                                    Bealls,
                                                                                                                    PetsMart,
                                                                                                                     Staples
COMMUNITY CENTERS
 Fiddler's Run........       203,169       165,769     37,400           100%          99%           Mar-1999(6)     Goody's,
      Morganton, NC                                                                                                 JCPenney, Belk,
                                                                                                                    Food Lion,
                                                                                                                    Staples

Regal Cinema                  83,000        83,000          0           100%         100%           Nov-1999        Regal Cinema
      Jacksonville, FL        ------        ------          -

TOTAL CONSTRUCTION
    PROPERTIES             2,166,413     1,526,671   639,742
                           =========     =========   =======

  ( 1) Includes total square footage of Anchors (whether owned or leased by the Anchor) and mall stores or shops after each project's final phase is complete.
  ( 2) Includes total square footage of Anchors (whether owned or leased by the Anchor).
  ( 3)    Percentage leased and committed for Malls does not include Anchor
          GLA. For the Community Centers, Associated Centers and power centers, percentage leased and committed includes non-Anchor GLA and leased Anchor GLA.
  ( 4)    Owned by Tenant.
  ( 5)    Includes 165,000 square feet already open.
  ( 6)    The Company opened the center on March 17, 1999.

               -- In addition to the Construction Properties, as of December 31, 19998 the Company was pursuing the development of a number of sites which the Company believes are viable for future development as malls and community and neighborhood shopping centers. Regional mall development sites were being pursued in Georgia, Mississippi and South Carolina and community shopping center sites were being pursued in Georgia, Florida, Kentucky, Tennessee and Virginia.

               -- In general, the Company seeks out development opportunities in middle-market trade areas that it believes are under-serviced by existing retail facilities, have demonstrated improving demographic trends or otherwise afford an opportunity for effective market penetration and competitive presence.

     bullet Acquiring existing retail properties where cash flow can be enhanced by improved management, leasing, redevelopment and expansion.

               -- Management believes that an opportunity for growth exists through the acquisition of shopping centers that meet the Company's investment criteria and targeted returns. In general, the Company seeks to acquire well-located shopping centers in middle-market geographic areas consistent with management's experience where management believes significant value can be created through its development, leasing and management expertise.

               -- On January 2, 1998, the Company purchased Asheville Mall in Asheville, North Carolina for $65 million, which was funded by a $51.0 million acquisition loan with the balance funded from the Company's credit lines.

               -- On January 30, 1998, the Company purchased Burnsville Center in Minneapolis (Burnsville), Minnesota for $81 million which was funded by a $60.8 million acquisition loan with the balance funded from the Company's credit lines.

               -- In April 1998, the Company acquired Stroud Mall in Stroudsburg, Pennsylvania for $38 million, which was funded from the proceeds of a $32.6 million acquisition loan and the balance from the Company's credit lines.

               --   In July 1998, the Company acquired Hickory Hollow Mall,
               Rivergate Mall, The Courtyard at Hickory Hollow, The Village at Rivergate and Lions Head Village, all located in the metropolitan Nashville, Tennessee area. The purchase price of $247.4 million was funded with a ten-year fixed-rate loan in the amount of $182.7 million, 631,589 limited partnership units in the Operating Partnership with a value of $15.3 million and the balance funded from the Company's credit lines.

               --   In August 1998, the Company acquired Meridian Mall in
               Lansing (Oskemos), Michigan and Janesville Mall in Janesville, Wisconsin. The purchase price of $138 million was funded with an acquisition loan of $80 million, 2,118,299 limited partnership units in the Operating Partnership with a value of $53 million, and the assumption of a $17.1 million mortgage loan. Excess loan proceeds of $12.1 million were used to pay down the Company's credit lines.

RISKS ASSOCIATED WITH THE COMPANY'S GROWTH STRATEGY

     In connection with the implementation of this growth strategy, the Company and the Operating Partnership will incur various risks including the risk that development or expansion opportunities explored by the Company and the Operating Partnership may be abandoned; the risk that construction costs of a project may exceed original estimates, possibly making the project not profitable; the risk that the Company and the Operating Partnership may not be able to refinance construction loans which are generally with full recourse to the Company and the Operating Partnership; the risk that occupancy rates and rents at a completed project will not meet projections, and will therefore be insufficient to make the project profitable; and the need for anchor, mortgage lender and property partner approvals for certain expansion activities. In the event of an unsuccessful development project, the Company's and the Operating Partnership's loss could exceed its investment in the project.

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


COMPETITION

     There are numerous shopping facilities that compete with the Properties in attracting retailers to lease space. The Malls are generally located in middle -markets. Management believes that the Malls have strong competitive positions because they generally are the only or largest enclosed malls within their respective trade areas. In addition, retailers at the Properties face continued competition from discount shopping centers, outlet malls, wholesale clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition could adversely affect the Operating Partnership's revenues and funds available for distributions to partners, which in turn will affect the Company's revenues and funds available for distribution to stockholders.


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


ITEM 2.  PROPERTIES.

MALLS

     Each of the Malls is an enclosed regional shopping complex. Each Mall generally has at least three Anchors which own or lease their stores and numerous non-anchor stores with GLA less than 30,000 square feet ("Mall
Stores"), most of which are national or regional retailers, located along enclosed malls connecting the Anchors. At most of the Malls, additional freestanding restaurants and retail stores are located on the periphery of the Mall complex. These freestanding stores are, in most cases, owned by their occupants. Twelve of the Mall complexes include one or more Associated Centers.


     The total GLA of the 28 Malls is approximately 20.5 million square feet or an average GLA of approximately 732,000 square feet per Mall. Mall Store GLA is 7,259,208 square feet including leased free-standing buildings at December 31, 1998. The Stabilized Mall occupancy was 93.6% at December 31, 1998.
The Company wholly owns all but seven of its Malls and manages all but one of them.

     In the years ended December 31, 1996, 1997 and 1998, Mall revenues represented approximately 72.8%, 72.9% and 74.9%, respectively, of total revenues from the Company's Properties.

     Occupancy of mall stores in the Stabilized Malls ("Stabilized Mall Stores") increased from 91.7% at December 31, 1997, to 93.6% at December 31,
 1998. Occupancy of malls acquired  during 1998, was 92.0% at December 31, 1998.

     In the years ended December 31, 1996, 1997 and 1998, average Stabilized Mall Store sales per square foot were approximately $240, $263 and $273, respectively (computed using a monthly weighted average). Average Stabilized Mall Store sales per square foot increased by 3.8% for the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     Average base rent per square foot at the Mall Stores increased from $19.33 at December 31, 1997 to $19.84 at December 31, 1998.

     Occupancy costs as a percentage of sales for tenants in the Stabilized Malls (excluding St. Clair Square and Foothills Mall acquired in 1996 and malls acquired in 1997 and 1998) were 11.7%, 11.2% and 11.1% for the years ended December 31, 1996, 1997, and 1998, respectively.

     The Malls are generally located in middle-markets. Management believes that the Malls have strong competitive positions because they generally are the only or largest enclosed malls within their respective trade areas. Trade areas have been identified by management based upon a number of sources of information, including the location of other malls, publicly available population information, customer surveys, surveys of customer automobile license plates, as well as ZIP codes and third-party market studies.

     The two largest revenue-producing Malls are Hamilton Place and CoolSprings Galleria. Hamilton Place is located on a 187-acre site in Chattanooga, Tennessee and represented, as of December 31, 1998, 3.7% of the Properties' total GLA, 4.0% of total Mall Store GLA and 6.2% of total revenues from the Company's Properties. CoolSprings Galleria is located on a 148-acre site in metropolitan Nashville, Tennessee and represented, as of December 31, 1998, 3.6% of the Properties' total GLA, 4.0% of total Mall Store GLA and 5.9% of total revenues from the Company's Properties.

     Twenty-two of the twenty-eight Malls have undergone an expansion or remodeling since their opening, and all but one of the Malls have either been built or renovated in the last 10 years, are in the process of being renovated, or are scheduled to be renovated in 2000. The Company renovated Hamilton Place in Chattanooga, Tennessee and is presently renovating Governor's Square in Clarksville, Tennessee, College Square in Morristown, Tennessee and Rivergate Mall in Nashville, Tennessee. The Company is expanding Lakeshore Mall in Sebring, Florida, adding Sears as the fifth department store. The Company plans on renovating Burnsville Center in Minneapolis (Burnsville), Minnesota and Stroud Mall in Stroudsburg, Pennsylvania in 2000. Two of the Malls
have available Anchor pads providing expansion potential totaling approximately 205,700 buildable square feet at December 31, 1998. Eighteen
existing  Anchors at ten Malls  have  aggregate   expansion   potential  at
their  existing   stores  of approximately 473,000 buildable square feet.

     The land underlying the Malls is owned in fee in all cases, except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall and Stroud Mall which are each subject to long-term ground leases for all or a portion of the land underlying these Malls.

    The table on the following page sets forth certain information for each of the Malls as of December 31, 1998:

                                                                         Mall
                              Year      Ownership by           Total     Store     Percentage
                              Most      Company and            Mall      Sales per Mall Store                              Fee or
                      Year of Recent    Operating    Total     Store     Square    GLA                           Anchor    Ground
Name of Mall/Location Opening Expansion Partnership  GLA(1)    GLA(2)    Foot(3)   Leased(4) Anchors            Vacancies Lease
--------------------- ------- --------- ------------ --------- --------- --------- --------- ------------------ --------- -------
New Malls
Bonita Lakes Mall.(5) 1997       N/A     100%       633,047     184,620   $252      86%     Goody's, Dillard's,    None     Ground
  Meridian, MS                                                                              JCPenney, Sears,              Lease (6)
                                                                                              McRae's
Oak Hollow Mall...(5) 1995       N/A      75%       802,239     251,411    224      94%     Goody's, JCPenney,     None    Fee
  High Point, NC                                                                            Belk-Beck,Sears,
                                                                                               Dillard's
Parkway City Mall.(5) 1957/1998 1957      50%       414,540     187,825    204      88%     McRae's, Parisian      None    Fee
  Huntsville, AL
Springdale Mall...... 1960/1997  N/A     100%       926,376     292,075    211      88%     Dillard's, Montgomery  None    Fee
  Mobile, AL                                                                                Ward, McRae's, Goody's
WestGate Mall........ 1975/1995 1996     100%     1,100,513     286,044    272      96%     Belk-Hudson, JCPenney, None    Fee/
  Spartanburg, SC                                                                           Dillard's, Sears,             Ground
                                                                                            Proffitt's, Upton's           Lease (7)
TOTAL NEW MALLS             ...............       3,876,715   1,201,975             94%
Stabilized Malls
Asheville Mall....... 1972/1998 1994     100%       816,755     253,420   $311     100%     Dillard's, Montgomery  None    Fee
  Asheville, NC                                                                             Ward, JCPenney, Sears,
                                                                                                      Belk
Burnsville Center.... 1977/1998  N/A     100%     1,069,887     408,844    281      94%     Mervyn's, Dayton's,    None    Fee
  Burnsville, MN                                                                            JCPenney, Sears
College Square....(5) 1988      1993     100%       459,473     156,604    221      93%     JCPenney, Sears,       None    Fee
  Morristown, TN                                                                            Goody's, Proffitt's
                                                                                                Wal*Mart,
CoolSprings
Galleria(5).......(5) 1991      1994     100%     1,129,764     374,749    317      96%     Proffitt's,  Sears,    None    Fee
  Nashville, TN                                                                               JCPenney, Parisian
                                                                                             Dillard's,
Foothills Mall....(5) 1983/1996 1997      95%       476,768     180,072    191      90%     Sears, JCPenney,       None    Fee
  Maryville, TN                                                                             Proffitt's,
                                                                                             Proffitt's II, Goody's,
Frontier Mall.....(5) 1981      1983     100%       517,244     199,957    196      90%     Dillard's, JCPenney,   None    Fee
  Cheyenne, WY                                                                                  Dillard's, Sears
Georgia Square....(5) 1981       N/A     100%       677,906     256,352    228     100%     Belk, JCPenney,        None    Fee
  Athens, GA                                                                                  Rich's, Sears
Governor's Square.(5) 1986      1994      48%       690,437     269,966    237      94%     JCPenney, Parks-Belk,  None    Fee
  Clarksville, TN                                                                           Sears, Dillard's, Goody's
Hamilton Place....(5) 1987      1992      90%     1,166,060     375,128    339      97%     Dillard's, Parisian,   None    Fee
  Chattanooga, TN                                                                           Proffitt's I, Proffitt's II,
                                                                                             Sears, JCPenney
Hickory Hollow Mall.. 1978/1998 1991     100%     1,095,946     455,757    259      87%     JCPenney, Sears,       None    Fee
  Nashville, TN                                                                              Dilliard's, Proffitt's
Janesville Mall...... 1973/1998 1998     100%       609,364     161,535    300      85%     JCPenney, Kohl's,      None    Fee
  Janesville, WS                                                                              Boston Store, Sears
Lakeshore Mall....(5) 1992       N/A     100%       408,534     153,062    195      88%     Kmart, Belk-Lindsey,   None    Fee
  Sebring, FL                                                                                JCPenney, Beall's(10)
Madison Square....(5) 1984      1985      50%       934,161     301,326    295      98%     Dillard's, JCPenney,   None    Fee
  Huntsville, AL                                                                            McRae's, Parisian,
                                                                                              Sears
Meridian Mall........ 1969/1998 1987     100%       766,960     435,791    288      98%     JCPenney, Mervyn's,    None    Fee/
  Lansing, MI                                                                                 Service Merchandise,        Ground
                                                                                                 Dayton Hudson            Lease(8)

                              Year      Ownership by           Total     Store     Percentage
                              Most      Company and            Mall      Sales per Mall Store                              Fee or
                      Year of Recent    Operating    Total     Store     Square    GLA                           Anchor    Ground
Name of Mall/Location Opening Expansion Partnership  GLA(1)    GLA(2)    Foot(3)   Leased(4) Anchors            Vacancies Lease
--------------------- ------- --------- ------------ --------- --------- --------- --------- ------------------ --------- -------

Pemberton Square..(5) 1985      1990     100%       353,300     133,685    179      88%     JCPenney, McRae's, Wal*Mart (9)  Fee
  Vicksburg, MS                                                                             Wal*Mart, Goody's
Plaza del Sol
Mall..............(5) 1979      1990      51%       245,385      89,504    168      96%     Beall Bros(10),        None      Fee
  Del Rio, TX                                                                                 JCPenney, Kmart
Post Oak Mall.....(5) 1982      1985     100%       776,823     318,166    246      93%     Beall Bros.(10),       None      Fee
  College Station, TX                                                                       Foley's, Service
                                                                                            Merchandise, Sears,
                                                                                            Dillard's, JCPenney
Rivergate Mall....... 1971/1998 1998     100%     1,073,970     390,324    302      90%     Sears, Dillard's,      None      Fee
  Nashville, TN                                                                              JCPenney, Proffitt's
St. Clair Square..... 1974/1996  N/A     100%     1,044,599     315,559    338     100%     Famous Barr, Sears,    None       Fee/
  Fairview Heights, I                                                                       JCPenney, Dillard's             Ground
                                                                                                                          Lease(11)
Stroud Mall.......... 1977/1998 1994     100%       427,194     177,011    307      90%     JCPenney, Sears,       None     Ground
  Stroudsburg, PA                                                                           Bon-Ton                     Lease (12)
Turtle Creek Mall.... 1994      1995     100%       846,234     223,140    292      99%     JCPenney, Sears,       None      Fee
  Hattiesburg, MS                                                                           McRae's I, Goody's,
                                                                                            McRae's II, Dillard's
Twin Peaks Mall...... 1985      1987     100%       556,153     242,683    228      87%     JCPenney, Dillard's,   None      Fee
  Longmont, CO                                                                              Dillard's, Sears
Walnut Square........ 1980      1992     100%       450,385     171,192    199      97%     Belk, JCPenney,       None    Ground
  Dalton, GA                                        -------     -------    ---      --      Sears, Goody's,             Lease(13)
                                                                                            Proffitt's
Total Stabilized Malls........................   16,593,301   6,043,825   $273      94%
                                                 ==========   =========   ====      ==
________

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
(2) Does not include Anchors.
(3) Totals represent weighted averages.
(4) Includes tenants paying rent for executed leases as of  December 31, 1998.
(5) Developed by the Company.
(6) The Company is the lessee under a ground lease for 82 acres which extends through June 30, 2035. The average annual base rent is $35,525, increasing by 6% each year.
(7) The Company is the lessee under several ground leases for approximately
    53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(8) The Company is the lessee under several ground leases in effect through March 2067 with extention options. Fixed rent is $18,700 per year and 3% to 4% of all rents.
(9) A replacement tenant, Dillard's, has agreed to purchase the store from the Company and open for business in 1999.
(10)Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(11)The Company is the lessee under a ground lease for 20 acres which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year.
    In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(12)The Company is the lessee under a ground lease which extends through July 2089. The current rental amount is $50,000 with an additional
    $100,000 paid every 10 years.
(13)The Company is the lessee under several ground leases which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected.

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

     Anchors either own their stores together with the land under them, sometimes with adjacent parking areas, or enter into long-term leases with respect to their stores at rental rates that are significantly lower than the
rents charged to tenants of Mall Stores.   Anchors account for approximately
8.2% of the total revenues from the Company's Properties. Each Anchor which owns its own store has entered into a reciprocal easement agreement with the Company covering, among other things, operating covenants, reciprocal easements, property operations, initial construction and future expansions.

     The Malls have a total of 125 Anchors. Wal*Mart at Pemberton Square in Vicksburg, Mississippi was the only anchor vacant in the Company's Malls as of December 31, 1998. Dillard's has agreed to purchase that building from the Company and will open for business during 1999. Service Merchandise leases two stores in the Company's malls. In the year ended December 31, 1998, revenues from Service Merchandise accounted for less than 0.4% of total revenues of the Company. The following table indicates all Mall Anchors and sets forth the aggregate number of square feet owned or leased by Anchors in the Malls as of December 31, 1998.

                        MALL ANCHOR SUMMARY INFORMATION

                                    GLA       GLA       TOTAL
                        NUMBER     OWNED     LEASED    OCCUPIED
                       OF ANCHOR     BY        BY        BY
NAME                     STORES     ANCHOR     ANCHOR  ANCHOR (1)
                        -------    -------   -------    -------

JCPenney                  26        875,354 1,623,642  2,498,996
Sears                     22      1,565,022 1,036,568  2,601,590
Dillard's                 18      2,063,065   414,101  2,477,166
Sak's
    Proffitt's            10      1,203,322         0  1,203,322
    McRae's                7        511,359   243,000    754,359
    Parisian               4        207,520   209,920    417,440
                           -        -------   -------    -------
        Subtotal          21      1,922,201   452,920  2,375,121
Belk
    Belk                   4              0   426,991    426,991
    Belk-Lindsey            1             0    61,029     61,029
    Belk-Hudson             1             0   152,890    152,890
    Parks-Belk              1             0   122,367    122,367
                           -        -------   -------    -------
        Subtotal            7             0   763,277    763,277
The May Company
    Foley's                 1       103,888         0    103,888
    Famous Barr             1             0   236,489    236,489
                           -        -------   -------    -------
        Subtotal            2       103,888   236,489    340,377
Goody's                     9             0   289,794    289,794
Montgomery Ward             2             0   245,829    245,829
Dayton-Hudson               2       323,326         0    323,326
Wal*Mart(2)                 2             0   214,653    214,653
Kmart                       2             0   173,940    173,940
Mervyn's                    2       124,919    74,889    199,808
Rich's                      1       115,623         0    115,623
Boston Store                1             0    96,000     96,000
Kohl's                      1             0    88,691     88,691
The Bon Ton                 1             0    87,024     87,024
Uptons                      1             0    69,993     69,993
Beall Bros. (Texas)         2             0    61,916     61,916
Beall's (Florida)           1             0    45,844     45,844
Service Merchandise         2             0    90,804     90,804
                            -         -----    ------     ------
        Total             125     7,093,398 6,066,374 13,159,772
                          ===     ========= ========= ==========

(1) Includes all square footage owned by or leased to such Anchor including tire, battery and automotive facilities and storage square footage.
(2) Wal*Mart is vacant at Pemberton Square but is paying rent.

     Mall Stores. The Malls have approximately 4,250 Mall Stores. National or regional chains (excluding individually franchised stores) lease approximately 84% of the occupied Mall Store GLA. Although Mall Stores occupy only 32.2% of total Mall GLA, the Malls derived approximately 87.9% of their revenue from Mall Stores for the year ended December 31, 1998.

     Among the companies with the largest  representation among Mall Stores are:
The Limited, Inc./Intimate Brands, Inc. stores (The Limited, Limited Too, Express, Lerner New York, Lane Bryant, Structure, Victoria Secret, and Bath and Body Works) and Venator Group, Inc. (Footlocker, Lady Footlocker, Kinney Shoes, Champs Sports Stores, Northern Reflections, Afterthoughts Boutique and San Francisco Music Box). As of December 31, 1998, The Limited, Inc.'s and Intimate Brands, Inc.'s 123 stores accounted for 12.5% of total mall leased GLA and 8.8% of total revenues from the Company's Properties. As of December 31, 1998 Venator Group, Inc. accounted for 3.5% of total mall leased GLA and 3.3% of total revenues.

No single Mall Store retailer accounted for more than 12.5% of total leased GLA and no single Mall Store retailer accounted for more than 8.8% of total revenues from the Company's Properties.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Malls during the year ended December 31, 1998.


                     Prior Lease      New Lease         Increase              Increase
           Total     Base and         Initial Year      per       New Lease   per
Number     Square    Percentage Rent  Base Rent         Square    Average     Square
of leases  Feet      per Square Foot  per Square Foot   Foot      Base Rent   Foot
---------  --------  ---------------  ---------------  ---------  ----------  --------
 319       676,954   $20.78            $22.68           $1.90     $23.43      $2.65

  The following table sets forth the total Mall Store GLA, the total square footage of leased Mall Store GLA, the percentage of Mall Store GLA leased, the average base rent per square foot of Mall Store GLA and average Mall Store sales per square foot as of the end of each of the past five years.

              STABILIZED MALL STORE SUMMARY INFORMATION

                                    Total          Percentage             Average         Average Mall
                    Total         Mall Store      of Mall Store          Base Rent         Store Sales
At                Mall Store       Leased             GLA                per Square         per Square
December 31,         GLA             GLA             Leased (1)            Foot(2)            Foot(3)
-------------    --------------  ------------   -----------------   -------------------  ------------------

1994........        2,576,047       2,284,987      88.7%              $16.55             $226
1995........        3,003,334       2,697,969      89.8                18.28              237
1996........        3,452,997       3,073,190      89.0                19.03              240
1997........        3,503,490       3,214,176      91.7                18.98              263
1998........        7,166,498       6,707,283      93.6                19.82              273

(1) Mall Store occupancy includes tenants with executed leases who are paying rent.
(2) Average base rent per square foot is based on Mall Store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3) Calculated for the preceding twelve-month period.

     Lease Expirations. The following table shows the scheduled lease expirations for the Malls (assuming that none of the tenants exercise renewal options) for the year ending December 31, 1999 and for the next nine years for the Mall Stores.

                              MALL LEASE EXPIRATION
                                                                                     Percentage of Total
                                                     Approximate      Base             Represented by
                                                      Mall Store      Rent             Expiring Leases
                   Number of      Annualized Base      GLA of         Per     -------------------------------
Year Ending          Leases       Rent of Expiring    Expiring       Square     Annualized       Leased Mall
December 31,        Expiring        Leases(1)          Leases         Foot       Base Rent        Store GLA
----------------   -----------    ----------------   ------------  ---------- ---------------    ------------

1999.............       360           14,920,605        870,319     $17.14        11.70%             12.98%
2000.............       258           10,842,908        596,124      18.19         8.50               8.89
2001.............       229            9,761,623        463,543      21.06         7.65               6.91
2002.............       262           12,280,577        589,876      20.82         9.63               8.79
2003.............       250           13,017,770        686,415      18.96        10.20              10.23
2004.............       216           11,570,464        533,222      21.70         9.70               7.95
2005.............       225           13,607,657        638,329      21.32        10.67               9.52
2006.............       154            8,112,498        390,172      20.79         6.36               5.82
2008.............       180           12,397,968        605,844      20.46         9.72               9.03
2008.............       160           11,384,658        545,182      20.88         8.92               8.13

 (1) Total annualized base rent for all leases executed as of December 31, 1998 includes rent for space that is leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1998.

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



                                  FOR THE YEAR ENDED
                                    DECEMBER 31, (1)
                               --------------------------
                                1996     1997      1998
                               ------   ------   --------
Mall Store sales               $515.1   $666.5   $1,105.5
(in millions)(2)               ======   ======   ========

Minimum rents                    8.0%     7.7%       7.7%
Percentage rents                  0.3      0.4        0.3
Expense recoveries (3)            3.4      3.1        3.1
                                 ----    -----    -------
Mall tenant occupancy costs      11.7%   11.2%      11.1%
                                 ====    =====    =======

(1)  Excludes Malls not owned or open for full reporting period.
(2) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing Mall Store GLA and occupying space for the reporting period. Represents 100% of sales for these Malls. In certain cases, the Company and the Operating Partnership will own less than 100% interest in these Malls.
(3)  Represents real estate tax and common area maintenance charges.

     At December 31, 1998, the Company had investments in four malls in joint ventures with third parties, all of which are reflected using the equity method of accounting. Condensed combined results of operations for the four unconsolidated affiliates are presented in the following table (in thousands).

                                                             Company's Share
                                       Total for the Year    for the Year
                                       Ended                 Ended
                                       December 31,          December 31,
                                       -------------------   -------------------
(dollars in thousands)                   1998        1997       1998       1997
                                       -------    --------   --------   --------
Revenues                               $21,863     $21,295    $10,752   $10,475
Depreciation & Amortization              2,836       2,678      1,390     1,311
Interest Expense                         7,935       8,044      3,899     3,951
Other Operating Expenses                 6,745       6,955      3,337     3,432
                                       -------    --------   --------   --------
Net Income                               4,347       3,618      2,126      1,781
                                         =====       =====      =====      =====


ASSOCIATED CENTERS

     The fourteen Associated Centers are each part of a Mall complex and generally have one or two Anchor tenants and various smaller tenants. Anchor tenants in these centers include such retailers as Books-A-Million, Target, Toys "R" Us, TJ Maxx, and Goody's, which are category dominant retailers that benefit from the regional draw of the Malls. The Associated Centers also increase the draw to the total Mall complex.

Total leasable GLA of the fourteen Associated Centers is approximately 1.2 million square feet, including Anchors, or an average of approximately 83,000 square feet per center. As of December 31, 1998, 90.5% of total leasable GLA at the Associated Centers was occupied.

     In the years ended December 31, 1996, 1997, and 1998, revenues from the Associated Centers represented approximately 3.3%, 3.8% and 3.9%, respectively, of total revenues from the Company's Properties.

     In the years ended December 31, 1996, 1997 and 1998, average tenant sales per square foot at the Associated Centers were approximately $207, $189 and $172, respectively.

     Average base rent per square foot at the Associated Centers increased from $9.43 at December 31, 1997 to $9.68 at December 31, 1998.

     Each of the Associated Centers was developed by the Company, except for WestGate Crossing, Village at Rivergate and Courtyard at Hickory Hollow which were acquired in August 1997, July 1998 and July 1998, respectively. All of the land underlying the Associated Centers is owned in fee except for Bonita Crossing.

     Lease Expirations. The following table shows for the Associated Centers (assuming that none of the tenants exercise renewal options) the scheduled lease expirations for the year ending December 31, 1999 and for the next nine years.

                  ASSOCIATED CENTER LEASE EXPIRATION


                                                                              Percentage of Total
                                              Approximate       Base            Represented by
                                              Mall Store        Rent            Expiring Leases
                Number of  Annualized Base    GLA of             per      --------------------------
                Leases     Rent of Expiring   Expiring         Square      Annualized    Leased Mall
December 31,    Expiring   Leases*            Leases            Foot        Base Rent     Store GLA
--------------  ---------  ----------------   -------------  ----------   ------------   -----------
      1999            15      $313,956            27,145       $11.57           3.67%        2.91%
      2000            24       875,593            82,106        10.66          10.22         8.80
      2001            13       555,107            59,173         9.38           6.48         6.34
      2002            14       771,553            64,245        12.01           9.01         6.88
      2003            14       858,718            87,375         9.83          10.03         9.36
      2004            7      1,005,412           144,635         6.95          11.74        15.50
      2005             5       634,379            68,826         9.22           7.41         7.37
      2006             3       252,491            19,786        12.76           2.95         2.12
      2007             4       536,315            41,396        12.96           6.26         4.44
      2008             2       223,000            14,000        15.93           2.60         1.50

     (1) Total annualized base rent for all leases executed as of December 31, 1998 includes 12 months of rent for space that is newly leased but not yet occupied but excludes (i) percentage rents,
         (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1998.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Associated Centers during the year ended December 31, 1998.

                     Prior Lease      New Lease         Increase              Increase
           Total     Base and         Initial Year      per       New Lease   per
Number     Square    Percentage Rent  Base Rent         Square    Average     Square
of leases  Feet      per Square Foot  per Square Foot   Foot      Base Rent   Foot
---------  --------  ---------------  ---------------  ---------  ----------  --------

   21      71,839         $9.58             $10.01         $0.43    $10.04      $0.45


     The following table sets forth certain information for each of the Associated Centers as of December 31, 1998.


                                              Ownership
                               Year of        by Company
         Name of             Opening/Most        and                         Total       Percentage
       Associated               Recent        Operating          Total      Leasable         GLA
     Center/Location          Expansion       Partnership        GLA(1)      GLA(2)       Leased(3)        Anchors
----------------------     --------------   ---------------    ---------  ------------  -------------- --------------------
Bonita Crossing.......(10)       1997            100%             109,516      109,516      100%         Books-A-Million,
  Meridian, MS                                                                                           TJ Maxx, Office Max
CoolSprings Crossing.....        1992            100%             353,369       53,286      100%         Target,
  Nashville, TN                                                                                          Service Merchandise,
                                                                                                         Toys "R" Us,
                                                                                                         Uptons,
                                                                                                         Carmike Cinemas
Courtyard at Hickory.....      1979(9)           100%              77,460       77,460      100%         Carmike Cinemas,
 Nashville, TN                                                                                           Baptist Book
Foothills Plaza..........     1983/1986          100%           204,400(4)     124,400(4)    29(4)       Eckerd(6),
  Maryville, TN                                                                                          Carmike Cinemas
Frontier Square..........        1985            100%             161,615       16,615      100%         Buttrey Food & Drug,
  Cheyenne, WY                                                                                           Target
Georgia Square Plaza.....        1984            100%              15,393       15,393      100%         Carmike Cinema
  Athens, GA
Governor's Square Plaza..      1985(5)           49%              180,018       57,820      100%         Office Max, Premier
  Clarksville, TN                                                                                        Medical Group, Target
Hamilton Corner..........        1990            90%               88,298       88,298       99%         Michael's, Goody's,
  Chattanooga, TN                                                                                        Fresh Market
Hamilton Crossing........     1987/1994          92%              185,370       92,257       98%         Service Merchandise,
  Chattanooga, TN                                                                                        Toys "R" Us, TJ Maxx,
                                                                                                         School Box
Madison Plaza............      1984(7)           75%              153,085       98,690      100%         Food World, TJ Maxx,
  Huntsville, AL                                                                                         Service Merchandise
Pemberton Plaza..........        1986            100%              77,998       27,052       91%         Kroger
 Vicksburg, MS
The Terrace..............        1997            92%              155,987      116,715      100%         Barnes & Noble, Home
  Chattanooga, TN                                                                                        Place, The Gap,
                                                                                                         Staples, Circuit City
Village at Rivergate.....      1981(9)           100%             166,366      166,366      100%         Target, Just For Feet
   Nashville, TN
WestGate Crossing........      1985(8)           100%             151,489      151,489       73%         Goody's, Toys "R" Us
  Spartanburg, SC
                                                               ----------    ----------  -----------
Total Associated
      Centers............                                       2,080,364     1,195,357      91%
                                                               ==========    ==========  ===========

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2) Includes leasable Anchors.
(3) Includes tenants with executed leases at December 31, 1998. Calculation includes leased Anchors.
(4) Total GLA includes and Total Leasable GLA and Percentage GLA Leased exclude a vacant former Hills Department Store (80,000 square feet of GLA), which is owned by senior management of the Company. The Company has a ten-year option (with approximately six years remaining) to acquire this property for a fixed acquisition price of $3,800,000.
    Carmike Cinemas is subject to a ground lease (30,000 square feet of GLA) and is in the process of expanding.
(5) Originally opened in 1985, and was acquired by the Company in June 1997.
(6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease.
(7) Center was renovated during 1995.
(8) Originally opened in 1985, and was acquired by the Company in August 1997, and is currently under going expansion and renovations.
(9) Acquired by the Company in July 1998.
(10)The land is ground leased through June 2015 with options to extend through June 2035. Annual rent is $14,355, increasing by 6% each year.

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

     The Company's Community Center developments in the 1980's were generally anchored by supermarkets, and, in certain cases, by drug stores. Management's current focus has expanded to include the development of larger centers, anchored by mass merchandisers and department stores, while continuing the development of smaller centers anchored by supermarkets and drug stores. Recently completed Community Centers include centers in Portsmouth, Virginia and Orlando, Florida. Anchors at these new centers include, Hannaford Bros and Lowe's. The Company sold a completed center, Surrey Square in Elkin, North Carolina, in the last quarter of 1998.

     Community Centers, other than power centers, range in size from 25,000 square feet to in excess of 286,000 square feet. Anchors in Community Centers generally lease their store space and occupy 60-85% of a center's GLA. The number of stores in a Community Center ranges from one to sixteen with an average of seven stores per center.

     The Company's two power centers, which were completed and opened in 1997, average 7865,000 square feet and have an average of nine major anchor stores and additional small shop space ranging from 38,000 square feet to 136,000 square feet. The Company opened additional square feet in the second phase of these centers in 1998. The projects include expansion areas for additional major retailers. These power centers are included in the Community Center classification in this report.

     Total GLA of the 82 Community Centers is approximately 8.5 million square feet, or an average of approximately 84,000 square feet per center. As of December 31, 1998, 97.0% of total leasable GLA at the Community Centers was leased.

     In the years ended  December 31,  1996,  1997 and 1998,  revenues  from the
Community   Centers   represented   approximately   21.4%,   21.2%  and   19.6%,
respectively, of total revenues from the Company's Properties.

     Occupancy at the Community Centers decreased from 97.6% at December 31, 1997 to 97.0% at December 31, 1998.

     Average base rent per square foot at the Community Centers increased from $7.42 at December 31, 1997, to $8.22 at December 31, 1998.

     As of December 31, 1998, Food Lion, a major regional supermarket operator with headquarters in North Carolina served as an anchor tenant in 37 of the Company's Community Centers. For the year ended December 31, 1998, Food Lion accounted for approximately 3.1% of the revenues generated by the Company's Properties.

     With the exception of Suburban Plaza, Sutton Plaza and Lions Head Village, which were acquired by the Company in March 1995, January 1997 and July 1998, respectively, each of the Community Centers was developed by the Company.

     The following table summarizes the percentage of total leasable GLA leased, average base rent per square foot (excluding percentage rent) and tenant sales per square foot at the Community Centers for each of the last five years.

                      COMMUNITY CENTER SUMMARY INFORMATION
                                   Average
                      Percentage   Base Rent   Tenant
Year Ended            GLA          Per Square  Sales Per
December 31,          Leased(1)    Foot(2)     Square Foot(3)
-------------------   ----------   ----------  --------------

   1994                 96.5%            6.64         200

   1995                 96.8%            6.66         202

   1996                 97.2%            6.94         210

   1997                 97.6%            7.42         221

   1998                 97.0%            8.22         220

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

     Lease   Expirations.   The  following   table  shows  the  scheduled  lease
expirations for the Community Centers (assuming that none of the tenants exercise renewal options) for the year ending December 31, 1999, and for the next nine years.

                  COMMUNITY CENTER LEASE EXPIRATION

                                                                             Base               Percentage of Total
                                                         Approximate         Rent                  Represented by
                    Number of       Annualized Base         GLA of            per         ---------------------------------
Year Ending           Leases        Rent of Expiring       Expiring         Square           Annualized           Leased
December 31,         Expiring         Leases(1)             Leases           Foot            Base Rent              GLA
----------------   ------------    -----------------    --------------- ---------------   ---------------    ---------------

1999............       110             $2,357,471            318,330        $ 7.41                 5.24%         5.62%
2000............        97              2,161,111            249,433          8.66                 4.80          4.41
2001............        86              2,172,812            289,763          7.50                 4.83          5.12
2002............        91              3,047,858            387,929          7.86                 6.78          6.85
2003............        81              3,508,247            522,192          6.72                 7.80          9.22
2004............        28              1,465,897            139,866         10.48                 3.26          2.47
2005............        19              1,566,962            183,456          8.54                 3.48          3.24
2006............        11              1,472,798            221,786          6.64                 3.27          3.92
2007............        18              2,318,818            258,093          8.98                 5.15          4.56
2008............        19              2,574,935            268,418          9.59                 5.72          4.74

     (1) Total annualized base rent for all leases executed as of December 31, 1998 includes 12 months of rent for space that is newly leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases for periods after December 31, 1998.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Community Centers during the year ended December 31, 1998.

                     Prior Lease      New Lease         Increase              Increase
           Total     Base and         Initial Year      per       New Lease   per
Number     Square    Percentage Rent  Base Rent         Square    Average     Square
of leases  Feet      per Square Foot  per Square Foot   Foot      Base Rent   Foot
---------  --------  ---------------  ---------------  ---------  ----------  --------
  192       375,656    $8.03                 $8.71       $0.68      $8.92       $0.90


    The following table sets forth certain information for each of the Company's Community Centers at December 31, 1998.


                                   Year      Ownership
                                   Opening/  by Company
                                   Most      and                  Total     Percentage                               Fee or  Number
Name of                            Recent    Operating   Total    Leasable  GLA                            Anchor    Ground  of
Community Center  Location         Expansion Partnership GLA(1)   GLA(2)    Leased(3)  Anchors             Vacancies Lease   Stores
----------------  ---------------- --------- ----------- -------- -------- ----------  ------------------- --------- ------- ------
Anderson Plaza     Greenwood, SC     1983/1994   100%    46,258     46,258       98%   Food Lion, Eckerd    None      Fee        3

Bartow Village     Bartow, FL        1990        100%    40,520     40,520       95%   Food Lion, Family Do None      Fee        4
Beach Crossing     Myrtle Beach, SC  1984        100%    45,790     45,790       87%   Food Lion(4), CVS    21,000    Fee        6
                                                                                                            sq. ft.
Bennington Place   Roanoke, VA       1994        100%    42,712     42,712      100%   Food Lion            None      Fee        3
BJ's Plaza         Portland, ME      1991        100%   104,233    104,233      100%   BJ's Wholesale Club  None     Ground      1
                                                                                                                     Lease(5)
Briarcliff Square  Oak Ridge, TN     1989        100%    41,778     41,778      100%   Food Lion            None      Fee       10
Buena Vista Plaza  Columbus, GA      1989/1994   100%   151,320     17,500       91%   Wal*Mart, Winn Dixie None      Fee        7
Bulloch Plaza      Statesboro, GA    1986        100%    34,400     34,400       77%   Food Lion, Rite Aid  6,400     Fee        3
                                                                                                             sq. ft.
Capital Crossing   Raleigh, NC       1995        100%    83,700     83,700      100%   Hannaford Bros.,     None      Fee        2
                                                                                       Staples
Cedar Bluff Xing   Knoxville, TN     1987/1996   100%    53,050     53,050       96%   Food Lion            None      Fee       12
Cedar Plaza        Cedar Springs, MI 1988        100%    95,000     50,000      100%   Quality Stores,      None      Fee        5
Centerview Plaza   China Grove, NC   1986/1994   100%    43,720     43,720      100%   Food Lion, Eckerd    None      Fee        6
Chester Square     Richmond, VA      1997        100%    10,000     10,000      100%   Hannaford Brothers   None      Fee        3
Chestnut Hills     Murray, KY        1982        100%    68,364     68,364       96%   JCPenney             None      Fee       10
Clark's Pond       Portland, ME      1995        100%   134,920    134,920      100%   Home Quarters        None      Fee        1
                                                                                        Warehouse
Colleton Square    Walterboro, SC    1986        100%    31,000     31,000       96%   Food Lion(4)         None      Fee        5
Collins Park Comm  Plant City, FL    1989        100%    37,400     37,400       92%   Food Lion            None     Ground      4
                                                                                                                     Lease(6)
Conway Plaza       Conway, SC        1985        100%    33,000     33,000       96%   Food Lion(7)         21,000   Ground      6
                                                                                                            sq. ft.  Lease(8)
Cosby Station      Douglasville, GA  1994/1995   100%    77,811     77,811      100%   Publix               None      Fee        9
Courtlandt Town    Cortlandt, NY     1997/1998   100%   772,451    639,208       97%   Marshalls,          40,200      Fee       28
  Center                                                                                Wal*Mart,           sq. ft.
                                                                                        Home Depot, Home
                                                                                        Place, A & P Food
                                                                                        Store, Steinbach's(23),
                                                                                        Barnes & Noble,
                                                                                        Office Max, PetsMart
County Park Plaza  Scottsboro, AL    1982        100%    47,325     47,325      100%   Bi-Lo                28,875(9) Fee       3
                                                                                                            sq. ft.
Devonshire Place   Cary, NC          1996        100%   104,414    104,414       97%   Hannaford Bros.,     30,178    Ground    4
                                                                                       Kinetix(23),         sq. ft.   Lease(10)
                                                                                       Borders Books sq. ft.
Dorchester Xing    Charleston, SC    1985/1997   100%    45,278     45,278       97%   Food Lion            None       Fee      6
East Ridge Xing    Chattanooga, TN   1988        100%    54,000     54,000      100%   Food Lion            None       Fee     13
East Towne Xing    Knoxville, TN     1989/1990   100%   158,751     70,011       95%   Home Depot, Regal    None       Fee      8
                                                                                       Cinemas, Food Lion
58 Crossing        Chattanooga, TN   1988        100%    49,984     49,984      100%   Food Lion, CVS       None       Fee      9
Garden City Plaza  Garden City, KS   1984/1991   100%   188,446     76,246       96%   Sears, JCPenney      None       Fee     15
Genesis Square     Crossville, TN    1990/1996   100%    35,344     35,344      100%   Food Lion            None       Fee      4
Girvin Plaza       Jacksonville, FL  1990        100%    85,564     40,997      100%   Winn Dixie           None       Fee      8

                                   Year      Ownership
                                   Opening/  by Company
                                   Most      and                 Total     Percentage                               Fee or  Number
Name of                            Recent    Operating  Total    Leasable  GLA                            Anchor    Ground  of
Community Center  Location         Expansion Partnersh  GLA(1)   GLA(2)    Leased(3)  Anchors             Vacancies Lease   Stores
----------------  ---------------- --------- --------- -------- -------- ----------  ------------------- --------- ------- ------

Greenport towne    Hudson, NY        1994        100%     191,622    75,525     100%   Wal*Mart,            None    Fee      3
                                                                                       Price-Chopper
Hampton Plaza      Tampa, FL         1990        100%      44,624     44,624    100%   Food Lion(4)         None       Fee      8
Henderson Square   Henderson, NC     1995        100%     268,327    164,329     99%   JCPenney,            None       Fee     14
                                                                                       Belk Legget's
                                                                                       Goody's, Wal*Mart
Hollins Plantation Roanoke, VA       1985        100%      40,920     40,920    100%   Food Lion, CVS       None       Fee       5
Jasper Square      Jasper, AL        1986/1990   100%      95,950     50,550     67%   Lowe's, Goody's      None       Fee       7
Jean Ribaut        Beaufort, SC      1977/1993   100%     223,497    223,497     98%   Belk, Kmart, Bi-Lo   None       Fee      17
Karns Corner       Knoxville, TN     1987/1996   100%      35,000     35,000    100%   Food Lion            None       Fee       4
Keystone Crossing  Tampa, FL         1989        100%      40,400     40,400    100%   Food Lion            None       Fee       5
Kingston Overlook  Knoxville, TN     1996/1997   100%     119,350    119,350    100%   Baby Superstore,     None      Fee/       3
                                                                                       Home Place,                   Ground
                                                                                        Michael's                    Lease(11)
Lady's Island      Beaufort, SC      1983/1993   100%      60,687     60,687    100%   Winn Dixie, Eckerd   None       Fee       9
LaGrange Commons   LaGrange, NY      1996        100%      59,799     59,799     90%   A & P Food Store     None       Fee       6
Lakeshore Station  Gainesville, GA   1994        100%       8,000      8,000    100%                        None       Fee       5
Lions Head Plaza,  Nashville, TN     1980(22)    100%      93,290     93,290     91%   Steinmart            None       Fee      15
Longview Crossing  Hickory, NC       1988        100%      29,800     29,800     96%   Food Lion            None     Ground      3
                                                                                                                    Lease(12)
Lunenburg Crossing Lunenburg, MA     1994        100%     198,115     25,515     92%   Wal*Mart, Shop'nSave None       Fee       7
Massard Crossing   Ft. Smith, AR     1997        100%     290,717     88,410    100%   Wal*Mart, TJ Maxx    None       Fee      14
                                                                                       Goody's
North Creek Plaza  Greenwood, SC     1983        100%      28,500     28,500    100%   Food Lion            None       Fee       2
North Haven Xing   North Haven, CT   1993        100%     104,612    104,612    100%   Sports Authority,    None       Fee       6
                                                                                       Office Max,
                                                                                       Barnes & Noble
Northpark Center   Richmond, VA      1997        100%      60,954     60,954    100%   Hannaford Brothers,  None       Fee       3
                                                                                       Lowe's, Wal*Mart
Northridge Plaza   Hilton Head, SC   1984/1988   100%     129,570     79,570     99%   Winn Dixie, Eckerd   None       Fee      18
Northwoods Plaza   Albemarle, NC     1983/1992   100%      32,705     32,705    100%   Food Lion            None       Fee       2
Oaks Crossing      Otsego, MI        1990/1993   100%     144,998     27,300    100%   Wal*Mart, Rite Aid,  None       Fee      11
Orange Plaza       Roanoke, VA       1983        100%      46,875     46,875    100%   Food World (13)      24,900     Fee      9
                                                                                                            sq. ft
Park Village       Lakeland, FL      1990        100%      48,505     48,505    100%   Food Lion,           None       Fee       8
                                                                                        Family Dollar
Perimeter Place    Chattanooga, TN   1985/1988   100%      156,945    54,525     94%   Home Depot,          None       Fee      16
                                                                                      Fred's Drugs For Less
Rawlinson Place    Rock Hill, SC     1987        100%      35,750     35,750     88%   Food Lion            None       Fee       7
Rhett at Remount   Charleston, SC    1983/1994   100%      42,628     42,628    100%   Food Lion, Eckerd    None       Fee       3
Salem Crossing     Virginia Beach, V 1997        100%      289,348    92,420    100%   Hannaford Brothers   None       Fee      16
Sattler Square     Big Rapids, MI    1989        100%      132,746    94,760     91%   Quality Stores,      None       Fee      14
                                                                                         Perry Drugs
Seacoast Shopping  Seabrook, NH      1991        100%      208,690    91,690     97%   Wal*Mart             None       Fee      14
  Center                                                                               Shaw's Supermarket
Shenandoah Crossin Roanoke, VA       1988        100%      28,600     28,600    100%   Food Lion            None       Fee       2


                                   Year      Ownership
                                   Opening/  by Company
                                   Most      and                 Total     Percentage                                Fee or   Number
Name of                            Recent    Operating  Total    Leasable  GLA                            Anchor    Ground  of
Community Center  Location         Expansion Partnersh  GLA(1)   GLA(2)    Leased(3)  Anchors             Vacancies Lease   Stores
----------------  ---------------- --------- --------- -------- -------- ----------  ------------------- --------- ------- ------

Signal Hills Vill  Statesville, NC   1987/1989   100%      24,100     24,100     75%         (14)           None      Ground     6
                                                                                                                     Lease(15)
Southgate Crossing Bristol, TN       1985        100%      40,100     40,100    100%   Food Lion(7)         25,000     Ground    3
                                                                                                            sq. ft.   Lease(16)
Sparta Crossing    Sparta, TN        1989        100%      31,400     31,400    100%   Food Lion            None      Fee        2
Springhurst Towne  Louisville, KY    1997        100%     810,539    422,539    100%   Cinemark, Books      None      Fee       19
   Center                                                                               A Million, Kohl's,
                                                                                       Party Source, TJ Maxx,
                                                                                       Meijer, Old Navy, Target,
                                                                                       Kitchen & Company
Springs Crossing   Hickory, NC       1987/1996   100%      42,920     42,920    100%   Food Lion, Rite Aid  None      Ground     4
                                                                                                                     Lease(17)
Statesboro Square  Statesboro, GA    1986        100%      41,000     41,000    100%   Food Lion(4)         25,000     Fee       6
                                                                                                            sq. ft.
Sterling Creek     Portsmonth, VA    1998        100%      65,500     65,500    100%   Hannaford Bros.      None       Fee       1
Stone East Plaza   Kingsport, TN     1983        100%      45,259     45,259     98%   Food Lion(4)         None       Fee      10
Strawbridge Market Virginia Beach, VA1997        100%      43,764     43,764    100%   Regal Cinema         None       Fee       1
   Place
Suburban Plaza     Knoxville, TN     1995        100%     129,111    129,111    93%   Toys "R" Us          None       Fee      20
                                                                                       Barnes & Noble
Sutton Plaza       Mt. Olive, NJ     1972(19)    100%     122,007    122,007   100%    A & P Food Store,   None       Fee      14
                                                                                        Ames
34th St. Crossing  St.Petersburg, FL 1989        100%      51,120     51,120     94%   Food Lion,           None       Fee      11
                                                                                        Family Dollar
Townshire Shopping Bryan, TX         1988        100%      72,440     72,440      75   Blinn College        12,500    Space      2
  Center                                                                                                    sq. ft.     Lease(18)
Tyler Square       Radford, VA       1987        100%      48,370     48,370    100%   Food Lion, CVS       None        Fee      8
University Xing    Pueblo, CO        1986        100%     101,964     20,053     79%   Wal*Mart             81,911(21)  Fee      7
Uvalde Plaza       Uvalde, TX        1987/1992    75%     111,160     34,000    100%   Wal*Mart, Beall's    None        Fee      8
Valley Commons     Salem, VA         1988/1994   100%      45,580     45,580    100%   Food Lion            None        Fee     10
Valley Crossing    Hickory, NC       1988/1991   100%     186,077    186,077     91%   Goody's, TJ Maxx,    None        Fee     21
                                                                                       Office Depot,
                                                                                       Circuit City,
                                                                                       Factory Card Outlet
The Village at Wex Cadillac, MI      1990        100%     102,450     72,450     98%   Quality Stores(20),  None        Fee      8
Village Square     Houghton Lake, MI 1990/1993   100%     163,294     27,050     82%   Wal*Mart,            None        Fee     11
                                                                                        Fashion Bug
Wildwood Plaza     Salem, VA         1985/1994   100%      39,580     39,580    100%     Food Lion          None        Fee      4
Willow Springs Plz Nashua, NH        1991/1994   100%     224,910    130,910    99%   Home Depot,           None        Fee     10
                                                                                      Office Max,
                                                                                    JCPenney Home Store
                                                       ----------   --------    ---
                       Total Community Centers         $8,555,702 $5,928,383    97%


(1)    Includes the total square footage of the Anchors (whether owned by others or leased by the Anchor) and shops.  Does not include future expansion areas.
(2)    Includes leasable Anchors.
(3)    Includes tenants paying rent on executed leases on December 31, 1998.
       Calculation includes leased Anchors.
(4)    Tenant has closed its store but is continuing to meet its financial obligation and is sub-leasing the space.
(5)    Ground Lease term extends to 2051 including four 10-year extensions.
       Lessee has an option to purchase and a right of first refusal to purchase the fee.
(6)    Ground Lease term extends to 2049 including three 10-year extensions.
       Lessor receives a share of percentage rents during initial term and extensions.  Lessee has an option to purchase and a right of first refusal to purchase the fee.
(7)    Represents a tenant which has closed its store but is continuing to meet its financial obligations under its lease.
(8)    Ground Lease term extends to 2055 including two 20-year extensions.
       During extension periods, lessor receives a share of percentage rents.
       Lessee has a right of first refusal to purchase the fee.  Lessor receives a share of sale proceeds upon sale of the center to a third party.
(9)    Bi-Lo is closed but continues to meet its financial obligations under its lease.
(10)   Ground lease extends to 2097 including 12 five year options.  Lessor receives no additional rent.
(11)   Ground lease for an out-parcel extends to 2046 including 4 ten year options.  Lessor receives 20% of percentage rentals.
(12)   Ground Lease term extends to 2049 including three 10-year extensions.
       Lessor receives a share of percentage rents during initial term and extensions.  Lessee has a right of first refusal to purchase the fee.
(13)   Represents a Food World which has closed its store but is continuing to meet its financial obligations under its lease and is sub-leasing the space.
(14)   Signal Hills Village is part of Signal Hills Crossing, a Property on which the Company holds a Mortgage.
(15)   Ground Lease term extends to 2084.  Rent for entire term has been prepaid.  Lessee has an option to purchase the fee under certain circumstances.
(16)   Ground Lease term extends to 2055 including one 20-year extension.
       Commencing in 2005, rental will be the greater of base rent or a share of the revenue from the center.  Lessee has a right of first refusal to purchase the fee.
(17)   Ground Lease term extends to 2048 including three 10-year extensions.
       Lessor receives a share of percentage rents during initial term and extensions.  Lessee has a right of first refusal to purchase the fee.
(18)   Represents a space lease for this center.  Lease term expires in 1999 with one 10-year extension option available.
(19)   Sutton Place opened in 1972 and was acquired by the Company in January, 1997.
(20)   Quality Stores has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate of 8.33%.
(21)   Wal*Mart who owns their store has closed.
(22)   Lions Head opened in 1980 and was acquired by the Company in
       July 1998.
(23)   Tenant has closed and disaffirmed the lease in bankruptcy.


MORTGAGES

     The Company owns certain Mortgages which were granted prior to the Offering in connection with sales by CBL of properties which it had previously developed.

     The Company also holds fee mortgages on six community centers, which mortgages had, as of December 31, 1998, an aggregate outstanding principal balance of $7.7 million. Such mortgages entitle the Company to receive substantially all of such properties' current cash flow in the form of periodic debt service payments. The encumbered properties all opened between 1981 and 1984 and one Anchor vacancy.

     In the years ended December 31, 1996, 1997, and 1998, revenues from the Mortgages represented approximately 2.2%, 2.02%, and 0.7%, respectively, of total revenues from the Company's Properties.

The following table sets forth certain additional information regarding the Mortgages as of December 31, 1998.



                                 Mortgage Information                                       Center Information
                                 --------------------                                       ------------------
                      Annual     Principal     Annual                           Total     Percentage              Number
Name of Center/       Interest   Balance as    Debt        Maturity   Total     Leasable  GLA                     of
Location              Rate       of 12/31/97   Service     Date       GLA(1)    GLA       Leased(2)   Anchors     Stores
-------------------   ---------  -----------   ---------   ---------  --------  --------- ----------- ----------- -------
BI-LO SOUTH             9.50%       $1,486      $175        DEC-2006   56,557   56,557      100%       BI-LO,         7
  CLEVELAND, TN                                                                                     RITE-AID


GASTON SQUARE          11.00%        1,640       179        DEC-98(3)  33,640   33,640      100$    FOOD LION, ECKERD  4
  GASTONIA, NC


INLET CROSSING         11.00%        1,691       327        DEC-98(3)  55,248   55,248      100%    FOOD LION, CVS    13
  MYRTLE BEACH, SC


OLDE BRAINERD CENTRE    9.50%          106        48        DEC-2006   57,293   57,293      100%    BI-LO,            7
  CHATTANOOGA, TN


SIGNAL HILLS CROSSING   11.00%        2,409      244        DEC-98(3)  44,220   44,220      100%    FOOD LION(4),     6
  STATESVILLE, NC                                                                                      CVS



SODDY DAISY PLAZA        9.50%          412      48        Dec-2006  100,095    47,325     100%     Wal*Mart, Bi-Lo,    5
  SODDY DAISY, TN                                                                                   CVS

                                     ------- -------                 -------   -------                               ---
  Total                              $7,744  $1,021                  347,053   294,283                                42
                                     ======  ======                  =======   =======                                ==


(1)    Includes Anchors.
(2) Includes all leases executed on or before December 31, 1998. Leased GLA includes non-Anchor GLA and leased Anchor GLA.
(3) The mortgage is on a month-to-month extension pending execution of extension agreement.
(4)    Tenant has closed but is continuing to meet its financial obligation.

  OFFICE BUILDING

     The Company owns a 95% interest in a 49,082 square foot office building in Chattanooga, Tennessee in which the Company's headquarters are located. The Company occupies 27,088 square feet or 69% of the total square footage of the Office Building. The Office Building is 100% occupied.

TOP 25 TENANTS

  The following table sets forth the Company's top 25 tenants based upon a percentage of total revenues from the Company's Properties in 1998.

                                          % OF      NUMBER OF
   RANK        TENANT                   REVENUES      STORES  SQUARE FEET

    1   The Limited, Inc.                 7.27%         88     708,881
    2   Venator Group, Inc.               3.33%         87     237,500
    3   Food Lion                         3.10%         37   1,018,407
    4   JCPenney.                         2.32%         28   2,314,349
    5   Gap Inc., The                     2.00%         26     203,728
    6   Goody's Family                    1.53%         14     483,303
          Clothing, Inc.
    7   Intimate Brands                   1.48%         35     129,199
    8   Barnes & Noble, Inc.              1.18%         10     140,289
    9   Carmike Cinema                    1.11%         13     280,492
   10   Shoe Show, The                    1.06%         21     101,434
   11   United Artist                     1.03%          7     174,584
   12   Regis Corporation, The            0.95%         55      61,307
   13   Footstar Corporation              0.90%         15      69,859
   14   Sears, Roebuck, & Co.             0.90%         22   2,439,227
   15   Homeplace Stores Two, Inc         0.90%          3     160,161
   16   Regal Cinemas, Inc.               0.89%          5     149,635
   17   Consolidated Stores Corporation   0.89%         22      79,167
   18   U.S. Shoe Corporation             0.88%         21      71,359
   19   Camelot                           0.81%         16      60,664
   20   American Eagle Outfitters         0.80%         15      62,020
   21   Eddie Bauer.                      0.78%         10      62,616
   22   OfficeMax, Inc.                   0.73%          5     127,724
   23   Great Atlantic and Pacific        0.73%          3     140,410
   24   Belk Atlanta Group Office         0.71%          6     491,732
   25   Boney Wilson & Sons, Inc.         0.67%          5     279,179
          (Hannaford Brothers)


MORTGAGE DEBT AND RATIO TO TOTAL MARKET CAPITALIZATION

     As of December 31, 1998, the Operating Partnership's proportionate share of indebtedness of all Properties (whether or not consolidated for financial statement reporting purposes, including the Construction Properties) was approximately $1.228 billion. The Company's total market capitalization (the aggregate market value of the Company's outstanding shares of Common and Preferred Stock, assuming the full exchange of the limited partnership interests in the Operating Partnership for Common Stock, plus the $1.228 billion total debt of the Operating Partnership) as of December 31, 1998 was $2.2 billion. Accordingly, the Company's debt to total market capitalization ratio as of December 31, 1998 was 54.7%. The debt to total market capitalization ratio, which is based upon the Company's proportionate share of consolidated and unconsolidated indebtedness and market values of equity, differs from debt-to-book capitalization ratios, which are based upon consolidated indebtedness and book values. The following table sets forth certain information regarding the mortgages and secured lines of credit encumbering the Properties.

                             MORTGAGE DEBT
                             (Dollars in thousands)

                     MORTGAGE LOANS OUTSTANDING IN
                 WHOLE OR IN PART AT DECEMBER 31, 1998

                              Ownership
                              Share of                                                                    Estimated  Earliest
                              Company                                                                     Balloon    Date at
                              and                          Principal      Annual      Annual              Payment    Which Loans
                              Operating     Annual         Balance as of  Interest    Debt      Maturity  Due on     Can Be
Center Pledged as Collateral  Partnership   Interest Rate  12/31/98(1)    Payment(2)  Service   Date      Maturity   Prepaid(3)
----------------------------  -----------   -------------  -------------  ----------  --------- --------  ---------  -------------
MALLS:
Asheville Mall ............       100%            6.520%(4)    $51,000     $ 3,325     $3,325   Dec-1999   $51,000         --
Bonita Lakes Mall .........       100%            6.820%        31,823       2,170      2,503   Oct-2009    22,539   Oct-2003(15)
Burnsville Center .........       100%            6.500%(4)     60,750       3,949      3,949   Feb-2000    60,750         --
College Square ............       100%            6.750%        16,064       1,084      1,548   Jan-2003    13,393         --(5)
Coolsprings Galleria ......       100%            8.290%        66,998       5,554      6,636   Sep-2010      --     Oct-2000(6)
Frontier Mall .............       100%           10.000%         5,616         561      2,220   Dec-2001      --           --(7)
Governor's Square .........        48%            8.230%        35,696       2,938      3,476   Sep-2016    14,454   Sep-2001(8)
Hamilton Place ............        90%            7.000%        72,938       5,106      6,361   Mar-2009    59,160         --(9)
Hickory Hollow Mall .......       100%            6.770%        96,155       6,510      7,723   Aug-2009    81,019         --
Janesville Mall ...........       100%            8.375%        16,959       1,420      1,857   Apr-2016       --          --
Madison Square ............        50%            9.250%        48,612       4,497      4,936   Mar-2002    46,482   Feb-1997(10)
Meridian Mall .............       100%            6.55% (4)     80,000       5,240      5,112   Aug-2000    80,000         --
Oak Hollow Mall ...........        75%            7.310%        51,597       3,772      4,709   Feb-2008    39,567   Feb-2002(11)
Plaza del Sol..........(12)        51%            8.750%(13      1,261         110        244   Nov-1998     1,729         --
Rivergate Mall ............       100%            6.770%        77,712       5,261      6,241   Aug-2008    65,479
Springdale Mall ...........       100%            6.770%        21,950       1,481      1,351   Nov-1999    19,950         --
St. Clair Square........(4)       100%            6.875%(14     66,000       4,538      4,739   Nov-1999    66,000         --
Stroud Mall ...............       100%            6.520%(4)     32,550       2,122      2,122   Apr-2000    32,550         --
Turtle Creek Mall .........       100%            7.400%        33,857       2,505      2,966   Mar-2006    26,992   Mar-1999(15)
Walnut Square..........(16)       100%            9.500%           855          81        140   Feb-2008        --         --(17)
Walnut Square .............       100%            9.250%(18        389          36         39   Jun-1998       389         --
WestGate Mall .............       100%            6.950%        49,651       3,451      4,819   Feb-2017    44,819    Feb-2002(19)
                                                              --------
                                 Malls Subtotal:               918,433
                                                              --------
Associated Centers:
Bonita Lakes Crossing......       100%           6.820%         7,476          510        784   Oct-2009        --   Oct-2003(15)
Courtyard At Hickory Hollow       100%           6.770%         4,476          303        359   Aug-2008     3,772         --
The Terrace................        92%           7.300%        10,681          780      1,047   Sep-2002     9,618         --(20)
Georgia Square Plaza.......       100%           9.000%           266           24        141   Jan-2001        --    Feb-1997(9)
Hamilton Corner............        90%          10.125%         3,353          339        471   Aug-2011        --         --(21)
Madison Plaza..............        75%          10.125%         2,275          230        537   Feb-2004        --         --(22)
Village at Rivergate.......        100%          6.770%         3,671          249        295   Aug-2008                    --
                                                              -------
                           Associated Centers Subtotal:        32,198
Community Centers:                                            -------
Bennington Place...........         100%       10.250%            566           58         83   Aug-2010        --     Jul-2000(23)
BJ's Plaza.................         100%       10.400%          3,386          352        476   Dec-2011        --           --(20)
Briarcliff Square..........         100%       10.375%          1,672          173        226   Feb-2013(24)    --     Feb-1998(25)
Cedar Bluff Crossing.......         100%       10.625%          1,327          141        230   Jan-2008        --     Jan-2008(26)
Centerview Plaza...........         100%       10.000%          1,301          130        191   Jan-2010(27)    --     Jan-1999(23)
Colleton Square............         100%        9.375%          1,014           95        143   Aug-2010(28)    --     Aug-1998(23)
Collins Park Commons.......         100%       10.250%          1,382          142        202   Oct-2010        --    Sept-2000(23)
Cortland Town Center.......         100%        6.900%         53,727        3,707      4,539   Jul-2008    42,342     Aug-2003(15)
Cosby Station..............         100%        8.500%          4,240          360        490   Sep-2014        --     Sep-2001(29)
East Ridge Crossing........         100%       10.125%          1,148          116        324   May-2003        --     Jan-2001(30)
Fifty-Eight Crossing.......         100%       10.125%          1,107          112        312   May-2003        --     Jan-2001(30)
Genesis Square.............         100%       10.250%          1,049          108        147   Aug-2010        --     Jul-2000(31)
Greenport Towne Center.....         100%        9.000%          4,446          400        529   Sep-2014        --           --(32)
Henderson Square...........         100%        7.500%          6,825          512        750   Apr-2014        --     May-2005(33)
Jean Ribaut................         100%        7.375%          3,977          293        477   Oct-1998     4,019           --(15)
Karns Corner...............         100%       10.250%            966           99        146   Jan-2010(34)    --     Feb-1999(23)
Longview Crossing..........         100%       10.250%            449           46         66   Aug-2010        --     Aug-2000(23)


                            Ownership
                              Share of                                                                    Estimated  Earliest
                              Company                                                                     Balloon    Date at
                              and                          Principal      Annual      Annual              Payment    Which Loans
                              Operating     Annual         Balance as of  Interest    Debt      Maturity  Due on     Can Be
Center Pledged as Collateral  Partnership   Interest Rate  12/31/98(1)    Payment(2)  Service   Date      Maturity   Prepaid(3)
----------------------------  -----------   -------------  -------------  ----------  --------- --------  ---------  -------------


North Haven Crossing.......         100%        9.550%      $   7,795 $        744   $  1,225   Oct-2008        --     Oct-1998(35)
Northwoods Plaza...........         100%        9.750%          1,279          125        171   Jun-2012        --           --(36)
Perimeter Place............         100%       10.$25%          1,614          172        278   Jan-2008        --     Jan-2008(26)
Seacoast Shopping Center...         100%        9.750%          5,796          565        721   Sep-2002     5,110     Oct-1997(37)
Shenandoah Crossing........         100%       10.250%           565            58         83   Aug-2010        --     Aug-2000(23)
Sparta Crossing............         100%       10.250%           862            88        127   Aug-2010        --     Jul-2000(38)
Springhurst Towne Center...         100%        6.650%         23,804        1,583      2,179   Aug-2004    19,714     Aug-2004(41)
Suburban Plaza.............         100%        8.500%          6,788          517        682   May-1999     5,325               --
34th St. Crossing......(39)         100%       10.625%          1,585          168        234   Dec-2010        --     Dec-2000(40)
Uvalde Plaza...............          75%       10.625%            772           82        133   Feb-2008        --     Feb-2008(26)
Valley Commons.............         100%       10.250%            973          100        142   Oct-2010        --     Oct-2000(23)
Willow Springs Plaza.......         100%        9.750%          5,453          532        934   Aug-2007       601     Aug-1997(38)
                                                             --------
                            Community Centers Subtotal:       145,868
                                                             --------
Construction Properties:
Arbor Place                         100%      6.870%(4)        26,108        1,794      1,794   Jun-2001    26,108           --
Fiddler's Run                       100%      6.340%(4)         7,201          457        457   Aug-2000     7,201           --
Sand Lake Corner                    100%      6.990%(4)         6,977          488        488   Jun-2000     6,977           --
                                                             --------
                     Construction Properties Subtotal:         40,286
                                                             --------
Other:
Park Place.................          95%      10.000%           1,608          161        459   Apr-2003        --             -(9)
                                                             --------
Credit Lines...............         100%      6.38%(42)       155,379        9,924      9,924   Various     154,800             --
                                                             --------
                                                 Total:    $1,293,773
                                                           ==========
                Operating Partnership's Share of Total:     1,227,726 (43)

 (1)   The amount listed includes 100% of the loan amount even though the
       Company and the Operating Partnership may own less than 100% of the property.
 (2)   Interest has been computed by multiplying the annual interest rate by the outstanding principal balance as of December 31, 1998.
 (3)   Unless otherwise noted, loans are prepayable at any time.
 (4)   The interest rate is floating at various spreads over LIBOR priced at the rates in effect at December 31, 1998.
 (5)   Prepayment premium is greater of 1% or modified yield maintenance
 (6)   Prepayment premium is the greater of 1% or yield maintenance after
       October 1, 2000.
 (7)   Prepayment premium is based on yield maintenance (not less than 1%) for any prepayment prior to January, 1997; thereafter, the prepayment premium is 5%, decreasing by 1% per year to a minimum of 1%; there is no prepayment premium during the last 120 days of the loan term.
 (8)   Prepayment premium is based on the greater of yield maintenance or 2%.
 (9)   Prepayment premium is the greater of 1% or yield maintenance.
(10)   Prepayment premium is based on yield maintenance; there is no prepayment premium after October 1, 2001.
(11)   Prepayment premium is the greater of 1% or yield maintenance.
(12)   This loan can be extended for 2 one year periods, the extension fee is
       1/4 point for each extension.
(13)   Interest is floating at 1% over prime priced at December 31, 1998.
(14)   The interest rate is floating at 125 Basis points over LIBOR. Loan may be extended for 2 years with 90 days written notice prior to maturity date. This loan was replaced in March 1999 with a $75 million permanent loan.
(15)   Prepayment premium is the greater of 1% or yield maintenance.
(16)   The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(17)   Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2007.
(18)   Interest is floating at 11/2% over prime priced at December 31, 1998.
       The maturity date is 90 days after notice.
(19)   Loan is closed to prepayment for the term.  Lender shall adjust the interest rate every 5th year of the loan.  If borrower does not except the new rate loan may
       be prepaid at that time without prepayment penalty.
(20)   Prepayment penalty is based on yield maintenance.
(21)   Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium during the last 120 days of the loan term.
(22)   Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2003.
(23)   Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%
       there is no prepayment premium during the last 120 days of the loan term.
(24)   Lender has option to accelerate loan between March 1, 2001 and February
       28, 2002; March 1, 2006 and February 28, 2007; and March 1, 2011 and February 28,
       2012.
(25)   Prepayment premium is 7%, decreasing by 1% per year to a minimum of 3%.
(26)   Loan may not be prepaid.
(27)   Lender may accelerate the loan after September, 2006 upon expiration of the primary term of the lease of either Food Lion or Eckerd, unless both leases have been extended beyond January 1, 2010.
(28)   Lender may accelerate loan on July 1, 2007 unless Food Lion exercises an extension option.
(29)   Prepayment premium of 7% decreasing by 1% per year to a minimum of 2%;
       there is no prepayment premium during the last six months of the loan term.

(30)   Prepayment premium is 5%, decreasing 1% per year to a minimum of 1%;
       there is no prepayment premium during the last two years of the loan term.
(31)   Prepayment premium is 5% from July 1, 2000 to June 30, 2001; thereafter decreasing by 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(32)   Prepayment premium is the greater of 10% or 1/12 of the annual yield difference before Oct-2014. Thereafter the prepayment premium is 1%.
(33)   Loan may be prepaid after 9 years. The prepayment premium is the greater of 1% or yield maintenance.
(34)   Lender may accelerate loan after January 1, 2008 unless Food Lion exercises an extension option beyond January 1, 2008.
(35)   Prepayment premium is the greater of 2% or yield maintenance before
       October, 1998, afterwards it is the greater of 1% or yield maintenance.
(36)   Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 120 days of the loan term.
(37)   Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last three months of the loan term.
(38)   Prepayment premium is 5% from August 1, 2000 to July 30, 2001;
       thereafter decreasing by 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(39)   The note is secured by rent payable by the Food Lion Anchor store.
(40)   Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%.
       There is no loan prepayment premium during the last 90 days of the loan term.
(41)   The loan has a rate reset option in August of 2004, 2009 and 2014. The loan can be prepaid in these years if the Company elects not to accept the rate reset. The prepayment premium is the greater of 1% or yield maintenance.
(42)   Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 6.38% with various maturities through 2001. The principal balance includes term loans of $5,079.
(43)   Represents non-recourse indebtedness on Properties and reflects the less than 100% ownership of the Company and the Operating Partnership with respect to certain Properties subject to such indebtedness.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

(a)  Market Information

     The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

     The following table sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.


     1997 QUARTER ENDED      HIGH       LOW
     ------------------      ----       ---
     March 31               $26.1250  $24.5000
     June 30                 25.3750   23.1250
     September 30            27.6250   23.5630
     December 31             26.3130   22.6250


     1998 QUARTER ENDED      HIGH       LOW
     ------------------      ----       ---
     March 31               $25.3125  $24.2500
     June 30                 24.8750   23.3750
     September 30            26.8750   23.6250
     December 31             26.6875   24.4375

(b)  Holders

     The approximate number of shareholders of record of the Common Stock was 635 as of March 19, 1999.

(c)  Dividends

     The following table sets forth the frequency and amounts of dividends declared and paid for each quarter of the Company's two most recent fiscal years.



QUARTER ENDED            1998      1997
--------------------    -------   -------
March 31                $0.4650   $0.4425
June 30                 0.4650    0.4425
September 30            0.4650    0.4425
December 31             0.4650    0.4425


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

ITEM 6.  SELECTED FINANCIAL DATA.
(In thousands, except per share data)


                                               CBL & Associates Properties, Inc.
                                                      Year Ended December 31,
                                           -------------------------------------------------------------
                                              1998        1997          1996         1995          1994
                                           ---------    ---------    ---------    ---------    ---------
TOTAL REVENUES .........................   $ 254,640    $ 177,604    $ 146,805    $ 131,727    $ 108,094
TOTAL EXPENSES .........................     203,001      135,200      111,012      104,128       84,091
INCOME FROM OPERATIONS .................      51,639       42,404       35,793       27,599       24,003
GAIN ON SALES OF REAL ESTATE ASSETS ....       4,183        6,040       13,614        2,213        2,135
EQUITY IN EARNINGS OF  UNCONSOLIDATED
AFFILIATES .............................       2,379        1,916        1,831        1,450        1,469
MINORITY INTEREST IN EARNINGS:
  Operating partnership ................     (16,258)     (13,819)     (15,468)     (10,527)      (9,836)
  Shopping center properties ...........        (645)        (508)        (527)        (386)        (312)
                                           ---------    ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM .......      41,298       36,033       35,243       20,349       17,459
EXTRAORDINARY LOSS ON  EXTINGUISHMENT OF
   DEBT ................................        (799)      (1,092)        (820)        (326)        --
                                           ---------    ---------    ---------    ---------    ---------
NET INCOME .............................      40,499       34,941       34,423       20,023       17,459
PREFERRED DIVIDENDS ....................      (3,234)        --           --           --           --
                                           ---------    ---------    ---------    ---------    ---------
NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS ........................   $  37,265    $  34,941    $  34,423    $  20,023    $  17,459
                                           =========    =========    =========    =========    =========
BASIC EARNINGS PER COMMON SHARE:
   Income before extraordinary item        $    1.58    $    1.51    $    1.69    $    1.14    $    1.05
   Net income                              $    1.55    $    1.46    $    1.65    $    1.12    $    1.05
                                           =========    =========    =========    =========    =========
   Weighted average common shares
 outstanding                                  24,079       23,895       20,890       17,827       16,625
DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary item         $   1.56     $   1.49     $   1.68     $   1.14    $    1.05
   Net income                               $   1.53     $   1.45     $   1.64     $   1.12    $    1.05
                                           =========    =========    =========    =========    =========
   Weighted average shares and potential
     dilutive common shares outstanding       24,340       24,151        21,022      17,856       16,625
Dividends declared per share                 $  1.86     $   1.77      $   1.68    $   1.59    %    1.50

                                                                Year Ended December 31,
                                              ---------------------------------------------------------
                                              1998        1997          1996         1995          1994
                                              ----        ----          ----         ----          ----
BALANCE SHEET DATA:
Net investment in real estate assets      $1,805,788   $1,142,324     $987,260      $758,938  $  679,725
Total assets .......................       1,855,347    1,245,025    1,025,925      814,168      728,209
Total debt ..........................       1,208,204      741,413      590,295      392,754      373,300
Minority interest ..................         168,040      123,897      114,425      113,692      108,036
Shareholders' equity.........                415,782      330,853      272,804      270,804      209,338
OTHER DATA:
Cash flows provided by (used in):
   Operating activities .............          $89,123       $60,852     $54,789      $28,977      $29,432
   Investing activities .............         (571,332)     (245,884)   (218,016)     (99,690)    (112,608)
   Financing activities .............          484,912       183,858     164,496       71,689       72,863
Funds From Operations (FFO) (1) of
   the operating partnership                  93,614        76,514      63,044       52,212       44,583
FFO applicable to the Company                 65,026        54,833      43,498       34,218       28,688

     (1) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO. FFO does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of the cash available to fund all cash requirements. FFO for all periods has been restated to include straight line rents.

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


GENERAL BACKGROUND

     The Company is, through two wholly owned subsidiaries, the sole general partner and majority owner of the Operating Partnership. As a result, the CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of the Operating Partnership, which includes at December 31, 1998, the operations of a portfolio of properties consisting of twenty-four regional malls, thirteen associated centers, two power centers, eighty community centers, an office building, joint venture investments in four regional malls and one associated center, and income from six mortgages (the "Properties"). The Operating Partnership currently has under construction one mall, one associated center, one power center and two community centers and owns options to acquire certain shopping center development sites. The consolidated financial statements also include the results of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - stabilized malls which have completed their initial lease-up and new malls which are in their initial lease-up phase. The new mall category is presently comprised of Westgate Mall in Spartanburg, South Carolina, which was renovated and expanded and reopened in October 1996; Oak Hollow Mall in High Point, North Carolina which opened in August 1995; Springdale Mall in Mobile, Alabama, which was acquired in September 1997 and which is being redeveloped and retenanted; Bonita Lakes Mall in Meridian, Mississippi, which opened in October 1997 and Parkway Place in Huntsville, Alabama which was acquired in December 1998 and which is being redeveloped.

     In January 1998, the Company purchased Asheville Mall in Asheville, North Carolina for $65 million, which was funded by a $51 million acquisition loan with the balance funded from the Company's credit lines. Also in January the Company purchased Burnsville Center in Minneapolis (Burnsville), Minnesota for $81 million, which was funded by a $60.8 million acquisition loan with the balance funded from the Company's credit lines.

     In April 1998, the Company acquired Stroud Mall in Stroudsburg, Pennsylvania for $38 million, which was funded from the proceeds of a $32.6 million acquisition loan and the balance from the Company's credit lines.

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock at a price to the public of $25 per share. The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition program.

     In July 1998, the Company acquired Hickory Hollow Mall, Rivergate Mall, The Courtyard at Hickory Hollow, The Village at Rivergate and Lions Head Village, all located in the metropolitan Nashville, Tennessee area. The purchase price of $247.4 million was funded with a ten-year fixed-rate loan in the amount of $182.7 million, 631,589 operating partnership units in the Operating Partnership with a value of $15.3 million and the balance funded from the Company's credit lines.

     In July 1998, the Company purchased 122,008 limited partnership units valued at $3.0 million from a former executive and minority limited partner in the Operating Partnership.

     In August 1998, the Company acquired Meridian Mall in Lansing (Oskemos), Michigan and Janesville Mall in Janesville, Wisconsin. The purchase price of $138 million was funded with an acquisition loan of $80 million, 2,118,299 limited partnership units in the Operating Partnership with a value of $53 million and, the assumption of a $17.1 million mortgage loan. Excess loan proceeds of $12.1 million were used to pay down the Company's credit lines.

     In December 1998, the Company, in a joint venture with a third party, acquired Parkway City Mall in Huntsville, Alabama. The joint venture is structured so that each partner retains a 50% ownership in the project. The Company's initial investment was $5.7 million and was funded from the Company's credit lines.


RESULTS OF OPERATIONS

SALES
Mall shop sales, for those tenants who have reported, in the twenty-three stabilized malls in the Company's portfolio, increased by 3.8% on a comparable per square foot basis as shown below:

                                          Year Ended December 31,
                                       -----------------------------
                                         1998                1997
                                       ----------           ---------
          Sales per square foot          $273                  $263

Total sales volume in the mall portfolio, including new malls, increased 9.7% to $1.504 billion in 1998 from $1.371 billion in 1997.

Occupancy costs as a percentage of sales for the years ended December 31, 1998, 1997 and 1996 for the stabilized malls (excluding malls acquired in 1998 and St. Clair Square and Foothills Mall from 1996) were 11.1%, 11.2% and 11.7%, respectively. The decrease in occupancy costs as a percentage of sales from 1997 to 1998 was due to both increasing sales and the Company's policy of cost containment.

OCCUPANCY
Occupancy for the Company's overall portfolio increased, with a breakdown by asset category as follows:

                                       At December 31,
                                  -------------------------
                                  1998                1997
                                  -----               -----
Stabilized malls                  93.6%               91.7%
New malls                         93.6                89.2
Associated centers                90.5                83.3
Community centers                 97.0                97.6
                                  -----               -----
Total portfolio                   94.8%               93.7%
                                  =====               =====

AVERAGE BASE RENTS
Average base rents for the Company's three portfolio categories:

                                        At December 31,
                                ----------------------------------
                                                        Percentage
                                  1998       1997        Increase
                                ---------  ---------   -----------
Malls. . . . . . . . . . . .     $19.82     $19.33         2.5%
Associated centers . . . . .       9.68       9.43         2.7
Community centers. . . . . .       8.22       7.42        10.8

LEASE ROLLOVERS
On spaces previously occupied, the Company achieved the following results from rollover leasing for the year ended December 31, 1998 over and above the base and percentage rent paid by the previous tenant:

                          Per Square         Per Square
                          Foot Rent          Foot Rent      Percentage
                          Prior Lease (1)    New Lease(2)   Increase
                          ---------------    ------------   ----------
Malls. . . . . . . . .        $20.78            $23.43         12.8%
Associated centers . .          9.58             10.04          4.8
Community centers. . .          8.03              8.92         11.1

          (1) Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
          (2)   Average base rent over the term of the lease.

In 1998 and 1997, respectively, revenues from the malls represented 74.9% and 72.9% of total revenues from the properties; revenues from associated centers represented 3.9% and 3.8%; revenues from community centers represented 19.6% and 21.2%; and revenues from mortgages and the office building represented 1.6% and 2.1%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


COMPARISON OF RESULTS OF OPERATIONS FOR 1998 TO THE RESULTS OF OPERATIONS
FOR 1997

Total revenues in 1998 increased by $77.0 million, or 43.4%, to $254.6 million as compared to $177.6 million in 1997. Of this increase, minimum rents increased by $51.0 million, or 44.1%, to $166.6 million as compared to $115.6 million in 1997, percentage rents increased by $1.1 million, or 29.8%, to $4.8 million as compared to $3.7 million in 1997, other rents increased by $2.1 million, or 105.6%, to $4.0 million as compared to $1.9 million in 1997, tenant reimbursements increased by $22.5 million, or 43.9%, to $73.8 million as compared to $51.3 million in 1997.

Approximately $17.5 million of the increase in revenues resulted from twelve new centers opened during the last twenty-four months and $54.1 million of the increase in revenues resulted from the fourteen new centers acquired during the last twenty-four months. Improved occupancies and operations, expansions to existing properties, and increased rents in the Company's operating portfolio generated approximately $5.4 million of the increased revenues with the largest increases from Hamilton Place in Chattanooga, Tennessee and Westgate Mall in Spartanburg, South Carolina Management, development and leasing fees increased in 1998 by $0.3 million, or 12.5%, to $2.7 million as compared to $2.4 million in 1997. Our managed properties continue to provide the majority of this revenue augmented by an increase in development fees. Interest and other income was $2.7 million in both 1998 and 1997.

Property operating expenses, including real estate taxes and maintenance and repairs, increased in 1998 by $24.5 million, or 44.0%, to $80.2 million as compared to $55.7 million in 1997. This increase is primarily the result of the twelve new centers opened and the acquisition of fourteen properties over the past twenty-four months. The Company's cost recovery ratio remained stable at 92.1% in 1998 as compared 92.2% to in 1997.

Depreciation and amortization increased in 1998 by $11.2 million, or 34.8%, to $43.5 million as compared to $32.3 million in 1997. This increase resulted primarily from depreciation and amortization on the twelve new centers opened and the acquisition of fourteen properties over the past twenty four months.

Interest expense increased in 1998 by $29.5 million, or 78.0%, to $67.3 million as compared to $37.8 million in 1997. This increase is primarily due to increased interest expense on the twelve new centers opened and the acquisition of fourteen properties over the past twenty-four months partially offset by the repayment of variable rate debt with proceeds from the preferred offering in June 1998.

General and administrative expense increased in 1998 by $2.8 million, or 30.8%, to $11.8 million as compared to $9.0 million in 1997. This increase was due to increases in reserves for state tax expense and increases in general overhead.

Gain on sales of real estate assets was $4.2 million in 1998 as compared to $6.0 million in 1997. The majority of the gain in 1998 is from outparcel and pad sales at the development centers Springhurst Towne Center in
Louisville, Kentucky and Sand Lake Corner in Orlando, Florida.   The gain
on sales in 1998 also includes a $0.2 million gain on the sale of one existing center, Surrey Square in Elkin, North Carolina.

The extraordinary loss in 1998 of $.8 million was from the refinancing of the loan on College Square Mall in Morristown, Tennessee. The Company reduced the interest rate from 10% to 6.75% and extended the term to fifteen years.


COMPARISON OF RESULTS OF OPERATIONS FOR 1997 TO THE RESULTS OF OPERATIONS
FOR 1996

Total revenues in 1997 increased by $30.8 million, or 21.0%, to $177.6 million as compared to $146.8 million in 1996. Of this increase, minimum rents increased by $22.4 million, or 24.0%, to $115.6 million as compared to $93.2 million in 1996, percentage rents increased by $1.0 million, or 37.0%, to $3.7 million as compared to $2.7 million in 1996, other rents increased by $0.1 million, or 5.6%, to $1.9 million as compared to $1.8 million in 1996, tenant reimbursements increased by $8.9 million, or 21.0%, to $51.3 million as compared to $42.4 million in 1996.

Approximately $7.6 million of the increase in revenues resulted from a full year of operations at the four new centers opened during 1996 and $11.0 million from a full year of operations from St. Clair Square in Fairview Heights, Illinois. Approximately $10.2 million of the increase in revenues resulted from the ten new centers opened and three centers acquired during 1997 offset by $1.9 million of revenues no longer received from five centers sold in 1996. Improved occupancies and operations, expansions to existing properties, and increased rents in the Company's operating portfolio generated approximately $3.9 million of the increased revenues with stabilized malls contributing approximately $3.1 million and the associated and community center portfolio contributing $0.8 million in increased revenues.

Management, development and leasing fees were $2.4 million in both 1997 and 1996. Our managed properties continue to provide the majority of this revenue augmented by an increase in development fees. Interest and other income decreased by $1.6 million to $2.7 million in 1997 from $4.3 million in 1996. This decrease was primarily due to the acquisition of a mortgage property at the end of 1996 and the resulting elimination of interest income from the property.

Property operating expenses, including real estate taxes and maintenance and repairs, increased in 1997 by $10.9 million or 24.3%, to $55.7 million as compared to $44.8 million in 1996. This increase is primarily the result of the opening of the thirteen new centers over the past twenty-four months and the acquisition of four properties. The Company's cost recovery ratio decreased to 92.2% in 1997 as compared to 94.7% in 1996 primarily due the addition of properties with non-recoverable ground rent.

Depreciation and amortization increased in 1997 by $6.9 million or 27.2% to $32.3 million as compared to $25.4 million in 1996. This increase resulted primarily from depreciation and amortization on the thirteen new centers opened and the acquisition of four properties over the past twenty four months.

Interest expense increased in 1997 by $6.1 million or 19.2% to $37.8 million as compared to $31.7 million in 1996. This increase is primarily due to increased interest expense on the thirteen new centers opened and the acquisition of four properties over the past twenty-four months offset by the reduction of variable rate debt with proceeds from the spot offering in January 1997.

General and administrative expense was $9.0 million in 1997 as compared to $8.5 million in 1996. This increase was primarily due to increases in reserves for state tax expense and general increases in overhead.

Other expense was $0.3 million in 1997 and $0.6 million in 1996. These amounts represent the write-off of development projects which the Company has elected not to pursue.

Gain on sales of real estate assets was $6.0 million in 1997 as compared to $13.6 million in 1996. The majority of the gain in 1997 is from outparcel and pad sales at the development centers: Cortlandt Town Center in Cortlandt, New York, Salem Crossing in Virginia Beach, Virginia and Springhurst Towne Center in Louisville, Kentucky. The gain on sales in 1997 also includes a $0.7 million gain on the sale of one completed center. The majority of gain on sales in 1996 were from sales of five completed centers for $7.6 million. Most of the remaining $6.0 million of outparcel sales in 1996 were in connection with the development of Springhurst Towne Center in Louisville, Kentucky and Massard Crossing in Ft. Smith, Arkansas.

The extraordinary loss in 1997 of $1.1 million resulted from the refinancing or extinguishment of debt on a number of properties, the largest of which was Hamilton Place in Chattanooga, Tennessee. The reduction in the interest rate on the refinanced debt on Hamilton Place was 2.25%. The extraordinary loss in 1996 was from the refinancing of debt on Governor's Square in Clarksville, Tennessee.


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

As of January 31, 1999, the Company had $63.9 million available in unfunded construction loans to be used for completion of the construction projects and replenishment of working capital previously used for construction. Additionally, as of January 31, 1999, the Company had obtained revolving credit lines and term loans totaling $230 million of which $58.4 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a shelf registration statement authorizing shares of the Company's common stock, preferred stock, and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million, with $278 million available as of January 31, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership includes the 25.8% ownership interest in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.5%. Operating Partnership interests issued to fund acquisitions in 1998, which represent, in the aggregate a 6.5% limited partnership interest in the operating partnership, may be exchanged for approximately 2.4 million shares of common stock. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 36.5 million shares of common stock outstanding with a market value of approximately $942.0 million at December 31, 1998 (based on the closing price of its common stock of $25.8125 per share on December 31, 1998). The Company's total market equity is $1.015 billion which includes 2.9 million shares of preferred stock at their closing price of $25.25 per share on December 31, 1998. Company executive and senior officers' ownership interests had a market value of approximately $287.4 million at December 31, 1998.

Mortgage debt consists of debt on certain consolidated properties as well as debt on three properties in which the Company owns a non-controlling interests, accounted for under the equity method of accounting. At
December 31, 1998, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in seven properties was $677.9 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $41.3 million for total fixed rate debt obligations of $719.2 million with a weighted average interest rate of 7.45%.

Variable rate debt accounted for $508.5 million with a weighted average interest rate of 6.6%. Total debt obligations (including construction loans) amounted to $1.228 billion. Variable rate debt accounted for approximately 41.4% of the Company's total debt and 22.7% of its total capitalization. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $314 million of variable rate debt on operating properties at a weighted average interest rate of 6.6%. Of the remaining variable rate debt of $194.5 million the Company has, interest rate caps in place of $100.0 million and a conventional permanent loan commitment of $75.0 million, leaving $19.5 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. The Company's current exposure to interest rate fluctuations which could impact funds from operations has been effectively mitigated by these interest rate cap and swap agreements and permanent loan commitments. There were no fees charged to the Company related to these swap agreements. The Company's swap and cap agreements in place at December 31, 1998 are as follows:

                                   Fixed
   Amount                          LIBOR       Effective     Expiration
(in millions)      Swap/Cap       Component       Date          Date
-------------      --------       ---------    ---------     ----------
    $65              swap           5.72%      01/07/98      01/07/2000
     81              swap           5.54%      02/04/98      02/04/2000
     50              swap           5.70%      06/15/98      06/15/2001
     38              swap           5.73%      06/26/98      06/30/2001
     80              swap           5.49%      09/01/98      09/01/2001
    100              cap            7.50%      01/01/99      12/31/1999


In August 1998, the Company expanded one of its credit facilities by $35 million. The Company's credit facilities have a weighted average interest rate of 99 basis points over LIBOR at January 31, 1999. Each of the credit facilities includes covenants that require the Company to maintain minimum net worth levels, interest and debt coverage ratios, total obligations to capitalized value ratios, and limitations on variable rate debt. The credit facilities also require that the Company's senior management continue to consist of certain individuals and to maintain certain levels of minority ownership in the Operating Partnership. The First Tennessee Bank credit facility provides that if the Company completes an offering of its securities, not less than 75% of the net proceeds of any such offering will be applied for the benefit of the Operating Partnership.

The following table sets forth the Company's credit facilities at January 31, 1999 as follows (in millions):

Credit Facility         Amount          Current Balance         Maturity
-----------------     -----------       ----------------       -----------
SunTrust                  $10                $10.0             April 2000
SouthTrust                 20                 20.0             March 2001
First Tennessee            80                 48.8             June 2000
Wells Fargo               120                 93.0             September 1999


In the second half of 1998, the Company closed a $24 million conventional mortgage loan on Springhurst Towne Center in Louisville Kentucky at an interest rate of 6.65%; a $54 million conventional mortgage loan on Cortlandt Town Center in Cortlandt, New York at an interest rate of 6.9%; and a $39.4 million conventional mortgage loan on Bonita Lakes Mall and Crossing in Meridian, Mississippi at an interest rate of 6.82%. The proceeds from these loans were used to repay existing fixed rate and variable rate debt. In August 1998, the Company refinanced the mortgage loan on College Square Mall in Morristown, Tennessee, extending the term, drawing $2 million for a planned renovation in 1999 and reducing the interest rate from 10% to 6.75%.

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock at a price to the public of $25 per share. The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 54.7% at December 31, 1998, as compared to 47.9% at December 31, 1997.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

During 1998, the Company opened approximately 871,000 square feet of new retail properties consisting of the following:

Project Name                    Location                      Total GLA         Anchors
----------------------------    ------------------------      --------------    ----------------------
Springhurst Towne Center        Louisville, Kentucky            303,000         Target, Meijer, TJ Maxx,
Phase II                                                                        Kohl's, Cinemark, Books-
                                                                                A-Million, Office Max

Cortland Town Center Phase II   Cortland, New York              297,000         Wal*Mart, Home Depot,
                                                                                HomePlace, Steinbach,
                                                                                A&P, Office Max,
                                                                                United Artist, PetsMart,
                                                                                Marshalls, Barnes &
                                                                                Noble

Sterling Creek Commons          Portsmouth, Virginia             65,000         Hannaford  Food & Drug

Sand Lake Corner                Orlando, Florida                165,000         Lowe's Home Improvement

Hamilton Crossing               Chattanooga, Tennessee           14,000

CoolSprings Crossing            Nashville, Tennessee             12,000

Girvin Plaza                    Jacksonville, Florida            15,000

During 1998, the Company acquired 6,611,000 square feet consisting of the following:

Project Name                    Location                      Total GLA         Anchors
----------------------------    ------------------------      --------------    ----------------------
Asheville Mall                  Asheville, North Carolina         817,000       Dillard's, Belk, JCPenney,
                                                                                Sears, Montgomery Ward

Burnsville Center               Minneapolis (Burnsville),       1,070,000       Dayton-Hudson, JCPenney,
                                Minnesota                                       Mervyn's, Sears

Stroud Mall                     Stroudsburg, Pennsylvania         427,000       Sears, JCPenney, The Bon Ton

Hickory Hollow Mall             Nashville, Tennessee            1,096,000       JCPenney, Sears, Dillard's,
                                                                                Proffitts

Rivergate Mall                  Nashville, Tennessee            1,074,000       JCPenney, Sears, Dillard's,
                                                                                Proffitts

Courtyard at Hickory            Nashville, Tennessee               77,000       Carmike Cinema, Just for
 Hollow                                                                         Feet

Village at Rivergate            Nashville, Tennessee              166,000       Target, Just for Feet

Lions Head Village              Nashville, Tennessee               93,000       Steinmart, Carmike Cinema

Meridian Mall                   Lansing (Oskemos),                767,000       JCPenney, Service Merchandise,
                                Michigan                                        Mervyn's, Dayton-Hudson

Janesville Mall                 Janesville, Wisconsin             609,000       JCPenney, Sears, Kohl's,
                                                                                Boston Store

Parkway City Mall               Huntsville, Alabama               415,000       Parisian, McRae's

The Company currently has approximately 2,000,000 square feet under construction consisting of:

Project Name                    Location                            Total GLA         Opening Date
----------------------------    ----------------------------        --------------    ---------------
Arbor Place                     Atlanta (Douglasville), Georgia         1,035,000       October 13, 1999

The Landing at Arbor Place      Atlanta (Douglasville), Georgia           163,000       July 1999

Sand Lake Corners Phase II      Orlando, Florida                          423,000       April 1999

Lakeshore Mall Sears            Sebring, Florida                           92,000       June 1998

Fiddler's Run                   Morganton, North Carolina                 203,000       March 17, 1999

Regal Cinema                    Jacksonville, Florida                      84,000       October 1999

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


OTHER CAPITAL EXPENDITURES

Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring capital improvements and maintenance items. Management believes that its annual operating reserve for maintenance and recurring capital improvements as well as reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 65% to 90% of its funds from operations with the remaining 10% to 35% to be held as a reserve for capital expenditures and continued growth opportunities.

Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or revolving lines of credit, and a return on the funds so invested is expected to be earned.

For the year ended December 31, 1998, revenue generating capital expenditures, or tenant allowances for improvements, were $8.1 million. These capital expenditures generate a return by increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $8.4 million, the majority of which was for the renovation of Hamilton Place in Chattanooga, Tennessee. Revenue neutral capital expenditures, such as parking lot and roof repairs, which are recovered from the tenants, were $5.1 million in 1998.

The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. However, certain environmental conditions are being evaluated at the recently acquired Parkway City Mall in Huntsville, Alabama. There appears to be a high potential for adverse environmental conditions, specifically Total Petroleum Hydrocarbons, in the vicinity of an auto service center which had underground storage tanks. The Company has ordered additional engineering studies and as part of the redevelopment is proceeding to correct the environmental conditions at the site. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.

Cash Flows

Cash flows provided by operating activities for 1998 increased by $28.2 million, or 46.5%, to $89.1 million from $60.9 million in 1997. This increase was primarily due to the cash provided from the operations of twelve new centers and the acquisition of fourteen centers in the last twenty-four months. Cash flows used in investing activities for 1998 increased by $325.4 million, or 132.4%, to $571.3 million compared to $245.9 million in 1997. This increase was primarily due to the acquisition of eleven centers in 1998 and the Company's development program partially offset by a draw on escrow funds in January 1998. Cash flows provided by financing activities for 1998 increased by $301.1 million, or 163.7%, to $484.9 million from $183.9 million in 1997. This increase is primarily due to increased borrowings related to the development and acquisition programs partially offset by the proceeds from the June 1998 preferred stock offering which were used to pay down borrowings under the Company's credit facilities.


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


Year 2000

     The Year 2000 problem results from the use of a two digit year date instead of a four digit date in the programs that operate computers, information processing technology and systems and other devices (i.e. non-information processing systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem have programs that were written to assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption may result in computer programs misinterpreting the date
January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether.


     The Company's State of Readiness For Year 2000 - The Company has completed a program to identify both its information and non-information processing applications that are not year 2000 compliant. As a result of this identification program, the Company believes that its core accounting applications and the majority of non-information processing applications are year 2000 compliant. Certain of its other information and non-information processing applications were not yet year 2000 compliant. The Company corrected or replaced all non-compliant systems and applications including embedded systems, by the end of 1998. The Company has initiated communications with its significant suppliers and tenants to determine the extent to which the Company is vulnerable to the failure of such parties to correct their year 2000 compliance issues. In addition, the Company has formed a Year 2000 Committee that includes senior personnel from most areas of the Company. These people are charged with the duty of determining the extent of the Company's ongoing exposure and taking the appropriate action to minimize any impact on the Company's operations.


     Costs to Address the Company's Year 2000 Issue - The Company does not expect to incur any significant costs to ensure the compliance of all information processing systems and non-information processing systems including embedded systems.


     Risks Relating to The Year 2000 Issue And Contingency Plans - Although the Company is not currently aware of any specific significant Year 2000 problems involving third party vendors or suppliers, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to such third parties. For example, the Company believes there could be failure in the information systems of certain service providers that the Company relies upon for electrical, telephone and data transmission and banking services.

The Company believes that any service disruption with respect to these providers due to a Year 2000 issue would be of a short-term nature. The Company has existing back-up systems and procedures, developed primarily for natural disasters, that could be utilized on a short-term basis to address any service interruptions. In addition, with respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and would likely not impact the operations of any particular shopping center or the Company as a whole. While it is not possible at this time to determine the likely impact of any of these potential problems, the Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. Therefore, although the Company believes that its Year 2000 issues have been addressed and that suitable remediation and/or contingency procedures will be in place by December 31, 1999, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition.


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

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.
A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantialy modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.


Funds from Operations

Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before property depreciation, other non-cash items (consisting of the write-off of costs associated with development projects not being pursued), gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. The cost of interest rate caps and finance costs on the Company's lines of credit are amortized and included in interest expense and, therefore, reduces FFO. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties.

The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the Company). Management also believes that FFO is a widely used measure of the operating performance of REITs and provides a relevant basis for comparison among Companies. FFO does not represent cash flow from operations as, defined by generally accepted accounting principles, is not necessarily indicative of cash from operations available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

In 1998, FFO increased by $17.1 million, or 22.3%, to $93.6 million as compared to $76.5 million in 1997. The increase in FFO was primarily attributable to the continuing increase in revenues and income from operations from new developments and acquisitions.

Beginning with the first quarter of 1998 the Company amended its calculation of FFO to include straight line rents in accordance with NAREIT's, definition of FFO. The Company has restated prior years' FFO to conform with the revised calculation. The Company excludes outparcel sales (which would have added $4.0 million in 1998) from its FFO calculation, even though the NAREIT definition allows their inclusion.

The Company's calculation of FFO is as follows (in thousands except per share data):

                                                                  Three Months Ended            Year Ended
                                                                      December 31,             December 31,
                                                                 ---------------------     ---------------------
                                                                 1998         1997         1998         1997
                                                                 --------     --------     --------     --------
Income from operations . . . . . . . . . . . . . . . . . . .     $ 14,810     $ 12,336     $ 51,639     $ 42,404

ADD:
Depreciation and amortization
     from consolidated properties. . . . . . . . . . . . . .       13,013        8,669       43,547       32,308
Income from operations of
     unconsolidated affiliates . . . . . . . . . . . . . . .          690          402        2,379        1,916
Depreciation and amortization from
     unconsolidated affiliates . . . . . . . . . . . . . . .          370          341        1,427        1,334
Write-off of development costs
     charged to net income . . . . . . . . . . . . . . . . .            -          285          122          330

SUBTRACT:
Minority investors' share of income
     from operations in ten properties . . . . . . . . . . .         (236)        (103)        (645)        (508)
Minority investor's share of
     depreciation and amortization
     ten properties. . . . . . . . . . . . . . . . . . . . .         (226)        (252)        (875)        (834)
Depreciation and amortization of
     non-real estate assets and
     finance costs . . . . . . . . . . . . . . . . . . . . .         (300)        (116)        (746)        (436)
Preferred Dividends. . . . . . . . . . . . . . . . . . . . .       (1,617)           -       (3,234)           -
                                                                 --------     --------     --------     --------
TOTAL FUNDS FROM OPERATIONS                                       $26,504      $21,562      $93,614      $76,514
                                                                 ========     ========     ========     ========
BASIC PER SHARE DATA:
     Funds from operation                                           $0.73        $0.64        $2.70        $2.29
                                                                 ========     ========     ========     ========
     Weighted average shares with operating
     partnership units fully converted. . . . . . . . . . . .      36,433       33,530       34,637       33,343
                                                                 ========     ========     ========     ========
DILUTED PER SHARE DATA:

Funds From Operations                                               $0.72        $0.64        $2.68        $2.28
                                                                 ========     ========     ========     ========
     Weighted average shares and potential
     dilutive common shares with operating
     partnership units fully converted . . . . . . . . . . .       36,735       33,767       34,898       33,599
                                                                 ========     ========     ========     ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference is made to the Index to Financial statements contained in Item 14 on page 56.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Incorporated herein by reference from the Company's definitive proxy statement filed on March 26, 1999 with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on April 29, 1999.


ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated herein by reference from the Company's definitive proxy statement filed on March 26, 1999 with the Commission with respect to its Annual Meeting of Stockholders to be held on April 29, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          Incorporated herein by reference from the Company's definitive proxy statement filed on March 26, 1999 with the Commission with respect to its Annual Meeting of Stockholders to be held on April 29, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Incorporated herein by reference from the Company's definitive proxy statement filed on March 26, 1999 with the Commission with respect to its Annual Meeting of Stockholders to be held on April 29, 1999.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


(1)   Financial Statements                                      Page Number

      Report of Independent Public Accountants                       63

      CBL & Associates Properties, Inc. Consolidated                 64
      Balance Sheets as of December 31, 1998 and 1997

      CBL & Associates Properties, Inc. Consolidated                 65
      Statements of Operations for the Years Ended
      December 31, 1998, 1997 and 1996

      CBL & Associates Properties, Inc. Consolidated                 66
      Statements of Shareholders' Equity for the Years
      Ended December 31, 1998, 1997 and 1996

      CBL & Associates Properties, Inc. Consolidated                 67
      Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996

      Notes to Financial Statements                                  68


(2)   Financial Statement Schedules

      Schedule II Allowance For Credit Losses                        83

      Schedule III Real Estate and Accumulated Depreciation          84

      Schedule IV Mortgage Loans on Real Estate                      93


      Financial Statement Schedules not listed herein are either not required or are is not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in the Company's Consolidated Financial Statements in item 14 or are reported elsewhere.

(3)   Exhibits


Exhibit
Number                               Description
--------                             -----------

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

10.27 Promissory Note Agreement between St Clair Square Limited Partnership and Wells Fargo National Bank dated,
               December 11, 1996.(l)

10.28 Promissory Note Agreement between Lebcon Associates and Principal Mutual Life Insurance Company dated,
               March 18, 1997.(l)

10.29 Promissory Note Agreement between Westgate Mall Limited Partnership and Principal Mutual Life Insurance Company dated, February 16, 1997.(l)

10.30          Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal dated February 24, 1997.(l)

10.31 Amended and Restated Credit Agreement between the Operating Partnership and First Tennessee Bank etal dated
               July 29, 1997.(m)

10.32 Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated June 5, 1997 Effective April 1,1997.(m)

10.33 First Amendment to Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated November 11, 1997.(m)

10.34 Loan Agreement between Asheville LLC and Wells Fargo Bank N.A. dated February 17, 1998(m)

10.35          Loan Agreement between Burnsville Minnesota LLC and U.S.
               Bank National Association dated January 30, 1998(m)

10.36 Modification No. One to the Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited
               Partnership Dated March 31, 1997.(m)

10.37 Modification No. Two to the Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited
               Partnership Dated February 19, 1998.(m)

10.38          Loan agreement with South Trust Bank dated
               January 15 , 1998. (n)

10.39 Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc. Dated July 1, 1998.(o)

10.40          Second Amended and Restated Agreement of Limited
               Partnership of CBL & Associates Limited Partnership dated June 30, 1998 (p)

10.41 Amended and restated Loan Agreement between CBL & Associates Properties, Inc. and First Tennessee Bank National
               Association Dated June 12, 1998 (p)

10.42 First Amendment To Third Amended And Restated Credit Agreement and Third Amended And Restated Credit Agreement between CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, dated August 4, 1998 (p)

21             Subsidiaries of the Company

23             Consent of Arthur Andersen LLP

24             Power of Attorney

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

(m) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.


    A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(4) Reports on Form 8-K



    The outline from the Company's February 3, 1999 conference call with analysts regarding earnings (Item 5) was filed on February 3, 1999.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CBL & ASSOCIATES PROPERTIES, INC.
                                             (Registrant)

                                        By: /s/ Charles B. Lebovitz
                                            ------------------------
                                              Charles B. Lebovitz
                                              Chairman of the Board,
                                              and Chief Executive Officer

Dated: March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

/s/ Charles B. Lebovitz   Chairman of the Board, and Chief     March 30, 1999
-----------------------   Executive Officer (Principal
Charles B. Lebovitz       Executive Officer)


/s/ John N. Foy            Vice Chairman of the Board, Chief   March 30, 1999
-----------------------    Financial Officer and Treasurer
John N. Foy                (Principal Financial Officer and
                           Principal Accounting Officer)

/s/ Stephen D. Lebovitz*     Director, President and Secretary March 30, 1999
------------------------
Stephen D. Lebovitz


/s/ Claude M. Ballard*       Director                          March 30, 1999
------------------------
Claude M. Ballard


/s/ Leo Fields*              Director                          March 30, 1999
------------------------
Leo Fields


/s/ William J. Poorvu*       Director                          March 30, 1999
------------------------
William J. Poorvu


/s/ Winston W. Walker*       Director                          March 30, 1999
------------------------
Winston W. Walker


*By /s/ Charles B. Lebovitz  Attorney-in-Fact                  March 30, 1999
--------------------------
Charles B. Lebovitz

                    INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                              63

CBL & Associates Properties, Inc. Consolidated Balance
Sheets as of December 31, 1998 and 1997                               64

CBL & Associates Properties, Inc. Consolidated Statements
of Operations for the Years Ended December 31, 1998, 1997
and 1996                                                              65

CBL & Associates Properties, Inc. Consolidated Statements
of Shareholders' Equity for the Years Ended December 31,
1998, 1997 and 1996                                                   66

CBL & Associates Properties, Inc. Consolidated Statements
of Cash Flows for the Years Ended December 31, 1998, 1997
and 1996                                                              67


Notes to Financial Statements                                         68

     Schedule II Allowance For Credit Losses . . . . . .              83

     Schedule III Real Estate and Accumulated
     Depreciation  . . . . . . . . . . . . . . . . . . .              84

     Schedule IV  Mortgage Loans on Real Estate. . . . .              93

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of CBL & Associates Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of CBL & ASSOCIATES PROPERTIES, INC. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 3, 1999

          CBL & Associates Properties, Inc. Consolidated Balance Sheets
                 (In thousands, except share and per share data)
                                                                December 31,
                                                            1998          1997
                                                        ------------  ------------
ASSETS
REAL ESTATE ASSETS:
  Land                                                  $    265,521  $   164,895
  Building and improvements                                1,609,831    1,019,283
                                                        ------------  ------------
                                                           1,875,352    1,184,178
      Less:  Accumulated depreciation                       (177,055)    (145,641)
                                                        ------------  ------------
                                                           1,698,297     1,038,537
  Developments in progress                                   107,491       103,787
                                                        ------------  ------------
      Net investment in real estate assets                 1,805,788     1,142,324

CASH AND CASH EQUIVALENTS                                      5,827         3,124
CASH IN ESCROW                                                     -        66,108
RECEIVABLES:
  Tenant, net of allowance for doubtful accounts
    of $1,950 in 1998 and $1,300 in 1997                      17,337        12,891
  Other                                                        2,076         1,121
MORTGAGE NOTES RECEIVABLE                                      9,118        11,678
OTHER ASSETS                                                  15,201         7,779
                                                        ------------  ------------
                                                        $  1,855,347  $  1,245,025
                                                        ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE AND OTHER NOTES PAYABLE                        $  1,208,204  $    741,413
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                      62,466        41,978
                                                        ------------  ------------
  Total liabilities                                        1,270,670       783,391
                                                        ------------  ------------
DISTRIBUTIONS AND LOSSES IN EXCESS OF
  INVESTMENT IN UNCONSOLIDATED AFFILIATES                        855         6,884
                                                        ------------  ------------
MINORITY INTEREST                                            168,040       123,897
                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 13)
SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value 5,000,000 shares
    authorized 2,875,000 issued and outstanding in
    1998 and none in 1997 (Note 1)                                29             -
  Common stock, $.01 par value, 95,000,000 shares
    authorized, 24,590,936 and 24,063,963 shares
    issued and outstanding in 1998 and 1997,
  respectively                                                   246           241
  Excess stock, $.01 par value, 100,000,000 shares
    authorized, none issued                                        -             -
  Additional paid-in capital                                 452,252       359,541
  Accumulated deficit                                        (36,235)      (28,433)
  Deferred compensation                                         (510)         (496)
                                                        ------------  ------------
    Total shareholders' equity                               415,782       330,853
                                                        ------------  ------------
                                                        $  1,855,347  $  1,245,025
                                                        ============  ============

The accompanying notes are an integral part of these balance sheets.

     CBL & Associates Properties, Inc. Consolidated Statements of Operations
                 (In thousands, except per share data)


                                                         Year Ended December 31,
                                               -----------------------------------------
                                                 1998             1997            1996
                                               ---------        --------        --------
REVENUES:
Rentals:
Minimum                                         $166,630        $115,640         $93,217
Percentage                                         4,751           3,660           2,724
Other                                              4,007           1,949           1,758
Tenant reimbursements                             73,837          51,302          42,447
Management, development and leasing fees           2,711           2,378           2,384
Interest and other                                 2,704           2,675           4,275
                                               ---------        --------        --------
   Total revenues                                254,640         177,604         146,805
                                               ---------        --------        --------
EXPENSES:

Property operating                                41,942          30,585          24,232
Depreciation and amortization                     43,547          32,308          25,439
Real estate taxes                                 23,360          14,859          11,587
Maintenance and repairs                           14,860          10,239           8,957
General and administrative                        11,841           9,049           8,467
Interest                                          67,329          37,830          31,684
Other                                                122             330             646
                                               ---------        --------        --------
Total expenses                                   203,001         135,200         111,012
                                               ---------        --------        --------
INCOME FROM OPERATIONS                            51,639          42,404          35,793
GAIN ON SALES OF REAL ESTATE ASSETS                4,183           6,040          13,614
EQUITY IN EARNINGS OF UNCONSOLIDATED
AFFILIATES                                         2,379           1,916           1,831
MINORITY INTEREST IN EARNINGS:
  Operating partnership                          (16,258)        (13,819)        (15,468)
  Shopping center properties                        (645)           (508)           (527)
                                               ---------        --------        --------
INCOME BEFORE EXTRAORDINARY ITEM                  41,298          36,033          35,243
EXTRAORDINARY LOSS ON EXTINGUISHMENT
OF DEBT                                             (799)         (1,092)           (820)
                                               ---------        --------        --------
NET INCOME                                        40,499          34,941          34,423
PREFERRED DIVIDENDS                               (3,234)              -               -
                                               ---------        --------        --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS      $37,265         $34,941         $34,423
                                               =========        ========        ========
BASIC EARNINGS PER COMMON SHARE:
  Income before extraordinary item               $  1.58         $  1.51         $  1.69
  Extraordinary loss on extinguishment
  of debt                                          (0.03)          (0.05)          (0.04)
                                               ---------        --------        --------
  Net income                                     $  1.55         $  1.46         $  1.65
                                               =========        ========        ========
  Weighted average common shares
  outstanding                                     24,079          23,895          20,890
                                               =========        ========        ========
DILUTED EARNINGS PER COMMON SHARE:
  Income before extraordinary item               $  1.56         $  1.49         $  1.68
  Extraordinary loss on extinguishment
  of debt                                          (0.03)          (0.05)          (0.04)
                                               ---------        --------        --------
  Net income                                     $  1.53         $  1.45         $  1.64
                                               =========        ========        ========
  Weighted average shares and potential
  dilutive common shares outstanding              24,340          24,151          21,022
                                               =========        ========        ========

     The accompanying notes are an integral part of these statements.

CBL & Associates Properties Consolidated Statements of Shareholders' Equity
           (In thousands, except share and per share data)

                                                      Additional
                                Preferred   Common     Paid-in    Accumulated    Deferred
                                  Stock      Stock     Capital      Deficit    Compensation    Total
                                ---------  ---------  ----------  -----------  ------------  ---------

BALANCE, December 31, 1995      $      -     $208       $291,182    $(20,142)     $(356)      $270,892
  Net income                           -        -              -      34,423          -         34,423
  Dividends, $1.68 per
  common share                         -        -              -     (35,136)         -        (35,136)
  Issuance of 34,891 shares
  of common stock                      -        1            804           -       (347)           458
  Exercise of stock options            -        1          1,838           -          -          1,839
  Amortization of deferred
  compensation                         -        -              -           -        328            328
                                ---------  ---------  ----------  -----------  ------------  ---------
BALANCE, December 31, 1996             -      210        293,824     (20,855)      (375)       272,804
  Net income                           -        -              -      34,941          -         34,941
  Dividends, $1.77 per
  common share                         -        -              -     (42,519)         -        (42,519)
  Issuance of 42,573 shares
  of common stock                      -        -          1,047           -       (459)           588
  Issuance of 3,000,000 shares
  of common stock through a
  public offering                      -       30         74,242           -          -         74,272
  Minority interest in Operating
    Partnership                        -        -        (10,680)          -          -        (10,680)
  Exercise of stock options            -        1          1,108           -          -          1,109
  Amortization of deferred
  compensation                         -        -              -           -        338            338
                                ---------  ---------  ----------  -----------  ------------  ---------
BALANCE, December 31, 1997             -      241        359,541      28,433)      (496)       330,853

  Net income                           -        -              -      40,499          -         40,499
  Dividends, $1.86 per common
  share                                -        -              -     (45,067)         -        (45,067)
  Dividends, $2.25 per
    preferred share                    -        -              -      (3,234)         -         (3,234)
  Issuance of 439,623 shares
    of common stock                    -        4          6,726           -       (649)         6,081
  Issuance of 2,875,000 shares
    of preferred stock through a
    public offering                   29        -         69,758           -          -         69,787
  Minority interest in
    Operating Partnership              -        -         14,436           -          -         14,436
  Exercise of stock options            -        1          1,791           -          -          1,792
  Amortization of deferred
    compensation                       -        -              -           -        635            635
                                ---------  ---------  ----------  -----------  ------------  ---------
BALANCE, December 31, 1998           $29     $246       $452,252    $(36,235)     $(510)      $415,782
                                =========  =========  ==========  ===========  ============  =========

The accompanying notes are an integral part of these statements.

   CBL & Associates Properties, Inc. Consolidated Statements of Cash Flows
                              (In thousands)


                                                        Year Ended December 31,
                                                  1998           1997            1996
                                                --------       --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $40,499         $34,941         $34,423
Adjustments to reconcile net income to net
cash provided by operating activities:
  Minority investors' interest in earnings       16,903          14,327          15,995
  Depreciation                                   36,948          29,091          24,036
  Amortization                                    7,774           3,934           2,677
  Extraordinary loss on extinguishment
     of debt                                        799           1,092             820
  Gain on sales of real estate assets            (4,183)         (6,040)        (13,614)
  Equity in earnings of unconsolidated
     affiliates                                  (2,379)         (1,916)         (1,831)
  Issuance of stock under incentive plan            287             331             146
  Amortization of deferred compensation             635             338             328
  Write-off of development projects                 122             330             646
  Distributions from unconsolidated
     affiliates                                   3,862           2,192           3,398
  Distributions to minority investors           (18,543)        (16,868)        (15,874)
  Changes in assets and liabilities:
      Tenant and other receivables               (4,395)         (1,639)         (1,051)
      Other assets                               (4,275)           (330)           (487)
      Accounts payable and accrued
         liabilities                             15,069           1,069           5,177
                                                --------       --------         --------
           Net cash provided by operating
           activities                            89,123          60,852          54,789
                                                --------       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to real estate assets                (110,991)       (139,746)       (141,842)
Acquisitions of real estate assets             (503,820)        (36,429)       (103,464)
Capitalized interest                             (5,175)         (9,218)         (6,978)
Other capital expenditures                      (21,652)        (15,681)         (9,538)
Deposits in escrow                               66,108         (66,108)              -
Proceeds from sales of real estate
  assets                                          9,596          19,341          47,968
Additions to mortgage notes receivable           (1,619)         (3,461)         (3,697)
Payments received on mortgage notes
   receivable                                     3,403           6,771           3,193
Additional investments in and advances
   to unconsolidated affiliates                  (5,012)           (491)         (2,566)
Additions to other assets                        (2,170)           (862)         (1,092)
                                                --------       --------         --------
     Net cash used in investing activities     (571,332)       (245,884)       (218,016)
                                                --------       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other
   notes payable                                642,788         316,813         309,494
Principal payments on mortgage and
   other notes payable                         (175,997)       (165,694)       (111,953)
Additions to deferred financing costs            (2,665)         (1,174)         (1,173)
Refunds of financing costs                            -               -             721
Proceeds from issuance of common stock              334          74,530             178
Proceeds from issuance of preferred stock        69,855               -               -
Purchase of minority interest                    (3,012)              -               -
Proceeds from exercise of stock options           1,792           1,109           1,839
Prepayment penalties on extinguishment
   of debt                                         (676)         (1,049)              -
Dividends paid                                  (47,507)        (40,677)        (34,610)
                                                --------       --------         --------
    Net cash provided by financing activities   484,912         183,858         164,496
                                                --------       --------         --------
NET CHANGE IN CASH AND CASH EQUIVALENTS           2,703          (1,174)          1,269
CASH AND CASH EQUIVALENTS, beginning of period    3,124           4,298           3,029
                                                --------       --------         --------
CASH AND CASH EQUIVALENTS, end of period         $5,827          $3,124          $4,298
                                                ========       ========         ========
SUPPLEMENTAL INFORMATION:
  Cash paid during the period for
  interest, net of amounts capitalized          $67,599         $37,791         $30,587
                                                ========       ========         ========

     The accompanying notes are an integral part of these statements.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION

     CBL & Associates Properties, Inc. (the "Company"), a Delaware corporation, is engaged in the development, acquisition and operation of regional shopping malls and community centers, primarily in the southeast and select markets in northeast and midwest regions of the United States. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc., which are the sole general partner and majority owner of the Operating Partnership respectively. As a result, the Company conducts its business through the Operating Partnership, which at December 31, 1998, owns controlling interests in a portfolio of properties consisting of twenty-four regional malls, thirteen associated centers, each of which is part of a regional shopping mall complex, two power centers, eighty community centers and one office building. Additionally, the Operating Partnership owns noncontrolling interests in four regional malls and one associated center. The Operating Partnership has one mall, one associated center, one power center and two community centers currently under construction and has options to acquire certain development properties owned by third parties. At December 31, 1998, CBL Holdings I, Inc. owned a 2.6% general partnership interest and CBL
Holdings II, Inc. owned a 65.1% limited partnership interest in the Operating Partnership for a combined interest held by the Company of 67.7%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL") who contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partnership interests in connection with the formation of the Operating Partnership in November 1993. At December 31, 1998, CBL owns a 25.8% limited partnership interest in the Operating Partnership (Note 9).

     In January 1997, the Company completed a spot offering of 3,000,000 shares of its common stock at $26.125 per share. The net proceeds of $74.3 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs.

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (the "Series
A Preferred Stock") at a price to the public of $25.00 per share, including 715,875 shares purchased by an affiliate of Wells Fargo Bank. The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs. The dividends on the Series A Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears commencing on September 30, 1998 at a rate of $2.25 per share per annum. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to July 1, 2003. On or after July 1,2003 the Company may redeem the Series A Preferred Stock, in whole or in part, at any time for a cash redemption price of $25.00 per share, plus dividends accrued and unpaid.

     To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code"), the Operating Partnership carries out the Company's property management and development activities through CBL & Associates Management, Inc. (the "Management Company"). The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company, with CBL holding the remaining 95% of the common stock. Through the ownership of the preferred stock, the Operating Partnership receives substantially all of the cash flow, and therefore enjoys substantially all of the economic benefits of the Management Company's operations. Due to the Company's ability, as sole general partner, to control the Operating Partnership and Operating Partnership's rights to substantially all of the economic benefits of the Management Company, the accounts of each entity are included in the accompanying consolidated financial statements. The Company, the Operating Partnership and the Management Company are referred to collectively as the "Company".

     All significant intercompany balances and transactions have been eliminated in the consolidated presentation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets

     Costs directly related to the development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest costs incurred during the development and construction period are capitalized.

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

Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value. Management believes that no material impairment existed at December 31, 1998, and accordingly, no loss was recognized.

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

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets are recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the property.

Income Taxes

     The Company is qualified as a real estate investment trust under
Section 856 through 860 of the Code and applicable treasury regulations.
In order to maintain qualification as a real estate investment trust, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the Company will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification for taxation as a real estate investment trust, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. State income taxes were not significant in 1998, 1997 and 1996.

Derivative Financial Instruments

     Interest rate cap and swap agreements, which are principally used by the Company in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under interest rate cap and swap agreements are recorded in interest expense in the period in which they accrue. See Note 7 for additional information.

Concentration of Credit Risk

     The Company's tenants consist of national, regional and local retailers. Financial instruments which subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of tenants.

Earnings Per Common Share

     Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (Note 9). The difference in basic and diluted EPS was due to the assumed conversion of outstanding stock options and restricted stock resulting in 261,000, 256,000 and 132,000 potential dilutive common shares in 1998, 1997 and 1996, respectively. All prior period EPS data have been restated.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 11 for the required disclosures.

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


3.       UNCONSOLIDATED AFFILIATES

The Company has investments in five partnerships and joint ventures, all of which are reflected on the equity method of accounting in the accompanying consolidated financial statements and consist of the following at December 31, 1998:

Partnership                        Property Name         Company's Interest

Governor's Square IB               Governor's Plaza             49.0%
Governor's Square Company          Governor's Square            47.5%
Madison Square Associates, Ltd.    Madison Square               50.0%
Mall Shopping Center Company       Plaza del Sol                50.6%
Parkway Place L.P.                 Parkway City Mall            50.0%

Condensed combined financial statement information of the partnerships and joint ventures is presented as follows (in thousands):

                                                       December 31,
                                                -------------------------
                                                  1998            1997
                                                ---------       ---------
ASSETS:
    Net investment in real estate assets        $  72,962       $  62,624
    Other assets                                    4,041           3,002
                                                ---------       ---------
         Total assets                              77,003          65,626
                                                =========       =========
LIABILITIES:
    Mortgage notes payable                         85,568          87,192
    Other liabilities                               1,636           1,204
                                                ---------       ---------
         Total liabilities                         87,204          88,396
                                                =========       =========
OWNERS' DEFICIT:
    Company                                          (855)         (6,884)
    Other investors                                (9,346)        (15,886)
                                                ---------       ---------
         Total owners' deficit                    (10,201)        (22,770)
                                                ---------       ---------
         Total liabilities and owners' deficit  $  77,003       $  65,626
                                                =========       =========

                                                        Year Ended December 31,
                                                ----------------------------------------
                                                  1998            1997            1996
                                                ---------       ---------       --------

Revenues                                        $  22,530       $  21,684       $  1,014
Depreciation expense                                2,913           2,724          2,592
Other operating expenses                           14,784          15,066         14,668
                                                ---------       ---------       --------
Operating income                                    4,833           3,894          3,754
Gain on sales of real estate assets                     -               -              1
                                                ---------       ---------       --------
Income before extraordinary item                    4,833           3,894          3,755
Extraordinary loss on extinguishment of debt            -               -         (1,727)
                                                ---------       ---------       --------
      Net income                                $   4,833       $   3,894       $  2,028
                                                =========       =========       ========
Company's share of:
Income before extraordinary item                $   2,379       $   1,916       $  1,831
Extraordinary loss on extinguishment of debt            -               -           (820)
                                                ---------       ---------       --------
      Net income                                $   2,379       $   1,916       $  1,011
                                                =========       =========       ========


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

     4.   MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consist of the following at December 31, 1998 and 1997 (in thousands):

                                    1998            1997
                                ------------    ------------
        Permanent loans         $  1,017,038    $    527,558
        Construction loans            40,286         100,321
        Lines of credit              150,880         113,534
                                ------------    ------------
                                $  1,208,204    $    741,413
                                ============    ============

Permanent Loans

     Permanent loans consist of loans secured by properties held by the Company at December 31, 1998 with an asset carrying amount of $1,453,829,000. At December 31, 1998, permanent loans totaling $700,288,000 bear interest at fixed rates ranging from 6.65% to 10.625%. Permanent loans totaling $316,750,000 bear interest at variable interest rates indexed to the prime lending rate or LIBOR rate (5.23% to 6.87% at December 31, 1998). Permanent loans mature at various dates from 1999 through 2016. Extraordinary loss on extinguishment of debt consists of prepayment penalties on extinguishment of debt before maturity and the write off of related unamortized deferred financing costs.

Construction Loans

     At December 31, 1998, the Company had construction loans on three properties. The total commitment under the construction loans is $103,643,000, of which $40,286,000 is outstanding at December 31, 1998. The construction loans mature in 2000 and 2001 (extension options are available on loans maturing in 2000) and bear interest at variable interest rates indexed to the prime lending rate or LIBOR rate (6.34% to 6.87% at December 31, 1998).

Lines of Credit

     The Company maintains line of credit agreements with banks for construction, acquisition and working capital purposes. At December 31, 1998, the Company has $230,000,000 available under its line of credit agreements, of which $150,880,000 is outstanding. The lines expire at various dates through 2001 and bear interest at variable rates indexed to the prime lending rate or LIBOR rate (weighted average interest rate 6.42% at December 31, 1998). At December 31, 1998, outstanding letters of credit issued under the line of credit agreements, not reflected in the accompanying consolidated balance sheet, total approximately $1,178,000. The line of credit agreements contain, among other restrictions, certain restrictive covenants including the maintenance of certain coverage ratios and a minimum net worth and limitations on distributions.

Debt Maturities

     As of December 31, 1998, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows (in thousands):


        1999              $     165,668
        2000                    263,933
        2001                    131,784
        2002                     78,631
        2003                     17,561
        Thereafter              550,627
                          -------------
                          $   1,208,204
                          =============

5.       MORTGAGE NOTES RECEIVABLE

     Substantially all mortgage notes receivable are collateralized by wrap-around mortgages which are first mortgages on the underlying real estate and related improvements. Interest rates on these notes range from 8.75% to 11.0% at December 31, 1998.

6.       MINIMUM RENTS

     Tenant leases are usually for five to twenty year periods and generally provide for renewals and annual rentals which are subject to upward adjustments based on tenant sales volume. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 1998, as follows (in thousands):


        1999              $     178,872
        2000                    164,166
        2001                    153,385
        2002                    137,359
        2003                    124,908
                          -------------
        Thereafter        $     628,086
                          =============


     No single tenant collectively accounts for more than 10% of the Company's total revenue.

7.       DERIVATIVE FINANCIAL INSTRUMENTS

     The  Company  has  only  limited  involvement  with  derivative   financial
instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks.

     Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed-upon notional amount. Under these agreements, the Company receives interest payments at a rate equal to LIBOR (5.63% at December 31, 1998) and pays interest at fixed rates shown below.

     The Company has the following interest rate swaps in place at December 31, 1998, totaling $314 million:

                       Fixed
Notional Amount        LIBOR            Effective       Expiration
(in millions)        Component            Date             Date
---------------      ---------          ---------       ----------
$65                     5.72%           01/05/98        01/07/2000

 81                     5.54%           02/04/98        02/04/2000

 50                     5.52%           06/11/98        06/12/2001

 38                     5.73%           06/26/98        06/30/2001

 80                     5.49%           08/27/98        09/01/2001

     The Company has two $100 million interest rate caps on LIBOR based variable rate debt, one at 7.0% for 1998 and one at 7.5% for 1999.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

     The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, cash in escrow, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The carrying value of mortgage and other notes payable, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value at December 31, 1998 and 1997. The fair value of the interest rate swap and cap agreements, which represents the cash requirement if the existing agreements had been settled at year end, was not significant at December 31, 1998 and 1997.

9.       CONVERSION RIGHTS

     Pursuant to the Operating Partnership agreement, the limited partners were granted rights to convert their limited partnership interests in the Operating Partnership into shares of common stock, subject to certain limits, and to sell to the Company after November 3, 1996 part or all of their limited partnership interest in the Operating Partnership in exchange for shares of common stock or their cash equivalent at the Company's election, as defined.

     The Operating Partnership purchased properties from CBL in exchange for 63,904 and 67,850 limited partnership units in the Operating Partnership during 1998 and 1997, respectively. During 1998, the Operating Partnership issued 2,749,888 limited partnership units in the Operating Partnership valued at $68.3 million to third parties in exchange for seven properties.

     In July 1998, the Company purchased 122,008 limited partnership units valued at $3.0 million from a former executive and minority limited partner in the Operating Partnership. Also during 1998, a third party converted 388,022 limited partnership units to common stock.

     At December 31, 1998 and 1997, there remained outstanding rights to convert CBL's minority interest in the Operating Partnership to 9,417,752 and 9,475,875 shares of common stock, respectively. At December 31, 1998, there remained outstanding rights to convert third party minority interests in the Operating Partnership to 2,361,866 shares of common stock.

10.      401(K) PROFIT SHARING PLAN

     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution which does not exceed 2.5% of such participant's compensation for the plan year.
Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were not significant for 1998, 1997, and 1996.

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

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized for stock options granted as all employee options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Sholes option pricing model and the following weighted average assumptions for 1998, 1997 and 1996, respectively:

                               1998            1997            1996
                            ---------       ---------       ---------
Risk-free interest rate         5.90%           6.73%           6.53%

Dividend yield                  8.09%           7.87%           7.64%

Expected volatility            16.00%          16.00%          16.00%

Expected life               7.2 years       7.0 years       6.5 years


     Using these assumptions, the fair value of the employee stock options granted in 1998, 1997 and 1996 is $468,000, $860,000 and $965,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income and net income per share would have been as follows for the years ended December 31, 1998, 1997, and 1996, respectively:

                                          1998            1997            1996
                                        ---------       ---------       ---------
Net income available to common
     shareholders (in thousands):
    As reported                         $  37,265       $  34,941       $  34,423
    Pro forma                              36,692          34,442          34,117

Net income per share:
    Basic as reported                   $    1.55       $    1.46       $    1.65
    Pro forma basic                          1.52            1.44            1.63

    Diluted as reported                      1.53            1.45            1.64
    Pro forma diluted                        1.51            1.43            1.62


     The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     A summary of the Company's stock option activity for 1998, 1997, and 1996 is as follows:

                                    Weighted-
                                     Average
                                     Shares                Option Price           Exercise Price
                                   ----------           -------------------       --------------
Outstanding at December 31, 1995     910,400            $19.5625 - $21.6250            19.61
                Granted              582,000            $20.5000 - $25.6250            20.52
                Exercised           (93,800)            $19.5625 - $21.6250            19.60
                                   ----------
Outstanding at December 31, 1996   1,398,600            $19.5625 - $25.6250            19.99
                Granted              539,000                  $23.6250                 23.63
                Exercised            (55,600)           $19.5625 - $20.5000            19.95
                Lapsed              (190,400)           $19.5625 - $23.6250            20.26
                                   ----------
Outstanding at December 31, 1997   1,691,600            $19.5625 - $25.6250            19.99
                Granted              319,000            $24.0940 - $25.5938            24.10
                Exercised            (87,350)           $19.5625 - $25.6250            20.52
                                   ----------
Outstanding at December 31, 1998   1,923,250            $19.5625 - $25.6250           $21.64
                                   =========

     The weighted-average fair value of options granted during 1998, 1997, and 1996 was $1.49, $1.84 and $1.66, respectively.

     Shares subject to options outstanding at December 31, 1998 have a weighted-average remaining contractual life of 7.5 years. Of the options outstanding at December 31, 1998, 653,450 are currently exercisable with a weighted- average exercise price of $20.35 per share.

     Under the Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the Plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined.

     During 1998, the Company issued 37,333 shares of common stock under the Plan with a weighted-average grant-date fair value of $25.19 per share, of which 10,789 shares of common stock were immediately vested. The remaining 26,544 shares of common stock vest at various dates from 1999 to 2003.

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

     The Management Company provides management and leasing services to affiliated partnerships and joint ventures not controlled by the Company. Revenue recognized for these services amounted to $1,034,000 in 1998, $837,000 in 1997, and $1,537,000 in 1996.

     A company that provides security, maintenance, cleaning services and background music for certain of the real estate properties was majority owned by officers of the Company during a portion of 1997. The company was sold to an independent third party in 1997. Expenses related to these services were not significant in 1997 and 1996.

     An insurance agency that has served as agent with respect to the placing of insurance on certain of the real estate properties was majority owned by certain employees of the Management Company at December 31, 1996. Total insurance premiums paid by the Company to the related insurance agency were $2,229,000 in 1996. Due to a change in insurance agent, no premiums were paid in 1998 or 1997 to this agency.

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

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of four community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999 and 2000, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project before the Company has to fund their equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. The outstanding amount of standby purchase agreements at December 31, 1998 is $116.4 million.

14.      DIVIDENDS

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                          Year Ended December 31,
                                      ----------------------------------
                                        1998         1997         1996
                                      --------     --------     --------

Dividends per common share            $   1.86     $   1.77     $   1.68

ALLOCATIONS
    Ordinary income                      86.86%       81.54%       89.67%

    Capital gain 20%                      0.30%        0.00%        0.00%

    Capital gain 25%                      0.30%        0.00%        0.00%

    Capital gain 28%                      0.00%        0.04%        8.93%

    Return of capital                    12.54%       18.42%        1.40%
                                      --------     --------     --------
        Total                           100.00%      100.00%      100.00%
                                      ========     ========     ========

         15.      SEGMENT INFORMATION

     Management of the Company measures performance and allocates resources according to property type, which are determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rent income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

YEAR ENDED DECEMBER 31, 1998               Mall         Associated        Community
                                        Properties      Properties        Properties       All Other            Total
                                      --------------- ---------------  ---------------- -----------------  ---------------
Revenues                              $       185,305 $        10,063  $         53,890 $           5,382  $       254,640
Property operating expenses (1)               (66,250)         (1,870)          (10,740)           (1,302)         (80,162)
Interest expense                              (49,616)         (1,771)          (11,957)           (3,985)         (67,329)
Gain on sales of real estate assets                42               -               151             3,990            4,183
                                      --------------- ---------------  ---------------- -----------------  ---------------
Segment profit and loss               $        69,481 $         6,422  $         31,344 $           4,085          111,332
                                      =============== ===============  ================ =================
Depreciation and amortization                                                                                      (43,547)
General and administrative and other                                                                               (11,963)
Equity in earnings and minority
 interest adjustment                                                                                               (14,524)
                                      --------------- ---------------  ---------------- -----------------  ---------------
Income before extraordinary                                                                                $        41,298
 item                                                                                                      ===============
Total assets                          $     1,249,204 $        81,570  $        412,228 $         112,345  $     1,855,347
Capital expenditures                  $       577,492 $        21,193  $         33,695 $          62,498  $       694,878


YEAR ENDED DECEMBER 31, 1997                Mall         Associated        Community
                                        Properties      Properties        Properties       All Other            Total
                                      --------------- ---------------  ---------------- -----------------  ---------------
Revenues                              $       122,450 $         7,170  $         43,509 $           4,475  $       177,604
Property operating expenses (1)               (43,924)         (1,389)           (9,336)           (1,034)         (55,683)
Interest Expense                              (30,550)         (1,070)           (8,679)            2,469          (37,830)
Gain on sales of real estate assets                 4               -             2,347             3,689            6,040
                                      --------------- ---------------  ---------------- -----------------  ---------------
Segment profit or loss                $        47,980 $         4,711  $         27,841 $           9,599           90,131
                                      =============== ===============  ================ =================
Depreciation and amortization                                                                                      (32,308)
General and administrative and other                                                                                (9,379)
Equity in earnings and minority interest
 interest adjustment
                                                                                                                   (12,411)
                                                                                                           ---------------
Income before extraordinary                                                                                $        36,033
 item                                                                                                      ===============
Total assets                          $       747,215 $        61,298  $        385,644 $          50,868  $     1,245,025
Capital expenditures                  $        70,937 $        14,253  $         78,012 $          22,967  $       186,169



YEAR ENDED DECEMBER 31, 1996               Mall         Associated        Community
                                        Properties      Properties        Properties       All Other            Total
                                      --------------- ---------------  ---------------- -----------------  ---------------
Revenues                              $        99,153 $         5,377  $         35,861 $           6,414  $       146,805
Property operating expenses (1)               (35,473)         (1,030)           (7,144)           (1,129)         (44,776)
Interest                                      (22,058)         (1,325)           (9,215)              914          (31,684)
Gain on sales of real estate assets               169             327            11,820             1,298           13,614
                                      --------------- ---------------  ---------------- -----------------  ---------------
Segment profit and loss               $        41,791 $         3,349  $         31,322 $           7,497           83,959
                                      =============== ===============  ================ =================
Depreciation and amortization                                                                                      (25,439)
General and administrative and other                                                                                (9,113)
Equity in earnings and minority
 interest adjustment                                                                                               (14,164)
                                                                                                           ---------------
Income before extraordinary                                                                                $        35,243
 item                                                                                                      ===============
Total assets                          $       628,032 $        47,583  $        310,612 $          39,698  $     1,025,925
Capital expenditures                  $       163,021 $         8,774  $         72,728 $           8,517  $       253,040

(1) Property operating includes property operating, real estate taxes and maintenance and repairs.

16.      OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows (in thousands):

                                                                                             December 31,
                                                                                 -------------------------------------
                                                                                        1998               1997
ASSETS:                                                                          ------------------ ------------------
    Net investment in real estate assets                                         $        1,805,788 $        1,142,324
    Other assets                                                                             49,219            102,578
        Total assets                                                             $        1,855,007 $        1,244,902
LIABILITIES:                                                                     ------------------ ------------------
    Mortgage and other notes payable                                             $        1,208,204 $          741,413
    Other liabilities                                                                        51,031             31,318
        Total liabilities                                                                 1,259,235            772,731
Distributions and losses in excess of investment in unconsolidated affiliates                   799              6,884
Minority interest                                                                               489                310
OWNERS' EQUITY                                                                              594,484            464,977
        Total liabilities and owners' equity                                     $        1,855,007 $        1,244,902
                                                                                 ================== ==================

                                                                               Year Ended December 31,
                                                               --------------------------------------------------------
                                                                      1998               1997               1996
                                                               ------------------ ------------------ ------------------
Revenues                                                       $          254,640 $          177,604 $          146,805
Depreciation expense                                                       43,547             32,308             25,439
Other operating expenses                                                  159,101            102,495             85,166
                                                               ------------------ ------------------ ------------------
Operating income                                                           51,992             42,801             36,200
Gain on sales of real estate assets                                         4,183              6,040             13,614
Equity in earnings of unconsolidated affiliates                             2,379              1,916              1,831
Minority investors' interest                                                 (645)              (508)              (527)
                                                               ------------------ ------------------ ------------------
Income before extraordinary item                                           57,909             50,249             51,118
Extraordinary loss on extinguishment of debt                                 (799)            (1,092)              (820)
                                                               ------------------ ------------------ ------------------
        Net income                                             $           57,110 $           49,157 $           50,298
                                                               ================== ================== ==================

17.     RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial information to conform with the 1998 presentation.


18.      QUARTERLY INFORMATION (UNAUDITED)
         (in thousands, except per share amounts)

                                                   First         Second           Third          Fourth
                                                 Quarter        Quarter         Quarter         Quarter        Total(1)
1998                                     --------------- --------------  --------------  -------------- ---------------
---------------------------------------
Total revenues                           $        55,056 $       57,399  $       67,713  $       74,472 $       254,640
Income from operations                            12,313         11,839          12,677          14,810          51,639
Income before extraordinary item                  10,599          9,148           9,996          11,555          41,298
Net income available to common
   shareholders                                   10,599          9,148           7,703           9,815          37,265
Basic per share data

   Net income before extraordinary item  $          0.44 $         0.38  $         0.35  $         0.41 $          1.58
   Net income                            $          0.44 $         0.38  $         0.32  $         0.41 $          1.55
Diluted per share data                                                                                |
                                         $          0.44 $         0.38  $         0.34           $0.41 $          1.56
   Net income before extraordinary item
   Net income                            $          0.44 $         0.38  $         0.32  $         0.40 $          1.54


1997
---------------------------------------
Total revenues                           $        41,242 $       42,458  $       43,243  $       50,661 $       177,604
Income from operations                             9,573          9,789          10,706          12,336          42,404
Income before extraordinary item                   9,476          7,608           8,487          10,462          36,033
Net income available to common
   shareholders                                    8,980          7,607           8,055          10,299          34,941
Basic per share data

   Net income before extraordinary item  $          0.40 $         0.32  $         0.35  $         0.43 $          1.51
   Net income                            $          0.38 $         0.32  $         0.33  $         0.43 $          1.46
Diluted per share data

   Net income before extraordinary item  $          0.40 $         0.31  $         0.35  $         0.43 $          1.49
   Net income                            $          0.38 $         0.31  $         0.33  $         0.42 $          1.44

(1) The sum of quarterly earnings per share amounts may differ from annual earnings per share.



             Schedule II Allowance for Credit Losses (in thousands)


                                              Balance of       Provision       Bad Debts        Balance of
                                             Allowance at      For Credit   Charged Against    Allowance at
Year Ended December 31,                   Beginning of Year      Losses         Allowance       End of Year
-------------------------------------     -----------------   -----------   ---------------    -------------
1996....................................  $        0        $     812       $   (362)            $    450
1997....................................         450            1,027           (177)               1,300
1998....................................       1,300              941           (291)               1,950

CBL & ASSOCIATES PROPERTIES, INC.                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1998
(Dollars in Thousands)
                                                          Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
 MALLS
Asheville Mall        $  51,000  $  7,139    $  58,747    $      --  $  7,139    $  58,747   $  65,886     $  1,541       1998
  Asheville, NC
Georgia Square  (E)          --     2,982       31,071         5,025    2,959       36,119      39,078        7,995       1982
  Athens, Ga
Burnsville Center        60,750    12,804       69,167           --    12,804       69,167      81,971        1,602       1998
  Burnsville,  MN
Hamilton  Place          72,938     2,880       42,211        21,400    2,932       63,559      66,491       14,238  1986-1987
  Chattanooga, Tn
Frontier Mall             5,616     2,681       15,858         7,382    2,681       23,240      25,921        5,162  1984-1985
  Cheyenne, Wy
Post Oak Mall (E)            --     3,936       48,948        (8,024)   3,936       40,924      44,860        6,836  1984-1985
  College Station, TX
Walnut Square (E)         1,244        50       15,138         4,631       50       19,769      19,819        8,105  1984-1985
  Dalton,Ga
St. Clair Square         66,000    11,028       75,581         3,144   11,027       78,726      89,753        4,090       1996
  Fairview Heights, Il
Turtle Creek Mall        33,858     2,345       26,418         7,241    3,535       32,469      36,004        5,190  1993-1995
  Hattiesburg, Ms
Oak Hollow Mall          51,597     4,344       52,904         2,721    4,344       55,625      59,969        6,181  1994-1995
  High Point, Nc
Janesville Mall          16,959     8,074       26,009            --    8,074       26,009      34,083          371       1998
  Janesville,  WI
Meridian Mall            80,000       529      103,678            --      529      103,678     104,207          865       1998
  Lansing,  MI
Twin Peaks  (E)              --     1,873       22,022        14,886    1,828       36,953      38,781        9,925       1984
  Longmont,Co
Foothills Mall               --     4,537       15,226         5,669    4,536       20,896      25,432        2,106       1996
  Maryville, Tn
Foothills JCP  (E)           --        --        2,650            --       --        2,650       2,650          950       1983
  Maryville, Tn
Bonita Lakes Mall        31,823     4,924       31,933         3,896    4,924       35,829      40,753        1,590       1997
  Meridian, MS
Springdale Mall          21,950    19,538        6,676         3,242   19,538        9,918      29,456          223       1997
  Mobile, AL
College Square           16,064     2,954       17,787         3,945    2,927       21,759      24,686        5,836  1987-1988
  Morristown,Tn
                                                         Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Coolsprings Galleria     66,998    13,527       86,755        20,876   14,277      106,881     121,158       17,077  1989-1991
  Nashville, Tn
Hickory Hollow Mall      96,155    13,813      111,431            --   13,813      111,431     125,244        1,408       1998
  Nashville,  TN
Pemberton Square             --     1,191       14,305         4,155      581       19,070      19,651        5,453       1986
  Vicksburg, Ms
Rivergate Mall           77,712    17,896       86,767            --   17,896       86,767     104,663        1,184       1998
  Nashville,  TN
Lakeshore Mall               --     1,443       28,819           608    1,274       29,596      30,870        5,163  1991-1992
  Sebring, Fl
Westgate Mall            49,651     2,150       23,257        35,001    2,150       58,258      60,408        4,969       1995
  Spartanburg, Sc
Stroud Mall              32,550    14,711       23,936            --   14,711       23,936      38,647          400       1998
  Stroudsburg,  PA
 ASSOCIATED CENTERS
General Cinema              266       100        1,082            14      100        1,096       1,196          520       1984
  Athens, Ga
Hamilton Corner           3,353       960        3,670           405      734        4,301       5,035          987  1986-1987
  Chattanooga, Tn
Hamilton Place Outpa         --       322          408            --      322          408         730            2       1998
  Chattanooga, Tn
Hamilton Crossing            --     4,014        5,906          (804)   2,644        6,472       9,116        1,525       1987
  Chattanooga, Tn
Frontier Square              --       346          684            78      260          848       1,108          238       1985
  Cheyenne, Wy
Madison Plaza             2,275       473        2,888           174      473        3,062       3,535          423       1984
  Hunstville, Al
Bonita Crossing           7,476       794        4,786         4,227      794        9,013       9,807          210       1997
  Meridian, Ms
Foothills Plaza Expa         --       137        1,960           178      148        2,127       2,275          541  1984-1988
  Maryville, Tn
Foothills Plaza  (E)         --       132        2,123           308      141        2,422       2,563          900  1984-1988
  Maryville, Tn
Coolsprings Xing  (E         --     2,803       14,985         1,007    2,804       15,991      18,795        2,425  1991-1993
  Nashville, Tn
Court at Hickory          4,476     3,314        2,761            --    3,314        2,761       6,075           34       1998
  Nashville,  TN
                                Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Village at Rivergate      3,671     2,641        2,808            --    2,641        2,808       5,449           37       1998
  Nashville,  TN
Westgate Crossing            --     1,082        3,422         1,407    1,082        4,829       5,911          218       1997
  Spartanburg, SC
Pemberton Plaza              --        --          662           896       --        1,558       1,558          256       1986
  Vicksburg, Ms
 COMMUNITY CENTERS
Northwoods Plaza          1,279       496        1,403            96      496        1,499       1,995          249       1995
  Albemarle, Nc
Bartow Plaza                 --       224        2,010           230      224        2,240       2,464          453       1989
  Bartow, Fl
Jean  Ribaut Kmart           --       317        2,065           678      340        2,720       3,060          460  1983-1984
  Beaufort, Sc
Jean Ribaut Square        3,977       505        4,007         1,357      505        5,364       5,869        1,554    1983
  Beaufort, Sc
Lady's Island  (E)           --       300        2,323           279      296        2,606       2,902          415       1992
  Beaufort, Sc
Sattler Square  (E)          --       792        4,155           230      705        4,472       5,177        1,060  1988-1989
  Big Rapids, Mi
Southgate Xing               --        --        1,002            12       --        1,014       1,014          309  1984-1985
  Bristol, Tn
Townshire Center             --        --           --            27       --           27          27            3       1997
  Bryan, TX
Cadillac, Mi                 --       555        3,009            43      501        3,106       3,607          688  1989-1990
  Cadillac, Mi
Devonshire Place             --       371        3,449         2,489      520        5,789       6,309          357  1995-1996
  Cary, Nc
Cedar Springs, Mi            --       206        1,845           121      206        1,966       2,172          483       1988
  Cedar Springs, Mi
Dorchester Xing              --       493        1,483           362      443        1,895       2,338          575       1985
  Charleston, Sc
Rhett @ Remount              --        67        1,877           854       67        2,731       2,798          696       1992
  Charleston, Sc
Fifty Eight Xing          1,107       839        2,360           (51)     743        2,405       3,148          618       1988
  Chattanooga, Tn
Park Place                1,608        --        3,590           784      231        4,143       4,374        1,421       1984
  Chattanooga, Tn
                                                          Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Perimeter Place           1,614       764        2,049           332      770        2,375       3,145          822       1985
  Chattanooga, Tn
The Terrace              10,681     4,166        9,729            (1)   4,166        9,728      13,894          439       1997
  Chattanooga, TN
Chester Plaza                 0       165          720            10      165          730         895           23       1997
  Chester,  VA
Centerview Plaza          1,301       246        1,584           713      197        2,346       2,543          640       1986
  China Grove, Nc
Buena Vista Plaza            --       830        1,476          (208)     754        1,344       2,098          241  1988-1989
  Columbus, Ga
Conway Plaza                 --       110        1,071           788       --        1,969       1,969          604       1984
  Conway, Sc
Cortland Towne Cente     53,727    15,112       79,895             0   15,112       79,895      95,007        1,974       1996
  Cortlandt, Ny
Genesis Square            1,049       227        1,435           971      223        2,410       2,633          360       1990
  Crossville, Tn
Cosby Station             4,240       999        4,516           618      999        5,134       6,133          571  1993-1994
  Douglasville, Ga
E Ridge Xing              1,148       832        2,494             4      731        2,599       3,330          659       1988
  East Ridge, Tn
Massard Crossing             --       843        5,726          (226)     843        5,500       6,343          245       1997
  Fort Smith,
Lakeshore Station            --       200          401            10      200          411         611           52  1993-1994
  Gainesville, Ga
Garden City Plaza  (         --     1,056        2,569           377      580        3,422       4,002        1,136       1984
  Garden City, Ks
Anderson Plaza               --       198        1,316         1,565      198        2,881       3,079          521       1983
  Greenwood, Sc
Northcreek Plaza             --        98        1,201            46       97        1,248       1,345          209       1983
  Greenwood, Sc
Henderson Square          6,825       428        8,074            80      435        8,147       8,582          809  1994-1995
  Henderson, Nc
Springs Crossing             --        --        1,422           932       --        2,354       2,354          488       1987
  Hickory, Nc
Valley Crossing  (E)         --     2,390        6,471         4,418    3,034       10,245      13,279        1,952       1988
  Hickory, Nc
                                                          Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Northridge Plaza (E)         --     1,087        2,970         2,006    1,244        4,819       6,063        1,545       1984
  Hilton Head, SC
Village Square               --       750        3,591          (892)     142        3,307       3,449          763  1989-1990
  Houghton Lake, Mi
Greenport Towne Cent      4,446       659        6,161           235      659        6,396       7,055          746  1993-1994
  Hudson, Ny
Girvin Plaza                 --       898        1,998           961      702        3,155       3,857          368  1989-1990
  Jacksonville, Fl
Jasper Square  (E)           --       235        1,423           613      235        2,036       2,271          595       1986
  Jasper, Al
Stone East Plaza  (E         --       266        1,635           184      217        1,868       2,085          646       1987
  Kingsport, Tn
Cedar Bluff               1,327       412        2,128           883      412        3,011       3,423          753       1987
  Knoxville, Tn
Eastowne Xing (E)            --       867        2,765           577      786        3,423       4,209          756       1989
  Knoxville, Tn
Karnes Corner               966       206        1,360           793      206        2,153       2,359          510       1987
  Knoxville, Tn
Kingston Overlook            --     1,693        5,664         1,983    2,105        7,235       9,340          364       1996
  Knoxville, Tn
Suburban Plaza            6,788     3,223        3,796         3,106    3,223        6,902      10,125          731       1995
  Knoxville, Tn
LaGrange Commons             --       835        5,765           567      835        6,332       7,167          331  1995-1996
  LaGrange, Ny
Park Village                 --       586        2,874            79      520        3,019       3,539          534       1990
  Lakeland, Fl
Longview Xing               449        --        1,308            11       --        1,319       1,319          335       1988
  Longview, Nc
Springhurst Towne Ce     23,804     7,424       30,672         2,551    7,424       33,223      40,647          988       1997
  Louisville, kY
Lunenburg Crossing           --     1,020        2,308           (26)   1,019        2,283       3,302          247  1993-1994
  Lunenburg, Ma
Sutton Plaza                 --     1,042        4,671            19    1,042        4,690       5,732          234       1997
  Mt. Olive, NJ
Chestnut Hills  (E)          --       600        1,775           144      600        1,919       2,519          322       1992
  Murray, Ky
                                                          Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Beach Xing                   --       725        1,749            30      623        1,881       2,504          497       1984
  Myrtle Beach, Sc
Willow Springs            5,453     2,917        6,107         5,015    2,917       11,122      14,039        1,696       1991
  Nashua, Nh
Lionshead Village            --     3,674        4,153            --    3,674        4,153       7,827           52       1998
  Nashville,  TN
North Haven Crossing      7,795     3,229        8,061             4    3,229        8,065      11,294        1,126  1992-1993
  North Haven, Ct
Briarcliff Sq             1,672       299        1,936            47      267        2,015       2,282          482       1989
  Oak Ridge, Tn
Oaks Crossing                --       571        2,885        (1,341)     655        1,460       2,115          619       1988
  Otsego, Mi
Collins Park Commons      1,382        25        1,858             6       25        1,864       1,889          439       1989
  Plant City, Fl
BJ's Wholesale            3,386       170        4,735            --      170        4,735       4,905          868       1991
  Portland, Me
Clark's Pond                 --     2,739           --            59    2,738           60       2,798           12       1994
  Portland, Me
Sterling Creek Commo         --       732        3,048           --      732        3,048       3,780           25       1998
  Portsmouth,  VA
Wal*MArt Plaza               --       545        1,216           (27)     377        1,357       1,734          457       1985
  Pueblo, Co
Tyler Square                 --       196        2,021            (7)     149        2,061       2,210          612       1986
  Radford, Va
Capital Crossing             --     1,908          756         2,264    2,544        2,384       4,928          170       1995
  Raleigh, Nc
Northpark Center             --     1,465        1,581            --    1,465        1,581       3,046           69       1997
  Richmond, VA
Bennington                  566       256        1,754           633      175        2,468       2,643          688       1988
  Roanoke, Va
Hollins Plantation P         --       229        1,845         1,113      197        2,990       3,187          728       1985
  Roanoke, Va
Orange Plaza                 --       395        2,111           111      395        2,222       2,617          365       1992
  Roanoke, Va
Shenandoah                  565       122        1,382            24      115        1,413       1,528          366       1988
  Roanoke, Va
                                                          Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Rawlinson  Place             --       279        1,573            66      292        1,626       1,918          467       1987
  Rock Hill, SC
Valley Commons              973       342        1,819           608      342        2,427       2,769          595       1988
  Salem, Va
Wildwood Plaza               --       429        1,082         1,051      357        2,205       2,562          636       1985
  Salem, Va
County Park Plaza            --       196        1,500            40      140        1,596       1,736          355       1980
  Scottsboro, Al
Seacoast                  5,796     1,374        4,164         2,483    1,195        6,826       8,021        1,209       1991
  Seabrook, Nh
Sparta Crossing             862       180        1,463           927      145        2,425       2,570          479       1989
  Sparta, Tn
Bullock Plaza                --        98        1,493            15       98        1,508       1,606          470       1986
  Statesboro, Ga
Statesboro Square  (         --       237        1,643           135      227        1,788       2,015          565       1986
  Statesboro, Ga
Signal Hills Village         --        --          579           443       --        1,022       1,022          261  1983-1984
  Statesville, Nc
Strawbridge MK Place         --     1,969        2,492            --    1,969        2,492       4,461          125       1997
  Strawbridge, VA
34th St Xing              1,585     1,102        2,743            85    1,023        2,907       3,930          676       1989
  St. Petersburg, Fl
Hampton Plaza                --       973        2,689            43      965        2,740       3,705          555  1989-1990
  Tampa, Fl
Keystone                     --       938        2,216           (36)     825        2,293       3,118          643       1989
  Tampa, Fl
Uvalde Plaza                772       574        1,506          (234)     319        1,527       1,846          439       1987
  Uvalde, Tx
Salem Crossing               --     2,385        7,564          (735)   2,385        6,829       9,214          290       1997
  Virginia Beach, VA
Colleton Square           1,014       190        1,349             9      156        1,392       1,548          414       1986
  Walterboro, Sc
     DISPOSALS
Surrey Square (A)            --        --        1,402        (1,402)      --           --          --           --       1985
  Elkin, Nc
       OTHER
High Point, NC - Land        --        --           --         2,776      905        1,871       2,776          200

                                                          Costs
                                                        Capitalized  Gross Amounts at Which Carried at
                                      Initial Cost(A)    Subsequent  Close of Period
                                -----------------------      to      ----------------------------------     (D)       Date of
                    Encumbrances          Buildings and Acquisition/          Buildings and             Accumulated Construction
    Description     (B)            Land   Improvements  Improvements   Land   Improvements   Total(C)  Depreciation  Purchase
    -----------     ---            ----   ------------  ------------   ----   ------------   --------  ------------  --------
Willowbrook Land                    4,543                               4,543 --                 4,543
  Houston,  TX
Developments in Progress
  Consisting of Cons
  and Development Pr    195,665     2,955           --       104,536    2,955      104,536     107,491          775     --
                    -----------------------------------------------------------------------------------------------------------
             TOTALS  $1,208,204  $269,060   $1,419,505      $294,163 $268,362   $1,714,366  $1,982,728     $177,055
                    ===========================================================================================================

                    (A)  Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
                    (B)  Encumbrances represent the mortgage notes payable balance at December 31, 1998.
                    (C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $1.448 billion.
                    (D)  Depreciation for all properties is computed over the useful life which is generally forty years.
                    (E)  Property is pledged as collateral on the secured lines of credit used for development properties.

                    CBL & ASSOCIATES PROPERTIES, INC.

             REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION




The changes in real estate assets and accumulated depreciation for the years ending December 31, 1998, 1997, and 1996 (dollars in thousands).


                                          1998             1997          1996
                                          ----             ----          ----
REAL ESTATE ASSETS:
   Balance at beginning of period     $1,287,965        $1,101,797      $848,756
   Additions during the period:
      Additions and improvements        130,728            163,808       165,035
      Acquisitions of real estate
      assets                            499,795             36,431       123,372
      Acquisitions of real estate
      assets with limited
      partnership interests              69,889                 --            --
    Deductions during the period:
      Cost of sales                     (5,412)            (13,741)      (34,720)
      Write-off of
      development projects                (122)               (330)         (646)
                                          ----                ----          ----
   Balance at end of period         $1,982,843           $1,287,965   $1,101,797
                                    ==========           ==========   ==========

ACCUMULATED DEPRECIATION:

   Balance at beginning of period    $145,641             $114,536       $89,818
   Accumulated depreciation on
      properties sold                 (11,324)               (777)          (423)
   Depreciation expense                42,738               31,882        25,141
                                       ------               ------        ------
   Balance at end of period          $177,055             $145,641      $114,536
                                     ========             ========      ========


                                                              Schedule IV
                    CBL & ASSOCIATES PROPERTIES, INC.
                      MORTGAGE LOANS ON REAL ESTATE
                          AT DECEMBER 31, 1998
                         (Dollars in thousands)

                                                                                                          Principal
                                                                                                          Amount of
                                                                                               Carrying   Mortgages
                                                       Monthly  Balloon             Face       Amount     Subject to
                                         Final         Payment  Payment             Amount     of         Delinquent
                              Interest   Maturity      Amount   at         Prior    of         Mortgage   Principal
Name of Center/Location       Rate       Date          (1)      Maturity   Liens    Mortgage   (2)        or Interest
----------------------------  ---------  ------------- -------- ---------  -------- ---------  ---------- -------
COMMUNITY CENTERS

  Bi-Lo South                   9.50%     12/06             $22     $0         None   $1,486        $1,486     $0
    Cleveland, Tennessee

  Gaston Square                11.00%     12/98(3)          15   1,640         None    1,640         1,640      0
    Gastonia, North Carolina

  Inlet Crossing               11.00%     12/98(3)          27   1,691         None    1,691         1,691      0
    Myrtle Beach, South Carolina

  Olde Brainerd Centre         9.50%      12/06              4       0         None      106           106      0
    Chattanooga, Tennessee

  Signal Hills Plaza          11.00%      12/98(3)          20   2,409         None    2,409         2,409      0
    Statesville, North Carolina

  Soddy Daisy Plaza            9.50%      12/06              4       0         None      412           412      0
    Soddy Daisy, Tennessee


  Other                       10.00%    07/98-09/03         0    1,374                 1,374         1,374      0
                                                            -    -----                 -----         -----      -
       TOTAL                                            $  92   $7,114                $9,118        $9,118
                                                        =====   ======                ======        ======

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.
(2) The aggregate carrying value for federal income tax purposes is approximately $9,118 at December 31, 1998.
(3) Mortgage has been extended on a month to month basis at the same terms while renegotiating mortgage extension.

               CBL & ASSOCIATES PROPERTIES, INC.

                              Year Ended December 31,
                       1998         1997       1996


Beginning Balance     $11,678     $14,858     $34,262
Additions               1,620       3,591       3,697
Other
Reductions (a)              0           0     (19,908)
Payments               (4,180)     (6,771)     (3,193)
                       ------      ------      ------
Ending Balance         $9,118     $11,678     $14,858
                       ======     =======     =======

(a) Other reductions in 1996 represent the acqusition of Foothills Mall and conversion of the mortgage note receivable to the basis in the acquired asset.

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

4 See Amended and Restated Certificate of Incorporation of the Company, relating to the Common Stock(a)

10.1    Partnership Agreement of the Operating Partnership(a)

10.2 Property Management Agreement between the Operating Partnership and the Management Company(a)

10.3    Property Management Agreement relating to Retained Properties(a)


10.4.1  CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)dagger

10.4.2 -Qualified Stock Option Agreement, dated May 10, 1994, for Charles B. Lebovitz dagger

10.4.3 -Qualified Stock Option Agreement, dated May 10, 1994, for James L. Wolford dagger

10.4.4 -Qualified Stock Option Agreement, dated May 10, 1994, for John N. Foy dagger

10.4.5 -Qualified Stock Option Agreement, dated May 10, 1994, for Jay Wiston dagger

10.4.6 -Qualified Stock Option Agreement, dated May 10, 1994, for Ben S. Landress dagger


10.4.7  Qualified Stock Option Agreement, dated May 10, 1994, for
        Stephen D. Lebovitz dagger

10.4.8  Charles B. Lebovitz dagger

10.4.9  John N. Foy dagger


10.4.10 Jay Wiston dagger

10.4.11 Ben S. Landress dagger

10.4.12 Stephen D. Lebovitz dagger

10.5    Purchase Agreement relating to Georgia Square (JMB)(c)

10.6.2  Purchase Agreement Relating to Georgia Square (JCPenney)(c)

10.7    Purchase Agreement relating to Post Oak Mall(c)

10.8 Indemnification Agreements between the Company and the Management Company and their officers and directors(a)

10.9.1  Employment Agreement for Charles B. Lebovitz(a)dagger

10.9.2  Employment Agreement for James L. Wolford(a)dagger

10.9.3  Employment Agreement for John N. Foy(a)dagger

10.9.4  Employment Agreement for Jay Wiston(a)dagger

10.9.5  Employment Agreement for Ben S. Landress(a)dagger

10.9.6  Employment Agreement for Stephen D. Lebovitz(a)dagger

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

10.27   Promissory Note Agreement between St Clair Square Limited
        Partnership and and Wells Fargo National Bank dated,
        December 11, 1996.(l)

10.28   Promissory Note Agreement between Lebcon Associates and
        Principal Mutual Life Insurance Company dated,
        March 18, 1997.(l)

10.29   Promissory Note Agreement between Westgate Mall Limited
        Partnership and and Principal Mutual Life Insurance Company dated, February 16, 1997.(l)

10.30 Amended and Restated Credit Agreement between the Operating Partnership and First Tennessee Bank etal dated
       February 24, 1997.(l)

10.31 Amended and Restated Credit Agreement between the Operating Partnership and First Tennessee Bank etal dated July 29, 1997.(m)

10.32 Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated June 5, 1997 (m) Effective April 1,1997.

10.33 First Amendment to Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated November 11, 1997.(m)

10.34  Loan Agreement between Asheville LLC and Wells Fargo Bank
       N.A. dated February 17, 1998.(m)

10.35  Loan Agreement between Burnsville Minnesota LLC and U.S.
       Bank National Association dated January 30, 1998.(m)

10.36 Modification No. One to the Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership Dated March 31, 1997.(m)

10.37 Modification No. Two to the Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership Dated February 19, 1998.(m)

10.38  Loan agreement with South Trust Bank dated January 15, 1998. (n)

10.39  Loan agreement between Rivergate Mall Limited Partnership,
       The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc. Dated July 1, 1998.(o)

10.40 Second Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership dated June 30, 1998 (p)

10.41 Amended and restated Loan Agreement between CBL & Associates Properties , Inc. and First Tennessee Bank National
       Association Dated June 12, 1998 (p)

10.42 First Amendment To Third Amended And Restated Credit Agreement and Third Amended And Restated Credit Agreement between CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, dated August 4, 1998 (p)


21           Subsidiaries of the Company                              99

23           Consent of Arthur Andersen LLP                          103

24           Power of Attorney                                       104

27           Financial Data Schedule
--------------------
(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

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

(m) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

dagger A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                                               EXHIBIT 21


                          SUBSIDIARIES OF THE COMPANY

                                                    STATE OF
                                                INCORPORATION OF
SUBSIDIARY                                         FORMATION



Albemarle Partners Limited Partnership         North Carolina

APWM, LLC                                      Georgia

Arbor Place GP, Inc.                           Georgia

Arbor Place Limited Partnership                Georgia

Asheville, LLC                                 North Carolina

BJ/Portland Limited Partnership                Maine

Bonita Lakes Mall Limited Partnership          Mississippi

Brownwood Associates, L.P.                     Texas

Bursnville Minnesota, LLC                      Minnesota

Cadillac Associates Limited Partnership        Tennessee

Capital Crossing Limited Partnership           North Carolina

Cary Limited Partnership                       North Carolina

CBL & Associates Limited Partnership           Delaware

CBL & Associates Management, Inc.              Delaware

CBL/34th Street St. Petersburg Limited PartnershipFlorida

CBL/Bartow Limited Partnership                 Florida

CBL/Brushy Creek Limited Partnership           Florida

CBL/Buena Vista Limited Partnership            Georgia

CBL/Cedar Bluff Crossing Limited Partnership   Tennessee

CBL/Foothills Plaza, L.P.                      Tennessee

CBL/GP, Inc.                                   Wyoming

CBL/GP II, Inc.                                Wyoming

CBL/GP III, Inc.                               Mississippi

CBL/GP IV, Inc.                                Connecticut

CBL/GP V, Inc.                                 Tennessee

CBL/GP VI, Inc.                                Tennessee

CBL/GP Cary, Inc.                              North Carolina

CBL/GP Langley, Inc.                           Virginia

CBL/Karns Corner Limited Partnership           Tennessee

CBL/Low Limited Partnership                    Wyoming

CBL Morristown, LTD.                           Tennessee

CBL/Nashua Limited Partnership                 New Hampshire

CBL/North Haven, Inc.                          Connecticut

CBL/Perimeter Place Limited Partnership        Tennessee

CBL/Plant City Limited Partnership             Florida

CBL/Plantation Plaza, L.P.                     Virginia

                                                    STATE OF
                                                INCORPORATION OF
SUBSIDIARY                                         FORMATION

CBL/Rawlinson Place Limited Partnership        Tennessee

CBL/Springs Crossing Limited Partnership       Tennessee

CBL/Suburban, Inc.                             Tennessee

CBL/Tampa Keystone Limited Partnership         Florida

CBL Terrace Limited Partnership                Tennessee

CBL/Uvalde, Ltd.                               Texas

Chester Square Limited Partnership             Virginia

Chesterfield Crossing, LLC                     Virginia

College Station Partners, Ltd.                 Texas

CoolSprings Crossing Limited Partnership       Tennessee

Cortlandt Town Center, Inc.                    New York

Cortlandt Town Center Limited Partnership      New York

Cosby Station Limited Partnership              Georgia

Costal Way LLC                                 Florida

Courtyard at Hickory Hollow Limited PartnershipDelaware

Crossville Associates Limited Partnership      Tennessee

Development Options, Inc.                      Wyoming

East Ridge Partners, L.P.                      Tennessee

East Towne Crossing Limited Partnership        Tennessee

Elkin Partners, Ltd.                           Tennessee

Fiddler's Run Limited Partnership              North Carolina

Foothills Mall, Inc.                           Tennessee

Fifty-Eight Partners, L.P.                     Tennessee

Frontier Mall Associates Limited Partnership   Wyoming

Georgia Square Associates, Ltd.                Georgia

Georgia Square Partnership                     Georgia

Governor's Square Company                      Ohio

Green Cove Mall Limited Partnership            Alabama

Greenville Plaza GP, Inc.                      North Carolina

Greenville Plaza Limited Partnership           North Carolina

Henderson Square Limited Partnership           North Carolina

Hickory Hollow Courtyard, Inc.                 Delaware

Hickory Hollow Mall, Inc.                      Delaware

Hickory Hollow Mall Limited Partnership        Delaware

High Point Development Limited Partnership     North Carolina

High Point Development Limited Partnership II  North Carolina

Hudson Plaza Limited Partnership               New York

Houston Willowbrook LLC                        Texas

Jarnigan Road Limited Partnership              Tennessee

                                                    STATE OF
                                                INCORPORATION OF
SUBSIDIARY                                         FORMATION


Janesville Mall Limited Partnership            Wisconsin

Janesville Wisconsin, Inc.                     Wisconsin

Joplin-Low Limited Partnership                 Missouri

Kiln Creek Limited Partnership                 Virginia

Kingston Overlook Limited Partnership          Tennessee

LaGrange Commons Limited Partnership           New York

Lakeshore Gainesville Limited Partnership      Georgia

Lakeshore/Sebring Limited Partnership          Florida

Langley Square Limited Partnership             Virginia

Leaseco, Inc.                                  New York

Lebcon Associates                              Tennessee

Lebcon I, Ltd.                                 Tennessee

Lee Partners                                   Tennessee

Lee Warehouse Limited Partnership              Tennessee

Lion's Head Limited Partnership                Tennessee

Longview Associates Limited Partnership        North Carolina

Lunenburg Crossing Limited Partnership         Massachusetts

Madison Plaza Associates, Ltd.                 Alabama

Madison Square Associates, Ltd.                Alabama

Mall Shopping Center Company, L.P.             Texas

Maryville Department Stores, Ltd.              Tennessee

Maryville Partners, L.P.                       Tennessee

Meridian Mall Company, Inc.                    Michigan

Meridian Mall Limited Partnership              Michigan

Montgomery Partners, L.P.                      Tennessee

Massard Crossing Limited Partnership           Arkansas

Naugatuck Limited Partnership                  Connecticut

NewLease Corp.                                 Tennessee

North Haven Crossing Limited Partnership       Connecticut

Oak Ridge Associates Limited Partnership       Tennessee

Park Village Limited Partnership               Florida

Parkway Place, Inc.                            Alabama

Parkway Place Limited Parntership              Alabama

Parham Limited Partnership                     Virginia

Portland/HQ Limited Partnership                Maine

Post Oak Mall Associates Limited Partnership   Texas

RC Jacksonville, LLC                           Florida

RC Strawbridge Limited Partnership             Virginia

Rivergate Mall, Inc.                           Delaware

Rivergate Mall Limited Partnership             Delaware

                                                    STATE OF
                                                INCORPORATION OF
SUBSIDIARY                                         FORMATION


Salem Crossing Limited Partnership             Virginia

Sand Lake Corners, LC                          Florida

Sand Lake Corners Limited Partnership          Florida

Scottsboro Associates, Ltd.                    Alabama

Seacoast Shopping Center Limited Partnership   New Hampshire

Shared Appreciation I, LTD.                    Tennessee

Shopping Center Finance Corp.                  Wyoming

Springdale/Mobile Limited Partnership          Alabama

Springdale/Mobile Limited Partnership II       Alabama

Springhurst Limited Partnership                Kentucky

St. Clair Square GP, Inc.                      Illinois

St. Clair Square Limited Partnership           Illinois

Sterling Creek Commons Limited Partnership     Virginia

Stone East Partners, Ltd.                      Tennessee

Stoney Brook Landing LLC                       Kentucky

Stroud Mall LLC                                Pennsylvania

Suburban Plaza Limited Partnership             Tennessee

Sutton Plaza GP, Inc.                          New Jersey

Sutton Plaza Limited Partnership               New Jersey

The Galleria Associates, L.P.                  Tennessee

Turtle Creek Limited Partnership               Mississippi

Twin Peaks Mall Associates, Ltd.               Colorado

Valley Crossing Associates Limited Partnership North Carolina

Vicksburg Mall Associates, Ltd.                Mississippi

Village at Rivergate, Inc.                     Delaware

Village at Rivergate Limited Partnership       Delaware

Walnut Square Associates Limited Partnership   Wyoming

West Broad Street Limited Partnership          Virginia

Westgate Crossing Limited Partnership          North Carolina

Westgate Mall Limited Partnership              South Carolina

                                                               EXHIBIT 23





                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into CBL & Associates Properties, Inc.'s previously filed Registration Statements on Form S-3 (File No. 333-47041) and Form S-8 (File No. 33-73376).



                                 ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
March 24, 1999

                                                       EXHIBIT 24

                            POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report of CBL & Associates Properties, Inc. on Form 10-K for the fiscal year ended December 31, 1998, including one or more amendments to such Form 10-K, which amendments may make such changes as such person deems appropriate, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

   IN WITNESS WHEREOF, the undersigned has executed this Power-of-Attorney on the date set opposite his respective name.

Signature                      Title                           Date


 /s/ Charles B. Lebovitz       Chairman of the Board           March 29, 1999
------------------------       and Chief
     Charles B. Lebovitz       Executive Officer
                               (Principal Executive Officer)


 /s/ John N. Foy               Vice Chairman of the Board,     March 29, 1999
------------------------       Chief Financial Officer and
     John N. Foy               Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)



 /s/ Stephen D. Lebovitz       Director, President             March 29, 1999
------------------------       and Secretary
     Stephen D. Lebovitz

 /s/ Claude M.Ballard          Director                        March 29, 1999
------------------------
     Claude M. Ballard

 /s/ Leo Fields                Director                        March 29, 1999
------------------------
     Leo Fields

 /s/ William J.Poorvu          Director                        March 29, 1999
------------------------
     William J. Poorvu

 /s/ Winston W. Walker         Director                        March 29, 1999
------------------------
     Winston W. Walker