Form 10-Q
period 1999-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 1999-05-14
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q

===================================================================



                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 1999
                                    -----------------------------
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


     The number of shares outstanding of each of the registrants classes of common stock, as of May 6, 1999 : Common Stock, par value $.01 per share, 24,646,756 Shares.

                        CBL & Associates Properties, Inc.

                                      INDEX

PART I    FINANCIAL INFORMATION                                  PAGE NUMBER

ITEM 1:   FINANCIAL INFORMATION                                        3

          CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31,
          1999 AND DECEMBER 31, 1998                                   4

          CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
          THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998               5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          THREE MONTHS ENDED MARCH 31, 1999 AND 1998                   6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

PART II   OTHER INFORMATION

          ITEM 1:           LEGAL PROCEEDINGS                         21

          ITEM 2:           CHANGES IN SECURITIES                     21

          ITEM 3:           DEFAULTS UPON SENIOR SECURITIES           21

          ITEM 4:           SUBMISSION OF MATTERS TO HAVE
                            A VOTE OF SECURITY HOLDERS                21

          ITEM 5:           OTHER INFORMATION                         21

          ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K          21


SIGNATURE                                                             22

                       CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1998 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1998.

                                         CBL & Associates Properties, Inc.
                                            Consolidated Balance Sheets
                                              (Dollars in thousands)
                                                    (UNAUDITED)


                                                                      March 31,            December 31,
                                                                        1999                  1999
                                                                ------------------    -----------------
ASSETS
Real estate assets:
  Land......................................................... $            266,961  $            265,521
  Buildings and improvements...................................            1,628,014             1,609,831
                                                                --------------------  --------------------

                                                                           1,894,975             1,875,352
    Less: Accumulated depreciation.............................             (189,330)             (177,055)
                                                                --------------------  --------------------

                                                                           1,705,645             1,698,297
  Developments in progress.....................................              126,759               107,491
                                                                --------------------  --------------------

    Net investment in real estate assets.......................            1,832,404             1,805,788
Cash and cash equivalents......................................               10,172                 5,827
Receivables:
  Tenant.......................................................               18,467                17,337
  Other........................................................                2,184                 2,076
Mortgage notes receivable......................................                8,994                 9,118
Other assets...................................................               15,157                15,201
                                                                --------------------  --------------------
                                                                $          1,887,378  $          1,855,347
                                                                ====================  ====================


LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable............................... $          1,238,500  $          1,208,204
Accounts payable and accrued liabilities.......................               44,805                62,466
                                                                --------------------  --------------------
  Total liabilities............................................            1,283,305             1,270,670
                                                                --------------------  --------------------
Distributions and losses in excess of investment
 in unconsolidated affiliates..................................                  402                   855
                                                                --------------------  --------------------
Minority interest..............................................              175,177               168,040
                                                                --------------------  --------------------

Commitments and contingencies (Note 2).........................
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, 2,875,000 outstanding in 1999 and 1998 .......                   29                    29
  Common stock, $.01 par value, 95,000,000 shares ,
    authorized 24,615,090 and 24,590,936 shares
     issued and outstanding in 1999 and 1998, respectively.....                  246                   246
  Excess stock, $.01 par value, 100,000,000                                       __                    __
    shares authorized, none issued.............................
  Additional paid - in capital.................................              452,774               452,252
  Accumulated deficit..........................................              (24,105)              (36,235)
  Deferred compensation........................................                 (450)                 (510)
                                                                --------------------  --------------------

    Total shareholders' equity.................................              428,494               415,782
                                                                --------------------  --------------------
                                                                $          1,887,378  $          1,855,347
                                                                ====================  ====================

                       The accompanying notes are an integral part of these balance sheets.

                                         CBL & Associates Properties, Inc.
                                       Consolidated Statements Of Operations
                                   (Dollars in thousands, except per share data)
                                                    (UNAUDITED)


                                                                        Three Months Ended
                                                                              March 31,
                                                              ------------------------------------
                                                                    1999                 1998
                                                              -----------------     --------------
REVENUES:
Rentals:
   Minimum...................................................  $         47,862  $          36,053
   Percentage................................................             3,232              1,675
   Other.....................................................               814                433
Tenant reimbursements........................................            20,674             15,451
Management, leasing  and development fees....................             1,040                696
Interest and other...........................................               926                748
                                                               ----------------  -----------------
  Total revenues.............................................            74,548             55,056
                                                               ----------------  -----------------

EXPENSES:
Property operating...........................................            11,483              8,844
Depreciation and amortization................................            12,676              9,155
Real estate taxes............................................             6,955              4,962
Maintenance and repairs......................................             4,062              3,000
General and administrative...................................             3,826              3,001
Interest.....................................................            19,771             13,775
Other........................................................               742                  6
                                                               ----------------  -----------------
  Total expenses.............................................            59,515             42,743
                                                               ----------------  -----------------

INCOME FROM OPERATIONS.......................................            15,033             12,313
GAIN ON SALES OF REAL ESTATE ASSETS..........................             4,801              1,931
EQUITY IN EARNINGS OF UNCONSOLIDATED
 AFFILIATES..................................................               935                737
MINORITY INTEREST IN EARNINGS:
  Operating partnership......................................           (6,658)            (4,173)
  Shopping center properties.................................             (365)              (209)
                                                               ----------------  -----------------

NET INCOME...................................................            13,746             10,599
PREFERRED DIVIDENDS..........................................            (1,617)                --
                                                               ----------------  -----------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS..................            12,129             10,599
                                                               ================  =================
BASIC PER SHARE DATA:
   NET INCOME................................................  $           0.49  $            0.44
                                                               ================  =================

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................            24,574             24,070
                                                               ================  =================



DILUTED PER SHARE DATA:
   NET INCOME................................................  $           0.49  $            0.44
                                                               ================  =================
   WEIGHTED AVERAGE SHARES AND POTENTIAL
        DILUTIVE COMMON SHARES OUTSTANDING ..................            24,795             24,304
                                                               ================  =================

                         The accompanying notes are an integral part of these statements.

                                         CBL & Associates Properties, Inc.
                                       Consolidated Statements of Cash Flows
                                              (Dollars in thousands)
                                                    (UNAUDITED)
                                                                                Three Months
                                                                              Ended March 31,
                                                                     --------------------------------
                                                                           1999            1998
                                                                     ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.........................................................  $        13,746  $        10,599
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Minority interest in earnings....................................            7,023            4,382
  Depreciation.....................................................           10,551            7,786
  Amortization.....................................................            2,436            1,645
  Gain on sales of real estate assets..............................           (4,801)          (1,931)
  Equity in earnings of unconsolidated affiliates..................             (935)            (737)
  Distributions from unconsolidated affiliates.....................            2,061            1,334
  Issuance of stock under incentive plan...........................              100              104
  Amortization of deferred compensation............................              160               94
  Write-off of development projects................................              742                6
  Distributions to minority investors..............................           (5,486)          (4,348)
Changes in assets and liabilities -
  Tenant and other receivables.....................................             (530)          (1,534)
  Other assets.....................................................              (65)          (1,475)
  Accounts payable and accrued liabilities.........................           (2,891)              61
                                                                     ---------------  ---------------
                                                                              22,111           15,986
          Net cash provided by operating activities................  ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction of real estate assets and land acquisition........          (34,256)         (28,673)
    Acquisition of real estate assets..............................               --         (146,140)
    Capitalized interest...........................................           (1,459)          (1,161)
    Other capital expenditures.....................................           (4,177)          (2,842)
    Deposits in escrow.............................................               --           66,108
    Proceeds from sales of real estate assets......................            6,764            5,111
    Additions to notes receivable..................................               44               --
    Payments received on notes receivable..........................             (168)             118
    Advances and investments in unconsolidated affiliates..........           (1,522)            (160)
                                                                     ---------------  ---------------
          Net cash used in investing activities....................          (34,774)        (107,639)
                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable.................          100,432          111,066
    Principal payments on mortgage and other notes payable.........          (70,136)          (2,634)
    Additions to deferred financing costs..........................             (658)            (316)
    Dividends paid.................................................          (13,052)         (10,648)
    Proceeds from issuance of common stock.........................               96               69
    Proceeds from exercise of stock options........................              326               --
                                                                     ---------------  ---------------
          Net cash provided by financing activities................           17,008           97,537
                                                                     ---------------  ---------------


NET CHANGE IN CASH AND CASH EQUIVALENTS............................            4,345            5,884

CASH AND CASH EQUIVALENTS, beginning of period.....................            5,827            3,124
                                                                     ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period...........................  $        10,172  $         9,008
                                                                     ===============  ===============
Cash paid for interest, net of amounts capitalized.................  $        19,754  $        12,954
                                                                     ===============  ===============

                         The accompanying notes are an integral part of these statements.

                                CBL & Associates Properties, Inc.
                           Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At March 31, 1999, the Company had investments in five partnerships all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                                 Company's Share
                                          Total For The              For The
                                       Three Months Ended        Three Months Ended
                                            March 31,                March 31,
                                     -----------------------  ------------------------
                                        1999         1998        1999          1998
                                     ----------   ----------  ----------   -----------
Revenues............................ $    7,046   $    5,992  $    3,469   $    2,942
                                     ----------   ----------  ----------   -----------

Depreciation and amortization.......        796          707         390           400
Interest expense....................      2,150        2,058       1,058         1,010
Other operating expenses............      2,199        1,722       1,086           795
                                     ----------   ----------  ----------   -----------
Net income.......................... $    1,901   $    1,505  $      935   $       737
                                     ==========   ==========  ==========   ===========


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


Note 3 - Credit Agreements

     The Company has credit facilities of $230 million of which $64.9 million is available at March 31, 1999. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 6.23% at March 31, 1999. The Company's variable rate debt as of March 31, 1999 was $467.9 million with a weighted average interest rate of 6.38% as compared to 6.66% as of March 31, 1998. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $314 million of variable rate debt on operating properties at a weighted average interest rate of 6.55%. Of the Company's remaining variable rate debt of $153.9 million, interest rate caps in place of $100.0 million leaves $53.9 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The

Company's swap agreements in place at March 31, 1999 are as follows:

         Swap Amount         Fixed LIBOR
         in Millions          Component           Effective Date    Expiriation Date
         -----------         -----------          --------------    ----------------
            $65                   5.72%            01/07/98            01/07/2000
             81                   5.54%            02/04/98            02/04/2000
             50                   5.70%            06/15/98            06/15/2001
             38                   5.73%            06/26/98            06/30/2001
             80                   5.49%            09/01/98            09/01/2001

     At March 31, 1999, the Company had an interest rate cap of 7.5% on $100 million of LIBOR-based variable rate debt.5%.

Note 4 - Segment Information

     Management of the Company measures performance and allocates resources according to property type, which are determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

                                                     Associated    Community
Three Months Ended March 31, 1999          Malls       Centers      Centers      All Others    Total
---------------------------------     ------------  -----------  ------------  ------------  ---------
Revenues                              $     55,612  $     2,905  $     13,995  $     2,036   $    74,548
Property operating expenses (1)            (19,282)        (479)       (3,046)         307       (22,500)
Interest expense                           (14,578)        (626)       (2,780)      (1,787)      (19,771)
Gain on sales of real estate assets            381           --           404        4,016         4,801
                                      ------------  -----------  ------------  ------------  -----------
Segment profit and loss                     22,133        1,800         8,573        4,572        37,078
                                      ============  ===========  ============  ============
Depreciation and amortization                                                                    (12,676)
General and administrative and other                                                              (4,568)
Equity in earnings and minority                                                                   (6,088)
 interest adjustment                                                                         -----------
Net income                                                                                   $    13,746
                                                                                             ===========
Total assets (2)                      $  1,243,998  $    82,715  $    412,423  $   148,242   $ 1,887,378
Capital expenditures (2)              $      3,901  $     1,674  $      2,929  $    30,387   $    38,891


                                                     Associated    Community
Three Months Ended March 31, 1998          Malls       Centers      Centers      All Others    Total
---------------------------------     ------------  -----------  ------------  ------------  ---------
Revenues                              $     38,578  $     2,175  $     13,096  $     1,207   $    55,056
Property operating expenses (1)            (13,115)        (398)       (2,635)        (658)      (16,806)
Interest expense                            (9,699)        (358)       (2,936)        (782)      (13,775)
Gain on sales of real estate assets             --           --            24        1,907         1,931
                                      ------------  -----------  ------------  ------------  -----------
Segment profit and loss                     15,764        1,419         7,549        1,674        26,406
                                      ============  ===========  ============  ============
Depreciation and amortization                                                                     (9,155)
General and administrative and other                                                              (3,007)
Equity in earnings and minority                                                                   (3,645)
 interest adjustment                                                                         -----------
Net income                                                                                   $    10,599
                                                                                             ===========
Total assets (2)                      $    831,000  $    63,039  $    391,912  $    66,436   $ 1,352,387
Capital expenditures (2)              $    153,475  $     2,097  $      7,626  $    10,110   $   173,308

(1)      Property operating includes property operating, real estate taxes, and maintenance and repairs.

(2)      Developments in progress are included in the All Other category.

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

GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at March 31, 1999, the operations of a portfolio of properties consisting of twenty-four regional malls, thirteen associated centers, eighty-two community centers, an office building, joint venture investments in four regional malls and one associated center, and income from six mortgages (the "Properties"). The Operating Partnership also has one mall, one associated center, three community centers and one expansion currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of the redevelopment project Springdale Mall in Mobile, Alabama, the recently opened Bonita Lakes Mall in Meridian, Mississippi and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped .

RESULTS OF OPERATIONS

     Operational highlights for the three months ended March 31, 1999 as compared to March 31, 1998 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the twenty-five Stabilized Malls in the Company's portfolio increased by 6.6% on a comparable per square foot basis.

                                           Three Months Ended March 31,
                                           ----------------------------
                                              1999              1998
                                           ----------        ----------
  Sales per square foot                      $59.67            $55.99

     Total sales volume in the mall portfolio, including New Malls, increased 8.4% to $331.1 million for the three months ended March 31, 1999 from $305.4 million for the three months ended March 31, 1998.

     Occupancy costs as a percentage of sales for the three months ended March 31, 1999 and 1998 for the Stabilized Malls were 13.7% and 13.1%, respectively. Occupancy costs were 11.2%, 11.2% and 11.5% for the years ended December 31, 1998, 1997, and 1996, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

         Occupancy for the Company's overall portfolio was as follows:

                                                   At March 31,
                                             ------------------------
                                               1999            1998
                                             --------        --------
         Stabilized malls                       92.3%           91.6%
         New malls                              84.3            88.2
         Associated centers                     91.9            90.9
         Community centers                      96.8            97.3
                                             --------        --------
         Total Portfolio                        93.8%           93.4%
                                             ========        ========

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories were as follows:

                                            At March 31,
                                   ---------------------------------
                                       1999                1998
                                   ------------         ------------
Malls.........................        $19.78              $18.65
Associated centers............          9.55                9.69
Community centers.............          8.23                7.85

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the three months ended March 31, 1999 compared to the base and percentage rent previously paid:

                            Per Square        Per Square
                             Foot Rent         Foot Rent       Percentage
                          Prior Lease (1)    New Lease (2)      Increase
                          ---------------  ----------------    -----------
Malls..................          $22.08           $26.92           21.9%
Associated centers.....            7.75             8.76           13.0%
Community centers......            7.87             8.15            3.6%

     (1)      -        Rental achieved for spaces previously occupied at the
                       end of the lease including percentage rent.
     (2)      -        Average base rent over the term of the lease.

     For the three months ended March 31, 1999, malls represented 75.6% of total revenues from all properties; revenues from associated centers represented 3.7%; revenues from community centers represented 18.4%; and revenues from mortgages and the office building represented 2.3%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


     Comparison of Results of Operations for the three months ended March 31, 1999 to the Results of Operations for the three months ended March 31, 1998

     Total revenues for the three months ended March 31, 1999 increased by $19.5 million, or 35.4%, to $74.5 million as compared to $55.1 million in 1998. Minimum rents increased by $11.8 million, or 32.7%, to $47.9 million as compared to $36.1 million in 1998, and tenant reimbursements increased by $5.2 million, or 33.8%, to $20.7 million in 1999 as compared to $15.5 million in 1998. Percentage rents increased by $1.6 million, or 92.9%, to $3.2 million as compared to $1.7 million in 1998.

      Management, leasing and development fees increased by $0.3 million, or 49.4%, to $1.0 million as compared to $0.7 million in 1998. This increase is primarily due to increases in fees earned in the co-development program and increases in management fees.

     Approximately $16.3 million of the increase in revenues resulted from operations at the eleven new centers opened or acquired during the past fifteen months. These centers consist of:

                                                                                                    Opening/
Project Name                Location                        Total GLA   Type of Addition        Acquisition Date
----------------------      ---------------------------    ----------   ----------------        ----------------
Sterling Creek Commons      Portsmouth, Virginia               65,000   New Development         June 1998
Fiddler's Run               Morganton, North Carolina         203,000   New Development         March 1999
Burnsville Center           Minneapolis (Burnsville),       1,070,000   Acquisition             February 1998
                            Minnesota
Stroud Mall                 Stroudsburg, Pennsylvania         427,000   Acquisition             April 1998
Hickory Hollow Mall         Nashville, Tennessee            1,096,000   Acquisition             July 1998
Courtyard at Hickory        Nashville, Tennessee               77,000   Acquisition             July 1998
Hollow
Rivergate Mall              Nashville, Tennessee            1,074,000   Acquisition             July 1998
Village at Rivergate        Nashville, Tennessee              166,000   Acquisition             July 1998
Lions Head Village          Nashville, Tennessee               93,000   Acquisition             July 1998
Janesville Mall             Janesville, Wisconsin             609,000   Acquisition             August 1998
Meridian Mall               Lansing, Michigan                 767,000   Acquisition             August 1998

     Approximately $3.2 million of the increase in revenues resulted from improved operations and occupancies in the existing centers. The majority of these increases were generated at Cortlandt Towne Center in Cortlandt, New York and St. Clair Square in Fairview Heights, Illinois.

     Property operating expenses, including real estate taxes and maintenance and repairs increased in the first quarter of 1999 by $5.7 million or 33.9% to $22.5 million as compared to $16.8 million in the first quarter of 1998. This increase is primarily the result of the addition of the eleven new centers referred to above.

     Depreciation and amortization increased in the first quarter of 1999 by $3.5 million or 38.5% to $12.7 million as compared to $9.2 million in the first quarter of 1998. This increase is primarily due to the addition of the eleven new centers referred to above.

     Interest expense increased in the first quarter of 1999 by $6.0 million, or 43.5% to $19.8 million as compared to $13.8 million in 1998. This increase is primarily due to the additional interest on the eleven centers added during the last fifteen months referred to above.

     The gain on sales of real estate assets increased in the first quarter of 1999 by $2.9 million, to $4.8 million as compared to $1.9 million in 1998. The majority of gain on sales in the first quarter of 1999 were from development activity for outparcel sales at Sand Lake Corner in Orlando, Florida and pad sales at The Landing at Arbor Place in Douglasville, Georgia. Gain on sales in the first quarter of 1998 were at Springhurst Towne Center in Louisville, Kentucky.

     Equity in earnings of unconsolidated affiliates increased in the first quarter of 1999 by $0.2 million to $0.9 million from $0.7 million in the first quarter of 1998 due to the acquisition of a 50% interest in Parkway Place in Huntsville, Alabama and improved operations at existing equity centers.

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

     As of May 1, 1999, the Company had $46.1 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of May 1, 1999, the Company had obtained revolving credit lines and term loans totaling $230.0 million of which $53.4 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital
structure   includes   property   specific   mortgages,   which  are   generally
non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.8% ownership in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.5 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.5%. Ownership interests issued to fund acquisitions in 1998 may be exchanged for approximately 2.4 million shares of common stock which represents a 6.5% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 36.5 million shares of common stock with a market value of approximately $849.0 million at March 31, 1999 (based on the closing price of $23.25 per share on March 31, 1999). The Company's total market equity is $919.8 million which includes 2.9 million shares of preferred stock at their closing price of $24.625 per share on March 31, 1999.
Company executive and senior officers' ownership interests had a market value of approximately $258.6 million at March 31, 1999.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At March 31, 1999, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $1.216 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $41.7 million for total debt obligations of $1.258 billion with a weighted average interest rate of 7.02%.

     The Company's total conventional fixed rate debt as of March 31, 1999 was $790.1 million with a weighted average interest rate of 7.41% as compared to 8.07% as of March 31, 1998.

     The Company's variable rate debt as of March 31, 1999 was $467.9 million with a weighted average interest rate of 6.38% as compared to 6.66% as of March 31, 1998. Through the execution of swap agreements, the Company has fixed the interest rates on $314 million of debt on operating properties at a weighted average interest rate of 6.55%. Of the Company's remaining variable rate debt of $153.9 million, an interest rate cap in place of $100.0 million leaves only $53.9 million of debt subject to variable rates. Interest on this $53.9 million of variable rate debt is capitalized to projects currently under construction leaving no variable rate debt exposure on operating properties as of March 31, 1999. There were no fees charged to the Company related to its swap agreements. The Company's swap and cap agreements in place at March 31, 1999 are as follows:

   Swap/Cap Amount        Fixed LIBOR     Effective     Expiration
    (in millions)          Component        Date           Date
   ---------------        -----------     ---------     ----------
         65                  5.72%        01/07/98      01/07/2000
         81                  5.54%        02/04/98      02/04/2000
         50                  5.70%        06/15/98      06/15/2001
         38                  5.73%        06/26/98      06/30/2001
         80                  5.49%        09/01/98      09/01/2001
        100                  7.50%        01/01/99      12/31/1999

     In March 1999, the Company closed on a $75 million permanent loan on St. Clair Square in Fairview Height, Illinois at an interest rate of 7.0%. The proceeds of the loan were used to repay existing variable rate indebtedness.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 57.8% at March 31, 1999.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     Development projects under construction and scheduled to open during 1999 are: Sand Lake Corners in Orlando, Florida, a 594,000-square-foot community center, the first phase of which was opened in November 1998 with the remainder to open in stages beginning in May 1999. Arbor Place Mall in Douglasville, Georgia, a suburb of Atlanta, is scheduled to open in October 1999 . This 1,035,000-square- foot regional mall includes Dillard's, Parisian, Sears, and Upton's, and big-box retailers such as Border's Books, Bed Bath & Beyond and Old Navy. The Company will also open an adjacent 165,000-square-foot associated center, The Landing at Arbor Place. The Company is adding a Sears department store to Lakeshore Mall in Sebring, Florida. The Company will open a Regal Cinema in Jacksonville, Florida, a 83,000-square-foot free-standing building, in November 1999. The Company also has under construction

Chesterfield Crossing in Richmond, Virginia, a 441,000-square-foot community center. The Company also has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall and Parkway Place in Huntsville, Alabama, a 822,000-square-foot redevelopment that was acquired in December 1998.

     In March 1999, the Company opened Fiddler's Run in Morganton, North Carolina, a 203,000- square-foot community center. The center opened 100% leased and committed.

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999, provide for certain requirements or contiginces to occur before the Company becomes obligated to fund its equity contribution or purchase the Co- Development
Project. These requirements or contiginces include certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. The outstanding amount on standby purchase agreements is $116.4 million at March 31, 1999.

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the Company currently has no other material capital commitments.

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

     For the first quarter of 1999, revenue generating capital expenditures or tenant allowances for improvements were $2.8 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $1.3 million for the first quarter of 1999.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. However, certain evnironmental conditions are being evaluated at Parkway Place in Huntsville, Alabama. There appears to be a high potential for adverse environmental conditions, specifically Total Petroleum Hydrocardons, in the vicinity of an auto service center which had underground storage tanks. The Company ordered additional engineering studies and as part of the redevelopment will correct the environmental conditions at the site. The Company has not been notified by any governmental authority, or is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties.


CASH FLOWS

     Cash flows provided by operating activities for the first quarter of 1999, increased by $6.1 million, or 38.3%, to $22.1 million from $16.0 million in 1998. This increase was primarily due to the eleven centers opened or acquired over the last fifteen months, improved operations in the existing centers and the timing of the payment of real estate taxes. Cash flows used in investing activities for the first quarter of 1999, decreased by $72.9 million, to $34.8 million compared to $107.6 million in 1998. This decrease was due primarily to a decrease in acquisitions as compared to the $146.1 million of acquisitions in 1998. Cash flows provided by financing activities for the first quarter of 1999, decreased by $80.5 million, to $17.0 million compared to $97.5 million in 1998 primarily due to decreased borrowings related to the development and acquisition program.


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

     The Company's State of Readiness For Year 2000 - The Company has completed a program to identify both its information and non-information processing applications that are not year 2000 compliant. As a result of this identification program, the Company believes that its core accounting applications and the majority of non-information processing applications are Year 2000 compliant. Certain of its other information and non-information processing applications were not yet Year 2000 compliant. The Company corrected or replaced all non-compliant systems and applications including embedded systems, by the end of 1998. The Company has initiated communications with its significant suppliers and tenants to determine the extent to which the Company is vulnerable to the failure of such parties to correct their Year 2000 compliance issues. In addition, the Company has formed a Year 2000 Compliance Team that includes senior personnel from the financial, leasing, accounting, management information systems and operations management divisions of the Company. These individuals are charged with the duty of determining the extent of the Company's ongoing exposure and taking the appropriate action to minimize any impact of the Year 2000 problem on the Company's operations.

     Costs to Address the Company's Year 2000 Issue - The Company does not expect to incur any significant costs to ensure the Year 2000 compliance of all information processing systems and non- information processing systems including embedded systems.

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

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (including the write-off of development projects not being pursued) gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 1998 the Company included straight line rent in its FFO calculation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $4.8 million in the first quarter of 1999 and $1.9 million in 1998.

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

     For the three months ended March 31, 1999, FFO increased by $5.3 million, or 24.1%, to $27.3 million as compared to $22.0 million for the same period in 1998. The increase in FFO was primarily attributable to the new developments opened during 1998 and in the first quarter of 1999, the acquisitions during 1998 and improved operations in the existing portfolio.

The Company's calculation of FFO is as follows: (dollars in thousands)


                                                                           Three Months Ended
                                                                                March 31,
                                                                   ---------------------------------
                                                                         1999              1998
                                                                   ----------------   --------------

Income from operations............................................ $         15,033   $       12,313
ADD:
Depreciation & amortization from consolidated properties..........           12,676            9,155
Income from operations of  unconsolidated affiliates..............              935              737
Depreciation & amortization from unconsolidated affiliates........              390              346
Write-off of development costs charged to net income..............              742                6

SUBTRACT:
Minority investors' share of income from operations in nine
   properties.....................................................             (365)            (209)
Minority investors share of depreciation and amortization
   in nine properties.............................................             (232)            (206)
Depreciation and amortization of non-real estate assets and
  finance costs...................................................             (252)            (129)
Preferred dividends...............................................           (1,617)              --
                                                                   ----------------   --------------
TOTAL FUNDS FROM OPERATIONS....................................... $         27,310   $       22,013
                                                                   ================   ==============
DILUTED WEIGHTED AVERAGE SHARES AND POTENTIAL
   DILUTIVE COMMON SHARES WITH OPERATING
   PARTNERSHIP UNITS FULLY CONVERTED..............................           36,697           33,780
                                                                   ================   ==============

                        PART II - OTHER INFORMATION

ITEM 1:      Legal Proceedings

             None

ITEM 2:      Changes in Securities

             None

ITEM 3:      Defaults Upon Senior Securities

             None

ITEM 4:      Submission of Matter to a Vote of Security Holders

             The Company held its Annual Meeting of Shareholders on April 29, 1999. At the meeting, shareholders re-elected as directors Charles B. Lebovitz (19,442,779 votes for and 345,748 votes against or withheld), Claude M. Ballard (19,442,974 votes for and 345,573 votes against or withheld) and Leo Fields (19,530,258 votes for and 258,289 votes against or withheld), to three-year terms expiring in 2002. Other continuing directors of the Company are, John N. Foy and William J. Poorvu whose terms expire in 2000 and Stephen D. Lebovitz and Winston W. Walker whose terms expire in 2001.

             In addition, at the meeting, shareholders approved a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1999 (19,758,691 votes for, 29,855 votes against or withheld).

ITEM 5:      Other Information

             None

ITEM 6:      Exhibits and Reports on Form 8-K

             A.   Exhibits

                  25.1 Promissory Note with Teachers Insurance and Annuity Association of America and St. Clair Square Limited Partnership Bank dated March 11, 1999.

                  27      Financial Data Schedule

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's April 28, 1999 conference call with analysts and investors regarding earnings (Item 5) was filed on April 28, 1999.

                            SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CBL & ASSOCIATES PROPERTIES, INC.

                                         /s/ John N. Foy
                               ---------------------------------------
                                             John N. Foy
                           Vice Chairman of the Board, Chief Financial Officer
                                              and Treasurer
                              (Authorized Officer of the Registrant,
                                 Principal Financial Officer and
                                 Principal Accounting Officer)


Date:  May 14, 1999

                           EXHIBIT INDEX



Exhibit
  No.
-------

25.1 Promissory Note with Teachers Insurance and Annuity Association of America and St. Clair Square Limited Partnership Bank dated March 11, 1999.

27       Financial Data Schedule