Form 10-Q
period 1999-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 1999-08-13
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q

      ===================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended   June 30, 1999
                                      -----------------------------
                                       OR

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

       (Registrant's telephone number, including area code)(423) 855-0001
                                                           --------------

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


     The number of shares outstanding of each of the registrants classes of common stock, as of August 6, 1999 : Common Stock, par value $.01 per share, 24,710,702 Shares.

                        CBL & Associates Properties, Inc.

                                      INDEX


PART I       FINANCIAL INFORMATION                                PAGE NUMBER
                                                                  -----------

             ITEM 1:       FINANCIAL INFORMATION                       3

             CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30,              4
             1999 AND DECEMBER 31, 1998

             CONSOLIDATED STATEMENTS OF OPERATIONS - FOR               5
             THE THREE MONTHS ENDED JUNE 30, 1999 AND
             1998 AND FOR THE SIX MONTHS ENDED JUNE 30,
             1999 AND 1998

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                 6
             THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

             ITEM 2:       MANAGEMENT'S DISCUSSION AND                10
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

PART II      OTHER INFORMATION

             ITEM 1:       LEGAL PROCEEDINGS                          22

             ITEM 2:       CHANGES IN SECURITIES                      22

             ITEM 3:       DEFAULTS UPON SENIOR SECURITIES            22

             ITEM 4:       SUBMISSION OF MATTERS TO HAVE A            22
                           VOTE OF SECURITY HOLDERS

             ITEM 5:       OTHER INFORMATION                          22

             ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K           22

SIGNATURE                                                             23

                      CBL & Associates Properties, Inc.
                         ITEM 1 - FINANCIAL INFORMATION




     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1998 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1998.

                       CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                   June 30,       December 31,
                                                                     1999             1998
                                                                     ----             ----
ASSETS
Real estate assets:
  Land                                                                 $ 266,693         $265,521
  Buildings and improvements                                           1,632,677        1,609,831
                                                                       ---------        ---------
                                                                       1,899,370        1,875,352
    Less: Accumulated depreciation                                     (201,786)        (177,055)
                                                                       ---------        ---------
                                                                       1,697,584        1,698,297
  Developments in progress                                               165,743          107,491
                                                                       ---------        ---------
    Net investment in real estate assets                               1,863,327        1,805,788
Cash and cash equivalents                                                  8,211            5,827
Receivables:
  Tenant                                                                  16,100           17,337
  Other                                                                    1,774            2,076
Mortgage notes receivable                                                  9,644            9,118
Other assets                                                              17,012           15,201
                                                                       ---------        ---------
                                                                      $1,916,068       $1,855,347
                                                                       =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable                                      $1,260,600       $1,208,204
Accounts payable and accrued liabilities                                  62,022           62,466
                                                                       ---------        ---------
  Total liabilities                                                    1,322,622        1,270,670
                                                                       ---------        ---------
Distributions and losses in excess of investment
 in unconsolidated affiliates                                              4,806              855
                                                                       ---------        ---------
Minority interest                                                        169,330          168,040
                                                                       ---------        ---------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    2,875,000 outstanding in 1999 and 1998                                    29               29
  Common stock, $.01 par value, 95,000,000 shares authorized,
    24,700,480 and 24,590,936 shares issued and outstanding
    in 1999 and 1998, respectively                                           247              246
  Additional paid - in capital                                           454,605          452,252
  Accumulated deficit                                                   (35,207)         (36,235)
  Deferred compensation                                                    (364)            (510)
                                                                       ---------        ---------
    Total shareholders' equity                                           419,310          415,782
                                                                       ---------        ---------
                                                                      $1,916,068       $1,855,347
                                                                       =========        =========

      The accompanying notes are an integral part of these balance sheets.

                       CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended            Six Months Ended
                                                                June 30,                     June 30,
                                                          ------------------------      -----------------------
                                                            1999            1998          1999           1998
                                                          --------        --------      --------       --------
REVENUES:
   Rentals:
      Minimum                                             $ 48,690        $ 37,967      $ 96,552       $ 74,020
      Percentage                                             1,670           1,154         4,902          2,829
      Other                                                    594             387         1,408            820
   Tenant reimbursements                                    20,981          16,552        41,655         32,003
   Management, development  and leasing fees                   969             723         2,009          1,419
   Interest and other                                        1,287             616         2,213          1,364
                                                          --------        --------      --------       --------
     Total revenues                                         74,191          57,399       148,739        112,455
                                                          --------        --------      --------       --------
   EXPENSES:
   Property operating                                       11,682           9,480        23,165         18,324
   Depreciation and amortization                            12,890           9,720        25,566         18,875
   Real estate taxes                                         6,332           5,290        13,287         10,252
   Maintenance and repairs                                   4,208           3,295         8,270          6,295
   General and administrative                                3,531           2,730         7,357          5,731
   Interest                                                 19,665          15,042        39,436         28,817
   Other                                                       146               3           888              9
                                                          --------        --------      --------       --------
     Total expenses                                         58,454          45,560       117,969         88,303
                                                          --------        --------      --------       --------
   Income from operations                                   15,737          11,839        30,770         24,152
   Gain on sales of real estate assets                       3,767             581         8,568          2,512
   Equity in earnings of unconsolidated affiliates             806             431         1,741          1,168
   Minority interest in earnings:
     Operating partnership                                 (5,457)         (3,604)      (12,115)        (7,777)
     Shopping center properties                              (297)            (99)         (662)          (308)
                                                          --------        --------      --------       --------
   Net income                                               14,556           9,148        28,302         19,747
   Preferred dividends                                     (1,617)              --       (3,234)             --
                                                          --------        --------      --------       --------
   Net income available to common shareholders            $ 12,939        $  9,148      $ 25,068         19,747
                                                          ========        ========      ========       ========
   Basic per share data:
       NET INCOME                                          $  0.53        $   0.38      $   1.02       $   0.82
                                                          ========        ========      ========       ========
   Weighted average common shares                           24,629          24,079        24,602         24,075
      outstanding                                         ========        ========      ========       ========
   Diluted per share data:
       NET INCOME                                           $ 0.52        $   0.38      $   1.01       $   0.81
                                                          ========        ========      ========       ========
   Weighted average common shares and                       24,871          24,311        24,835         24,308
      potential dilutive common shares                    ========        ========      ========       ========
      outstanding

        The accompanying notes are an integral part of these statements.

                                   -5-

                       CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                           Six Months
                                                                          Ended June 30,
                                                                     -----------------------
                                                                       1999           1998
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $28,302        $19,747
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Minority interest in earnings                                        12,777          8,085
  Depreciation                                                         21,203         15,985
  Amortization                                                          4,997          3,452
  Gain on sales of real estate assets                                 (8,568)        (2,512)
  Equity in earnings of unconsolidated affiliates                     (1,741)        (1,168)
  Distributions from unconsolidated affiliates                          8,595          2,182
  Issuance of stock under incentive plan                                   36            265
  Amortization of deferred compensation                                   249            222
  Write-off of development projects                                       888              9
  Distributions to minority investors                                (11,276)        (8,754)
Changes in assets and liabilities -
  Tenant and other receivables                                          1,539        (1,900)
  Other assets                                                        (2,641)        (2,127)
  Accounts payable and accrued liabilities                            (1,606)            624
                                                                     --------       --------
          Net cash provided by operating activities                    52,754         34,110
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction of real estate assets and land acquisition          (76,717)       (55,044)
    Acquisition of real estate assets                                      --      (184,661)
    Capitalized interest                                              (3,083)        (2,467)
    Other capital expenditures                                        (8,610)        (8,485)
    Deposits in escrow                                                     --         66,108
    Proceeds from sales of real estate assets                          14,249          6,316
    Additions to mortgage notes receivable                            (1,360)        (1,478)
    Payments received on mortgage notes receivable                        834          1,234
    Advances and investments in unconsolidated affiliates             (2,846)          (643)
                                                                     --------       --------
          Net cash used in investing activities                      (77,533)      (179,120)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable                    126,463        189,663
    Principal payments on mortgage and other notes payable           (74,067)       (89,147)
    Additions to deferred financing costs                               (779)          (700)
    Proceeds from issuance of preferred stock                              --         70,175
    Proceeds from issuance of common stock                                769            155
    Proceeds from exercise of stock options                             1,446             --
    Dividends paid                                                   (26,669)       (21,843)
                                                                     --------       --------
          Net cash provided by financing activities                    27,163        148,303
                                                                     --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 2,384          3,293

CASH AND CASH EQUIVALENTS, beginning of period                          5,827          3,124
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, end of period                               $8,211         $6,417
                                                                     ========       ========
Cash paid for interest, net of amounts capitalized                    $39,117        $27,751
                                                                     ========       ========

        The accompanying notes are an integral part of these statements.


                       CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements




Note 1 - Unconsolidated Affiliates

     At June 30, 1999, the Company had investments in five partnerships all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                            Company's Share
                                    Total For The                For The
                                  Six Months Ended           Six Months Ended
                                      June 30,                    June 30,
                                  ------------------      -------------------
                                    1999      1998         1999         1998
                                  -------    -------      ------      -------
Revenues                          $13,638    $11,251      $6,718      $5,526
                                  -------    -------      ------      ------
Depreciation and amortization       1,587        674         779         332
Interest expense                    4,213      4,041       2,074       1,984
Other operating expenses            4,293      4,145       2,124       2,042
                                    -----      -----       -----       -----
Net income                         $3,545     $2,391       $1,741      $1,168
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

Note 3 - Credit Agreements

     The Company has credit facilities of $230 million of which $68.7 million is available at June 30, 1999. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 6.25% at June 30, 1999. The Company's variable rate debt as of June 30, 1999 was $499 million with a weighted average interest rate of 6.40% as compared to 6.73% as of June 30, 1998. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $314 million of variable rate debt on operating properties at a weighted average interest rate of 6.55%. There were no fees charged to the Company related to these swap agreements. Of the Company's remaining variable rate debt of $185 million, interest rate caps are in place on $100 million leaving $85 million of debt subject to variable rates. The Company's variable rate debt is limited to construction properties with no debt subject to variable rates on operating properties. The Company's swap agreements in place at June 30, 1999 are as follows:

  Swap Amount
 (in millions)       Fixed LIBOR Component     Effective Date    Expiration Date
 -------------       ---------------------     --------------    ---------------
     $65                     5.72%                01/07/98         01/07/2000
      81                     5.54%                02/04/98         02/04/2000
      50                     5.70%                06/15/98         06/15/2001
      38                     5.73%                06/26/98         06/30/2001
      80                     5.49%                09/01/98         09/01/2001

     At June 30, 1999, the Company had an interest rate cap of 7.5% on $100 million of LIBOR-based variable rate debt.

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

                                                         Associated      Community
     Three Months Ended June 30, 1999     Malls           Centers         Centers      All Other       Total
-------------------------------------     -----           -------         -------      ---------       -----
Revenues                                   $ 54,403         $3,009         $14,594      $ 2,185       $ 74,191
Property operating expenses (1)             (19,305)          (484)         (2,558)         125        (22,222)
Interest expense                            (14,970)          (647)         (3,032)      (1,016)       (19,665)
Gain on sales of real estate assets              -               -              -         3,767          3,767
                                           --------        -------         -------      -------       --------
Segment profit and loss                      20,128          1,878           9,004        5,061         36,071
                                           ========        =======         =======      =======
Depreciation and amortization                                                                         (12,890)
General and administrative and other                                                                   (3,677)
Equity in earnings and minority
interest adjustment                                                                                    (4,948)
                                                                                                      --------
Net income                                                                                             $14,556
                                                                                                      ========
Capital expenditures (2)                    $ 7,875         $  535          $6,568      $34,541        $49,519

                                                         Associated      Community
     Three Months Ended June 30, 1998     Malls           Centers         Centers      All Other       Total
-------------------------------------     -----           -------         -------      ---------       -----
Revenues                                   $ 40,596         $2,215         $13,096      $ 1,492       $ 57,399
Property operating expenses (1)             (15,015)          (804)         (5,230)       2,984        (18,065)
Interest expense                            (10,539)          (330)         (3,054)      (1,119)       (15,042)
Gain on sales of real estate assets             216              -               -          365            581
                                           --------        -------         -------      -------       --------
Segment profit and loss                      15,258          1,081           4,812        3,722         24,873
                                           ========        =======         =======      =======
Depreciation and amortization                                                                           (9,720)
General and administrative and other                                                                    (2,733)
Equity in earnings and minority
interest adjustment                                                                                     (3,272)
                                                                                                      --------
Net income                                                                                             $ 9,148
                                                                                                      ========
Capital expenditures (2)                    $49,358         $3,948         $10,173      $13,870        $77,349

                                                         Associated      Community
       Six Months Ended June 30, 1999     Malls           Centers         Centers      All Other       Total
-------------------------------------     -----           -------         -------      ---------       -----
Revenues                                   $110,015         $5,914         $28,631       $4,179       $148,739
Property operating expenses (1)             (38,587)          (963)         (3,046)      (2,126)       (44,722)
Interest expense                            (29,548)        (1,274)         (5,813)      (2,801)       (39,436)
Gain on sales of real estate assets             381              -             404        7,783          8,568
                                           --------        -------         -------      -------       --------
Segment profit and loss                      42,261          3,677          20,176        7,035         73,149
                                           ========        =======         =======      =======
Depreciation and amortization                                                                          (25,566)
General and administrative and other                                                                    (8,245)
Equity in earnings and minority
interest adjustment                                                                                    (11,036)
                                                                                                      --------
Net income                                                                                             $28,302
                                                                                                      ========
Total assets (2)                         $1,241,259        $82,462        $427,554     $164,793     $1,916,068
Capital expenditures (2)                    $11,357         $2,209          $8,753      $59,951        $82,270


                                                         Associated      Community
       Six Months Ended June 30, 1998     Malls           Centers         Centers      All Other       Total
-------------------------------------     -----           -------         -------      ---------       -----
Revenues                                    $79,174         $4,391         $26,192       $2,698       $112,455
Property operating expenses (1)             (28,131)          (804)         (5,230)        (706)       (34,871)
Interest expense                            (20,238)          (689)         (5,990)      (1,900)       (28,817)
Gain on sales of real estate assets             216              -               -        2,296          2,512
                                           --------        -------         -------      -------       --------
Segment profit and loss                      31,021          2,898          14,972        2,388         51,279
                                           ========        =======         =======      =======
Depreciation and amortization                                                                          (18,875)
General and administrative and other                                                                    (5,740)
Equity in earnings and minority
interest adjustment                                                                                     (6,917)
                                                                                                      --------
Net income                                                                                             $19,747
                                                                                                      ========
Total assets (2)                           $871,671        $66,627        $397,429      $77,332     $1,413,059
Capital expenditures (2)                   $201,725         $6,045         $15,358      $21,706       $244,834

(1) Property operating expenses includes property operating expenses, real estate taxes, and maintenance and repairs.

(2)  Developments in progress are included in the "All Other" category.

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

                               GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at June 30, 1999, the operations of a portfolio of properties consisting of twenty-four regional malls, thirteen associated centers, eighty-two community centers, an office building, joint venture investments in four regional malls and one associated center, and income from six mortgages (the "Properties"). The Operating Partnership also has one mall, one associated center, three community centers and two expansions currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of a redevelopment project Springdale Mall in Mobile, Alabama, the recently opened Bonita Lakes Mall in Meridian, Mississippi and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped in a joint venture with a third party.

     In July 1999, the Company acquired York Galleria in York, Pennsylvania. The purchase price of $68.5 million was funded from a mortgage loan in the amount of $51.1 million and $30 million in proceeds from the Company's disposition of two department stores, and two free-standing community centers. The balance of the proceeds from the dispositions of $12.6 million were used to pay down the Company's credit lines.

     The State of Tennessee has recently enacted legislation that would extend franchise and excise taxes to limited partnerships for tax years ending in 2000. The Company's has not determined the impact of the new legislation on its operations in Tennessee.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations
RESULTS OF OPERATIONS

     Operational highlights for the three monthsand six months ended June 30, 1999 as compared to June 30, 1998 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the twenty-five Stabilized Malls in the Company's portfolio increased by 5.0% on a comparable per square foot basis.

                                       Six Months Ended June 30,
                                       -------------------------
                                      1999                      1998
                                      ----                      ----
   Sales per square foot            $120.91                  $115.15

     Total sales volume in the mall portfolio, including New Malls, increased 6.2% to $670.7 million for the six months ended June 30, 1999 from $631.6 million for the six months ended June 30, 1998.

     Occupancy costs as a percentage of sales for the six months ended June 30, 1999 and 1998 for the Stabilized Malls were 13.2% and 12.9%, respectively. Occupancy costs were 11.2%, 11.2% and 11.5% for the years ended December 31, 1998, 1997, and 1996, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY
         Occupancy for the Company's overall portfolio was as follows:

                                              At June 30,
                                        -----------------------
                                        1999               1998
                                        ----               ----
    Stabilized malls                   92.0%                     91.9%
    New malls                          82.8                      90.5
    Associated centers                 91.7                      88.8
    Community centers                  96.6                      97.6
                                       -----                     -----
    Total Portfolio                    93.5%                     94.2%
                                       -----                     -----

     Occupancy in the new mall category has been affected by the inclusion of two properties that are being redeveloped Parkway Place in Huntsville, Alabama and Springdale Mall in Mobile, Alabama. Excluding Parkway Place and Springdale, new mall occupancy at the end of the quarter would have been 98.8% and total portfolio occupancy would have been 94.1%.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

AVERAGE BASE RENT

    Average base rents for the Company's three portfolio categories were as follows:

                                              At June 30,
                                        -----------------------
                                        1999               1998
                                        ----               ----

     Malls                              $19.95            $19.01
     Associated centers                   9.61              9.62
     Community centers                    8.10              8.00

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the six months ended June 30, 1999 compared to the base and percentage rent previously paid:

                         Per Square           Per Square
                          Foot Rent             Foot Rent         Percentage
                       Prior Lease (1)        New Lease (2)       Increase
                       ---------------        -------------       ----------
Malls                     $22.51                 $26.25              16.6%
Associated centers          7.75                   8.76              13.0%
Community centers           7.87                   8.15               3.6%

(1)  -   Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
(2)  -   Average base rent over the term of the lease.

     For the six months ended June 30, 1999, malls represented 76.1% of total revenues from all properties; revenues from associated centers represented 3.9%; revenues from community centers represented 17.9%; and revenues from mortgages and the office building represented 2.1%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

     Total revenues for the three months ended June 30, 1999 increased by $16.8 million, or 29.3%, to $74.2 million as compared to $57.4 million in 1998. Minimum rents increased by $10.7 million, or 28.2%, to $48.7 million as compared to $38.0 million in 1998, and tenant reimbursements increased by $4.4 million, or 26.8%, to $21.0 million in 1999 as compared to $16.6 million in 1998. Percentage rents increased by $0.5 million, or 44.7%, to $1.7 million as compared to $1.2 million in 1998.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     Management, leasing and development fees increased by $0.2 million, or 34.0%, to $1.0 million as compared to $0.7 million in 1998. This increase is primarily due to increases in fees earned in the co-development program and increases in management fees.

     Approximately $13.8 million of the increase in revenues resulted from operations at the eleven new centers opened or acquired during the past eighteen months. These centers consist of:


                                                                                                     Opening/
Project Name                    Location                          Total GLA  Type of Addition        Acquisition Date
------------                    --------                          ---------  ----------------        ----------------
Sterling Creek Commons          Portsmouth, Virginia                 65,000  New Development         June 1998
Stroud Mall                     Stroudsburg, Pennsylvania           427,000  Acquisition             April 1998
Hickory Hollow Mall             Nashville, Tennessee              1,096,000  Acquisition             July 1998
Courtyard at Hickory Hollow     Nashville, Tennessee                 77,000  Acquisition             July 1998
Rivergate Mall                  Nashville, Tennessee              1,074,000  Acquisition             July 1998
Village at Rivergate            Nashville, Tennessee                166,000  Acquisition             July 1998
Lions Head Village              Nashville, Tennessee                 93,000  Acquisition             July 1998
Janesville Mall                 Janesville, Wisconsin               609,000  Acquisition             August 1998
Meridian Mall                   Lansing, Michigan                   767,000  Acquisition             August 1998
Fiddler's Run                   Morganton, North Carolina           203,000  New Development         March 1999
Sand Lake Corners               Orlando, Florida                    559,000  New Development         June/July 1999


     Approximately $3.0 million of the increase in revenues resulted from improved operations and occupancies in the existing centers. The majority of these increases were generated at Cortlandt Towne Center in Cortlandt, New York and St. Clair Square in Fairview Heights, Illinois.

     Property operating expenses, including real estate taxes and maintenance and repairs increased in the second quarter of 1999 by $4.2 million or 23.0% to $22.2 million as compared to $18.1 million in the second quarter of 1998. This increase is primarily the result of the addition of the eleven new centers referred to above.

     Depreciation and amortization increased in the second quarter of 1999 by $3.2 million or 32.6% to $12.9 million as compared to $9.7 million in the second quarter of 1998. This increase is primarily due to the addition of the eleven new centers referred to above.

     Interest expense increased in the second quarter of 1999 by $4.6 million, or 30.7% to $19.7 million as compared to $15.0 million in 1998. This increase is primarily due to the additional interest on the eleven centers added during the last eighteen months referred to above.

     The gain on sales of real estate assets increased in the second quarter of 1999 by $3.2 million, to $3.8 million as compared to $0.5 million in 1998. The majority of gain on sales in the second quarter of 1999 were from anchor pad sales at the development project Chesterfield Crossing in Richmond, Virginia and outparcel sales at The Landing at Arbor Place in Douglasville, Georgia.

     Equity in earnings of unconsolidated affiliates increased in the second quarter of 1999 by $0.4 million to $0.8 million from $0.4 million in the second quarter of 1998 primarily due to the acquisition of a 50% interest in Parkway Place in Huntsville, Alabama.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

     Total revenues for the six months ended June 30, 1999 increased by $36.3 million, or 32.3%, to $148.7 million as compared to $112.5 million in 1998. Of this increase, minimum rents increased by $22.5 million, or 30.4%, to $96.6 million as compared to $74.0 million in 1998, and tenant reimbursements increased by $9.7 million, or 30.2%, to $41.7 million in 1999 as compared to $32.0 million in 1998.

     Improved occupancies and operations and increased rents in the Company's operating portfolio generated $6.5 million of increased revenues. The majority of these increases were generated at Cortlandt Towne Center in Cortlandt, New York and St. Clair Square in Fairview Heights, Illinois. New revenues of $29.8 resulted from operations at the twelve new centers opened or acquired during the past eighteen months. These centers are as follows:

                                                                                                    Opening/
Project Name                    Location                          Total GLA  Type of Addition        Acquisition Date
------------                    --------                          ---------  ----------------        ----------------
Sterling Creek Commons          Portsmouth, Virginia                  65,000  New Development        June 1998
Burnsville Center               Minneapolis (Burnsville),          1,070,000  Acquisition            February 1998
                                Minnesota
Stroud Mall                     Stroudsburg, Pennsylvania            427,000  Acquisition            April 1998
Hickory Hollow Mall             Nashville, Tennessee               1,096,000  Acquisition            July 1998
Courtyard at Hickory Hollow     Nashville, Tennessee                  77,000  Acquisition            July 1998
Rivergate Mall                  Nashville, Tennessee               1,074,000  Acquisition            July 1998
Village at Rivergate            Nashville, Tennessee                 166,000  Acquisition            July 1998
Lions Head Village              Nashville, Tennessee                  93,000  Acquisition            July 1998
Janesville Mall                 Janesville, Wisconsin                609,000  Acquisition            August 1998
Meridian Mall                   Lansing, Michigan                    767,000  Acquisition            August 1998
Fiddler's Run                   Morganton, North Carolina            203,000  New Development        March 1999
Sand Lake Corners               Orlando, Florida                     559,000  New Development        June/July 1999

    Management, leasing and development fees increased by $0.6 million to $2.0 million in the first six months of 1999 as compared to $1.4 million in 1998. This increase was primarily due to fees earned in the Company's co-development program and increases in management fees on managed properties.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first six months of 1999 by $9.9 million, or 28.2%, to $44.7 million as compared to $34.9 million in 1998. This increase is primarily the result of the addition of the twelve new centers referred to above.

     Depreciation and amortization increased in the first six months of 1999 by $6.7 million, or 35.4%, to $25.6 million as compared to $18.9 million in 1998. This increase is primarily the result of the addition of the twelve new centers referred to above.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     Interest expense increased in the first six months of 1999 by $10.6 million, or 36.8%, to $39.4 million as compared to $28.8 million in 1998. This increase is primarily the result of interest on debt related to the addition of the twelve new centers referred to above. The gain on sales of real estate assets increased for the six months ended June 30, 1999 by $6.1 million to $8.6 million as compared to $2.5 million in 1998. Gain on sales in the first six months of 1999 was in connection with outparcel sales at the Company's development in Sand Lake Corners in Orlando, Florida and The Landing at Arbor Place in Douglasville, Georgia and anchor pad sales at Chesterfield Crossing in Richmond, Virginia which is now under construction. The gain on sales in the first six months of 1998 were for outparcel sales at the Company's developments in Springhurst Towne Center in Louisville, Kentucky and Sterling Creek Commons in Portsmouth, Virginia.

     Equity in earnings of unconsolidated affiliates increased in the first six months of 1999 by $0.6 million to $1.7 million from $1.2 million in the first six months of 1998 primarily due to the acquisition of a 50% interest in Parkway Place in Huntsville, Alabama and improved operations at existing equity centers.


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

     As of August 1, 1999, the Company had $55.0 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of August 1, 1999, the Company had obtained revolving credit lines and term loans totaling $230.0 million of which $51.2 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the
Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.7% ownership interest in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.4%. Ownership interests issued to fund acquisitions in 1998 may be exchanged for approximately 2.4 million shares of common stock which represents a 6.5% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 36.6 million shares of common stock with a market value of approximately $965.4 million at June 30, 1999 (based on the closing price of $26.375 per share on June 30, 1999). The Company's total market equity is $1.036 billion which includes 2.9 million shares of preferred stock at the closing price of $24.625 per share on June 30, 1999. Company executive and senior officers' ownership interests had a market value of approximately $258.6 million at June 30, 1999.

     Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At June 30, 1999, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $1.239 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $45.9 million for total debt obligations of $1.285 billion with a weighted average interest rate of 7.02%.

     The Company's total conventional fixed rate debt as of June 30, 1999 was $785.5 million with a weighted average interest rate of 7.41% as compared to 8.07% as of June 30, 1998.

     The Company's variable rate debt as of June 30, 1999 was $499.0 million with a weighted average interest rate of 6.39% as compared to 6.73% as of June 30, 1998. Through the execution of swap agreements, the Company has fixed the interest rates on $314 million of debt on operating properties at a weighted average interest rate of 6.55%. Of the Company's remaining variable rate debt of $185.0 million, an interest rate cap in place of $100.0 million leaves only $85.0 million of debt subject to variable rates. Interest on this $85.0 million of variable rate debt is capitalized to projects currently under construction leaving no variable rate debt exposure on operating properties as of June 30, 1999. There were no fees charged to the Company related to its swap agreements. The Company's swap and cap agreements in place at June 30, 1999 are as follows:

  Swap /Cap Amount
    (in millions)   Fixed LIBOR Component    Effective Date     Expiration Date
    -------------   ---------------------    --------------     ---------------

         $65               5.72%                01/07/98           01/07/2000
          81               5.54%                02/04/98           02/04/2000
          50               5.70%                06/15/98           06/15/2001
          38               5.73%                06/26/98           06/26/2001
          80               5.49%                09/01/98           09/01/2001
         100               7.50%                01/01/99           01/05/2000


     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 55.4% at June 30, 1999.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     Development projects under construction and scheduled to open during 1999 are: Arbor Place Mall in Douglasville, Georgia, a suburb of Atlanta, is scheduled to open in October 1999. This 1,035,000-square-foot regional mall includes Dillard's, Parisian and Sears and big-box retailers such as Border's Books, Bed Bath & Beyond and Old Navy. The Company developed and has sold a Regal Cinema in Jacksonville, Florida, a 83,000-square-foot free-standing building, which will open in November 1999.

     The Company also has under construction Chesterfield Crossing in Richmond, Virginia, a 441,000-square-foot community center, Coastal Way in Spring Hill, Florida a 233,000-square-foot community center and a 28,000-square-foot expansion of Sutton Plaza in Mt. Olive, New Jersey. The Company currently has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall and Parkway Place in Huntsville, Alabama, a 822,000-square-foot redevelopment that was acquired in December 1998. Both of these mall projects depend on the Company's ability to obtain tax increment financing and other governmental approvals.

     In March 1999, the Company opened Fiddler's Run in Morganton, North Carolina, a 203,000-square-foot community center. The center opened 100% leased and committed. In July 1999, the Company opened a new Sears department store addition at Lakeshore Mall in Sebring, Florida and in August 1999 the balance of phase I of Sand Lake Corners in Orlando, Florida, a 594,000-square-foot community center. A 38,000-square-foot second phase of Sand Lake Corners will open in February 2000. In August 1999 the Company opened The Landing at Arbor Place in Douglasville, Georgia a 165,000-square-foot associated center adjacent to Arbor Place Mall.

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999 and 2000, provide for certain requirements or contingencies to occur before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. These requirements or contingencies include certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. The outstanding amount on standby purchase agreements was $116.4 million at June 30, 1999. Subsequent to the end of the quarter in August 1999 the Company was released from a commitment of $43.1 million. The Company received a fee for this release.

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the Company currently has no other material capital commitments.

     It is management's expectation that the Company will continue to have access to the capital resources necessary to expand and develop its business. Future development and acquisition activities will be undertaken by the Company as suitable opportunities arise. Such activities are not expected to be undertaken unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved. The Company will fund its major development, expansion and acquisition activities with its traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings, and its credit facilities in a manner consistent with its intention to operate with a conservative debt to total market capitalization ratio.

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring and non-recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 60% - 90% of its funds from operations with the remaining 10% - 40% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserve will be sufficient to cover (I) tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and (II) capital expenditures which will not be reimbursed by tenants.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit, and a return on the funds so invested is expected to be earned.

     For the first six months of 1999, revenue generating capital expenditures or tenant allowances for improvements were $5.9 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $2.5 million for the first six months of 1999. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $4.6 million for the six months ended June 30, 1999.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. However, certain environmental conditions are being evaluated at Parkway Place in
Huntsville, Alabama. There appears to be a high potential for adverse environmental conditions, specifically Total Petroleum Hydrocarbons, in the vicinity of an auto service center which had underground storage tanks. The Company ordered additional engineering studies and as part of the redevelopment will correct the environmental conditions at the site. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.


CASH FLOWS

     Cash flows provided by operating activities for the first six months of 1999, increased by $18.0 million, or 52.7%, to $52.1 million from $34.1 million in 1998. This increase was primarily due to the twelve centers opened or acquired over the last eighteen months and improved operations in the existing centers. Cash flows used in investing activities for the first six months of

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

1999 decreased by $102.3 million, to $76.9 million compared to $179.1 million in 1998. This decrease was due primarily to a decrease in acquisitions as compared to the $184.7 million of acquisitions in 1998. Cash flows provided by financing activities for the first six months of 1999 decreased by $121.1 million, to $27.2 million compared to $148.3 million in 1998 primarily due to decreased borrowings related to the development and acquisition program.


IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then- existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.


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

     THE COMPANY'S STATE OF READINESS FOR YEAR 2000 - The Company has completed a program to identify both its information and non-information processing applications that are not year 2000 compliant. As a result of this identification program, the Company believes that its core accounting applications and the majority of non-information processing applications are Year 2000 compliant. Certain of its other information and non-information processing applications were not yet Year 2000 compliant. The Company corrected or replaced all non-compliant systems and applications including embedded systems, by the end of 1998. The Company has completed communications with its significant suppliers and tenants to determine the extent to which the Company is vulnerable to the failure of such parties to correct their Year 2000 compliance issues. In addition, the Company has formed a Year 2000 Compliance Team that includes senior personnel from the financial, leasing, accounting, management information systems and operations management divisions of the Company. These individuals are charged with the duty of determining the extent of the Company's ongoing exposure and taking the appropriate action to minimize any impact of the Year 2000 problem on the Company's operations.

     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE - The Company does not expect to incur any significant costs to ensure the Year 2000 compliance of all information processing systems and non-information processing systems including embedded systems.

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


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (including the write-off of development projects not being pursued) gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 1998 the Company included straight line rent in its FFO calculation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $3.8 million in the second quarter of 1999 as compared to $0.6 million in 1998 and in the six months ended June 30, 1999 would have added $8.6 million compared to $2.5 million in 1998.

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

                        CBL & Associates Properties, Inc.
                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations


     For the three months ended June 30, 1999, FFO increased by $5.7 million, or 26.2%, to $27.6 million as compared to $21.9 million for the same period in 1998. For the six months ended June 30, 1999, FFO increased by $11.0 million, or 25.1%, to $54.9 million as compared to $43.9 million for the same period in 1998. The increases in FFO for both periods was primarily attributable to the new developments opened during 1998 and in the first six months of 1999, the acquisitions during 1998 and improved operations in the existing portfolio.

     The Company's calculation of FFO is as follows: (in thousands)


                                                         Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                        -------------------       --------------------
                                                        1999          1998         1999            1998
                                                        ----          ----         ----            ----

Income from operations                                  $15,737     $11,839         $30,770      $24,152
ADD:
Depreciation & amortization from  consolidated
properties                                               12,890       9,720          25,566       18,875
Income from operations of
 unconsolidated affiliates                                  806         431           1,741        1,168
Depreciation & amortization from
 unconsolidated affiliates                                  430         354             820          700
Write-off of development costs
 charged to net income                                      146           3             888            9

SUBTRACT:
Preferred dividend                                      (1,617)          --         (3,234)           --
Minority investors' share of
  income from operations in
 nine properties                                          (297)        (99)           (662)        (308)
Minority investors share of
  depreciation and amortization
  in nine properties                                      (226)       (227)           (458)        (433)
Depreciation and amortization of
   non-real estate assets and finance  costs              (265)       (149)           (517)        (278)
                                                          ----        ----            ----         ----
TOTAL FUNDS FROM OPERATIONS                             $27,604     $21,872         $54,914      $43,885
                                                        =======     =======         =======      =======

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  25.2 Promissory Note with Wells Fargo Bank National Associates and Parham Road Limited Partnership (York Galleria) Dated July 1, 1999

                  25.3     Agreement of Purchase and Sale By and Beween YGL
                           Partners and CBL & Associates Limited Partnership
                           assigned to Parham Road Limited Partnership (York
                           Galleria) Dated February 2, 1999
 .
                  27       Financial Data Schedule

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's July 29, 1999 conference call with analysts and investors regarding earnings (Item
                  5) was filed on July  29, 1999.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CBL & ASSOCIATES PROPERTIES, INC.

                                           /s/ John N. Foy
                                      ---------------------------
                                             John N. Foy
                       Vice Chairman of the Board, Chief Financial Officer and
                                              Treasurer
                               (Authorized Officer of the Registrant,
                                   Principal Financial Officer and
                                    Principal Accounting Officer)


Date: August 13, 1999

                                  EXHIBIT INDEX



  Exhibit
    No.
  -------

    25.2 Promissory Note with Wells Fargo Bank National Associates and Parham Road Limited Partnership (York Galleria) Dated July 1, 1999

    25.3 Agreement of Purchase and Sale By and Between YGL Partners and CBL & Associates Limited Partnership assigned to Parham Road Limited Partnership (York Galleria) Dated February 2, 1999


    27       Financial Data Schedule