Form 10-Q
period 1999-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 1999-11-15
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended     September 30, 1999
                                      -----------------------------
                                       OR

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


     The number of shares outstanding of each of the registrants classes of common stock, as of October 31, 1999 : Common Stock, par value $.01 per share, 24,730,160 shares.

                         CBL & Associates Properties, Inc.

                                     INDEX



PART I       FINANCIAL INFORMATION                                PAGE NUMBER
                                                                  -----------

             ITEM 1:       FINANCIAL INFORMATION                       3

             CONSOLIDATED BALANCE SHEETS - AS OF SEPTEMBER 30,         4
             1999 AND DECEMBER 31, 1998

             CONSOLIDATED STATEMENTS OF OPERATIONS - FOR               5
             THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
             1998 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30,
             1999 AND 1998

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                 6
             THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

             ITEM 2:       MANAGEMENT'S DISCUSSION AND                10
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

PART II      OTHER INFORMATION

             ITEM 1:       LEGAL PROCEEDINGS                          23

             ITEM 2:       CHANGES IN SECURITIES                      23

             ITEM 3:       DEFAULTS UPON SENIOR SECURITIES            23

             ITEM 4:       SUBMISSION OF MATTERS TO HAVE A            23
                           VOTE OF SECURITY HOLDERS

             ITEM 5:       OTHER INFORMATION                          23

             ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K           23

SIGNATURE                                                             24

                       CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1998 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1998.


                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                    (Dollars in thousands, except share data)
                                   (UNAUDITED)


                                                                     September 30,    December 31,
                                                                         1999            1998
                                                                     -------------    ------------
ASSETS
Real estate assets:
  Land                                                                 $277,157        $265,521
  Buildings and improvements                                          1,729,542       1,609,831
                                                                      ---------       ---------
                                                                      2,006,699       1,875,352
    Less: Accumulated depreciation                                     (211,009)       (177,055)
                                                                      ---------       ---------
                                                                      1,795,690       1,698,297
  Developments in progress                                              152,711         107,491
                                                                      ---------       ---------
    Net investment in real estate assets                              1,948,401       1,805,788
Cash and cash equivalents                                                 6,542           5,827
Receivables:
  Tenant                                                                 21,136          17,337
  Other                                                                   1,747           2,076
Mortgage notes receivable                                                 9,504           9,118
Other assets                                                             19,270          15,201
                                                                     ----------      ----------
                                                                     $2,006,600      $1,855,347
                                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable                                     $1,345,560      $1,208,204
Accounts payable and accrued liabilities                                 49,501          62,466
                                                                     ----------      ----------
  Total liabilities                                                   1,395,061       1,270,670
Distributions and losses in excess of investment
 in unconsolidated affiliates                                             3,861             855
                                                                     ----------      ----------
Minority interest                                                       175,141         168,040
                                                                     ----------      ----------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    2,875,000 outstanding in 1999 and 1998                                   29              29
  Common stock, $.01 par value, 95,000,000 shares authorized,
    24,713,566 and 24,590,936 shares issued and outstanding
    in 1999 and 1998, respectively                                          247             246
  Additional paid - in capital                                          455,296         452,252
  Accumulated deficit                                                   (22,627)        (36,235)
  Deferred compensation                                                    (408)           (510)
                                                                     ----------      ----------
    Total shareholders' equity                                          432,537         415,782
                                                                     ----------      ----------
                                                                     $2,006,600      $1,855,347
                                                                     ==========      ==========



               The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                 September 30,
                                                           ------------------------     -----------------------
                                                             1999            1998         1999           1998
                                                           --------        --------     --------       --------
REVENUES:
Rentals:
   Minimum                                                 $50,688         $44,525      $147,240       $118,545
   Percentage                                                1,595           1,146         6,497          3,975
   Other                                                       590             462         1,998          1,282
Tenant reimbursements                                       23,436          20,238        65,091         52,241
Management, development  and leasing fees                    4,493             639         6,502          2,058
Interest and other                                             920             703         3,133          2,067
                                                           -------         -------       -------        -------
  Total revenues                                            81,722          67,713       230,461        180,168
                                                           -------         -------       -------        -------
EXPENSES:
Property operating                                          13,110          11,187        36,275         29,511
Depreciation and amortization                               13,309          11,659        38,875         30,534
Real estate taxes                                            6,981           6,355        20,268         16,607
Maintenance and repairs                                      4,648           3,928        12,918         10,223
General and administrative                                   3,958           2,775        11,315          8,506
Interest                                                    20,705          19,019        60,141         47,836
Other                                                           82             113           970            122
                                                           -------         -------       -------        -------
  Total expenses                                            62,793          55,036       180,762        143,339
                                                           -------         -------       -------        -------
Income from operations                                      18,929          12,677        49,699         36,829
Gain on sales of real estate assets                            937             398         9,505          2,910
Equity in earnings of unconsolidated affiliates                678             521         2,419          1,689
Minority interest in earnings:
  Operating partnership                                     (6,068)         (3,499)      (18,183)       (11,276)
  Shopping center properties                                  (279)           (101)         (941)          (409)
                                                           -------         -------       -------        -------
Income before extraordinary item                            14,197           9,996        42,499         29,743
Extraordinary loss on extinguishment of debt                    --            (676)           --          (676)
                                                           -------         -------       -------        -------
Net income                                                  14,197           9,320        42,499         29,067
Preferred dividends                                         (1,617)         (1,617)       (4,851)        (1,617)
                                                           -------         -------       -------        -------
Net income available to common shareholders                 12,580           7,703        37,648         27,450
Basic per share data:
   Income before extraordinary item                        $  0.51         $  0.35       $  1.53        $  1.17
                                                           =======         =======       =======        =======
   Net income                                              $  0.51         $  0.32       $  1.53        $  1.14
                                                           =======         =======       =======        =======
Weighted average common shares outstanding                  24,677          24,117        24,628         24,089
Diluted per share data:
    Income before extraordinary item                       $  0.50         $  0.34       $  1.51        $  1.16
                                                           =======         =======       =======        =======
    Net income                                             $  0.50         $  0.32       $  1.51        $  1.13
                                                           =======         =======       =======        =======
Weighted average common shares and potential
 dilutive common shares outstanding                         24,935          24,409        24,869         24,345


              The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                    (UNAUDITED)

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                      ----------------------
                                                                                        1999           1998
                                                                                      -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $42,499        $29,067
Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest in earnings                                                        19,124         11,685
  Depreciation                                                                         32,071         26,032
  Amortization                                                                          7,697          5,369
  Gain on sales of real estate assets                                                  (9,505)        (2,910)
  Equity in earnings of unconsolidated affiliates                                      (2,419)        (1,689)
  Issuance of stock under incentive plan                                                   80            287
  Amortization of deferred compensation                                                   360            392
  Write-off of development projects                                                       970            122
  Distributions from unconsolidated affiliates                                          9,621          2,768
  Distributions to minority investors                                                 (17,563)       (13,193)
Changes in assets and liabilities -
  Tenant and other receivables                                                         (3,470)        (5,158)
  Other assets                                                                         (5,394)        (6,187)
  Accounts payable and accrued liabilities                                              3,998         12,833
                                                                                      -------       --------
          Net cash provided by operating activities                                    78,069         59,418
                                                                                      -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction of real estate assets and land acquisition                          (110,292)       (81,290)
    Acquisition of real estate assets                                                 (68,545)      (501,156)
    Capitalized interest                                                               (4,879)        (3,858)
    Other capital expenditures                                                        (25,023)       (16,186)
    Deposits in escrow                                                                     --         66,108
    Proceeds from sales of real estate assets                                          36,412          6,730
    Additions to mortgage notes receivable                                             (1,425)        (1,497)
    Payments received on mortgage notes receivable                                      1,039          1,435
    Advances and investments in unconsolidated affiliates                              (3,237)          (967)
                                                                                      -------       --------
          Net cash used in investing activities                                      (175,950)      (530,681)
                                                                                      -------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable                                    219,656        586,832
    Principal payments on mortgage and other notes payable                            (82,300)      (143,278)
    Additions to deferred financing costs                                                (779)        (2,025)
    Proceeds from issuance of preferred stock                                              --         70,112
    Proceeds from issuance of common stock                                                878            240
    Proceeds from exercise of stock options                                             1,469          1,391
    Purchase of minority interest                                                          --         (3,012)
    Prepayment penalties on extinguishment of debt                                         --           (676)
    Dividends paid                                                                    (40,328)       (34,658)
                                                                                      -------       --------
          Net cash provided by financing activities                                    98,596        474,926
                                                                                      -------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   715          3,663

CASH AND CASH EQUIVALENTS, beginning of period                                          5,827          3,124
                                                                                      -------       --------
CASH AND CASH EQUIVALENTS, end of period                                              $ 6,542        $ 6,787
                                                                                      =======       ========
Cash paid for interest, net of amounts capitalized                                    $60,351        $42,147
                                                                                      =======       ========

            The  accompanying  notes are an integral  part of these statements.

                          CBL & Associates Properties, Inc.
                      Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At September 30, 1999, the Company had investments in five partnerships all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                                    Company's Share
                                            Total For The               For The
                                          Nine Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                        --------------------      --------------------

                                          1999         1998        1999          1998
                                        -------      -------      ------        ------
Revenues                                $19,885      $16,535      $9,812        $8,125
                                        -------      -------      ------        ------
Depreciation and amortization             2,548        2,158       1,251         1,057
Interest expense                          6,271        5,910       3,087         2,904
Other operating expenses                  6,168        5,003       3,055         2,475
                                        -------      -------      ------        ------
Net income                              $ 4,898      $ 3,464      $2,419        $1,689
                                        =======      =======      ======        ======

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


Note 3 - Credit Agreements

     The Company has credit facilities of $230 million of which $59.7 million is available at September 30, 1999. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 6.40% at September 30, 1999. The Company's variable rate debt as of September 30, 1999 was $588.8 million with a weighted average interest rate of 6.56% as compared to 6.73% as of September 30, 1998. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $314 million of variable rate debt on operating properties at a weighted average interest rate of 6.61%. There were no fees charged to the Company related to these swap agreements. In addition, the Company's has interest rate caps in place on $150 million of variable rate debt leaving $124.8 million of debt subject to variable rates. The Company's remaining variable rate debt of $124.8 million is limited to construction properties with no debt subject to variable rates on operating properties. The Company's swap agreements in place at September 30, 1999 are as follows:

      Swap Amount          Fixed LIBOR
     (in millions)          Component     Effective Date        Expiration Date
     -------------          ---------     --------------        ---------------
         $65                   5.72%           01/07/98             01/07/2000
          81                   5.54%           02/04/98             02/04/2000
          50                   5.70%           06/15/98             06/15/2001
          38                   5.73%           06/26/98             06/30/2001
          80                   5.49%           09/01/98             09/01/2001

     At September 30, 1999, the Company had interest rate caps of $100 million at 7.5% and $50 million at 6.5% on LIBOR-based variable rate debt.


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

                                                          Associated       Community
 Three Months Ended September 30, 1999        Malls         Centers         Centers        All Other        Total
 -------------------------------------       -------     ------------    -----------       ---------       -------
Revenues                                     $58,290          $3,007        $15,224          $5,201        $81,722
Property operating expenses (1)              (21,769)           (507)        (2,681)            218        (24,739)
Interest expense                             (15,768)           (663)        (3,032)         (1,242)       (20,705)
Gain on sales of real estate assets             (426)              -            797             566            937
                                             -------          ------        -------          ------        -------
Segment profit and loss                      $20,327          $1,837        $10,308          $4,743         37,215
                                             =======          ======        =======          ======
Depreciation and amortization                                                                              (13,309)
General and administrative and other                                                                        (4,040)
Equity in earnings and minority
interest adjustment                                                                                         (5,669)
                                                                                                           -------
Income before extraordinary item                                                                           $14,197
                                                                                                           =======
Capital expenditures (2)                     $70,178          $2,118         $5,238          $16,762       $94,296



                                                           Associated      Community
 Three Months Ended September 30, 1998        Malls         Centers         Centers        All Other        Total
 -------------------------------------       -------       ----------      ---------       ---------       -------
Revenues                                     $49,426          $2,704        $14,206          $1,377        $67,713
Property operating expenses (1)              (17,575)           (479)        (2,898)           (518)       (21,470)
Interest expense                             (14,323)           (525)        (3,228)           (943)       (19,019)
Gain on sales of real estate assets                -               -              -             398            398
                                             -------          ------         ------          ------        -------
Segment profit and loss                      $17,528          $1,700         $8,080            $314         27,622
                                             =======          ======         ======          ======
Depreciation and amortization                                                                              (11,659)
General and administrative and other                                                                        (2,888)
Equity in earnings and minority
interest adjustment                                                                                         (3,079)
                                                                                                            ------
Income before extraordinary item                                                                            $9,996
                                                                                                            ======
Capital expenditures (2)                     $379,319         $13,667        $18,717         $12,333      $424,036

                                                           Associated      Community
  Nine Months Ended September 30, 1999        Malls          Centers        Centers        All Other        Total
  ------------------------------------      --------       ----------      ---------       ---------      --------
Revenues                                    $168,306          $8,948        $43,982          $9,225       $230,461
Property operating expenses (1)              (60,355)         (1,468)        (8,283)            645        (69,461)
Interest expense                             (45,316)         (1,937)        (9,168)         (3,720)       (60,141)
Gain on sales of real estate assets             (426)              -            797           9,134          9,505
                                             -------          ------        -------        --------        -------
Segment profit and loss                      $62,209          $5,543        $27,328         $15,284        110,364
                                             =======          ======        =======         =======
Depreciation and amortization                                                                              (38,875)
General and administrative and other                                                                       (12,285)
Equity in earnings and minority
interest adjustment                                                                                        (16,705)
                                                                                                           -------
Income before extraordinary item                                                                           $42,499
                                                                                                           =======
Total assets (2)                           $1,307,844        $100,585       $450,987        $147,184    $2,006,600
Capital expenditures (2)                      $81,642          $4,289        $21,654         $68,981      $176,566

                                                            Associated      Community
  Nine Months Ended September 30, 1998         Malls         Centers         Centers       All Other        Total
  ------------------------------------      --------        ----------      ---------      ---------      --------
Revenues                                    $128,600          $7,095        $40,398          $4,075       $180,168
Property operating expenses (1)              (45,706)         (1,283)        (8,129)         (1,223)       (56,341)
Interest expense                             (34,560)         (1,214)        (9,219)         (2,843)       (47,836)
Gain on sales of real estate assets              216               -              -           2,694          2,910
                                            --------          ------        -------          ------         ------
Segment profit and loss                     $ 48,550          $4,598        $23,050          $2,703         78,901
                                            ========          ======        =======          ======
Depreciation and amortization                                                                              (30,534)
General and administrative and other                                                                        (8,628)
Equity in earnings and minority
interest adjustment                                                                                         (9,996)
                                                                                                            ------
Income before extraordinary item                                                                           $29,743
                                                                                                           =======
Total assets (2)                           $1,251,142         $63,116       $345,407        $174,801    $1,834,466
Capital expenditures (2)                     $581,046         $25,394        $36,728         $25,701      $668,869


[FN]

(1) Property operating expenses include property operating expenses, real estate taxes, and maintenance and repairs.

(2) Developments in progress are included in the "All Other" category.

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


GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at September 30, 1999, the operations of a portfolio of properties consisting of twenty-five regional malls, fifteen associated centers, eighty-two community centers, an office building, joint venture investments in four regional malls and one associated center, and income from six mortgages (the "Properties"). The Operating Partnership also has one mall, three community centers and two expansions currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of a redevelopment project, Springdale Mall in Mobile, Alabama, Bonita Lakes Mall in Meridian, Mississippi which opened in October 1997, and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped in a joint venture with a third party.

     In July 1999, the Company acquired York Galleria in York, Pennsylvania. The purchase price of $68.5 million was funded from a mortgage loan in the amount of $51.1 million and in part from $30 million in proceeds from the Company's disposition of two department stores, and two free-standing community centers. A portion of such proceeds were allocated to a like-kind exchange of properties under section 1031 of the Internal Revenue Code of 1986 as amended. The $12.6 million balance of the proceeds from the dispositions was used to pay down the Company's credit lines.

     The State of Tennessee has recently enacted legislation that would extend franchise and excise taxes to limited liability entities generally for tax years beginning on or after July 1, 1999. The effect of this new legislation on the Company's operations in Tennessee is currently estimated to be approximately $2 million.


RESULTS OF OPERATIONS

     Operational highlights for the three months and nine months ended September 30, 1999 as compared to September 30, 1998 are as follows:


SALES

     Mall shop sales, for those tenants who have reported, in the twenty-six Stabilized Malls in the Company's portfolio increased by 5.2% on a comparable per square foot basis.

                                         Nine Months Ended September 30,
                                         -------------------------------
                                            1999                 1998
                                         ---------           -----------
         Sales per square foot            $184.16              $175.04

     Total sales volume in the mall portfolio, including New Malls, increased 9.1% to $1.053 billion for the nine months ended September 30, 1999 from $964.7 million for the nine months ended September 30, 1998.

     Occupancy costs as a percentage of sales for the nine months ended September 30, 1999 and 1998 for the Stabilized Malls were 13.0% and 12.3%, respectively. Occupancy costs were 11.2%, 11.2% and 11.5% for the years ended December 31, 1998, 1997, and 1996, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

         Occupancy for the Company's overall portfolio was as follows:

                                            At September 30,
                                         ---------------------
                                         1999             1998
                                         ----             ----
      Stabilized malls                   92.7%            91.7%
      New malls                          85.9             92.0
      Associated centers                 91.1             91.0
      Community centers                  96.5             96.5
      Total Portfolio                    93.8%            93.7%


     Occupancy in the New Mall category has been affected by the inclusion of two properties that are being redeveloped, Parkway Place in Huntsville, Alabama and Springdale Mall in Mobile, Alabama. Excluding Parkway Place and Springdale, new mall occupancy at the end of the quarter would have been 98.0% and total portfolio occupancy would have been 94.2%.

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories were as follows:

                                                 At September 30,
                                               --------------------
                                                1999          1998
                                               ------        ------
                 Malls                         $19.96        $19.75
                 Associated centers              9.39          9.41
                 Community centers               8.31          8.00


LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the nine months ended September 30, 1999 compared to the base and percentage rent previously paid:


                              Per Square           Per Square
                               Foot Rent             Foot Rent       Percentage
                            Prior Lease (1)        New Lease (2)      Increase
                            ---------------        -------------      --------
Malls                            $23.27               $26.49            13.8%
Associated centers                 9.51                10.58            11.2%
Community centers                  8.18                 9.11            11.4%

[FN]

  (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
  (2) -  Average base rent over the term of the lease.

     For the nine months ended September 30, 1999, malls represented 75.6% of total revenues from all properties; revenues from associated centers represented 3.8%; revenues from community centers represented 17.9%; and revenues from mortgages, development fees and the office building represented 2.7%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues for the three months ended September 30, 1999 increased by $14.0 million, or 20.7%, to $81.7 million as compared to $67.7 million in 1998. Minimum rents increased by $6.2 million, or 13.8%, to $50.7 million as compared to $44.5 million in 1998, and tenant reimbursements increased by $3.2 million, or 15.8%, to $23.4 million in 1999 as compared to $20.2 million in 1998. Percentage rents increased by $0.5 million, or 39.2%, to $1.6 million as compared to $1.1 million in 1998.

     Management, leasing and development fees increased by $3.9 million, to $4.5 million as compared to $0.6 million in 1998. This increase was primarily due to a fee of $3.1 million from a co-development property and increases in management fees on managed properties.

     Approximately $6.3 million of the increase in revenues resulted from operations at the seven new centers opened or acquired during the past fifteen months. These centers consist of:

                                                                                                      Opening/
Project Name                    Location                          Total GLA  Type of Addition      Acquisition Date
------------                    --------                          ---------  ----------------      ----------------
Janesville Mall                 Janesville, Wisconsin               609,000  Acquisition             August 1998
Meridian Mall                   Lansing, Michigan                   767,000  Acquisition             August 1998
Sterling Creek Commons          Portsmouth, Virginia                 65,000  New Development         September 1998
Fiddler's Run                   Morganton, North Carolina           203,000  New Development         March 1999
Sand Lake Corners               Orlando, Florida                    559,000  New Development         July 1999
York Galleria                   York, Pennsylvania                  767,000  Acquisition             July 1999
The Landing at Arbor Place      Douglasville, Georgia               163,000  New Development         August 1999



     Approximately $4.6 million of the increase in revenues resulted from improved operations and occupancies in the existing centers. The majority of these increases was generated at Cortlandt Towne Center in Cortlandt, New York and St. Clair Square in Fairview Heights, Illinois and $3.1 million in revenues from a fee earned in the co-development program.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the third quarter of 1999 by $3.3 million or 15.2% to $24.7 million as compared to $21.5 million in the second quarter of 1998. This increase was primarily the result of the addition of the seven new centers referred to above.

     Depreciation and amortization increased in the third quarter of 1999 by $1.7 million or 14.1% to $13.3 million as compared to $11.6 million in the second quarter of 1998. This increase is primarily due to the addition of the seven new centers referred to above.

     Interest expense increased in the third quarter of 1999 by $1.7 million, or 8.9% to $20.7 million as compared to $19.0 million in 1998. This increase was primarily due to the additional interest on the seven centers added during the last fifteen months referred to above.

     The gain on sales of real estate assets increased in the third quarter of 1999 by $0.5 million, to $0.9 million as compared to $0.4 million in 1998. The majority of gain on sales in the third quarter of 1999 was from outparcel sales at The Landing at Arbor Place in Douglasville, Georgia and sales of two completed centers, offset by losses on the sales of two department store pads.

     Equity in earnings of unconsolidated affiliates increased in the third quarter of 1999 by $0.2 million to $0.7 million from $0.5 million in the third quarter of 1998 primarily due to the acquisition of a 50% interest in Parkway Place in Huntsville, Alabama.


     COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Total revenues for the nine months ended September 30, 1999 increased by $50.3 million, or 27.9%, to $230.5 million as compared to $180.2 million in 1998. Of this increase, minimum rents increased by $28.7 million, or 24.2%, to $147.2 million as compared to $118.5 million in 1998, and tenant reimbursements increased by $12.9 million, or 24.6%, to $65.1 million in 1999 as compared to $52.2 million in 1998. Percentage rents increased by $2.5 million, or 63.4% to $6.5 million as compared to $4.0 million in 1998.

     Improved occupancies and operations and increased rents in the Company's operating portfolio generated $9.6 million of increased revenues. The majority of these increases was generated at Cortlandt Towne Center in Cortlandt, New York and St. Clair Square in Fairview Heights, Illinois. Revenues of $3.1 million were generated from a fee earned in the Company's co-development program. New revenues of $37.6 resulted from operations at the fourteen new centers opened or acquired during the past twenty-one months. These centers are as follows:

                                                                                                      Opening/
Project Name                    Location                          Total GLA  Type of Addition      Acquisition Date
------------                    --------                          ---------  ----------------      -----------------
Burnsville Center               Minneapolis (Burnsville),          1,070,000  Acquisition            February 1998
                                Minnesota
Stroud Mall                     Stroudsburg, Pennsylvania            427,000  Acquisition            April 1998
Hickory Hollow Mall             Nashville, Tennessee               1,096,000  Acquisition            July 1998
Courtyard at Hickory Hollow     Nashville, Tennessee                  77,000  Acquisition            July 1998
Rivergate Mall                  Nashville, Tennessee               1,074,000  Acquisition            July 1998
Village at Rivergate            Nashville, Tennessee                 166,000  Acquisition            July 1998
Lions Head Village              Nashville, Tennessee                  93,000  Acquisition            July 1998
Janesville Mall                 Janesville, Wisconsin                609,000  Acquisition            August 1998
Meridian Mall                   Lansing, Michigan                    767,000  Acquisition            August 1998
Sterling Creek Commons          Portsmouth, Virginia                  65,000  New Development        September 1998
Fiddler's Run                   Morganton, North Carolina            203,000  New Development        March 1999
Sand Lake Corners               Orlando, Florida                     559,000  New Development        July 1999
York Galleria                   York, Pennsylvania                   767,000  Acquisition            July 1999
The Landing at Arbor Place      Douglasville, Georgia                163,000  New Development        August 1999

     Management, leasing and development fees increased by $4.4 million to $6.5 million in the first nine months of 1999 as compared to $2.1 million in 1998. This increase was primarily due to a fee of $3.1 million from a co-development property, increases in fees from co-development properties in general and increases in management fees on managed properties.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first nine months of 1999 by $13.1 million, or 23.3%, to $69.5 million as compared to $56.3 million in 1998. This increase was primarily the result of the addition of the fourteen new centers referred to above.

     Depreciation and amortization increased in the first nine months of 1999 by $8.3 million, or 27.3%, to $38.9 million as compared to $30.5 million in 1998. This increase was primarily the result of the addition of the fourteen new centers referred to above.

     Interest expense increased in the first nine months of 1999 by $12.3 million, or 25.7%, to $60.1 million as compared to $47.8 million in 1998. This increase was primarily the result of interest on debt related to the addition of the fourteen new centers referred to above.

     The gain on sales of real estate assets increased for the nine months ended September 30, 1999 by $6.6 million to $9.5 million as compared to $2.9 million in 1998. Gain on sales in the first nine months of 1999 was in connection with outparcel sales at the Sand Lake Corners development in Orlando, Florida and The Landing at Arbor Place in Douglasville, Georgia and anchor pad sales at Chesterfield Crossing in Richmond, Virginia which is now under construction. The gain on sales in the first nine months of 1998 was for outparcel sales at the Company's developments in Springhurst Towne Center in Louisville, Kentucky and Sterling Creek Commons in Portsmouth, Virginia.

     Equity in earnings of unconsolidated affiliates increased in the first nine months of 1999 by $0.7 million to $2.4 million from $1.7 million in the first nine months of 1998 primarily due to the acquisition of a 50% interest in Parkway Place in Huntsville, Alabama and improved operations at existing equity centers.


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

     As of November 1, 1999, the Company had $46.1 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of November 1, 1999, the Company had obtained revolving credit lines and term loans totaling $230.0 million of which $33.9 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the
Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.7% ownership interest in the Operating Partnership held by the Company's executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately 1.7 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.4%. Ownership interests issued to fund acquisitions in 1998 may be exchanged for approximately 2.4 million shares of common stock which represents a 6.5% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 36.6 million shares of common stock with a market value of approximately $894.8 million at September 30, 1999 (based on the closing price of $24.4375 per share on September 30, 1999). The Company's total market equity is $957.9 million which includes 2.9 million shares of preferred stock at the closing price of $21.9375 per share on September 30, 1999. Company executive and senior officers' ownership interests had a market value of approximately $271.8 million at September 30, 1999.

     Mortgage debt consists of debt on certain consolidated properties as well as on four properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At September 30, 1999, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $1.324 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $45.8 million for total debt obligations of $1.370 billion with a weighted average interest rate of 7.04%.

     The Company's total conventional fixed rate debt as of September 30, 1999 was $781.1 million with a weighted average interest rate of 7.41% as compared to 8.07% as of September 30, 1998.

     The Company's variable rate debt as of September 30, 1999 was $588.8 million with a weighted average interest rate of 6.56% as compared to 6.73% as of September 30, 1998. Through the execution of swap agreements, the Company has fixed the interest rates on $314 million of debt on operating properties at a weighted average interest rate of 6.60%. In addition, the Company has interest rate caps in place on $150.0 million of variable rate debt leaving $124.8 million of debt subject to variable rates. The Company's remaining variable rate debt of $124.8 million is capitalized to projects currently under construction leaving no variable rate debt exposure on operating properties as of September 30, 1999. There were no fees charged to the Company related to its swap agreements. The Company's swap and cap agreements in place at September 30, 1999 are as follows:

     Swap /Cap Amount
      (in millions)   Fixed LIBOR Component    Effective Date    Expiration Date
      -------------   ---------------------    --------------    ---------------
           $65             5.72%                  01/07/98         01/07/2000
            81             5.54%                  02/04/98         02/04/2000
            50             5.70%                  06/15/98         06/15/2001
            38             5.73%                  06/26/98         06/26/2001
            80             5.49%                  09/01/98         09/01/2001
           100             7.50%                  01/01/99         01/05/2000
            50             6.50%                  09/27/99         09/27/2000


     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 58.9% at September 30, 1999.

     During the quarter the Company closed a $14 million re-development loan on Sutton Plaza in Mt. Olive, New Jersey. The initial funding of $4.9 million was used to pay-down the Company's credit facilities. The Company also extended the maturity of its $120 million credit facility with Wells Fargo to September 2001.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     On October 13, 1999 the Company opened Arbor Place Mall in Douglasville, Georgia, (west Atlanta). This 1,035,000-square-foot regional mall includes Dillard's, Parisian and Sears and big-box retailers such as Border's Books, Bed Bath & Beyond and Old Navy. The Company developed and in July 1999 sold a Regal Cinema in Jacksonville, Florida, an 83,000-square-foot free-standing building, which will open in November 1999.

     The Company also has under construction Chesterfield Crossing in Richmond, Virginia, a 441,000-square-foot community center, Coastal Way Shopping Center in Spring Hill, Florida, a 233,000-square-foot community center a 28,000-square-foot expansion of Sutton Plaza in Mt. Olive, New Jersey and a 171,000 square foot expansion to Asheville Mall in Asheville, North Carolina. Subsequent to the end of the quarter in October 1999, the Company began construction on The Lakes Mall in Muskegon, Michigan, a 610,000-square-foot regional mall and Gunbarrel Pointe in Chattanooga, Tennessee, a
282,000-square-foot associated center. The Company currently has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall and Parkway Place in Huntsville, Alabama, an 822,000-square-foot redevelopment that was acquired in December 1998. Both of these mall projects depend on the Company's ability to obtain tax increment financing and other governmental approvals.

     In July 1999, the Company opened a new Sears department store as an addition to Lakeshore Mall in Sebring, Florida and, in August 1999, the balance of phase I of Sand Lake Corners in Orlando, Florida, a 594,000-square-foot community center. A 38,000-square-foot second phase of Sand Lake Corners will open in June 2000. In August 1999, the Company opened The Landing at Arbor Place in Douglasville, Georgia, a 165,000-square-foot associated center adjacent to Arbor Place Mall.

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of community centers in Georgia and Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 1999 and 2000, provide for certain requirements or contingencies to occur before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. These requirements or contingencies include certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. The outstanding amount on standby purchase agreements was $66.2 million at September 30, 1999. In August 1999 the Company was released from a commitment of $43.1 million and the Company received a $3.1 million fee for this release.

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

     For the first nine months of 1999, revenue generating capital expenditures or tenant allowances for improvements were $8.0 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $7.2 million for the first nine months of 1999. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $8.7 million for the nine months ended September 30, 1999.

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


CASH FLOWS

     Cash flows provided by operating activities for the first nine months of 1999, increased by $18.7 million, or 31.4%, to $78.1 million from $59.4 million in 1998. This increase was primarily due to the fourteen centers opened or acquired over the last twenty-one months and improved operations in the existing centers. Cash flows used in investing activities for the first nine months of 1999 decreased by $354.7 million, to $176.0 million compared to $530.7 million in 1998. This decrease was due primarily to a decrease in acquisitions of $68.5 million as compared to the $501.2 million of acquisitions in 1998. Cash flows provided by financing activities for the first nine months of 1999 decreased by $376.3 million, to $98.6 million compared to $474.9 million in 1998 primarily due to decreased borrowings related to the development and acquisition program.


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

FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items (including the write-off of development projects not being pursued) gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties other than the Operating Partnership. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 1998 the Company included straight line rent in its FFO calculation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $0.9 million in the third quarter of 1999 as compared to $0.4 million in 1998 and in the nine months ended September 30, 1999 would have added $9.5 million compared to $2.9 million in 1998.

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

     For the three months ended September 30, 1999, excluding the $3.1 million fee earned in the co-development program, FFO increased by $4.7 million, or 20.4%, to $28.0 million as compared to $23.2 million for the same period in 1998. For the nine months ended September 30, 1999, again excluding the $3.1 million fee earned in the co-development program, FFO increased by $15.8 million, or 23.5%, to $82.9 million as compared to $67.1 million for the same period in 1998. The increases in FFO for both periods was primarily attributable to the new developments opened during 1998 and in the first nine months of 1999, the acquisitions during 1998 and 1999 and improved operations in the existing portfolio.

         The Company's calculation of FFO is as follows: (in thousands)

                                                         Three Months Ended               Nine Months Ended
                                                            September 30,                    September 30,
                                                       ------------------------         ------------------------
                                                        1999              1998            1999            1998
                                                       -------          -------         -------          -------

Income from operations                                 $18,929          $12,677         $49,699          $36,829
ADD:
Depreciation & amortization from consolidated
 properties                                             13,309           11,659          38,875           30,534
Income from operations of
 unconsolidated affiliates                                 678              521           2,419            1,689
Depreciation & amortization from
 unconsolidated affiliates                                 431              357           1,251            1,057
Write-off of development costs
 charged to net income                                      82              113             970              122

SUBTRACT:
Preferred dividend                                      (1,617)          (1,617)         (4,851)          (1,617)
Minority investors' share of
 income from operations in
 nine properties                                          (279)            (101)           (941)            (409)
Minority investors share of
  depreciation and amortization
  in nine properties                                      (250)            (216)           (708)            (649)
Depreciation and amortization of
  non-real estate assets and finance costs                (218)            (168)           (735)            (446)
                                                       -------          -------         -------          -------
TOTAL FUNDS FROM OPERATIONS                            $31,065          $23,225         $85,979          $67,110
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

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  27     Financial Data Schedule

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's October 27, 1999 conference call with analysts and investors regarding earnings (Item 5) was filed on October 27, 1999.

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




Date: November 15, 1999

                              EXHIBIT INDEX



  Exhibit
    No.


    27      Financial Data Schedule