Form 10-K
period 1999-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2000-03-29
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended December 31, 1999

                                    OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ______ to ______

                        Commission File No. 1-12494

                    CBL & ASSOCIATES PROPERTIES, INC.
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                           62-1545718
-------------------------------     -------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)      Number)


6148 Lee Highway, Suite 300
Chattanooga, Tennessee                                      37421
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (423) 855-0001

Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each Exchange
Title of Each Class                    on which Registered
-------------------                    -------------------
Common Stock, $.01 par                 New York Stock Exchange
value per share
9% Series A Cumulative                 New York Stock Exchange
Redeemable Preferred
Stock, par value $.01 per share,


Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $531,789,880 based on the closing price on the New York Stock Exchange for such stock on March 21, 2000.

     As of March 21, 2000, there were 24,806,525 shares of the Registrant's Common Stock outstanding and 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Registrant's definitive proxy statement filed on March 24, 2000 in respect to the Annual Meeting of Stockholders to be held on May 3, 2000.

                                   FORM 10-K

                               TABLE OF CONTENTS

Item No.                                                                  Page
-------                                                                   ----
                                      PART I

Item 1     Business.......................................................  3
Item 2     Properties..................................................... 15
Item 3     Legal Proceedings.............................................. 37
Item 4     Submission of Matters to a Vote of Security Holders............ 37

                                      PART II

Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters............................................ 37
Item 6     Selected Financial Data........................................ 39
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................ 40
Item 7A    Quantitative and Qualitative Disclosures about Market Risk..... 53
Item 8     Financial Statements and Supplementary Data.................... 53
Item 9     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure............................ 53

                                      PART III

Item 10    Directors and Executive Officers of the Registrant............. 53
Item 11    Executive Compensation......................................... 53
Item 12    Security Ownership of Certain Beneficial Owners
           and Management................................................. 53
Item 13    Certain Relationships and Related Transactions................. 53

                                      PART IV

Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K............................................ 54

Cautionary Statement Relevant to Forward-Looking Information or the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This Annual Report on Form 10-K contains forward-looking statements, such as information relating to the Company's growth strategy, projects under construction, liquidity and capital resources, compliance with environmental laws and regulations, and the year 2000 compliance of the Company's computer systems. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


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

On November 3, 1993, the Company completed the initial public offering (the "Offering") of 15,400,000 shares of its common stock, par value $.01 per share (the "Common Stock"). Simultaneously with the completion of the Offering, CBL transferred to the Operating Partnership substantially all of CBL's interests in its real estate properties and its management and development operations in exchange for an interest in the Operating Partnership. CBL also acquired an additional interest in the Operating Partnership for a cash payment. Each of the partnership interests in the Operating Partnership may, at the election of its respective holder, be exchanged for shares of Common Stock of the Company, subject to certain limitations imposed by the Code.

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

In January 1997, the Company completed a follow-on offering of 3,000,000 shares of its Common Stock at $26.125 per share. CBL purchased 55,000 of these shares.

In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price to the public of $25.00 per share. The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs.

     In October 1999 the Company acquired a tract of land in Muskegon, Michigan for the development of a regional mall thereon. As a part of the acquisition, a third party contributed a portion of the land to the Operating Partnership receiving in return a limited partner interest in the Operating Partnership with a value of $1,927,000 on the date of contribution.

After giving effect to the above transactions at December 31, 1999, CBL (including interest held by former executive) holds a 25.6% limited partner interest in the Operating Partnership, the Company holds a 67.7% general and limited partner interest in the Operating Partnership and third parties hold a 6.7% limited partner interest. In addition, CBL holds approximately 1.8 million of the outstanding shares of Common Stock for a total ownership share of 30.6%.

General

The Company owns interests in a portfolio of properties, which as of December 31, 1999 consisted of 30 enclosed regional malls (the "Malls"), 15 associated centers (the "Associated Centers"), each of which is part of a regional shopping mall complex, and 82 independent community and neighborhood shopping centers (the "Community Centers"). Except for eleven Malls, three Associated Centers and three Community Centers which were acquired from third parties, each of these properties were developed by CBL or the Company.

Additionally, as of December 31, 1999 the Company owned one regional Mall, one Associated Center and three neighborhood shopping centers currently under construction (the "Construction Properties"). The Company also owned as of December 31, 1999 options to acquire certain shopping center development sites (the "Development Properties").

The Company also owned, as of December 31, 1999, mortgages (the "Mortgages") on community and neighborhood shopping centers owned by non-CBL affiliates. The Mortgages were granted in connection with sales by CBL of certain properties previously developed by CBL. The Company also owns an interest in a three-story office building in Chattanooga, Tennessee, a portion of which serves as the Company's headquarters (the "Office Building"). The Malls, Associated Centers, Community Centers, Construction Properties, Development Properties, Mortgages and Office Building are collectively referred to herein as the "Properties" and individually as a "Property".

As of December 31, 1999 the Company had also entered into standby purchase agreements with third-party developers for the construction, development and potential ownership of two community centers in Texas (the "Co-Development Projects"). The developers have utilized these standby purchase agreements as additional security for their lenders to fund the construction of the Co-Development Projects. The standby purchase agreements for each of the Co-Development Projects require the Company to purchase the related
Co-Development   Project  upon  such  Co-Development   Project  meeting  certain
completion requirements and rental levels. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. The outstanding amount of standby purchase agreements at December 31, 1999 is $60.7 million.

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

Management and Operation of Properties

     Management Company

     The Company is self-managed and self-administered. To comply with certain technical requirements of the Code, the Company's property management and development activities, sales of peripheral land and maintenance and security operations are carried out through the Management Company.

     The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company. The remaining 95% of the common stock is held by Charles Lebovitz, his family and his associates. Substantially all of CBL's asset management, property management and leasing and development operations, including CBL's executive, property, financial, legal and administrative personnel, were transferred to the Management Company as part of the Formation. The Management Company manages all of the Properties (except for Governor's Square and Governor's Plaza in Clarksville, Tennessee -- see below) under a management agreement that may be terminated at any time by the Operating Partnership upon 30 days written notice. In addition, the Management Company manages certain properties owned by CBL that were not transferred to the Company in the Formation as well as certain shopping centers owned by non-CBL affiliates. Through its ownership of the Management Company's preferred stock, the Operating Partnership enjoys substantially all of the economic benefits of the Management Company's business. Requirements set forth in the Management Company's Amended and Restated Certificate of Incorporation, state that a majority of the Management Company's board of directors are required to be independent of CBL. From November 1993 to the current date, the board of directors of the Management Company has consisted of the same individuals as the Company's board of directors, including the four independent directors.

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

     Virtually all operating activities of the Company are supported by a computer software system which is designed to provide management with operating data necessary to make informed business decisions on a timely basis. The Company has a program of on-going upgrades to hardware and software that support the accounting and management information system. Subsequent to the year end the Company also completed an upgrade and revision to the Company's web site used to publish integrated information on the world wide web. These systems were developed to more efficiently assist management in efforts to martket the properties, maintain management quality, enhance investor relations and communications and enhance tenant relations while minimizing operating expenses. Retail sales analysis, leasing information, budget controls, accounts receivable/payable, operating expense variance reports and income analysis are continually available to management. Through these systems management also has available information that facilitates the development and monitoring of budgets and other relevant information. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000.

     Management pursues periodic preventative property maintenance programs, which encompass paving, roofing, HVAC and general improvements to the Properties' common areas. The on-site property managers oversee all such work in accordance with approved budgets with the coordination of, and reporting to home office management.

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

Employees

     The Company, through the Management Company, currently employs approximately 376 full time and 143 part time persons. None of these employees is currently represented by any union. The Company does not have any employees other than its statutory officers.

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

     All of the Properties (excluding properties upon which the Company holds an option to purchase but does not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments by independent environmental consultants. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the Property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks ("UST"s) used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. Parkway Place was acquired in December 1998 and all of the existing building will be demolished over time as the mall is redeveloped. Approximately 350 square feet of ground in the vicinity of a former auto service center has been identified as being contaminated with Total Petroleum Hydrocarbons and is scheduled to be remediated during the demolition process. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samples of building materials or subsurface investigations were, or, with respect to one
                                   -6-

Property, will be undertaken. At certain Properties, where warranted by the conditions, the Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to ACMs. The costs associated with the development and implementation for such programs were not material.

     Although there can be no assurances that such environmental liability does not exist, other than Parkway Place in Huntsville, Alabama, none of the environmental assessments have identified and the Company is not aware of any environmental liability with respect to the properties in which the Company or the Operating Partnership has or had an interest (whether as an owner or operator) that the Company believes would have a material adverse effect on the Company's financial condition, results of operations or cash flows. Nevertheless, it is possible that the environmental assessments available to the Company do not reveal all potential environmental liabilities, that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the relevant Property Partnership. The existence of any such environmental liability could have an adverse effect on the Company's results of operations, cash flow and the funds available to the Company to pay dividends.

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

     Geographic Concentration

     The Properties are located principally in the southeastern United States in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Twenty Malls, fourteen Associated Centers, sixty-four Community Centers and the Office Building are located in these states. The Company's results of operations and funds available for distribution to stockholders therefore will be subject generally to economic conditions in the southeastern United States. As of December 31, 1999, the Properties located in the southeastern United States accounted for 62.9% of the Company's total assets, and provided 66.5% of the Company's total revenues for the year ended December 31, 1999.

     Third Party Interests In Certain Properties

     The Operating Partnership owns partial interests in seven Malls, five Associated Centers, one Community Center, the Office Building and one Mall under development. The Operating Partnership or an affiliate of the Company is the managing general partner of the Property Partnerships that own such Properties, except for the Governor's Square Mall and its Associated Center, Governor's Plaza, in which affiliates of the Operating Partnership are non-managing general partners.

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

     Dependence on Significant Properties

     Hamilton Place in Chattanooga, Tennessee and Burnsville Center in Minneapolis (Burnsville), Minnesota accounted for approximately 5.4% and 5.2%, respectively, of total revenues of the Company for the period ended December 31, 1999. The Company's financial position and results of operations will therefore be disproportionately affected by the results experienced at these Properties.

     Dependence on Key Tenants

     As of December 31, 1999, The Limited Inc. Stores (including Intimate Brands, Inc.) maintained 130 stores in Company properties and in the year ended December 31, 1999 accounted for approximately 7.6% of total revenues of the Company. As of December 31, 1999, the Venator Group, Inc. (Champs Sports, Footlocker, Kinney Shoes, etc.) had 90 stores and in the year ended December 31, 1999, accounted for 2.1% of the total revenues of the Company. As of December 31, 1999, Food Lion served as an anchor tenant in 37 of the Community Centers and for the year then ended accounted for approximately 2.7% of total revenues of the Company. Food Lion is a publicly traded North Carolina- based operator of supermarkets. The loss or bankruptcy of any of these or other key tenants could negatively affect the Company's financial position and results of operations. The Company's Strategy for Growth

     Management believes that per share growth in the Company's Funds from Operations, as defined below, is one of the key factors in enhancing shareholder value. Management also believes that Funds from Operations is a widely used measure of the operating performance of REITs, and its consistent determination provides a relevant basis for comparison among REITs. It is the objective of the Company's management to achieve growth in Funds from Operations through the aggressive management of the Company's existing Properties, the expansion and renovation of existing Properties, the development of new properties, and select acquisitions. Funds from Operations can also be affected by external factors, such as inflation, fluctuations in interest rates or changes in general economic conditions, which are beyond the control of the Company's management.

     "Funds from Operations" is defined by the Company as net income (loss) before property depreciation, other non-cash items, gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. The National Association of Real Estate Investment Trusts ("NAREIT") has amended the definition of Funds from Operations so that the write-off of development costs will no longer be added back in the calculation (to be effective beginning January 2000). The Company will comply with the amended definition. The cost of interest rate caps and finance costs on the Company's lines of credit are amortized and included in interest expense and, therefore, reduces Funds from

Operations. Funds from Operations also includes the Company's share of Funds from Operations in unconsolidated properties and excludes minority interests' share of Funds from Operations in consolidated properties. The Company excludes outparcel sales from its Funds from Operations calculation, even though the NAREIT definition allows their inclusion. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principals ("GAAP") and is not necessarily indicative of cash available from operations to fund all cash flow needs and should not be considered an alternative to net income (loss) for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

     The Company classifies its regional malls into two categories - stabilized malls ("Stabilized Malls") which have completed their initial lease-up and new malls ("New Malls") which are in their initial lease-up phase or are being redeveloped. At year end the New Mall category was comprised of Springdale Mall in Mobile, Alabama which was acquired in September 1997 and which is being redeveloped and retenanted; Bonita Lakes Mall in Meridian, Mississippi which opened in October 1997; Parkway Place Mall in Huntsville, Alabama which was acquired in December, 1998 and which is being redeveloped and Arbor Place in Atlanta (Douglasville), Georgia, which opened in October 1999.

     Specifically, the Company has implemented its objective of growing its Funds from Operations and will continue to do so by:

-    Maximizing the cash flow from its existing  portfolio of Malls,  Associated
     Centers  and  Community   Centers,   and  other  retail  complexes  through
     aggressive leasing, management, and marketing, including:

     - an active leasing strategy which seeks to increase occupancy. At December 31, 1999, the occupancy at the Stabilized Malls, New Malls, Associated Centers, and Community Centers was 94.5%, 88.0%, 93.2%, and 97.7%, respectively, as compared to occupancies of 93.7%, 92.7%, 90.7%, and 97.0%, respectively, at December 31,
              1998;


     - expanded merchandising, marketing and promotional activities, with the goal of enhancing tenant sales and thereby increasing percentage rents. Mall store sales per square foot for the year ended December 31, 1999 were 5.0% higher at the Stabilized Malls than for the year ended December 31, 1998;

     - increased base rents as tenant leases expire, renegotiation of leases and negotiation of terminations of leases of under performing retailers. At December 31, 1999 average base rents per square foot at the Malls, Associated Centers, and Community Centers was $20.68, $9.78, and $8.32, respectively, as compared to average base rents per square foot of $19.82, $9.68, and $8.22, respectively, at December 31, 1998;

     - control of operating costs. Occupancy costs as a percentage of sales at the Stabilized Malls remained relatively stable at 11.5% (excluding acquisition malls from year of acquisition)for the year ended December 31, 1999 as compared to 11.1% for the year ended December 31, 1998.

- Expanding and renovating existing properties to maintain their competitive position.

      - Most of the Malls were designed to allow for expansion and growth through the addition of new department stores or other large retail stores as anchors ("Anchors"). Twenty-four of the thirty Malls have undergone expansion or renovation since their opening, and all of the non-acquired Malls have been either built or renovated in the last 10 years. Two of the Malls had available Anchor pads at December 31, 1999. Twenty existing Anchors at eleven Malls have expansion potential at their existing stores. During 1999, the Company renovated College Square in Morristown, Tennessee, Governor's Square in Clarksville,

              Tennessee and Rivergate Mall in Nashville, Tennessee and expanded Lakeshore Mall in Sebring, Florida adding Sears as the fifth department store.

     - In the Community Center and Associated Center portfolios, the Company renovated six Community Centers, began expansion of one Community center and renovated two Associated Center in 1999. In 2000, the Company plans to renovate at least four Community Centers.

- Developing new retail properties with profitable returns on capital, leading to growth in the future.

     - During 1999, the Company began the expansion of Asheville Mall in Asheville, North Carolina and plans to renovate it in 2000.

     - In 1999, the Company opened one Mall, one Associated Center, three Community Centers and one expansion center. Summary information concerning these properties is set forth below.


                        Summary Information Concerning Properties
                     Opened During the Year Ended December 31, 1999

                                               Anchor         Non-
Name of Center/                    Total        GLA          Anchor    Percentage   Opening
Location                           GLA(1)       (2)           GLA       Leased(3)     Date           Anchors
-----------------------------    ----------    --------     --------   ----------  ------------  --------------------
Malls
-----
Arbor Place Mall............      1,035,000     655,000      380,000        88%    Oct-1999      Dillard's, Parisian(6),
Atlanta (Douglasville), GA                                                                       Sears(6), Bed Bath &
                                                                                                  Body, Border's
                                                                                                 Books, Old Navy,
                                                                                                    Upton's(4)

Mall Expansion
--------------
Lakeshore Mall..............         92,000      92,000            0       100%    Jul-1999          Sears (6)
   (Sears Addition)
Sebring, FL


Associated Centers
------------------
The Landing at Arbor Place..        163,000     102,000       61,000        69%    July-1999       Toys' "R" Us(6),
Atlanta (Douglasville), GA                                                                         Circuit City(6),
                                                                                                     Michael's

Community Centers
-----------------
Fiddlers Run(5).............        203,000     166,000       37,000        99%    Apr-1999       Belk, JCPenney,
Morganton, NC                                                                                   Goody's, Food Lion

Sand Lake Corners...........        558,000     496,000       62,000        97%    Jul-1999     Lowe's (6), Bealls,
Orlando, FL                                                                                         Wal*Mart(6)

Regal Cinema(7).............         83,000      83,000            0       100%    Nov-1999        Regal Cinema
Jacksonville, FL
                                 ----------    --------     --------

Total  Properties Opened....      2,134,000   1,594,000      540,000
                                 ==========    ========     ========

( 1) Gross  Leasable Area ("GLA")  includes  total square  footage of Anchors
     (whether owned or leased by the Anchor) and Mall stores or shops.
( 2) Includes  total square  footage of Anchors  (whether owned or leased by the
     Anchor)
( 3) Percentage  leased and committed for Malls does not include  Anchor GLA.
     For the Community Centers, Associated Centers and power centers, percentage leased and committed includes non-Anchor GLA and leased Anchor GLA.
( 4) Store is vacant but they continue to meet their financial obligation.
     Subsequent to December 31, 1999, Dekor, Inc. assumed the lease and will open for business in late 2000 or early 2001.
( 5) Sold by the Company in February 2000.
( 6) Owned by Anchor.
( 7) Sold by the Company in July 1999.

          - The Company currently has one Mall, one Mall expansion, one Associated Center, one Community Center expansion and
                   three Community Centers  under   construction.   These
                   properties will add approximately 2,200,000 square feet to the Company's portfolio at opening and are all scheduled to open during 1999.

           Summary Information Concerning Construction Properties
                                As of March 18, 2000

                                                           Ownership
                                                           by Company      Percentage
                                       Anchor     Non-         and         Pre-Leased
Name of Center/              Total      GLA      Anchor     Operating          and        Projected
Location                     GLA(1)     (2)       GLA      Partnership    Committed(3)     Opening       Anchors
------------------------    --------  --------  --------   -----------    -------------  ------------  -------------
Malls
-----
 The Lakes Mall..........   610,000   398,000    212,000         90%          23%           Aug-2001   Sears(4),
 Muskegon, MI                                                                                          Younkers(4),
                                                                                                       JCPenney(4)
Expansions
----------
  Asheville Mall.........   171,000    84,000     87,000        100%          60%           Nov-2000   Dillard's(4)
  Asheville, NC                                                                                        Belk's(4)

 Sand Lake Corners.......    38,000    24,000     14,000        100%          71%           May-2000   Staples
 Orlando, FL

 Sutton Plaza(5).........    28,000    28,000          0        100%          N/A           Feb-2000   A & P Food
 Mt. Olive, NJ                                                                                         Market


Associated Centers
------------------
 Gunbarrel Pointe........   282,000   257,000     25,000        100%          91%           Oct-2000   Target(4),
 Chattanooga, TN                                                                                       Goody's,
                                                                                                       Kohl's
Community Centers
-----------------
 Chesterfield Crossing(6)   435,000   394,000     41,000        100%          73%           Aug-2000   Home Depot(4),
 Richmond, VA                                                                                          Wal*Mart(4)

 Coastal Way.............   233,000   199,000     34,000        100%          55%           Aug-2000   Belk, Sears(4)
 Spring Hill, FL

 Creekwood Crossing......   381,000   324,000     57,000        100%          75%           Apr-2001   Lowe's (4),
 Bradenton,  FL                                                                                        Kmart, Bealls
                            --------  --------  --------
Total Construction
  Properties.............  2,183,000 1,710,000   473,000
                            ======== =========  ========

( 1)Includes  total square  footage of Anchors  (whether  owned or leased by the Anchor).
( 2)Includes  total square footage of Anchors (whether owned or leased by the
    Anchor).
( 3)Percentage  leased and committed for Malls does not include Anchor GLA.
    For the Community Centers, Associated Centers and power centers, percentage leased and committed includes non-Anchor GLA and leased Anchor GLA.
( 4)Owned by Tenant.
( 5)The Company opened the expansion in February, 2000.
( 6)Wal*Mart opened in February 2000 and Home Depot will open in May 2000.

     - In addition to the Construction Properties as of March 18, 2000, the Company was pursuing the development of a number of sites which the Company believes are viable for future development as malls and community and neighborhood shopping centers. Regional mall development sites were being pursued in Georgia, Mississippi and South Carolina and a redevelopment of Parkway Place in Huntsville, Alabama and Community shopping center sites were being pursued in Georgia, Florida, Massachusetts, Pennsylvania and Virginia.

     - In general, the Company seeks out development opportunities in middle-market trade areas that it believes are under-serviced by existing retail facilities, have demonstrated improving demographic trends or otherwise afford an opportunity for effective market penetration and competitive presence.

- Acquiring existing retail properties where cash flow can be enhanced by improved management, leasing, redevelopment and expansion.

     - Management believes that an opportunity for growth exists through the acquisition of shopping centers that meet the Company's investment criteria and targeted returns. In general, the Company seeks to acquire well-located shopping centers in middle-market geographic areas consistent with management's experience where management believes significant value can be created through its development, leasing and management expertise.

     - In July 1999, the Company acquired York Galleria in York, Pennsylvania. The purchase price was funded from a mortgage loan in the amount of $51.1 million and in part from $30 million in proceeds from the Company's dispositions of two department stores and two free-standing community centers.


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

Seasonality

     The Company's business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The Malls earn most of their "temporary" rents (rents from short- term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.

Qualification as a Real Estate Investment Trust

     The Company has elected to be taxed as real estate investment trust under the Code, commencing with its taxable year ended December 31, 1993, and will seek to maintain such status. As a qualified real estate investment trust, the Company generally will not be subject to Federal income tax to the extent it distributes at least 95% of its current year real estate investment trust taxable income to its shareholders. Beginning on January 1, 2001 (the Company's first taxable year beginning after December 31, 2000), this percentage is reduced to 90%. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to Federal income tax
(including any applicable alternative minimum tax) on its taxable income at regular corporate rates.

Insurance

     The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all the Properties, with policy specifications and insured limits customarily carried for similar properties. Management believes that the Properties are adequately insured in accordance with industry standards.

ITEM 2.  PROPERTIES.

Malls

     Each of the Malls is an enclosed regional shopping complex. Each Mall generally has at least three Anchors which own or lease their stores and numerous non-anchor stores with GLA less than 30,000 square feet ("Mall
Stores"), most of which are national or regional retailers, located along enclosed malls connecting the Anchors. At most of the Malls, additional freestanding restaurants and retail stores are located on the periphery of the Mall complex. These freestanding stores are, in most cases, owned by their occupants. Thirteen of the Mall complexes include one or more Associated Centers.

     The total GLA of the 30 Malls is approximately 22.4 million square feet or an average GLA of approximately 748,000 square feet per Mall. Mall Store GLA is 7,932,000 square feet including leased free-standing buildings at December 31, 1999. The Company wholly owns all but seven of its Malls and manages all but one of them.
                                 -13-

     In the years ended December 31, 1997, 1998 and 1999, Mall revenues represented approximately 72.9%, 74.9% and 76.9%, respectively, of total revenues from the Company's Properties.

     Occupancy of mall stores in the Stabilized Malls ("Stabilized Mall Stores") increased from 93.6% at December 31, 1998, to 94.5% at December 31, 1999.

     In the years ended December 31, 1997, 1998 and 1999, average Stabilized Mall Store sales per square foot were approximately $263, $272 and $285, respectively (computed using a monthly weighted average). Average Stabilized Mall Store sales per square foot increased by 5.0% for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     Average base rent per square foot at the Mall Stores increased from $19.82 at December 31, 1998 to $20.68 at December 31, 1999.

     Occupancy costs as a percentage of sales for tenants in the Stabilized Malls (excluding acquisition malls from the year of acquisition) were 11.2%, 11.1% and 11.5% for the years ended December 31, 1997, 1998, and 1999, respectively.

     The Malls are generally located in middle-markets. Management believes that the Malls have strong competitive positions because they generally are the only, or the dominant enclosed malls within their respective trade areas. Trade areas have been identified by management based upon a number of sources of information, including the location of other malls, publicly available population information, customer surveys, surveys of customer automobile license plates, as well as ZIP codes and third-party market studies.

     The two largest revenue-producing Malls are Hamilton Place and Burnsville Center. Hamilton Place is located on a 187-acre site in Chattanooga, Tennessee and represented, as of December 31, 1999, 3.4% of the Properties' total GLA, 3.6% of total Mall Store GLA and 5.4% of total revenues from the Company's Properties. Burnsville Center is located in the Suburbs of Minneapolis, Minnesota in Burnsville and represented, as of December 31, 1999, 3.1% of the Properties' total GLA, 3.9% of total Mall Store GLA and 5.2% of total revenues from the Company's Properties.

     Twenty-four of the thirty Malls have undergone an expansion or remodeling since their opening, and all but four of the Malls have either been built, renovated or expanded in the last 10 years one of which, Parkway Place in Huntsville, Alabama is scheduled for demolition and redevelopment. In 1999, the Company renovated Governor's Square in Clarksville, Tennessee, College Square in Morristown, Tennessee and Rivergate Mall in Nashville, Tennessee. The Company expanded Lakeshore Mall in Sebring, Florida, adding Sears as the fifth department store. The Company is expanding Asheville Mall in Asheville, North Carolina and plans on renovating it in 2000. Three of the Malls have available Anchor pads providing expansion potential totaling approximately 405,700 buildable square feet at December 31, 1999. Twenty existing Anchors at eleven Malls have aggregate expansion potential at their existing stores of approximately 473,000 buildable square feet.

     The land underlying the Malls is owned in fee simple in all cases, except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall and Stroud Mall which are each subject to long-term ground leases for all or a portion of the land underlying these Malls.

     The table on the following page sets forth certain information for each of the Malls as of December 31, 1999.


                                                                         Mall
                              Year      Ownership by           Total     Store     Percentage                             Fee
                              Most      Company and            Mall      Sales per Mall Store                             Simple or
                      Year of Recent    Operating    Total     Store     Square    GLA                           Anchor   Ground
Name of Mall/Location Opening Expansion Partnership  GLA(1)    GLA(2)    Foot(3)   Leased(4) Anchors            Vacancies Lease
--------------------- ------- --------- ------------ --------- --------- --------- --------- ------------------ --------- -------
New Malls
Arbor Place.......(5) 1999       N/A     100%       1,035,320   380,000    N/A      88%     Dillard's, Parisian,   Upton's      Fee
   Atlanta                                                                                  Sears, Upton's(9)
   (Douglasville),GA
Bonita Lakes Mall.(5) 1997       N/A     100%         641,047   192,620   $253     100%     Goody's, Dillard's,    None      Ground
   Meridian, MS                                                                             JCPenney, Sears,                Lease(6)
                                                                                            McRae's
Parkway City Mall.(5) 1957/     1957      50%         414,540   187,825    207      92%     McRae's, Parisian      None         Fee
   Huntsville, AL     1998
Springdale Mall...... 1960/     1998     100%         954,237   354,301    215      72%     Dillard's,             None         Fee
   Mobile, AL         1997                          ---------  --------            ----     Burlington Coat,
                                                                                            McRae's, Goody's
                           Total New Malls.......   3,045,144 1,114,746             88%
                                                    ========= =========            ====
Stabilized Malls
Asheville Mall....... 1972/     1994     100%         816,755   253,420   $321     100%     Dillard's, Montgomery  None         Fee
   Asheville, NC      1998                                                                  Ward, JCPenney, Sears,
                                                                                            Belk
Burnsville Center.... 1977/      N/A     100%       1,069,887   408,844    301      97%     Mervyn's, Dayton's,    None         Fee
   Burnsville, MN     1998                                                                  JCPenney, Sears
College Square....(5) 1988      1993     100%         459,473   156,604    228      95%     JCPenney, Sears,       None         Fee
   Morristown, TN                                                                           Wal*MArt, Goody's,
CoolSprings                                                                                 Proffitt's
   Galleria.......(5) 1991      1994     100%       1,129,764   374,749    337      98%     Proffitt's, Dillard's, None         Fee
   Nashville, TN                                                                            Sears, JCPenney,
                                                                                            Parisian
Foothills Mall....(5) 1983/     1997      95%         476,768   180,072    194      95%     Sears, JCPenney,       None         Fee
   Maryville, TN      1996                                                                  Goody's, Proffitt's I,
                                                                                            Proffitt's II
Frontier Mall.....(5) 1981      1997     100%         523,004   205,717    210      94%     Dillard's I, JCPenney, None         Fee
   Cheyenne, WY                                                                             Dillard's II, Sears
Georgia Square....(5) 1981       N/A     100%         677,906   256,352    247      93%     Belk, JCPenney,        None         Fee
   Athens, GA                                                                               Rich's, Sears
Governor's Square.(5) 1986      1999      48%         690,437   269,966    269      94%     JCPenney, Parks-Belk,  None         Fee
   Clarksville, TN                                                                          Sears, Dillard's,
                                                                                            Goody's
Hamilton Place....(5) 1987      1998      90%       1,166,060   375,128    362      97%     Dillard's, Parisian,   None         Fee
   Chattanooga, TN                                                                          Proffitt's I, Sears,
                                                                                            Proffitt's II,
                                                                                            JCPenney
Hickory Hollow Mall.. 1978/     1991     100%       1,125,946   455,757    266      88%     JCPenney, Sears,       None         Fee
   Nashville, TN      1998                                                                  Proffitt's,Dillard's,
Janesville Mall...... 1973/     1998     100%         609,364   161,535    305      78%     JCPenney, Kohl's,      None         Fee
   Janesville, WS     1998                                                                  Boston Store, Sears
Lakeshore Mall....(5) 1992      1999     100%         500,890   153,062    208      86%     Kmart, Belk-Lindsey,   None         Fee
   Sebring, FL                                                                              Sears, JCPenney,
                                                                                            Beall's (10)
Madison Square....(5) 1984      1985      50%         934,161   301,326    313      96%     Dillard's, JCPenney,   None         Fee
   Huntsville, AL                                                                           McRae's, Parisian,
                                                                                            Sears
Meridian Mall........ 1969/     1987     100%         794,461   463,292    314      98%     JCPenney, Mervyn's,    None(15)     Fee/
    Lansing, MI       1998                                                                  Dayton Hudson,                    Ground
                                                                                            Jacobson's(15)                  Lease(8)
Oak Hollow Mall...(5) 1995       N/A      75%         802,239   251,411    227      94%     Goody's, Sears,        None         Fee
   High Point, NC                                                                           JCPenney Belk-Beck,
                                                                                            Dillard's

                                                                         Mall
                              Year      Ownership by           Total     Store     Percentage                             Fee
                              Most      Company and            Mall      Sales per Mall Store                             Simple or
                      Year of Recent    Operating    Total     Store     Square    GLA                           Anchor   Ground
Name of Mall/Location Opening Expansion Partnership  GLA(1)    GLA(2)    Foot(3)   Leased(4) Anchors            Vacancies Lease
--------------------- ------- --------- ------------ --------- --------- --------- --------- ------------------ --------- -------
College Square....(5) 1988      1993     100%         459,473   156,604    228      95%     JCPenney, Sears,       None         Fee
   Morristown, TN                                                                           Proffitt's, Wal*Mart
Pemberton Square..(5) 1985      1999     100%         351,920   133,685    167      84%     JCPenney, McRae's,     None         Fee
   Vicksburg, MS                                                                            Dillard's, Goody's
Plaza del Sol Mall(5) 1979      1996      51%         261,507   105,326    177     100%     Beall Bros(10),        None         Fee
   Del Rio, TX                                                                              Kmart, JCPenney
Post Oak Mall.....(5) 1982      1985     100%         776,823   318,166    248      94%     Beall Bros.(10), Sears None         Fee
  College Station, TX                                                                       Foley's, Dillard's I,
                                                                                            JCPenney, Dillard's II
Rivergate Mall....... 1971/     1998     100%       1,073,970   390,324    306      92%     Sears, Dillard's,      None         Fee
    Nashville, TN     1998                                                                  JCPenney, Proffitt's
St. Clair Square..... 1974/     1993     100%       1,044,502   315,559    355     100%     Famous Barr, Sears,    None        Fee/
 Fairview Heights, IL 1996                                                                  JCPenney, Dillard's               Ground
                                                                                                                           Lease(11)
Stroud Mall.......... 1977/     1994     100%         427,194   177,011    313      98%     JCPenney, Sears,       None       Ground
    Stroudsburg, PA   1998                                                                  The Bon-Ton                    Lease(12)
Turtle Creek Mall.(5) 1994      1995     100%         846,234   223,140    302     100%     JCPenney, Sears,       None         Fee
   Hattiesburg, MS                                                                          McRae's I, Goody's,
                                                                                            McRae's II, Dillard's
Twin Peaks Mall...(5) 1985      1997     100%         556,153   242,683    244      88%     JCPenney, Dillard's I, None          Fee
   Longmont, CO                                                                             Dillard's II, Sears
Walnut Square.....(5) 1980      1992     100%         450,385   171,192    214      99%     Belk, JCPenney, Sears  None       Ground
   Dalton, GA                                                                               R=Proffitt's, Goody's          Lease(13)
WestGate Mall........ 1975/     1996     100%       1,100,513   320,600    290      96%     Belk-Hudson, JCPenney, Upton's     Fee/
   Spartanburg, SC    1995                                                                  Dillard's, Sears,                 Ground
                                                                                            Upton's(14),Proffitt's          Lease(7)
York Galleria........ 1998/      N/A     100%         766,972   229,755    279      93%     Boscov's, JCPenney,    None         Fee
   York, PA           1999                                                                  Sears, The Bon-Ton
                                                   ----------   -------    ---      --
Total Stabilized Malls.. ....................      19,433,287 6,894,674   $285      94%
                                                   ========== =========   ====      ==







( 1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
( 2) Does not include Anchors.
( 3) Totals represent weighted averages.
( 4) Includes tenants paying rent for executed leases as of December 31, 1999. ( 5) Developed by the Company.
( 6) Company is the lessee under a ground lease for 82 acres which extends through June 30, 2035. The average annual base rent is $37.656 increasing by 6% per year.
( 7) The Company is the lessee under several ground leases for  approximately
     53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
( 8) The Company is the lessee under several ground leases in effect through March 2067 with extension options. Fixed rent is $18,700 per year and 3% to 4% of all rents.
( 9) Upton's is vacant as of December 31, 1999, but continues to meet their financial obligations. As of the date of this report Dekor has assumed the lease obligation and will open in late 2000 or early 2001.
(10) Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(11) The Company is the lessee under a ground lease for 20 acres which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(12) The Company is the lessee under a ground lease which extends through July 2089. The current rental amount is $50,000 with an additional $100,000 paid every 10 years.
(13) The Company is the lessee under several ground leases which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(14) Upton's is vacant but continues to meet their financial obligation.
(15) There is a vacant former Service Merchandise which the Company purchased and leased to Jacobson's and which will open in late 2000.



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

     Anchors either own their stores together with the land under them, sometimes with adjacent parking areas, or enter into long-term leases with respect to their stores at rental rates that are significantly lower than the rents charged to tenants of Mall Stores. Anchors account for approximately 7.5% of the total revenues from the Company's Properties. Each Anchor which owns its own store has entered into a reciprocal easement agreement with the Company covering, among other things, operating covenants, reciprocal easements, property operations, initial construction and future expansions.

     During 1999, the Company sold three leased department stores at Pemberton Square in Vicksburg, Mississippi, Hamilton Place Mall in Chattanooga, Tennessee and Asheville Mall in Ashville, North Carolina.

     The Malls have a total of 133 Anchors. Upton's at Arbor Place in Atlanta(Douglasville), Georgia and WestGate Mall in Spartanburg, South Carolina are vacant. The following table indicates all Mall Anchors and sets forth the aggregate number of squareFeet owned or leased by Anchors in the Malls as of December 31, 1999.

                        Mall Anchor Summary Information
                            As of December 31, 1999

                                                    GLA                GLA               Total
                                  Number           Owned             Leased             Occupied
                                 of Anchor           by                by                  by
Name                               Store           Anchor            Anchor             Anchor(1)
---------------------------      ----------     ------------      ------------          ----------
JCPenney....................         27           1,015,865          1,586,868           2,602,733
Sears.......................         25           1,806,455          1,166,093           2,972,548
Dillard's...................         21           2,598,259            285,204           2,883,463
Sak's
    Proffitt's..............         10           1,203,750                  0           1,203,750
    McRae's.................          7             511,359            243,000             754,359
    Parisian................          5             351,756            209,541             561,297
                                 ----------     ------------      ------------          ----------
        Subtotal............         22           2,066,865            452,541           2,519,406
Belk
    Belk....................          4                   0            426,991             426,991
    Belk-Lindsey............          1                   0             61,029              61,029
    Belk-Hudson.............          1                   0            156,648             156,648
    Parks-Belk..............          1                   0            122,367             122,367
                                 ----------     ------------      ------------          ----------
        Subtotal............          7                   0            767,035             767,035
The May Company
    Foley's.................          1             103,888                  0             103,888
    Famous Barr.............          1                   0            236,489             236,489
                                 ----------     ------------      ------------          ----------
        Subtotal............          2             103,888            236,489             340,377
Goody's.....................          9                   0            292,749             292,749
Montgomery Ward.............          1                   0             92,484              92,484
Dayton-Hudson...............          2             323,326                  0             323,326
The Bon Ton ................          2             131,915             87,024             218,939
Wal*Mart....................          1                   0            112,541             112,541
Kmart.......................          2                   0            173,940             173,940
Mervyn's....................          2             124,919             74,889             199,808
Boscov's....................          1             150,000                  0             150,000
Burlington Coat.............          1                   0            153,345             153,345
Rich's......................          1             115,623                  0             115,623
Boston Store................          1                   0             96,000              96,000
Kohl's......................          1                   0             88,691              88,691
Upton's.....................          2                   0            149,993             149,993
Beall Bros. (Texas).........          2                   0             61,916              61,916
Beall's (Florida)...........          1                   0             45,844              45,844
                                 ----------     ------------      ------------          ----------
        Total...............        133           8,437,115          5,923,646          14,360,761
                                 ==========     ============      ============          ==========

(1) Includes all square footage owned by or leased to such Anchor including tire, battery and automotive facilities and storage square footage.

     Mall Stores. The Malls have approximately 4,465 Mall Stores. National or regional chains (excluding individually franchised stores) lease approximately 84% of the occupied Mall Store GLA. Although Mall Stores occupy only 35.3% of total Mall GLA, the Malls derived approximately 86.9% of their revenue from Mall Stores for the year ended December 31, 1999.

     Among the companies with the largest  representation among Mall Stores are:
The Limited, Inc./Intimate Brands, Inc. stores (The Limited, Limited Too, Express, Lerner New York, Lane Bryant, Structure, Victoria Secret, and Bath and Body Works) and Venator Group, Inc. (Footlocker, Lady Footlocker, Kinney Shoes and Champs Sports Stores). As of December 31, 1999, The Limited, Inc.'s and Intimate Brands, Inc.'s 130 stores accounted for 8.5% of total mall leased GLA and 7.6% of total revenues from the Company's Properties. As of December 31, 1999 Venator Group, Inc. accounted for 2.6% of total mall leased GLA and 2.1% of total revenues. No single Mall Store retailer accounted for more than 8.5% of total leased GLA and no single Mall Store retailer accounted for more than 7.6% of total revenues from the Company's Properties.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Malls during the year ended December 31, 1999.

                                     Prior Lease           New Lease          Increase                          Increase
                     Total            Base and            Initial Year           per           New Lease          per
    Number           Square        Percentage Rent         Base Rent           Square           Average          Square
   of Leases         Feet           per Square Foot      per Square Foot        Foot           Base Rent          Foot
  ------------    ------------     ----------------      ---------------     ------------    -----------     ------------
      341            737,809            $21.56                $24.23             $2.67           $24.91           $3.35

     The following table sets forth the total Mall Store GLA, the total square footage of leased Mall Store GLA, the percentage of Mall Store GLA leased, the average base rent per square foot of Mall Store GLA and average Mall Store sales per square foot as of the end of each of the past five years.

                                     Stabilized Mall Store Summary Information


                                                Total            Percentage            Average          Average Mall
                             Total           Mall Store         of Mall Store         Base Rent          Store Sales
At                        Mall Store           Leased               GLA              per Square          per Square
December 31,                  GLA                GLA              Leased(1)            Foot(2)             Foot(3)
---------------------    ------------       -----------         -------------        -----------        -------------
1995................       3,003,334          2,697,969             89.8%               $18.28              $237
1996................       3,452,997          3,073,190             89.0                 19.03               240
1997................       3,503,490          3,214,176             91.7                 18.98               263
1998.................      7,166,498          6,707,283             93.6                 19.82               273
1999.................      7,429,503          6,956,451             93.6                 20.68               285

(1) Mall Store occupancy includes tenants with executed leases who are paying rent.
(2) Average base rent per square foot is based on Mall Store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3)  Calculated for the preceding twelve-month period.

     Lease Expirations. The following table shows the scheduled lease expirations for the Malls (assuming that none of the tenants exercise renewal options) for the year ending December 31, 2000 and for the next nine years for the Mall Stores.

                              Mall Lease Expiration

                                                                                                         Percentage of Total
                                                                Approximate                                Represented by
                                                                 Mall Store                                Expiring Leases
                               Number of      Annualized Base      GLA of             Base Rent    ------------------------------
Year Ending                     Leases       Rent of Expiring     Expiring          Per Square      Annualized       Leased Mall
December 31,                   Expiring          Leaes(1)          Leases               Foot         Base Rent        Store GLA
---------------------      --------------   ----------------   -------------        -----------    -----------       ------------

2000................              395         13,390,575           771,830           $ 20.03           9.5%              11.2%
2001................              282         11,025,136           520,190             21.19           7.7                7.4
2002................              304         14,035,435           649,549             21.61           9.8                9.3
2003................              277         13,663,114           718,930             19.00           9.5               10.2
2004................              314         16,233,476           701,897             23.13          11.3               10.0
2005................              278         17,646,670           815,759             21.63          12.3               11.6
2006................              172          9,377,742           429,598             21.83           6.6                6.1
2007................              162         12,159,290           575,606             21.12           8.5                8.2
2008................              177         12,045,150           558,537             21.57           8.4                8.0
2009................              183         11,588,122           469,144             24.70           8.1                6.7





(1) Total annualized base rent for all leases executed as of December 31, 1999 includes rent for space that is leased but not yet occupied but excludes
     (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1999.

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

                                  FOR THE YEAR ENDED
                                    DECEMBER 31, (1)
                               --------------------------
                                1997      1998        1999
                               ------   --------   --------
Mall Store sales               $666.5   $1,105.5   $1,426.3
(in millions)(2)               ======   ========   ========

Minimum rents                    7.7%       7.7%       7.8%
Percentage rents                  0.4        0.3        0.4
Expense recoveries (3)            3.1        3.1        3.3
                               ------   --------   --------
Mall tenant occupancy costs      11.2%     11.1%      11.5%
                               ======   ========   ========

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

     At December 31, 1999, the Company had investments in four malls in joint ventures with third parties, all of which are reflected using the equity method of accounting. Condensed combined results of operations for the four unconsolidated affiliates are presented in the following table (in thousands).

                                                             Company's Share
                                       Total for the Year    for the Year
                                       Ended                 Ended
                                       December 31,          December 31,
                                       -------------------   -------------------
                                         1999        1998       1999       1998
                                       -------    --------   --------   --------
Revenues                               $26,859     $21,863    $13,227   $10,752
Depreciation & Amortization              3,253       2,836      1,619     1,390
Interest Expense                         8,756       7,935      4,303     3,899
Other Operating Expenses                 8,399       6,745      4,042     3,337
                                       -------    --------   --------   --------
Net Income                               6,451       4,347      3,263     2,126
                                       =======    ========   ========   ========


Associated Centers

     The fiftteen Associated Centers are each part of a Mall complex and generally have one or two Anchor tenants and various smaller tenants. Anchor tenants in these centers include such retailers as Books-A-Million, Target, Toys "R" Us, TJ Maxx, and Goody's, which are category dominant retailers that benefit from the regional draw of the Malls. The Associated Centers also increase the draw to the total Mall complex.

     Total leasable GLA of the fifteen Associated Centers is approximately 2.3 million square feet, including Anchors, or an average of approximately 150,000 square feet per center. As of December 31, 1999, 93.2% of total leasable GLA at the Associated Centers was occupied.

     In the years ended December 31, 1997, 1998, and 1999, revenues from the Associated Centers represented approximately 3.8%, 3.9% and 3.7%, respectively, of total revenues from the Company's Properties.

     In the years ended December 31, 1997, 1998 and 1999, average tenant sales per square foot at the Associated Centers were approximately $189, $172 and $184, respectively.

     Average base rent per square foot at the Associated Centers increased from $9.68 at December 31, 1998 to $9.78 at December 31, 1999.

     Each of the Associated Centers was developed by the Company, except for WestGate Crossing, Village at Rivergate and Courtyard at Hickory Hollow which were acquired in August 1997, July 1998 and July 1998, respectively. All of the land underlying the Associated Centers is owned in fee simple except for Bonita Crossing.

     Lease Expirations. The following table shows for the Associated Centers (assuming that none of the tenants exercise renewal options) the scheduled lease expirations for the year ending December 31, 2000 and for the next nine years.

                  ASSOCIATED CENTER LEASE EXPIRATION


                                                                              Percentage of Total
                                              Approximate       Base            Represented by
                                              Mall Store        Rent            Expiring Leases
                Number of  Annualized Base    GLA of             per      --------------------------
                Leases     Rent of Expiring   Expiring         Square      Annualized    Leased Mall
December 31,    Expiring   Leases(1)          Leases            Foot        Base Rent     Store GLA
--------------  ---------  ----------------   -------------  ----------   ------------   -----------

2000...........     23       $  714,782           59,167        $12.08         7.77%          7.31%
2001...........     17          635,901           66,556          9.55         6.91           8.22
2002...........     18          776,354           58,714         13.22         8.44           7.25
2003...........     17          953,153          100,760          9.46        10.36          12.45
2004...........     17        1,002,859          121,592          8.25        10.90          15.02
2005...........      7          807,104           94,083          8.58         8.77          11.62
2006...........      4          275,091           21,386         12.86         2.99           2.64
2007...........      4          536,315           41,396         12.96         5.83           5.11
2008...........      2          224,500           14,000         16.04         2.44           1.73
2009...........      9        1,140,881           75,347         15.14        12.40           9.31

(1) Total annualized base rent for all leases executed as of December 31, 1999 includes 12 months of rent for space that is newly leased but not yet occupied and base rent on ground leases with no square footage but excludes
     (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 1999.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Associated Centers during the year ended December 31, 1999.

                                Prior Lease           New Lease            Increase                         Increase
                 Total            Base and            Initial Year           per           New Lease          per
Number           Square        Percentage Rent         Base Rent           Square           Average          Square
of Leases        Feet           per Square Foot      per Square Foot         Foot          Base Rent          Foot
-----------    ------------    ----------------      ---------------     ------------     -----------     ------------

   31             94,171            $10.35                $11.10             $0.75           $11.28           $0.93


     The following table sets forth certain information for each of the Associated Centers as of December 31, 1999.

                                              Ownership
                               Year of        by Company
         Name of             Opening/Most        and                         Total       Percentage
       Associated               Recent        Operating          Total      Leasable         GLA
     Center/Location          Expansion       Partnership        GLA(1)      GLA(2)       Leased(3)        Anchors
----------------------     --------------   ---------------    ---------  ------------  -------------- --------------------
Bonita Crossing......(10)     1997/1999          100%             122,150      122,150      100%         Books-A-Million,
  Meridian, MS                                                                                          TJ Maxx, Office Max
CoolSprings Crossing.....        1992            100%             353,369       53,286      100%              Target(7),
  Nashville, TN                                                                                        Service Merchandise,
                                                                                                           Toys "R" Us,
                                                                                                              Uptons(7),
                                                                                                          Carmike Cinemas,
                                                                                                           Lifeway Books
Courtyard at Hickory
 Hollow .................      1979(9)           100%              77,460       77,460      100%         Carmike Cinemas,
 Nashville, TN                                                                                             Just For Feet
Foothills Plaza..........     1983/1986          100%           191,216(4)      71,216       51%             Eckerd(6),
  Maryville, TN                                                                                           Carmike Cinemas
Frontier Square..........        1985            100%             161,615       16,615      100%       Buttrey Food & Drug,
  Cheyenne, WY                                                                                                Target
Georgia Square Plaza.....        1984            100%              15,393       15,393      100%          Carmike Cinema
  Athens, GA
Governor's Square Plaza..      1985(5)           49%              180,018       57,820      100%        Office Max, Premier
  Clarksville, TN                                                                                      Medical Group, Target
Hamilton Corner..........        1990            90%               88,298       88,298       99%        Michael's, Goody's,
  Chattanooga, TN                                                                                          Fresh Market
Hamilton Crossing........     1987/1994          92%              185,370       92,257       98%       Service Merchandise(7),
  Chattanooga, TN                                                                                         Toys "R" Us, TJ
                                                                                                        Maxx, Lifeway Books
The Landing..............        1999            100%             163,164       85,507       93%       Toys "R" Us, Circuit
 Atlanta(Douglasville),GA                                                                                 City, Michael's
Madison Plaza............        1984            75%              153,085       98,690       98%       Food World, TJ Maxx,
  Huntsville, AL                                                                                        Service Merchandise
Pemberton Plaza..........        1986            100%              77,998       26,947       96%              Kroger
 Vicksburg, MS
The Terrace..............        1997            92%              155,987      116,715      100%          Barnes & Noble,
  Chattanooga, TN                                                                                              Home
                                                                                                          Place, Old Navy,
                                                                                                       Staples, Circuit City
Village at Rivergate.....      1981(9)           100%             166,366      166,366      100%       Target, Just For Feet
   Nashville, TN
WestGate Crossing........    1985/1999(8)        100%             151,489      151,489       85%        Goody's, Toys "R" Us
  Spartanburg, SC
    Total Associated                                            ---------    ---------    --------
      Centers............                                       2,122,977    1,240,207       93%
                                                                =========    =========    ========



(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2) Includes leasable Anchors.
(3) Includes tenants with executed leases at December 31, 1999. Calculation includes leased Anchors.
(4) Carmike Cinemas is subject to a ground lease (40,000 square feet of GLA). Total GLA includes, but total Total leasable GLA and percentatge lease exclude a furniture store of 80,000 square feet owned by others.
(5) Originally opened in 1985, and was acquired by the Company in June 1997.
(6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease and is subleased to Dollar General.
(7) Owned by tenant.
(8) Originally opened in 1985, and was acquired by the Company in August 1997.
(9) Acquired by the Company in July 1998.
(10)The land is ground leased through June 2015 with options to extend through June 2035. The annual rent is $14,355 increasing by 6% each year.

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

     The Company's Community Center developments in the 1980's were generally anchored by supermarkets, and, in certain cases, by drug stores. Management's current focus has expanded to include the development of larger centers, anchored by mass merchandisers and department stores, while continuing the development of smaller centers anchored by supermarkets and drug stores. Recently completed Community Centers include centers in Morganton, North Carolina and Orlando, Florida. Anchors at these new centers include, JCPenney, Belk, Goody's, Wal*Mart and Lowe's. During 1999 the Company sold a free-standing center, Northpark Center in Richmond, Virginia and Regal Cinema in Jacksonville, Florida, a free-standing center under development. Subsequent to December 31, 1999, the Company sold University Crossing in Pueblo, Colorado in exchange for a purchase money mortgage. and sold the recently completed Fiddler's Run in Morganton, North Carolina in a like-kind exchange of properties under section 1031 of the Code.

     Community Centers, other than power centers, range in size from 25,000 square feet to in excess of 286,000 square feet. Anchors in Community Centers generally lease their store space and occupy 60-85% of a center's GLA. The number of stores in a Community Center ranges from one to sixteen with an average of seven stores per center.

     The Company's two power centers, which were completed and opened in 1997 and 1998, average 786,000 square feet and have an average of nine major anchor stores and additional small shop space ranging from 38,000 square feet to 136,000 square feet. The projects include expansion areas for additional major retailers. These power centers are included in the Community Center classification in this report.

     Total GLA of the 82 Community Centers is approximately 9.2 million square feet, or an average of approximately 113,000 square feet per center. Excluding power centers the average is 90,000 square feet per center. As of December 31, 1999, 97.7% of total leasable GLA at the Community Centers was leased.

     In the years ended  December 31,  1997,  1998 and 1999,  revenues  from the
Community   Centers   represented   approximately   21.2%,   19.6%  and   17.8%,
respectively, of total revenues from the Company's Properties.

     Occupancy at the Community Centers increased from 97.0% at December 31, 1998 to 97.7% at December 31, 1999.

     Average base rent per square foot at the Community Centers increased from $8.22 at December 31, 1998, to $8.32 at December 31, 1999.

     As of December 31, 1999, Food Lion, a major regional supermarket operator with headquarters in North Carolina served as an anchor tenant in 37 of the Company's Community Centers. For the year ended December 31, 1999, Food Lion accounted for approximately 2.7% of the revenues generated by the Company's Properties.

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

                         Community Center Summary Information

                                                      Average
                                       Percentage    Base Rent     Tenant
Year Ended                                GLA        Per Square   Sales Per
December 31,                            Leased(1)      Foot(2)   Square Foot(3)
----------------------------------    -----------    ----------  --------------
1995..............................       96.8%            6.66         202
1996..............................       97.2%            6.94         210
1997..............................       97.6%            7.42         221
1998..............................       97.0%            8.22         220
1999..............................       97.7%            8.32         214

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


Lease Expirations. The following table shows the scheduled lease expirations for the Community Centers (assuming that none of the tenants exercise renewal options) for the year ending December 31, 2000, and for the next nine years.

                       Community Center Lease Expiration

                                                                                          Percentage of
                                                                                        Total Represented
                                        Annualized     Approximate                      by Expiring Leases
                          Number of      Base Rent       GLA of        Base Rent     -----------------------
Year Ended                 Leases       of Expiring     Expiring          Per        Annualized     Leased
December 31,              Expiring       Leases(1)       Leases       Square Foot    Base Rent       GLA
---------------------    -----------    ----------     -----------    -----------    -----------  ----------
2000.................         89        $1,887,866      241,504        $  7.82          3.85%        4.12%
2001.................         94         2,257,523      299,128           7.55          4.60         5.10
2002.................        136         3,922,398      471,722           8.32          7.99         8.04
2003.................         93         3,588,222      528,119           6.79          7.31         9.00
2004.................        109         3,774,040      387,656           9.74          7.69         6.61
2005.................         32         2,215,174      270,561           8.19          4.51         4.61
2006.................         16         1,643,250      255,550           6.43          3.35         4.36
2007.................         15         1,446,140      172,893           8.36          2.95         2.95
2008.................         20         2,512,073      250,418          10.03          5.12         4.27
2009.................         23         3,946,525      424,981           9.29          8.04         7.25

(1) Total annualized base rent for all leases executed as of December 31, 1999 includes 12 months of rent for space that is newly leased but not yet occupied and base rent on ground leases with no square footage but excludes
     (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases for periods after December 31, 1999.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Community Centers during the year ended December 31, 1999.

                                    Prior Lease           New Lease
                    Total            Base and            Initial Year        Increase        New Lease       Increase
    Number         Square          Percentage Rent         Base Rent         per Square       Average       per Square
   of Leases        Feet           per Square Foot      per Square Foot        Foot          Base Rent         Foot
------------    ------------       ---------------      ---------------     ------------    ------------    -----------
      197           460,978             $8.44                $9.03              $1.59            $9.39         $0.95

     The following table sets forth certain information for each of the Company's Community Centers at December 31, 1999.

                                    Ownership
                         Year of    by Company                                                          Square
                        Opening/       and                   Total   Percentage                          Feet       Fee or   Number
Name of                Most Recent  Operating      Total    Leasable      GLA                          of Anchor   Ground      of
Community Center        Expansion  Partnership    GLA(1)     GLA(2)    Leased(3)        Anchors        Vacancies    Lease    Stores
-------------------- ------------- ------------   -------   --------- -----------  -----------------  ----------- ---------  -------
Anderson Plaza          1983/1994      100%      46,258     46,258        100%     Food Lion, Eckerd      None       Fee        3
  Greenwood, SC
Bartow Village            1990         100%      40,520     40,520        100%     Food Lion, Family      None       Fee        4
  Bartow, FL                                                                           Dollar
Beach Crossing            1984         100%      45,790     45,790         88%     Food Lion(4), CVS      None       Fee        6
  Myrtle Beach, SC
Bennington Place          1994         100%      42,712     42,712        100%          Food Lion         None       Fee        3
  Roanoke, VA
BJ's Plaza                1991         100%     104,233    104,233        100%     BJ's Wholesale Club    None      Ground      1
  Portland, ME                                                                                                      Lease(5)
Briarcliff Square         1989         100%      41,778     41,778         93%         Food Lion          None       Fee       10
  Oak Ridge, TN
Buena Vista Plaza       1989/1997      100%     151,320     17,500        100%   Wal*Mart, Winn Dixie     None       Fee        7
  Columbus, GA
Bulloch Plaza             1986         100%      34,400     34,400        100%         Food Lion          None       Fee        3
  Statesboro, GA
Capital Crossing          1995         100%      83,700     83,700        100%  Hannaford Bros., Staples  None       Fee        2
  Raleigh, NC
Cedar Bluff Crossing    1987/1996      100%      53,050     53,050        100%          Food Lion         None       Fee       12
  Knoxville, TN
Cedar Plaza               1988         100%      95,000     50,000        100%       Quality Stores,      None       Fee        5
  Cedar Springs, MI
Centerview Plaza        1986/1994      100%      43,720     43,720        100%      Food Lion, Eckerd     None       Fee        6
  China Grove, NC
Chester Square            1997         100%      10,000     10,000         88%    Hannaford Brothers      None       Fee        3
  Richmond, VA
Chestnut Hills            1982         100%      68,364     68,364         96%         JCPenney           None       Fee       10
  Murray, KY

                                    Ownership
                         Year of    by Company                                                          Square
                        Opening/       and                   Total   Percentage                          Feet       Fee or   Number
Name of                Most Recent  Operating      Total    Leasable      GLA                          of Anchor   Ground      of
Community Center        Expansion  Partnership    GLA(1)     GLA(2)    Leased(3)        Anchors        Vacancies    Lease    Stores
-------------------- ------------- ------------   -------   --------- -----------  -----------------  ----------- ---------  -------

Colleton Square           1986         100%      31,000     31,000         96%       Food Lion(4)         None       Fee        5
  Walterboro, SC
Collins Park Commons      1989         100%      37,400     37,400        100%       Food Lion(7)         29,000    Ground      4
  Plant City, FL                                                                                                    Lease(6)
Conway Plaza              1985         100%      33,000     33,000        100%        Food Lion(7)        21,000    Ground      6
  Conway, SC                                                                                                        Lease(8)
Cosby Station           1994/1995      100%      77,811     77,811        100%           Publix           None       Fee        9
  Douglasville, GA
Courtlandt Towne        1997/1998      100%     763,260    630,017         92%   Marshalls, Wal*Mart,     None       Fee       28
    Center                                                                        Home Depot, Home
  Cortlandt, NY                                                                    Place, A & P Food
                                                                               Store, Seaman Furniture,
                                                                                    Barnes & Noble,
                                                                                  Office Max, PetsMart
County Park Plaza         1982         100%      60,750     60,750        100%            Bi-Lo           None       Fee        3
  Scottsboro, AL
Devonshire Place          1996         100%     104,414    104,414        100%  Hannaford Bros., Kinetix, None      Ground      4
  Cary, NC                                                                           Borders Books                  Lease(10)
Dorchester Crossing     1985/1997      100%      45,278     45,278        100%         Food Lion          None       Fee        6
  Charleston, SC
East Ridge Crossing       1988         100%      54,000     54,000        100%         Food Lion          None       Fee       13
  Chattanooga, TN
East Towne Crossing     1989/1990      100%     158,751     70,011        100%     Home Depot, Regal      None       Fee        8
  Knoxville, TN                                                                   Cinemas, Food Lion
58 Crossing               1988         100%      49,984     49,984        100%      Food Lion, CVS        None       Fee        9
  Chattanooga, TN
Fiddler's Run(22)         1999         100%     203,000    203,000         99%     Belk, JCPenney,        None       Fee       20
  Morganton, NC                                                                   Goody's, Food Lion
Garden City Plaza       1984/1991      100%     188,446     76,246         96%     Sears, JCPenney        None       Fee       15
  Garden City, KS

                                    Ownership
                         Year of    by Company                                                          Square
                        Opening/       and                   Total   Percentage                          Feet       Fee or   Number
Name of                Most Recent  Operating      Total    Leasable      GLA                          of Anchor   Ground      of
Community Center        Expansion  Partnership    GLA(1)     GLA(2)    Leased(3)        Anchors        Vacancies    Lease    Stores
-------------------- ------------- ------------   -------   --------- -----------  -----------------  ----------- ---------  -------
Genesis Square          1990/1996      100%      35,344     35,344        100%         Food Lion          None       Fee        4
  Crossville, TN
Girvin Plaza              1990        100%        85,564     40,997       100%       Winn Dixie           None        Fee         8
  Jacksonville, FL
Greenport Towne Centre    1994        100%       191,622     75,525       100%        Wal*Mart,           None        Fee         3
  Hudson, NY                                                                        Price-Chopper
Hampton Plaza             1990        100%        44,624     44,624       100%      Food Lion(4)          None        Fee         8
  Tampa, FL
Henderson Square          1995        100%       268,327    164,329       100%    JCPenney, Belk,
  Henderson, NC                                                                   Leggett's, Goody's,     None        Fee        14
                                                                                      Wal*Mart
Hollins Plantation Plaza  1985        100%        45,920     45,920       100%      Food Lion, CVS        None        Fee         5
  Roanoke,  VA
Home Depot                1995         100%     134,920    134,920        100%       Home Depot           None       Fee        1
  Portland, ME
Jasper Square           1986/1990     100%        95,950     50,550       100%     Lowe's, Goody's        None        Fee         7
  Jasper, AL
Jean Ribaut             1977/1993     100%       223,497    223,497        97%   Belk, Kmart, Bi-Lo       None        Fee        17
  Beaufort, SC
Karns Corner            1987/1996     100%        35,000     35,000       100%         Food Lion          None        Fee         4
  Knoxville, TN
Keystone Crossing         1989        100%        40,400     40,400       100%         Food Lion          None        Fee         5
  Tampa, FL
Kingston Overlook       1996/1997     100%       119,350    119,350       100%     Baby Superstore,       None       Fee/         3
  Knoxville, TN                                                                      Home Place,                    Ground
                                                                                      Michael's                     Lease(11)
Lady's Island           1983/1993     100%        60,687     60,687       100%    Winn Dixie, Eckerd      None        Fee         9
  Beaufort, SC
LaGrange Commons          1996        100%        59,799     59,799        93%    A & P Food Store        None        Fee         6
  LaGrange, NY
Lakeshore Station         1994        100%         8,000      8,000       100%                            None        Fee         5
  Gainesville, GA

                                    Ownership
                         Year of    by Company                                                          Square
                        Opening/       and                   Total   Percentage                          Feet       Fee or   Number
Name of                Most Recent  Operating      Total    Leasable      GLA                          of Anchor   Ground      of
Community Center        Expansion  Partnership    GLA(1)     GLA(2)    Leased(3)        Anchors        Vacancies    Lease    Stores
-------------------- ------------- ------------   -------   --------- -----------  -----------------  ----------- ---------  -------
Lions Head Village      1980(21)      100%        93,290     93,290        86%        Steinmart           None        Fee        15
  Nashville, TN
Longview Crossing         1988        100%        29,800     29,800        96%        Food Lion           None      Ground        3
  Hickory, NC                                                                                                       Lease(12)
Lunenburg Crossing        1994        100%       198,115     25,515        92%  Wal*Mart, Shop'n Save     None        Fee         7
  Lunenburg, MA
Massard Crossing          1997        100%       290,717     88,410       100%     Wal*Mart, TJ Maxx      None        Fee        14
  Ft. Smith, AR                                                                        Goody's
North Creek Plaza         1983        100%        28,500     28,500       100%       Food Lion            None        Fee         2
  Greenwood, SC
North Haven Crossing      1993        100%       104,612    104,612       100%  Sports Authority, Office  None        Fee         6
  North Haven, CT                                                                Max, Barnes & Noble
Northridge Plaza        1984/1988     100%       129,570     79,570        99%   Winn Dixie, Eckerd       None        Fee        18
  Hilton Head, SC
Northwoods Plaza        1983/1992     100%        32,705     32,705        91%        Food Lion           None        Fee         2
  Albemarle, NC
Oaks Crossing           1990/1993     100%       144,998     27,300       100%    Wal*Mart, Rite Aid      None        Fee        11
  Otsego, MI
Orange Plaza              1983        100%        46,875     46,875       100%      Food World (13)       24,900      Fee         9
  Roanoke, VA
Park Village              1990        100%        48,505     48,505        97%   Food Lion, Family        None        Fee         8
  Lakeland, FL                                                                         Dollar
Perimeter Place         1985/1988     100%       156,945     54,525        95%     Home Depot, Fred's,    24,000      Fee        16
  Chattanooga, TN                                                                  Drugs For Less(9)
Rawlinson Place           1987        100%        35,750     35,750        91%       Food Lion(7)         25,000      Fee         7
  Rock Hill, SC
Rhett at Remount        1983/1994     100%        42,628     42,628       100%     Food Lion, Eckerd      None        Fee         3
  Charleston, SC

                                    Ownership
                         Year of    by Company                                                          Square
                        Opening/       and                   Total   Percentage                          Feet       Fee or   Number
Name of                Most Recent  Operating      Total    Leasable      GLA                          of Anchor   Ground      of
Community Center        Expansion  Partnership    GLA(1)     GLA(2)    Leased(3)        Anchors        Vacancies    Lease    Stores
-------------------- ------------- ------------   -------   --------- -----------  -----------------  ----------- ---------  -------
Salem Crossing            1997        100%       289,348     92,420       100%    Hannaford Brothers,     None        Fee        16
  Virginia Beach, VA                                                                     Wal*Mart
Sand Lake Corners         1999        100%       558,630    155,250      96.9%     Lowe's, Bealls,        None        Fee        26
  Orlando, FL                                                                          Wal*Mart
Sattler Square            1989        100%       132,746     94,760       100%   Quality Stores, Perry    None        Fee        14
  Big Rapids, MI                                                                        Drugs
Seacoast Shopping         1991        100%       208,690     91,690        98%         Wal*Mart           None        Fee        14
  Center                                                                         Shaw's Supermarket
  Seabrook, NH
Shenandoah Crossing       1988        100%        28,600     28,600       100%       Food Lion(7)        25,000       Fee        2
  Roanoke, VA
Signal Hills Village    1987/1989     100%        24,100     24,100        95%          (14)             None      Ground        6
  Statesville, NC                                                                                                  Lease(15)
Southgate Crossing        1985        100%        40,100     40,100        85%      Food Lion(7)         25,000    Ground        3
  Bristol, TN                                                                                                      Lease(16)
Sparta Crossing           1989        100%        31,400     31,400       100%         Food Lion         None        Fee         2
  Sparta, TN
Springhurst Towne Center  1997        100%       810,539    422,539       100%      Cinemark, Kohl's,    None        Fee        19
  Louisville, KY                                                                    Books A Million,
                                                                                 Party Source, TJ Maxx,
                                                                                  Meijer, Old Navy,
                                                                                  Target, Fashion Shop
Springs Crossing        1987/1996     100%        42,920     42,920       100%    Food Lion, Rite Aid    None      Ground        4
  Hickory, NC                                                                                                      Lease(17)
Statesboro Square         1986        100%        41,000     41,000       100%       Food Lion(4)        25,000      Fee         6
  Statesboro, GA
Sterling Creek            1998        100%        65,500     65,500       100%      Hannaford Bros.      None        Fee         1
  Portsmouth, VA
Stone East Plaza          1983        100%        45,259     45,259       100%       Food Lion(4)        None        Fee        10
  Kingsport, TN

                                    Ownership
                         Year of    by Company                                                          Square
                        Opening/       and                   Total   Percentage                          Feet       Fee or   Number
Name of                Most Recent  Operating      Total    Leasable      GLA                          of Anchor   Ground      of
Community Center        Expansion  Partnership    GLA(1)     GLA(2)    Leased(3)        Anchors        Vacancies    Lease    Stores
-------------------- ------------- ------------   -------   --------- -----------  -----------------  ----------- ---------  -------
Strawbridge Market        1997        100%        43,764     43,764       100%       Regal Cinema        None        Fee         1
   Place
  Virginia Beach, VA
Suburban Plaza            1995        100%       129,111    129,111        95%       Toys "R" Us         None        Fee        20
  Knoxville, TN                                                                    Barnes & Noble
Sutton Plaza            1972(18)      100%       122,007    122,007       100%      A & P Food Store,    None        Fee        14
  Mt. Olive, NJ                                                                         Ames
34th St. Crossing         1989        100%        51,120     51,120        94%     Food Lion, Family     None        Fee        11
  St. Petersburg, FL                                                                   Dollar
Tyler Square              1987        100%        48,370     48,370       100%     Food Lion, CVS        None        Fee         8
  Radford, VA
University Crossing(22)   1986        100%       101,964     20,053        62%        Wal*Mart           81,911      Fee         7
  Pueblo, CO                                                                                             (20)
Uvalde Plaza            1987/1992      75%       111,160     34,000       100%    Wal*Mart, Beall's      None        Fee         8
  Uvalde, TX
Valley Commons          1988/1994     100%        45,580     45,580       100%        Food Lion          None        Fee        10
  Salem, VA
Valley Crossing         1988/1991     100%       186,077    186,077       100%    Goody's, TJ Maxx,      None        Fee        21
  Hickory, NC                                                                     Office Depot,
                                                                                  Circuit City,
                                                                                  Factory Card Outlet
The Village at Wexford    1990        100%       102,450     72,450       100%   Quality Stores(19),     None        Fee         8
  Cadillac, MI
Village Square          1990/1993     100%       163,294     27,050        85%        Wal*Mart,          None        Fee        11
  Houghton Lake, MI                                                                  Fashion Bug
Wildwood Plaza          1985/1994     100%        39,580     39,580       100%         Food Lion         None        Fee         4
  Salem, VA
Willow Springs Plaza    1991/1994     100%       224,910    130,910       100%  Home Depot, Office Max,  None        Fee        10
  Nashua, NH                                   _________   _________      ____    JCPenney Home Store
                      Total Community Centers  9,188,166   6,157,461       98%
                                               =========   =========      ====




(1) Includes the total square footage of the Anchors (whether owned by others or leased by the Anchor) and shops. Does not include future expansion areas.
(2)  Includes leasable Anchors.
(3) Includes tenants paying rent on executed leases on December 31, 1999. Calculation includes leased Anchors.
(4) Tenant has closed its store but is continuing to meet its financial obligation and is sub-leasing the space.
(5) Ground Lease term extends to 2051 including four 10-year extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(6) Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(7) Represents a tenant which has closed its store but is continuing to meet its financial obligations under its lease.
(8) Ground Lease term extends to 2055 including two 20-year extensions. During extension periods, lessor receives a share of percentage rents. Lessee has a right of first refusal to purchase the fee. Lessor receives a share of sale proceeds upon sale of the center to a third party only if sale occurs while fee is subordinated to a mortage.
(9)  Fred's closed subsequent to December 31, 1999.
(10) Ground lease extends to 2097 including 12 five year options. Lessor receives no additional rent.
(11) Ground lease for an out-parcel extends to 2046 including 4 ten year options. Lessor receives 20% of percentage rentals.
(12) Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(13) Represents a Food World which has closed its store but is continuing to meet its financial obligations under its lease and is sub-leasing the space.
(14) Signal Hills Village is part of Signal Hills Crossing, a Property on which the Company holds a Mortgage.
(15) Ground Lease term extends to 2084. Rent for entire term has been prepaid. Lessee has an option to purchase the fee under certain circumstances.
(16) Ground Lease term extends to 2055 including one 20-year extension. Commencing in 2005, rental will be the greater of base rent or a share of the revenue from the center. Lessee has a right of first refusal to purchase the fee.
(17) Ground Lease term extends to 2048 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(18) Sutton  Place  opened in 1972 and was  acquired  by the  Company in January
     1997.
(19) Quality Stores has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate of 8.33%.
(20) Wal*Mart who owns their store has closed.
(21) Lionshead opened in 1980 and was acquired by the Company in July 1998.
(22) The Company sold the center subsequent to December 31, 1999.

Mortgages

     The Company owns certain Mortgages which were granted prior to the Offering in connection with sales by CBL of properties which it had previously developed.

     The Company holds fee mortgages on six community centers, which mortgages had, as of December 31, 1999, an aggregate outstanding principal balance of $7.2 million. Such mortgages entitle the Company to receive substantially all of such properties' current cash flow in the form of periodic debt service payments. The encumbered properties all opened between 1981 and 1984 and have one Anchor vacancy.

     In the years ended December 31, 1997, 1998, and 1999, revenues from the Mortgages represented approximately 2.0%, 0.7%, and 0.6%, respectively, of total revenues from the Company's Properties.

The following table sets forth certain additional information regarding the Mortgages as of December 31, 1999.


                                 Mortgage Information                                       Center Information
                                 --------------------                                       ------------------
                      Annual     Principal     Annual                           Total     Percentage              Number
Name of Center/       Interest   Balance as    Debt        Maturity   Total     Leasable  GLA                     of
Location              Rate       of 12/31/97   Service     Date       GLA(1)    GLA       Leased(2)   Anchors     Stores
-------------------   ---------  -----------   ---------   ---------  --------  --------- ----------- ----------- -------
BI-LO SOUTH             9.50%       $1,486      $175        DEC-2006   56,557   56,557      100%       BI-LO,         7


BI-LO South............ 9.5$%      1,349 $       175        Dec-2006   56,557   56,557      100%       BI-LO,         7
  Cleveland, TN                                                                                        Rite-Aid

Gaston Square..........11.00       1,659         179        Dec-99(3)  33,640   33,640      100        Food Lion,     4
  Gastonia, NC                                                                                         Eckerd

Inlet Crossing.........11.00       1,576         327        Dec-99(3)  55,248   55,248      100        Food Lion,    13
  Myrtle Beach, SC                                                                                     CVS

Olde Brainerd Centre... 9.50          38          38        Dec-2006   57,293   57,293      100        Bi-LO          7
  Chattanooga, TN

Signal Hills Crossing..11.00       2,421         244        Dec-99(3)  44,220   44,220      100        Food           6
  Statesville, NC                                                                                      Lion(4),
                                                                                                       CVS

Soddy Daisy Plaza...... 9.50         202          48        Dec-2006  100,095   47,325      100        Wal*Mart,      5
Soddy Daisy, TN                                                                                        Bi-Lo,
                                                                                                       CVS
                                 -----------   ---------              --------  --------- -----------             -------
  Total................           $7,245       $1,011                 347,053   294,283     100%                     42
                                 ===========   =========              ========  ========= ===========             =======

(1)  Includes Anchors.
(2) Includes all leases executed on or before December 31, 1999. Leased GLA includes non-Anchor GLA and leased Anchor GLA.
(3) The mortgage is on a month-to-month extension pending execution of extension agreement.
(4)  Tenant has closed but is continuing to meet its financial obligation.


     Office Building

     The Company owns a 95% interest in a 49,082 square foot office building in Chattanooga, Tennessee in which the Company's headquarters are located. The Company occupies 34,470 square feet or 70% of the total square footage of the Office Building. The Office Building is 100% occupied.

Top 25 Tenants

     The following table sets forth the Company's top 25 tenants based upon a percentage of total revenues from the Company's Properties in 1999.

                                                         % of      Number of     Square
  Rank                 Tenant                          Revenues      Stores       Feet
  ---- ----------------------------------------        --------    ---------   ----------
    1  The Limited, Inc........................           6.03%        88          709,501
    2  Food Lion...............................           2.68%        37        1,028,223
    3  Venator Group, Inc......................           2.10%        55          182,571
    4  JCPenney................................           2.07%        32        2,796,942
    5  Gap Inc., The...........................           2.03%        26           72,058
    6  Intimate Brands, Inc....................           1.58%        42          168,112
    7  Goody's Family Clothing, Inc. ..........           1.51%        17          570,823
    8  Regal Cinemas, Inc......................           1.09%         6          221,135
    9  Shoe Show, The..........................           1.08%        26          126,385
   10  Sales, Inc..............................           1.02%        22        2,368,264
   11  Barnes & Noble, Inc.....................           0.96%        12          142,905
   12  Sears, Roebuck, & Co....................           0.94%        27        2,821,579
   13  Consolidated Stores Corporation.........           0.90%        26           91,294
   14  Regis Corporation, The..................           0.88%        59           65,589
   15  Claire's Boutique, Inc..................           0.86%        56           58,182
   16  American Eagle Outfitters...............           0.81%        18           77,443
   17  United Artist...........................           0.81%         7          167,696
   18  Carmike Cinema..........................           0.79%        12          260,972
   19  Camelot - Transworld Entertainment......           0.77%        17           70,664
   20  Homeplace Stores Two, Inc...............           0.71%         3          159,465
   21  Belk Atlanta Group Office...............           0.67%         8          680,267
   22  Kirkland's..............................           0.67%        15           66,668
   23  Eddie Bauer.............................           0.65%        10           63,616
   24  Tandy Corporation.......................           0.65%        34           80,426
   25  Great Atlantic and Pacific..............           0.62%         3          140,410

Mortgage Debt and Ratio to Total Market Capitalization

     As of December 31, 1999, the Operating Partnership's proportionate share of indebtedness of all Properties (whether or not consolidated for financial statement reporting purposes, including the Construction Properties) was approximately $1.385 billion. The Company's total market capitalization (the aggregate market value of the Company's outstanding shares of Common and Preferred Stock, assuming the full exchange of the limited partnership interests in the Operating Partnership for Common Stock, plus the $1.385 billion total debt of the Operating Partnership) as of December 31, 1999 was $2.2 billion. Accordingly, the Company's debt to total market capitalization ratio as of December 31, 1999 was 63.0%. The debt to total market capitalization ratio, which is based upon the Company's proportionate share of consolidated and unconsolidated indebtedness and market values of equity, differs from debt-to-book capitalization ratios, which are based upon consolidated indebtedness and book values.

     The following table sets forth certain information regarding the mortgages and secured lines of credit encumbering the Properties.

                                                       MORTGAGE DEBT
                                                  (Dollars in thousands)
                                               Mortgage Loans Outstanding in
                                           Whole or in Part at December 31, 1999

                             Ownership
                              Share of                                                                     Estimated     Earliest
                              Company                                                                       Balloon       Date at
                                and                       Principal       Annual       Annual               Payment     Which Loans
                             Operating       Annual     Balance as of    Interest       Debt     Maturity    Due on        Can Be
Center Pledged as Collatal   Partnership  Interest Rate  12/31/99(1)    Payment(2)    Service      Date     Maturity     Prepaid(3)
---------------------------- ------------ ------------- ------------   ------------- --------- ----------- ----------- ------------
Malls:
Arbor Place................         100%        7.310%(4)  $93,944       $6,867       $6,867    Jun-2001   $93,944               --
Asheville Mall.............         100%        7.180%(4)   51,000        3,662        3,662    Dec-2000    51,000               --
Bonita Lakes Mall..........         100%        6.820%      29,446        2,008        2,503    Oct-2009    22,539     Oct-2003(15)
Burnsville Center..........         100%        6.560%(4)   60,750        3,864        3,864    Jan-2001    60,750               --
College Square.............         100%        6.750%      15,432        1,042        1,548    Jan-2003    13,393           -- (5)
Coolsprings Galleria.......         100%        8.290%      65,874        5,461        6,636    Oct-2010        --      Oct-2000(6)
Frontier Mall..............         100%       10.000%       3,879          388        2,220    Dec-2001        --           -- (7)
Governor's Square..........          48%        8.230%      35,137        2,892        3,476    Sep-2016    14,454      Sep-2001(8)
Hamilton Place.............          90%        7.000%      71,642        5,015        6,361    Mar-2007    59,160           -- (9)
Hickory Hollow Mall........         100%        6.770%      94,997        6,431        7,723    Aug-2008    81,019               --
Janesville Mall............         100%        8.375%      16,504        1,382        1,382    Apr-2016        --               --
Madison Square.............          50%        9.250%      48,153        4,454        4,936    Mar-2002    46,482     Feb-1997(10)
Meridian Mall..............         100%        7.150%(4)   80,000        5,720        5,720    Aug-2000    80,000               --
Oak Hollow Mall............          75%        7.310%      50,627        3,701        4,709    Feb-2008    39,567     Feb-2002(11)
Parkway Place..............          50%        8.230%       9,055          671          671    Jun-2000     9,055               --
Plaza del Sol..........(12)          51%        9.500%(13)     391           37          428    Dec-2000        --               --
RiverGate Mall.............         100%        6.770%      76,776        5,198        6,241    Aug-2008    65,479               --
Springdale Mall............         100%        7.320%      21,950        1,607        1,351    Nov-2000    19,950               --
St. Clair Square...........         100%        7.000%      74,244        5,197        6,361    Apr-2009    58,975           --(14)
Stroud Mall ...............         100%        7.500%(4)   32,550        2,441        2,441    Apr-2000    32,550               --
Turtle Creek Mall..........         100%        7.400%      33,381        2,470        2,966    Mar-2006    26,992     Mar-1999(15)
Walnut Square..........(16)         100%       10.125%         795           81          140    Feb-2008        --           --(17)
Walnut Square..............         100%       10.000%(18)     389           38           38    Jun-2008       389          -- (18)
WestGate Mall..............         100%        6.950%      48,238        3,353        4,819    Feb-2017    44,819     Feb-2002(19)
York Galleria..............         100%        7.750%      51,000        3,960        3,960    Jun-2001    51,000               --
                                                         -----------
                                        Malls Subtotal:  1,066,254
                                                         -----------
Associated Centers:
Bonita Lakes Crossing......         100%        6.820%       9,227          629          784    Oct-2009        --     Oct-2003(15)
Courtyard At Hickory Hollow         100%        6.770%       4,423          299          359    Aug-2008     3,772               --
Georgia Square Plaza.......         100%        9.000%         145           13          141    Jan-2001        --      Feb-1997(9)
Hamilton Corner............          90%       10.125%       3,215          326          471    Aug-2011        --           --(21)
Madison Plaza..............          75%       10.125%       1,939          196          537    Feb-2004        --           --(22)
The Landing At Arbor Place.         100%        7.315%(4)   11,529          842          842    Jun-2001    11,529               --
The Terrace................          92%        7.300%      10,405          760        1,047    Sep-2002     9,618           --(20)
Village at Rivergate.......         100%        6.770%       3,627          246          295    Aug-2008     3,093               --
                                                         -----------
                           Associated Centers Subtotal:     44,510
                                                         -----------
Community Centers:
Bennington Place...........         100%       10.250%         539           55           83    Aug-2010        --     Jul-2000(23)
BJ's Plaza.................         100%       10.400%       3,256          339          476    Dec-2011        --           --(20)
Briarcliff Square..........         100%       10.375%       1,617          168          226    Feb-2013(24)    --     Feb-1998(25)
Cedar Bluff Crossing.......         100%       10.625%       1,234          131          230    Aug-2007        --     Jan-2008(26)
Centerview Plaza...........         100%       10.000%       1,234          123          191    Jan-2010        --     Jan-1999(23)
Colleton Square............         100%        9.375%         964           90          143    Aug-2010(28)    --     Aug-1998(23)
Collins Park Commons.......         100%       10.250%       1,319          135          202    Oct-2010        --    Sept-2000(23)
Cortlandt Town Center.......        100%        6.900%      52,868        3,648        4,539    Aug-2008    42,342     Aug-2003(15)
Cosby Station..............         100%        8.500%       4,106          349          490    Sep-2014        --     Sep-2001(29)
East Ridge Crossing........         100%       10.125%         930           94          324    May-2003        --     Jan-2001(30)
Fiddler's Run..............         100%        7.370%(4)   12,900          951          951    Aug-2000    12,900               --
Fifty-Eight Crossing.......         100%       10.125%         897           91          312    May-2003        --     Jan-2001(30)
Genesis Square.............         100%       10.250%       1,000          103          147    Aug-2010        --     Jul-2000(31)
Greenport Towne Center.....         100%        9.000%       4,312          388          529    Sep-2014        --           --(32)
Henderson Square...........         100%        7.500%       6,579          493          750    Apr-2014        --     May-2005(33)
Jean Ribaut................         100%        7.375%       3,825          282          477    Nov-2013     4,019           --(27)

                             Ownership
                              Share of                                                                    Estimated      Earliest
                              Company                                                                      Balloon        Date at
                                and                       Principal       Annual       Annual              Payment      Which Loans
                             Operating       Annual     Balance as of    Interest       Debt   Maturity     Due on         Can Be
Center Pledged as Collatal   Partnership  Interest Rate  12/31/99(1)    Payment(2)    Service    Date      Maturity      Prepaid(3)
---------------------------- ------------ ------------- ------------   ------------- -------- ---------   ------------ ------------
Karns Corner...............         100%       10.250%         916     $     94      $   146  Jan-2010(34)      --     Feb-1999(23)
Longview Crossing..........         100%       10.250%         428           44           66    Aug-2010        --     Aug-2000(23)
North Haven Crossing.......         100%        9.550%       7,292          696        1,225    Oct-2008        --     Oct-1998(35)
Northwoods Plaza...........         100%        9.750%       1,231          120          171    Jun-2012        --           --(36)
Perimeter Place............         100%       10.625%       1,503          160          278    Jan-2008        --     Jan-2008(26)
Sand Lake Corners..........         100%        7.330%(4)   14,782        1,084        1,084    Jun-2000    14,782               --
Seacoast Shopping Center...         100%        9.750%       5,632          549          721    Sep-2002     5,110     Oct-1997(37)
Shenandoah Crossing........         100%       10.250%         538           55           83    Aug-2010        --     Aug-2000(23)
Sparta Crossing............         100%       10.250%         822           84          127    Aug-2010        --     Jul-2000(38)
Springhurst Towne Center...         100%        6.650%      23,189        1,542        2,179    Aug-2004    19,714     Aug-2004(41)
Suburban Plaza.............         100%        7.875%       8,735          665          870    Nov-2009     5,960            -(42)
Sutton Plaza...............         100%        7.430%(4)    6,682          496          496    Aug-2002     6,682               --
34th St. Crossing......(39)         100%       10.625%       1,516          161          234    Dec-2010        --     Dec-2000(40)
Uvalde Plaza...............          75%       10.625%         719           76          133    Feb-2008        --     Feb-2008(26)
Valley Commons.............         100%       10.250%         928           95          142    Oct-2010        --     Oct-2000(23)
Willow Springs Plaza.......         100%        9.750%       5,031          491          934    Aug-2007        601    Aug-1997(37)
                                                         -----------
                            Community Centers Subtotal:    177,524
                                                         -----------
Construction Properties:
Chesterfield Crossing......         100%        7.078%(4)    2,150          152          152    Dec-2002      2,150              --
Gunbarrel Pointe...........         100%        7.125%(4)    3,146          307          307    Jan-2002      3,146              --
Coastal Way................         100%        7.726%       2,627          186          186    Dec-2002      2,627              --
                                                         -----------
                        Construction Property Subtotal:      7,923
                                                         -----------
Other:
Park Place.................          95%       10.000%       1,296          130          459    Apr-2003         --            --(9)

Credit Lines...............         100%         7.19%(42) 156,187(43)   11,216       11,216    Various     156,000              --
                                                         -----------
                                                 Total:    1,452,398
                                                         ===========
                Operating Partnership's Share of Total: $  1,384,496 (44)

(1) The amount listed includes 100% of the loan amount even though the Company and the Operating Partnership may own less than 100% of the property.
(2) Interest has been computed by multiplying the annual interest rate by the outstanding principal balance as of December 31, 1999.
(3)  Unless otherwise noted, loans are prepayable at any time.
(4) The interest rate is floating at various spreads over LIBOR priced at the rates in effect at December 31, 1999.
(5)  Prepayment  premium is greater of 1% or modified yield  maintenance.
(6) Prepayment premium is the greater of 1% or yield maintenance after October 1, 2000.
(7) Prepayment premium is based on yield maintenance (not less than 1%) for any prepayment prior to January, 1997; thereafter, the prepayment premium is 5%, decreasing by 1% per year to a minimum of 1%; there is no prepayment premium during the last 120 days of the loan term.
(8)  Prepayment premium is based on the greater of yield maintenance or 2%.
(9)  Prepayment premium is the greater of 1% or yield maintenance.
(10) Prepayment premium is based on yield maintenance; there is no prepayment premium after October 1, 2001.
(11) Prepayment premium is the greater of 1% or yield maintenance.
(12) This loan can be extended for 2 one year periods, the extension fee is 1/4 point for each extension.
(13) Interest is floating at 1% over prime priced at December  31,  1999.
(14) Prepayment premium is the greater of 1% or yield maintenance, none last 120 days.
(15) Prepayment premium is the greater of 1% or yield maintenance.
(16) The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(17) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2007.
(18) Interest is floating at 1 1/2% over prime priced at December 31, 1999. The maturity date is 90 days after notice.
(19) Loan is closed to prepayment for the term. Lender shall adjust the interest rate every 5th year of the loan. If borrower does not except the new rate loan may be prepaid at that time without prepayment penalty.
(20) Prepayment penalty is based on yield maintenance.
(21) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium during the last 120 days of the loan term.
(22) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2003.
(23) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2% there is no prepayment premium during the last 120 days of the loan term.
(24) Lender has option to accelerate loan between March 1, 2001 and February 28, 2002; March 1, 2006 and February 28, 2007; and March 1, 2011 and February 28, 2012.
(25) Prepayment  premium is 7%,  decreasing  by 1% per year to a minimum of 3%.
(26) Loan may not be prepaid.
(27) Open at 2 1/2% declining 1/2 of 1% per year beginning December 1999 to a minimum of 1%.
(28) Lender may accelerate loan on July 1, 2007 unless Food Lion exercises an extension option.
                                    -35-

(29) Prepayment premium of 7% decreasing by 1% per year to a minimum of 2%; there is no prepayment premium during the last six months of the loan term.
(30)Prepayment premium is 5%, decreasing 1% per year to a minimum of 1%; there is no prepayment premium during the last two years of the loan term.
(31) Prepayment premium is 5% from July 1, 2000 to June 30, 2001; thereafter decreasing by 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(32) Prepayment premium is the greater of 10% or 1/12 of the annual yield difference before October 2014. Thereafter the prepayment premium is 1%.
(33) Loan may be prepaid after 9 years. The prepayment premium is the greater of 1% or yield maintenance.
(34) Lender may accelerate loan after January 1, 2008 unless Food Lion exercises an extension option beyond January 1, 2008.
(35) Prepayment premium is the greater of 2% or yield maintenance before October, 1998, afterwards it is the greater of 1% or yield maintenance.
(36) Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 120 days of the loan term.
(37) Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last 90 days of the term.
(38) Prepayment premium is 5% from August 1, 2000 to July 30, 2001; thereafter decreasing by 1% per year to a minimum of 2%; there is no prepayment premium after May 1, 2010.
(39) The note is secured by rent payable by the Food Lion Anchor store.
(40) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%. There is no loan prepayment premium during the last 90 days of the loan term.
(41) The loan has a rate reset option in August of 2004, 2009 and 2014. The loan can be prepaid in these years if the Company elects not to accept the rate reset. The prepayment premium is the greater of 1% or yield maintenance.
(42) Prepayments penalty is 7.875% until November 2001 then yield maintenance, none last 120 days.
(43) Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 7.19% with various maturities through 2001. The principal balance includes term loans of $187.
(44) Represents non-recourse indebtedness on Properties and reflects the less than 100% ownership of the Company and the Operating Partnership with respect to certain Properties subject to such indebtedness.

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

                                       PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS.

(a)      Market Information

     The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

     The following table sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.

  1998 Quarter Ended                            High        Low
  --------------------------------          ----------  ----------
  March 31........................          $  25.3125  $  24.2500
  June 30.........................             24.8750     23.3750
  September 30....................             26.8750     23.6250
  December 31.....................             26.6875     24.4375

  1999 Quarter Ended                            High        Low
  --------------------------------          ----------  ----------
  March 31........................          $  25.9375  $  22.1250
  June 30.........................             26.3750     22.6875
  September 30....................             27.0000     22.8125
  December 31.....................             24.7500     19.4375

(b)      Holders

         The approximate number of shareholders of record of the Common Stock was 650 as of March 20, 2000.

(c)      Dividends

         The following table sets forth the frequency and amounts of dividends declared and paid for each quarter of the Company's two most recent fiscal years.

  Quarter Ended                              1999             1998
  -------------------------------          --------         --------
  March 31........................         $  0.4875        $  0.4650
  June 30.........................            0.4875           0.4650
  September 30....................            0.4875           0.4650
  December 31.....................            0.4875           0.4650


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

ITEM 6.           SELECTED FINANCIAL DATA.

         The following table sets forth selected financial data of the Company, which should be read in conjunction with the financial statements and notes thereto.

                                                                         Year Ended December 31,
                                                      -----------------------------------------------------------------
                                                        1999          1998          1997          1996           1995
                                                      --------      --------      --------       --------      --------
TOTAL REVENUES                                        $317,603      $254,640      $177,604       $146,805      $131,727
TOTAL EXPENSES                                         250,139       203,001       135,200        111,012       104,128
                                                      --------      --------      --------       --------      --------
INCOME FROM OPERATIONS                                  67,464        51,639        42,404         35,793        27,599
GAIN ON SALES OF REAL ESTATE ASSETS                      8,357         4,183         6,040         13,614         2,213
EQUITY IN EARNINGS OF
  UNCONSOLIDATED AFFILIATES                              3,263         2,379         1,916          1,831         1,450
MINORITY INTEREST IN EARNINGS:
  Operating Partnership                               (23,264)      (16,258)      (13,819)       (15,468)      (10,527)
  Shopping center properties                           (1,225)         (645)         (508)          (527)         (386)
                                                      --------      --------      --------       --------      --------
INCOME BEFORE EXTRAORDINARY ITEM                        54,595        41,298        36,033         35,243        20,349
EXTRAORDINARY LOSS ON
    EXTINGUISHMENT OF DEBT                                   -         (799)       (1,092)          (820)         (326)
                                                      --------      --------      --------       --------      --------
NET INCOME                                              54,595        40,499        34,941         34,423        20,023
PREFERRED DIVIDENDS                                    (6,468)       (3,234)             -              -             -
                                                      --------      --------      --------       --------      --------
NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                        $48,127       $37,265       $34,941        $34,423       $20,023
                                                      ========      ========      ========       ========      ========
BASIC EARNINGS PER COMMON SHARE:
   Income before extraordinary item                    $  1.95       $  1.58       $  1.51        $  1.69       $  1.14
                                                      ========      ========      ========       ========      ========
   Net income                                          $  1.95       $  1.55       $  1.46        $  1.65       $  1.12
                                                      ========      ========      ========       ========      ========
   Weighted average common shares outstanding           24,647        24,079        23,895         20,890        17,827
                                                      ========      ========      ========       ========      ========
DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary item                    $  1.94       $  1.56       $  1.49        $  1.68       $  1.14
                                                      ========      ========      ========       ========      ========
   Net income                                          $  1.94       $  1.53       $  1.45        $  1.64       $  1.12
                                                      ========      ========      ========       ========      ========
   Weighted average shares and potential                24,834        24,340        24,151         21,022        17,856
dilutive common shares outstanding                    ========      ========      ========       ========      ========
Dividends declared per share                           $  1.95       $  1.86       $  1.77        $  1.68       $  1.59

                                                       1999          1998          1997           1996            1995
                                                    ----------    ----------    ----------     ----------      --------
BALANCE SHEET DATA:
Net investment in real estate assets                $1,960,554    $1,805,788    $1,142,324       $987,260      $758,938
Total assets                                         2,018,838     1,855,347     1,245,025      1,025,925       814,168
Total debt                                           1,360,753     1,208,204       741,413        590,295       392,754
Minority interest                                      170,750       168,040       123,897        114,425       113,692
Shareholders' equity                                   419,887       415,782       330,853        272,804       270,892
OTHER DATA:
Cash flows provided by (used in):
   Operating activities                               $114,196       $89,123       $60,852        $54,789       $28,977
   Investing activities                              (212,140)     (571,332)     (245,884)      (218,016)      (99,690)
   Financing activities                                 99,191       484,912       183,858        164,496        71,689
Funds From Operations (FFO) (1)
 of  the Operating Partnership                         117,947        93,614        76,514         63,044        52,212
FFO applicable to the Company                           79,495        65,026        54,833         43,498        34,218

1)      Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations
         for the definition of FFO. FFO does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP) and is not necessarily indicative of the cash available to fund all cash requirements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

              The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.

              Information included herein may contain "forward-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the Company's other filings with the Securities and Exchange Commission, including without limitation the Company's Annual Report on Form 10-K for a discussion of such risks and uncertainties.

GENERAL BACKGROUND

              On November 3, 1993, CBL & Associates Properties, Inc. (the "Company") completed an initial public offering of 15,400,000 shares of common stock priced at $19.50 per share (the "Offerings"). In connection with the Offerings, CBL & Associates, Inc. and its affiliates contributed their interests in properties to CBL & Associates Limited Partnership (the "Operating Partnership"). The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc., which are the sole general partner and majority owner, respectively, of the Operating Partnership. As a result, the CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of the Operating Partnership, which includes at December 31, 1999, the operations of a portfolio of properties consisting of twenty-six regional malls, fourteen associated centers, two power centers, eighty community centers, an office building, joint venture investments in four regional malls and one associated center, and income from six mortgages (the"Properties"). The Operating Partnership currently has under construction one mall, one associated center, three community centers and two expansions and owns options to acquire certain shopping center development sites. The consolidated financial statements also include the results of CBL & Associates Management, Inc. (the "Management Company").

              The Company classifies its regional malls into two categories - stabilized malls which have completed their initial lease-up and new malls which are in their initial lease-up phase. The new mall category is presently comprised of Springdale Mall in Mobile, Alabama, which was acquired in September 1997 and is being redeveloped and retenanted; Bonita Lakes Mall in Meridian, Mississippi, which opened in October 1997; Parkway Place in Huntsville, Alabama, which was acquired in December 1998 and is being redeveloped and Arbor Place Mall in Atlanta (Douglasville), Georgia, which was opened in October 1999.

              In July 1999, the Company acquired York Galleria in York, Pennsylvania. The purchase price of $68.5 million was funded from a mortgage loan in the amount of $51.1 million and in part from $30 million in proceeds from the Company's disposition of two department stores and two free-standing community centers. A portion of such proceeds were allocated to a like-kind exchange of properties under section 1031 of the Internal Revenue Code of 1986 as amended. The $12.6 million balance of the proceeds from the dispositions was used to pay down the Company's credit lines.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


RESULTS OF OPERATIONS

SALES
Mall shop sales, for those tenants who have reported, in the twenty-six stabilized malls in the Company's portfolio, increased by 5.0% on a comparable per square foot basis as shown below:

                                                Year Ended December 31,
                                            -----------------------------
                                             1999                  1998
                                            -------               -------
       Sales per square foot                $285.00               $271.50

Total sales volume in the mall portfolio, including new malls, increased 10.8% to $1.666 billion in 1999 from $1.504 billion in 1998.

Occupancy costs as a percentage of sales for the years ended December 31, 1999, 1998 and 1997 for the stabilized malls (acquisition malls are excluded from the year of acquisition) were 11.5%, 11.1% and 11.2%, respectively.


OCCUPANCY
Occupancy for the Company's overall portfolio increased, with a breakdown by asset category, as follows:

                                             At December 31,
                                          ----------------------
                                          1999              1998
                                          -----            -----
            Stabilized malls              94.5%            93.7%
            New malls                     88.0             92.7
            Associated centers            93.2             90.7
            Community centers             97.7             97.0
                                          -----            -----
            Total portfolio               95.3%            94.8%
                                          =====            =====

AVERAGE BASE RENTS
Average base rents for the Company's three portfolio categories:

                                              At December 31,
                                     ---------------------------------
                                                            Percentage
                                      1999        1998        Increase
                                     ------      -------    ----------

    Malls..........................  $20.68      $19.82         4.3%
    Associated centers.............    9.78        9.68         1.0
    Community centers..............    8.32        8.22         1.2

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


LEASE ROLLOVERS
On spaces previously occupied, the Company achieved the following results from rollover leasing for the year ended December 31, 1999 over and above the base and percentage rent paid by the previous tenant:

                                     Per Square    Per Square
                                     Foot Rent     Foot Rent     Percentage
                                     ----------    ----------    ----------
  Malls.........................       $21.56        $24.91        15.5%
  Associated centers............        10.35         11.28         9.0
  Community centers.............         8.44          9.39        11.3

  (1)     -        Rental achieved for spaces previously occupied at the end
                   of the lease including percentage rent.
  (2)     -        Average base rent over the term of the lease.

In 1999 and 1998, respectively, revenues from the malls represented 76.9% and 74.9% of total revenues from the properties; revenues from associated centers represented 3.7% and 3.9%; revenues from community centers represented 17.8% and 19.6%; and revenues from mortgages and the office building represented 1.6% and 1.6%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR 1999 TO THE RESULTS OF OPERATIONS
FOR 1998


Total revenues in 1999 increased by $63.0 million, or 24.7%, to $317.6 million as compared to $254.6 million in 1998. Of this increase, minimum rents increased by $36.4 million, or 21.8%, to $203.0 million as compared to $166.6 million in 1998, percentage rents increased by $2.6 million, or 54.8%, to $7.4 million as compared to $4.8 million in 1998, other rents increased by $1.4 million, or 35.8%, to $5.4 million as compared to $4.0 million in 1998 and tenant, reimbursements increased by $15.9 million, or 21.6%, to $89.8 million as compared to $73.8 million in 1998.

Approximately $11.3 million of the increase in revenues resulted from the five new centers opened and acquired during 1999, and $35.9 million of the increase in revenues resulted from the ten new centers opened and acquired during the past twenty-four months. The centers opened in 1998 and contributing to 1999 increases are Sterling Creek Commons in Portsmouth, Virginia and 641,000-square-feet of expansions. The centers acquired in 1998 and contributing to 1999 increases are Stroud Mall in Stroudsburg, Pennsylvania, Hickory Hollow Mall, RiverGate Mall, Courtyard at Hickory Hollow, Village at RiverGate and Lionshead Village, all in Nashville, Tennessee, Meridian Mall in Lansing, Michigan and Janesville Mall in Janesville, Wisconsin. The five new centers opened and acquired in 1999 are fully described in the Developments, Acquisitions and Expansions section of the annual report. Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $12.4

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

million of the increased revenues, with the largest increases from Hamilton Place in Chattanooga, Tennessee and St. Clair Square in Fairview Heights, Illinois. New revenues of $3.4 million were from the one-time fees earned in the Company's Co-Development program.


Management, development and leasing fees increased in 1999 by $5.1 million, or 188.9%, to $7.8 million as compared to $2.7 million in 1998. Most of the increase was due to one-time fees totaling $3.4 million earned in the Co-Development program. The balance of the increase was provided from the Company's managed properties and development operations. Interest and other income increased in 1999 by $1.5 million, or 55.0%, to $4.2 million as compared to $2.7 million in 1998. This increase resulted primarily from the fifteen new centers opened and acquired over the past twenty-four months.

Property operating expenses, including real estate taxes and maintenance and repairs, increased in 1999 by $16.0 million, or 20.0%, to $96.2 million as compared to $80.2 million in 1998. This increase is primarily the result of the fifteen new centers opened and acquired over the past twenty-four months. The Company's cost recovery ratio increased to 93.3% in 1999 as compared 92.1% in 1998.

Depreciation and amortization increased in 1999 by $10.0 million, or 23.0%, to $53.5 million as compared to $43.5 million in 1998. This increase resulted primarily from depreciation and amortization on the fifteen new centers opened and acquired over the past twenty-four months.

Interest expense increased in 1999 by $15.2 million, or 22.5%, to $82.5 million as compared to $67.3 million in 1998. This increase is primarily due to increased interest expense on the fifteen new centers opened and acquired over the past twenty-four months.

General and administrative expenses increased in 1999 by $4.4 million, or 36.9%, to $16.2 million as compared to $11.8 million in 1998. This increase was due to increases in state tax expense, payroll and general overhead.

Gain on sales of real estate assets was $8.4 million in 1999 as compared to $4.2 million in 1998. The majority of the gain in 1999 is from outparcel and pad sales at centers under development in 1999, Chesterfield Crossing in Chesterfield, Virginia, Arbor Place mall and The Landing at Arbor Place in Atlanta (Douglasville), Georgia and Sand Lake Corners in Orlando, Florida. The gain on sales in 1999 also includes gain on the sale of two centers, North Park Plaza in Richmond, Virginia and a free-standing Regal Cinema in Jacksonville, Florida.

COMPARISON OF RESULTS OF OPERATIONS FOR 1998 TO THE RESULTS OF OPERATIONS
FOR 1997

Total revenues in 1998 increased by $77.0 million, or 43.4%, to $254.6 million as compared to $177.6 million in 1997. Of this increase, minimum rents increased by $51.0 million, or 44.1%, to $166.6 million as compared to $115.6 million in 1997, percentage rents increased by $1.1 million, or 29.8%, to $4.8 million as compared to $3.7 million in 1997, other rents increased by $2.1 million, or 105.6%, to $4.0 million as compared to $1.9 million in 1997 and tenant reimbursements increased by $22.5 million, or 43.9%, to $73.8 million as compared to $51.3 million in 1997.

Approximately $17.5 million of the increase in revenues resulted from the twelve new centers opened during the period from January 1997 to December 1998 and $54.1 million of the increase resulted from the fourteen new centers

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

acquired during the same period. The centers that were opened in 1998 are Cortlandt Towne Center Phase II in Cortlandt, New York, Springhurst Town Center Phase II in Louisville, Kentucky, and Sterling Creek Commons in Portsmouth, Virginia. The centers acquired in 1998 are Asheville Mall in Asheville, North Carolina, Burnsville Center in Minneapolis (Burnsville), Minnesota, Stroud Mall in Stroudsburg, Pennsylvania, Hickory Hollow Mall, RiverGate Mall, Courtyard at Hickory Hollow, Village at RiverGate and Lionshead Village, all in Nashville, Tennessee, Meridian Mall in Lansing, Michigan and Janesville Mall in Janesville, Wisconsin. Improved occupancies and operations, expansions to existing properties, and increased rents in the Company's operating portfolio generated approximately $5.4 million of the increased revenues with the largest increases from Hamilton Place in Chattanooga, Tennessee and WestGate Mall in Spartanburg, South Carolina.

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

Interest expense increased in 1998 by $29.5 million, or 78.0%, to $67.3 million as compared to $37.8 million in 1997. This increase is primarily due to increased interest expense on the twelve new centers opened and the acquisition of fourteen properties over the past twenty-four months, partially offset by the repayment of variable rate debt with proceeds from the preferred offering in June 1998.

General and administrative expenses increased in 1998 by $2.8 million, or 30.8%, to $11.8 million as compared to $9.0 million in 1997. This increase was due to increases in reserves for state tax expense and increases in general overhead.

Gain on sales of real estate assets was $4.2 million in 1998 as compared to $6.0 million in 1997. The majority of the gain in 1998 is from outparcel and pad sales at the development centers Springhurst Towne Center in Louisville, Kentucky and Sand Lake Corners in Orlando, Florida. The gain on sales in 1998 also includes a $0.2 million gain on the sale of one existing center, Surrey Square in Elkin, North Carolina.

The extraordinary loss in 1998 of $0.8 million was from the refinancing of the loan on College Square Mall in Morristown, Tennessee. The Company reduced the interest rate from 10% to 6.75% and extended the term to fifteen years.

LIQUIDITY AND CAPITAL RESOURCES

     The principal  uses of the Company's  liquidity and capital  resources have historically been for property development, acquisitions, expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company currently is required to distribute to its shareholders at least 95% of its "Real Estate Investment Trust Taxable Income" as defined in the Code. Beginning on January 1, 2001 (the Company's first taxable year beginning after December 31, 2000), this percentage is reduced to 90%.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



As of February 29, 2000, the Company had $46.5 million available in unfunded construction loans to be used for completion of construction projects and replenishment of working capital previously used for construction. Additionally, as of February 29, 2000, the Company had obtained revolving credit lines and term loans totaling $230 million of which $54.0 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a shelf registration statement authorizing shares of the Company's common stock, preferred stock, and warrants to purchase shares of the

Company's common stock with an aggregate public offering price of up to $350 million, with $278 million available as of February 29, 2000. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.6% ownership interest in the Operating Partnership held by certain of the Company's current and former executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, these current and former executive and senior officers and the Company's directors own approximately 1.8 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.6%. Ownership interests issued to fund acquisitions in 1998 and 1999 may be exchanged for approximately 2.4 million shares of common stock which represents a 6.65% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 36.7 million shares of common stock outstanding with a market value of approximately $757.7 million at December 31, 1999 (based on the closing price of its common stock of $20.625 per share on December 31,
1999). The Company's total market equity at year end was $811.4 million including 2.9 million shares of preferred stock (based on the closing price of its preferred stock of $18.69 per share on December 31, 1999). The Company's current and former executive and senior officers' ownership interests had a market value of approximately $231.6 million at December 31, 1999.

Mortgage debt consists of debt on certain consolidated properties as well as debt on four properties in which the Company owns non-controlling interests, accounted for under the equity method of accounting. At December 31, 1999, the Company's share of funded mortgage debt on its consolidated properties (adjusted for minority investors' interests in seven properties) was $737.7 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $40.8 million for total fixed rate debt obligations of $778.5 million with a weighted average interest rate of 7.4%. Consolidated and unconsolidated variable rate debt accounted for $606.0 million with a weighted average interest rate of 6.8%. Total debt obligations amounted to $1.385 billion. Variable rate debt accounted for approximately 43.8% of the Company's total debt and 27.6% of its total capitalization. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $414.0 million of variable rate debt on operating properties at a weighted average interest rate of 6.8%. Of the Company's remaining variable rate debt of $192.0 million, interest rate caps in place of $150.0 million leave $42.0 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



The Company's interest rate swap and cap agreements in place at December 31, 1999 are as follows:

                            Fixed
    Amount       Swap/      LIBOR      Effective   Expiration
 (in millions)   Cap      Component      Date          Date
 -------------  ------    ---------    ---------   ----------
     $65         swap       5.72%      01/05/98    01/07/2000
      81         swap       5.54%      02/04/98    02/04/2000
      50         swap       5.70%      06/11/98    06/12/2001
      38         swap       5.73%      06/26/98    06/26/2001
      80         swap       5.49%      08/27/98    09/01/2001
      50         swap       5.98%      11/04/99    11/04/2000
      50         swap       5.98%      11/04/99    11/06/2000
     100          cap       7.50%      01/05/99    01/05/2000
      50          cap       6.50%      09/27/99    09/27/2000

Subsequent to year end, the Company executed new interest rate swap agreements totaling $175 million at a weighted average LIBOR interest rate of 6.49% and a commitment for a long term permanent loan for $74.0 million, leaving the Company with no interest rate exposure on operating properties.

The Company's credit facilities have a weighted average interest rate of 7.1% at December 31, 1999. Each of the credit facilities includes covenants that require the Company to maintain minimum net worth levels, maintain interest and debt coverage ratios, maintain total obligations to capitalized value ratios and maintain limitations on variable rate debt. The credit facilities also require that the Company's senior management continue to consist of certain individuals and to maintain certain levels of minority ownership in the Operating Partnership. The First Tennessee Bank credit facility provides that if the Company completes an offering of its securities, not less than 75% of the net proceeds of any such offering will be applied for the benefit of the Operating Partnership.

The following table sets forth the Company's credit facilities at February 29, 2000 (in millions):

                                               Current
Credit Facility                Amount          Balance           Maturity
-----------------------        ------          -------        --------------
SunTrust                       $  10           $  10              April 2001
SouthTrust                        20              20              March 2001
First Tennessee                   80              61               June 2001
Wells Fargo                      120              85          September 2001

In March 1999, the Company closed a $75 million permanent loan on St. Clair Square in Fairview Heights, Illinois at an interest rate of 7.0% and in November 1999 the Company closed an $8.7 million refinancing loan on Suburban Plaza in Knoxville, Tennessee at an interest rate of 7.875% . The proceeds of these loans were used to repay existing variable rate indebtedness.

Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 63.0% at December 31, 1999, as compared to 54.7% at December 31, 1998.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

During 1999, the Company opened and acquired approximately 2,767,000 square feet of new retail properties consisting of the following:

Project Name                       Location                                 Total GLA   Anchors
------------                       --------                                 ---------   -------
OPENINGS
Arbor Place                        Atlanta (Douglasville), Georgia          1,035,000   Dillards, Parisian, Sears,
                                                                                        Bed Bath & Beyond, Borders
                                                                                        Books, Old Navy
The Landing at Arbor Place         Atlanta (Douglasville), Georgia            163,000   Circuit City, Michaels,
                                                                                        Toys R Us
Sand Lake Corners                  Orlando, Florida                           423,000   Bealls, Lowes, Wal*Mart
Lakeshore Mall(Sears Addition)     Sebring, Florida                            92,000   Sears
Fiddler's Run                      Morganton, North Carolina                  203,000   Belk, JCPenney, Goody's,
                                                                                        Food Lion
Regal Cinema                       Jacksonville, Florida                       84,000   Regal (Sold)

ACQUISITIONS
York Galleria                      York, Pennsylvania                         767,000   The Bon-Ton, Boscov's,
                                                                                        JCPenney, Sears


As of February 29, 2000, the Company had approximately 2,155,000 square feet under construction consisting of:

Project Name                       Location                                 Total GLA   Opening Date
------------                       --------                                 ---------   ------------
Sand Lake Corners(Expansion)       Orlando, Florida                            38,000   April 2000
Chesterfield Crossing              Richmond, Virginia                         440,000   August 2000
Coastal Way Shopping Center        Spring Hill, Florida                       233,000   August 2000
Gunbarrel Pointe                   Chattanooga, Tennessee                     282,000   October 2000
Asheville Mall Expansion           Asheville, North Carolina                  171,000   November 2000
Creekwood Crossing                 Bradenton, Florida                         381,000   April 2001
The Lakes Mall                     Muskegon, Michigan                         610,000   August 2001

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

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



The Company will fund its major development, expansion and acquisition activity with its traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings, and its credit facilities.


OTHER CAPITAL EXPENDITURES

Management prepares an annual capital expenditures budget for each property which is intended to provide for all necessary recurring capital improvements and maintenance items. Management believes that its annual operating reserve for maintenance and recurring capital improvements as well as reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 55% to 90% of its funds from operations with the remaining 10% to 45% to be held as a reserve for capital expenditures and continued growth opportunities.

Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or revolving lines of credit, and a return on the funds so invested is expected to be earned.

For the year ended December 31, 1999, revenue generating capital expenditures, or tenant allowances for improvements, were $9.6 million. These capital expenditures generate a return by increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $6.2 million, the majority of which was for the renovation of RiverGate Mall and The Village at RiverGate in Nashville, Tennessee and College Square Mall in Morristown, Tennessee. Revenue neutral capital expenditures, such as parking lot and roof repairs, which are recovered from the tenants, were $15.4 million in 1999.

The Company believes that the Properties, with the exception of Parkway Place Mall in Huntsville, Alabama, are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. Parkway Place was acquired in December 1998 and all of the existing building will be demolished over time as the mall is redeveloped. Approximately 350 square feet of ground in the vicinity of a former auto service center has been identified as being contaminated with total petroleum hydrocarbons and this is scheduled to be remediated during the demolition process. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.

CASH FLOWS

Cash flows provided by operating activities for 1999 increased by $25.1 million, or 28.1%, to $114.2 million from $89.1 million in 1998. This increase was primarily due to the cash provided from the operations of fifteen new centers opened and acquired in the last twenty-four months. Cash flows used in investing activities for 1999 decreased by $359.2 million, or 62.9 %, to $212.1 million compared to $571.3 million in 1998. This decrease was primarily due to the smaller number of acquisitions in 1999 compared to the number of acquisitions in 1998. Cash flows provided by financing activities for 1999 decreased by $385.7 million, or 79.5%, to $99.2 million from $484.9 million in 1998. This increase is primarily due to decreased borrowings related to the acquisition programs.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



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

Year 2000

The Year 2000 problem results from the use of a two digit year date instead of a four digit date in the programs that operate computers, information processing technology and systems and other devices (i.e. non-information processing systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem have programs that were written to assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption may have resulted in problems when the century date occurred. On that date, these computer programs could have misinterpreted the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether. The Year 2000 issue affects almost all companies and organizations.

THE COMPANY'S STATE OF READINESS FOR YEAR 2000 - The Company had completed a program to identify both its information and non-information processing applications that were not year 2000 compliant. The Company had corrected or replaced all non-compliant systems and applications including embedded systems, by the end of 1999. The Company initiated communications with its significant suppliers and tenants to determine the extent to which the Company was vulnerable to the failure of such parties to correct their year 2000 compliance issues. In addition, the Company formed a Year 2000 Committee that includes senior personnel from most areas of the Company.

COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE - As the Company's Year 2000 compliance issues have already been addressed, which costs were not material, and the Company has not experienced any Year 2000 problems with its operations, suppliers or vendors, the Company does not expect to incur any significant additional costs regarding the compliance of all non-compliant information processing systems and non-information processing systems including embedded systems.

 RISKS RELATING TO THE YEAR 2000 ISSUE AND CONTINGENCY PLANS - Although the Company is not currently aware of any specific significant Year 2000 issues involving third-parties, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to third parties such as tenants, vendors, banking services and utility providers. With respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and would likely not impact the operations of any particular shopping center or the Company as a whole. The Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. Therefore, although the Company believes that its Year 2000 issues have been addressed, that suitable remediation and/or contingency procedures are in place and that the new year is three months old and as of the filing date of this report the Company has not experienced any effects of the Year 2000 issue in its operations, vendors or tenants, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. For certain derivative instruments embedded in hybrid contracts at the date of initial application, a company shall choose to either (a) recognize as an asset or liability in the statement of financial position all embedded derivative instruments that are required to be separated from their host contracts or (b) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivative. If the company chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date.

     The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

Funds from Operations

Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before property depreciation, other non-cash items (consisting of the write-off of costs associated with development projects not being pursued), gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. The costs of interest rate caps and finance costs on the Company's lines of credit are amortized and included in interest expense and, therefore, reduce FFO. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties.

The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the Company). Management also believes that FFO is a widely used measure of the operating performance of REITs and provides a relevant basis for comparison among Companies. FFO does not represent cash flow from operations as, defined by generally accepted accounting principles ("GAAP"), is not necessarily indicative of cash from operations available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations



In 1999, FFO increased by $24.3 million, or 26.0%, to $117.9 million as compared to $93.6 million in 1998. The increase in FFO was primarily attributable to the continuing increase in revenues and income from operations from new developments and acquisitions and increases in occupancy levels and rent per square foot in the Company's stabilized portfolio.

Beginning with the first quarter of 1998 the Company amended its calculation of FFO to include straight-line rents in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. The Company has restated prior years' FFO to conform with the revised calculation. The Company will continue to exclude outparcel sales (which would have added $8.4 million, or $0.23 per shares, in 1999) from its FFO calculation, even though the NAREIT definition allows their inclusion.

Beginning on January 1, 2000 NAREIT has amended the definition of FFO to limit extraordinary items of income included in FFO to extraordinary items as defined by GAAP.

                        CBL & Associates Properties, Inc.
           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


The Company's calculation of FFO is as follows (in thousands):

                                                           Three Months Ended                    Year Ended
                                                             December 31,                        December 31,
                                                   -------------------------------    -------------------------------
                                                       1999              1998              1999              1998
                                                   --------------   --------------    --------------    -------------
Income from operations............................    $  17,765         $  14,810         $  67,464        $ 51,639
ADD:
Depreciation and amortization
     from consolidated properties.................       14,676            13,013            53,551          43,547
Income from operations of
     unconsolidated affiliates . .................          844               690             3,263           2,379
Depreciation and amortization from
     unconsolidated affiliates....................          368               370             1,619           1,427
Write-off of development costs
    charged to net income.........................          704                 -             1,674             122

SUBTRACT:
Minority investors' share of income
     from operations..............................         (284)             (236)           (1,225)           (645)
Minority investors' share of depreciation
    and amortization..............................         (212)             (226)             (920)           (875)
Depreciation and amortization of non-real
     estate assets and finance costs..............         (276)             (300)           (1,011)           (746)
Preferred dividends...............................
                                                   --------------   --------------    --------------    -------------
TOTAL FUNDS FROM OPERATIONS.......................     $31,968           $26,504         $  117,947         $93,614
                                                   --------------   --------------    --------------    -------------

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has managed the market risk for its variable rate debt with derivative financial instruments. The derivative instruments are described in the Liquidity and Capital Resources section in Item 7 above and in Note 8 to the Financial Statements.

         The fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that management believes reflects the risks associated with long term debt of similar risk and duration.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Reference  is made to the Index to  Financial  statements  contained in
Item 14 on page 56.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated herein by reference from the Company's definitive proxy statement filed on March 24, 2000 with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on May 3, 2000.


ITEM 11.          EXECUTIVE COMPENSATION.

         Incorporated herein by reference from the Company's definitive proxy statement filed on March 24, 2000 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 3, 2000.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Incorporated herein by reference from the Company's definitive proxy statement filed on March 24, 2000 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 3, 2000.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference from the Company's definitive proxy statement filed on March 24, 2000 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 3, 2000.

                                         PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.


(1)      Financial Statements                                             Page
                                                                          Number

         Report of Independent Public Accountants                            63

         CBL & Associates Properties, Inc. Consolidated Balance Sheets       64
         as of December 31, 1999 and 1998.


         CBL & Associates Properties, Inc. Consolidated Statements of        65
         Operations for the Years Ended December 31, 1999, 1998 and 1997


         CBL & Associates Properties, Inc. Consolidated Statements of        66
         Shareholders' Equity for the Years Ended December 31, 1999,
         1998 and 1997

         CBL & Associates Properties, Inc. Consolidated Statements of        67
         Cash Flows for the Years Ended December 31, 1999, 1998 and 1997


         Notes to Financial Statements                                       68


(2)      Financial Statement Schedules

         Schedule II Allowance For Credit Losses                             82
         Schedule III Real Estate and Accumulated Depreciation               83
         Schedule IV Mortgage Loans on Real Estate                           91

         Financial Statement Schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in the Company's Consolidated Financial Statements in item 14 or are reported elsewhere.

(3)      Exhibits



Exhibit
Number                              Description
------                              -----------
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

10.4.1 -- CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.4.2 -- Non-Qualified Stock Option Agreement,  dated May 10, 1994, for Charles
          B. Lebovitz+

10.4.3 -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for James L. Wolford+

10.4.4 -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for John N. Foy+

10.4.5 -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for Jay Wiston+

10.4.6 -- Non-Qualified Stock Option Agreement, dated May 10, 1994, for Ben S. Landress+

10.4.7 -- Non-Qualified Stock Option Agreement,  dated May 10, 1994, for Stephen
          D. Lebovitz+

10.4.8 -- Stock Restriction Agreement, dated December 28, 1994, for Charles B. Lebovitz+

10.4.9 -- Stock Restriction Agreement, dated December 2, 1994, for John N. Foy+

10.4.10 -- Stock Restriction Agreement, dated December 2, 1994, for Jay Wiston+

10.4.11 -- Stock  Restriction  Agreement,  dated  December  2, 1994,  for Ben S.
           Landress+

10.4.12 -- Stock Restriction  Agreement,  dated December 2, 1994, for Stephen D.
           Lebovitz+

10.5 -- Purchase Agreement relating to Frontier Mall(c)

10.6.1 -- Purchase Agreement relating to Georgia Square (JMB)(c)

10.6.2 -- Purchase Agreement Relating to Georgia Square (JCPenney)(c)

10.7 -- Purchase Agreement relating to Post Oak Mall(c)

10.8 -- Indemnification Agreements between the Company and the Management Company and their officers and directors(a)

10.9.1 -- Employment Agreement for Charles B. Lebovitz(a)+

10.9.2 -- Employment Agreement for James L. Wolford(a)+

10.9.3 -- Employment Agreement for John N. Foy(a)+

10.9.4 -- Employment Agreement for Jay Wiston(a)+

10.9.5 -- Employment Agreement for Ben S. Landress(a)+

10.9.6 -- Employment Agreement for Stephen D. Lebovitz(a)+

10.10-- Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company(a)

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

10.13.2 -- Property Partnership Agreement relating to CoolSprings Galleria(a)

10.14.1 -- Acquisition Option Agreement relating to Hamilton Place(a)

10.14.2  --  Acquisition   Option  Agreement  relating  to  the  Hamilton  Place
             Centers(a)

10.14.3 -- Acquisition Option Agreement relating to the Office Building(a)

10.15-- Revolving Credit Agreement  between the Operating  Partnership and First
        Tennessee Bank, National Association, dated as of March 2, 1994(d)

10.16-- Revolving Credit Agreement,  dated July 28, 1994,  between the Operating
     Partnership and Wells Fargo Advisors Funding, Inc., NationsBank of Georgia, N.A. and First Bank National Association(e)

10.17--  Revolving  Credit  Agreement,  dated  October  14,  1994,  between  the
     Operating Partnership and American National Bank and Trust Company of Chattanooga(f)

10.18--  Revolving  Credit  Agreement,  dated  November  2,  1994,  between  the
     Operating Partnership and First Tennessee Bank National Association(f)

10.19-- Promissory  Note Agreement  between the Operating  Partnership and Union
     Bank of Switzerland dated May 5, 1995(g)

10.20-- Amended and Restated Loan Agreement between the Operating Partnership and First Tennessee Bank National Association dated July 12, 1995(h)

10.21-- Second Amendment to Credit Agreement between the Operating Partnership and Wells Fargo Realty Advisors Funding, Inc. dated July 5, 1995(h)

10.22-- Consolidation,  Amendment, Renewal, and Restatement of Notes between the
     Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(i)
10.23--  Promissory  Note  Agreement  between  High  Point  Development  Limited
     Partnership and The Northwestern Mutual Life Insurance Company dated January 26, 1996(j)

10.24-- Promissory Note Agreement  between Turtle Creek Limited  Partnership and
     Connecticut General Life Insurance Company dated February 14, 1996(j)

10.25-- Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated September 26, 1996. (k)

10.26-- Promissory Note Agreement between the Operating  Partnership and Compass
     Bank dated September 17, 1996. (k)

10.27-- Promissory Note Agreement between St Clair Square Limited Partnership and Wells Fargo National Bank dated, December 11, 1996.(l)

10.28--  Promissory  Note  Agreement  between  Lebcon  Associates  and Principal
     Mutual Life Insurance Company dated, March 18, 1997.(l)

10.29-- Promissory Note Agreement between Westgate Mall Limited  Partnership and
     Principal Mutual Life Insurance Company dated, February 16, 1997.(l)

10.30-- Amended and Restated Credit Agreement between the Operating Partnership and First Tennessee Bank etal dated February 24, 1997.(l)

10.31-- Amended and Restated Credit Agreement between the Operating Partnership and First Tennessee Bank etal dated July 29, 1997.(m)

10.32-- Second  Amended and  Restated  Credit  Agreement  between the  Operating
     Partnership and Wells Fargo Bank N.A. etal dated June 5, 1997 Effective April 1,1997.(m)

10.33-- First Amendment to Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. etal dated November 11, 1997.(m)

10.34-- Loan  Agreement  between  Asheville LLC and Wells Fargo Bank N.A.  dated
     February 17, 1998(m)

10.35-- Loan Agreement between  Burnsville  Minnesota LLC and U.S. Bank National
     Association dated January 30, 1998(m)

10.36--  Modification  No. One to the Amended and Restated  Agreement of Limited
     Partnership  of  CBL &  Associates  Limited  Partnership  Dated  March  31,
     1997.(m)

10.37--  Modification  No. Two to the Amended and Restated  Agreement of Limited
     Partnership of CBL & Associates Limited Partnership Dated February 19, 1998.(m)

10.38 -- Loan agreement with South Trust Bank dated January 15 , 1998. (n)

10.39-- Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc. Dated July 1, 1998.(o)

10.40-- Second  Amended and Restated  Agreement of Limited  Partnership of CBL &
     Associates Limited Partnership dated June 30, 1998 (p)

10.41-- Amended and restated Loan Agreement between CBL & Associates  Properties
     , Inc. and First  Tennessee Bank National  Association  Dated June 12, 1998
     (p)

10.42-- First  Amendment To Third  Amended And  Restated  Credit  Agreement  and
     Third Amended And Restated Credit Agreement between CBL & Associates Properties, Inc. and Wells Fargo Bank, National Association, dated August 4, 1998 (p)

10.43-- Promissory  Note with  Teachers  Insurance  and Annuity  Association  of
     American and St. Clair Square Limited Partnership Bank dated March 11, 1999
     (q)

10.43--  Promissory  Note with Wells Fargo Bank National  Associates  and Parham
     Road Limited Partnership (York Galleria) dated July 1, 1999 (r)

10.44--  Agreement  of Purchase  and Sale By and Between YGL  Partners and CBL &
     Associates Limited Partnership assigned to Parham Road Limited Partnership (York Galleria) dated February 2, 1999 (r)

21   -- Subsidiaries of the Company

23   -- Consent of Arthur Andersen LLP

24   -- Power of Attorney

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

(n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(q) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(r) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(4)   Reports on Form 8-K



      The outline from the Company's February 3, 2000 conference call with analysts regarding earnings (Item 5) was filed on February 3, 2000.

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

                                         CBL & ASSOCIATES PROPERTIES, INC.
                                                           (Registrant)

                                                  /s/ Charles B. Lebovitz
                                            ------------------------------------

                                         By:      Charles B. Lebovitz
                                                    Chairman of the Board,
                                                and Chief Executive Officer

Dated: March 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                                   Date
---------                    -----                                   ----

/s/ Charles B. Lebovitz   Chairman of the Board, and Chief     March 29, 2000
-----------------------   Executive Officer (Principal
Charles B. Lebovitz       Executive Officer)


/s/ John N. Foy            Vice Chairman of the Board, Chief   March 29, 2000
-----------------------    Financial Officer and Treasurer
John N. Foy                (Principal Financial Officer and
                           Principal Accounting Officer)

/s/ Stephen D. Lebovitz*   Director, President and Secretary   March 29, 2000
------------------------
Stephen D. Lebovitz


/s/ Claude M. Ballard*       Director                          March 29, 2000
------------------------
Claude M. Ballard


/s/ Leo Fields*              Director                          March 29, 2000
------------------------
Leo Fields


/s/ William J. Poorvu*       Director                          March 29, 2000
------------------------
William J. Poorvu


/s/ Winston W. Walker*       Director                          March 29, 2000
------------------------
Winston W. Walker


*By /s/ Charles B. Lebovitz  Attorney-in-Fact                  March 29, 2000
--------------------------
Charles B. Lebovitz

                          INDEX TO FINANCIAL STATEMENTS



    Report of Independent Public Accountants                             63

    CBL & Associates Properties, Inc. Consolidated Balance               64
         Sheet as of December 31, 1999 and 1998

    CBL & Associates Properties, Inc. Consolidated Statements of         65
        Operations for the Years Ended December 31, 1999,
        1998 and 1997

    CBL & Associates Properties, Inc. Consolidated Statements of         66
        Shareholders' Equity for the Years Ended December 31, 1999,
        1998 and 1997


    CBL & Associates Properties, Inc. Consolidated Statements of         67
        Cash Flows for the Years Ended December 31, 1999, 1998 and
        1997


    Notes to Financial Statements                                        68



   Schedule II Allowance For Credit Losses                               82

   Schedule III Real Estate and Accumulated Depreciation                 83

   Schedule IV  Mortgage Loans on Real Estate                            91

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of CBL & Associates Properties, Inc.:

We have audited the accompanying consolidated balance sheets of CBL & ASSOCIATES PROPERTIES, INC. (a Delaware corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
February 2, 2000

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)
-------------------------------------------------------------------------------

                                                                              December 31,
                                                                       ---------------------------
                                                                          1999             1998
                                                                       ----------       ----------
ASSETS
REAL ESTATE ASSETS:
  Land                                                                   $284,881         $265,521
  Buildings and improvements                                            1,834,020        1,609,831
                                                                       ----------       ----------
                                                                        2,118,901        1,875,352
      Less: accumulated depreciation                                    (223,548)        (177,055)
                                                                       ----------       ----------
                                                                        1,895,353        1,698,297
  Developments in progress                                                 65,201          107,491
                                                                       ----------       ----------
      Net investment in real estate assets                              1,960,554        1,805,788
CASH AND CASH EQUIVALENTS                                                   7,074            5,827
RECEIVABLES:
     Tenant, net of allowance for doubtful accounts of
        $1,854 in 1999 and $1,950 in 1998                                  21,557           17,337
     Other                                                                  1,536            2,076
MORTGAGE NOTES RECEIVABLE                                                   9,385            9,118
OTHER ASSETS                                                               18,732           15,201
                                                                       ----------       ----------
                                                                       $2,018,838       $1,855,347
                                                                       ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

MORTGAGE AND OTHER NOTES PAYABLE                                       $1,360,753       $1,208,204
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                   64,236           62,466
                                                                       ----------       ----------
      Total liabilities                                                 1,424,989        1,270,670
                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 14)
DISTRIBUTIONS AND LOSSES IN EXCESS OF
     INVESTMENT IN UNCONSOLIDATED AFFILIATES                                3,212              855
                                                                       ----------       ----------
MINORITY INTERESTS                                                        170,750          168,040
                                                                       ----------       ----------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,                29               29
      2,875,000 shares issued and outstanding in 1999 and 1998
      (Note 7)
  Common stock, $.01 par value, 95,000,000 shares authorized,                 248              246
      24,755,793 and 24,590,936 shares issued and outstanding
      in 1999 and 1998, respectively
  Additional paid-in capital                                              455,875          452,252
  Accumulated deficit                                                    (36,265)         (36,235)
  Deferred compensation                                                         -            (510)
                                                                       ----------       ----------
    Total shareholders' equity                                            419,887          415,782
                                                                       ----------       ----------
                                                                       $2,018,838       $1,855,347
                                                                       ==========       ==========

CBL & Associates Properties, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

------------------------------------------------------------------------------

                                                                           Year Ended December 31,
                                                                  -----------------------------------------
                                                                    1999           1998            1997
                                                                  ---------       --------        --------
REVENUES:
  Rentals:
    Minimum                                                        $203,022       $166,630        $115,640
    Percentage                                                        7,356          4,751           3,660
    Other                                                             5,442          4,007           1,949
  Tenant reimbursements                                              89,774         73,837          51,302
  Management, development and leasing fees                            7,818          2,711           2,378
  Interest and other                                                  4,191          2,704           2,675
                                                                  ---------       --------        --------
        Total revenues                                              317,603        254,640         177,604
                                                                  ---------       --------        --------
EXPENSES:
  Property operating                                                 50,832         41,942          30,585
  Depreciation and amortization                                      53,551         43,547          32,308
  Real estate taxes                                                  27,580         23,360          14,859
  Maintenance and repairs                                            17,783         14,860          10,239
  General and administrative                                         16,214         11,841           9,049
  Interest                                                           82,505         67,329          37,830
  Other                                                               1,674            122             330
                                                                  ---------       --------        --------
        Total expenses                                              250,139        203,001         135,200
                                                                  ---------       --------        --------
INCOME FROM OPERATIONS                                               67,464         51,639          42,404
GAIN ON SALES OF REAL ESTATE ASSETS                                   8,357          4,183           6,040
EQUITY IN EARNINGS  OF UNCONSOLIDATED AFFILIATES                      3,263          2,379           1,916
MINORITY INTEREST IN EARNINGS:
  Operating Partnership                                            (23,264)       (16,258)        (13,819)
  Shopping center properties                                        (1,225)          (645)           (508)
                                                                  ---------       --------        --------
INCOME BEFORE EXTRAORDINARY ITEM                                     54,595         41,298          36,033
EXTRAORDINARY LOSS ON  EXTINGUISHMENT OF DEBT                             -          (799)         (1,092)
                                                                  ---------       --------        --------
NET INCOME                                                           54,595         40,499          34,941
PREFERRED DIVIDENDS                                                 (6,468)        (3,234)               -
                                                                  ---------       --------        --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $48,127        $37,265         $34,941
                                                                  =========       ========        ========
BASIC EARNINGS PER COMMON SHARE:
       Income before extraordinary item                             $  1.95        $  1.58         $  1.51
       Extraordinary loss on  extinguishment of debt                      -         (0.03)          (0.05)
                                                                  ---------       --------        --------
       Net income                                                   $  1.95        $  1.55         $  1.46
                                                                  =========       ========        ========
      Weighted average common shares outstanding                     24,647         24,079          23,895
                                                                  =========       ========        ========
DILUTED EARNINGS PER COMMON SHARE:
      Income before extraordinary item                              $  1.94        $  1.56         $  1.49
      Extraordinary loss on extinguishment of debt                        -         (0.03)          (0.05)
                                                                  ---------       --------        --------
      Net income                                                    $  1.94        $  1.53         $  1.45
                                                                  =========       ========        ========
      Weighted average shares and potential dilutive                 24,834         24,340          24,151
          common shares outstanding                               =========       ========        ========

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Shareholders' Equity
(In thousands, except share and per share data)

-------------------------------------------------------------------------------

                                                                      Additional
                                             Preferred     Common      Paid-in    Accumulated    Deferred
                                               Stock       Stock       Capital      Deficit    Compensation     Total
                                             ---------     -------    ----------  -----------  ------------     ---------
BALANCE, December 31, 1996                           -        $210      $293,824    $(20,855)        $(375)      $272,804
  Net income                                         -           -             -       34,941             -        34,941
  Dividends, $1.77 per common share                  -           -             -     (42,519)             -      (42,519)
  Issuance of 42,573 shares of common                -           -         1,047            -         (459)           588
    stock
  Issuance of 3,000,000 shares of common             -
    stock through a public offering                             30        74,242            -             -        74,272
  Minority interest in Operating                     -           -      (10,680)            -             -      (10,680)
    Partnership
  Exercise of stock options                          -           1         1,108            -             -         1,109
  Amortization of deferred compensation              -           -             -            -           338           338
                                             ---------     -------    ----------  -----------  ------------     ---------
BALANCE, December 31, 1997                           -         241       359,541     (28,433)         (496)       330,853

  Net income                                         -           -             -       40,499             -        40,499
  Dividends, $1.86 per common share                  -           -             -     (45,067)             -      (45,067)
  Dividends, $2.25 per preferred share               -           -             -      (3,234)             -       (3,234)
  Issuance of 439,623 shares of common               -           4         6,726            -         (649)         6,081
    stock
  Issuance of 2,875,000 shares of                   29           -        69,758            -             -        69,787
    preferred stock through a public
    offering
  Minority interest in Operating                     -           -        14,436            -             -        14,436
    Partnership
  Exercise of stock options                          -           1         1,791            -             -         1,792
  Amortization of deferred compensation              -           -             -            -           635           635
                                             ---------     -------    ----------  -----------  ------------     ---------
BALANCE, December 31, 1998                          29         246       452,252     (36,235)         (510)       415,782
  Net income                                         -           -             -       54,595             -        54,595
  Dividends, $1.95 per common share                  -           -             -     (48,157)             -      (48,157)
  Dividends, $2.25 per preferred share               -           -             -      (6,468)             -       (6,468)
  Issuance of 93,661 shares of common                -           1         2,154            -             -         2,155
    stock
  Exercise of stock options                          -           1         1,469            -             -         1,470
  Amortization of deferred compensation              -           -             -            -           510           510
                                             ---------     -------    ----------  -----------  ------------     ---------
BALANCE, December 31, 1999                         $29        $248      $455,875    $(36,265)            $0      $419,887
                                             =========     =======    ==========  ===========  ============     =========

The accompanying notes are an integral part of these statements.



CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows
(In thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   Year Ended December 31,
                                                                           --------------------------------------------
                                                                               1999             1998             1997
                                                                           ----------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   54,595        $  40,499        $  34,941
Adjustments to reconcile net income to net cash  provided by operating activities:
        Minority interest in earnings                                          24,489           16,903           14,327
        Depreciation                                                           44,245           36,948           29,091
        Amortization                                                           10,485            7,774            3,934
        Extraordinary loss on extinguishment of debt                                -              799            1,092
        Gain on sales of real estate assets                                    (8,357)          (4,183)          (6,040)
        Equity in earnings of unconsolidated affiliates                        (3,263)          (2,379)          (1,916)
        Issuance of stock under incentive plan                                    914              287              331
        Amortization of deferred compensation                                     510              635              338
        Write-off of development projects                                       1,674              122              330
        Distributions from unconsolidated affiliates                           10,547            3,862            2,192
       Distributions to minority investors                                    (23,645)         (18,543)         (16,868)
       Changes in assets and liabilities:
           Tenant and other receivables                                        (3,680)          (4,395)          (1,639)
           Other assets                                                        (1,211)          (4,275)            (330)
           Accounts payable and accrued liabilities                             6,893           15,069            1,069
                                                                           ----------        ---------        ---------
                 Net cash provided by operating activities                    114,196           89,123           60,852
                                                                           ----------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets                                              (147,894)        (110,991)        (139,746)
Acquisitions of real estate assets                                            (69,027)        (503,820)         (36,429)
Capitalized interest                                                           (6,749)          (5,175)          (9,218)
Other capital expenditures                                                    (29,830)         (21,652)         (15,681)
Deposits in escrow                                                                  -           66,108          (66,108)
Proceeds from sales of real estate assets                                      50,373            9,596           19,341
Additions to mortgage notes receivable                                         (1,690)          (1,619)          (3,461)
Payments received on mortgage notes receivable                                  1,423            3,403            6,771
Additional investments in and advances to unconsolidated                       (4,927)          (5,012)            (491)
  affiliates
Additions to other assets                                                      (3,820)          (2,170)            (862)
                                                                           ----------        ---------        ---------
                 Net cash used in investing activities                       (212,141)        (571,332)        (245,884)
                                                                           ----------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable                                237,716          642,788          316,813
Principal payments on mortgage and other notes payable                        (85,167)        (175,997)        (165,694)
Additions to deferred financing costs                                          (2,075)          (2,665)          (1,174)
Proceeds from issuance of common stock                                          1,241              334           74,530
Proceeds from issuance of preferred stock                                           -           69,855                -
Purchase of minority interest                                                       -           (3,012)               -
Proceeds from exercise of stock options                                         1,470            1,792            1,109
Prepayment penalties on extinguishment of debt                                      -             (676)          (1,049)
Dividends paid                                                                (53,993)         (47,507)         (40,677)
                                                                           ----------        ---------        ---------
                 Net cash provided by financing activities                     99,192          484,912          183,858
                                                                           ----------        ---------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                         1,247            2,703           (1,174)
CASH AND CASH EQUIVALENTS, beginning of period                                  5,827            3,124            4,298
                                                                           ----------        ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                   $    7,074        $   5,827        $   3,124
                                                                           ==========        =========        =========
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for interest, net of                       $   81,181        $  67,599        $  37,791
       amounts capitalized                                                 ==========        =========        =========

     The  accompanying  notes are an integral  part of these statements.

 CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION


CBL & Associates Properties, Inc. (the "Company"), a Delaware corporation, is engaged in the development, acquisition and operation of regional shopping malls and community centers, primarily in the southeast and select markets in northeast and midwest regions of the United States. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc., which are the sole general partner and majority owner, respectively, of the Operating Partnership. As a result, the Company conducts its business through the Operating Partnership, which at December 31, 1999, owns controlling interests in a portfolio of properties consisting of twenty-six regional malls, fourteen associated centers, each of which is part of a regional shopping mall complex, two power centers, eighty community centers and one office building. Additionally, the Operating Partnership owns noncontrolling interests in four regional malls and one associated center. The Operating Partnership has one mall, one associated center and three community centers currently under construction and has options to acquire certain development properties owned by third parties. At December 31, 1999, CBL Holdings I, Inc. owned a 2.6% general partnership interest and CBL Holdings II, Inc. owned a 65.1% limited partnership interest in the Operating Partnership for a combined interest held by the Company of 67.7%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL") who contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest in connection with the formation of the Operating Partnership in November 1993. At December 31, 1999, CBL owns a 25.6% limited partnership interest in the Operating Partnership (Note 10).

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

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value. Management believes that no material impairment existed at December 31, 1999, and accordingly, no loss was recognized. Cash and Cash Equivalents

Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

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

Income Taxes

The Company is qualified as a real estate investment trust under Section 856 through 860 of the Code and applicable treasury regulations. In order to maintain qualification as a real estate investment trust, the Company is currently required to distribute at least 95% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. Beginning January 1, 2001, (the Company's first taxable beginning after December 31, 2000) this percentage will decrease to 90%. As a real estate investment trust, the Company will generally not be liable for federal

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification for taxation as a real estate investment trust, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income. State income taxes were not significant in 1999, 1998 and 1997.

Derivative Financial Instruments

Interest rate cap and swap agreements, which are principally used by the Company in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under interest rate cap and swap agreements are recorded in interest expense in the period in which they accrue. See Note 8 for additional information.

Concentration of Credit Risk

The Company's tenants consist of national, regional and local retailers. Financial instruments which subject the Company to concentrations of credit risk consist primarily of tenant leases. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of tenants.

Earnings Per Common Share

Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potentially dilutive equivalent shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (Note 10). The difference in basic and diluted EPS is due to the assumed conversion of outstanding stock options and restricted stock resulting in 187,000, 261,000 and 256,000 potential dilutive common shares in 1999, 1998 and 1997, respectively.

Stock-Based Compensation

The  Company  accounts  for  its  stock-based   compensation   plans  under
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock-based compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 12 for the required disclosures.

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

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       UNCONSOLIDATED AFFILIATES

The Company has investments in five partnerships and joint ventures, all of which are reflected on the equity method of accounting in the accompanying consolidated financial statements and consist of the following at December 31, 1999:
                                                                      Company's
   Partnership                         Property Name                  Interest

   Governor's Square IB                Governor's Plaza               49.0%
   Governor's Square Company           Governor's Square              47.5%
   Madison Square Associates, Ltd.     Madison Square                 50.0%
   Mall Shopping Center Company        Plaza del Sol                  50.6%
   Parkway Place L.P.                  Parkway City Mall              50.0%


Condensed combined financial statement information of the partnerships and joint ventures is presented as follows (in thousands):

                                                                       December 31,
                                                            ------------------------------
                                                               1999                1998
                                                            -----------        -----------

   ASSETS:
       Net investment in real estate assets                 $    75,185        $    72,962
       Other assets                                               3,066              4,041
                                                            -----------        -----------
            Total assets                                         78,251             77,003
                                                            ===========        ===========
   LIABILITIES:
       Mortgage notes payable                                    92,733             85,568
       Other liabilities                                          1,946              1,636
                                                            -----------        -----------
            Total liabilities                                    94,679             87,204
                                                            -----------        -----------
   OWNERS' DEFICIT:
       Company                                                  (3,212)              (855)
       Other investors                                         (13,216)            (9,346)
                                                            -----------        -----------
            Total owners' deficit                              (16,428)           (10,201)
                                                            -----------        -----------
            Total liabilities and owners' deficit           $    78,251        $    77,003
                                                            ===========        ===========

                                                                      Year Ended December 31,
                                                            -------------------------------------------------
                                                                1999               1998               1997
                                                            -----------        -----------        -----------
 Revenues                                                   $    26,859        $    22,530        $    21,684
 Depreciation expense                                             3,253              2,913              2,724
 Other operating expenses                                         8,398              6,849              7,131
 Interest expense                                                 8,757              7,935              7,935
                                                            -----------        -----------        -----------
 Net income                                                 $     6,451        $     4,833        $     3,894
                                                            ===========        ===========        ===========
 Company's share of:
 Net income                                                 $     3,263        $     2,379        $     1,916
                                                            ===========        ===========        ===========

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner.

4.       MORTGAGE AND OTHER NOTES PAYABLE

         Mortgage and other notes payable consist of the following at December 31, 1999 and 1998 (in thousands):

                                                 1999            1998
                                           ---------------  ---------------

         Permanent loans                   $     1,196,829  $     1,017,038
         Construction loans                          7,924           40,286
         Lines of credit                           156,000          150,880
                                           ---------------  ---------------
                                           $     1,360,753  $     1,208,204
                                           ===============  ===============

 Permanent Loans

Permanent loans consist of loans secured by properties held by the Company at December 31, 1999 with an asset carrying amount of $1,681,682,000. At December 31, 1999, permanent loans totaling $759,455,000 bear interest at fixed rates ranging from 6.65% to 10.63%. Permanent loans totaling $437,374,000 bear interest at variable interest rates indexed to the prime lending rate or LIBOR (6.36% to 6.95% at December 31, 1999). Permanent loans mature at various dates from 2000 through 2016.

Construction Loans

At December 31, 1999, the Company had construction loans on three properties. The total commitment under the construction loans is $33,905,000 of which $7,924,000 is outstanding at December 31, 1999. The construction loans mature in 2002 and bear interest at variable interest rates indexed to the prime lending rate or LIBOR (7.08% to 7.73% at December 31, 1999).

Lines of Credit

The Company maintains line of credit agreements with banks for construction, acquisition and working capital purposes. At December 31, 1999, the Company had $230,000,000 available under its line of credit agreements, of which $156,000,000 was outstanding. The lines expire at various dates in 2001 and bear interest at variable rates indexed to the prime lending rate or LIBOR (weighted average interest rate 7.1% at December 31, 1999). At December 31, 1999, outstanding letters of credit issued under a separate line of credit agreement, not reflected in the accompanying consolidated balance sheet, total approximately $2,431,000. The line of credit agreements contain, among other restrictions, certain restrictive covenants including the maintenance of certain coverage ratios and a minimum net worth and limitations on distributions.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Debt Maturities

As of December 31, 1999, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows (in thousands):


2000                                       $       239,347
2001                                               264,671
2002                                               143,285
2003                                                91,810
2004                                                39,235
Thereafter                                         582,405
                                           ---------------
                                           $     1,360,753
                                           ===============

5.       MORTGAGE NOTES RECEIVABLE

Substantially all mortgage notes receivable are collateralized by wrap-around mortgages which are first mortgages on the underlying real estate and related improvements. Interest rates on these notes range from 8.0% to 11.0% at December 31, 1999.

6.       MINIMUM RENTS

Tenant leases are usually for five to twenty year periods and generally provide for renewals and annual rentals which are subject to upward adjustments based on tenant sales volume. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 1999, as follows (in thousands):


2000                            $       207,473
2001                                    193,988
2002                                    176,881
2003                                    159,168
2004                                    141,183
Thereafter                              703,447

No single tenant collectively accounts for more than 10% of the Company's total revenue.

7.       SHAREHOLDER'S EQUITY

In January 1997, the Company completed a spot offering of 3,000,000 shares of its common stock at $26.125 per share. The net proceeds of $74.3 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs.

In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price to the public of $25.00 per share, including 715,875 shares purchased by an affiliate of Wells Fargo Bank. The net proceeds of $69.8 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs. The dividends on the Series A Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears commencing on September 30, 1998 at a rate of $2.25 per share per annum. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to July 1, 2003. On or after July 1,2003 the Company may redeem the Series A Preferred Stock, in whole or in part, at any time for a cash redemption price of $25.00 per share, plus dividends accrued and unpaid.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       DERIVATIVE FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks.

Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed-upon notional amount. Under these agreements, the Company receives interest payments at a rate equal to LIBOR (5.82% at December 31, 1999) and pays interest at fixed rates shown below.

The Company has the following interest rate swaps in place at December 31, 1999, totaling $414 million:

  Notional          Fixed LIBOR         Effective      Expiration
  Amount            Component           Date           Date
  --------          -----------         ---------      ----------
   $65                 5.72%             01/05/98      01/07/2000
    81                 5.54%             02/04/98      02/04/2000
    50                 5.70%             06/11/98      06/12/2001
    38                 5.73%             06/26/98      06/26/2001
    80                 5.49%             08/27/98      09/01/2001
    50                 5.98%             11/04/99      11/04/2000
    50                 5.98%             11/04/99      11/06/2000

The Company has a $100 million interest rate cap on LIBOR based variable rate debt at 7.5% terminating January 5, 2000 and a $50 million interest rate cap on LIBOR based variable rate debt at 6.5% terminating September 27, 2000.

Subsequent to December 31, 1999, the Company executed new interest rate swap agreements totaling $175 million at a weighted average interest rate of 6.49% and a commitment for a long term permanent loan for $74.0 million.

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

SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. For certain derivative instruments embedded in hybrid contracts at the date of initial application, a company shall choose to either (a) recognize as an asset or liability in the statement of financial position all embedded derivative

  CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


instruments that are required to be separated from their host contracts or (b) select either January 1, 1998 or January 1, 1999 as a transition date for embedded derivatives. If the company chooses to select a transition date, it shall recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date.

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of adoption of SFAS No. 133. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The carrying value of mortgage and other notes payable, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value at December 31, 1999 and 1998. The fair value of the interest rate swap and cap agreements, which represents the cash requirement if the existing agreements had been settled at year end, was not significant at December 31, 1999 and 1998.

10.      CONVERSION RIGHTS

Pursuant to the  Operating  Partnership  agreement,  the limited  partners  were granted rights to convert their partnership interests in the Operating Partnership into shares of common stock, subject to certain limits, and to sell to the Company after November 3, 1996 part or all of their partnership interest in the Operating Partnership in exchange for shares of common stock or their cash equivalent at the Company's election, as defined.

The Operating Partnership acquired properties from CBL in exchange for 63,904 and 67,850 limited partnership units in the Operating Partnership during 1998 and 1997, respectively. During 1998, the Operating Partnership issued 2,749,888 limited partnership units in the Operating Partnership valued at $68.3 million to third parties in exchange for seven properties.

In July 1998, the Company purchased 122,008 limited partnership units valued at $3.0 million from a former executive and minority investor in the Operating Partnership. Also during 1998, a third party converted 388,022 limited partnership units to common stock.

 In October, 1999 the Company issued 79,715 limited partnership units valued at $1,928,000 to a third party in exchange for land.

At December 31, 1999 and 1998, there remained outstanding rights to convert CBL's minority interest in the Operating Partnership to 9,417,752 shares of common stock. At December 31, 1999, there remained outstanding rights to convert third parties' minority interests in the Operating Partnership to 2,441,581 shares of common stock.

11.      401(K) PROFIT SHARING PLAN

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code, to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution which does not exceed 2.5% of such participant's compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing contributions not related to participant elective contributions. Total contributions by the Management Company were not significant for 1999, 1998, and 1997.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      STOCK INCENTIVE PLAN

The Company maintains the CBL & Associates Properties, Inc. 1993 Stock Incentive Plan, as amended (the "Plan") which permits the issuance of stock options and common stock to selected officers, employees and directors of the Company, up to 2,800,000 shares of common stock. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

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

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized for stock options granted as all employee options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Sholes option pricing model and the following weighted average assumptions for 1999, 1998 and 1997, respectively:

                                 1999              1998            1997
                               ---------        ---------        ---------
 Risk-free interest rate           5.25%            5.90%            6.73%
 Dividend yield                    8.33%            8.09%            7.87%
 Expected volatility              16.00%           16.00%           16.00%
 Expected life                 7.2 years        7.2 years        7.0 years

Using these assumptions, the fair value of the employee stock options granted in 1999, 1998 and 1997 is $468,000, $468,000 and $860,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income and net income per share would have been as follows for the years ended December 31, 1999, 1998, and 1997, respectively:

                                             1999        1998       1997
                                          --------    ---------   ---------
Net income available to common
     shareholders (in thousands):
    As reported                           $ 48,127    $  37,265   $  34,941
    Pro forma                               47,458       36,692      34,442
Net income per share:
    Basic as reported                     $   1.95    $    1.55   $    1.46
    Pro forma basic                           1.93         1.52        1.44

    Diluted as reported                       1.94         1.53        1.45
    Pro forma diluted                         1.91         1.51        1.43

The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

   CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of the Company's stock option activity for 1999, 1998 and 1997 is as follows:

                                                                       Weighted-
                                                                        Average
                                                                        Exercise
                                        Shares         Option Price       Price
                                      ----------   ------------------- ---------
Outstanding at December 31, 1996      1,398,600    $19.5625 - $25.6250    19.99
    Granted                             539,000    $23.6250               23.63
    Exercised                           (55,600)   $19.5625 - $20.5000    19.95
    Lapsed                             (190,400)   $19.5625 - $23.6250    20.26


Outstanding at December 31, 1997      1,691,600    $19.5625 - $25.6250    21.11
    Granted                             319,000    $24.0940 - $25.5938    24.10
    Exercised                           (87,350)   $19.5625 - $25.6250    20.52


Outstanding at December 31, 1998      1,923,250    $19.5625 - $25.6250    21.64
    Granted                             382,500    $20.7200 - $24.5625    24.49
    Exercised                           (71,200)   $19.5625 - $23.6250    20.63
    Lapsed                              (27,500)   $19.6250 - $24.0940    22.40

Outstanding at December 31, 1999      2,207,050    $19.5625 - $25.6250    22.16


The weighted-average fair value of options granted during 1999, 1998, and 1997 was $1.22, $1.49 and $1.84, respectively.

Options outstanding at December 31, 1999 have a weighted-average remaining contractual life of 7.0 years. Of the options outstanding at December 31, 1999, 1,044,750 are currently exercisable with a weighted-average exercise price of $21.02 per share.

Under the Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the Plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined.

During 1999, the Company issued 38,989 shares of common stock under the Plan with a weighted-average grant-date fair value of $23.44 per share, of which 6,533 shares of common stock were immediately vested. The remaining 32,456 shares of common stock vest at various dates from 2000 to 2006.

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

13.      RELATED PARTY TRANSACTIONS

CBL and certain officers of the Company have a significant minority interest in the construction company that has been engaged by the Company in the building of substantially all of the properties.

The Management Company provides management and leasing services to affiliated partnerships and joint ventures not controlled by the Company. Revenue recognized for these services amounted to $1,086,000 in 1999, $1,034,000 in 1998, and $837,000 in 1997.

  CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A company that provides security, maintenance, cleaning services and background music for certain of the real estate properties was majority owned by certain officers of the Company during a portion of 1997. The company was sold to an independent third party in 1997. Expenses related to these services were not significant in 1997.

14.      COMMITMENTS AND CONTINGENCIES

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

The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 2000, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing and the inability to sell the Co-Development Project before the Company has to fund its equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. The outstanding amount of standby purchase agreements at December 31, 1999 is $60.7 million.

15.      DIVIDENDS

The allocations of dividends declared and paid for income tax purposes are as follows:

                                         Year Ended December 31,
                                 --------------------------------------
                                      1999         1998         1997
                                 ------------ ------------ ------------

Dividends per common share             $ 1.95       $ 1.86       $ 1.77
Allocations:
    Ordinary income                    88.00%       86.86%       81.54%
    Capital gain 20%                    0.00%        0.30%        0.00%
    Capital gain 25%                    0.00%        0.30%        0.00%
    Capital gain 28%                    0.00%        0.00%        0.04%
    Return of capital                  12.00%       12.54%       18.42%
                                 ------------ ------------ ------------
        Total                         100.00%      100.00%      100.00%
                                 ============ ============ ============

   CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.      SEGMENT INFORMATION

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

                                             Mall        Associated      Community
YEAR ENDED DECEMBER 31, 1999              Properties     Properties      Properties       All Other        Total
-------------------------------------     ----------     ----------      ----------       ---------     ----------

Revenues                                   $234,207        $12,288         $60,223          $10,885     $  317,603
Property operating expenses (1)            (83,672)        (2,404)        (11,311)            1,192       (96,195)
Interest expense                           (62,678)        (2,693)        (12,540)          (4,594)       (82,505)
Gain(loss) on sales of real estate          (1,273)              -           1,208            8,422          8,357
  assets                                  ----------     ----------      ----------       ---------     ----------
Segment profit                              $86,584         $7,191         $37,580          $15,905        147,260
                                          ==========     ==========      ==========       =========
Depreciation and amortization                                                                             (53,551)
General and administrative and other                                                                      (17,888)
Equity in earnings and minority
interest adjustment                                                                                       (21,226)
                                                                                                        ----------
Income before extraordinary item                                                                        $   54,595
                                                                                                        ==========
Total assets                             $1,400,793       $103,424        $451,165          $63,456     $2,018,838
Capital expenditures                       $142,789         $7,426         $25,003          $26,040     $  201,258

YEAR ENDED DECEMBER 31, 1998
-------------------------------------
Revenues                                   $185,305        $10,063         $53,890           $5,382     $  254,640
Property operating expenses (1)            (66,250)        (1,870)        (10,740)          (1,302)       (80,162)
Interest expense                           (49,616)        (1,771)        (11,957)          (3,985)       (67,329)
Gain on sales of real estate assets              42              -             151            3,990          4,183
                                         ----------     ----------       ----------       ---------     ----------
Segment profit                              $69,481         $6,422         $31,344           $4,085        111,332
                                          ==========     ==========      ==========       =========
Depreciation and amortization                                                                             (43,547)
General and administrative and other                                                                      (11,963)
Equity in earnings and minority
  interest adjustment                                                                                     (14,524)
                                                                                                        ----------
Income before extraordinary item                                                                        $   41,298
                                                                                                        ==========
Total assets                             $1,249,204        $81,570        $412,228         $112,345     $1,855,347
Capital expenditures                       $577,492        $21,193         $33,695          $62,498     $  694,878



YEAR ENDED DECEMBER 31, 1997
-------------------------------------
Revenues                                   $122,450         $7,170         $43,509           $4,475     $  177,604
Property operating expenses (1)            (43,924)        (1,389)         (9,336)          (1,034)       (55,683)
Interest Expense                           (30,550)        (1,070)         (8,679)            2,469       (37,830)
Gain on sales of real estate assets               4              -           2,347            3,689          6,040
                                          ----------     ----------      ----------       ---------     ----------
Segment profit                              $47,980         $4,711         $27,841           $9,599         90,131
                                          ==========     ==========      ==========       =========
Depreciation and amortization                                                                             (32,308)
General and administrative and other                                                                       (9,379)
Equity in earnings and minority
  interest adjustment                                                                                     (12,411)
                                                                                                        ----------
Income before extraordinary item                                                                        $   36,033
                                                                                                        ==========
Total assets                               $747,215        $61,298        $385,644          $50,868     $1,245,025
Capital expenditures                        $70,937        $14,253         $78,012          $22,967     $  186,169

(1) Property operating expense includes property operating, real estate taxes and maintenance and repairs.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      OPERATING PARTNERSHIP


Condensed   consolidated  financial  statement  information  for  the  Operating
Partnership is presented as follows (in thousands):

                                                                                        December 31,
                                                                    -----------------------------------------------
                                                                       1999               1998               1997
                                                                    ----------         ----------        ----------
ASSETS:
    Net investment in real estate assets                            $1,960,554         $1,805,788        $1,142,324
    Other assets                                                        57,940             49,219           102,578
                                                                    ----------         ----------        ----------
        Total assets                                                $2,018,494         $1,855,007        $1,244,902
                                                                    ==========         ==========        ==========
LIABILITIES:
    Mortgage and other notes payable                                $1,360,753         $1,208,204          $741,413
    Other liabilities                                                   52,168             51,031            31,318
                                                                    ----------         ----------        ----------
        Total liabilities                                            1,412,921          1,259,235           772,731
Distributions and losses in excess of investment in                      2,920                799             6,884
  unconsolidated affiliates
Minority interest                                                        1,226                489               310
OWNERS' EQUITY                                                         601,427            594,484           464,977
                                                                    ----------         ----------        ----------
        Total liabilities and owners' equity                        $2,018,494         $1,855,007        $1,244,902
                                                                    ==========         ==========        ==========


                                                                            Year Ended December 31,
                                                                    -----------------------------------------------
                                                                       1999               1998               1997
                                                                    ----------         ----------        ----------
Revenues                                                              $317,603           $254,640          $177,604
Depreciation and amortization expense                                   53,551             43,547            32,308
Other operating expenses                                               195,882            159,101           102,495
                                                                    ----------         ----------        ----------
Operating income                                                        68,170             51,992            42,801
Gain on sales of real estate assets                                      8,357              4,183             6,040
Equity in earnings of unconsolidated affiliates                          3,263              2,379             1,916
Minority investor' interest                                             (1,225)            (645)             (508)
                                                                    ----------         ----------        ----------
Income before extraordinary item                                        78,565             57,909            50,249
Extraordinary loss on extinguishment of debt                                 -              (799)           (1,092)
                                                                    ----------         ----------        ----------
        Net income                                                     $78,565            $57,110           $49,157
                                                                    ==========         ==========        ==========



18.      RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial information to conform with the 1999 presentation.

CBL & ASSOCIATES PROPERTIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.      QUARTERLY INFORMATION (UNAUDITED)
                  (In thousands, except per share amounts)

                                              First   Second      Third     Fourth
                                            Quarter  Quarter    Quarter    Quarter  Total(1)
                                         ---------- --------   --------  --------- ----------

1999
Total revenues                           $  74,548  $ 74,191   $ 81,722  $  87,142 $  317,603
Income from operations                      15,033    15,737     18,929     17,765     67,464
Income before extraordinary item            13,746    14,556     14,197     12,096     54,595
Net income available to common
   shareholders                             12,129    12,939     12,580     10,479     48,127
Basic per share data:

   Income before extraordinary item      $    0.49  $   0.53   $   0.51  $    0.42 $     1.95
   Net income                            $    0.49  $   0.53   $   0.51  $    0.42 $     1.95
Diluted per share data:

   Income before extraordinary item      $    0.49  $   0.52   $   0.50  $    0.42
                                                                                   $     1.94
   Net income                            $    0.49  $   0.52   $   0.50  $    0.42 $     1.94

1998
Total revenues                           $  55,056  $ 57,399   $ 67,713  $  74,472 $  254,640
Income from operations                      12,313    11,839     12,677     14,810     51,639
Income before extraordinary item            10,599     9,148      9,996     11,555     41,298
Net income available to common
   shareholders                             10,599     9,148      7,703      9,815     37,265
Basic per share data:

   Income before extraordinary item      $    0.44  $   0.38   $   0.35  $    0.41 $     1.58
   Net income                            $    0.44  $   0.38   $   0.32  $    0.41 $     1.55
Diluted per share data:

   Income before extraordinary item      $    0.44  $   0.38   $   0.34  $    0.41 $     1.56
   Net income                            $    0.44  $   0.38   $   0.32  $    0.40 $     1.53



(1) The sum of quarterly earnings per share amounts may differ from annual earnings per share due to rounding.

                            CBL & Associates Properties, Inc.
                Schedule II Allowance for Credit Losses (in thousands)



                                          Balance of             Provision      Bad Debts            Balance of
Year Ended                                Allowance at           For Credit     Charged Against      Allowance at
December 31,                              Beginning of Year      Loss           Allowance            End of Year
-------------------------------------     -----------------      -----------    ---------------     ---------------
1997....................................      $   450              $ 1,027          $ (177)              1,300
1998....................................        1,300                  941            (291)              1,950
1999....................................        1,950                  341            (437)              1,854

CBL & ASSOCIATES PROPERTIES, INC.                                  SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
MALLS
Arbor Place............... $   93,944   $ 7,637  $  95,330     $      --   $  7,637  $  95,330   $  102,967  $   840         1999
  Douglasville, GA
Asheville Mall............     51,000     7,139     58,747       (6,464)      6,675     52,747       59,422    3,023         1998
  Asheville, NC
Bonita Lakes Mall.........     29,446     4,924     31,933         4,455      4,924     36,388       41,312    3,110         1997
  Meridian, MS
Burnsville Center.........     60,750    12,804     69,167         2,700     12,804     71,867       84,671    3,446         1998
  Burnsville, MN
College Square............     15,432     2,954     17,787         8,676      2,927     26,490       29,417    6,579    1987-1988
  Morristown, TN
CoolSprings Galleria......     65,874    13,527     86,755        21,056     13,527    107,811      121,338   20,600    1989-1991
  Nashville, TN
Foothills Mall............         --     4,537     15,226         5,700      4,536     20,927       25,463    3,244         1996
  Maryville, TN
Foothills JCP (E).........         --        --       2650            --         --      2,650        2,650    1,016         1983
  Maryville, TN
Frontier Mall.............      3,726     2,681     15,858         7,987      2,681     23,845       26,526    6,528    1984-1985
  Cheyenne, WY
Georgia Square  (E).......         --     2,982     31,071         6,238      2,959     37,332       40,291    9,589         1982
  Athens, GA
Hamilton Place............     71,642     2,880     42,211        11,933      2,439     54,585       57,024   13,410    1986-1987
  Chattanooga, TN
Hickory Hollow Mall.......     94,997    13,813    111,431           814     13,813    112,245      126,058    4,267         1998
  Nashville, TN
Janesville Mall...........     16,504     8,074     26,008       (1,283)      8,074     24,725       32,799    1,010         1998
  Janesville, WI
Lakeshore Mall............         --     1,443     28,819         3,274      1,274     32,262       33,536    5,974    1991-1992
  Sebring, FL
Meridian Mall.............     80,000       529    103,678         2,555        529    106,233      106,762    3,542         1998
  Lansing, MI
Oak Hollow Mall...........     50,627     4,344     52,904         2,346      4,344     55,250       59,594    7,826    1994-1995
  High Point, NC
Pemberton Square..........         --     1,191     14,305           810        244     16,062       16,306    4,959         1986
  Vicksburg, MS
Post Oak Mall (E).........         --     3,936     48,948      (10,864)      3,608     38,412       42,020    7,644    1984-1985
  College Station, TX
Rivergate Mall............     76,776    17,896     86,767         9,915     17,896     96,682      114,578    3,686         1998
  Nashville, TN
Springdale Mall...........     21,950    19,538      6,676         5,516     19,538     12,192       31,730      527         1997
  Mobile, AL
St. Clair Square..........
  Fairview Heights, MI
                                            -83-

CBL & ASSOCIATES PROPERTIES, INC.                                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
Stroud Mall...............     32,550    14,711     23,936           764     14,711     24,700       39,411    1,028         1998
  Stroudsburg, PA
Turtle Creek Mall.........     33,381     2,345     26,418         7,469      3,535     32,697       36,232    6,567    1993-1995
  Hattiesburg, MS
Twin Peaks (E)............         --     1,873     22,022        15,046      1,828     37,113       38,941   11,236         1984
  Longmont, CO
Walnut Square (E).........      1,184        50     15,138         5,013         50     20,151       20,201    8,593    1984-1985
  Dalton, GA
Westgate Mall.............     48,238     2,150     23,257        34,404      1,742     58,069       59,811    6,819         1995
  Spartanburg, SC
York Galleria.............     51,100     5,757     63,316            --      5,757     63,316       69,073      662         1999
  York, PA

ASSOCIATED CENTERS
Bonita Crossing...........      9,227       794      4,786         6,170        794     10,956       11,750      521         1997
  Meridian, MS
Coolsprings Crossing (E)..         --     2,803     14,985         1,779      3,554     16,013       19,567    2,930    1991-1993
  Nashville, TN
Courtyard at Hickory......      4,423     3,314      2,761            10      3,314      2,771        6,085      104         1998
  Nashville, TN
Foothills Plaza Expansion.         --       137      1,960           153        148      2,102        2,250      568    1984-1988
  Maryville, TN
Foothills Plaza (E).......         --       132      2,123           467        141      2,581        2,722      974    1984-1988
  Maryville, TN
Frontier Square...........         --       346        684            78        260        848        1,108      260         1985
  Cheyenne, WY
General Cinema............        145       100      1,082            14        100      1,096        1,196      548         1984
  Athens, GA
Hamilton Corner...........      3,215       960      3,670           420        734      4,316        5,050    1,130    1986-1987
  Chattanooga, TN
Hamilton Crossing.........         --     4,014      5,906         (806)      2,644      6,470        9,114    1,725         1987
  Chattanooga, TN
Hamilton Place Outparcel..         --       322        408            57        322        465          787       15         1998
  Chattanooga, TN
Madison Plaza.............      1,939       473      2,888           174        473      3,062        3,535      478         1984
  Huntsville, AL
Pemberton Plaza...........         --        --        662           896         --      1,558        1,558      302         1986
  Vicksburg, MS
The Landing @ Arbor.......     11,529     4,993     14,330            --      4,993     14,330       19,323       89         1999
  Douglasville, GA
The Terrace...............     10,405     4,166      9,729             1      4,166      9,730       13,896      682         1997
  Chattanooga, TN



CBL & ASSOCIATES PROPERTIES, INC.                                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
Village at Rivergate......      3,626     2,641      2,808           399      2,641      3,207        5,848      117         1998
  Nashville, TN
Westgate Crossing.........         --     1,082      3,422         1,742      1,082      5,164        6,246      474         1997
  Spartanburg, SC

COMMUNITY CENTERS
Anderson Plaza............         --       198      1,316         1,561        198      2,877        3,075      613         1983
  Greenwood, SC
Bartow Plaza..............         --       224      2,010           230        224      2,240        2,464      511         1989
  Bartow, FL
Beach Crossing............         --       725      1,749            30        623      1,881        2,504      550         1984
  Myrtle Beach, SC
Bennington................        539       256      1,754           658        175      2,493        2,668      768         1988
  Roanoke, VA
BJ's Wholesale............      3,256       170      4,735             9        170      4,744        4,914      987         1991
  Portland, ME
Briarcliff Sq.............      1,617       299      1,936            40        267      2,008        2,275      525         1989
  Oak Ridge, TN
Buena Vista Plaza.........         --       980      1,943         (825)        754      1,344        2,098      275    1988-1989
  Columbus, GA
Bullock Plaza.............         --        98      1,493            18         98      1,511        1,609      507         1986
  Statesboro, GA
Capital Crossing..........         --     1,908        756         2,264      2,544      2,384        4,928      229         1995
  Raleigh, NC
Cedar Springs, MI.........         --       206      1,845           129        206      1,974        2,180      534         1988
  Cedar Springs, MI
Cedar Bluff...............      1,234       412      2,128           883        412      3,011        3,423      857         1987
  Knoxville, TN
Centerview Plaza..........      1,234       246      1,584           714        197      2,347        2,544      715         1986
  China Grove, NC
Chester Plaza.............          0       165        720            10        165        730          895       43         1997
  Chester, VA
Chestnut Hills (E)........         --       600      1,775           138        600      1,913        2,513      374         1992
  Murray, KY
Colleton Square...........        964       190      1,349             9        156      1,392        1,548      449         1986
  Walterboro, SC
Collins Park Commons......      1,319        25      1,858            16         25      1,874        1,899      489         1989
  Plant City, FL
Conway Plaza..............
  Conway, SC
                                            -85-

CBL & ASSOCIATES PROPERTIES, INC.                                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
Cortlandt Towne Center....     52,868    15,112     79,895         (914)     15,112     80,809       95,921    4,037         1996
  Cortlandt, NY
Cosby Station.............      4,106       999      4,516           634        999      5,150        6,149      731    1993-1994
  Douglasville, GA
County Park Plaza.........         --       196      1,500           379        140      1,935        2,075      433         1980
  Scottsboro, AL
Devonshire Place..........         --       371      3,449         2,489        520      5,789        6,309      519    1995-1996
  Cary, NC
Dorchester Crossing.......         --       493      1,483           370        443      1,903        2,346      625         1985
  Charleston, SC
East Ridge Crossing.......        930       832      2,494         1,491        731      4,086        4,817      779         1988
  East Ridge, TN
Eastowne Crossing (E).....         --       867      2,765         1,852        786      4,698        5,484      898         1989
  Knoxville, TN
Fiddler's Run.............     12,900     1,319     13,793             -      1,319     13,793       15,112      337         1999
  Morganton, NC
Fifty Eight Crossing......        897       839      2,360          (55)        743      2,401        3,144      678         1988
  Chattanooga, TN
Garden City Plaza (E).....         --     1,056      2,569           622        580      3,667        4,247    1,248         1984
  Garden City, KS
Genesis Square............      1,000       227      1,435           974        223      2,413        2,636      463         1990
  Crossville, TN
Girvin Plaza..............         --       898      1,998         1,001        702      3,195        3,897      445    1989-1990
  Jacksonville, FL
Greenport Towne Cent......      4,312       659      6,161           262        659      6,423        7,082      906    1993-1994
  Hudson, NY
Hampton Plaza.............         --       973      2,689            44        965      2,741        3,706      628    1989-1990
  Tampa, FL
Henderson Square..........      6,579       428      8,074            83        261      8,324        8,585    1,024    1994-1995
  Henderson, NC
Hollins Plantation........         --       229      1,845         1,114        197      2,991        3,188      907         1985
  Roanoke, VA
Home Depot................         --     2,739         --            59      2,738         60        2,798       15         1994
  Portland, ME
Jasper Square (E).........         --       235      1,423         1,440        235      2,863        3,098      666         1986
  Jasper, AL
Jean Ribaut Square........      3,825       505      4,007         1,386        505      5,393        5,898    1,695         1983
  Beaufort, SC
Jean Ribaut Kmart.........         --       317      2,065           687        340      2,729        3,069      528    1983-1984
  Beaufort, SC
Karnes Corner.............        916       206      1,360           796        206      2,156        2,362      583         1987
  Knoxville, TN
Keystone Plaza............         --       938      2,216          (16)        825      2,313        3,138      705         1989
  Tampa, FL



CBL & ASSOCIATES PROPERTIES, INC.                                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
Kingston Overlook.........         --     1,693      5,664         1,983      2,105      7,235        9,340      545         1996
  Knoxville, TN
Lady's Island (E).........         --       300      2,323           311        296      2,638        2,934      481         1992
  Beaufort, SC
LaGrange Commons..........         --       835      5,765           592        835      6,357        7,192      495    1995-1996
  LaGrange, NY
Lakeshore Station.........         --       200        401             6        200        407          607       57    1993-1994
  Gainesville, GA
Lionshead Village.........         --     3,674      4,153            73      3,674      4,226        7,900      162         1998
  Nashville, TN
Longview Crossing.........        428        --      1,308            39         --      1,347        1,347      368         1988
  Longview, NC
Lunenburg Crossing........         --     1,020      2,308          (26)      1,019      2,283        3,302      304    1993-1994
  Lunenburg, MA
Massard Crossing..........         --       843      5,726         (209)        843      5,517        6,360      397         1997
  Fort Smith, AR
North Haven Crossing......      7,293     3,229      8,061             4      3,229      8,065       11,294    1,328    1992-1993
  North Haven, CT
Northcreek Plaza..........         --        98      1,201            46         97      1,248        1,345      240         1983
  Greenwood, SC
Northridge Plaza (E)......         --     1,087      2,970         2,003      1,244      4,816        6,060    1,663         1984
  Hilton Head, SC
Northwoods Plaza..........      1,231       496      1,403            96        496      1,499        1,995      288         1995
  Albermarle, NC
Oaks Crossing.............         --       571      2,885       (1,341)        655      1,460        2,115      678         1988
  Otsego, MI
Orange Plaza..............         --       395      2,111           122        395      2,233        2,628      422         1992
  Roanoke, VA
Park Village..............         --       586       2874            79        520      3,019        3,539      612         1990
  Lakeland, FL
Park Place................      1,296        --      3,590           797        231      4,156        4,387    1,528         1984
  Chattanooga, TN
Perimeter Place...........      1,503       764      2,049           330        770      2,373        3,143      868         1985
  Chattanooga, TN
Rawlinson Place...........         --       279      1,573            55        292      1,615        1,907      495         1987
  Rock Hill, SC
Rhett @ Remount...........         --        67      1,877           883         67      2,760        2,827      835         1992
  Charleston, SC
34th St Crossing..........      1,516     1,102      2,743            85      1,023      2,907        3,930      754         1989
  St. Petersburg, FL
Salem Crossing............         --     2,385      7,564         (791)      2,385      6,773        9,158      471         1997
  Virginia Beach, VA
Sand Lake Corners              14,782     3,182     15,952             -      3,182     15,952       19,134      176    1998-1999
  Orlando, FL
Sattler Square (E)........
  Big Rapids, MI
                                                   -87-

CBL & ASSOCIATES PROPERTIES, INC.                                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
Seacoast Shopping Center..      5,632     1,374      4,164         2,483      1,195      6,826        8,021    1,388         1991
  Seabrook, NH
Shenandoah................        538       122      1,382            74        115      1,463        1,578      400         1988
  Roanoke, VA
Signal Hills Village......         --        --        579           479         --      1,058        1,058      289    1983-1984
  Statesville, NC
Southgate Crossing........         --        --      1,002            10         --      1,012        1,012      329    1984-1985
  Bristol, TN
Sparta Crossing...........        822       180      1,463           910        145      2,408        2,553      494         1989
  Sparta, TN
SpringhurstTowne Ce.......     23,137     7,424      30672         6,051      7,463     36,684       44,147    1,877         1997
  Louisville, KY
Springs Crossing..........         --        --      1,422           932         --      2,354        2,354      571         1987
  Hickory, NC
Statesboro Square.........         --       237      1,643           135        227      1,788        2,015      610         1986
  Statesboro, GA
Sterling Creek Commons....         --       732      3,048           (3)        732      3,045        3,777      102         1998
  Portsmouth, VA
Stone East Plaza (E)......         --       266      1,635           258        217      1,942        2,159      697         1987
  Kingsport, TN
Strawbridge MK Place......         --     1,969      2,492            --      1,969      2,492        4,461      187         1997
  Strawbridge, VA
Suburban Plaza............      8,735     3,223      3,796         3,188      3,223      6,984       10,207      985         1995
  Knoxville, TN
Sutton Plaza..............      6,682     1,042      4,671            30      1,042      4,701        5,743      356         1997
  Mt. Olive, NJ
Townshire Center..........         --        --         --            27         --         27           27        4         1997
  Bryan, TX
Tyler Square..............         --       196      2,021          1342        149      3,410        3,559      695         1986
  Radford, VA
University Crossing.......         --       545      1,216          (27)        377      1,357        1,734      494         1985
  Pueblo, CO
Uvalde Plaza..............        719       574      1,506         (227)        319      1,534        1,853      478         1987
  Uvalde, TX
Valley Crossing (E).......         --     2,390      6,471         5,476      3,034     11,303       14,337    2,331         1988
  Hickory, NC
Valley Commons............        928       342      1,819           626        342      2,445        2,787      672         1988
  Salem, VA
Village @ Wexford.........         --       555      3,009            64        501      3,127        3,628      759    1989-1990
  Cadillac, MI
Village Square............         --       750      3,591         (911)        142      3,288        3,430      837    1989-1990
  Houghton Lake, MI



CBL & ASSOCIATES PROPERTIES, INC.                                                                                      SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1999
(Dollars in Thousands)

                                                                                   Gross Amounts at Which Carried at Close
                                               Initial Cost (A)                                 of Period
                                          -------------------------               -------------------------------------
                                                                Costs
                                                             Capitalized
                                                              Subsequent                                      Accumu-
                                                 Buildings        to                 Buildings                lated       Date of
                                 (B)                and      Acquisition/               and                   Depre-    Construction
Description                Encumbrances   Land  Improvements Improvements    Land   Improvements   Total(C)  ciation(D)  /Purchase
                           ------------ ------- ------------ ------------  -------- ------------- --------- ----------- ------------
Wildwood Plaza............         --       429      1,082         1,051        357      2,205        2,562      708         1985
  Salem, VA
Willow Springs  ..........      5,031     2,917      6,107         5,002      2,917     11,109       14,026    1,977         1991
  Nashua, NH

DISPOSITIONS
Northpark Center..........         --     1,465      1,581       (3,046)         --         --           --       --         1997
  Richmond, VA

OTHER
High Point, NC - Land.....         --        --         --         2,764        893      1,871        2,764      306         1995
Willowbrook Land..........         --     4,543         --            --      4,543         --        4,543       --         1999
  Houston, TX
Developments in  Progress
Consisting of Construction
and Development
Properties.............(F)    164,110     2,955         --        (2,727)       228         --          228    1,029
                           ------------ ------- ------------ ------------  -------- ------------- --------- -----------
TOTALS                     $1,360,753  $292,098 $1,621,290      $203,685   $284,881 $1,834,020   $2,118,901 $223,548




 (A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
 (B) Encumbrances represent the mortgage notes payable balance at December 31,1999.
 (C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $2.008 billion.
 (D) Depreciation for all properties is computed over the useful life which is generally forty years.
 (E) Property is pledged as collateral on the secured lines of credit used for development properties.
 (F)     Includes non-property mortgages and credit line mortgages.


                           CBL & ASSOCIATES PROPERTIES, INC.

                   REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION




The changes in real estate assets and accumulated depreciation for the years ending December 31, 1999, 1998, and 1997 (dollars in thousands).

                                                       1999            1998             1997
                                                    ----------      ----------       ----------
REAL ESTATE ASSETS:
   Balance at beginning of period                   $1,982,843      $1,287,965       $1,101,797
   Additions during the period:
      Additions and improvements                       180,094         130,728          163,808
      Acquisitions of real estate assets                69,027         499,795           36,431
      Acquisitions of real estate assets with               --          69,889               --
          limited partnership interest
    Deductions  during the period:
      Cost of sales                                   (46,188)         (5,412)         (13,741)
      Write-off of development projects                (1,674)           (122)            (330)
                                                   ----------      ----------       ----------
   Balance at end of period                        $2,184,102      $1,982,843       $1,287,965
                                                   ==========      ==========       ==========
ACCUMULATED DEPRECIATION:
   Balance at beginning of period                    $177,055        $145,641         $114,536
   Accumulated depreciation on properties             (6,640)        (11,324)            (777)
     sold
   Depreciation expense                                53,133          42,738           31,882
                                                   ----------      ----------       ----------
   Balance at end of period                          $223,548        $177,055         $145,641
                                                   ==========      ==========       ==========

                                                                   Schedule IV

                                         CBL & ASSOCIATES PROPERTIES, INC.
                                           MORTGAGE LOANS ON REAL ESTATE
                                                AT DECEMBER 31, 1999
                                               (Dollars in thousands)

                                                                                                             Principal
                                                                                                             Amount of
                                                                                                Carrying     Mortgages
                                                     Monthly    Balloon               Face       Amount      Subject to
                                           Final     Payment    Payment              Amount        of        Delinquent
                              Interest   Maturity    Amount       at       Prior       of       Mortgage     Principal
  Name of Center/Location       Rate       Date        (1)     Maturity    Liens    Mortgage      (2)       or Interest
----------------------------- --------  ----------  ---------  ---------  -------   ---------   ---------   -----------
COMMUNITY CENTERS
  Bi-Lo South                 9.50%        12/06          $22        $87     None      $1,349      $1,349          $0
    Cleveland, Tennessee

  Gaston Square               11.00%     12/99(3)          15      1,659     None       1,659       1,659           0
    Gastonia, North Carolina

  Inlet Crossing              11.00%     12/99(3)          27      1,576     None       1,576       1,576          60
    Myrtle Beach,
       South Carolina

  Olde Brainerd Centre        9.50%        12/06            4          0     None          38          38           0
    Chattanooga, Tennessee

  Signal Hills Plaza          11.00%     12/99(3)          20      2,421     None       2,421       2,421         132
    Statesville, North
      Carolina

  Soddy Daisy Plaza           9.50%        12/06            4          0     None         202         202           0
    Soddy Daisy, Tennessee

  Other                       10.00%      02/00-
                                           09/07            0      2,140                2,140       2,140           0
                                                    ---------  ---------            ---------   ---------   -----------
                                                          $92     $7,883               $9,385      $9,385        $192
                                                    =========  =========            =========   =========   ===========

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.
(2) The aggregate carrying value for federal income tax purposes is approximately $9,385 at December 31, 1999.
(3) Mortgage has been extended on a month to month basis at the same terms while renegotiating mortgage extension.

                                           CBL & ASSOCIATES PROPERTIES, INC.
                                 ------------------------------------------------------
                                  Year Ended           Year Ended           Year Ended
                                 December 31,         December 31,         December 31,
                                     1999                 1998                 1997
                                 ------------         ------------         ------------
Beginning Balance                    $9,118              $11,678             $14,858
Additions                             1,690                1,620               3,591
Payments                            (1,423)              (4,180)             (6,771)
                                 ------------         ------------         ------------
Ending Balance                       $9,385               $9,118             $11,678
                                 ============         ============         ============

                                 EXHIBIT INDEX


 Exhibit
 Number                                     Description                    Page

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
           Properties(a)

10.4.1 --  CBL & Associates Properties, Inc. 1993 Stock Incentive
           Plan(a)+

10.4.2 --  Non-Qualified  Stock Option  Agreement,  dated
           May 10, 1994, for Charles B. Lebovitz+

10.4.3 --  Non-Qualified  Stock Option  Agreement,  dated
           May 10, 1994, for James L. Wolford+

10.4.4 --  Non-Qualified  Stock Option  Agreement,  dated
           May 10, 1994, for John N. Foy+

10.4.5 --  Non-Qualified Stock Option Agreement, dated
           May 10, 1994, for Jay Wiston+

10.4.6 --  Non-Qualified Stock Option Agreement, dated
           May 10, 1994, for Ben S. Landress+

10.4.7 --  Non-Qualified Stock Option Agreement, dated
           May 10, 1994, for Stephen D. Lebovitz+

10.4.8 --  Stock Restriction Agreement, dated December 28, 1994, for Charles B. Lebovitz+

10.4.9 --  Stock Restriction Agreement, dated December 2, 1994, for John N. Foy+

10.4.10--  Stock Restriction Agreement, dated December 2, 1994, for Jay Wiston+

10.4.11--  Stock Restriction Agreement, dated December 2, 1994, for Ben S. Landress+

10.4.12--  Stock Restriction Agreement, dated December 2, 1994, for Stephen D. Lebovitz+

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
           Management Company and their officers and directors(a)

10.9.1 --  Employment Agreement for Charles B. Lebovitz(a)+

10.9.2 --  Employment Agreement for James L. Wolford(a)+

10.9.3 --  Employment Agreement for John N. Foy(a)+

10.9.4 --  Employment Agreement for Jay Wiston(a)+

10.9.5 --  Employment Agreement for Ben S. Landress(a)+

10.9.6 --  Employment Agreement for Stephen D. Lebovitz(a)+

10.10  --  Subscription Agreement relating to purchase of the
           Common Stock and Preferred Stock of the Management
           Company(a)

10.11  --  Option Agreement relating to certain Retained
           Properties(a)

10.12  --  Option Agreement relating to Outparcels(a)

10.13.1--  Property Partnership Agreement relating to Hamilton
           Place(a)

10.13.2--  Property Partnership Agreement relating to CoolSprings
           Galleria(a)

10.14.1--  Acquisition Option Agreement relating to Hamilton
           Place(a)

10.14.2--  Acquisition Option Agreement relating to the Hamilton
           Place Centers(a)

10.14.3--  Acquisition Option Agreement relating to the Office
           Building(a)

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
           Partnership and Connecticut General Life Insurance
           Company dated February 14, 1996(j)

10.25  --  Amended and Restated Credit Agreement between the
           Operating Partnership and Wells Fargo Bank N.A. etal dated September 26, 1996. (k)

10.26  --  Promissory Note Agreement between the Operating
           Partnership and Compass Bank dated September 17,
           1996. (k)

10.27  --  Promissory Note Agreement between St Clair Square
           Limited Partnership and and Wells Fargo National
           Bank dated, December 11, 1996.(l)

10.28  --  Promissory Note Agreement between Lebcon Associates and Principal Mutual Life Insurance Company dated,
           March 18, 1997.(l)

10.29  --  Promissory Note Agreement between Westgate Mall
           Limited Partnership and and Principal Mutual Life
           Insurance Company dated, February 16, 1997.(l)

10.30  --  Amended and Restated Credit Agreement between the
           Operating Partnership and First Tennessee Bank etal dated February 24, 1997.(l)

10.31  --  Amended and Restated Credit Agreement  between the
           Operating Partnership and First Tennessee Bank etal dated July 29, 1997.(m)

10.32  --  Second Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A.
           etal dated June 5, 1997 (m) Effective April 1, 1997.

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

10.37  --  Modification No. Two to the Amended and Restated
           Agreement of Limited Partnership of CBL & Associates
           Limited Partnership Dated February 19, 1998.(m)

10.38  --  Loan agreement with South Trust Bank dated
           January 15, 1998. (n)

10.39  --  Loan agreement between Rivergate Mall Limited
           Partnership, The Village at Rivergate Limited
           Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc. Dated July 1, 1998.(o)

10.40  --  Second Amended and Restated Agreement of Limited
           Partnership of CBL & Associates Limited Partnership dated June 30, 1998 (p)

10.41  --  Amended and restated Loan Agreement between CBL &
           Associates Properties , Inc. and First Tennessee
           Bank National Association Dated June 12, 1998 (p)

10.42  --  First Amendment To Third Amended And Restated Credit
           Agreement and Third Amended And Restated Credit Agreement between CBL & Associates Properties,
           Inc. and Wells Fargo Bank, National Association, dated August 4, 1998 (p)

10.43  --  Promissory Note with Teachers Insurance and Annuity
           Association of American and St. Clair Square Limited
           Partnership Bank dated March 11, 1999 (q)

10.43  --  Promissory Note with Wells Fargo Bank National
           Associates and Parham Road Limited Partnership
           (York Galleria) dated July 1, 1999 (r)

10.44  --  Agreement of Purchase and Sale By and Between YGL
           Partners and CBL & Associates Limited Partnership assigned to Parham Road Limited Partnership (York
           Galleria) dated February 2, 1999 (r)

 21    --  Subsidiaries of the Company                                 97

 23    --  Consent of Arthur Andersen LLP                             101

 24    --  Power of Attorney                                          102

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

 (n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

 (o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 (p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

 (q) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 (r) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

 + A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                                                                     EXHIBIT 21


                            SUBSIDIARIES OF THE COMPANY

                                                                  STATE OF
                                                              INCORPORATION OR
 SUBSIDIARY                                                      FORMATION
-------------------------------------------------------       ------------------

 Albemarle Partners Limited Partnership                         North Carolina
 APWM, LLC                                                      Georgia
 Arbor Place GP, Inc.                                           Georgia
 Arbor Place Limited Partnership                                Georgia
 Asheville, LLC                                                 North Carolina
 BJ/Portland Limited Partnership                                Maine
 Bonita Lakes Mall Limited Partnership                          Mississippi
 Brownwood Associates, L.P.                                     Texas
 Bursnville Minnesota, LLC                                      Minnesota
 Cadillac Associates Limited Partnership                        Tennessee
 Capital Crossing Limited Partnership                           North Carolina
 Cary Limited Partnership                                       North Carolina
 CBL & Associates Limited Partnership                           Delaware
 CBL & Associates Management, Inc.                              Delaware
 CBL/34th Street St. Petersburg Limited Partnership             Florida
 CBL/Bartow Limited Partnership                                 Florida
 CBL/Brushy Creek Limited Partnership                           Florida
 CBL/Buena Vista Limited Partnership                            Georgia
 CBL/Cedar Bluff Crossing Limited Partnership                   Tennessee
 CBL/Foothills Plaza, L.P.                                      Tennessee
 CBL/GP, Inc.                                                   Wyoming
 CBL/GP II, Inc.                                                Wyoming
 CBL/GP III, Inc.                                               Mississippi
 CBL/GP IV, Inc.                                                Connecticut
 CBL/GP V, Inc.                                                 Tennessee
 CBL/GP VI, Inc.                                                Tennessee
 CBL/GP Cary, Inc.                                              North Carolina
 CBL/GP Langley, Inc.                                           Virginia
 CBL/Karns Corner Limited Partnership                           Tennessee
 CBL/Low Limited Partnership                                    Wyoming
 CBL Morristown, LTD.                                           Tennessee
 CBL/Nashua Limited Partnership                                 New Hampshire
 CBL/North Haven, Inc.                                          Connecticut
 CBL/Perimeter Place Limited Partnership                        Tennessee
 CBL/Plant City Limited Partnership                             Florida
 CBL/Plantation Plaza, L.P.                                     Virginia
 CBL/Rawlinson Place Limited Partnership                        Tennessee
 CBL/Springs Crossing Limited Partnership                       Tennessee
 CBL/Suburban, Inc.                                             Tennessee
 CBL/Tampa Keystone Limited Partnership                         Florida

                                                                  STATE OF
                                                              INCORPORATION OR
 SUBSIDIARY                                                      FORMATION
-------------------------------------------------------       ------------------
 CBL Terrace Limited Partnership                                Tennessee
 CBL/Uvalde, Ltd.                                               Texas
 Chester Square Limited Partnership                             Virginia
 Chesterfield Crossing, LLC                                     Virginia
 College Station Partners, Ltd.                                 Texas
 CoolSprings Crossing Limited Partnership                       Tennessee
 Cortlandt Town Center, Inc.                                    New York
 Cortlandt Town Center Limited Partnership                      New York
 Cosby Station Limited Partnership                              Georgia
 Coastal Way LLC                                                Florida
 Courtyard at Hickory Hollow Limited Partnership                Delaware
 Creekwood Gateway, LLC                                         Florida
 Crossville Associates Limited Partnership                      Tennessee
 Development Options, Inc.                                      Wyoming
 East Ridge Partners, L.P.                                      Tennessee
 East Towne Crossing Limited Partnership                        Tennessee
 Elkin Partners, Ltd.                                           Tennessee
 Fiddler's Run Limited Partnership                              North Carolina
 Foothills Mall, Inc.                                           Tennessee
 Fifty-Eight Partners, L.P.                                     Tennessee
 Frontier Mall Associates Limited Partnership                   Wyoming
 Georgia Square Associates, Ltd.                                Georgia
 Georgia Square Partnership                                     Georgia
 Governor's Square Company                                      Ohio
 Green Cove Mall Limited Partnership                            Alabama
 Greenville Plaza GP, Inc.                                      North Carolina
 Greenville Plaza Limited Partnership                           North Carolina
 Gunbarrel Commons, LLC                                         Tennessee
 Henderson Square Limited Partnership                           North Carolina
 Hickory Hollow Courtyard, Inc.                                 Delaware
 Hickory Hollow Mall, Inc.                                      Delaware
 Hickory Hollow Mall Limited Partnership                        Delaware
 High Point Development Limited Partnership                     North Carolina
 High Point Development Limited Partnership II                  North Carolina
 Hudson Plaza Limited Partnership                               New York
 Houston Willowbrook LLC                                        Texas
 Jarnigan Road Limited Partnership                              Tennessee
 Janesville Mall Limited Partnership                            Wisconsin
 Janesville Wisconsin, Inc.                                     Wisconsin
 Joplin-Low Limited Partnership                                 Missouri
 Kiln Creek Limited Partnership                                 Virginia

                                                                  STATE OF
                                                              INCORPORATION OR
 SUBSIDIARY                                                      FORMATION
-------------------------------------------------------       ------------------
 Kingston Overlook Limited Partnership                          Tennessee
 LaGrange Commons Limited Partnership                           New York
 Lakeshore Gainesville Limited Partnership                      Georgia
 Lakeshore/Sebring Limited Partnership                          Florida
 Langley Square Limited Partnership                             Virginia
 Leaseco, Inc.                                                  New York
 Lebcon Associates                                              Tennessee
 Lebcon I, Ltd.                                                 Tennessee
 Lee Partners                                                   Tennessee
 Lee Warehouse Limited Partnership                              Tennessee
 Lion's Head Limited Partnership                                Tennessee
 Longview Associates Limited Partnership                        North Carolina
 Lunenburg Crossing Limited Partnership                         Massachusetts
 Madison Plaza Associates, Ltd.                                 Alabama
 Madison Square Associates, Ltd.                                Alabama
 Mall Shopping Center Company, L.P.                             Texas
 Maryville Department Stores, Ltd.                              Tennessee
 Maryville Partners, L.P.                                       Tennessee
 Meridian Mall Company, Inc.                                    Michigan
 Meridian Mall Limited Partnership                              Michigan
 Montgomery Partners, L.P.                                      Tennessee
 Massard Crossing Limited Partnership                           Arkansas
 Naugatuck Limited Partnership                                  Connecticut
 NewLease Corp.                                                 Tennessee
 North Haven Crossing Limited Partnership                       Connecticut
 Oak Ridge Associates Limited Partnership                       Tennessee
 Park Village Limited Partnership                               Florida
 Parkway Place, Inc.                                            Alabama
 Parkway Place Limited Parntership                              Alabama
 Parham Limited Partnership                                     Virginia
 Portland/HQ Limited Partnership                                Maine
 Post Oak Mall Associates Limited Partnership                   Texas
 RC Jacksonville, LLC                                           Florida
 RC Strawbridge Limited Partnership                             Virginia
 Rivergate Mall, Inc.                                           Delaware
 Rivergate Mall Limited Partnership                             Delaware
 Salem Crossing Limited Partnership                             Virginia
 Sand Lake Corners, LC                                          Florida
 Sand Lake Corners Limited Partnership                          Florida
 Scottsboro Associates, Ltd.                                    Alabama
 Seacoast Shopping Center Limited Partnership                   New Hampshire

                                                                  STATE OF
                                                              INCORPORATION OR
 SUBSIDIARY                                                      FORMATION
-------------------------------------------------------       ------------------
 Shared Appreciation I, LTD.                                    Tennessee
 Shopping Center Finance Corp.                                  Wyoming
 Springdale/Mobile Limited Partnership                          Alabama
 Springdale/Mobile Limited Partnership II                       Alabama
 Springhurst Limited Partnership                                Kentucky
 St. Clair Square GP, Inc.                                      Illinois
 St. Clair Square Limited Partnership                           Illinois
 Sterling Creek Commons Limited Partnership                     Virginia
 Stone East Partners, Ltd.                                      Tennessee
 Stoney Brook Landing LLC                                       Kentucky
 Stroud Mall LLC                                                Pennsylvania
 Suburban Plaza Limited Partnership                             Tennessee
 Sutton Plaza GP, Inc.                                          New Jersey
 Sutton Plaza Limited Partnership                               New Jersey
 The Marketplace at Mill Creek, LLC                             Georgia
 The Lakes Mall, LLC                                            Michigan
 The Galleria Associates, L.P.                                  Tennessee
 Turtle Creek Limited Partnership                               Mississippi
 Twin Peaks Mall Associates, Ltd.                               Colorado
 Valley Crossing Associates Limited Partnership                 North Carolina
 Vicksburg Mall Associates, Ltd.                                Mississippi
 Village at Rivergate, Inc.                                     Delaware
 Village at Rivergate Limited Partnership                       Delaware
 Walnut Square Associates Limited Partnership                   Wyoming
 West Broad Street Limited Partnership                          Virginia
 Westgate Crossing Limited Partnership                          North Carolina
 Westgate Mall Limited Partnership                              South Carolina

                                                                   Exhibit 23



                      CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into CBL & Associates Properties, Inc.'s previously filed Registration Statements on Form S-3 (File No. 333-47041) and Form S-8 (File No. 33-73376).



                                                      ARTHUR ANDERSEN LLP


 Chattanooga, Tennessee
 March 27, 2000

                                                                      Exhibit 24

                                  POWER OF ATTORNEY



         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report of CBL & Associates Properties, Inc. on Form 10-K for the fiscal year ended December 31, 1999, including one or more amendments to such Form 10-K, which amendments may make such changes as such person deems appropriate, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has executed this Power-of-Attorney on the date set opposite his respective name.

Signature                      Title                           Date


 /s/ Charles B. Lebovitz       Chairman of the Board           March 28, 2000
------------------------       and Chief
     Charles B. Lebovitz       Executive Officer
                               (Principal Executive Officer)


 /s/ John N. Foy               Vice Chairman of the Board,     March 28, 2000
------------------------       Chief Financial Officer and
     John N. Foy               Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)



 /s/ Stephen D. Lebovitz       Director, President             March 28, 2000
------------------------       and Secretary
     Stephen D. Lebovitz

 /s/ Claude M.Ballard          Director                        March 28, 2000
------------------------
     Claude M. Ballard

 /s/ Leo Fields                Director                        March 28, 2000
------------------------
     Leo Fields

 /s/ William J.Poorvu          Director                        March 28, 2000
------------------------
     William J. Poorvu

 /s/ Winston W. Walker         Director                        March 28, 2000
------------------------
     Winston W. Walker