Form 10-Q
period 2000-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2000-05-15
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q

===================================================================



                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 2000
                                    -----------------------------
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

The number of shares outstanding of each of the registrants classes of common stock, as of May 5, 2000 : Common Stock, par value $.01 per share, 24,828,344 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX

PART I   FINANCIAL INFORMATION                                     PAGE NUMBER

ITEM 1:  FINANCIAL INFORMATION                                           3

         CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31,
         2000 AND DECEMBER 31, 1999                                      4

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
         THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999                  5

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         THREE MONTHS ENDED MARCH 31, 2000 AND 1999                      6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  10

PART II  OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                     20

         ITEM 2:  CHANGES IN SECURITIES                                 20

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                       20

         ITEM 4:  SUBMISSION OF MATTERS TO HAVE
                  A VOTE OF SECURITY HOLDERS                            20

         ITEM 5:  OTHER INFORMATION                                     20

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                      20


SIGNATURE                                                               21

                        CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1999 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1999.


                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                        March 31,         December 31,
                                                                         2000                1999
                                                                     -----------          ----------
ASSETS
Real estate assets:

  Land                                                                $  286,847          $  284,881
  Buildings and improvements                                           1,845,551           1,834,020
                                                                       ---------           ---------
                                                                       2,132,398           2,118,901
     Less: Accumulated depreciation                                     (236,337)           (223,548)
                                                                       ---------           ---------
                                                                       1,896,061           1,895,353
  Developments in progress                                                82,141              65,201
                                                                       ---------           ---------
    Net investment in real estate assets                               1,978,202           1,960,554
Cash and cash equivalents                                                  8,097               7,074
Receivables:
  Tenant,net of allowance                                                 23,187              21,557
  Other                                                                    2,057               1,536
Mortgage notes receivable                                                  9,451               9,385
Other assets                                                              17,691              18,732
                                                                       ---------           ---------
                                                                      $2,038,685          $2,018,838
                                                                      ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable                                      $1,377,808          $1,360,753
Accounts payable and accrued liabilities                                  44,733              64,236
                                                                       ---------           ---------
  Total liabilities                                                    1,422,541           1,424,989
Distributions and losses in excess of investment
 in unconsolidated affiliates                                              3,082               3,212
                                                                       ---------           ---------
Minority interest                                                        177,789             170,750
                                                                       ---------           ---------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    2,875,000 outstanding in 2000 and 1999                                    29                  29
  Common stock, $.01 par value, 95,000,000 shares authorized,
    24,806,975 and 24,755,793 shares issued and outstanding
    in 2000 and 1999, respectively                                           248                 248
  Additional paid - in capital                                           456,911             455,875
  Accumulated deficit                                                   (21,915)            (36,265)
                                                                       ---------           ---------
    Total shareholders' equity                                           435,273             419,887
                                                                       ---------           ---------
                                                                      $2,038,685          $2,018,838
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


                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                         2000             1999
                                                                       ---------        ---------
   REVENUES:
   Rentals:
      Minimum                                                          $  55,301        $  47,862
      Percentage                                                           4,851            3,232
      Other                                                                1,281              814
   Tenant reimbursements                                                  24,710           20,674
   Management, leasing  and development fees                                 626            1,040
   Interest and other                                                      1,240              926
                                                                       ---------        ---------
     Total revenues                                                       88,009           74,548
                                                                       ---------        ---------
   EXPENSES:
   Property operating                                                     13,690           11,483
   Depreciation and amortization                                          14,605           12,676
   Real estate taxes                                                       7,105            6,955
   Maintenance and repairs                                                 5,122            4,062
   General and administrative                                              4,906            3,826
   Interest                                                               23,586           19,771
   Other                                                                      28              742
                                                                       ---------        ---------
     Total expenses                                                       69,042           59,515
                                                                       ---------        ---------
   INCOME FROM OPERATIONS                                                 18,967           15,033
   GAIN ON SALES OF REAL ESTATE ASSETS                                     3,571            4,801
   EQUITY IN EARNINGS OF UNCONSOLIDATED
    AFFILIATES                                                               755              935
   MINORITY INTEREST IN EARNINGS:
     Operating partnership                                                (6,946)          (6,658)
     Shopping center properties                                             (380)            (365)
                                                                       ---------        ---------
   NET INCOME                                                             15,967           13,746
   PREFERRED DIVIDENDS                                                    (1,617)          (1,617)
                                                                       ---------        ---------
   NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $  14,350        $  12,129
                                                                       =========        =========
   BASIC PER SHARE DATA:
      NET INCOME                                                       $    0.58        $    0.49
                                                                       =========        =========
      WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          24,754           24,574
                                                                       =========        =========
   DILUTED PER SHARE DATA:
      NET INCOME                                                       $    0.58        $    0.49
                                                                       =========        =========
      WEIGHTED AVERAGE SHARES AND POTENTIAL
           DILUTIVE COMMON SHARES OUTSTANDING                             24,815           24,795
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

                       CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                              Three Months
                                                                             Ended March 31,
                                                                        -----------------------
                                                                          2000           1999
                                                                        --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $15,967        $13,746
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Minority interest in earnings                                            7,326          7,023
  Depreciation                                                            11,661         10,551
  Amortization                                                             3,252          2,436
  Gain on sales of real estate assets                                     (3,571)        (4,801)
  Equity in earnings of unconsolidated affiliates                           (755)          (935)
  Distributions from unconsolidated affiliates                             2,108          2,061
  Issuance of stock under incentive plan                                     673            100
  Amortization of deferred compensation                                       --            160
  Write-off of development projects                                           28            742
  Distributions to minority investors                                     (6,214)        (5,486)
Changes in assets and liabilities -
  Tenant and other receivables                                            (2,151)          (530)
  Other assets                                                               174            (65)
  Accounts payable and accrued liabilities                                (1,892)        (2,891)
                                                                        --------        -------
          Net cash provided by operating activities                       26,606         22,111
                                                                        --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction of real estate assets and land acquisition              (47,979)       (34,256)
    Capitalized interest                                                  (1,313)        (1,459)
    Other capital expenditures                                            (3,176)        (4,177)
    Proceeds from sales of real estate assets                             24,738          6,764
    Additions to notes receivable                                           (948)            44
    Payments received on notes receivable                                    882           (168)
    Advances and investments in unconsolidated affiliates                 (1,455)        (1,522)
                                                                        --------        -------
          Net cash used in investing activities                          (29,251)       (34,774)
                                                                        --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable                        35,578        100,432
    Principal payments on mortgage and other notes payable               (18,523)       (70,136)
    Additions to deferred financing costs                                    (65)          (658)
    Dividends paid                                                       (13,686)       (13,052)
    Proceeds from issuance of common stock                                   364             96
    Proceeds from exercise of stock options                                   --            326
                                                                        --------        -------
          Net cash provided by financing activities                        3,668         17,008
                                                                        --------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    1,023          4,345

CASH AND CASH EQUIVALENTS, beginning of period                             7,074          5,827
                                                                        --------        -------
CASH AND CASH EQUIVALENTS, end of period                                  $8,097        $10,172
                                                                        ========        =======
Cash paid for interest, net of amounts capitalized                       $23,559        $19,754
                                                                        ========        =======
              The  accompanying  notes are an integral part
                              of these statements.


                        CBL & ASSOCIATES PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Unconsolidated Affiliates

         At March 31, 2000, the Company had investments in five partnerships all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):


                                                                               Company's Share
                                               Total For The                       For The
                                            Three Months Ended                Three Months Ended
                                                March 31,                        March 31,
                                           -----------------------          ------------------------
                                            2000            1999             2000             1999
                                           ------           ------          ------            ------
Revenues                                   $7,044           $7,046          $3,470            $3,469
                                           ------           ------          ------            ------
Depreciation and amortization                 605              796             314               390
Interest expense                            2,109            2,150           1,038             1,058
Other operating expenses                    2,456            2,199           1,363             1,086
                                            -----            -----           -----             -----
Net income                                 $1,874           $1,901            $755              $935
                                           ======           ======            ====              ====


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


Note 3 - Credit Agreements

     The Company has credit facilities of $230 million of which $52.9 million is available at March 31, 2000. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 7.05% at March 31, 2000. The Company's variable rate debt as of March 31, 2000 was $627.5 million with a weighted average interest rate of 7.09% as compared to 6.38% on $467.9 million of variable rate debt as of March 31, 1999. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $443 million of variable rate debt on operating properties at a weighted average interest rate of 7.09%. Of the Company's remaining variable rate debt of $184.5 million, interest rate caps in place of $50.0 million and a permanent loan commitment of $74.5 million leaves $60.0 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The Company's interest rate swap agreements in place at March 31, 2000 are as follows:

         Swap Amount            Fixed LIBOR
        (in millions)            Component             Effective Date          Expiration Date
        -------------           ------------           --------------          ---------------
             $50                     5.98%                11/04/1999              11/04/2000
              50                     5.98%                11/04/1999              11/06/2000
             100                     6.41%                01/27/2000              01/27/2001
              75                     6.61%                02/24/2000              02/24/2001
              50                     5.70%                06/11/1998              06/12/2001
              38                     5.73%                06/26/1998              06/26/2001
              80                     5.49%                09/01/1998              09/01/2001

         At March 31, 2000, the Company had an interest rate cap at 6.5% on $50 million of LIBOR-based variable rate debt.


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

                                                         Associated      Community
Three Months Ended March 31, 2000           Malls         Centers         Centers          All Other        Total
-----------------------------------      ----------      ----------      ---------         ---------       -------
Revenues                                    $67,106         $3,467         $16,030            $1,406       $88,009
Property operating expenses (1)            (22,472)          (591)         (3,229)               375       (25,917)
Interest expense                           (18,211)          (839)         (3,340)           (1,196)       (23,586)
Gain on sales of real estate assets            (26)              -           2,871               726         3,571
                                         ----------      ----------      ---------         ---------       -------
Segment profit and loss                     $26,397         $2,037         $12,332            $1,311        42,077
                                         ==========      ==========      =========         =========
Depreciation and amortization                                                                              (14,605)
General and administrative and other                                                                        (4,934)
Equity in earnings and minority
interest adjustment                                                                                         (6,571)
                                                                                                           -------
Net income                                                                                                 $15,967
                                                                                                           =======
Total assets (2)                         $1,405,196       $103,693        $440,425           $89,371    $2,038,685
Capital expenditures (2)                    $14,499         $2,127          $7,677           $27,834       $52,137



                                                         Associated      Community
Three Months Ended March 31, 1999          Malls          Centers         Centers          All Other        Total
-----------------------------------      ----------      ----------      ---------         ---------       -------
Revenues                                    $55,612         $2,905         $13,995            $2,036        $74,548
Property operating expenses (1)            (19,282)          (479)         (3,046)               307       (22,500)
Interest expense                           (14,578)          (626)         (2,780)           (1,787)       (19,771)
Gain on sales of real estate assets             381              -             404             4,016          4,801
                                         ----------      ----------      ---------         ---------       -------
Segment profit and loss                     $22,133         $1,800          $8,573            $4,572         37,078
                                         ==========      ==========      =========         =========
Depreciation and amortization                                                                              (12,676)
General and administrative and other                                                                        (4,568)
Equity in earnings and minority
interest adjustment                                                                                         (6,088)
                                                                                                           -------
Net income                                                                                                 $13,746
                                                                                                           =======
Total assets (2)                         $1,243,998        $82,715        $412,423          $148,242    $1,887,378
Capital expenditures (2)                     $3,901         $1,674          $2,929           $30,387       $38,891




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

GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at March 31, 2000, the operations of a portfolio of properties consisting of twenty-six regional malls, fourteen associated centers, eighty community centers, an office building, joint venture investments in four regional malls and one associated center, and income from seven mortgages (the "Properties"). The Operating Partnership also has one mall, one associated center, three community centers and two expansions currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

         The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of the redevelopment project Springdale Mall in Mobile, Alabama, Bonita Lakes Mall in Meridian, Mississippi, which opened in October 1997, the recently opened Arbor Place Mall in Atlanta (Douglasville), Georgia and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped .


RESULTS OF OPERATIONS

         Operational highlights for the three months ended March 31, 2000 as compared to March 31, 1999 are as follows:

SALES

         Mall shop sales, for those tenants who have reported, in the twenty-six Stabilized Malls in the Company's portfolio increased by 2.2% on a comparable per square foot basis.

                                             Three Months Ended March 31,
                                          ------------------------------------
                                              2000                    1999
                                          ------------            ------------

         Sales per square foot            $60.65                   $59.37

         Total sales volume in the mall portfolio, including New Malls, increased 4.0% to $358.1 million for the three months ended March 31, 2000 from $344.5 million for the three months ended March 31, 1999.

         Occupancy costs as a percentage of sales for the three months ended March 31, 2000 and 1999 for the Stabilized Malls were 15.1% and 14.0%, respectively. Occupancy costs were 11.4%, 10.9% and 11.2% for the years ended December 31, 1999, 1998, and 1997, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

         Occupancy for the Company's overall portfolio was as follows:

                                                           At March 31,
                                               ----------------------------------
                                                   2000                  1999
                                               ------------          ------------
                  Stabilized malls                    92.2%                 92.3%
                  New malls                           84.6                  84.3
                  Associated centers                  91.9                  91.9
                  Community centers                   98.1                  96.8
                                               ------------          ------------
                  Total Portfolio                     94.1%                 93.8%
                                               ============          ============


AVERAGE BASE RENT

         Average base rents for the Company's three portfolio categories were as follows:

                                                   At March 31,
                                             ------------------------
                                              2000              1999
                                             ------            ------
                 Malls                       $20.56            $19.78
                 Associated centers            9.95              9.55
                 Community centers             8.47              8.23

LEASE ROLLOVERS

          On spaces previously occupied, the Company achieved the following results from rollover leasing for the three months ended March 31, 2000 compared to the base and percentage rent previously paid:

                                            Per Square           Per Square
                                            Foot Rent             Foot Rent         Percentage
                                         Prior Lease (1)        New Lease (2)        Increase
                                         ---------------        -------------       ----------

Malls                                         $23.84                $25.84              8.4%
Associated centers                             12.00                 14.00             16.7%
Community centers                               9.55                 10.07              5.4%

   (1)      -        Rental achieved for spaces previously occupied at the end
                     of the lease including percentage rent.
   (2)      -        Average base rent over the term of the lease.

         For the three months ended March 31, 2000, malls represented 76.2% of total revenues from all properties; revenues from associated centers represented 3.9%; revenues from community centers represented 18.2%; and revenues from mortgages and the office building represented 1.7%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


Comparison of Results of Operations for the three months ended March 31, 2000 to the Results of Operations for the three months ended March 31, 1999

         Total revenues for the three months ended March 31, 2000 increased by $13.5 million, or 18.1%, to $88.0 million as compared to $74.5 million in 1999. Minimum rents increased by $7.4 million, or 15.5%, to $55.3 million as compared to $47.9 million in 1999, and tenant reimbursements increased by $4.0 million, or 19.5%, to $24.7 million in 2000 as compared to $20.7 million in 1999. Percentage rents increased by $1.7 million, or 50.1%, to $4.9 million as compared to $3.2 million in 1999.

         Management, leasing and development fees decreased by $0.4 million, or 39.8%, to $0.6 million as compared to $1.0 million in 1999. This decrease is primarily due to decreases in fees earned in the co-development program and offset by increases in management fees.

         Approximately $7.7 million of the increase in revenues resulted from operations at the four new centers opened or acquired during the past fifteen months. These centers consist of:

                                                                                                    Opening/
Project Name                 Location                           Total GLA  Type of Addition       Acquisition Date
-------------------------   -------------------------------    ---------  ----------------        ----------------
Arbor Place Mall             Atlanta (Douglasville), Georgia    1,035,000  New Development         October 1999
The Landing @ Arbor Place    Atlanta (Douglasville), Georgia      163,000  New Development         July 1999
Sand Lake Corners            Orlando, Florida                     559,000  New Development         July 1999
York Galleria                York, Pennsylvania                   767,000  Acquisition             July 1999

         Approximately $5.8 million of the increase in revenues resulted from improved operations and occupancies in the existing centers. The majority of these increases were generated at Georgia Square Mall in Athens, Georgia, Hamilton Place Mall in Chattanooga, Tennessee and Burnsville Center in Minneapolis (Burnsville), Minnesota.

         Property operating expenses, including real estate taxes and maintenance and repairs increased in the first quarter of 2000 by $3.4 million or 15.2% to $25.9 million as compared to $22.5 million in the first quarter of 1999. This increase is primarily the result of the addition of the four new centers referred to above.

         Depreciation and amortization increased in the first quarter of 2000 by $1.9 million or 15.2% to $14.6 million as compared to $12.7 million in the first quarter of 1999. This increase is primarily due to the addition of the four new centers referred to above.

         Interest expense increased in the first quarter of 2000 by $3.8 million, or 19.3% to $23.6 million as compared to $19.8 million in 1999. This increase is primarily due to the additional interest on the four centers added during the last fifteen months referred to above.

     The gain on sales of real estate assets decreased in the first quarter of 2000 by $1.2 million, to $3.6 million as compared to $4.8 million in 1999. The majority of gain on sales in the first quarter of 2000 were from the sale of a completed center Fiddler's Run in Morganton, North Carolina and from outparcel sales at Sand Lake Corners in Orlando, Florida and The Landing at Arbor Place in Atlanta (Douglasville), Georgia.

         Equity in earnings of unconsolidated affiliates were $0.8 million in the first quarter of 2000 as compared to $0.9 million in the first quarter of 1999.


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

         As of May 1, 2000, the Company had $87.6 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of May 1, 2000, the Company had obtained revolving credit lines and term loans totaling $230.0 million of which $39.9 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

         Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.6% ownership in the Operating
Partnership held by the Company's current and former executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately
1.9 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.7%. Third party ownership interests may be exchanged for approximately 2.4 million shares of common stock which represents a 6.6% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately
36.8 million shares of common stock with a market value of approximately $751.9 million at March 31, 2000 (based on the closing price of $20.4375 per share on March 31, 2000). The Company's total market equity is $808.7 million which includes 2.9 million shares of preferred stock at their closing price of $19.755 per share on March 31, 2000. Company executive and senior officers' ownership interests had a market value of approximately $230.5 million at March 31, 2000.

         Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At March 31, 2000, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in eight properties was $1.356 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $45.2 million for total debt obligations of $1.401 billion with a weighted average interest rate of 7.37%.

         The Company's total conventional fixed rate debt as of March 31, 2000 was $773.9 million with a weighted average interest rate of 7.41% as compared to 7.41% as of March 31, 1999.

         The Company's variable rate debt as of March 31, 2000 was $627.5 million with a weighted average interest rate of 7.09% as compared to 6.38% as of March 31, 1999. Through the execution of swap agreements, the Company has fixed the interest rates on $443 million of debt on operating properties at a weighted average interest rate of 7.09%. Of the Company's remaining variable rate debt of $184.5 million, an interest rate cap in place of $50.0 million and a permanent loan commitment of $74.5 million leaves only $60.0 million of debt subject to variable rates. Interest on this $60.0 million of variable rate debt is capitalized to projects currently under construction leaving no variable rate debt exposure on operating properties as of March 31, 2000. There were no fees charged to the Company related to its swap agreements. At March 31, 2000, the Company had an interest rate cap of 6.5% on $50 million of LIBOR-based variable rate debt. The Company's interest rate swap agreements in place at March 31, 2000 are as follows:

         Swap Amount                     Fixed
        (in millions)                LIBOR Component            Effective Date              Expiration Date
        -------------                ---------------            --------------              ---------------
             $50                          5.98%                     11/04/1999                  11/04/2000
              50                          5.98%                     11/04/1999                  11/06/2000
             100                          6.41%                     01/27/2000                  01/27/2001
              75                          6.61%                     02/24/2000                  02/24/2001
              50                          5.70%                     06/11/1998                  06/12/2001
              38                          5.73%                     06/26/1998                  06/26/2001
              80                          5.49%                     09/01/1998                  09/01/2001

         Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 63.4% at March 31, 2000.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

         Development projects under construction and scheduled to open during 2000 are: Sand Lake Corners in Orlando, Florida, an addition of 38,000-square-feet occupied by Staples and small shops scheduled to open June 2000; Coastal Way Shopping Center in Spring Hill, Florida a 233,000-square-foot community center scheduled to open August 2000 and anchored by Sears and Belk; Chesterfield Crossing in Richmond, Virginia, a 435,000-square-foot power center which will open in two phases, Home Depot is already open and Wal*Mart is scheduled to open in May 2000 and the shops will open by October 2000; Gunbarrel Pointe in Chattanooga, Tennessee a 282,000-square-foot associated center anchored by Target, Goodys and Kohl's and scheduled to open October 2000; an expansion to Asheville Mall in Asheville, North Carolina of 85,000-square-feet of retail shops and food court and is expected to open November 2000; an expansion to Meridian Mall in Lansing, Michigan of 177,000-square-feet opening in phases in the Fall of 2000 and 2001. The Company also has under construction for a 2001 opening: The Lakes Mall in Muskegon, Michigan a 700,000-square foot mall anchored by Sears, Yonkers and JCPenney and scheduled to open in August 2001 and Creekwood Crossing in Bradenton, Florida a 380,000-square-foot community center anchored by Lowe's, Bealls and K-Mart and scheduled to open in April 2001. The Company also has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall and Parkway Place in Huntsville, Alabama, a 822,000-square-foot redevelopment that was acquired in December 1998. In February 2000 the Company opened an expansion of Sutton Plaza in Mt. Olive, New Jersey occupied by A & P and in March 2000 an 8,000-square-foot expansion at Bonita Lakes Crossing in Meridian, Mississippi occupied by Cellular South.

         In February 2000, the Company sold University Crossing in Pueblo, Colorado a 101,000-square-foot community center and in March 2000, the Company sold Fiddler's Run in Morganton, North Carolina, a 203,000-square-foot community center. The aggregate proceeds of $19.1 million were used to pay-down debt and to fund the purchase of a co-development property.

     The Company has entered into a standby purchase agreement with a third-party developer (the "Developer") for the construction, development and potential ownership of one community center in Texas (the "Co-Development Project"). The Developer has utilized this standby purchase agreement to assist in obtaining financing to fund the construction of the Co-Development Project. The standby purchase agreement, which expires in 2000, provides for certain requirements or contingencies to occur before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. These requirements or contingencies include certain completion requirements, rental levels, the inability of the Developer to obtain adequate permanent financing and the inability to sell the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. The outstanding amount on the standby purchase agreement is $48.1 million at March 31, 2000. In March 2000, the Company acquired The Marketplace at Flower Mound in Dallas (Flower Mound), Texas which had been under a co-development agreement. The $11.1 million purchase was funded from the sales proceeds mentioned earlier and the Company's credit line.

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

OTHER CAPITAL EXPENDITURES

         Management  prepares  an annual  capital  expenditure  budget  for each property which is intended to provide for all necessary recurring and non-recurring capital improvements. Management believes that its annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 55% - 90% of its funds from operations with the remaining 10% - 45% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserve will be sufficient to cover tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and capital expenditures which will not be reimbursed by tenants.

         Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or the revolving lines of credit.

         For the first quarter of 2000, revenue generating capital expenditures or tenant allowances for improvements were $2.2 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $1.9 million for the first quarter of 2000. There were no revenue enhancing capital expenditures in the first quarter.

         The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. At Parkway Place (which was acquired in December 1998) approximately 350 square feet of ground in the vicinity of a former auto service center has been identified as being contaminated with total petroleum hydrocarbons. All of the existing building will be demolished over time as the mall is redeveloped and this is scheduled to be remediated during the demolition process. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.


CASH FLOWS

     Cash flows provided by operating activities for the first quarter of 2000, increased by $4.5 million, or 20.3%, to $26.6 million from $22.1 million in 1999. This increase was primarily due to improved operations in the existing centers, the five centers opened or acquired over the last fifteen months and the timing of the payment of real estate taxes. Cash flows used in investing activities for the first quarter of 2000, decreased by $5.5 million, to $29.3 million compared to $34.8 million in 1999. This decrease was due primarily to an increase in proceeds from sales in 2000 as compared to 1999 offset by an increase in development activities over the same periods. Cash flows provided by financing activities for the first quarter of 2000, decreased by $13.3 million, to $3.7 million compared to $17.0 million in 1999 primarily due to decreased borrowings related to the development and acquisition program.


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

FUNDS FROM OPERATIONS

         Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $0.9 million in the first quarter of 2000 and $4.8 million in 1999.

     Effective January 1, 2000, NAREIT has clarified FFO to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" as defined under generally accepted accounting principles ("GAAP"). The Company implemented this clarification in the first quarter of 2000 and will no longer add back to FFO the write-off of development costs charged to net income. For the quarter ended March 31, 2000 this amount was $28,000. Results for the quarter ended March 31, 1999 were restated to reflect a reduction in FFO of $742,000.

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

         For the three months ended March 31, 2000, FFO increased by $5.6 million, or 20.9%, to $32.1 million as compared to $26.6 million for the same period in 1999. The increase in FFO was primarily attributable to improved operations in the existing portfolio including increases in percentage rent, occupancy and minimum rent and increases from five new properties opened and acquired in the last fifteen months.

The Company's calculation of FFO is as follows: (dollars in thousands)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                   ------------------------
                                                                                     2000            1999
                                                                                   ---------       --------
   Income from operations                                                            $18,967        $15,033
   ADD:
   Depreciation & amortization from consolidated properties                           14,605         12,676
   Income from operations of  unconsolidated affiliates                                  755            935
   Depreciation & amortization from unconsolidated affiliates                            314            390

   SUBTRACT:
   Minority investors' share of income from operations in nine
      properties                                                                       (380)          (365)
   Minority investors share of depreciation and amortization
      in nine properties                                                               (244)          (232)
   Depreciation and amortization of non-real estate assets and
     finance costs                                                                     (276)          (252)
   Preferred dividends                                                               (1,617)        (1,617)
                                                                                   ---------       --------
   TOTAL FUNDS FROM OPERATIONS                                                       $32,124        $26,568
                                                                                   =========       ========
   DILUTED WEIGHTED AVERAGE SHARES AND POTENTIAL
      DILUTIVE COMMON SHARES WITH OPERATING
      PARTNERSHIP UNITS FULLY CONVERTED                                               36,797         36,697
                                                                                   =========       ========

                                   -19-

                        PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             The Company held its Annual Meeting of Shareholders on May 3, 2000. At the meeting, shareholders re-elected as directors John N. Foy (16,311,118 votes for and 2,943,029 votes against or withheld) and William J. Poorvu (16,435,127 votes for and 2,819,020 votes against or withheld), to three-year terms expiring in 2003. Other continuing directors of the Company are, Stephen D. Lebovitz and Winston W. Walker whose terms expire in 2001 and Charles B. Lebovitz, Claude M. Ballard and Leo Fields whose terms expire in 2002.

             In addition, at the meeting, shareholders approved a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2000 (19,171,648 votes for, 82,499 votes against or withheld).

             Also, at  the  meeting,   shareholders  approved the proposal to
             amend the Corporation's 1993 Stock Incentive Plan to increase the number of shares of the Corporation's Common Stock available for issuance under the Plan (11,488,503 votes for and 7,765,643 votes against or withheld).

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  27                Financial Data Schedule

             B.   Reports on Form 8-K

                  The following items were reported:
                  The outline from the Company's April 27, 2000 conference call with analysts and investors regarding earnings (Item 5) was filed on April 27, 2000.

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





Date:  May 15, 2000

EXHIBIT INDEX



Exhibit
  No.
-------

  27        Financial Data Schedule