Form 10-Q
period 2000-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2000-08-15
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q

===================================================================



                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   June 30, 2000
                                    -----------------------------
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

The number of shares outstanding of each of the registrants classes of common stock, as of August 8, 2000 : Common Stock, par value $.01 per share, 24,995,832 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX


PART I       FINANCIAL INFORMATION                                PAGE NUMBER
                                                                  -----------

             ITEM 1:       FINANCIAL INFORMATION                       3

             CONSOLIDATED BALANCE SHEETS - AS OF JUNE 30,              4
             2000 AND DECEMBER 31, 1999

             CONSOLIDATED STATEMENTS OF OPERATIONS - FOR               5
             THE THREE MONTHS ENDED JUNE 30, 2000 AND
             1999 AND FOR THE SIX MONTHS ENDED JUNE 30,
             2000 AND 1999

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                 6
             THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                7

             ITEM 2:       MANAGEMENT'S DISCUSSION AND                10
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

PART II      OTHER INFORMATION

             ITEM 1:       LEGAL PROCEEDINGS                          22

             ITEM 2:       CHANGES IN SECURITIES                      22

             ITEM 3:       DEFAULTS UPON SENIOR SECURITIES            22

             ITEM 4:       SUBMISSION OF MATTERS TO HAVE A            22
                           VOTE OF SECURITY HOLDERS

             ITEM 5:       OTHER INFORMATION                          22

             ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K           22

SIGNATURE                                                             23

                        CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

The accompanying financial statements are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1999 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1999.


                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                      ---------           ---------
ASSETS
Real estate assets:

  Land                                                                 $283,334            $284,881
  Buildings and improvements                                          1,847,903           1,834,020
                                                                      ---------           ---------
                                                                      2,131,237           2,118,901
    Less: Accumulated depreciation                                    (249,064)           (223,548)
                                                                      ---------           ---------
                                                                      1,882,173           1,895,353
  Developments in progress                                              108,192              65,201
                                                                      ---------           ---------
    Net investment in real estate assets                              1,990,365           1,960,554
Cash and cash equivalents                                                 9,167               7,074
Cash in escrow                                                           14,543                  --
Receivables:
  Tenant                                                                 23,538              21,558
  Other                                                                   2,156               1,535
Mortgage notes receivable                                                 9,722               9,385
Other assets                                                             18,108              18,732
                                                                      ---------           ---------
                                                                     $2,067,599          $2,018,838
                                                                     ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable                                     $1,389,560          $1,360,753
Accounts payable and accrued liabilities                                 54,792              64,236
                                                                      ---------           ---------
  Total liabilities                                                   1,444,352           1,424,989
                                                                      ---------           ---------
Distributions and losses in excess of investment
 in unconsolidated affiliates                                             2,620               3,212
                                                                      ---------           ---------
Minority interest                                                       179,171             170,750
                                                                      ---------           ---------
Commitments and contingencies (Note 2)
Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, 2,875,000 outstanding in 2000 and 1999                       29                  29
  Common stock, $.01 par value, 95,000,000 shares
    authorized, 24,975,332 and 24,755,793 shares
    issued and outstanding in 2000 and 1999, respectively                   250                 248
  Additional paid - in capital                                          460,387             455,875
  Accumulated deficit                                                  (19,210)            (36,265)
                                                                      ---------           ---------
    Total shareholders' equity                                          441,456             419,887
                                                                      ---------           ---------
                                                                     $2,067,599          $2,018,838
                                                                     ==========          ==========


      The accompanying notes are an integral part of these balance sheets.


                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)
                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                             2000           1999          2000           1999
                                                           -------         -------      --------       --------
REVENUES:
Rentals:
   Minimum                                                 $56,375         $48,690      $111,676       $ 96,552
   Percentage                                                1,080           1,670         5,931          4,902
   Other                                                       648             594         1,929          1,408
Tenant reimbursements                                       26,048          20,981        50,758         41,655
Management, development  and leasing fees                    1,402             969         2,028          2,009
Interest and other                                           1,304           1,287         2,544          2,213
                                                           -------         -------      --------       --------
  Total revenues                                            86,857          74,191       174,866        148,739
                                                           -------         -------      --------       --------

EXPENSES:
Property operating                                          13,238          11,682        26,929         23,165
Depreciation and amortization                               15,159          12,890        29,764         25,566
Real estate taxes                                            7,767           6,332        14,872         13,287
Maintenance and repairs                                      4,786           4,208         9,908          8,270
General and administrative                                   4,184           3,531         9,090          7,357
Interest                                                    23,504          19,665        47,090         39,436
Other                                                            4             146            31            888
                                                           -------         -------      --------       --------
  Total expenses                                            68,642          58,454       137,684        117,969
                                                           -------         -------      --------       --------
Income from operations                                      18,215          15,737        37,182         30,770
Gain on sales of real estate assets                          5,759           3,767         9,330          8,568
Equity in earnings of unconsolidated affiliates                896             806         1,651          1,741
Minority interest in earnings:
  Operating partnership                                    (7,412)         (5,457)      (14,358)       (12,115)
  Shopping center properties                                 (346)           (297)         (726)          (662)
                                                           -------         -------      --------       --------
Income before extraordinary item                            17,112          14,556        33,079         28,302
                                                           -------         -------      --------       --------
Extraordinary loss on extinguishment
 of debt                                                     (137)              --         (137)             --
                                                           -------         -------      --------       --------
Net income                                                  16,975          14,556        32,942         28,302
                                                           -------         -------      --------       --------
Preferred dividends                                         (1,617)         (1,617)       (3,234)        (3,234)
                                                           -------         -------      --------       --------
Net income available to common shareholders                $15,358          12,939        29,708         25,068
                                                           =======         =======      ========       ========
Basic per share data:
    Income before extraordinary item                       $  0.62         $  0.53      $   1.20       $   1.02
                                                           =======         =======      ========       ========
    Net income                                             $  0.62         $  0.53      $   1.20       $   1.02
                                                           =======         =======      ========       ========
Weighted average common shares outstanding                  24,827          24,629        24,790         24,602

Diluted per share data:
    Income before extraordinary item                       $  0.62         $  0.52      $   1.20       $   1.01
                                                           =======         =======      ========       ========
    Net income                                             $  0.61         $  0.52      $   1.19       $   1.01
                                                           =======         =======      ========       ========
Weighted average common and
   potential dilutive common shares
   outstanding                                              24,995          24,871        24,905         24,835



                The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (UNAUDITED)

                                                                            Six Months
                                                                           Ended June 30,
                                                                       ----------------------
                                                                         2000           1999
                                                                       -------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $32,942        $28,302
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Minority interest in earnings                                         15,084         12,777
  Depreciation                                                          23,428         21,203
  Amortization                                                           6,925          4,997
  Gain on sales of real estate assets                                   (9,330)        (8,568)
  Equity in earnings of unconsolidated affiliates                       (1,651)        (1,741)
  Distributions from unconsolidated affiliates                           3,645          8,595
  Issuance of stock under incentive plan                                   689             36
  Amortization of deferred compensation                                     --            249
  Write-off of development projects                                         31            888
  Distributions to minority investors                                  (12,653)       (11,276)
Changes in assets and liabilities -
  Tenant and other receivables                                          (1,550)         1,539
  Other assets                                                            (549)        (2,641)
  Accounts payable and accrued liabilities                               2,581         (1,606)
                                                                       -------        -------
          Net cash provided by operating activities                     59,592         52,754
                                                                       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction of real estate assets and land acquisition            (66,348)       (76,717)
    Acquisition of real estate assets                                  (11,100)            --
    Capitalized interest                                                (2,843)        (3,083)
    Other capital expenditures                                          (5,947)        (8,610)
    Deposits in escrow                                                 (14,543)            --
    Proceeds from sales of real estate assets                           42,173         14,249
    Additions to mortgage notes receivable                              (1,354)        (1,360)
    Payments received on mortgage notes receivable                         998            834
    Advances and investments in unconsolidated affiliates               (2,533)        (2,846)
                                                                       -------        -------
          Net cash used in investing activities                        (61,497)       (77,533)
                                                                       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable                      54,143        126,463
    Principal payments on mortgage and other notes payable             (25,336)       (74,067)
    Additions to deferred financing costs                                 (681)          (779)
    Proceeds from issuance of common stock                                 816            769
    Proceeds from exercise of stock options                              3,010          1,446
    Dividends paid                                                     (27,954)       (26,669)
                                                                       -------        -------
          Net cash provided by financing activities                      3,998         27,163
                                                                       -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  2,093          2,384

CASH AND CASH EQUIVALENTS, beginning of period                           7,074          5,827
                                                                       -------        -------
CASH AND CASH EQUIVALENTS, end of period                                $9,167         $8,211
                                                                       =======        =======
Cash paid for interest, net of amounts capitalized                     $48,879        $39,117
                                                                       =======        =======


       The  accompanying  notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

         At June 30, 2000, the Company had investments in five partnerships all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                                                               Company's Share
                                                               Total For The                       For The
                                                             Six Months Ended                  Six Months Ended
                                                                 June 30,                          June 30,
                                                        ------------------------          ------------------------
                                                         2000              1999            2000              1999
                                                        -------          -------          ------            ------
Revenues                                                $13,874          $13,638          $6,834            $6,718
                                                        -------          -------          ------            ------
Depreciation and amortization                             1,864            1,587             909               779
Interest expense                                          4,189            4,213           2,062             2,074
Other operating expenses                                  4,476            4,293           2,212             2,124
                                                        -------          -------          ------            ------
Net income                                               $3,345           $3,545          $1,651            $1,741
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


Note 3 - Credit Agreements

         The Company has credit facilities of $230 million of which $59.4 million is available at June 30, 2000. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 7.51% at June 30, 2000. The Company's variable rate debt as of June 30, 2000 was $636.8 million with a weighted average interest rate of 7.25% as compared to 6.40% as of June 30, 1999. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $443 million of variable rate debt on operating properties at a weighted average interest rate of 7.10%. There were no fees charged to the Company related to these swap agreements. Of the Company's remaining variable rate debt of $193.8 million, interest rate caps in place on $50 million and a permanent loan commitment of $74.5 million leaves $69.3 million of debt subject to variable rates. The Company's variable rate debt is limited to construction properties with no debt subject to variable rates on operating properties. The Company's swap agreements in place at June 30, 2000 are as follows:

   Swap Amount          Fixed LIBOR
  (in millions)         Component           Effective Date       Expiration Date
-----------------      -------------        --------------       ---------------
       $50                 5.98%              11/04/1999           11/04/2000
        50                 5.98%              11/04/1999           11/06/2000
       100                 6.41%              01/27/2000           01/27/2001
        75                 6.61%              02/24/2000           02/24/2001
        50                 5.70%              06/15/1998           06/15/2001
        38                 5.73%              06/26/1998           06/26/2001
        80                 5.49%              09/01/1998           09/01/2001

         At June 30, 2000, the Company had an interest rate cap of 6.5% on $50 million of LIBOR-based variable rate debt.


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

                                                         Associated      Community
Three Months Ended June 30, 2000             Malls         Centers        Centers           All Other        Total
---------------------------------------   ---------      ----------      ---------          ---------      --------
Revenues                                    $63,471         $3,665         $17,257            $2,464        $86,857
Property operating expenses (1)             (21,588)          (614)         (3,831)              242        (25,791)
Interest expense                            (18,198)          (802)         (3,267)           (1,237)       (23,504)
Gain on sales of real estate assets            (257)             -           3,821             2,195          5,759
                                          ---------      ----------      ---------          ---------      --------
Segment profit and loss                     $23,428         $2,249         $13,980            $3,664         43,321
                                          =========      ==========      =========          =========
Depreciation and amortization                                                                               (15,159)
General and administrative and other                                                                         (4,188)
Equity in earnings and minority
interest adjustment                                                                                          (6,862)
                                                                                                           --------
Net income                                                                                                  $17,112
                                                                                                           ========
Capital expenditures (2)                    $17,666         $1,081         $17,192          $(2,007)        $33,932

                                                         Associated      Community
Three Months Ended June 30, 1999             Malls         Centers        Centers           All Other        Total
---------------------------------------   ---------      ----------      ---------          ---------      --------
Revenues                                    $54,403         $3,009         $14,594            $2,185        $74,191
Property operating expenses (1)             (19,305)          (484)         (2,558)               125       (22,222)
Interest expense                            (14,970)          (647)         (3,032)           (1,016)       (19,665)
Gain on sales of real estate assets               -              -               -             3,767          3,767
                                          ---------      ----------      ---------          ---------      --------
Segment profit and loss                     $20,128         $1,878          $9,004            $5,061         36,071
                                          =========      ==========      =========          =========
Depreciation and amortization                                                                              (12,890)
General and administrative and other                                                                        (3,677)
Equity in earnings and minority
interest adjustment                                                                                         (4,948)
                                                                                                           --------
Net income                                                                                                  $14,556
                                                                                                           ========
Capital expenditures (2)                     $7,875           $535          $6,568           $34,541        $49,519

                                                         Associated      Community
Six Months Ended June 30, 2000               Malls         Centers        Centers           All Other        Total
---------------------------------------   ---------      ----------      ---------          ---------      --------
Revenues                                   $130,576         $7,132         $33,288            $3,870       $174,866
Property operating expenses (1)            (44,060)        (1,206)         (7,063)               620       (51,709)
Interest expense                           (36,408)        (1,641)         (6,607)           (2,434)       (47,090)
Gain on sales of real estate assets           (283)              -           6,692             2,921          9,330
                                          ---------      ----------      ---------          ---------      --------
Segment profit and loss                     $49,825         $4,285         $26,310            $4,977         85,397
                                          =========      ==========      =========          =========
Depreciation and amortization                                                                              (29,764)
General and administrative and other                                                                        (9,121)
Equity in earnings and minority
interest adjustment                                                                                        (13,433)
                                                                                                           --------
Net income                                                                                                  $33,079
                                                                                                           ========
Total assets (2)                         $1,411,183       $104,226        $444,973          $107,217     $2,067,599
Capital expenditures (2)                    $32,167         $2,444         $20,579           $25,445        $80,635

                                                         Associated      Community
Six Months Ended June 30, 1999               Malls         Centers        Centers           All Other        Total
---------------------------------------   ---------      ----------      ---------          ---------      --------
Revenues                                   $110,015         $5,914         $28,631            $4,179       $148,739
Property operating expenses (1)            (38,587)          (963)         (3,046)           (2,126)       (44,722)
Interest expense                           (29,548)        (1,274)         (5,813)           (2,801)       (39,436)
Gain on sales of real estate assets             381              -             404             7,783          8,568
                                          ---------      ----------      ---------          ---------      --------
Segment profit and loss                     $42,261         $3,677         $20,176            $7,035         73,149
                                          =========      ==========      =========          =========
Depreciation and amortization                                                                              (25,566)
General and administrative and other                                                                        (8,245)
Equity in earnings and minority
interest adjustment                                                                                        (11,036)
                                                                                                           --------
Net income                                                                                                  $28,302
                                                                                                           ========
Total assets (2)                         $1,241,259        $82,462        $427,554          $164,793     $1,916,068
Capital expenditures (2)                    $11,776         $2,209          $9,497           $64,928        $88,410

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

GENERAL BACKGROUND

         CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at June 30, 2000, the operations of a portfolio of properties consisting of twenty-six regional malls, fourteen associated centers, seventy-six community centers, an office building, joint venture investments in four regional malls and one associated center, and income from seven mortgages (the "Properties"). The Operating Partnership also has one mall, one associated center, three community centers, two expansions and one mall in a joint venture currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

         The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of a redevelopment project Springdale Mall in Mobile, Alabama, the recently opened Arbor Place Mall in Atlanta (Douglasville), Georgia, Bonita Lakes Mall in Meridian, Mississippi and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped in a joint venture with a third party.

     During the second quarter the Company sold a total of five community centers with aggregate sales proceeds of $13.0 million, which were placed in escrow in anticipation of a like-kind exchange of properties under section 1031 of the Internal Revenue Code of 1986 as amended. Subsequent to the end of the quarter the Company paid down its credit facilities with $7.2 million of these proceeds.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000


     The State of Tennessee enacted legislation in 1999 that would extend franchise and excise taxes to limited liability entities generally for tax years beginning on or after July 1, 1999. In June 2000 the State of Tennessee amended that legislation to allow a deduction for dividends paid by real estate investment trusts. The final effect of this new legislation on the Company's operations in Tennessee is currently estimated to be approximately $0.9 million.


RESULTS OF OPERATIONS

         Operational highlights for the three months and six months ended June 30, 2000 as compared to June 30, 1999 are as follows:

SALES

         Mall  shop  sales,  for  those  tenants  who  have  reported,   in  the
         twenty-five Stabilized Malls in the Company's portfolio increased by 1.8% on a comparable per square foot basis.

                                            Six Months Ended June 30,
                                       --------------------------------------
                                           2000                      1999
                                       ------------              ------------

      Sales per square foot              $123.09                    $120.90

         Total sales volume in the mall portfolio, including New Malls, increased 4.2% to $728.2 million for the six months ended June 30, 2000 from $698.8 million for the six months ended June 30, 1999.

         Occupancy costs as a percentage of sales for the rolling twelve months ended June 30, 2000 and 1999 for the Stabilized Malls were 11.8% and 11.7%, respectively. Occupancy costs were 11.5%, 11.1% and 11.2% for the years ended December 31, 1999, 1998, and 1997, respectively.
         Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

         Occupancy for the Company's overall portfolio was as follows:

                                                At June 30,
                                   --------------------------------------
                                       2000                      1999
                                   ------------              ------------
     Stabilized malls                     92.5%                     92.0%
     New malls                            84.5                      82.8
     Associated centers                   91.9                      91.7
     Community centers                    98.2                      96.6
                                   ------------              ------------
     Total Portfolio                      94.3%                     93.5%
                                   ============              ============

         Occupancy in the new mall category has been affected by the inclusion of two properties that are being redeveloped Parkway Place in Huntsville, Alabama and Springdale Mall in Mobile, Alabama. Excluding Parkway Place and Springdale, new mall occupancy at the end of the quarter would have been 89.2% and total portfolio occupancy would have been 94.8%.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000


AVERAGE BASE RENT

         Average base rents for the Company's three portfolio categories were as follows:

                                                              At June 30,
                                                        ------------------------
                                                         2000              1999
                                                        ------            ------
          Malls                                         $20.62            $19.95
          Associated centers                              9.81              9.61
          Community centers                               8.77              8.10

LEASE ROLLOVERS

          On spaces previously occupied, the Company achieved the following results from rollover leasing for the six months ended June 30, 2000 compared to the base and percentage rent previously paid:

                                         Per Square           Per Square
                                         Foot Rent             Foot Rent         Percentage
                                      Prior Lease (1)        New Lease (2)        Increase
                                      ---------------        -------------       ---------
Malls                                     $23.84                $25.84              8.4%
Associated centers                         12.00                 14.00             16.7%
Community centers                           9.55                 10.07              5.4%

                  (1)   -    Rental achieved for spaces previously occupied at
                             the end of the lease including percentage rent.
                  (2)   -    Average base rent over the term of the lease.

         For the six months ended June 30, 2000, malls represented 76.3% of total revenues from all properties; revenues from associated centers represented 3.7%; revenues from community centers represented 17.9%; and revenues from mortgages and the office building represented 2.1%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

         Total revenues for the three months ended June 30, 2000 increased by $12.7 million, or 17.1%, to $86.9 million as compared to $74.2 million in 1999. Minimum rents increased by $7.7 million, or 15.8%, to $56.4 million as compared to $48.7 million in 1999, and tenant reimbursements increased by $5.1 million, or 24.1%, to $26.0 million in 2000 as compared to $21.0 million in 1999. Percentage rents decreased by $0.6 million, or 35.3%, to $1.1 million as compared to $1.7 million in 1999.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000

         Management, leasing and development fees increased by $0.4 million, or 44.7%, to $1.4 million as compared to $1.0 million in 1999. This increase is primarily due to increases in fees earned on a joint venture development project and increases in management fees.

         Approximately $6.9 million of the increase in revenues resulted from operations at the five new centers opened or acquired during the past eighteen months. These centers consist of:

                                                                                                  Opening/
Project Name                 Location                           Total GLA  Type of Addition       Acquisition Date
--------------------------   -------------------------------    ---------  ----------------       -----------------
Arbor Place Mall             Atlanta (Douglasville), Georgia    1,035,000  New Development        October 1999

The Landing @ Arbor Place    Atlanta (Douglasville), Georgia      163,000  New Development        July 1999

Sand Lake Corners            Orlando, Florida                     559,000  New Development        July 1999

York Galleria                York, Pennsylvania                   767,000  Acquisition            July 1999

Marketplace at
Flower Mound                 Dallas (Flower Mound), Texas         119,000  Acquisition            March 2000

         Approximately $5.8 million of the increase in revenues resulted from improved operations and occupancies in the existing centers. The majority of these increases were generated at Cortlandt Towne Center in Cortlandt, New York and Rivergate Mall in Nashville, Tennessee.

         Property operating expenses, including real estate taxes and maintenance and repairs increased in the second quarter of 2000 by $3.6 million or 16.1% to $25.8 million as compared to $22.2 million in the second quarter of 1999. This increase is primarily the result of the addition of the five new centers referred to above.

         Depreciation and amortization increased in the second quarter of 2000 by $2.3 million or 17.6% to $15.2 million as compared to $12.9 million in the second quarter of 1999. This increase is primarily due to the addition of the five new centers referred to above.

         Interest expense increased in the second quarter of 2000 by $3.8 million, or 19.5% to $23.5 million as compared to $19.7 million in 1999. This increase is primarily due to the additional interest on the five centers added during the last eighteen months referred to above.

         The gain on sales of real estate assets increased in the second quarter of 2000 by $2.0 million, to $5.8 million as compared to $3.8 million in 1999. The majority of gain on sales of $3.8 million in the second quarter of 2000 resulted from the sales of five completed centers. The balance of the gains on sales were from outparcel sales the majority of which occurred at Sand Lake Corners in Orlando, Florida Gunbarrel Pointe in Chattanooga,
Tennessee.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000



         Equity in earnings of unconsolidated affiliates increased in the second quarter of 2000 by $0.1 million to $0.9 million from $0.8 million in the second quarter of 1999 primarily due to increases in property operations.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

         Total revenues for the six months ended June 30, 2000 increased by $26.1 million, or 17.6%, to $174.9 million as compared to $148.7 million in 1999. Of this increase, minimum rents increased by $15.1 million, or 15.7%, to $111.7 million as compared to $96.6 million in 1999, and tenant reimbursements increased by $9.1 million, or 21.9%, to $50.8 million in 2000 as compared to $41.7 million in 1999.

     Improved occupancies and operations and increased rents in the Company's operating portfolio generated $11.3 million of increased revenues. The majority of these increases were generated at Cortlandt Towne Center in Cortlandt, New York and Burnsville Center in Burnsville, Minnesota. New revenues of $14.8 million resulted from operations at the five new centers opened or acquired during the past eighteen months. These centers are as follows:

                                                                                                  Opening/
Project Name                 Location                           Total GLA  Type of Addition       Acquisition Date
--------------------------   -------------------------------    ---------  ----------------       -----------------
Arbor Place Mall             Atlanta (Douglasville), Georgia    1,035,000  New Development           October 1999

The Landing @ Arbor Place    Atlanta (Douglasville), Georgia      163,000  New Development           July 1999

Sand Lake Corners            Orlando, Florida                     559,000  New Development           July 1999

York Galleria                York, Pennsylvania                   767,000  Acquisition               July 1999

Marketplace at
Flower Mound                 Dallas (Flower Mound), Texas         119,000  Acquisition               March 2000

     Management, leasing and development fees were unchanged at $2.0 million in the first six months of 2000 as compared to $2.0 million in 1999. Fees from the Company's development activities in 2000 replaced the fees earned in the Company's co-development program in 1999.

         Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first six months of 2000 by $7.0 million, or 15.6%, to $51.7 million as compared to $44.7 million in 1999. This increase is primarily the result of the addition of the five new centers referred to above.

         Depreciation and amortization increased in the first six months of 2000 by $4.2 million, or 16.4%, to $29.8 million as compared to $25.6 million in 1999. This increase is primarily the result of the addition of the five new centers referred to above.

         Interest expense increased in the first six months of 2000 by $7.7 million, or 19.4%, to $47.1 million as compared to $39.4 million in 1999. This increase is primarily the result of interest on debt related to the addition of the five new centers referred to above.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000

     The gain on sales of real estate assets increased for the six months ended June 30, 2000 by $0.8 million to $9.3 million as compared to $8.6 million in 1999. The majority of gain on sales of $6.5 million in the first six months of 2000 resulted from the sales of seven completed centers. The balance of the gains on sales were from outparcel sales the majority of which occurred at Sand Lake Corners in Orlando, Florida Gunbarrel Pointe in Chattanooga, Tennessee.Gain on sales in the first six months of 1999 was in connection with outparcel sales at Sand Lake Corners in Orlando, Florida and The Landing at Arbor Place in Douglasville, Georgia and anchor pad sales at Chesterfield Crossing in Richmond, Virginia.

         Equity in earnings of unconsolidated affiliates decreased in the first six months of 2000 by $0.1 million to $1.6 million from $1.7 million in the first six months of 1999 primarily due to the commencement of development activity and the resulting reduction in operations income at Parkway Place in Huntsville, Alabama.


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

         As of August 1, 2000, the Company had $95.8 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of August 1, 2000, the Company had obtained revolving credit lines and term loans totaling $230.0 million of which $55.3 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the
Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     During the second quarter the Company closed on a $9.9 million permanent loan on Westgate Crossing in Spartanburg, South Carolina at an interest rate of 8.42%. The proceeds of this loan were used to pay down credit facilities. In August 2000 the Company extended its credit facility with Wells Fargo Bank to September 2002 and increased the credit facility by $10 million to $130 million.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000


         Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

         The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.5% ownership interest in the Operating Partnership held by the Company's current and former executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately
1.9 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.5%. Ownership interests issued to fund acquisitions of properties and land in 1999 may be exchanged for approximately 2.4 million shares of common stock which represents a 6.6% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 37.0 million shares of common stock with a market value of approximately $923.9 million at June 30, 2000 (based on the closing price of $25.00 per share on June 30, 2000). The Company's total market equity is $983.2 million which includes 2.9 million shares of preferred stock at the closing price of $20.625 per share on June 30, 2000. The Company's current and former executive and senior officers' ownership interests had a market value of approximately $282.0 million at June 30, 2000.

         Mortgage debt consists of debt on certain consolidated properties as well as on three properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At June 30, 2000, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $1.368 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $45.0 million for total debt obligations of $1.413 billion with a weighted average interest rate of 7.34%.

         The Company's total conventional fixed rate debt as of June 30, 2000 was $776.3 million with a weighted average interest rate of 7.41% as compared to 7.41% as of June 30, 1999.

     The Company's variable rate debt as of June 30, 2000 was $636.8 million with a weighted average interest rate of 7.25% as compared to 6.39% as of June 30, 1999. Through the execution of swap agreements, the Company has fixed the interest rates on $443 million of debt on operating properties at a weighted average interest rate of 7.1%. Of the Company's remaining variable rate debt of $193.8 million, an interest rate cap in place of $50.0 million and a permanent loan commitment of $74.5 million leaves only $69.3 million of debt subject to variable rates. Interest on this $69.3 million of variable rate debt is capitalized to projects currently under construction leaving no variable rate debt exposure on operating properties as of June 30, 2000. There were no fees charged to the Company related to its swap agreements. The Company's swap and cap agreements in place at June 30, 2000 are as follows:

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000

      Swap /Cap Amount       Fixed LIBOR
        (in millions)         Component             Effective Date        Expiration Date
      ----------------    ---------------------     --------------        ---------------
             $50                5.98%                 11/04/1999            11/04/2000
              50                5.98%                 11/04/1999            11/06/2000
             100                6.41%                 01/27/2000            01/27/2001
              75                6.61%                 02/24/2000            02/24/2001
              50                5.70%                 06/15/1998            06/15/2001
              38                5.73%                 06/26/1998            06/26/2001
              80                5.49%                 09/01/1998            09/01/2001
        cap   50                6.50%                 09/27/1999            09/01/2001


     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 59.0% at June 30, 2000.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     In February 2000 the Company opened an expansion of Sutton Plaza in Mt. Olive, New Jersey occupied by A & P and in March 2000 an 8,000-square-foot expansion at Bonita Lakes Crossing in Meridian, Mississippi occupied by Cellular South and in June 2000 an addition of 38,000-square-feet at Sand Lake Corners in Orlando, Florida, occupied by Staples and small shops.

     Development projects under construction and scheduled to open during 2000 are: Coastal Way Shopping Center in Spring Hill, Florida a 221,000-square-foot community center with phase I of 171,000-square-feet scheduled to open August 2000 and which is anchored by Sears and Belk; Chesterfield Crossing in Richmond, Virginia, a 434,000-square-foot power center opening in phases, Home Depot and Wal*Mart are already open and the shops will open beginning in October 2000; Gunbarrel Pointe in Chattanooga, Tennessee a 282,000-square-foot associated center anchored by Target, Goodys and Kohl's and scheduled to open in phases beginning in October 2000; an expansion to Asheville Mall in Asheville, North Carolina of 160,000-square feet of which 85,000-square-feet are retail shops and a food court and is expected to open November 2000; an expansion to Meridian Mall in Lansing, Michigan of 178,000-square-feet opening in phases in the Fall of 2000 and 2001. The Company also has under construction for a 2001 opening:
The Lakes Mall in Muskegon, Michigan a 553,000-square foot mall anchored by Sears, Yonkers and JCPenney and scheduled to open in August 2001 ; Creekwood Crossing in Bradenton, Florida a 404,000-square-foot community center anchored by Lowe's, Bealls and K-Mart and scheduled to open in April 2001. In June 2000 construction began on the joint venture redevelopment of Parkway Place in Huntsville, Alabama containing 639,000-square feet. The anchors are Dillard's and Parisian with the full redevelopment scheduled to reopen in the fall of 2002. The Company also has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall.

     In February 2000, the Company sold University Crossing in Pueblo, Colorado a 101,000-square-foot community center and in March 2000, the Company sold Fiddler's Run in Morganton, North Carolina, a 203,000-square-foot community center. The aggregate proceeds of $19.1 million were used to pay-down debt and to fund the purchase of a co-development property. In April and May 2000 the Company sold the following centers: Lakeshore Station in Gainesville, Georgia; Home Quarters Warehouse in South Portland, Maine; Sparta Crossing in Sparta, Tennessee; Genesis Square in Crossville, Tennessee and Karnes Korner in Knoxville, Tennessee. The aggregate sales proceeds of $13.1 million, which were placed in escrow in anticipation of a like-kind exchange of properties under section 1031 of the Code. Subsequent to the end of the quarter the Company paid down their credit facilities with $7.2 million of these proceeds.

         The Company has entered into a standby purchase agreement with a third-party developer (the "Developer") for the construction, development and potential ownership of one community center in Texas (the "Co-Development Project"). The Developer has utilized this standby purchase agreement to assist in obtaining financing to fund the construction of the Co-Development Project. The standby purchase agreement, which expires in 2000, provides for certain requirements or contingencies to occur before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. These requirements or contingencies include certain completion requirements, rental levels, the inability of the Developer to obtain adequate permanent financing and the inability to sell the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. The outstanding amount on the standby purchase agreement is $48.1 million at June 30, 2000. In March 2000, the Company acquired The Marketplace at Flower Mound in Dallas (Flower Mound), Texas which had been under a co-development agreement. The $11.1 million purchase was funded from the sales proceeds mentioned earlier and the Company's credit line.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000

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

     For the first six months of 2000, revenue generating capital expenditures or tenant allowances for improvements were $4.4 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $2.0 million for the first six months of 2000. There are no revenue enhancing capital expenditures, or remodeling and renovation costs, for the first six months of 2000.

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

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000

CASH FLOWS

         Cash flows provided by operating activities for the first six months of 2000, increased by $6.8 million, or 13.0%, to $59.6 million from $52.8 million in 1999. This increase was primarily due to the five centers opened or acquired over the last eighteen months and improved operations in the existing centers. Cash flows used in investing activities for the first six months of 2000 decreased by $16.0 million, to $61.5 million compared to $77.5 million in 1999. This decrease was due primarily to the same level of acquisition and construction and an increase in proceeds of $31.9 million from sales of completed properties as compared to no sales of completed centers in 1999. Cash flows provided by financing activities for the first six months of 2000 decreased by $23.2 million, to $4.0 million compared to $27.2 million in 1999 primarily due to decreased borrowings related to the development and acquisition program.


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


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the
Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 1999 the Company included straight line rent in its FFO calculation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added $1.9 million in the second quarter of 2000 as compared to $3.8 million in 1999 and in the six months ended June 30, 2000 would have added $2.8 million compared to $8.6 million in 1999.

     Effective January 1, 2000, NAREIT has clarified FFO to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" as defined under generally accepted accounting principles ("GAAP"). The Company implemented this clarification in the first quarter of 2000 and will no longer add back to FFO the write-off of development costs charged to net income. In the second quarter of 2000 this amount was $4,000 and $31,000 for the six months of 2000. Results for the quarter ended June 30 , 1999 were restated to reflect a reduction in FFO of $146,000 and $888,000 for the six months ended June 30, 1999.

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

         For the three months ended June 30, 2000, FFO increased by $4.8 million, or 17.6%, to $32.3 million as compared to $27.5 million for the same period in 1999. For the six months ended June 30, 2000, FFO increased by $10.4 million, or 19.2%, to $64.4 million as compared to $54.0 million for the same period in 1999. The increases in FFO for both periods was primarily attributable to improved operations in the existing, the new developments opened during 1999, the acquisitions during 1999 and 2000.

                        CBL & Associates Properties, Inc.
           Management's Discussion And Analysis Of Financial Condition
                            And Results Of Operations
                                 June 30, 2000


         The Company's calculation of FFO is as follows: (in thousands)

                                                            Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                          ------------------------         ------------------------
                                                           2000             1999            2000             1999
                                                          -------          -------         -------          -------
Income from operations                                    $18,215          $15,737         $37,182          $30,770

ADD:
Depreciation & amortization from  consolidated
properties                                                 15,159           12,890          29,764           25,566

Income from operations of unconsolidated
 affiliates                                                   896              806           1,651            1,741

Depreciation & amortization from
 unconsolidated affiliates                                    591              430             905              820

SUBTRACT:

Preferred dividend                                        (1,617)          (1,617)         (3,234)          (3,234)

Minority investors' share of income from
 operations in nine properties                              (346)            (297)           (726)            (662)

Minority investors share of depreciation
 and amortization in nine properties                        (246)            (226)           (490)            (458)

Depreciation and amortization of
   non-real estate assets and finance  costs                (360)            (265)           (636)            (517)
                                                          -------          -------         -------          -------
TOTAL FUNDS FROM OPERATIONS                               $32,292          $27,458         $64,416          $54,026
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

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  27    Financial Data Schedule

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's July 29, 2000 conference call with analysts and investors regarding earnings (Item 5) was filed on July 29, 2000.

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

Date: August 14, 2000

                             EXHIBIT INDEX



       Exhibit                                                     No.

         27                Financial Data Schedule