Form 10-Q
period 2000-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2000-11-13
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended       September 30, 2000
                                      ------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended                     to
                                      --------------------
       Commission File Number        1-12494
                              --------------------------------------------

                        CBL & Associates Properties, Inc.
       -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                                 62-1545718
       -------------------------------                --------------------
       (State or other jurisdiction of                  (IRS Employer
       incorporation or organization)                  Identification No.)

       One Park Place, 6148 Lee Highway, Chattanooga, TN          37421
       -------------------------------------------------       -----------
       (Address of principal executive offices)                 (Zip Code)

       (Registrant's telephone number, including area code) (423) 855-0001
                                                            --------------

       -------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of each of the registrants classes of common stock, as of November 2, 2000 : Common Stock, par value $.01 per share, 25,032,752 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX


PART I       FINANCIAL INFORMATION                                 PAGE NUMBER
             ITEM 1:  FINANCIAL INFORMATION                             3

             CONSOLIDATED BALANCE SHEETS - AS OF                        4
             SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

             CONSOLIDATED STATEMENTS OF OPERATIONS -                    5
             FOR THE THREE MONTHS ENDED SEPTEMBER 30,
             2000 AND 1999 AND FOR THE NINE MONTHS
             ENDED SEPTEMBER 30, 2000 AND 1999

             CONSOLIDATED STATEMENTS OF CASH FLOWS                      6
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
             2000 AND 1999

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

             ITEM 2:  MANAGEMENT'S DISCUSSION AND                      10
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

PART II      OTHER INFORMATION

             ITEM 1:  LEGAL PROCEEDINGS                                23

             ITEM 2:  CHANGES IN SECURITIES                            23

             ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                  23

             ITEM 4:  SUBMISSION OF MATTERS TO HAVE A                  23
                      VOTE OF SECURITY HOLDERS

             ITEM 5:  OTHER INFORMATION                                23

             ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                 23

SIGNATURE                                                              25

                       CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 1999 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 1999.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (UNAUDITED)
                                                              September 30,        December 31,
                                                                   2000                1999
                                                              ----------------     ---------------
ASSETS
Real estate assets:
  Land                                                                $284,764            $284,881
  Buildings and improvements                                         1,857,567           1,834,020
                                                              ----------------     ---------------
                                                                     2,142,331           2,118,901
    Less: Accumulated depreciation                                   (259,467)           (223,548)
                                                              ----------------     ---------------
                                                                     1,882,864           1,895,353
  Developments in progress                                             129,982              65,201
                                                              ----------------     ---------------
    Net investment in real estate assets                             2,012,846           1,960,554
Cash and cash equivalents                                                5,544               7,074
Cash in escrow                                                           9,751                   -
Receivables:
  Tenant                                                                27,904              21,557
  Other                                                                  3,296               1,536
Mortgage notes receivable                                                8,694               9,385
Other assets                                                            18,537              18,732
                                                              ----------------     ---------------
                                                                    $2,086,572          $2,018,838
                                                              ================     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable                                    $1,399,326          $1,360,753
Accounts payable and accrued liabilities                                59,245              64,236
                                                              ----------------     ---------------
  Total liabilities                                                  1,458,571           1,424,989
                                                              ----------------     ---------------
Distributions and losses in excess of investment
 in unconsolidated affiliates                                            3,586               3,212
                                                              ----------------     ---------------
Minority interest                                                      180,326             170,750
                                                              ----------------     ---------------
Commitments and contingencies (Note 2)

Shareholders' Equity:
  Preferred stock, $.01 par value, 5,000,000
     shares authorized, 2,875,000 outstanding
     in 2000 and 1999                                                       29                  29

  Common stock, $.01 par value, 95,000,000
     shares authorized, 25,012,707 and 24,590,936
     shares issued and outstanding in 2000
     and 1999, respectively                                                250                 248

  Additional paid - in capital                                         461,205             455,875

  Accumulated earnings (deficit)                                      (17,395)            (36,265)
                                                              ----------------     ---------------
    Total shareholders' equity                                         444,089             419,887
                                                              ----------------     ---------------
                                                                    $2,086,572          $2,018,838
                                                              ================     ===============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                       -------------------------    -------------------------
                                                          2000           1999           2000          1999
                                                       -----------   -----------    ----------    -----------
REVENUES:
Rentals:
   Minimum                                             $    56,130   $    50,688    $  167,806    $   147,240
   Percentage                                                1,527         1,595         7,458          6,497
   Other                                                       739           590         2,668          1,998
Tenant reimbursements                                       27,999        23,436        78,757         65,091
Management, development  and leasing fees                    1,107         4,493         3,135          6,502
Interest and other                                           1,119           920         3,663          3,133
                                                       -----------   -----------    ----------    -----------
  Total revenues                                            88,621        81,722       263,487        230,461
                                                       -----------   -----------    ----------    -----------
EXPENSES:
Property operating                                          14,769        13,110        41,698         36,275
Depreciation and amortization                               15,238        13,309        45,002         38,875
Real estate taxes                                            7,628         6,981        22,501         20,268
Maintenance and repairs                                      4,795         4,648        14,703         12,918
General and administrative                                   4,031         3,958        13,120         11,315
Interest                                                    23,472        20,705        70,562         60,141
Other                                                           31            82            62            970
                                                       -----------   -----------    ----------    -----------
  Total expenses                                            69,964        62,793       207,648        180,762
                                                       -----------   -----------    ----------    -----------
Income from operations                                      18,657        18,929        55,839         49,699
Gain on sales of real estate assets                          3,945           937        13,275          9,505
Equity in earnings of unconsolidated affiliates                934           678         2,585          2,419
Minority interest in earnings:
  Operating partnership                                     (6,988)       (6,068)      (21,346)       (18,183)
  Shopping center properties                                  (296)         (279)       (1,022)          (941)
                                                       -----------   -----------    ----------    -----------
Income before extraordinary item                            16,252        14,197        49,331         42,499
Extraordinary loss on extinguishment of debt                   (84)           --          (221)            --
                                                       -----------   -----------    ----------    -----------
Net income                                                  16,168        14,197        49,110         42,499
Preferred dividends                                         (1,617)       (1,617)       (4,851)        (4,851)
                                                       -----------   -----------    ----------    -----------
Net income available to common shareholders            $    14,551   $    12,580    $   44,259    $    37,648
                                                       ===========   ===========    ==========    ===========
Basic per share data:
    Income before extraordinary item                   $      0.59   $      0.51    $     1.79    $      1.53
                                                       ===========   ===========    ==========    ===========
   Net income                                          $      0.58   $      0.51    $     1.78    $      1.53
                                                       ===========   ===========    ==========    ===========
Weighted average common shares outstanding                  24,954        24,677        24,845         24,628
                                                       ===========   ===========    ==========    ===========
Diluted per share data:
    Income before extraordinary item                   $      0.58   $      0.50    $     1.78    $      1.51
                                                       ===========   ===========    ==========    ===========
    Net income                                         $      0.58   $      0.50    $     1.77    $      1.51
                                                       ===========   ===========    ==========    ===========
Weighted average common shares and potential
dilutive common shares outstanding                          25,183        24,935        24,983         24,869
                                                       ===========   ===========    ==========    ===========

The accompanying notes are an integral part of these statements.

                           CBL & Associates Properties, Inc.
                         Consolidated Statements of Cash Flows
                                    (In thousands)
                                    (UNAUDITED)
                                                                                          Nine Months
                                                                                       Ended September 30,
                                                                                    ------------------------
                                                                                       2000           1999
                                                                                    ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  49,110       $ 42,499
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Minority interest in earnings                                                        22,368         19,124
  Depreciation                                                                         35,196         32,071
  Amortization                                                                         10,751          7,697
  Gain on sales of real estate assets                                                 (13,275)        (9,505)
  Equity in earnings of unconsolidated affiliates                                      (2,585)        (2,419)
  Issuance of stock under incentive plan                                                  826             80
  Amortization of deferred compensation                                                    --            360
  Write-off of development projects                                                        62            970
  Distributions from unconsolidated affiliates                                          9,200          9,621
  Distributions to minority investors                                                 (18,782)       (17,563)
Changes in assets and liabilities -
  Tenant and other receivables                                                         (8,107)        (3,470)
  Other assets                                                                         (1,756)        (5,394)
  Accounts payable and accrued liabilities                                              4,255          3,998
                                                                                    ---------       --------
          Net cash provided by operating activities                                    87,263         78,069
                                                                                    ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Construction of real estate assets and land acquisition                           (97,297)      (110,292)
    Acquisition of real estate assets                                                 (11,100)       (68,545)
    Capitalized interest                                                               (4,575)        (4,879)
    Other capital expenditures                                                        (19,198)       (25,023)
    Deposits in escrow                                                                 (9,751)             --
    Proceeds from sales of real estate assets                                          59,618         36,412
    Additions to mortgage notes receivable                                             (1,497)        (1,425)
    Payments received on mortgage notes receivable                                      2,189          1,039
    Advances and investments in unconsolidated affiliates                              (6,277)        (3,237)
                                                                                    ---------       --------
          Net cash used in investing activities                                       (87,888)      (175,950)
                                                                                    ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable                                    137,539        219,656
    Principal payments on mortgage and other notes payable                            (98,965)       (82,300)
    Additions to deferred financing costs                                              (1,676)          (779)
    Proceeds from issuance of common stock                                              1,250            878
    Proceeds from exercise of stock options                                             3,256          1,469
    Dividends paid                                                                    (42,309)       (40,328)
                                                                                    ---------       --------
          Net cash used in or provided by financing activities                           (905)        98,596
                                                                                    ---------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (1,530)           715

CASH AND CASH EQUIVALENTS, beginning of period                                          7,074          5,827
                                                                                    ---------       --------
CASH AND CASH EQUIVALENTS, end of period                                            $   5,544       $  6,542
                                                                                    =========       ========
Cash paid for interest, net of amounts capitalized                                  $  70,831       $ 60,351
                                                                                    =========       ========

The accompanying notes are an integral part of these statements.

                     CBL & Associates Properties, Inc.
                 Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At September 30, 2000, the Company had investments in five partnerships all of which are reflected using the equity method of accounting. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (in thousands):

                                                                                              Company's Share
                                                             Total For The                        For The
                                                           Nine Months Ended                 Nine Months Ended
                                                             September 30,                     September 30,
                                                       -------------------------        --------------------------
                                                          2000             1999           2000              1999
                                                       --------         --------        --------          --------
Revenues                                               $ 20,162         $ 19,885        $  9,926          $  9,812
                                                       --------         --------        --------          --------
Depreciation and amortization                             2,496            2,548           1,223             1,251
Interest expense                                          6,141            6,271           3,027             3,087
Other operating expenses                                  5,926            6,168           3,091             3,055
                                                       --------         --------        --------          --------
Net income                                             $  5,599         $  4,898        $  2,585          $  2,419
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


Note 3 - Credit Agreements

     The Company has credit facilities of $240 million of which $89.7 million is available at September 30, 2000. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 7.38% at September 30, 2000. The Company's variable rate debt as of September 30, 2000 was $578.7 million with a weighted average interest rate of 7.30% as compared to 6.56% as of September 30, 1999. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $443 million of variable rate debt on operating properties at a weighted average interest rate of 7.17%. There were no fees charged to the Company related to these swap agreements. In addition, the Company has interest rate caps in place on $50 million of variable rate debt leaving $85.7 million of debt subject to variable rates. The Company's remaining variable rate debt of $85.7 million is limited to construction properties leaving no debt subject to variable rates on operating properties. The Company's swap agreements in place at September 30, 2000 are as follows:

     Swap Amount        Fixed LIBOR
    (in millions)        Component       Effective Date       Expiration Date
    -------------       -----------      --------------       ---------------
         $50              5.975%           11/04/1999           11/04/2000
          50              5.980%           11/04/1999           11/06/2000
         100              6.405%           01/27/2000           01/27/2001
          75              6.610%           02/24/2000           02/24/2001
          50              5.700%           06/15/1998           06/15/2001
          38              5.730%           06/26/1998           06/30/2001
          80              5.490%           09/01/1998           09/01/2001

     At September 30, 2000, the Company had an interest rate cap of $50 million at 7.5% on LIBOR-based variable rate debt.


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

                                                         Associated      Community
Three Months Ended September 30, 2000      Malls         Centers         Centers       All Other         Total
--------------------------------------    -----------    ------------    -----------   -------------    -----------
Revenues                                     $ 66,725         $ 3,730       $ 15,905         $ 2,261       $ 88,621
Property operating expenses (1)               (23,144)           (627)        (3,694)            273        (27,192)
Interest expense                              (18,762)         (1,042)        (3,178)           (490)       (23,472)
Gain on sales of real estate assets              (115)              -          3,109             951          3,945
                                          -----------    ------------    -----------   -------------    -----------
Segment profit and loss                      $ 24,704         $ 2,061       $ 12,142         $ 2,995         41,902
                                          ===========    ============    ===========   =============
Depreciation and amortization                                                                               (15,238)
General and administrative and other                                                                         (4,062)
Equity in earnings and minority
  interest adjustment                                                                                        (6,350)
                                                                                                        -----------
Income before extraordinary item                                                                            $16,252
                                                                                                        ===========
Capital expenditures (2)                      $29,925          $1,623         $1,869         $15,253        $48,670

                                                         Associated      Community
Three Months Ended September 30, 1999      Malls         Centers         Centers       All Other         Total
--------------------------------------    -----------    ------------    -----------   -------------    -----------
Revenues                                      $58,290          $3,007        $15,224          $5,201        $81,722
Property operating expenses (1)               (21,769)           (507)        (2,681)             218       (24,739)
Interest expense                              (15,768)           (663)        (3,032)         (1,242)       (20,705)
Gain on sales of real estate assets              (426)              -            797             566            937
                                          -----------    ------------    -----------   -------------    -----------
Segment profit and loss                       $20,327          $1,837        $10,308          $4,743         37,215
                                          ===========    ============    ===========   =============
Depreciation and amortization                                                                               (13,309)
General and administrative and other                                                                         (4,040)
Equity in earnings and minority
  interest adjustment                                                                                        (5,669)
                                                                                                        -----------
Income before extraordinary item                                                                            $14,197
                                                                                                        ===========
Capital expenditures (2)                      $70,178          $2,118         $5,238         $16,762        $94,296

                                                         Associated      Community
Nine Months Ended September 30, 2000       Malls         Centers         Centers       All Other         Total
--------------------------------------    -----------    ------------    -----------   -------------    -----------
Revenues                                     $197,298         $10,862        $49,193          $6,134       $263,487
Property operating expenses (1)               (67,204)         (1,854)       (10,754)            910        (78,902)
Interest expense                              (55,171)         (2,683)        (9,786)         (2,922)       (70,562)
Gain on sales of real estate assets              (399)              -          9,801           3,873         13,275
                                          -----------    ------------    -----------   -------------    -----------
Segment profit and loss                       $74,524          $6,325        $38,454          $7,995        127,298
                                          ===========    ============    ===========   =============
Depreciation and amortization                                                                               (45,002)
General and administrative and other                                                                        (13,182)
Equity in earnings and minority
  interest adjustment                                                                                       (19,783)
                                                                                                        -----------
Income before extraordinary item                                                                            $49,331
                                                                                                        ===========
Total assets (2)                           $1,435,819        $105,338       $432,942        $112,473     $2,086,572
Capital expenditures (2)                      $62,091          $4,067        $23,420         $42,175       $131,753

                                                         Associated      Community
Nine Months Ended September 30, 1999       Malls         Centers         Centers       All Other         Total
--------------------------------------    -----------    ------------    -----------   -------------    -----------
Revenues                                     $168,306          $8,948        $43,982          $9,225       $230,461
Property operating expenses (1)               (60,355)         (1,468)        (8,283)            645        (69,461)
Interest expense                              (45,316)         (1,937)        (9,168)         (3,720)       (60,141)
Gain on sales of real estate assets              (426)              -            797           9,134          9,505
                                          -----------    ------------    -----------   -------------    -----------
Segment profit and loss                       $62,209          $5,543        $27,328         $15,284        110,364
                                          ===========    ============    ===========   =============
Depreciation and amortization                                                                               (38,875)
General and administrative and other                                                                        (12,285)
Equity in earnings and minority
  interest adjustment                                                                                       (16,705)
                                                                                                        -----------
Income before extraordinary item                                                                            $42,499
                                                                                                        ===========
Total assets (2)                           $1,307,844        $100,585       $450,987        $147,184     $2,006,600
Capital expenditures (2)                      $81,642          $4,289        $21,654         $68,981       $176,566

(1) Property operating expenses include property operating expenses, real estate taxes, and maintenance and repairs.

(2)  Developments in progress are included in the "All Other" category.

                                   -9-

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

GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at September 30, 2000 the operations of a portfolio of properties consisting of twenty-six regional malls, fourteen associated centers, seventy-two community centers, an office building, joint venture investments in four regional malls and one associated center, and income from seven mortgages (the "Properties"). The Operating Partnership also has two malls, two community centers and two mall expansions currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of a redevelopment project, Springdale Mall in Mobile, Alabama, Arbor Place Mall in Atlanta (Douglasville), Georgia which opened in October 1999, Bonita Lakes Mall in Meridian, Mississippi which opened in October 1997, and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and which is being redeveloped in a joint venture with a third party.

     The Company has entered into a definitive Master Contribution Agreement with affiliates of The Richard E. Jacobs Group, Inc. pursuant to which the Company will acquire interests in a portfolio of 21 regional malls and two associated centers. The Company has filed a preliminary proxy statement in anticipation of a vote by the Company's shareholders on the acquisition.


RESULTS OF OPERATIONS

     During the quarter, the Company sold five community centers. Proceeds from the sales of $11.0 million were used to pay down the Company's credit lines, $1.2 million were used to pay permenant loans and $3.3 million of sales proceeds were placed in escrow in anticipation of a like-kind exchange of properties under section 1031 of the Internal Revenue Code of 1986 as amended.

     Operational highlights for the three months and nine months ended September 30, 2000 as compared to September 30, 1999 are as follows:


SALES

     Mall shop sales, for those tenants who have reported, in the twenty-six Stabilized Malls in the Company's portfolio increased by 1.2% on a comparable per square foot basis.

                                              Nine Months Ended September 30,
                                           -------------------------------------
                                               2000                      1999
                                           ------------              -----------
         Sales per square foot                  $185.44                  $183.26

     Total sales volume in the mall portfolio, including New Malls, increased 4.0% to $1.096 billion for the nine months ended September 30, 2000 from $1.054 billion for the nine months ended September 30, 1999.

     Occupancy costs as a percentage of sales for the nine months ended September 30, 2000 and 1999 for the Stabilized Malls were 13.8% and 13.1%, respectively. Occupancy costs were 11.5%, 11.1% and 11.2% for the years ended December 31, 1999, 1998, and 1997, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.


OCCUPANCY

     Occupancy for the Company's overall portfolio was as follows:

                                                    At September 30,
                                          --------------------------------------
                                              2000                      1999
                                          ------------              ------------
                  Stabilized malls            92.7%                     92.7%
                  New malls                   89.7                      93.7
                  Associated centers          91.4                      91.1
                  Community centers           97.8                      96.5
                                          ------------              ------------
                  Total Portfolio             94.5%                     94.2%
                                          ============              ============

     Parkway Place Mall in Huntsville, Alabama is not included in either period, due to the imminent demolition of the existing mall for re-development.

AVERAGE BASE RENT

     Average base rents for the Company's three portfolio categories were as follows:

                                                     At September 30,
                                                 ------------------------
                                                  2000              1999
                                                 ------            ------
                 Malls                           $20.97            $19.96
                 Associated centers                9.67              9.39
                 Community centers                 8.76              8.31

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the nine months ended September 30, 2000 compared to the base and percentage rent previously paid:

                             Per Square           Per Square
                              Foot Rent            Foot Rent         Percentage
                           Prior Lease (1)        New Lease (2)      Increase
                           ---------------        -------------      ----------
Malls                          $23.53               $25.32             7.6%
Associated centers               9.99                11.45            14.6%
Community centers               10.03                11.31            12.7%

(1)  -   Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
(2)  -   Average base rent over the term of the lease.

     For the nine months ended September 30, 2000, malls represented 76.8% of total revenues from all properties; revenues from associated centers represented 4.0%; revenues from community centers represented 17.6%; and revenues from mortgages, development fees and the office building represented 1.6%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' performance.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues for the three months ended September 30, 2000 increased by $6.9 million, or 8.4%, to $88.6 million as compared to $81.7 million in 1999.

Minimum rents increased by $5.4 million, or 10.7%, to $56.1 million as compared to $50.7 million in 1999, and tenant reimbursements increased by $4.6 million, or 19.5%, to $28.0 million in 2000 as compared to $23.4 million in 1999. Percentage rents decreased by $0.1 million, or 4.2%, to $1.5 million as compared to $1.6 million in 1999.

     Management, leasing and development fees decreased by $3.4 million, to $1.1 million as compared to $4.5 million in 1999. This decrease was primarily due to a one-time fee of $3.1 million from a co-development property received in 1999.

     Approximately $4.5 million of the increase in revenues resulted from operations at the six new centers opened or acquired during the past fifteen months. These centers consist of:

                                                                                                     Opening/
Project Name                 Location                      Total GLA  Type of Addition          Acquisition  Date
----------------------       -------------------------    ----------  ----------------          -----------------
Arbor Place Mall             Atlanta (Douglasville),       1,035,000  New Development           October 1999
                             Georgia

York Galleria                York, Pennsylvania              767,000  Acquisition               July 1999

The Landing @ Arbor Place    Atlanta (Douglasville),         163,000  New Development           August 1999
                             Georgia

Sand Lake Corners            Orlando, Florida                559,000  New Development           July 1999

Marketplace at Flower Mound  Dallas (Flower Mound),          119,000  Acquisition               March  2000
                             Texas

Coastal Way                  Spring Hill, Florida            233,000  New Development           August 2000

     Approximately $5.5 million of the increase in revenues resulted from improved operations, increases in occupancies and increases in recoveries, in the existing centers offset by a one-time fee of $3.1 million earned from the Company's co-development program in 1999.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the third quarter of 2000 by $2.5 million or 9.9% to $27.2 million as compared to $24.7 million in the third quarter of 1999. This increase was primarily the result of the addition of the six new centers referred to above.

     Depreciation and amortization increased in the third quarter of 2000 by $1.9 million or 14.5% to $15.2 million as compared to $13.3 million in the second quarter of 1999. This increase is primarily due to the addition of the six new centers referred to above.

     Interest expense increased in the third quarter of 2000 by $2.8 million, or 13.4% to $23.5 million as compared to $20.7 million in 1999. This increase was primarily due to the additional interest on the six centers added during the last fifteen months referred to above and increases in interest rates in 2000 as compared to the interest rates in effect during the third quarter of 1999.

     The gain on sales of real estate assets increased in the third quarter of 2000 by $3.0 million, to $3.9 million as compared to $0.9 million in 1999. The majority of gain on sales in the third quarter of 2000 was from outparcel sales at Coastal Way in Spring Hill, Florida and outparcel land at a previously sold center in Jacksonville, Florida and the sales of five completed centers.

     Equity in earnings of unconsolidated affiliates increased in the third quarter of 2000 by $0.2 million to $0.9 million from $0.7 million in the third quarter of 1999 primarily due to improved operations at equity centers.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues for the nine months ended September 30, 2000 increased by $33.0 million, or 14.3%, to $263.5 million as compared to $230.5 million in 1999. Of this increase, minimum rents increased by $20.6 million, or 14.0%, to $167.8 million as compared to $147.2 million in 1999, and tenant reimbursements increased by $13.7 million, or 21.0%, to $78.8 million in 2000 as compared to $65.1 million in 1999. Percentage rents increased by $1.0 million, or 14.8% to $7.5 million as compared to $6.5 million in 1999.

     Approximately $19.1 million of the increase in revenues resulted from operations at the six new centers opened or acquired during the past fifteen months. These centers consist of:

                                                                                                     Opening/
Project Name                 Location                      Total GLA  Type of Addition          Acquisition  Date
-----------------------      -------------------------     ---------  ----------------          -----------------
Arbor Place Mall             Atlanta (Douglasville),       1,035,000  New Development           October 1999
                             Georgia

York Galleria                York, Pennsylvania              767,000  Acquisition               July 1999


The Landing @ Arbor Place    Atlanta (Douglasville),         163,000  New Development           August 1999
                             Georgia

Sand Lake Corners            Orlando, Florida                559,000  New Development           July 1999

Marketplace at Flower Mound  Dallas (Flower Mound),          119,000  Acquisition               March 2000
                             Texas

Coastal Way                  Spring Hill, Florida            233,000  New Development           August 2000

     Improved occupancies and operations , increased recoveries and increased rents in the Company's operating portfolio generated $17.0 million of increased revenues offset by the one-time fee of $3.1 million earned from the Company's co-development program in September 1999.

     Management, leasing and development fees decreased by $3.4 million to $3.1 million in the first nine months of 2000 as compared to $6.5 million in 1999. This decrease was primarily due to a fee of $3.1 million from a co-development property received in 1999 and decreases in fees from other co-development
properties offset  by  increases  in  fees  from  an  equity   property  under
development.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first nine months of 2000 by $9.4 million, or 13.6%, to $78.9 million as compared to $69.5 million in 1999. This increase was primarily the result of the addition of the six new centers referred to above.

     Depreciation and amortization increased in the first nine months of 2000 by $6.1 million, or 15.8%, to $45.0 million as compared to $38.9 million in 1999. This increase was primarily the result of the addition of the six new centers referred to above.

     Interest expense increased in the first nine months of 2000 by $10.4 million, or 17.3%, to $70.6 million as compared to $60.1 million in 1999. This increase was primarily the result of interest on debt related to the addition of the six new centers referred to above and increases in interest rates in the first nine months of 2000 as compared to the interest rates in effect for the same period in 1999.

     The gain on sales of real estate assets increased for the nine months ended September 30, 2000 by $3.8 million to $13.3 million as compared to $9.5 million in 1999. The majority of gain on sales of $9.2 million in the first nine months of 2000 resulted from the sales of eleven completed centers. The balance of the gains on sales were from outparcel sales the majority of which occurred at Sand Lake Corners in Orlando, Florida, Coastal Way in Spring Hill, Florida and Gunbarrel Pointe in Chattanooga, Tennessee. Gain on sales in the first nine months of 1999 was in connection with outparcel sales at the Company's Sand Lake Corners in Orlando, Florida and The Landing at Arbor Place in Douglasville, Georgia and anchor pad sales at Chesterfield Crossing in Richmond, Virginia.

     Equity in earnings of unconsolidated affiliates increased in the first nine months of 2000 by $0.2 million to $2.6 million from $2.4 million in the first nine months of 1999 primarily due to improved operations at existing equity centers.


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

     As of November 1, 2000, the Company had $119.4 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of November 1, 2000, the Company had obtained revolving credit lines totaling $240.0 million of which $70.7 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 25.5% ownership interest in the Operating Partnership held by the Company's current and former executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately
1.9 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 30.6%. Ownership interests issued to fund acquisitions may be exchanged for approximately 2.4 million shares of common stock which represents a 6.6% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 37.0 million shares of common stock with a market value of approximately $927.1 million at September 30, 2000 (based on the closing price of $25.06 per share on September 30, 2000). The Company's total market equity is $991.8 million which includes 2.9 million shares of preferred stock at the closing price of $22.50 per share on September 30, 2000. Company executive and senior officers' ownership interests had a market value of approximately $283.5 million at September 30, 2000.

     Mortgage debt consists of debt on certain consolidated properties as well as on four properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At September 30, 2000, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in nine properties was $1.378 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method of accounting) was $47.9 million for total debt obligations of $1.426 billion with a weighted average interest rate of 7.39%.

     The Company's total conventional fixed rate debt as of September 30, 2000 was $847.2 million with a weighted average interest rate of 7.46% as compared to 7.41% as of September 30, 1999.

     The Company's variable rate debt as of September 30, 2000 was $578.7 million with a weighted average interest rate of 7.30% as compared to 6.56% as of September 30, 1999. Through the execution of swap agreements, the Company has fixed the interest rates on $443 million of debt on operating properties at a weighted average interest rate of 7.17%. In addition, the Company had an interest rate cap in place on $50.0 million of variable rate debt leaving $85.7 million of debt subject to variable rates. Interest expense associated with the Company's remaining variable rate debt of $85.7 million is capitalized to projects currently under construction leaving no variable rate debt exposure on operating properties as of September 30, 2000. There were no fees charged to the Company related to its swap agreements. The Company's swap and cap agreements in place at September 30, 2000 are as follows:

         Swap Amount                  Fixed LIBOR
        (in millions)                  Component                  Effective Date              Expiration Date
        -------------                 -----------                 --------------
             $50                         5.975%                     11/04/1999                  11/04/2000
              50                         5.980%                     11/04/1999                  11/06/2000
             100                         6.405%                     01/27/2000                  01/27/2001
              75                         6.610%                     02/24/2000                  02/24/2001
              50                         5.700%                     06/15/1998                  06/15/2001
              38                         5.730%                     06/26/1998                  06/30/2001
              80                         5.490%                     09/01/1998                  09/01/2001
              50                         7.500%                     09/29/2000                  09/29/2001

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 59.0% at September 30, 2000.

     During the quarter the Company closed a $74.5 million permanent loan on Burnsville Center in Minneapolis (Burnsville), Minnesota. The net proceeds were used to pay down $60.8 million in variable rate debt and $12.8 million on the Company's credit lines. The Company also closed a $5.2 million permanent loan on Plaza del Sol Mall in Del Rio, Texas, a property accounted for under the equity method of accounting. The Company's share of the proceeds of $4.5 million were used to pay down the Company's credit lines. During the quarter the Company extended its credit line with Wells Fargo Bank to September 2002 and increased the credit facility by $10 million to #130 million.


DEVELOPMENT, EXPANSIONS, ACQUISITIONS AND DISPOSITIONS

     In August 2000, the Company opened a 171,000-square-foot phase I of Coastal Way Shopping Center in Spring Hill, Florida a 233,000-square-foot community center anchored by Sears and Belk. Subsequent to the end of the quarter the Company opened Gunbarrel Pointe in Chattanooga, Tennessee, a 282,000-square-foot associated center anchored by Target (which is non-Company owned), Goody's and Kohl's and the balance of Chesterfield Crossing in Richmond, Virginia, a 434,000-square-foot power center. Home Depot and Wal*Mart (both of which are non-Company owned) had previously opened.

     Development projects under construction and scheduled to open during 2000 are: an expansion to Asheville Mall in Asheville, North Carolina of 160,000-square feet of which 85,000-square-feet are Company owned retail shops and a food court which are is scheduled to open November 2000 and an expansion to Meridian Mall in Lansing, Michigan of 178,000-square-feet opening in phases in the Fall of 2000 and 2001. The Company also has under construction for a 2001 opening: The Lakes Mall in Muskegon, Michigan a 610,000-square foot mall anchored by Sears, Yonkers and JCPenney which is scheduled to open in August 2001 and Creekwood Crossing in Bradenton, Florida a 404,000-square-foot community center anchored by Lowe's, Bealls and K-Mart and scheduled to open in April 2001. In June 2000 construction began on the joint venture redevelopment of Parkway Place in Huntsville, Alabama containing 639,000-square feet. The anchors are Dillard's and Parisian with the full redevelopment scheduled to reopen in the fall of 2002. The Company also has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall.

     In September  2000, the Company sold the following five community  centers:
Centerview Plaza in China Grove, North Carolina, Dorchester Crossing in Charleston, South Carolina, Hollins Plantation Plaza in Roanoke, Virginia, Sterling Creek Commons in Portsmouth, Virginia and Wildwood Plaza in Salem, Virginia. Proceeds of $11.0 million were used to pay down the Company's credit lines and $3.3 million of sales proceeds, proceeds of $1.2 million were used to payoff loan were placed in escrow in anticipation of a like-kind exchange of properties under section 1031 of the Code.

     The Company has entered into a standby purchase agreement with a third-party developer (the "Developer") for the construction, development and potential ownership of one community center in Texas (the "Co-Development Project"). The Developer has utilized this standby purchase agreement to assist in obtaining financing to fund the construction of the Co-Development Project. The standby purchase agreement, which expires in 2000, provides for certain requirements or contingencies to occur before the Company becomes obligated to fund its equity contribution or purchase the Co-Development Project. These requirements or contingencies include certain completion requirements, rental levels, the inability of the Developer to obtain adequate permanent financing and the inability to sell the Co-Development Project. In return for its commitment to purchase the Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in either the cash flow or gains from sale on each Co-Development Project. The outstanding amount on the standby purchase agreement is $48.1 million at
September 30, 2000. In March 2000, the Company acquired The Marketplace at Flower Mound in Dallas (Flower Mound), Texas which had been under a co-development agreement. The $11.1 million purchase was funded from the net sales proceeds of Fiddler's Run in Morganton, North Carolina and the Company's credit line.

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

     For the first nine months of 2000, revenue generating capital expenditures or tenant allowances for improvements were $7.5 million. These capital expenditures will generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $6.2 million for the first nine months of 2000. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $5.4 million for the nine months ended September 30, 2000.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. At Parkway Place (which was acquired in December 1998) approximately 350 square feet of ground in the vicinity of a former auto service center had been identified as being contaminated with total petroleum hydrocarbons which has been remediated during the demolition process. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.


CASH FLOWS

     Cash flows provided by operating activities for the first nine months of 2000, increased by $9.2 million, or 11.8%, to $87.3 million from $78.1 million in 1999. This increase was primarily due to the six centers opened or acquired over the last fifteen months and improved operations in the existing centers. Cash flows used in investing activities for the first nine months of 2000 decreased by $88.1 million, to $87.9 million compared to $176.0 million in 1999. This decrease was due primarily to a decrease in acquisitions of $57.4 million to $11.1 million as compared to the $68.5 million of acquisitions in 1999. Cash flows used in or provided by financing activities for the first nine months of 2000 decreased by $99.5 million, to ($0.9) million compared to $98.6 million in 1999 primarily due to decreased borrowings related to the development and acquisition program.



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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 as amended by SFAS No 137 and 138, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after January 1, 1999.

     The Company has determined that all of its derivative instruments (swaps and a cap) in place are ineffective as defined by SFAS No. 133. The terms of the derivative instruments expire in 2001, thus while the Company may experience some volatility in earnings in interim periods, there will be no effect to the Company's financial statements for the year ended December 31, 2001. If the Company had implemented SFAS No. 133 as of September 30, 2000, total assets would have increased by and interest expense would have decreased by $1.5 million.


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the
Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties other than the Operating Partnership. The Company computes FFO in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added to FFO $1.3 million in the third quarter of 2000 as compared to $0.8 million in 1999 and in the nine months ended September 30, 2000 would have added to FFO $4.1 million compared to $9.3 million in 1999. -20-

     Effective January 1, 2000, NAREIT has clarified FFO to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" as defined by accounting principles generally accepted in the United States. The Company implemented this clarification in the first quarter of 2000 and will no longer add back to FFO the write-off of development costs charged to net income. This amount was $31,000 and $62,000 for the three and nine months ended September 20, 2000, respectively. Results for the quarter and nine months ended September 30, 1999 were restated to reflect a reduction in FFO of $82,000 and $970,000, respectively.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income(loss) for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     For the three months ended September 30, 2000, FFO increased by $4.8 million, or 17.1%, to $32.6 million as compared to $27.8 million, excluding the $3.1 million fee earned in the co-development program in September 1999, for the same period in 1999. For the nine months ended September 30, 2000, FFO increased by $15.2 million, or 18.5%, to $97.1 million as compared to $81.9 million, again excluding the $3.1 million fee earned in the co-development program in September 1999, for the same period in 1999. The increases in FFO for both periods was primarily attributable to the new developments opened during 1999 and in the first nine months of 2000, the acquisitions during 1999 and 2000 and improved operations in the existing portfolio.

     The Company's calculation of FFO is as follows: (in thousands)

                                                            Three Months Ended               Nine Months Ended
                                                              September 30,                    September 30,
                                                       ---------------------------       --------------------------
                                                          2000              1999            2000             1999
                                                       ----------        ---------       ---------        ---------
Income from operations                                    $18,657          $18,929         $55,839          $49,699

ADD:

Depreciation & amortization from
  consolidated properties                                  15,238           13,309          45,002           38,875

Income from operations of
 unconsolidated affiliates                                    934              678           2,585            2,419

Depreciation & amortization from
 unconsolidated affiliates                                    318              431           1,223            1,251

SUBTRACT:

Preferred dividend                                        (1,617)          (1,617)         (4,851)          (4,851)

Minority investors' share of
 income from operations in
 nine properties                                            (296)            (279)         (1,022)            (941)

Minority investors share of
 depreciation and amortization
 in nine properties                                         (246)            (250)           (736)            (708)

Depreciation and amortization of
 non-real estate assets and finance  costs                  (344)            (218)           (980)            (735)
                                                       ----------        ---------       ---------        ---------
TOTAL FUNDS FROM OPERATIONS                               $32,644          $30,983         $97,060          $85,009
                                                       ==========        =========       =========        =========

                           PART II - OTHER INFORMATION



ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  27   Financial Data Schedule

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's September 25, 2000 conference call with analysts and investors regarding the announcement that it had entered into a definitive Master Contribution Agreement with an affiliate of The Richard E. Jacobs Group, Inc. pursuant to which the Company will acquire a portfolio of 21 regional malls and two associated centers (Item 5) was filed on September 25, 2000.

                  A preliminary proxy statement regarding the acquisition of a portfolio of 21 regional malls and two associated centers from an affiliate of The Richard E. Jacobs Group, Inc. was filed on October 20, 2000.

                  The outline from the Company's October 26, 2000 conference call with analysts and investors regarding earnings (Item 5) was filed on October 26, 2000.

                  An amended current report on Form 8-K/A (exhibits that were unavailable were added) from the outline of the Company's September 25, 2000 conference call with analysts and investors regarding the announcement that it had entered into a definitive Master Contribution Agreement with an affiliate of The Richard E. Jacobs Group, Inc. pursuant to which the Company will acquire a portfolio of 21 regional malls and two associated centers (Item 5) was filed on October 27, 2000

                               SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CBL & ASSOCIATES PROPERTIES, INC.

                                                /s/ John N. Foy
                                   --------------------------------------------
                                                    John N. Foy
                                    Vice Chairman of the Board, Chief Financial
                                                 Officer and Treasurer
                                       (Authorized Officer of the Registrant,
                                           Principal Financial Officer and
                                             Principal Accounting Officer)

Date: November 13, 2000

                             EXHIBIT INDEX



         Exhibit
           No.
         -------

           27     Financial Data Schedule