Form 10-K
period 2000-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2001-04-02
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the Fiscal Year Ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the transition period from         to
                                                 -------    -------

                           Commission File No. 1-12494

                         CBL & ASSOCIATES PROPERTIES, INC.
                 ------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

            Delaware                                 62-1545718
- --------------------------------      -----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              Number)

6148 Lee Highway, Suite 300
Chattanooga, Tennessee                                      37421
- ---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (423) 855-0001

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange
Title of Each Class                             on which Registered
- -------------------------              --------------------------------------
Common Stock, $.01 par                          New York Stock Exchange
value per share
9% Series A Cumulative
Redeemable Preferred Stock, par                 New York Stock Exchange
value $.01 per share,

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $673,090,299 based on the closing price on the New York Stock Exchange for such stock on March 23, 2001.

     As of March 23, 2001, there were 25,247,198 shares of the Registrant's Common Stock outstanding and 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement filed on March 29, 2001 in respect to the Annual Meeting of Stockholders to be held on May 2, 2001.

                                    FORM 10-K
                                TABLE OF CONTENTS

Item No.                                                              Page

                                     PART I

Item 1     Business...................................................   3
Item 2     Properties.................................................  16
Item 3     Legal Proceedings..........................................  38
Item 4     Submission of Matters to a Vote of Security Holders........  38

                                     PART II

Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters........................................  39
Item 6     Selected Financial Data....................................  40
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................  41
Item 7A    Quantitative and Qualitative Disclosures about Market Risk.  51
Item 8     Financial Statements and Supplementary Data................  51
Item 9     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure........................  51

                                    PART III

Item 10    Directors and Executive Officers of the Registrant.........  51
Item 11    Executive Compensation.....................................  52
Item 12    Security Ownership of Certain Beneficial Owners
           and Management.............................................  52
Item 13    Certain Relationships and Related Transactions.............  52

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K........................................  52

     CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION OR THE PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-K contains "forward-looking statements", such as information relating to the Company's growth strategy, projects targeted for development or under construction, liquidity and capital resources, and compliance with environmental laws and regulations. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which, unless otherwise expressly indicated, speak only as of December 31, 2000. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Company conducts substantially all of its business through CBL & Associates Limited Partnership, a Delaware Limited Partnership (the "Operating Partnership"), in which the Company owns an indirect 68.0% interest and of which the Company's wholly-owned subsidiary is the sole general partner. To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to Real Estate Investment Trusts' ("REITs"), the Company's property management and development activities, sales of peripheral land and maintenance and security operations are carried out through CBL & Associates Management, Inc. (the "Management Company").

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

     After giving effect to the above transactions, at December 31, 2000 CBL (including interests held by former executives) held a 25.5% limited partner interest in the Operating Partnership, the Company held a 68.0% general and limited partner interest in the Operating Partnership and third parties held a 6.5% limited partner interest. In addition, CBL holds approximately 2.0 million of the outstanding shares of Common Stock for a total ownership share of 30.9%.


     On September 25, 2000, the Company entered into a series of agreements with Jacobs Realty Investors Limited Partnership and certain of its affiliates and partners ("Jacobs") pursuant to which the Company agreed to acquire from Jacobs a portfolio of 21 malls and 2 associated centers for an aggregate consideration of approximately $1.3 billion. The transaction closed on January 31, 2001. Additionally, in a separate transaction, the Company acquired the remaining 50% interest in Madison Square Mall as of January 31, 2001. In connection with these transactions, the Operating Partnership issued approximately 12.7 million special common units of the Operating Partnership ("SCUs"), representing in the aggregate a 25.48% limited partner interest in the Operating Partnership. Additionally, in connection with these transactions, the Operating Partnership incurred or assumed an aggregate $ 865.5 million of additional indebtedness. After giving effect to this transaction, CBL (including interests held by former executives) held a total 22.9% ownership interest in the Company and the Operating Partnership, the Company held a 50.8% general and limited partner interest in the Operating Partnership and Richard E. Jacobs and his affiliates held a 23.0% limited partner interest in the Operating Partnership.

GENERAL

     The Company owns interests in a portfolio of properties, which as of December 31, 2000 consisted of 30 enclosed regional malls (the "Malls"), 16 associated centers (the "Associated Centers"), each of which is part of a regional shopping mall complex, and 72 independent community and neighborhood shopping centers (the "Community Centers"). Except for eleven Malls, three Associated Centers and four Community Centers which were acquired from third parties, each of these properties were developed by CBL or the Company.

     Additionally, as of December 31, 2000 the Company owned two regional Malls, one office building, one neighborhood shopping center and one mall expansion currently under construction (the "Construction Properties"). The Company also owned as of December 31, 2000 options to acquire certain shopping center development sites (the "Development Properties").

     The Company also owned, as of December 31, 2000, mortgages (the "Mortgages") on community and neighborhood shopping centers owned by non-CBL affiliates. The Mortgages were granted in connection with sales by CBL of certain properties previously developed by CBL. The Company also owns an interest in a three-story office building in Chattanooga, Tennessee, a portion of which serves as the Company's headquarters (the "Office Building"). The Malls, Associated Centers, Community Centers, Construction Properties, Development Properties, Mortgages and Office Building (but without taking into account any of the properties acquired in the Jacobs transaction) are collectively referred to herein as the "Properties" and individually as a "Property".

     As of December 31, 2000 the Company had also entered into standby purchase agreements with third-party developers for the construction, development and potential ownership of two community centers in Texas (the "Co-Development Projects"). The developers have utilized these standby purchase agreements as additional security for their lenders to fund the construction of the Co-Development Projects. The standby purchase agreements for each of the Co-Development Projects require the Company to purchase the related
Co-Development   Project  upon  such  Co-Development   Project  meeting  certain
completion requirements and rental levels. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. The outstanding amount of standby purchase agreements at December 31, 2000 is $51.4 million.

     The Company and the Operating Partnership generally own a 100% interest in the Properties. With two exceptions, where the Company and the Operating
Partnership own less than a 100% interest in a Property, the Operating Partnership is the sole general partner, managing general partner or managing member of the property partnership or limited liability company which owns such Property (each a "Property Partnership"). For one Mall and its Associated Center, affiliates of the Operating Partnership are non-managing general partners in the two applicable Property Partnerships.

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

     The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company. The remaining 95% of the common stock is held by Charles Lebovitz, his family and his associates. Substantially all of CBL's asset management, property management and leasing and development operations, including CBL's executive, property, financial, legal and administrative personnel, were transferred to the Management Company as part of the Formation. The Management Company manages all of the Properties (except for Governor's Square and Governor's Plaza in Clarksville, Tennessee -- see below) under a management agreement that may be terminated at any time by the Operating Partnership upon 30 days written notice. In addition, the Management Company manages certain properties owned by CBL that were not transferred to the Company in the Formation as well as certain shopping centers owned by non-CBL affiliates. Through its ownership of the Management Company's preferred stock, the Operating Partnership enjoys substantially all of the economic benefits of the Management Company's business. Requirements set forth in the Management Company's Amended and Restated Certificate of Incorporation, state that a majority of the Management Company's board of directors are required to be independent of CBL. From November 1993 to the current date, the board of directors of the Management Company has consisted of seven of the members of the Company's board of directors, including four of the Company's independent directors.

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

     Virtually all operating activities of the Company are supported by a computer software system which is designed to provide management with operating data necessary to make informed business decisions on a timely basis. The Company has a program of on-going upgrades to hardware and software that support the accounting and management information system. The Company also maintains a web site to publish integrated information on the world wide web about the Company and the properties. These systems were developed to more efficiently assist management in efforts to market the properties, maintain management quality, enhance investor relations and communications and enhance tenant relations while minimizing operating expenses. Retail sales analysis, leasing information, budget controls, accounts receivable/payable, operating expense variance reports and income analysis are continually available to management. Through these systems management also has available information that facilitates the development and monitoring of budgets and other relevant information.

     Management pursues periodic preventative property maintenance programs, which encompass paving, roofing, HVAC and general improvements to the Properties' common areas. The on-site property managers oversee all such work in accordance with approved budgets with the coordination of, and reporting to home office management.

     Governor's Square

     Governor's Square and Governor's Plaza were the only Properties in the Company's portfolio on December 31, 2000 in which the Company was not the sole general partner or managing general partner. Governor's Square is owned by a
Property Partnership, the managing general partner of which is a non-CBL affiliate which owns a 47.5% interest in the Mall. The Company is a non-managing general partner of Governor's Plaza. Although the managing general partner of this partnership controls the timing of distributions of cash flow, the Company's approval is required for certain major decisions, including permanent financing, refinancing and sale of all or substantially all of the partnership's assets. Property management services, including accounting, auditing, maintenance, promotional programs, leasing, collection and insurance, are performed by a property manager affiliated with the non-CBL managing general partner for which such property manager receives a fee.

EMPLOYEES

     The Company, through the Management Company, currently employs approximately 560 full time and 517 part time persons. None of these employees is currently represented by any union. The Company does not have any employees other than its statutory officers.

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

     All of the Properties (excluding properties upon which the Company holds an option to purchase but does not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments by independent environmental consultants. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the Property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks ("UST"s) used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. At Parkway Place in Huntsville Alabama asbestos abatement will occur in portions of the existing mall during demolition which will be completed by the end of the second quarter of 2001. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samples of building materials or subsurface investigations were, or, will be undertaken. At certain Properties, where warranted by the conditions, the Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to ACMs. The costs associated with the development and implementation for such programs were not material.

     Although there can be no assurances that such environmental liability does not exist, other than Parkway Place none of the environmental assessments have identified and the Company is not aware of any environmental liability with respect to the Properties that the Company believes would have a material adverse effect on the Company's financial condition, results of operations or cash flows. Nevertheless, it is possible that the environmental assessments available to the Company do not reveal all potential environmental liabilities, that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the relevant Property Partnership. The existence of any such environmental liability could have an adverse effect on the Company's results of operations, cash flow and the funds available to the Company to pay dividends.

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

     Geographic Concentration

     The Properties are located principally in the southeastern United States in Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia. Twenty Malls, fifteen Associated Centers, fifty-four Community Centers and the Office Building are located in these states. The Company's results of operations and funds available for distribution to stockholders therefore will be subject generally to economic conditions in the southeastern United States. As of December 31, 2000, the Properties located in the southeastern United States accounted for 65.0% of the Company's total assets, and provided 65.6% of the Company's total revenues for the year ended December 31, 2000. After giving effect to the Jacobs transaction the properties located in the southeastern United States account for 64.6% of the Company's total assets.

     Third Party Interests In Certain Properties

     As of December 31, 2000 the Operating Partnership owned partial interests in seven Malls, five Associated Centers, one Community Center, the Office Building and two Malls under development. The Operating Partnership or an affiliate of the Company is the managing general partner of the Property Partnerships that own such Properties, except for the Governor's Square Mall and its Associated Center, Governor's Plaza, in which affiliates of the Operating Partnership are non-managing general partners.

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

     With respect to Governor's Square and Governor's Plaza, the Operating Partnership does not have day-to-day operational control or control over certain major decisions, including the timing and amount of distributions, which could result in decisions by the managing general partner that do not fully reflect the interests of the Company, including decisions relating to the standards that the Company is required to satisfy in order to maintain its status as a real estate investment trust for tax purposes. However decisions relating to sales, expansions, dispositions of all or substantially all of the assets and financings, are subject to approval by the Operating Partnership. On January 31, 2001, in the Jacobs transaction the Company acquired a non-managing interest in Kentucky Oaks Mall. This investment will be subject to similar risks as the investments in Governor's Square and Governor's Plaza.

     Dependence on Significant Properties

     Hamilton Place Mall in Chattanooga, Tennessee, Coolsprings Galleria in Nashville, Tennessee and Burnsville Center in Minneapolis (Burnsville), Minnesota and accounted for approximately 4.9%, 4.7% and 4.7%, respectively, of total revenues of the Company for the period ended December 31, 2000. The Company's financial position and results of operations will therefore be disproportionately affected by the results experienced at these Properties. Hamilton Place Mall was renovated in 1999 and the Company has started a renovation of Burnsville Center in 2001. After giving effect to the Jacobs transaction, Hanes Mall in Winston-Salem, North Carolina would represent the largest revenue producing property in the combined portfolio. Hamilton Place, Coolsprings Galleria and Burnsville Center would then represent the next most significant revenue producing properties. The Company will begin a renovation of Hanes Mall in 2001. Generally, a renovation is a pro action step taken to both preserve and enhance a properties dominant position in its markets.

     Dependence on Key Tenants

     As of December 31, 2000, The Limited Inc. Stores (including Intimate Brands, Inc.) maintained 121 stores in the Company's properties and in the year ended December 31, 2000 accounted for approximately 6.5% of total revenues of the Company. As of December 31, 2000, the Venator Group, Inc. (Champs Sports, Footlocker, etc.) had 74 stores and in the year ended December 31, 2000, accounted for 2.5% of the total revenues of the Company. As of December 31, 2000, The Gap, Inc. (The Gap, Gap Kids, Old Navy, etc.) had 36 stores and in the year ended December 31, 2000, accounted for 2.1% of the total revenues of the Company. Except for theses top three tenants no other tenant provided more than 2% of total revenues for the year ended December 31, 2000. After giving effect to the Jacobs Transaction The Limited stores (including Intimate Brands, Inc) would have 209 stores and would represent 9.0% of the mall store GLA in the combined portfolio, the Venator Group, Inc. would have 142 stores and would represent 3.0% of mall store GLA in the combined portfolio and The Gap, Inc. would have 62 stores and represent 3.5% of mall store GLA. These tenants would represent approximately the same proportion of total revenues after the transaction as before. The loss or bankruptcy of any of these or other key tenants could negatively affect the Company's financial position and results of operations.


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

     "Funds from Operations" is defined by the Company as net income (loss) before property depreciation, other non-cash items, gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. The National Association of Real Estate Investment Trusts ("NAREIT") has clarified the definition of Funds from Operations to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" under accounting principles generally accepted in the United States. The Company implemented this clarification in the first quarter of 2000 and no longer adds back to FFO the development costs charged to net income. This amount was $127,000 for the year ended December 31, 2000. For comparative purposes, the Company has recomputed its 1999 FFO to exclude the add-back of development costs charged to net income of $1,674,000. The cost of interest rate caps and finance costs on the Company's lines of credit are amortized and included in interest expense and, therefore, reduces Funds from Operations. Funds from Operations also includes the Company's share of Funds from Operations in unconsolidated properties and excludes minority interests' share of Funds from Operations in consolidated properties. The Company excludes outparcel sales from its Funds from Operations calculation, even though the NAREIT definition allows their inclusion. Funds from Operations does not represent cash flow from operations as defined by generally accepted accounting principals ("GAAP") and is not necessarily indicative of cash available from operations to fund all cash flow needs and should not be considered an alternative to net income (loss) for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

     The Company classifies its regional malls into two categories - stabilized malls ("Stabilized Malls") which have completed their initial lease-up and new malls ("New Malls") which are in their initial lease-up phase or are being redeveloped. At December 31, 2000, the New Mall category was comprised of Springdale Mall in Mobile, Alabama which was acquired in September 1997 and which is currently being redeveloped and retenanted; Bonita Lakes Mall in Meridian, Mississippi which opened in October 1997; Parkway Place Mall in Huntsville, Alabama which was acquired in December, 1998 and which is being redeveloped and Arbor Place in Atlanta (Douglasville), Georgia, which opened in October 1999.

     Specifically, the Company has implemented its objective of growing its Funds from Operations and will continue to do so by:


     o Acquiring existing retail properties where cash flow can be enhanced by improved management, leasing, redevelopment and expansion.


          -- On September 25, 2000, the Company agreed to acquire from Jacobs interests in twenty-one malls and two associated centers. The transaction closed on January 31, 2001. The total gross leasable area of the twenty-three properties is 19.2 million square feet, or an average gross leasable area of 914,000 square feet per mall. The gross leasable area of Mall Stores is approximately 5.9 million square feet. The malls are located in middle markets predominantly in the Southeast and the Midwest. Following is certain information concerning properties acquired from Jacobs:

                                Year of                                             Sales    Percentage
                              most Recent                                           per      Mall Store
      Name of        Year of   Expansion/    Proposed     Total GLA   Mall Store    Square      GLA
   Mall/Location     Opening   Renovation    Ownership       (1)          GLA       Foot(2)  Leased(3)  Anchors
- ----------------------------------------------------------------------------------------------------------------------------
Brookfield Square.    1967        1997           100.00%    1,041,000     317,000     $407          91% Boston Store, Sears,
Brookfield, WI                                                                                          JCPenney

Cary Towne Center.    1979        1993            80.00%      953,000     296,000      352          96% Dillard's, Hecht's,
Cary, NC                                                                                                Hudson, Belk,

Cherryvale Mall...    1973        1989           100.00%      714,000     305,000      307          86% Bergner's, Marshall
Rockford, IL                                                                                            Fields, Sears

Citadel Mall......    1981        2000           100.00%    1,068,000     299,000      254          84% Parisian, Dillard's,
Charleston, SC                                                                                          Belk, Target, Sears

Columbia Mall.....    1977        1997            79.00%    1,113,000     299,000      229          87% Dillard's, JCPenney,
Columbia, SC                                                                                            Rich's, Sears

Eastgate Mall (6).    1980        1995           100.00%    1,099,000     270,000      244          73% JCPenney, Kohl's,
Cincinnati,OH                                                                                           Dillard's, Sears

East Towne Mall...    1971        1997            65.00%      895,000     301,000      279          92% Boston Store, Younkers,
Madison, WI                                                                                             Sears, JCPenney

Fashion Square....    1972        1993           100.00%      786,000     289,000      293          86% Hudson's, JCPenney,
Saginaw, MI                                                                                             Sears

Fayette Mall......    1971        1993           100.00%    1,096,000     309,000      492          98% Lazarus, Dillard's,
Lexington, KY                                                                                           JCPenney, Sears

Hanes Mall........    1975        1990           100.00%    1,556,000     555,000      335          93% Dillard's, Belk, Hecht's,
Winston-Salem, NC                                                                                       Sears, JCPenney

Jefferson Mall....    1978        1999           100.00%      936,000     276,000      262          90% Lazarus, Dillard's,
Louisville, KY                                                                                          Sears, JCPenney

Kentucky Oaks Mall    1982        1995            50.00%      878,000     278,000      257          98% Dillard's(4), Elder-
Paducah, KY(5),                                                                                         Beerman, JCPenney,

Midland Mall......    1991         -             100.00%      514,000     197,000      237          88% Elder-Beerman,
Midland, MI                                                                                             JCPenney, Sears,
                                                                                                        Target

Northwoods Mall...    1972        1995           100.00%      833,000     314,000      279          87% Dillard's, Belk,
Charleston, SC                                                                                          JCPenney, Sears



Old Hickory Mall..    1967        1994           100.00%      556,000     161,000      308          97% Belk, Goldsmith's,
Jackson, TN                                                                                             Sears, JCPenney

Parkdale Mall.....    1986        1993           100.00%    1,411,000     475,000      250          86% Dillard's(4), JCPenney,
Beaumont,TX                                                                                             Montgomery Ward(5),
                                                                                                        Sears

Randolph Mall.....    1982        1989           100.00%      376,000     147,000      232          84% Belk, JCPenney,
Asheboro, NC                                                                                            Roses(5), Sears

Regency Mall......    1981        1999           100.00%      918,000     268,000      244          80% Boston Store, Younkers,
Racine, WI                                                                                              JCPenney, Sears

Towne Mall........    1977         -             100.00%      521,000     154,000      310          56% Elder-Beerman,
Franklin, OH                                                                                            Dillard's, Sears

Wausau Center.....    1983        1999           100.00%      429,000     156,000      297          96% Younkers, JCPenney,
Wausau, WI                                                                                              Sears

West Towne Mall(6)    1970        1990            65.00%    1,468,000     263,000      355          90% Boston Store, Sears,
Madison, WI                                                                                             JCPenney
                                                           ----------  ----------
Total.............                                         19,161,000   5,929,000
                                                           ==========   =========

- -----------

(1)  Includes improved outparcels acquired in the transaction.
(2)  Annual sales per square foot for the year ended December 31, 1999.
(3)  Occupancy as of December 31, 2000.
(4)  Represents two Dillard's stores.
(5)  Vacant Anchor Store.
(6)  Includes Associated Center.

                    - On January 31, 2001, the Company acquired the 50% interest in Madison Square Mall in Huntsville, Alabama not owned by the Company for total consideration of 603,344 special common units in the Operating Partnership(SCUs) and the assumption of $23.8 million of non-recourse mortgage debt.

            o Maximizing the cash flow from its existing portfolio of Malls, Associated Centers and Community Centers, and other retail complexes through aggressive leasing, management, and marketing, including:

                    - an active leasing strategy which seeks to increase occupancy. At December 31, 2000, the occupancy at the Stabilized Malls, New Malls, Associated Centers, and Community Centers was 94.5%, 90.4%, 94.9%, and 97.8%,
                         respectively, as compared to occupancies of 94.5%, 91.8%, 93.2%, and 97.7%, respectively, at December 31, 1999 (excluding, from both years, Parkway Place which is under redevelopment);

                    - expanded merchandising, marketing and promotional activities, with the goal of enhancing tenant sales and thereby increasing percentage rents. Mall store sales per square foot for the year ended December 31, 2000 were relatively the same at the Stabilized Malls compared with the year ended December 31, 1999;

                    - increased base rents as tenant leases expire, renegotiation of leases and negotiation of terminations of leases of under performing retailers. At December
                         31, 2000 average base rents per square foot at the Malls, Associated Centers, and Community Centers was $21.57, $9.88, and $8.85, respectively, as compared to average base rents per square foot of $20.68, $9.78, and $8.32, respectively, at December 31, 1999;

                    - control of operating costs. Occupancy costs as a percentage of sales at the Stabilized Malls increased slightly to 11.9% for the year ended December 31, 2000 as compared to 11.5% for the year ended December 31, 1999 (excluding acquisition malls from year of acquisition).

         o Expanding and renovating existing properties to maintain their competitive position.

                    - Most of the Malls were designed to allow for expansion and growth through the addition of new department stores or other large retail stores as anchors
                         ("Anchors"). Twenty-four of the thirty Malls have undergone expansion or renovation since their opening, and all of the non-acquired Malls have been either built or renovated in the last 10 years. Three of the Malls had available Anchor pads at December 31, 2000. Twenty existing Anchors at eleven Malls have expansion potential at their existing stores. During 2000, the Company renovated and expanded Asheville Mall in Asheville, North Carolina and Meridian Mall in Lansing (Okemos), Michigan and expanded Springdale Mall in Mobile, Alabama. The Company also began construction of a food court at Georgia Square Mall in Athens, Georgia. During 2001, the Company will continue to expand and re-develop Springdale Mall in Mobile, Alabama and complete the expansion of Meridian Mall in Lansing (Okemos), Michigan. The Company will also begin the
                         renovation      of      Burnsville       Center      in
                         Minneapolis(Burnsville), Minnesota and three malls acquired in the Jacobs transaction: Hanes Mall in Winston-Salem North Carolina; Fashion Square Mall in Saginaw, Michigan and Cary Towne Center in Cary, North Carolina.

                    - In the Community Center and Associated Center portfolios, the Company renovated three Community Centers, and expanded two Community Centers. In 2001, the Company plans to expand two Community Centers, renovate at least two Community Centers and redevelop a vacant theater location in one Associated Center.

         o Developing new retail properties with profitable returns on capital, leading to growth in the future.

                    - In 2000, the Company opened three Mall expansions, one Associated Center, two Community Centers and two Community Center expansions. Summary information concerning these properties is set forth below.


                       Summary Information Concerning Properties
                    Opened During the Year Ended December 31, 2000

                                             Anchor        Non-
      Name of Center/            Total         GLA        Anchor      Percentage     Opening
          Location              GLA (1)        (2)          GLA       Leased(3)       Date           Anchors
- ----------------------------- ------------ ------------ ------------ ------------- ------------ -------------------
Mall Expansions
- ----------------
Asheville Mall...........         143,000       58,000       85,000          100%     Nov-2000         Belk
Asheville, NC

Meridian Mall............          85,000       85,000            0             -   Nov-2000        Jacobson's
Lansing (Okemos), MI

Springdale Mall..........          45,000       45,000            0          100%   Apr-2000         Carmike
Mobile, AL

Associated Centers
- ------------------
Gunbarrel Pointe......(4)         195,000      126,000       69,000          100%   Oct-2000         Goody's,
Chattanooga, TN                                                                                     Target(5),
                                                                                                    Kohl's(4)

Community Centers
- -----------------
Coastal Way..............         177,000      144,000       33,000           99%   Aug-2000          Sears
Spring Hill, FL

Chesterfield Crossing....         406,000      391,000       15,000           97%   Oct-2000      Home Depot(5),
Richmond, VA                                                                                        PetsMart,
                                                                                                 Wal*Mart(5), Ben
                                                                                                     Franklin

Community Center Expansions
- ---------------------------
Sand Lake Expansion......          38,000       24,000       14,000           89%   May-2000         Staples
Orlando, FL

Sutton Plaza.............          28,000       28,000            0          100%   Feb-2000    A & P Food Market
  A & P Expansion
Mt. Olive, NJ

                              ------------ ------------ ------------
Total  Properties Opened.       1,117,000      901,000      216,000
                              ============ ============ ============

         ( 1)     Gross Leasable Area ("GLA") includes total square footage of Anchors (whether owned or leased by the Anchor) and
                  Mall stores or shops.
         ( 2)     Includes total square footage of Anchors (whether owned or leased by the Anchor)
         ( 3)     Percentage leased and committed for Malls does not include
                  Anchor GLA. For the Community Centers, Associated Centers and
                  power centers, percentage leased and committed includes
                  non-Anchor GLA and leased Anchor GLA.
         ( 4)     An additional 87,000 square feet opened in March 2001 containing Kohl's.
         ( 5)     Owned by Anchor.

                    - As of December 31, 2000 the Company had two Malls, one Mall expansion, one Associated Center, one Community Center expansion, and one Office Building under construction. These properties will add approximately 1,901,000 square feet to the Company's portfolio at opening. During 2001 and 2002 the Company expects to open 1,142,000 and 759,000 square feet, respectively.

                   Summary Information Concerning Construction Properties
                                  As of February 28, 2001

                                                                       Ownership
                                                               by Company    Percenage
                                        Anchor       Non-         and        Pre-Leased
Name of Center/             Total        GLA        Anchor     Operating        and          Projected
Location                   GLA (1)       (2)         GLA      Partnership   Committed(3)      Opening         Anchors
- ------------------------- ----------- ----------- ----------- ------------- -------------- --------------- ---------------
Malls
- -----
The Lakes Mall               558,000     339,000     219,000           90%          70.0%     Aug-2001       Sears (4),
 Muskegon, MI                                                                                              Younkers (4),
                                                                                                            JCPenney (4)

Parkway Place                631,000     350,000     281,000           50%          41.0%     Oct-2002       Dillard's (4),
Huntsville, AL                                                                                                Parisian (4)

Mall Expansion
- ----------
Meridian Mall                 93,000      80,000      13,000          100%             0%     Apr-2001
Lansing (Okemos), MI

Associated Center
- ------------------
Gunbarrel Pointe              87,000      87,000           0          100%         100.0%     Mar-2001       Kohl's(5)
Chattanooga, TN

Community Center
- ----------------
Creekwood Crossing           404,000     347,000      57,000          100%          90.0%     Apr-2001     Lowe's(4)(5),
Bradenton, FL                                                                                                KMart(5),
                                                                                                               Bealls

Office Building
- ---------------
 CBL Center                  128,000      72,000      56,000           90%          78.0%     Dec-2001         CBL &
 Chattanooga, TN                                                                                             Associates
                                                                                                             Management

                          ----------- ----------- -----------
Total Construction
  Properties               1,901,000   1,275,000     626,000
                          =========== =========== ===========

( 1).....Includes total square footage of Anchors (whether owned or leased by the Anchor).
( 2).....Includes total square footage of Anchors (whether owned or leased by the Anchor).
( 3).....Percentage leased and committed for Malls does not include Anchor GLA.
         For the Community Centers, Associated Centers and power centers, percentage leased and committed includes non-Anchor GLA and leased
         Anchor GLA.
( 4).....Owned by Tenant.
( 5).....The anchor store opened in March 2001.

                    -    In  addition  to  the  Construction  Properties  as  of
                         December 31, 2000, the Company was pursuing the development of a number of sites which the Company believed were viable for future development as malls and community and neighborhood shopping centers. Regional mall development sites were being pursued in Georgia, Mississippi and South Carolina and Community and Associated Center shopping center sites were being pursued in Florida, Tennessee, Pennsylvania and Virginia.

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

     The Company has in the past elected not to proceed with certain development projects and anticipates that it will do so again from time to time in the future. If the Company elects not to proceed with a development opportunity, the development costs associated therewith ordinarily will be charged against income and Funds From Operations for the then-current period. Any such charge could have a material adverse effect on the Company's results of operations for the period in which the charge is taken.

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

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

     The Company has elected to be taxed as real estate investment trust under the Code, commencing with its taxable year ended December 31, 1993, and will seek to maintain such status. As a qualified real estate investment trust, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its current year real estate investment trust taxable income to its shareholders. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.

INSURANCE

     The Operating Partnership carries comprehensive liability, fire, extended coverage and rental loss insurance covering all the Properties, with policy specifications and insured limits customarily carried for similar properties. Management believes that the Properties are adequately insured in accordance with industry standards.

ITEM 2.  PROPERTIES.

MALLS

     Each of the Malls is an enclosed regional shopping complex. Each Mall generally has at least three Anchors which own or lease their stores and numerous non-anchor stores with GLA less than 30,000 square feet ("Mall
Stores"), most of which are national or regional retailers, located along enclosed malls connecting the Anchors. At most of the Malls, additional freestanding restaurants and retail stores are located on the periphery of the Mall complex. These freestanding stores are, in most cases, owned by their occupants. As of December 31, 2000, thirteen of the Mall complexes included one or more Associated Centers.

     The total GLA of the 30 Malls owned on December 31, 2000 was  approximately
22.6 million square feet or an average GLA of approximately 754,000 square feet per Mall. Mall Store GLA was 8,033,000 square feet including leased free-standing buildings at December 31, 2000. The Company wholly owned all but seven of such Malls and managed all but one of them.

     In the years ended December 31, 1998, 1999 and 2000, Mall revenues represented approximately 74.9%, 76.9% and 77.3%, respectively, of total revenues from the Company's Properties.

     Occupancy of mall stores in the Stabilized Malls ("Stabilized Mall Stores") was 94.5% at December 31, 1999, and at December 31, 2000.

     In the years ended December 31, 1998, 1999 and 2000, average Stabilized Mall Store sales per square foot were approximately $272.00, $283.75 and $283.00, respectively (computed using a monthly weighted average).

     Average base rent per square foot at the Mall Stores increased from $20.73 at December 31, 1999 to $21.57 at December 31, 2000.

     Occupancy costs as a percentage of sales for tenants in the Stabilized Malls (excluding acquisition malls from the year of acquisition) were 11.1%, 11.5% and 11.9% for the years ended December 31, 1998, 1999, and 2000, respectively.

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

     The three largest revenue-producing Malls in 2000 were Hamilton Place Mall, Coolsprings Galleria and Burnsville Center. Hamilton Place is located on a 187-acre site in Chattanooga, Tennessee and represented, as of December 31, 2000, 3.4% of the Properties' total GLA, 3.6% of total Mall Store GLA and 4.9% of total revenues from the Company's Properties. Coolsprings Galleria is located on a 150-acre site in Nashville, Tennessee and represented, as of December 31, 2000, 3.4% of the Properties' total GLA, 3.6% of total Mall Store GLA and 4.7% of total revenues from the Company's Properties. Burnsville Center is located in the Suburbs of Minneapolis, Minnesota in Burnsville and represented, as of December 31, 2000, 3.1% of the Properties' total GLA, 3.9% of total Mall Store GLA and 4.7% of total revenues from the Company's Properties.

     Twenty-four of the thirty Malls owned on December 31, 2000 had undergone an expansion or remodeling since their opening, and all but four of the Malls were either built, renovated or expanded in the last 10 years one of which, Parkway Place in Huntsville, Alabama is currently scheduled for demolition and redevelopment. In 2000, the Company renovated and expanded Asheville Mall in Asheville, North Carolina and Meridian Mall in Lansing, Michigan. The Company will complete the expansion of Meridian Mall in 2001 and will begin the renovation of Burnsville Center in Minneapolis (Burnsville), Minnesota and three malls in the Jacobs transaction: Hanes Mall in Winston-Salem, North Carolina, Fashion Square in Saginaw, Michigan and Cary Towne Center in Cary, North Carolina. At December 31, 2000 three of the Malls have available Anchor pads providing expansion potential totaling approximately 405,700 buildable square feet. At December 31, 2000 twenty existing Anchors at eleven Malls have aggregate expansion potential at their existing stores of approximately 473,000 buildable square feet.

     The land underlying the Malls owned on December 31, 2000 was owned in fee simple in all cases, except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall and Stroud Mall which were each subject to long-term ground leases for all or a portion of their land.

     The table on the following page sets forth certain information for each of the Malls as of December 31, 2000.

                                                                                        Percen-
                                                                                Mall    tage
                                                                                Store   Mall                                  Fee
                                     Year of  Ownership by            Total     Sales   Store                                 Simple
                          Year of    Most     Company and             Mall      per     GLA                            Anchor or
                          Opening/  Recent     Operating    Total     Store     Square  Leased                         Vacan- Ground
Name of Mall/Location   Acquisition Expansion Partnership   GLA(1)    GLA(2)    Foot(3) (4)     Anchors                cies   Lease
- ----------------------- ----------- --------- ------------- -------- ---------- ------- ------  ---------------------- ------ ------
New Malls
- ---------
Arbor Place.........(5)         1999   N/A            100%  1,035,320    386,380   $281   92%   Dillard's, Parisian,     None   Fee
Atlanta(Douglasville),GA                                                                        Sears, dekor, Old Navy,
                                                                                                Bed , Bath & Beyond

Bonita Lakes Mall...(5)         1997   N/A            100%    641,047    192,620    250  100%   Goody's, Dillard's,      None Ground
   Meridian, MS                                                                                 JCPenney, Sears, McRae's      Lease
                                                                                                                              (6)

Parkway City Mall...(5)    1957/1998  1974             50%    414,540    187,825    199   N/A    McRae's, Parisian       None   Fee
   Huntsville, AL

Springdale Mall........    1960/1997  2000            100%    954,237    319,936    221   82%   Dillard's, McRae's,      None   Fee
   Mobile, AL                                                                                   Burlington Coat, Goody's
                                                            ---------  ---------          ---
                        Total New Mals                      3,045,144  1,086,761          88%
                                                            =========  =========          ===
Stabilized Malls
- ----------------
Asheville Mall.........    1972/1998  2000            100%    816,755    253,420   $313   99%   Dillard's, JCPenney,     None   Fee
   Asheville, NC                                                                                    Sears, Belk

Burnsville Center......    1977/1998   N/A            100%  1,069,887    408,844    312   94%   Mervyn's, Dayton's,      None   Fee
   Burnsville, MN                                                                                 JCPenney, Sears

College Square......(5)         1988  1993            100%    459,473    156,604    212   97%     JCPenney, Sears,       None   Fee
   Morristown, TN                                                                                Wal*Mart, Goody's,
                                                                                                     Proffitt's

CoolSprings Galleria(5)         1991  1994            100%  1,129,764    374,749    336  100%    Hechts, Dillard's,      None   Fee
   Nashville, TN                                                                                  Sears, JCPenney,
                                                                                                      Parisian

Foothills Mall......(5)    1983/1996  1997             95%    476,768    180,072    180   92%     Sears, JCPenney,       None   Fee
   Maryville, TN                                                                                      Goody's,
                                                                                                    Proffitt's I,
                                                                                                   Proffitt's II

Frontier Mall.......(5)         1981  1997            100%    523,004    234,003    206   90%  Dillard's I, JCPenney,    None   Fee
   Cheyenne, WY                                                                                 Dillard's II, Sears

Georgia Square......(5)         1981   N/A            100%    677,906    256,352    247   97%     Belk, JCPenney,        None   Fee
   Athens, GA                                                                                      Macy's, Sears

Governor's Square...(5)         1986  1999             48%    690,437    269,436    241   95%  JCPenney, Parks-Belk,     None   Fee
   Clarksville, TN                                                                               Sears, Dillard's,
                                                                                                      Goody's

Hamilton Place......(5)         1987  1998             90%  1,166,776    375,128    356  100%   Dillard's, Parisian,     None   Fee
   Chattanooga, TN                                                                                 Proffitt's I,
                                                                                               Proffitt's II, Sears,
                                                                                                      JCPenney

Hickory Hollow Mall....    1978/1998  1991            100%  1,125,946    455,757    248   92%     JCPenney, Sears,       None   Fee
   Nashville, TN                                                                                 Dillard's, Hechts

Janesville Mall........    1973/1998  1998            100%    609,364    161,535    312   84%    JCPenney, Kohl's,       None   Fee
   Janesville, WS                                                                               Boston Store, Sears

Lakeshore Mall......(5)         1992  1999            100%    500,890    153,062    214   91%   KMart, Belk-Lindsey,     None   Fee
   Sebring, FL                                                                                  Sears JCPenney, Beall's
                                                                                                        (9)

Madison Square......(5)         1984  1985             50%    934,161    301,326    311   98%   Dillard's, JCPenney,     None   Fee
   Huntsville, AL                                                                               McRae's, Parisian, Sears

Meridian Mall..........    1969/1998  2000            100%    794,461    463,292    332   92%   JCPenney, Mervyn's,      None Fee
    Lansing, MI                                                                                    Dayton Hudson,             Ground
                                                                                                     Jacobson's               Lease
                                                                                                                              (8)

Oak Hollow Mall.....(5)         1995   N/A             75%    802,239    251,411    221   95%    Goody's, JCPenney,      None   Fee
   High Point, NC                                                                                Belk-Beck, Sears,
                                                                                                    Dillard's

                                                                                        Percen-
                                                                                Mall    tage
                                                                                Store   Mall                                  Fee
                                     Year of  Ownership by            Total     Sales   Store                                 Simple
                          Year of    Most     Company and             Mall      per     GLA                            Anchor or
                          Opening/  Recent     Operating    Total     Store     Square  Leased                         Vacan- Ground
Name of Mall/Location   Acquisition Expansion Partnership   GLA(1)    GLA(2)    Foot(3) (4)     Anchors                cies   Lease
- ----------------------- ----------- --------- ------------- -------- ---------- ------- ------  ---------------------- ------ -----

Pemberton Square....(5)         1985  1999            100%    351,920    133,685    160   84%    JCPenney, McRae's,      None   Fee
   Vicksburg, MS                                                                                 Dillard's, Goody's

Plaza del Sol Mall..(5)         1979  1996             51%    261,507    105,326    190   99%     Beall Bros(10),        None   Fee
     Del Rio, TX                                                                                     JCPenney,
                                                                                                       KMart

Post Oak Mall.......(5)         1982  1985            100%    776,347    318,166    266   90%     Beall Bros.(9),        None   Fee
   College Station, TX                                                                          Dillard's, Foley's,
                                                                                                 Dillard's, Sears,
                                                                                                      JCPenney

Rivergate Mall.........    1971/1998  1998            100%  1,073,970    326,210    308   89%    Sears, Dillard's,       None   Fee
    Nashville, TN                                                                                 JCPenney, Hechts

St. Clair Square.......    1974/1996  1993            100%  1,044,502    315,559    366   98%   Famous Barr, Sears,      None Fee/
   Fairview Heights, IL                                                                         JCPenney, Dillard's           Ground
                                                                                                                              Lease
                                                                                                                              (10)

Stroud Mall............    1977/1998  1994            100%    427,194    177,011    285  100%     JCPenney, Sears,       None Ground
    Stroudsburg, PA                                                                                 The Bon-Ton               Lease
                                                                                                                              (11)

Turtle Creek Mall...(5)         1994  1995            100%    846,234    223,140    300  100%     JCPenney, Sears,       None   Fee
   Hattiesburg, MS                                                                             Dillard's, McRae's I,
                                                                                                Goody's, McRae's II

Twin Peaks Mall.....(5)         1985  1997            100%    556,248    242,863    247   95%  JCPenney, Dillard's I,    None   Fee
   Longmont, CO                                                                                 Dillard's II, Sears

Walnut Square.......(5)         1980  1992            100%    450,385    223,650    224   96%     Belk, JCPenney,        None Ground
   Dalton, GA                                                                                    Proffitt's, Sears,           Lease
                                                                                                     Goody's                  (12)

WestGate Mall..........    1975/1995  1996            100%  1,100,513    286,044    281   97%  Belk-Hudson, JCPenney,    None Fee/
   Spartanburg, SC                                                                             Dillard's, Sears, Bed,         Ground
                                                                                                   Bath & Beyond              Lease
                                                                                                                              (7)

York Galleria..........    1998/1999   N/A            100%    766,972    229,755    280   88%   Boscov's, JCPenney,      None   Fee
   York, PA                                                ---------- ----------    ---   ---   Sears, The Bon-Ton
                        Total Stabilized Malls             19,433,623  6,876,400   $283   94%
                                                           ========== ==========   ====   ===
                        Grand Total All Malls              22,478,767  7,963,161
                                                           ==========  =========





( 1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
( 2) Does not include Anchors.
( 3) Totals represent weighted averages.
( 4) Includes tenants paying rent for executed leases as of December 31, 2000. ( 5) Developed by the Company.
( 6) Company is the lessee under a ground lease for 82 acres which extends through June 30, 2035. The average annual base rent is $37,656 increasing by 6% per year.
(7)  The Company is the lessee under several ground leases for approximately
     53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(8) The Company is the lessee under several ground leases in effect through March 2067 with extension options. Fixed rent is $18,700 per year and 3% to 4% of all rents.
(9) Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(10) The Company is the lessee under a ground lease for 20 acres which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(11) The Company is the lessee under a ground lease which extends through July 2089. The rental amount is $50,000 with an additional $100,000 paid every 10 years.
(12) The Company is the lessee under several ground leases which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

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

     Anchors either own their stores together with the land under them, sometimes with adjacent parking areas, or enter into long-term leases with respect to their stores at rental rates that are significantly lower than the rents charged to tenants of Mall Stores. Anchors account for approximately 7.1% of the total revenues from the Company's Properties. Each Anchor which owns its own store has entered into a reciprocal easement agreement with the Company covering, among other things, operating covenants, reciprocal easements, property operations, initial construction and future expansions.

     As of December 31, 2000, the Malls had a total of 135 Anchors and one vacant Anchor store at Asheville Mall. The following table indicates all Mall Anchors and sets forth the aggregate number of square feet owned or leased by Anchors in the Malls as of December 31, 2000.

                         Mall Anchor Summary Information
                             As of December 31, 2000

                                                                   GLA               GLA              Total
                                               Number             Owned            Leased           Occupied
                                             of Anchor             by                by                by
                  Name                         Stores            Anchor            Anchor          Anchor (1)
- ----------------------------------------- ----------------- ------------------ ---------------- ------------------
JCPenney............................                    27          1,015,865        1,586,868          2,602,733
Sears...............................                    25          1,929,897        1,042,651          2,972,548
Dillard's............................                   21          2,681,459          202,004          2,883,463

Sak's
    Proffitt's.......................                   10          1,203,750                0          1,203,750
    McRae's..........................                    7            511,359          243,000            754,359
    Parisian.........................                    5            351,756          209,541            561,297
                                          ----------------- ------------------ ---------------- ------------------
        Subtotal.....................                   22          2,066,865          452,541          2,519,406

Belk
    Belk.............................                    4                  0          426,991            426,991
    Belk-Lindsey.....................                    1                  0           61,029             61,029
    Belk-Hudson......................                    1                  0          156,648            156,648
    Parks-Belk.......................                    1                  0          122,367            122,367
                                          ----------------- ------------------ ---------------- ------------------
        Subtotal.....................                    7                  0          767,035            767,035

The May Company
    Foley's..........................                    1            103,888                0            103,888
    Famous Barr......................                    1                  0          236,489            236,489
                                          ----------------- ------------------ ---------------- ------------------
        Subtotal.....................                    2            103,888          236,489            340,377

Goody's..............................                    9                  0          292,749            292,749
Montgomery Ward(vacant)..............                    1                  0           92,484             92,484
Dayton-Hudson........................                    2            323,326                0            323,326
The Bon Ton .........................                    2            131,915           87,024            218,939
Wal*Mart.............................                    1                  0          112,541            112,541
Kmart................................                    2                  0          173,940            173,940
Mervyn's.............................                    2            124,919           74,889            199,808
Boscov's.............................                    1            150,000                0            150,000
Burlington Coat......................                    1                  0          153,345            153,345
Macy's...............................                    1            115,623                0            115,623
Boston Store.........................                    1                  0           96,000             96,000
Kohl's...............................                    1                  0           88,691             88,691
Dekor................................                    1                  0           80,000             80,000
Jacobson's...........................                    1                  0           83,916             83,916
Bed, Bath & Beyond...................                    2                  0           73,823             73,823
Old Navy.............................                    1                  0           37,585             37,585
Beall Bros. (Texas)..................                    2                  0           61,916             61,916
Beall's (Florida)....................                    1                  0           45,844             45,844
                                          ----------------- ------------------ ---------------- ------------------
        Total........................                  136          8,643,757        5,842,335         14,486,092
                                          ================= ================== ================ =================

(1)Includes all square footage owned by or leased to such Anchor including tire, battery and automotive facilities and storage square footage.

     MALL STORES. As of December 31, 2000, the Malls had approximately 4,277 Mall Stores. National or regional chains (excluding individually franchised stores) leased approximately 79.6% of the occupied Mall Store GLA. Although Mall Stores occupied only 35.5% of total Mall GLA, the Malls derived approximately 88.3% of their revenue from Mall Stores for the year ended December 31, 2000.

     Among the companies with the largest  representation among Mall Stores are:
The Limited, Inc./Intimate Brands, Inc. stores (The Limited, Limited Too, Express, Lerner New York, Lane Bryant, Structure, Victoria's Secret, and Bath and Body Works) and Venator Group, Inc. (Footlocker, Lady Footlocker and Champs Sports Stores). As of December 31, 2000, The Limited, Inc.'s and Intimate Brands, Inc.'s 121 stores accounted for 10.3% of total mall leased GLA and 6.7% of total revenues from the Company's Properties. As of December 31, 2000 Venator Group, Inc. accounted for 2.9% of total mall leased GLA and 2.5% of total revenues. No single Mall Store retailer accounted for more than 10.3% of total leased GLA and no single Mall Store retailer accounted for more than 6.7% of total revenues from the Company's Properties for the year ended December 31, 2000.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Malls during the year ended December 31, 2000.

                                   Prior Lease         New Lease         Increase                       Increase
                    Total           Base and          Initial Year         per          New Lease         per
    Number          Square       Percentage Rent       Base Rent          Square         Average         Square
  of leases          Feet        per Square Foot    per Square Foot        Foot         Base Rent         Foot
- --------------- --------------- ------------------ ------------------- ------------- ---------------- -------------
     309           688,008           $23.36              $25.05           $1.69          $25.75          $2.39

     The following table sets forth the total Mall Store GLA, the total square footage of leased Mall Store GLA, the percentage of Mall Store GLA leased, the average base rent per square foot of Mall Store GLA and average Mall Store sales per square foot as of the end of each of the past five years.

                    Stabilized Mall Store Summary Information

                                             Total           Percentage          Average          Average Mall
                            Total          Mall Store       of Mall Store       Base Rent         Store Sales
At                       Mall Store          Leased              GLA            per Square         per Square
December 31,                 GLA              GLA            Leased (1)          Foot (2)           Foot (3)
- ---------------------- ---------------- ----------------- ------------------ ----------------- -------------------
1996.............            3,452,997         3,073,190               89.0%          $ 19.03               $ 240
1997.............            3,503,490         3,214,176               91.7             18.98                 263
1998..............           7,166,498         6,707,283               93.6             19.82                 273
1999..............           7,429,503         6,956,451               94.5             20.68                 284
2000(4)...........           7,558,160         7,110,705               94.5             21.57                 283

(1) Mall Store occupancy includes tenants with executed leases who are paying rent.
(2) Average base rent per square foot is based on Mall Store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3) Calculated for the preceding twelve-month period.
(4) Excludes Parkway Place GLA which will be renovated.

     Lease   Expirations.   The  following   table  shows  the  scheduled  lease
expirations for Malls Stores only in the Malls owned on December 31, 2000 (assuming that none of the tenants exercise renewal options).

                                  Mall Lease Expiration

                                                                                          Percentage of Total
                                                                                             Represented by
                                                        Approximate                          Expiring Leases
                                                         Mall Store                  ------------------------------
                        Number of    Annualized Base       GLA of       Base Rent     Annualized     Leased Mall
Year Ending              Leases      Rent of Expiring     Expiring      per Square    Base Rent       Store GLA
December 31,            Expiring        Leases (1)         Leases          Foot
- --------------------- -------------- ----------------- --------------- ------------- ------------- ----------------
2001.............               328       $11,033,751         579,764        $19.03          8.1%             8.4%
2002.............               314        13,372,313         695,278         19.23           9.8             10.1
2003.............               281        13,598,922         696,769         19.52           9.9             10.1
2004.............               311        16,028,501         692,075         23.16          11.7             10.0
2005.............               377        20,809,875         999,520         20.82          15.2             14.5
2006.............               197         9,703,487         484,725         20.02           7.1              7.0
2007.............               205        12,541,485         630,774         19.88           9.2              9.2
2008.............               161        11,208,791         523,183         21.42           8.2              7.6
2009.............               177        11,193,532         447,891         24.99           8.2              6.5
2010.............               147         8,190,658         358,544         22.84           6.0              5.2

(1) Total annualized base rent for all leases executed as of December 31, 2000 includes rent for space that is leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 2000.

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

                                                       For the Year Ended
                                                        December 31, (1)
                                                ----------------------------------
                                                  1998        1999        2000
                                                ---------- ----------- -----------
Mall Store sales (in millions)(2).........       $1,105.5    $1,426.3    $1,487.1
                                                ========== ===========  ==========
Minimum rents.............................           7.7%        7.8%        7.9%
Percentage rents..........................            0.3        0.4         0.5
Expense recoveries (3)....................            3.1        3.3         3.5
                                                ---------- ----------- -----------
Mall tenant occupancy costs...............          11.1%       11.5%       11.9%
                                                ========== =========== ===========

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

ASSOCIATED CENTERS

     The sixteen Associated Centers owned at December 31, 2000 were each part of a Mall complex and generally had one or two Anchor tenants and various smaller tenants. Anchor tenants in these centers included such retailers as Books-A-Million, Target, Toys "R" Us, TJ Maxx, and Goody's, which were category dominant retailers that benefited from the regional draw of the Malls. The Associated Centers also generally increase the draw to the total Mall complex.

     Total leasable GLA of the sixteen Associated Centers was approximately 2.5 million square feet, including Anchors, or an average of approximately 156,000 square feet per center. As of December 31, 2000, 94.9% of total leasable GLA at the Associated Centers was occupied. During 2000 the Company opened one Associated Center in Chattanooga, Tennessee.

     In the years ended December 31, 1998, 1999, and 2000, revenues from the Associated Centers represented approximately 3.9%, 3.7% and 4.1%, respectively, of total revenues from the Company's Properties.

     In the years ended December 31, 1998, 1999 and 2000, average tenant sales per square foot at the Associated Centers were approximately $172, $184 and $185, respectively.

     Average base rent per square foot at the Associated Centers increased from $9.78 at December 31, 1999 to $9.88 at December 31, 2000.

     Each of the Associated Centers was developed by the Company, except for WestGate Crossing, Village at Rivergate and Courtyard at Hickory Hollow which were acquired in August 1997, July 1998 and July 1998, respectively. All of the land underlying the Associated Centers is owned in fee simple except for Bonita Crossing.

     Lease   Expirations.   The  following   table  shows  the  scheduled  lease
expirations for the Associated Centers owned as on December 31, 2000 (assuming that none of the tenants exercise renewal options).


                           Associated Center Lease Expiration

                                                                                          Percentage of Total
                                                                                             Represented by
                                                        Approximate                          Expiring Leases
                                                         Mall Store                  ------------------------------
                        Number of    Annualized Base       GLA of       Base Rent     Annualized     Leased Mall
Year Ending              Leases      Rent of Expiring     Expiring      per Square    Base Rent       Store GLA
December 31,            Expiring        Leases (1)         Leases          Foot
- --------------------- -------------- ----------------- --------------- ------------- ------------- ----------------
2001...........                17         $442,630          47,467          $9.32             4.1%            4.4%
2002...........                22          960,929          70,339          13.66              8.8             6.4
2003...........                24        1,158,602         128,650           9.01             10.6            11.8
2004...........                25        1,305,010         178,690           7.30             11.9            16.4
2005...........                21        1,825,523         227,783           8.01             16.7            20.9
2006...........                 7          473,286          44,453          10.65              4.3             4.1
2007...........                 3           96,315           8,476          11.36              0.9             0.8
2008...........                 2          224,500          14,000          16.04              2.1             1.3
2009...........                 9        1,141,451          75,404          15.14             10.4             6.9
2010...........                 4          554,320          59,641           9.29              5.1             5.5

(1) Total annualized base rent for all leases executed as of December 31, 2000 includes 12 months of rent for space that is newly leased but not yet occupied and base rent on ground leases with no square footage but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 2000.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Associated Centers during the year ended December 31, 2000.

                                   Prior Lease         New Lease         Increase                       Increase
                    Total           Base and          Initial Year         per          New Lease         per
    Number          Square       Percentage Rent       Base Rent          Square         Average         Square
  of leases          Feet        per Square Foot    per Square Foot        Foot         Base Rent         Foot
- --------------- --------------- ------------------ ------------------- ------------- ---------------- -------------
      16            50,687            $9.88              $11.04           $1.16          $11.09          $1.21

     The following table sets forth certain information for each of the Associated Centers as of December 31, 2000.

                                            Ownership
                               Year of by Company
         Name of            Opening/Most       and                    Total       Percentage
       Associated              Recent       Operating       Total     Leasable       GLA
     Center/Location         Expansion     Partnership     GLA(1)       GLA(2)    Leased(3)        Anchors
- -------------------------- --------------- ------------- ------------ ----------- ------------ ---------------------
Bonita Crossing...(10)       1997/1999         100%          118,884     118,884      97%        Books-A-Million,
  Meridian, MS                                                                                   TJ Maxx, Office
                                                                                                   Max, The Gap

CoolSprings Crossing..          1992           100%          353,369      53,286     100%           Target(7)
  Nashville, TN                                                                                Service Merchandise,
                                                                                                   Toys "R" Us,
                                                                                                  Lifeway Books

Courtyard at Hickory
 Hollow...............        1979(9)          100%           77,460      77,460     100%        Carmike Cinemas,
 Nashville, TN                                                                                    Just For Feet

Foothills Plaza.......       1983/1986         100%       191,216(4)      71,216     100%           Eckerd(6),
  Maryville, TN                                                                                  Carmike Cinemas

Frontier Square.......          1985           100%          161,615      16,615     100%      Buttrey Food & Drug,
  Cheyenne, WY                                                                                        Target

Georgia Square Plaza..          1984           100%           15,393      15,393        0%
  Athens, GA

Governor's Square Plaza       1985(5)          50%           180,018      57,820     100%      Office Max, Premier
  Clarksville, TN                                                                                 Medical Group,
                                                                                                      Target

Gunbarrel Pointe......          2000           100%          281,525     155,525     100%        Kohl's(11), Target,
  Chattanooga, TN                                                                                    Goody's

Hamilton Corner.......          1990           90%            88,298      88,298      99%      Michael's, Goody's,
  Chattanooga, TN                                                                                  Fresh Market

Hamilton Crossing.....       1987/1994         92%           185,370      92,257      91%            Service
  Chattanooga, TN                                                                                 Merchandise(7)
                                                                                               Toys "R" Us, TJ Maxx

The Landing...........          1999           100%          163,164      85,507      78%          Toys "R" Us,
 Atlanta(Douglasville),GA                                                                         Circuit City,
                                                                                                    Michael's

Madison Plaza.........          1984           75%           153,085      98,690      96%         Food World, TJ
  Huntsville, AL                                                                                  Maxx, Service
                                                                                                   Merchandise

Pemberton Plaza.......          1986           100%           77,893      26,947      87%      Kroger, Blockbuster
 Vicksburg, MS

The Terrace...........          1997           92%           155,987     116,715     100%        Barnes & Noble,
  Chattanooga, TN                                                                                Home Place, Old
                                                                                                  Navy, Staples,
                                                                                                   Circuit City

Village at Rivergate..        1981(9)          100%          166,366     166,366     100%        Target, Just For
   Nashville, TN                                                                                       Feet

WestGate Crossing.....      1985/1999(8)       100%          151,489     151,489     100%       Goody's, Toys "R"
  Spartanburg, SC                                                                                  Us, Old Navy
                                                         ------------ ----------- ------------
Total Associated Centers                                   2,521,131   1,392,466      95%
                                                         ============ =========== ===========

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2) Includes leasable Anchors.
(3) Includes tenants with executed leases at December 31, 2000. Calculation includes leased Anchors.
(4) Total GLA include, but total leasable GLA and percentage GLA leased excluding a furniture store of 80,000 square feet owned by others. Carmike Cinemas is subject to a ground lease (40,000 square feet of GLA).
(5) Originally opened in 1985, and was acquired by the Company in June 1997.
(6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease and is subleased to Dollar General.
(7) Owned by tenant.
(8) Originally opened in 1985, and was acquired by the Company in August 1997.
(9) Acquired by the Company in July 1998.
(10)The land is ground leased through June 2015 with options to extend through June 2035. The annual rent is $14,355 increasing by 6% each year.
(11)Opened in March 2001.

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

     The Company's Community Center developments in the 1980's were generally anchored by supermarkets, and, in certain cases, by drug stores. Management's current focus has expanded to include the development of larger centers, anchored by mass merchandisers and department stores, while continuing the development of smaller centers anchored by supermarkets and drug stores. Recently completed Community Centers include centers in Richmond Virginia and Spring Hill, Florida. Anchors at these new centers include, Home Depot, Sears, Belk, Goody's and , Wal*Mart. During 2000, the Company sold thirteen Community Centers for total proceeds of $51 million and totaling 799,000 square feet. The proceeds were primarily used to retire debt. The Company also sold one Community Center Jean Ribaut Square in Beaufort, South Carolina in February 2001. The net proceeds of $5.8 million were placed in escrow in anticipation of a like-kind exchange of properties under section 1031 of the Code.

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

     Total GLA of the 72 Community Centers is approximately 9.1 million square feet, or an average of approximately 126,000 square feet per center. Excluding power centers the average is 107,000 square feet per center. As of December 31, 2000, 97.8% of total leasable GLA at the Community Centers was leased.

     In the years ended  December 31,  1998,  1999 and 2000,  revenues  from the
Community   Centers   represented   approximately   19.6%,   17.8%  and   17.5%,
respectively, of total revenues from the Company's Properties.

     Occupancy at the Community Centers increased from 97.7% at December 31, 1999 to 97.8% at December 31, 2000.

     Average base rent per square foot at the Community Centers increased from $8.32 at December 31, 1999, to $8.85 at December 31, 2000.

     As of December 31, 2000, Food Lion, a major regional supermarket operator with headquarters in North Carolina served as an anchor tenant in 27 of the Company's Community Centers. For the year ended December 31, 2000, Food Lion accounted for approximately 1.7% of the revenues generated by the Company's Properties.

     With the exception of Suburban Plaza, Sutton Plaza, Lions Head Village and the Market Place at Flower Mound, which were acquired by the Company in March 1995, January 1997, July 1998 and March 2000, respectively, each of the Community Centers was developed by the Company.

     The following table summarizes the percentage of total leasable GLA leased, average base rent per square foot (excluding percentage rent) and tenant sales per square foot at the Community Centers for each of the last five years.


                          Community Center Summary Information

                                                           Average
                                           Percentage     Base Rent          Tenant
Year Ended                                     GLA        Per Square       Sales Per
December 31,                               Leased (1)      Foot (2)     Square Foot (3)
- ----------------------------------------- -------------- ------------- -------------------
1996.................................         97.2%             $6.94                $210
1997.................................         97.6%              7.42                 221
1998.................................         97.0%              8.22                 220
1999.................................         97.7%              8.32                 214
2000.................................         97.8%              8.85                 213

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

     Lease Expirations. The following table shows the scheduled lease expirations for the Community Centers owned on December 31, 2000 (assuming that none of the tenants exercise renewal options).

                                          Community Center Lease Expiration

                                                                                          Percentage of Total
                                                                                             Represented by
                                                        Approximate                          Expiring Leases
                                                         Mall Store                  ------------------------------
                        Number of    Annualized Base       GLA of       Base Rent     Annualized     Leased Mall
Year Ending              Leases      Rent of Expiring     Expiring      per Square    Base Rent       Store GLA
December 31,            Expiring        Leases (1)         Leases          Foot
- --------------------- -------------- ----------------- --------------- ------------- ------------- ----------------
2001..............                71        $1,696,086        185,464         $9.15           3.7%            3.4%
2002..............               129         3,635,937        457,901          7.94            8.0             8.5
2003..............               125         3,952,969        584,816          6.76            8.7            10.8
2004..............                96         3,394,916        355,729          9.54            7.4             6.6
2005..............                82         3,330,741        387,562          8.59            7.3             7.2
2006..............                23         1,381,458        269,309          5.13            3.0             5.0
2007..............                19         1,535,460        178,553          8.60            3.4             3.3
2008..............                21         2,419,904        234,428         10.32            5.3             4.3
2009..............                21         3,789,875        398,381          9.51            8.3             7.4
2010..............                20         1,558,331        247,915          6.29            3.4             4.6

(1) Total annualized base rent for all leases executed as of December 31, 2000 includes 12 months of rent for space that is newly leased but not yet occupied and base rent on ground leases with no square footage but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases for periods after December 31, 2000.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Community Centers during the year ended December 1, 2000.

                                   Prior Lease         New Lease
                    Total           Base and          Initial Year       Increase       New Lease       Increase
    Number          Square       Percentage Rent       Base Rent        per Square       Average       per Square
  of leases          Feet        per Square Foot    per Square Foot        Foot         Base Rent         Foot
- --------------- --------------- ------------------ ------------------- ------------- ---------------- -------------
     151           322,809           $10.34              $11.14           $0.80          $11.53          $1.19

     The following table sets forth certain information for each of the Company's Community Centers at December 31, 2000.

                              Ownership
                   Year of    by
                   Opening/   Company                                                                 Square
                   Most       and                   Total     Percentage                              Feet         Fee or     Number
Name of Community  Recent     Operating     Total   Leasable  GLA                                     Of Anchor    Ground      of
Center/Location    Expansion  Partnership   GLA(1)  GLA(2)    Leased(3)           Anchors             Vacancies    Lease      Stores
- ---------------    ---------  -----------   ------- --------- ---------  ------------------------     ----------   ------     ------
Anderson Plaza        1983/1994      100%    46,258    46,258    100%      Food Lion, Eckerd(7)         8,640        Fee         4
 Greenwood, SC

Bartow Village           1990        100%    40,520    40,520     97%    Food Lion, Family Dollar        None        Fee         5
 Bartow, FL

Beach Crossing           1984        100%    45,790    45,790     88%        Food Lion(4), CVS           None        Fee         5
 Myrtle Beach, SC

Bennington Place         1994        100%    42,712    42,712    100%            Food Lion               None        Fee         3
 Roanoke, VA

BJ's Plaza               1991        100%   104,233   104,233    100%       BJ's Wholesale Club          None     Ground         1
 Portland, ME                                                                                                      Lease(5)

Briarcliff Square        1989        100%    41,778    41,778     86%            Food Lion               None        Fee         7
 Oak Ridge, TN

Buena Vista Plaza     1989/1997      100%   151,320    17,500      93%     Wal*Mart, Winn Dixie          None        Fee         8
 Columbus, GA

Bulloch Plaza            1986        100%    34,400    34,400      96%           Food Lion               None        Fee         2
 Statesboro, GA

Capital Crossing         1995        100%    83,700    83,700    100%      Lowe's Food, Staples          None        Fee         2
 Raleigh, NC

Cedar Bluff Crossing  1987/1996      100%    53,050    53,050    100%            Food Lion               None        Fee        12
 Knoxville, TN

Cedar Plaza              1988        100%    95,000    50,000    100%         Quality Stores             None        Fee         5
 Cedar Springs, MI

Chester Square           1997        100%    64,844    64,844      60%            Kroger                 None        Fee         5
 Richmond, VA

Chesterfield Crossing    2000        100%   404,258    52,986    100%      Home Depot, Wal*Mart          None        Fee        10
 Richmond, VA

Chestnut Hills           1982        100%    68,364    68,364      92%           JCPenney                None        Fee        10
 Murray, KY

Coastal Way              2000        100%   170,875   170,875     98%           Belk, Sears              None        Fee        11
  Spring Hill, FL

Colleton Square          1986        100%    31,000    31,000     96%          Food Lion(4)              None        Fee         4
  Walterboro, SC


                              Ownership
                   Year of    by
                   Opening/   Company                                                                 Square
                   Most       and                   Total     Percentage                              Feet         Fee or     Number
Name of Community  Recent     Operating     Total   Leasable  GLA                                     Of Anchor    Ground      of
Center/Location    Expansion  Partnership   GLA(1)  GLA(2)    Leased(3)           Anchors             Vacancies    Lease      Stores
- ---------------    ---------  -----------   ------- --------- ---------  ------------------------     ----------   ------     ------

Collins Park Commons     1989        100%    37,400    37,400     94%       Tractor Supply Co.           None     Ground         5
 Plant City, FL                                                                                                    Lease(6)

Conway Plaza             1985        100%    33,000    33,000     92%          Food Lion(7)             21,000    Ground         7
 Conway, SC                                                                                                        Lease(8)

Cosby Station         1994/1995      100%    77,811    77,811     94%             Publix                 None        Fee        11
 Douglasville, GA

Cortlandt Towne Center1997/1998      100%   763,260   630,017    100%    Marshalls, Wal*Mart, Home      53,000       Fee        34
 Cortlandt, NY                                                           Depot, A & P Food Store,
                                                                        Seaman Furniture, Barnes &
                                                                        Noble, Office Max, PetsMart

County Park Plaza        1982        100%    60,750    60,750    100%              Bi-Lo                 None        Fee         4
 Scottsboro, AL

Devonshire Place         1996        100%   104,414   104,414    100%      Lowe's Food, Kinetix,         None     Ground         4
 Cary, NC                                                                      Borders Books                       Lease(9)

East Ridge Crossing      1988        100%    58,950    58,950    100%            Food Lion               None        Fee        13
 Chattanooga, TN

East Towne Crossing   1989/1990      100%   158,751    70,011    100%   Home Depot, Regal Cinemas,       None        Fee         8
 Knoxville, TN                                                                   Food Lion

58 Crossing              1988        100%    49,984    49,984    100%        Food Lion, CVS(7)           None        Fee         9
 Chattanooga, TN

Garden City Plaza     1984/1991      100%   188,446    76,246      96%      Wal*Mart, JCPenney           None        Fee        16
 Garden City, KS

Girvin Plaza             1990        100%    78,419    78,419     88%           Winn Dixie               None        Fee        13
 Jacksonville, FL

Greenport Towne Centre   1994        100%   191,622    75,525    100%     Wal*Mart, Price-Chopper        None        Fee         3
 Hudson, NY

Hampton Plaza            1990        100%    44,420    44,420     97%          Food Lion(4)              None        Fee         8
 Tampa, FL

Henderson Square         1995        100%   268,327   164,329     97%     JCPenney, Belk Leggett,        None        Fee        13
 Henderson, NC                                                               Goody's, Wal*Mart

Jasper Square         1986/1990      100%    95,950    50,550    100%         Lowe's, Goody's            None        Fee         7
 Jasper, AL

                              Ownership
                   Year of    by
                   Opening/   Company                                                                 Square
                   Most       and                   Total     Percentage                              Feet         Fee or     Number
Name of Community  Recent     Operating     Total   Leasable  GLA                                     Of Anchor    Ground      of
Center/Location    Expansion  Partnership   GLA(1)  GLA(2)    Leased(3)           Anchors             Vacancies    Lease      Stores
- ---------------    ---------  -----------   ------- --------- ---------  ------------------------     ----------   ------     ------

Jean Ribaut (20)      1977/1993      100%   223,497   223,497      98%      Belk, KMart, Bi-Lo           None        Fee        17
 Beaufort, SC

Keystone Crossing        1989        100%    40,400    40,400    100%            Food Lion               None        Fee         5
 Tampa, FL

Kingston Overlook     1996/1997      100%   119,350   119,350    100%   Baby Superstore, Michael's       None     Fee/           3
 Knoxville, TN                                                                                                    Ground
                                                                                                                  Lease(10)

Lady's Island         1983/1993      100%    60,687    60,687    100%       Winn Dixie, Eckerd           None        Fee         9
 Beaufort, SC

LaGrange Commons         1996        100%    59,340    59,340    100%        A & P Food Store            None        Fee         9
 LaGrange, NY

Lions Head Village     1980(19)      100%    99,165    99,165    100%      Steinmart, Office Max         None        Fee        15
 Nashville, TN

Longview Crossing        1988        100%    40,598    40,598    100%            Food Lion               None     Ground         3
 Hickory, NC                                                                                                      Lease(11)

Lunenburg Crossing       1994        100%   198,115    25,515     92%      Wal*Mart, Shop'n Save         None        Fee         7
 Lunenburg, MA

Marketplace at Flower    1999        100%   118,722   118,722     84%           Winn Dixie               None        Fee        17
 Mound
 Flower Mound, TX

Massard Crossing         1997        100%   290,717    88,410    100%   Wal*Mart, TJ Maxx, Goody's,      None        Fee        14
 Ft. Smith, AR                                                                     Cato

North Creek Plaza        1983        100%    28,500    28,500    100%            Food Lion               None        Fee         2
 Greenwood, SC

North Haven Crossing     1993        100%   104,612   104,612    100%    Sports Authority, Office        None        Fee         6
 North Haven, CT                                                            Max, Barnes & Noble

Northridge Plaza      1984/1988      100%   129,570    79,570     99%   Winn Dixie(7), Eckerd, P.B.     35,922       Fee        16
 Hilton Head, SC                                                                  Realty

Northwoods Plaza      1983/1992      100%    32,705    32,705    100%            Food Lion               None        Fee         2
 Albemarle, NC

Oaks Crossing         1990/1993      100%   144,998    27,300    100%    Wal*Mart, Buck's Variety        None        Fee        10
 Otsego, MI



                              Ownership
                   Year of    by
                   Opening/   Company                                                                 Square
                   Most       and                   Total     Percentage                              Feet         Fee or     Number
Name of Community  Recent     Operating     Total   Leasable  GLA                                     Of Anchor    Ground      of
Center/Location    Expansion  Partnership   GLA(1)  GLA(2)    Leased(3)           Anchors             Vacancies    Lease      Stores
- ---------------    ---------  -----------   ------- --------- ---------  ------------------------     ----------   ------     ------

Orange Plaza             1983        100%    46,875    46,875    100%     Food World (12), Dollar       24,900       Fee         9
 Roanoke, VA                                                                      General

Park Village             1990        100%    48,505    48,505    100%    Food Lion, Family Dollar        None        Fee        11
 Lakeland, FL

Perimeter Place       1985/1988      100%   156,945    54,525    100%      Home Depot, Fred's(7)        22,500       Fee        17
 Chattanooga, TN

Rawlinson Place          1987        100%    35,750    35,750    100%          Food Lion(7)             25,000       Fee         7
 Rock Hills, SC

Rhett at Remount      1983/1994      100%    42,628    42,628    100%      Food Lion, Eckerd(7)          8640        Fee         3
 Charleston, SC

Salem Crossing           1997        100%   289,348    92,420    100%        Kroger, Wal*Mart            None        Fee        17
 Virginia Beach, VA

Sand Lake Corners        1999        100%   558,630   155,250     93%    Lowe's, Bealls, Wal*Mart,       None        Fee        27
 Orlando, FL                                                                 Petsmart, Staples

Sattler Square           1989        100%   132,746    94,760    100%   Quality Stores, Perry Drug       None        Fee        15
 Big Rapids, MI

Seacoast Shopping Cent   1991        100%   208,690    91,690     98%   Wal*Mart, Shaw's Supermarket      None        Fee        13
 Seabrook, NH

Shenandoah Crossing      1988        100%    28,600    28,600    100%          Food Lion(7)             25,000       Fee         2
 Roanoke, VA

Signal Hills Village  1987/1989      100%    24,100    24,100    100%              (13)                  None     Ground         9
 Statesville, NC                                                                                                  Lease(14)

Southgate Crossing       1985        100%    40,100    40,100    100%          Food Lion(7)             25,000    Ground         3
 Bristol, TN                                                                                                      Lease(15)

Springhurst Towne        1997        100%   810,539   422,539     99%        Cinemark, Kohl's,           None        Fee        33
 Louisville, KY                                                            Books A Million, Party
                                                                                  Source,
                                                                        TJ Maxx, Meijer, Old Navy,
                                                                        Target, Fashion Shop, Office
                                                                        Max, Dick's Sporting Goods

Springs Crossing      1987/1996      100%    42,920    42,920    100%      Food Lion, Kerr Drugs         None     Ground         4
 Hickory, NC                                                                                                      Lease(16)

Statesboro Square        1986        100%    41,000    41,000    100%      Food Lion(4), Rentown        25,000       Fee         6
 Statesboro, GA



                              Ownership
                   Year of    by
                   Opening/   Company                                                                 Square
                   Most       and                   Total     Percentage                              Feet         Fee or     Number
Name of Community  Recent     Operating     Total   Leasable  GLA                                     Of Anchor    Ground      of
Center/Location    Expansion  Partnership   GLA(1)  GLA(2)    Leased(3)           Anchors             Vacancies    Lease      Stores
- ---------------    ---------  -----------   ------- --------- ---------  ------------------------     ----------   ------     ------

Stone East Plaza         1983        100%    45,259    45,259    100%          Food Lion(4)              None        Fee        10
 Kingsport, TN

Strawbridge Market Pla   1997        100%    43,764    43,764    100%          Regal Cinema              None        Fee         1
 Virginia Beach, VA

Suburban Plaza           1995        100%   129,259   127,259      87%  Toys "R" Us, Barnes & Noble      None        Fee        18
 Knoxville, TN

Sutton Plaza           1972(17)      100%   150,035   150,035    100%     A & P Food Store, Ames         None        Fee        14
 Mt. Olive, NJ

34th St. Crossing        1989        100%    51,120    51,120    100%    Food Lion, Family Dollar        None        Fee        11
 St. Petersburg, FL

Uvalde Plaza          1987/1992       75%   111,160    34,000    100%        Wal*Mart, Beall's           None        Fee         8
 Uvalde, TX

Valley Commons        1988/1994      100%    45,580    45,580     97%            Food Lion               None        Fee         9
 Salem, VA

Valley Crossing       1988/1991      100%   186,077   186,077     93%    Goody's, TJ Maxx, Office        None        Fee        20
 Hickory, NC                                                              Depot, Rack Room Shoes,
                                                                        Circuit City, Factory Card
                                                                                  Outlet

The Village at Wexford   1990        100%   102,450    72,450    100%       Quality Stores(18)           None        Fee         8
 Cadillac, MI

Village Square        1990/1993      100%   163,294    27,050    100%      Wal*Mart, Fashion Bug         None        Fee        12
 Houghton Lake, MI

Willow Springs Plaza  1991/1994      100%   224,910   130,910    100%     Home Depot, Office Max,        None        Fee        11
 Nashua, NH                                                                 JCPenney Home Store
                                          --------- ---------    ---
Total Community Centers                   9,140,865 5,883,371    98%
                                          ========= =========    ===



(1)   Includes the total square footage of the Anchors (whether owned by others or leased by the Anchor) and shops. Does not include future expansion areas.
(2)   Includes leasable Anchors.
(3)   Includes tenants paying rent on executed leases on December 31, 2000.  Calculation includes leased Anchors.
(4)   Tenant has closed its store but is continuing to meet its financial obligation and is sub-leasing the space.
(5)   Ground  Lease term  extends to 2051  including  four  10-year  extensions.  Lessee has an option to purchase and a right of first refusal to purchase the fee.
(6)   Ground Lease term extends to 2049 including three 10-year extensions.
      Lessor receives a share of percentage rents during initial term and extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(7)   Represents a tenant which has closed its store but is continuing to meet its financial obligations under its lease.
(8)   Ground  Lease term extends to 2055  including  two 20-year  extensions.  During  extension  periods,  lessor receives a share of percentage rents. Lessee has a right of first refusal to purchase the fee. Lessor receives a share of sale proceeds upon sale of the center to a third party only if sale occurs while fee is subordinated to a mortgage.
(9)   Ground lease extends to 2076 including 12 five year options.  Lessor receives no additional rent.
(10)  Ground lease for an out-parcel extends to 2046 including 4 ten year options.  Lessor receives 20% of percentage rentals.
(11)  Ground  Lease term extends to 2049  including  three  10-year  extensions.  Lessor  receives a share of  percentage rents during initial term and extensions.  Lessee has a right of first refusal to purchase the fee.
(12)  Represents a Food World which has closed its store but is continuing to meet its financial obligations under its lease and is sub-leasing the space.
(13)  Signal Hills Village is part of Signal Hills Crossing, a Property on which the Company holds a Mortgage.
(14)  Ground  Lease term  extends to 2084.  Rent for  entire  term has been  prepaid.  Lessee has an option to  purchase the fee under certain circumstances.
(15)  Ground Lease term extends to 2055 including one 20-year extension.
      Commencing in 2005, rental will be the greater of base rent or a share of the revenue from the center. Lessee has a right of first refusal to purchase the fee.
(16)  Ground Lease term extends to 2048 including three 10-year extensions.
      Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(17)  Sutton Place opened in 1972 and was acquired by the Company in January 1997 and expanded in 2000.
(18)  Quality Stores has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate of 8.33%.
(19)  Lionshead opened in 1980 and was acquired by the Company in July 1998 and was expanded in 2000.
(20)  Sold in February 2001.


MORTGAGES

     The Company owns certain Mortgages which were granted prior to the Offering in connection with sales by CBL of properties which it had previously developed.

     The Company holds fee mortgages on seven community centers, which mortgages had, as of December 31, 2000, an aggregate outstanding principal balance of $7.2 million. Such mortgages entitle the Company to receive substantially all of such properties' current cash flow in the form of periodic debt service payments. The encumbered properties all opened between 1981 and 1984 and have one Anchor vacancy.

     In the years ended December 31, 1998, 1999, and 2000, revenues from the Mortgages represented approximately 0.7%, 0.6%, and 0.3%, respectively, of total revenues from the Company's Properties.

     The following table sets forth certain additional information regarding the Mortgages as of December 31, 2000.

                                           Mortgage Information                                   Center Information
                        --------------------------------------------------- --------------------------------------------------------
                          Annual     Principal     Annual                             Total       Percentage                Number
Name of Center/          Interest    Balance as     Debt       Maturity       Total     Leasable      GLA                     of
Location                   Rate     of 12/31/00    Service       Date        GLA(1)       GLA      Leased(2)    Anchors     Stores
- ----------------------- ----------- ------------- ---------- -------------- ---------- ---------- ------------ ----------- ---------
BI-LO South............      9.50%        $1,206       $175    Dec-2006      56,557     56,557           100%  BI-LO,             7
  Cleveland, TN                                                                                                Rite-Aid

Gaston Square..........      11.00         1,665        179    Dec-2001       33,640    33,640            100  Food               4
  Gastonia, NC                                                                                                 Lion,
                                                                                                               Eckerd

Inlet Crossing.........      11.00         1,443        327    Dec-2001       55,248     55,248           100  Food Lion         13
  Myrtle Beach, SC

Olde Brainerd Centre...        9.5            14         35    Dec-2006       57,293     57,293           100  Bi-LO              7
  Chattanooga, TN

Signal Hills Crossing..      11.00         2,049        244    Dec-2001       44,220     44,220           100  Food               6
  Statesville, NC                                                                                              Lion(3)

Soddy Daisy Plaza......        9.5           173         48    Dec-2006      100,095    47,325            100  Wal*Mart,          5
  Soddy Daisy, TN                                                                                              Bi-Lo, CVS

University Crossing....       8.75           650         79    Feb-2010      101,964    20,053            N/A  Sears              8
  Pueblo, CO
                                    ------------- ----------                ---------- ---------- ------------             --------
  Total................                   $7,200     $1,087                  449,017    314,336      100%                        50
                                    ============= ==========                ========== ========== ============             ========

 (1) Includes Anchors.
(2)  Includes all leases executed on or before December 31, 2000.  Leased GLA includes non-Anchor GLA and leased Anchor GLA.
(3)  Tenant has closed but is continuing to meet its financial obligation.

     Office Building

     The Company owns a 95% interest in a 49,082 square foot office building in Chattanooga, Tennessee in which the Company's headquarters are located. The Company occupies 34,470 square feet or 70% of the total square footage of the Office Building. The Office Building is 100% occupied.

Top 25 Tenants

     The following table sets forth the Company's top 25 tenants based upon a percentage of total revenues from the Company's Properties owned on December 31, 2000.

                                                           % OF               NUMBER OF
     RANK                  TENANT                         REVENUES               STORES           SQUARE FEET
- ---------- --------------------------------------- ----------------------- ------------------ --------------------
        1  Limited, Inc., The...................                    5.10%                 80              658,961

        2  Venator Group, Inc...................                    2.46%                 74              234,516

        3  Gap Inc., The........................                    2.13%                 36              346,290

        4  JCPenney Co. Inc.....................                    1.79%                 32            2,839,343

        5  Food Lion............................                    1.70%                 27              691,905

        6  Goody's Family Clothing, Inc.........                    1.45%                 17              585,733

        7  Intimate Brands. ....................                    1.43%                 41              164,810

        8  Shoe Show, The.......................                    0.98%                 27              127,800

        9  Regal Cinemas, Inc...................                    0.98%                  6              221,135

       10  Camelot - Transworld Entertainment...                    0.98%                 25               92,476

       11  American Eagle Outfitters............                    0.94%                 20               87,992

       12  Sears, Roebuck, & Co.................                    0.88%                 27            2,914,307

       13  Barnes & Noble, Inc..................                    0.86%                 12              137,127

       14  Regis Corporation, The...............                    0.86%                 62               69,433

       15  Great Atlantic and Pacific...........                    0.86%                  3              168,496

       16  Footstar.............................                    0.86%                 15              116,100

       17  Consolidated Stores Corporation......                    0.83%                 26               91,575

       18  Carmike Cinema.......................                    0.80%                  9              214,235

       19  Claire's Boutiques, Inc..............                    0.76%                 53               55,862

       20  Homeplace Stores Two, Inc............                    0.67%                  3              159,465

       21  Office Max, Inc......................                    0.65%                  6              151,224

       22  Belk Atlanta Group Office............                    0.62%                  8              688,497

       23  United Artists Theatre...............                    0.61%                  5              151,854

       24  Kirkland's...........................                    0.60%                 17               69,811

       25  Tandy Corporation....................                    0.58%                 33               78,426

MORTGAGE DEBT AND RATIO TO TOTAL MARKET CAPITALIZATION

     As of December 31, 2000, the Operating Partnership's proportionate share of indebtedness of all Properties (whether or not consolidated for financial statement reporting purposes, including the Construction Properties) was approximately $1.452 billion. The Company's total market capitalization (the aggregate market value of the Company's outstanding shares of Common and Preferred Stock, assuming the full exchange of the limited partnership interests in the Operating Partnership for Common Stock, plus the $1.452 billion total debt of the Operating Partnership) as of December 31, 2000 was $2.4 billion. Accordingly, the Company's debt to total market capitalization ratio as of December 31, 2000 was 59.4%. The debt to total market capitalization ratio, which is based upon the Company's proportionate share of consolidated and unconsolidated indebtedness and market values of equity, differs from debt-to-book capitalization ratios, which are based upon consolidated indebtedness and book values.

     The following table sets forth certain information regarding the mortgages and secured lines of credit encumbering the Properties.

                                          MORTGAGE DEBT

                                     (Dollars in thousands)
                                  Mortgage Loans Outstanding in
                              Whole or in Part at December 31, 2000
                             -------------------------------------
                            Ownership
                            Share of                                                                      Estimated   Earliest
                            Company                                  Annual,                              Balloon     Date at
                            and          Annual      Principal       all           Annual                 Payment     Which Loans
Center Pledged              Operating    Interest    Balance as of   Interest      Debt       Maturity    Due on      Can Be
As Collateral               Partnership  Rate        12/31/00(1)     Payment(2)    Service    Date        Maturity    Prepaid(3)
- --------------------------- ----------- ------------ --------------- ------------ ---------- ------------ ----------- --------------
Malls:
Arbor Place.........              100%       7.809%(4)      $99,300       $7,754     $7,754     Jun-2001     $99,299         --
Asheville Mall......              100%       7.563%(4)       51,000        3,857      3,857     Apr-2002      51,000         --
Bonita Lakes Mall...              100%       6.820%          28,936        1,973      2,503     Oct-2009      22,539   Oct-2003(15)
Burnsville Center...              100%       8.000%          74,184        5,935      6,900     Aug-2010      60,341    Sep-2005(9)
College Square......              100%       6.750%          14,726          994      1,726     Sep-2013          --         -- (5)
Coolsprings Galleria              100%       8.290%          64,654        5,360      6,636     Oct-2010      47,827    Oct-2000(6)
Frontier Mall.......              100%      10.000%           1,960          196      2,220     Dec-2001          --         -- (7)
Governor's Square...               48%       8.230%          34,538        2,855      3,476     Sep-2016      14,454    Sep-2001(8)
Hamilton Place......               90%       7.000%          70,251        4,918      6,361     Mar-2007      59,505         -- (9)
Hickory Hollow Mall.              100%       6.770%          93,775        6,349      7,723     Aug-2008      80,847    May-2008(9)
Janesville Mall.....              100%       8.375%          16,010        1,341      1,857     Apr-2016          --         --
Madison Square......               50%       9.250%          47,651        4,408      4,936     Mar-2002      46,482   Feb-1997(10)
Meridian Mall.......              100%       7.612%(4)       80,000        6,090      6,090     Aug-2003      80,000         --
Oak Hollow Mall.....               75%       7.310%          49,585        3,625      4,709     Feb-2008      39,567    Feb-2002(9)
Parkway Place.......               50%       8.094%(4)       11,253          911        911     Sep-2001      11,253         --
Plaza del Sol.......               51%       9.150%           5,092          463        796     Aug-2010          --    Sep-2001(9)
Rivergate Mall......              100%       6.770%          75,789        5,131      6,241     Aug-2008      65,340    May-2008(9)
Springdale Mall.....              100%       7.867%(4)       21,683        1,704      1,704     Nov-2001      19,950          --
St. Clair Square....              100%       7.000%          73,047        5,113      6,361     Apr-2009      58,975         --(11)
Stroud Mall ........              100%       8.420%          32,500        2,736      2,977     Dec 2010      29,385         --
Turtle Creek Mall...              100%       7.400%          32,868        2,432      2,966     Mar-2006      26,992    Mar-1999(9)
Walnut Square...(12)              100%      10.125%             729           74        194     Feb-2008          --         --(17)
Walnut Square.......              100%       9.750%(14)         389           38         38     Feb-2008         389        -- (14)
WestGate Mall.......              100%       6.950%          46,724        3,247      4,819     Feb-2002      45,221   Feb-2002(19)
York Galleria.......              100%       8.340%          52,000        4,337      4,727     Dec-2010      46,932         --
                                                     ---------------
                                    Malls Subtotal:       1,078,644
                                                     ---------------
Associated Centers:

Bonita Lakes Crossing             100%       6.820%           9,067          618        784     Oct-2009       7,062    Oct-2003(9)
Courtyard At Hickory              100%       6.770%           4,366          296        359     Aug-2008       3,764       May-2008
Hollow..............
Georgia Square Plaza              100%       9.000%              12            1         13     Jan-2001          --    Feb-1997(9)
Hamilton Corner.....               90%      10.125%           3,063          310        471     Aug-2011          --         --(21)
Madison Plaza.......               75%      10.125%           1,545          156        537     Feb-2004          --         --(22)
The Landing At Arbor Place        100%       7.111%(4)       11,162          865        865     Jun-2001      11,162         --
The Terrace.........               92%       7.300%          10,147          741      1,047     Sep-2002       9,596         --(20)
Village at Rivergate              100%       6.770%           3,580          242        295     Aug-2008       3,086       May-2008
Westgate Crossing...              100%       8.500%           9,876          839        907     Jul-2010       8,954       Jul-2010
                                                     ---------------
                       Associated Centers Subtotal:          52,818
                                                     ---------------
Community Centers:

Bennington Place....              100%      10.250%             510           52         83     Aug-2010          --   Jul-2000(19)
BJ's Plaza..........              100%      10.400%           3,112          324        476     Dec-2011          --         --(16)
Briarcliff Square...              100%      10.375%           1,556          161        226  Feb-2013(20)         --   Feb-1998(21)
Cedar Bluff Crossing              100%      10.625%           1,129          120        230     Aug-2007          --   Jan-2008(22)
Colleton Square.....              100%       9.375%             909           85        143  Aug-2010(24)         --   Aug-1998(19)
Collins Park Commons              100%      10.250%             727           74        202     Oct-2010          --  Sept-2000(19)
Cortlandt Town Center             100%       6.900%          51,949        3,584      4,539     Aug-2008      42,342    Aug-2003(9)
Cosby Station.......              100%       8.500%           3,959          337        490     Sep-2014          --   Sep-2001(25)
East Ridge Crossing.              100%      10.125%             689           70        324     May-2003          --   Jan-2001(26)
Fifty-Eight Crossing              100%      10.125%             664           67        312     May-2003          --   Jan-2001(26)
Greenport Towne Center            100%       9.000%           4,165          375        529     Sep-2014          --         --(27)
Henderson Square....              100%       7.500%           6,313          473        750     Apr-2014          --   May-2005(28)
Jean Ribaut.........              100%       7.375%           3,661          270        440     Nov-2013       4,019         --(23)
Longview Crossing...              100%      10.250%             405           42        128     Aug-2010          --   Aug-2000(19)

                            Ownership
                            Share of                                                                      Estimated   Earliest
                            Company                                  Annual,                              Balloon     Date at
                            and          Annual      Principal       all           Annual                 Payment     Which Loans
Center Pledged              Operating    Interest    Balance as of   Interest      Debt       Maturity    Due on      Can Be
As Collateral               Partnership  Rate        12/31/00(1)     Payment(2)    Service    Date        Maturity    Prepaid(3)
- --------------------------- ----------- ------------ --------------- ------------ ---------- ------------ ----------- --------------

North Haven Crossing              100%       9.550%           6,740          644      1,225     Oct-2008          --   Oct-1998(30)
Northwoods Plaza....              100%       9.750%           1,178          115        171     Jun-2012          --         --(31)
Perimeter Place.....              100%      10.625%           1,378          146        278     Jan-2008          --   Jan-2008(22)
Sand Lake Corners...              100%    7.846%(4)          14,000        1,098      1,098     Jun-2001      14,012         --
Seacoast Shopping Center          100%       9.750%           5,452          532        721     Sep-2002       5,110   Oct-1997(32)
Shenandoah Crossing.              100%      10.250%             509           52         83     Aug-2010          --   Aug-2000(19)
Springhurst Towne Center          100%       6.650%          22,532        1,498      2,179     Aug-2018      19,714   Aug-2004(35)
Suburban Plaza......              100%       7.875%           8,546          673        870     Jan-2004       6,042         --(36)
Sutton Plaza........              100%    7.860%(4)          12,039          894        894     Aug-2002      12,039         --
34th St. Crossing(33)             100%      10.625%           1,433          152        234     Dec-2010          --   Dec-2000(34)
Uvalde Plaza........               75%      10.625%             660           70        133     Feb-2008          --   Feb-2008(22)
Valley Commons......              100%      10.250%             879           90        142     Oct-2010          --   Oct-2000(19)
Willow Springs Plaza              100%       9.750%           4,567          445        934     Aug-2007         601   Aug-1997(32)
                                                     --------------
                        Community Centers Subtotal:         159,661
                                                     --------------
Construction Properties:

Asheville Mall Expansion          100%       7.947%(4)       24,322        1,933      1,933     Apr-2002      24,322         --
Coastal Way.........              100%       8.071%(4)        7,572          611        611     Dec-2002       7,572         --
Chesterfield Crossing             100%       7.811%(4)        7,093          554        554     Dec-2002       7,083         --
Creekwood Crossing..              100%       8.140%(4)       10,303          839        839     Jul-2002      10,303         --
Gunbarrel Pointe....              100%       8.125%(4)       12,087          982        982     Jan-2002      12,087         --
The Lakes Mall......               90%       7.985%(4)       13,536        1,081      1,081     Mar-2002       9,739         --
Meridian Mall Expansion           100%       7.735%(4)        9,739          753        753     Aug-2003                     --
                                                     --------------
                  Construction Properties Subtotal:          84,652
                                                     ---------------
Other:
Park Place..........               95%      10.000%             952           95        459     Apr-2003          --         --(9)
Other...............               75%       9.500%             167           15         18     Jun-2004          --         --
Credit Lines........              100%       7.69%(37)      146,000 (37)  11,236     11,236      Various     146,000         --
                                                     --------------
                                          Total:     $    1,522,893
                                                     ==============
            Operating Partnership's Share of Total:  $    1,451,564 (38)

 (1) The amount listed includes 100% of the loan amount even though the Company and the Operating Partnership may own less than 100% of the property.
 (2) Interest has been computed by multiplying the annual interest rate by the outstanding principal balance as of December 31, 2000.
 (3) Unless otherwise noted, loans are prepayable at any time.
 (4) The interest rate is floating at various spreads over LIBOR priced at the rates in effect at December 31, 2000.
 (5) Prepayment premium is greater of 1% or modified yield maintenance.
 (6) Prepayment premium is the greater of 1% or yield maintenance after October 1, 2000.
 (7) Prepayment premium is based on yield maintenance (not less than 1%) for any prepayment prior to January, 1997; thereafter, the prepayment premium is 5%, decreasing by 1% per year to a minimum of 1%; there is no prepayment premium during the last 120 days of the loan term.
 (8) Prepayment premium is based on the greater of yield maintenance or 2%.
 (9) Prepayment premium is the greater of 1% or yield maintenance.
(10) Prepayment premium is based on yield maintenance; there is no prepayment premium after October 1, 2001.
(11) Prepayment premium is the greater of 1% or yield maintenance, none last 120 days.
(12) The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(13) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2007.
(14) Interest is floating at 1 1/2% over prime priced at December 31, 2000. The maturity date is 90 days after notice.
(15) Loan is closed to prepayment for the term. Lender shall adjust the interest rate every 5th year of the loan. If borrower does not except the new rate loan may be prepaid at that time without prepayment penalty.
(16) Prepayment penalty is based on yield maintenance.
(17) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium during the last 120 days of the loan term.
(18) Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2003.
(19) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2% there is no prepayment premium during the last 120 days of the loan term.
(20) Lender has option to accelerate loan between March 1, 2001 and February 28, 2002; March 1, 2006 and February 28, 2007; and March 1, 2011 and February 28, 2012.
(21) Prepayment premium is 7%, decreasing by 1% per year to a minimum of 3%.
(22) Loan may not be prepaid.
(23) Open at 21/2% declining1/2of 1% per year beginning December 1999 to a minimum of 1%.
(24) Lender may accelerate loan on July 1, 2007 unless Food Lion exercises an extension option.
(25) Prepayment premium of 7% decreasing by 1% per year to a minimum of 2%; there is no prepayment premium during the last six months of the loan term.
(26) Prepayment premium is 5%, decreasing 1% per year to a minimum of 1%; there is no prepayment premium during the last two years of the loan term.
(27) Prepayment premium is the greater of 10% or 1/12 of the annual yield difference before October 2014. Thereafter the prepayment premium is 1%.
(28) Loan may be prepaid after 9 years. The prepayment premium is the greater of 1% or yield maintenance.
(29) Lender may accelerate loan after January 1, 2008 unless Food Lion exercises an extension option beyond January 1, 2008.
(30) Prepayment premium is the greater of 2% or yield maintenance before October, 1998, afterwards it is the greater of 1% or yield maintenance.
(31) Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 120 days of the loan term.
(32) Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last 90 days of the term.
(33) The note is secured by rent payable by the Food Lion Anchor store.

(34) Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%. There is no loan prepayment premium during the last 90 days of the loan term.
(35) The loan has a rate reset option in August of 2004, 2009 and 2014. The loan can be prepaid in these years if the Company elects not to accept the rate reset. The prepayment premium is the greater of 1% or yield maintenance.
(36) Prepayment penalty is 7.875% until November 2001 then yield maintenance, none last 120 days.
(37) Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 7.69% with various maturities through 2004.
(38) Represents non-recourse indebtedness on Properties and reflects the less than 100% ownership of the Company and the Operating Partnership with respect to certain Properties subject to such indebtedness.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 19, 2001 the Company held a special  meeting of  shareholders in
connection   with  the  Jacobs   transaction,   at  which  special  meeting  the
shareholders:



                    - approved the issuance by the Operating Partnership to Jacobs of up to 13.94 million special common units
                         (SCUs)(18,343,624 votes were cast for the proposal, 384,048 votes were cast against the proposal and 41,652 votes were withheld).

                    - adopted an amendment to the Company's certificate of incorporation which, among other things, modified the Company's share ownership limit to permit the Lebovitz Group (as defined in the Company's certificate of incorporation) and the Jacobs Group (as defined in the proposed amendment) to beneficially or constructively own in the aggregate up to 37.99% of the outstanding shares of common stock of the Company (186,311,871 votes were cast for the proposal, 394,981 votes were cast against the proposal and 62,473 votes were withheld).

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)      Market Information

     The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

     The following table sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.

2000 Quarter Ended                           High               Low
- ----------------------------------      ----------------    -------------
March 31......................                 $22.8750         $20.1250
June 30.......................                  25.6875          20.5625
September 30..................                  25.8750          23.8750
December 31...................                  25.3750          22.5000


1999 Quarter Ended                           High               Low
- ----------------------------------      ----------------    -------------
March 31......................                 $25.9375         $22.1250
June 30.......................                  26.3750          22.6875
September 30..................                  27.0000          22.8125
December 31...................                  24.7500          19.4375

(b)      Holders

     The approximate number of shareholders of record of the Common Stock was 651 as of March 20, 2001.

(c)      Dividends

     The following table sets forth the frequency and amounts of dividends declared and paid for each quarter of the Company's two most recent fiscal years.

Quarter Ended                                   2000             1999
- ----------------------------------           -----------      -----------
March 31.....................                $ 0.5100         $ 0.4875
June 30......................                  0.5100           0.4875
September 30.................                  0.5100           0.4875
December 31..................                  0.5100           0.4875

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

     ITEM 6. SELECTED FINANCIAL DATA The following table sets forth selected fianacial data of the Company, which should be read in conjunction with the finacial statments and notes therto.

Selected Financial Data
(In thousands, except per share data)

                                                                    CBL & Associates Properties, Inc.
                                                  ------------------------------------------------------------------
                                                                         Year Ended December 31,
                                                  ------------------------------------------------------------------
                                                     2000          1999          1998         1997           1996
                                                  ----------    ----------    ----------    ---------     ----------
TOTAL REVENUES                                    $356,488      $317,603      $254,640      $177,604       $146,805
TOTAL EXPENSES                                     280,027       250,139       203,001       135,200        111,012
                                                  ----------    ----------    ----------    ---------     ----------
INCOME FROM OPERATIONS                              76,461        67,464        51,639        42,404         35,793

GAIN ON SALES OF REAL ESTATE ASSETS                 15,989         8,357         4,183         6,040         13,614

EQUITY IN EARNINGS OF
  UNCONSOLIDATED AFFILIATES                          3,684         3,263         2,379         1,916          1,831

MINORITY INTEREST IN EARNINGS:

  Operating Partnership                            (28,507)      (23,264)      (16,258)      (13,819)       (15,468)
  Shopping center properties                        (1,538)       (1,225)         (645)         (508)          (527)
                                                  ----------    ----------    ----------    ---------     ----------
INCOME BEFORE EXTRAORDINARY ITEM                    66,089        54,595        41,298        36,033         35,243

EXTRAORDINARY LOSS ON  EXTINGUISHMENT
   OF DEBT                                            (367)            -          (799)       (1,092)          (820)
                                                  ----------    ----------    ----------    ---------     ----------
NET INCOME                                          65,722        54,595        40,499        34,941         34,423
PREFERRED DIVIDENDS                                 (6,468)       (6,468)       (3,234)            -              -
                                                  ----------    ----------    ----------    ---------     ----------
NET INCOME AVAILABLE TO COMMON
   SHAREHOLDERS                                   $ 59,254      $ 48,127      $ 37,265      $ 34,941       $ 34,423
                                                  ==========    ==========    ==========    =========     ==========
BASIC EARNINGS PER COMMON SHARE:

   Income before extraordinary item               $   2.40      $   1.95      $   1.58      $   1.51       $   1.69
                                                  ==========    ==========    ==========    =========     ==========
   Net income                                     $   2.38      $   1.95      $   1.55      $   1.46       $   1.65
                                                  ==========    ==========    ==========    =========     ==========
   Weighted average common shares outstanding       24,881        24,647        24,079        23,895         20,890

DILUTED EARNINGS PER COMMON SHARE:
   Income before extraordinary item               $   2.38      $   1.94      $   1.56      $   1.49       $   1.68
                                                  ----------    ----------    ----------    ---------     ----------
   Net income                                     $   2.37      $   1.94      $   1.53      $   1.45       $   1.64
                                                  ==========    ==========    ==========    =========     ==========
   Weighted average common shares and potential     25,021        24,834        24,340        24,151         21,022
     dilutive common shares outstanding

Dividends declared per share                       $  2.04       $  1.95       $  1.86       $  1.77        $  1.68

                                                                              December 31,
                                                  ------------------------------------------------------------------
                                                     2000          1999          1998         1997           1996
                                                  ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:
Net investment in real estate assets              $2,040,614    $1,960,554    $1,805,788    $1,142,324    $  987,260
Total assets                                       2,115,565     2,018,838     1,855,347     1,245,025     1,025,925
Total debt                                         1,424,337     1,360,753     1,208,204       741,413       590,295
Minority interest                                    174,665       170,750       168,040       123,897       114,425
Shareholders' equity                                 434,825       419,887       415,782       330,853       272,804

OTHER DATA:
Cash flows provided by (used in):
   Operating activities                           $  117,814    $  114,196    $  89,123     $  60,852     $   54,789
   Investing activities                             (127,073)     (212,141)    (571,332)     (245,884)      (218,016)
   Financing activities                                7,369        99,192      484,912       183,858        164,496
Funds from operations (FFO) 1
 of the Operating Partnership                        132,034       116,273       93,492        76,184         62,398
FFO applicable to the Company                         79,495        78,304       64,941        54,597         43,052

(1) Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO. FFO does not represent cash flow from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements. FFO is recomputed to exclude the add-back of development costs charged to net income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.

     Information included herein may contain "forward-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the Company's other filings with the Securities and Exchange Commission, and elsewere in this Annual Report on Form 10-K for a discussion of such risks and uncertainties.

GENERAL BACKGROUND

     On November 3, 1993, CBL & Associates Properties, Inc. (the "Company") completed an initial public offering of 15,400,000 shares of common stock priced at $19.50 per share (the "Offerings"). In connection with the Offerings, CBL & Associates, Inc. and its affiliates contributed their interests in properties to CBL & Associates Limited Partnership (the "Operating Partnership"). The Company is indirectly the sole general partner and as of December 31, 2000, the majority owner, of the Operating Partnership. As a result, the CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of the Operating Partnership, which included at December 31, 2000, the operations of a portfolio of properties consisting of 26 regional malls, 15 associated centers, two power centers, 70 community centers, an office building, joint venture investments in four regional malls and one associated center, and income from seven mortgages (the"Properties"). As of December 31, 2000, the Operating Partnership had under construction two malls, one community center, one office building, one mall expansion, and owns options to acquire certain shopping center development sites. The consolidated financial statements also include the results of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - stabilized malls which have completed their initial lease-up and new malls which are in their initial lease-up phase. As of December 31, 2000 the new mall category was comprised of Springdale Mall in Mobile, Alabama, which was acquired in September 1997 and is being redeveloped and retenanted; Bonita Lakes Mall in Meridian, Mississippi, which opened in October 1997; Parkway Place in Huntsville, Alabama, which was acquired in December 1998 and is currently being redeveloped; and Arbor Place Mall in Atlanta (Douglasville), Georgia, which opened in October 1999.

     On September 25, 2000, the Company entered into a series of agreements with Jacobs Realty Investors Limited Partnership and certain of its affiliates and partners ("Jacobs") pursuant to which the Company agreed to acquire from Jacobs interests in 21 malls and two associated centers for total consideration of approximately $1.3 billion. The transaction closed on January 31, 2001. Additionally, in a separate transaction, the Company acquired the remaining 50% interest in Madison Square Mall in Huntsville, Alabama. The purchase price was comprised of $124.5 million in cash including closing costs of approximately $12 million; the assumption of $745.5 million in non-recourse mortgage debt; and the issuance of approximately 12.2 million special common units (SCUs) in the Operating Partnership. The cash portion was funded from a new $212 million credit facility provided by a consortium of banks led by Wells Fargo. The Company will close on the remainder of the Jacobs transaction in 2002, at which time it will assume an additional $25.7 million of non-recourse mortgage debt and issue an additional 499,733 SCUs.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

     Mall shop sales, for those tenants who have reported, in the 26 stabilized malls in the Company's portfolio, remained relatively the same on a comparable per square foot basis as shown below:

                                      Year Ended December 31,
                                 ----------------------------------
                                   2000                      1999
                                 --------                   -------
Sales per square foot            $283.00                   $283.75

     Total sales volume in the mall portfolio, including new malls, increased 1.9% to $1.690 billion in 2000 from $1.659 billion in 1999.

     The weighted average occupancy costs as a percentage of sales for the years ended December 31, 2000, 1999 and 1998, for the stabilized malls (excluding malls acquired in 1999 and 1998 from those years) were 11.9%, 11.5% and 11.1%, respectively.


OCCUPANCY

     Occupancy for the Company's overall portfolio increased, with a breakdown by asset category as follows:

                                                         At December 31,
                                                -------------------------------
                                                2000                      1999
                                                -----                     -----
      Stabilized malls                          94.5%                     94.5%
      New malls (1)                             90.4                      91.8
      Associated centers                        94.9                      93.2
      Community centers                         97.8                      97.7
                                                -----                     -----
      Total portfolio                           95.7%                     95.6%
                                                =====                     =====

(1)               Excludes Parkway Place which is under redevelopment.

AVERAGE BASE RENTS

     Average base rents for the Company's three portfolio categories was as follows:

                                                       At December 31,
                                     --------------------------------------------------
                                                                             Percentage
                                      2000                  1999              Increase
                                     --------              -------           ----------
Malls (1)...........................  $21.57                $20.73                4.1%
Associated centers..................    9.88                  9.78                1.0
Community centers...................    8.85                  8.32                6.4

(1)  Excludes Parkway Place which is under redevelopment.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

LEASE ROLLOVERS

     For spaces previously occupied, the Company achieved the following results from rollover leasing for the year ended December 31, 2000, over and above the base and percentage rent paid by the previous tenant:

                                         Per Square           Per Square
                                          Foot Rent           Foot Rent           Percentage
                                       Prior Lease (1)       New Lease (2)          Increase
                                       ---------------       -------------        -----------
Malls..............................        $23.36               $25.75                10.2%
Associated centers.................          9.88                11.09                12.2
Community centers..................         10.34                11.53                11.5

(1)      -        Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
(2)      -        Average base rent over the term of the lease.

     In 2000 and 1999, revenues from the malls represented 77.3% and 76.9%, respectively, of total revenues from consolidated and unconsolidated properties; revenues from associated centers represented 4.1% and 3.7%; revenues from community centers represented 17.5% and 17.8%; and revenues from mortgages and the office building represented 1.1% and 1.6%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


COMPARISON OF RESULTS OF  OPERATIONS  FOR 2000 TO THE RESULTS OF OPERATIONS
FOR 1999

     Total revenues in 2000 increased by $38.9 million, or 12.2%, to $356.5 million compared with $317.6 million in 1999. Of this increase, minimum rents increased by $22.4 million, or 11.1%, to $225.5 million compared with $203.0 million in 1999, percentage rents increased by $1.4 million, or 19.1%, to $8.8 million compared with $7.4 million in 1999; other rents increased by $0.8 million, or 14.8%, to $6.2 million compared with $5.4 million in 1999; and tenant reimbursements increased by $17.0 million, or 18.9%, to $106.8 million compared with $89.8 million in 1999.

     Approximately $22.3 million of the increase in revenues resulted from the ten new centers opened or acquired during 1999 and 2000. The centers opened or acquired in 1999 and contributing to 2000 increases are Arbor Place Mall in
Atlanta (Douglasville) Georgia; The Landing at Arbor Place in Atlanta (Douglasville) Georgia; York Galleria, in York, Pennsylvania; Sand Lake Corner in Orlando, Florida; and Fiddler's Run in Morganton, North Carolina, which were sold in 2000. The six new centers opened or acquired in 2000 are fully described in the Developments, Acquisitions and Expansions section of the annual report. Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $21.8 million of the increased revenues, with the largest increases derived from Rivergate Mall in Nashville, Tennessee, and Meridian Mall in Lansing, Michigan. These increases were offset by a decrease in revenues of $2.2 million from 13 community centers sold in 2000 and a decrease of $3.1 million in management and development fees relating to a one time fee earned in the Company's co-development program in 1999.

     Management, development and leasing fees decreased in 2000 by $3.6 million, or 46.7%, to $4.2 million compared with $7.8 million in 1999. Most of the decrease was due to a one-time fees totaling $3.1 million earned in the co-development program in 1999. The balance of the decrease was due to the reduction in continuing co-development fees. Interest and other income increased in 2000 by $0.9 million, or 21.4%, to $5.1 million compared with $4.2 million in 1999. This increase resulted primarily from the ten new centers opened or acquired over the past 24 months and interest income on the proceeds from community center sales held in escrow during the year.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 2000 by $10.7 million, or 11.1%, to $106.9 million compared with $96.2 million in 1999. This increase is primarily the result of the ten new centers opened or acquired over the past 24 months. The Company's cost recovery ratio, which includes redistribution of utilities, increased to 99.1% in 2000 compared with 93.3% in 1999 due to increases in occupancy at the end of 1999 and continued through calendar year 2000.

     Depreciation and amortization increased in 2000 by $7.1 million, or 13.2%, to $60.6 million compared with $53.5 million in 1999. This increase resulted primarily from depreciation and amortization on the ten new centers opened or acquired over the past 24 months and the Company's capital investment in operating properties.

     Interest expense increased in 2000 by $12.1 million, or 14.7%, to $94.6 million compared with $82.5 million in 1999. This increase is primarily due to increased interest expense on the ten new centers opened or acquired over the past 24 months offset by reductions in interest expense on debt retired with the proceeds from the sales of properties.

     General and administrative expenses increased in 2000 by $1.6 million, or 9.6%, to $17.8 million compared with $16.2 million in 1999. A portion of this increase was due to increases in general overhead in preparation to assume management of The Richard E. Jacobs Group's interest's in 21 malls and two associated centers that were subsequently acquired in January 2001.

     Gain on sales of real estate assets was $16.0 million in 2000 compared with $8.4 million in 1999. The majority of the gain in 2000 is from the $10.5 million gain on 13 community centers sold in 2000. The centers sold were: Centerview Plaza in China Grove, North Carolina; Clark's Pond in South Portland, Maine; Dorchester Crossing in Charleston, South Carolina; Fiddler's Run in Morganton, North Carolina; Genesis Square in Crossville, Tennessee; Hollins Plantation in Roanoke, Virginia; Karns Korner in Knoxville, Tennessee; Lakeshore Station in Gainsville, Georgia; Sparta Crossing in Sparta, Tennessee; Sterling Creek Commons in Portsmouth, Virginia; Tyler Square in Radford, Virginia; University Crossing in Pueblo, Colorado; and Wildwood Plaza in Salem, Virginia. Additional gains were generated by outparcel and pad sales at two centers under development in 2000, Creekwood Crossing in Bradenton, Florida and The Lakes Mall in Muskegon, Michigan, as well as outparcel sales at Sand Lake Corners in Orlando, Florida, which opened in 1999.


COMPARISON OF RESULTS OF  OPERATIONS  FOR 1999 TO THE RESULTS OF OPERATIONS
FOR 1998

     Total revenues in 1999 increased by $63.0 million, or 24.7%, to $317.6 million compared with $254.6 million in 1998. Of this increase, minimum rents increased by $36.4 million, or 21.8%, to $203.0 million compared with $166.6 million in 1998, percentage rents increased by $2.6 million, or 54.8%, to $7.4 million compared with $4.8 million in 1998, other rents increased by $1.4 million, or 35.8%, to $5.4 million compared with $4.0 million in 1998; and tenant reimbursements increased by $15.9 million, or 21.6%, to $89.8 million compared with $73.8 million in 1998.

     Approximately $11.3 million of the increase in revenues resulted from the five new centers opened or acquired during 1999, and $35.9 million of the increase in revenues resulted from the ten new centers opened or acquired during the past 24 months. The centers opened in 1998 and contributing to 1999 increases are Sterling Creek Commons in Portsmouth, Virginia, and 641,000 square feet of expansions. The centers acquired in 1998 and contributing to 1999 increases are Stroud Mall in Stroudsburg, Pennsylvania; Hickory Hollow Mall, Rivergate Mall, Courtyard at Hickory Hollow, Village at Rivergate, and Lions Head Village, all in Nashville, Tennessee; Meridian Mall in Lansing, Michigan; and Janesville Mall in Janesville, Wisconsin. The five new centers opened or acquired in 1999 are Arbor Place Mall in Atlanta (Douglasville), Georgia; The Landing at Arbor Place in Atlanta (Douglasville), Georgia; Sand Lake Corners in Orlando, Florida; and Fiddler's Run in Morganton, North Carolina. Fiddler's Run was sold in March 2000 almost a year after it had opened. Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $12.4 million of the increased revenues, with the largest increases from Hamilton Place in Chattanooga, Tennessee, and St. Clair Square in Fairview Heights, Illinois. New revenues of $3.4 million were from one-time fees earned in the Company's co-development program.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Management, development and leasing fees increased in 1999 by $5.1 million, or 188.9%, to $7.8 million compared with $2.7 million in 1998. Most of the increase was due to one-time fees totaling $3.4 million earned in the co-development program. The balance of the increase was provided from the Company's managed properties and development operations. Interest and other income increased in 1999 by $1.5 million, or 55.0%, to $4.2 million compared with $2.7 million in 1998. This increase resulted primarily from the 15 new centers opened or acquired over the past 24 months.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 1999 by $16.0 million, or 20.0%, to $96.2 million compared with $80.2 million in 1998. This increase is primarily the result of the 15 new centers opened or acquired over the past 24 months. The Company's cost recovery ratio increased to 93.3% in 1999 compared with 92.1% in 1998.

     Depreciation and amortization increased in 1999 by $10.0 million, or 23.0%, to $53.5 million compared with $43.5 million in 1998. This increase resulted primarily from depreciation and amortization on the 15 new centers opened or acquired over the past 24 months.

     Interest expense increased in 1999 by $15.2 million, or 22.5%, to $82.5 million compared with $67.3 million in 1998. This increase is primarily due to increased interest expense on the 15 new centers opened or acquired over the past 24 months.

     General and administrative expenses increased in 1999 by $4.4 million, or 36.9%, to $16.2 million compared with $11.8 million in 1998. This increase was due to increases in state tax expense, payroll, and general overhead.

     Gain on sales of real estate assets was $8.4 million in 1999 compared with $4.2 million in 1998. The majority of the gain in 1999 is from outparcel and pad sales at centers under development in 1999: Chesterfield Crossing in Richmond, Virginia; Arbor Place Mall and The Landing at Arbor Place in Atlanta (Douglasville), Georgia; and Sand Lake Corners in Orlando, Florida. The gain on sales in 1999 also includes gain on the sale of two centers, North Park Plaza in Richmond, Virginia, and a free-standing Regal Cinema in Jacksonville, Florida.


LIQUIDITY AND CAPITAL RESOURCES

     The principal  uses of the Company's  liquidity and capital  resources have historically been for property development, acquisitions, expansion and renovation programs, and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company currently is required to distribute to its shareholders at least 90% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     As of December 31, 2000, the Company had $93.6 million available in unfunded construction loans to be used for completion of construction projects and replenishment of working capital previously used for construction. Additionally, as of December 31, 2000, the Company had obtained revolving credit lines and term loans totaling $240 million, of which $99.0 million was available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a shelf registration statement authorizing shares of the Company's common stock, preferred stock, and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million, with $278 million available as of December 31, 2000. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's capital structure at December 31, 2000, included property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock, and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represented the 25.5% ownership interest in the Operating Partnership held on December 31, 2000 by certain of the Company's current and former executive and senior officers . Additionally, these current and former executive and senior officers and the Company's directors own approximately 2.0 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership on December 31, 2000 of approximately 30.9%. Ownership interests issued to fund acquisitions in 1998 and 1999 represented on December 31, 2000 a 6.5% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would have been approximately 36.9 million shares of common stock outstanding with a market value of approximately $933.9 million at December 31, 2000 (based on the closing price of the Company's common stock of $25.3125 per share on December 31, 2000). The Company's total market equity is $992.8 million at December 31, 2000, including 2.9 million shares of preferred stock (based on the closing price of its preferred stock of $20.50 per share on December 31, 2000). The Company's current and former executive and senior officers' ownership interests had a market value of approximately $288.3 million at December 31, 2000.

     Mortgage debt consists of debt on certain consolidated properties as well as debt on four properties in which the Company owns non-controlling interests, accounted for under the equity method of accounting. At December 31, 2000, the Company's share of funded mortgage debt on its consolidated properties (adjusted for minority investors' interests in seven properties) was $883.2 million and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $42.8 million for total fixed-rate debt obligations of $926.0 million with a weighted average interest rate of 7.5%. Consolidated and unconsolidated variable-rate debt accounted for $525.6 million with a weighted average interest rate of 7.2% (after application of swap instruments). Total debt obligations amounted to $1.452 billion. Variable-rate debt accounted for approximately 36.2% of the Company's total debt and 21.5% of its total capitalization. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $473.0 million of variable-rate debt at a weighted average interest rate of 7.1%. Of the Company's remaining variable-rate debt of $52.6 million, interest rate caps in place of $50.0 million leave $2.6 million of debt subject to variable rates on construction properties and no debt subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The Company's interest rate swap and cap agreements in place at December 31, 2000, are as follows:

           Amount                           Fixed LIBOR
        (in millions)        Swap/Cap        Component       Effective Date       Expiration Date
        -------------        --------       -----------      --------------       ---------------
            $100               swap            6.405%          01/27/2000           01/29/2001
             75                swap            6.610%          02/24/2000           02/24/2001
             50                swap            5.700%          06/11/1998           06/15/2001
             38                swap            5.730%          06/26/1998           06/30/2001
             80                swap            5.490%          09/01/1998           09/01/2001
             80                swap            5.830%          12/22/2000           08/30/2003
             50                cap             7.500%          09/29/2000           10/01/2001

     Subsequent to year end, the Company executed new interest rate swap agreements totaling $140 million at a weighted-average LIBOR interest rate of 5.051%.

     The outstanding balance of $146 million on the Company's credit facilities had a weighted- average interest rate of 7.7% (before applied swap instruments) at December 31, 2000. Each of the credit facilities includes covenants that require the Company to maintain minimum net worth levels, maintain interest and debt coverage ratios, maintain total obligations to capitalized value ratios, and maintain limitations on variable-rate debt. The credit facilities also require that the Company's senior management continue to consist of certain individuals and to

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

maintain certain levels of minority ownership in the Operating Partnership.
The First Tennessee Bank credit facility provides that if the Company completes an offering of its securities, not less than 75% of the net proceeds of any such offering will be applied for the benefit of the Operating Partnership. The following table sets forth the Company's credit facilities at December 31, 2000 (in millions):

Credit Facility        Amount       Current Balance      Maturity
- ----------------      --------      ---------------      -----------
SunTrust                 $10              $10            April 2002
SouthTrust               20               20              March 2004
First Tennessee          80               25              June 2002
Wells Fargo              130              91              September 2002

     During 2000 the Company closed permanent loans of $174 million at a weighted average interest rate of 8.24%. The details of those loans are: in June a $9.9 million loan on Westgate Crossing in Spartanburg, South Carolina, at an interest rate of 8.42%; in July a $5.2 million loan on Plaza Del Sol Mall in Del Rio, Texas, at an interest rate of 9.15% (the Company's share of this loan was $2.6 million); in August a $74.5 million loan on Burnsville Center in Burnsville, Minnesota, at an interest rate of 8.0%; in November a loan of $32.5 million on Stroud Mall in Stroudsburg, Pennsylvania, at an interest rate of 8.42%; and also in November a $52.0 million loan on York Galleria in York, Pennsylvania, at an interest rate of 8.34%. The proceeds of these loans were used to repay existing variable rate indebtedness and to fund distribution to equity partners.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 59.4% at December 31, 2000, compared to 63.0% at December 31, 1999.

     On January 31, 2001, the Company, assumed in connection with the Jacobs acquisition total debt obligations of $745.5 million, including permanent debt of $661.5 million (adjusted for minority interest in one property); variable-rate debt of $12.5 million; and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) of $71.5 million. In addition, the Company closed a $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The outstanding balance under this facility was $115 million at February 28, 2001. Of the revolving component of this facility, $97 million is still available and will be used to fund capital improvements in certain of the acquired properties.

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     During 2000, the Company opened and acquired approximately 1,236,000 square feet of new retail properties consisting of the following:

Project Name                       Location                         Total GLA       Anchors
- ----------------------------       -----------------------------    ----------      -----------------------

ACQUISITION
Marketplace at Flower Mound        Dallas (Flower Mound), Texas      119,000        AMC Theater, Winn Dixie

OPENINGS

Sutton Plaza Expansion             Mt. Olive, New Jersey             28,000         A & P Food Market

Coastal Way                        Spring Hill, Florida              177,000        Belk, Sears

Sand Lake Corners Expansion        Orlando, Florida                  38,000         Staples

Chesterfield Crossing              Richmond, Virginia                406,000        Home Depot, Wal*Mart

Gunbarrel Pointe                   Chattanooga, Tennessee            195,000        Goody's, Target


Asheville Mall Expansion           Asheville, North Carolina         143,000        Belk, Dillards

Meridian Mall                      Lansing (Okemos), Michigan        85,000         Jacobson's

Springdale Mall                    Mobile, Alabama                   45,000         Carmike



     As of February 28, 2001, the Company had approximately 1,901,000 square feet under construction consisting of:

Project Name                       Location                          Total GLA      Opening Date
- ---------------------------        -----------------------------     ----------     ---------------
Meridian Mall Expansion            Lansing (Okemos), Michigan        93,000         March 2001

Gunbarrel Pointe - Kohls           Chattanooga, Tennessee            87,000         March 2001

Creekwood Crossing                 Bradenton, Florida                404,000        April 2001

The Lakes Mall                     Muskegon, Michigan                558,000        August 2001

CBL Center                         Chattanooga, Tennessee            128,000        January 2002

Parkway Place Mall                 Huntsville, Alabama               631,000        October 2002

     On January 31, 2001, the Company acquired Jacobs interests in 21 malls and two associated centers. The total gross leasable area of the 23 properties was
19.2 million square feet, or an average gross leasable area of 914,000 square feet per mall. The gross leasable area of the mall stores in the Jacobs properties was approximately 5.9 million square feet. The malls are located in middle markets predominantly in the Southeast and the Midwest. Additionaly, the Company acquired the remaing 50% interest in Madison Square Mall in Huntsville, Alabama.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditures budget for each property which is intended to provide for all necessary recurring capital improvements and maintenance items. Management believes that its annual operating reserve for maintenance and recurring capital improvements as well as reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 50% to 90% of its funds from operations with the remaining 10% to 50% to be held as a reserve for capital expenditures and continued growth opportunities.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or revolving lines of credit. Funds invested for tenant finish costs are expected to earn a return on that investment.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     For the year ended December 31, 2000, revenue generating capital expenditures, or tenant allowances for improvements, were $10.0 million. These capital expenditures generate a return through increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $7.4 million, the majority of which was for the renovation of Asheville Mall in Asheville, North Carolina, and three community centers. Revenue neutral capital expenditures, such as parking lot and roof repairs that are recovered from the tenants, were $9.6 million in 2000.

Environmental Matter

     The Company believes that the Properties, with the exception of Parkway Place in Huntsville, Alabama, are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge, and emission of hazardous or toxic substances. At Parkway Place asbestos abatement will occur in portions of the existing mall during demolition which will be completed by the end of the second quarter of 2001. The Company has not been notified by any governmental authority and is not otherwise aware of any material noncompliance, liability, or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.

Cash Flows

     Cash flows provided by operating activities for 2000 increased by $3.6 million, or 3.2%, to $117.8 million from $114.2 million in 1999. This increase was primarily due to increases in cash provided from the operations of ten new centers opened or acquired in the last 24 months offset by decreases in cash flow from the sales of properties. Cash flows used in investing activities for 2000 decreased by $85.1 million, or 40.1%, to $127.1 million compared with $212.1 million in 1999. This decrease was primarily due to the smaller number of acquisitions in 2000 compared with the number of acquisitions in 1999. Cash flows provided by financing activities for 2000 decreased by $91.8 million, or 92.6%, to $7.4 million from $99.2 million in 1999. This decrease is primarily due to decreased borrowings related to the acquisition program and the retirement of debt with proceeds from sales of the properties.

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

New Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement; and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company has determined that a portion of its derivative instruments (swap agreements and an interest rate cap agreement) in place are ineffective as defined by SFAS No. 133. The terms of ineffective derivative instruments expire in 2001, thus while the Company may experience some volatility in earnings in interim periods, there will be no effect to current earnings in the Company's financial statements for the year ended December 31, 2001. If the Company had implemented SFAS No. 133 as of December 31, 2000, ineffective derivative instruments would have increased total assets by $514,000 and would have increased net income by $514,000. Effective derivative instruments would have increased liabilities by $262,000 and comprehensive income, also recorded on the balance sheet, would have decreased by $262,000.

Funds from Operations

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties other than the Operating Partnership. The Company computes FFO in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains or losses on outparcel sales would have added to FFO $5.4 million in 2000 compared with $8.4 million in 1999.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the Company). Management also believes that FFO is a widely used measure of the operating performance of REITs and provides a relevant basis for comparison among companies. FFO does not represent cash flow from operations as defined by accounting principles generally accepted in the United States ("GAAP"), is not necessarily indicative of cash from operations available to fund all cash flow needs, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or to cash flows as a measure of liquidity.

     Effective January 1, 2000, NAREIT clarified FFO to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" under accounting principles generally accepted in the United States. The Company implemented this clarification in the first quarter of 2000 and no longer adds back to FFO development costs charged to net income. This amount was $127,000 for the year ended December 31, 2000. For comparatice purposes, the Company has recomputed its 1999 FFO herein to exclude the add-back of development costs charged to net income of $1,674,000.

     In 2000, FFO increased by $15.8 million, or 13.6%, to $132.0 million compared with $116.3 million in 1999. The increase in FFO was primarily attributable to the continuing increase in revenues and income from operations from ten new developments and acquisitions, and increases in occupancy levels and higher rents in the Company's stabilized portfolio offset by FFO decreases from the sales of thirteen properties.

                        CBL & ASSOCIATS PROPERTIES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The Company's calculation of FFO is as follows (in thousands):

                                                          Three Months Ended                  Year Ended
                                                             December 31,                    December 31,
                                                    ---------------------------------------------------------------
                                                        2000            1999             2000            1999
                                                    -------------  ---------------  --------------  ---------------
Income from operations............................  $      20,622  $        17,765  $       76,461  $       67,464

ADD:

Depreciation and amortization
     from consolidated properties.................         15,644           14,676          60,646          53,551

Income from operations of
     unconsolidated affiliates . .................          1,099              844           3,684           3,263

Depreciation and amortization from
     unconsolidated affiliates....................            288              368           1,511           1,619


SUBTRACT:

Minority investors' share of income
     from operations..............................           (516)            (284)         (1,538)         (1,225)

Minority investors' share of depreciation
    and amortization..............................           (245)            (212)           (981)           (920)

Depreciation and amortization of non-real
     estate assets and finance costs..............           (301)            (276)         (1,281)         (1,011)

Preferred dividends...............................         (1,617)          (1,617)         (6,468)         (6,468)
                                                    -------------  ---------------  --------------  ---------------

TOTAL FUNDS FROM OPERATIONS.......................  $      34,974  $        31,264  $      132,034  $      116,273
                                                    =============  ===============  ==============  ===============

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 29, 2001 with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on May 2, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 29, 2001 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 2, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 29, 2001 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 2, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's definitive proxy statement filed on March 29, 2001 with the Commission with respect to its Annual Meeting of Stockholders to be held on May 2, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)  Financial Statements                                           Page Number

     Report of Independent Public Accountants                                59
     CBL & Associates Properties, Inc. Consolidated Balance
     Sheets as of December 31, 2000 and 1999.                                60

     CBL & Associates Properties, Inc. Consolidated
     Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998                                        61

     CBL & Associates Properties, Inc. Consolidated
     Statements of Shareholders' Equity for the Years
     Ended December 31, 2000, 1999 and 1998                                  62

     CBL & Associates Properties, Inc. Consolidated
     Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998                                        63

     Notes to Financial Statements                                           64


(2)  Financial Statement Schedules

     Schedule II Allowance For Credit Losses                                 78
     Schedule III Real Estate and Accumulated Depreciation                   79
     Schedule IV Mortgage Loans on Real Estate                               88

     Financial Statement Schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in the Company's Consolidated Financial Statements in item 14 or are reported elsewhere.

(3)      Exhibits

Exhibit
Number                                      Description

3.1     --   Amended and Restated Certificate of Incorporation of the Company(a)

3.2     --   Certificate of Amendment to the Amended & Restated Certificate
             of Incorporation of the Company (b)

3.3     --   Amended and Restated Bylaws of the Company(a)

4       --   See Amended and Restated Certificate of Incorporation of the
             Company, relating to the Common Stock(a)

10.1    --   Partnership Agreement of the Operating Partnership(a)

10.2    --   Property Management Agreement between the Operating Partnership and the Management Company(a)

10.3    --   Property Management Agreement relating to Retained Properties(a)

10.4.1  --   CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.4.2  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             Charles B. Lebovitz+

10.4.3  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             John N. Foy+

10.4.4  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             Ben S. Landress+

10.4.5  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             Stephen D. Lebovitz+

10.4.6  --   Stock Restriction Agreement, dated December 28, 1994, for
             Charles B. Lebovitz+

10.4.7  --   Stock Restriction Agreement, dated December 2, 1994, for
             John N. Foy+

10.4.8  --   Stock Restriction Agreement, dated December 2, 1994, for
             Ben S. Landress+

10.4.9  --   Stock Restriction Agreement, dated December 2, 1994, for
             Stephen D. Lebovitz+

10.5    --   Indemnification Agreements between the Company and the Management
             Company and their officers and directors(a)

10.6.1  --   Employment Agreement for Charles B. Lebovitz(a)+

10.6.2  --   Employment Agreement for John N. Foy(a)+

10.6.3  --   Employment Agreement for Ben S. Landress(a)+

10.6.4  --   Employment Agreement for Stephen D. Lebovitz(a)+

10.7    --   Subscription Agreement relating to purchase of the Common
             Stock and Preferred Stock of the Management Company(a)

10.8    --   Option Agreement relating to certain Retained Properties(a)

10.9    --   Option Agreement relating to Outparcels(a)

10.10.1 --   Property Partnership Agreement relating to Hamilton Place(a)

10.10.2  --  Property Partnership Agreement relating to CoolSprings
             Galleria(a)

10.11.1 --   Acquisition Option Agreement relating to Hamilton Place(a)

10.11.2 --   Acquisition Option Agreement relating to the Hamilton Place
             Centers(a)

10.12.3 --   Acquisition Option Agreement relating to the Office Building(a)

10.13   --   Loan agreement with South Trust Bank dated January 15 , 1998.(d)

10.14   --   Amended and restated Loan Agreement between CBL & Associates
             Properties , Inc. and First Tennessee Bank National Association
             Dated June 12, 1998 (e)

10.15   --   First Amendment To Third Amended And Restated Credit Agreement and
             Third Amended And Restated Credit Agreement between CBL &
             Associates Properties, Inc. and Wells Fargo Bank, National
             Association, dated August 4, 1998 (e)

10.16   --   Master Contribution Agreement, dated as of September 25, 2000, by and among the Registrant, CBL & Associates Limited Partnership,
             Jacobs Realty Investors Limited Partnership, Richard E. Jacobs, solely as Trustee for the Richard E. Jacobs Revocable Living
             Trust, and Richard E. Jacobs, Solely as Trustee for the David H.
             Jacobs Marital Trust. (f)

10.17   --   Press Release of the Registrant, dated January 31, 2001. (g)

10.18   --   First Amendment to Second Amended and Restated Agreement of
             Limited Partnership of CBL & Associates Limited Partnership. (g)

10.19   --   Terms of Series J Special Common Units of CBL & Associates Limited
             Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of CBL & Associates Limited
             Partnership. (g)

10.20   --   Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Registrant. (g)

10.21   --   Share Ownership Agreement, dated as if January 31, 2001, by and among the Registrant, CBL & Associates, Inc., LebFam, Inc.
             Charles B. Lebovitz, Stephen D. Lebovitz; Jacobs Realty Investors
             Limited Partnership, Richard E. Jacobs, solely as trustee for the Richard E. Jacobs Revocable Living Trust and Richard E. Jacobs solely as trustee for the David H. Jacobs Marital Trust. (g)

10.22   --   Registration Rights Agreement, dated as of January 31, 2001 by and between the Registrant and the Holders of SCU's listed on
             Schedule 1 thereto. (g)

10.23   --   Registration Rights Agreement, dated as of January 31, 2001 by and between the Registrant and Frankel Midland Limited
             Partnership. (i)

10.24   --   Registration Rights Agreement, dated as of January 31, 2001 by and between the Registrant and Hess Abroms Properties of Huntsville. (g)

10.25   --   Loan Agreement, as of the January 31, 2001, by and between CBL
             & Associates Limited Partnership, Wells Fargo Bank, National
             Association, Fleet National Bank, U.S. Bank National Association,
             Commerzbank AG, New York And Grand Cayman Branches, and Keybank
             National Association, together certain other lenders parties thereto pursuant to Section 8.6 thereof. (g)


21      --   Subsidiaries of the Company

23      --   Consent of Arthur Andersen LLP

24      --   Power of Attorney

(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11(No. 33-67372), as filed with the Commission on January 27, 1994.

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

(d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(f) Incorporated by reference from the Registrant's Form 8-K, filed on October 27, 2000.

(g) Incorporated by reference to the Company's 8K filed on February 6, 2001.


+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(4)   Reports on Form 8-K

     An 8-K disclosing the results of a special meeting of shareholders, in connection with the Jacobs transaction, (Item 5: other events) was filed on January 19, 2001.

     The outline from the Company's February 1, 2001 conference call with analysts regarding earnings (Item 5) was filed on February 1, 2001.


     A summary of the Jacobs transaction together with certain of the material agreements associated with the closing of the transaction on January 31, 2001 was filed on February 6, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. CBL & ASSOCIATES PROPERTIES, INC. (Registrant)

                                 By:       /s/ Charles B. Lebovitz
                                    ------------------------------------------
                                               Charles B. Lebovitz
                                             Chairman of the Board,
                                           and Chief Executive Officer
Dated: April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                           Date

 /s/ Charles B. Lebovitz       Chairman of the Board           April 2, 2001
- ------------------------       and Chief
     Charles B. Lebovitz       Executive Officer
                               (Principal Executive Officer)


 /s/ John N. Foy               Vice Chairman of the Board,     April 2, 2001
- ------------------------       Chief Financial Officer and
     John N. Foy               Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)



 /s/ Stephen D. Lebovitz       Director, President             April 2, 2001
- ------------------------       and Secretary
     Stephen D. Lebovitz

 /s/ Claude M.Ballard          Director                        April 2, 2001
- ------------------------
     Claude M. Ballard

 /s/ Leo Fields                Director                        April 2, 2001
- ------------------------
     Leo Fields

 /s/ William J.Poorvu          Director                        April 2, 2001
- ------------------------
     William J. Poorvu

 /s/ Winston W. Walker         Director                        April 2, 2001
- ------------------------
     Winston W. Walker

 /s/ Gary L. Bryenton          Director                        April 2, 2001
- ------------------------
     Gary L. Bryenton

 /s/ Martin J. Cleary          Director                        April 2, 2001
- ------------------------
     Martin J. Cleary

*By: /s/ Charles B. Lebovitz
    ------------------------
         Charles B. Lebovitz   Attorney-in-Fact                April 2, 2001

                          INDEX TO FINANCIAL STATEMENTS



    Report of Independent Public Accountants                              59

CBL & Associates Properties, Inc. Consolidated Balance
  Sheets as of December 31, 2000 and 1999                                 60

CBL & Associates Properties, Inc. Consolidated Statements
  of Operations for the Years Ended
  December 31, 2000, 1999 and 1998                                        61

CBL & Associates Properties, Inc. Consolidated Statements
  of Shareholders' Equity for the Years Ended
  December 31, 2000, 1999 and 1998                                        62

CBL & Associates Properties, Inc. Consolidated Statements
  of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                        63

Notes to Financial Statements                                             64



Schedule II Allowance For Credit Losses                                   78
Schedule III Real Estate and Accumulated Depreciation                     79
Schedule IV  Mortgage Loans on Real Estate                                88

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of CBL & Associates Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of CBL & ASSOCIATES PROPERTIES, INC. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


Chattanooga, Tennessee
January 31, 2001

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

                                                                                     December 31,
                                                                            -------------------------
                                                                                 2000            1999
                                                                            -----------     ----------
ASSETS

REAL ESTATE ASSETS:
  Land                                                                      $  290,366      $  284,881

  Buildings and improvements                                                 1,919,619       1,834,020
                                                                            -----------     ----------
                                                                             2,209,985       2,118,901

      Less: accumulated depreciation                                          (271,046)       (223,548)
                                                                            -----------     ----------
                                                                             1,938,939       1,895,353

  Developments in progress                                                     101,675          65,201
                                                                            -----------     ----------
      Net investment in real estate assets                                   2,040,614       1,960,554

CASH AND CASH EQUIVALENTS                                                        5,184           7,074

RECEIVABLES:
     Tenant, net of allowance for doubtful accounts of
        $1,854 in 2000 and 1999                                                 29,641          21,557

     Other                                                                       3,472           1,536

MORTGAGE NOTES RECEIVABLE                                                        8,756           9,385

OTHER ASSETS                                                                    27,898          18,732
                                                                            -----------     ----------
                                                                            $2,115,565      $2,018,838
                                                                            ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY


MORTGAGE AND OTHER NOTES PAYABLE                                            $1,424,337      $1,360,753

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                        78,228          64,236
                                                                            -----------     ----------
      Total liabilities                                                      1,502,565       1,424,989
                                                                            -----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 14)

DISTRIBUTIONS AND LOSSES IN EXCESS OF
     INVESTMENT IN UNCONSOLIDATED AFFILIATES                                     3,510           3,212
                                                                            -----------     ----------
MINORITY INTERESTS                                                             174,665         170,750
                                                                            -----------     ----------
SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 5,000,000 shares authorized, 2,875,000
shares issued and outstanding in 2000 and 1999                                      29              29

  Common stock, $.01 par value, 95,000,000 shares authorized, 25,067,287
and 24,755,793 shares issued and outstanding in 2000 and 1999, respectively        251             251

  Additional paid-in capital                                                   462,480         455,875

  Accumulated deficit                                                          (27,935)        (36,265)
                                                                            -----------     ----------
    Total shareholders' equity                                                 434,825         419,887
                                                                            -----------     ----------
                                                                            $2,115,565      $2,018,838
                                                                            ===========     ==========

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations
(In thousands, except per share data)

                                                                           Year Ended December 31,
                                                              ---------------------------------------------
                                                                 2000             1999              1998
                                                              ----------       ----------        ----------
REVENUES:
  Rentals:
    Minimum                                                   $225,460         $203,022          $166,630

    Percentage                                                   8,760            7,356             4,751

    Other                                                        6,246            5,442             4,007

  Tenant reimbursements                                        106,764           89,774            73,837

  Management, development and leasing fees                       4,170            7,818             2,711

  Interest and other                                             5,088            4,191             2,704
                                                              ----------       ----------        ----------
        Total revenues                                         356,488          317,603           254,640
                                                              ----------       ----------        ----------
EXPENSES:

  Property operating                                            57,301           50,832            41,942

  Depreciation and amortization                                 60,646           53,551            43,547

  Real estate taxes                                             30,398           27,580            23,360

  Maintenance and repairs                                       19,192           17,783            14,860

  General and administrative                                    17,766           16,214            11,841

  Interest                                                      94,597           82,505            67,329

  Other                                                            127            1,674               122
                                                              ----------       ----------        ----------
        Total expenses                                         280,027          250,139           203,001
                                                              ----------       ----------        ----------

INCOME FROM OPERATIONS                                          76,461           67,464            51,639

GAIN ON SALES OF REAL ESTATE ASSETS                             15,989            8,357             4,183

EQUITY IN EARNINGS  OF UNCONSOLIDATED AFFILIATES                 3,684            3,263             2,379

MINORITY INTEREST IN EARNINGS:

  Operating Partnership                                        (28,507)         (23,264)          (16,258)

  Shopping center properties                                    (1,538)          (1,225)             (645)
                                                              ----------       ----------        ----------
INCOME BEFORE EXTRAORDINARY ITEM                                66,089           54,595            41,298

EXTRAORDINARY LOSS ON  EXTINGUISHMENT OF DEBT                     (367)            -                 (799)
                                                              ----------       ----------        ----------
NET INCOME                                                      65,722           54,595            40,499

PREFERRED DIVIDENDS                                             (6,468)          (6,468)           (3,234)
                                                              ----------       ----------        ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                   $ 59,254          $48,127           $37,265
                                                              ==========       ==========        ==========
BASIC EARNINGS PER COMMON SHARE:

       Income before extraordinary item                       $   2.40          $   1.95          $  1.58

       Extraordinary loss on  extinguishment of debt             (0.02)                 -           (0.03)
                                                              ----------       ----------        ----------
       Net income                                             $   2.38          $   1.95          $  1.55
                                                              ==========       ==========        ==========

      Weighted average common shares outstanding                24,881            24,647           24,079

DILUTED EARNINGS PER COMMON SHARE:

      Income before extraordinary item                        $   2.38          $   1.94          $  1.56

      Extraordinary loss on extinguishment of debt               (0.01)                -            (0.03)
                                                              ----------       ----------        ----------
      Net income                                              $   2.37          $   1.94          $  1.53
                                                              ==========       ==========        ==========
      Weighted average common shares and potential dilutive
          common shares outstanding                             25,021            24,834           24,340

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Shareholders' Equity
(In thousands, except share data)

                                                                      Additional
                                             Preferred    Common      Paid-in     Accumulated     Deferred
                                              Stock        Stock       Capital       Deficit     Compensation       Total
                                            ---------    ---------    ----------   -----------   ------------   ----------
BALANCE, December 31, 1997                  $       -    $    241     $359,541     $(28,433)     $  (496)       $330,853

  Net income                                        -           -            -       40,499            -          40,499

  Dividends, $1.86 per common share                 -           -            -      (45,067)           -         (45,067)

  Dividends, $2.25 per preferred share              -           -            -       (3,234)           -          (3,234)

  Issuance of 439,623 shares of common stock        -           4        6,726            -         (649)          6,081

  Issuance of 2,875,000 shares of
preferred stock through a public offering          29           -       69,758            -            -          69,787

  Minority interest in Operating Partnership        -           -       14,436            -            -          14,436

  Exercise of stock options                         -           1        1,791            -            -           1,792

  Amortization of deferred compensation             -           -            -            -          635             635
                                                -----        ----      -------      -------        -----         -------
BALANCE, December 31, 1998                         29         246      452,252      (36,235)        (510)        415,782

  Net income                                        -           -            -       54,595            -          54,595

  Dividends, $1.95 per common share                 -           -            -      (48,157)           -         (48,157)

  Dividends, $2.25 per preferred share              -           -            -       (6,468)           -          (6,468)

  Issuance of 93,661 shares of common stock         -           1        2,154            -            -           2,155

  Exercise of stock options                         -           1        1,469            -            -           1,470

  Amortization of deferred compensation             -           -            -            -          510             510
                                                -----        ----      -------      -------        -----         -------
BALANCE, December 31, 1999                         29         248      455,875      (36,265)           0         419,887


  Net income                                        -           -            -       65,722            -          65,722

  Dividends, $2.04 per common share                 -           -            -      (50,924)           -         (50,924)

  Dividends, $2.25 per preferred share              -           -            -       (6,468)           -          (6,468)

  Issuance of 152,311 shares of common stock        -           2        3,343            -            -           3,345

  Exercise of stock options                         -           1        3,262            -            -           3,263
                                                -----        ----      -------      -------        -----         -------
BALANCE, December 31, 2000                      $  29        $251     $462,480     $(27,935)       $   0        $434,825
                                                =====        ====     ========     ========        =====        ========

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows
(In thousands)

                                                                                 Year Ended December 31,
                                                                    ----------------------------------------
                                                                       2000           1999            1998
                                                                    ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $65,722        $54,595        $40,499

Adjustments to reconcile net income to net cash provided by operating activities:

        Minority interest in earnings                                   30,045         24,489         16,903

        Depreciation                                                    47,329         44,245         36,948

        Amortization                                                    14,581         10,485          7,774

        Extraordinary loss on extinguishment of debt                       367              -            799

        Gain on sales of real estate assets                            (15,989)        (8,357)        (4,183)

        Equity in earnings of unconsolidated affiliates                 (3,684)        (3,263)        (2,379)

        Issuance of stock under incentive plan                           1,634            914            287

        Amortization of deferred compensation                                -            510            635

        Write-off of development projects                                  127          1,674            122

        Distributions from unconsolidated affiliates                     9,256         10,547          3,862

       Distributions to minority investors                             (25,327)       (23,645)       (18,543)

       Changes in assets and liabilities:

           Tenant and other receivables                                (10,020)        (3,680)        (4,395)

           Other assets                                                 (2,156)        (1,211)        (4,275)

           Accounts payable and accrued liabilities                      5,929          6,893         15,069
                                                                    ----------     ----------     ----------
                 Net cash provided by operating activities             117,814        114,196         89,123
                                                                    ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to real estate assets                                       (139,884)      (147,894)      (110,991)

Acquisitions of real estate assets                                     (11,089)       (69,027)      (503,820)

Capitalized interest                                                    (6,288)        (6,749)        (5,175)

Other capital expenditures                                             (24,654)       (29,830)       (21,652)

Deposits in escrow                                                           -              -         66,108

Proceeds from sales of real estate assets                               67,865         50,373          9,596

Additions to mortgage notes receivable                                    (825)        (1,690)        (1,619)

Payments received on mortgage notes receivable                           1,454          1,423          3,403

Additional investments in and advances to unconsolidated affiliates     (5,247)        (4,927)        (5,012)

Additions to other assets                                               (8,405)        (3,820)        (2,170)
                                                                    ----------     ----------     ----------
                 Net cash used in investing activities                (127,073)      (212,141)      (571,332)
                                                                    ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from mortgage and other notes payable                         256,220        237,716        642,788

Principal payments on mortgage and other notes payable                (192,636)       (85,167)      (175,997)

Additions to deferred financing costs                                   (3,568)        (2,075)        (2,665)

Proceeds from issuance of common stock                                   1,711          1,241            334

Proceeds from issuance of preferred stock                                    -              -         69,855

Purchase of minority interest                                             (761)             -         (3,012)

Proceeds from exercise of stock options                                  3,263          1,470          1,792

Prepayment penalties on extinguishment of debt                            (184)             -           (676)

Dividends paid                                                         (56,676)       (53,993)       (47,507)
                                                                    ----------     ----------     ----------
                 Net cash provided by financing activities               7,369         99,192        484,912
                                                                    ----------     ----------     ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (1,890)         1,247          2,703

CASH AND CASH EQUIVALENTS, beginning of period                           7,074          5,827          3,124
                                                                    ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                               $ 5,184        $ 7,074       $  5,827
                                                                    ==========     ==========     ==========
SUPPLEMENTAL INFORMATION:

    Cash paid during the period for interest, net of amounts           $94,405        $81,181        $67,599
capitalized
                                                                    ==========     ==========     ==========

The accompanying notes are an integral part of these statements.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

     CBL & Associates Properties, Inc. (the "Company"), a Delaware corporation, is engaged in the development, acquisition, and operation of regional shopping malls and community centers, primarily in the Southeast and select markets in the Northeast and Midwest regions of the United States. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc., which are the sole general partner and majority owner, respectively, of CBL & Associates Limited Partnership (the "Operating Partnership"). As a result, the Company conducts its business through the Operating Partnership, which at December 31, 2000, owns controlling interests in a portfolio of properties consisting of 26 regional malls; 15 associated centers, each of which is part of a regional shopping mall complex; two power centers; 70 community centers; and one office building. Additionally, the Operating Partnership owns non-controlling interests in four regional malls and one associated center. The Operating Partnership has two malls and one community center currently under construction and has options to acquire certain development properties owned by third parties. At December 31, 2000, CBL Holdings I, Inc. owned a 2.5% general partnership interest and CBL Holdings II, Inc. owned a 65.4% limited partnership interest in the Operating Partnership for a combined interest held by the Company of 67.9%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL") who contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest in connection with the formation of the Operating Partnership in November 1993. At December 31, 2000, CBL owns a 25.5% limited partnership interest in the Operating Partnership (Note 10).

     To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code"), the Operating Partnership carries out the Company's property management and development activities through CBL &
Associates Management, Inc. (the "Management Company"). The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company, with CBL holding the remaining 95% of the common stock. Through the ownership of the preferred stock, the Operating Partnership receives substantially all of the cash flow and, therefore, enjoys substantially all of the economic benefits of the Management Company's operations. Due to the Company's ability, as sole general partner, to control the Operating Partnership and the Operating Partnership's rights to substantially all of the economic benefits of the Management Company, the accounts of each entity are included in the accompanying consolidated financial statements. The Company, the Operating Partnership, and the Management Company are referred to collectively as the "Company".

     All significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     On January 31, 2001, the Company completed the first stage of the acquisition of The Richard E. Jacobs Group's interests in 21 malls and two associated centers for total consideration of approximately $1.26 billion, including the acquisition of minority interests in certain properties. The purchase price is comprised of $124.5 million in cash including closing costs of approximately $12 million; the assumption of $745.5million in non-recourse mortgage debt; and the issuance of 12,056,692 special common units of the Operating Partnership with a face value of $32.25 per unit and a fair value of $27.25 per unit. The cash portion was funded from a new $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The Company will close on the second stage in 2002, which will consist of cash of $0.3 million, the assumption of $25.7 million in non-recourse mortgage debt, and the issuance of 499,733 special common units of the Operating Partnership with a face value of $32.25 per unit. In a separate transaction, the Company issued an additional 603,344 special common units of the Operating Partnership to purchase the remaining 50% interest in Madison Square Mall in Huntsville, Alabama.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets

     Costs directly related to the development of real estate assets, including overhead costs directly attributable to property development, are capitalized. Interest costs incurred during the development and construction period are capitalized.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis generally over 40 years for buildings and improvements and seven to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the life of the related lease.

Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value. Management believes that no material impairment existed at December 31, 2000, and accordingly, no loss was recognized.

Cash and Cash Equivalents

     Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Deferred Financing Costs

     Deferred financing costs are included in other assets in the accompanying consolidated balance sheets, include fees and costs incurred to obtain long-term financing, and are being amortized over the terms of the respective mortgage notes payable. Unamortized deferred financing costs are written off when mortgage notes payable are retired before the maturity date.

Deferred Transaction Costs

     Deferred transaction costs of $5.4 million are included in other assets in the accompanying consolidated balance sheet at December 31, 2000, and include fees and costs incurred in connection with the acquisition of The Richard E. Jacobs Group's interests in 21 malls and two associated centers. These costs will be capitalized as part of the value assigned to these assets.

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

Tenant Reimbursements

     The Company receives reimbursements from tenants for certain costs as provided in the lease agreements. These costs consist of real estate taxes, common area maintenance, and other recoverable costs. Tenant reimbursements are recognized as revenue in the period the costs are incurred.

Management, Development and Leasing Fees

     Management fees are charged as a percentage of rentals and are recognized as revenue as they are earned. Leasing fees are charged for newly executed leases. These fees are recognized as revenues as they are earned. Development fees are recognized as revenue on a pro rata basis over the development period.

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets is recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the asset.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

     The Company is qualified as a real estate investment trust under Sections 856 through 860 of the Code and applicable treasury regulations. In order to maintain qualification as a real estate investment trust, the Company is currently required to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the Company will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification for taxation as a real estate investment trust, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not significant in 2000, 1999 and 1998.


Derivative Financial Instruments

     Interest rate cap and swap agreements, which are principally used by the Company in the management of interest rate exposure, are accounted for on an accrual basis. Amounts to be paid or received under interest rate cap and swap agreements are recorded in interest expense in the period in which they accrue. See Note 8 for additional information.

Concentration of Credit Risk

     The Company's tenants consist of national, regional and local retailers. Financial instruments which subject the Company to concentrations of credit risk consist primarily of tenant leases. The Company does not generally obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of tenants.

Earnings Per Share

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (Note
10). The difference in basic and diluted EPS is due to the assumed exercise of outstanding stock options and restricted stock resulting in 140,000, 187,000 and 261,000 additional potential dilutive common shares in 2000, 1999 and 1998, respectively.

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

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       UNCONSOLIDATED AFFILIATES

     The Company has investments in five partnerships and joint ventures, all of which are reflected on the equity method of accounting in the accompanying consolidated financial statements and consist of the following at December 31, 2000:

         Partnership                        Property Name            Company's Interest
         -------------------------------    -------------------      -------------------
         Governor's Square IB               Governor's Plaza         50.0%
         Governor's Square Company          Governor's Square        47.5%
         Madison Square Associates, Ltd.    Madison Square           50.0%
         Mall Shopping Center Company       Plaza del Sol            50.6%
         Parkway Place L.P.                 Parkway Place            50.0%

     Condensed combined financial statement information of the partnerships and joint ventures is presented as follows (in thousands):

                                                                 December 31,

                                                            2000               1999
                                                     ------------------  ----------------
ASSETS:
    Net investment in real estate assets             $           85,135  $         75,185
    Other assets                                                  4,445             3,066
                                                     ------------------  ----------------
         Total assets                                $           89,580  $         78,251
                                                     ==================  ================
LIABILITIES:

    Mortgage notes payable                           $          108,582  $         92,733
    Other liabilities                                             2,317             1,946
                                                     ------------------  ----------------
         Total liabilities                                      110,899            94,679
                                                     ------------------  ----------------
OWNERS' DEFICIT:

    Company                                                     (3,510)           (3,212)
    Other investors                                            (17,809)          (13,216)
                                                     ------------------  ----------------
         Total owners' deficit                                 (21,319)          (16,428)
                                                     ------------------  ----------------
         Total liabilities and owners' deficit       $           89,580  $         78,251
                                                     ==================  ================

                                                                     Year Ended December 31,
                                                     -------------------------------------------------------
                                                            2000               1999              1998
                                                     ------------------  ----------------  -----------------
Revenues                                             $           27,294  $         26,859  $          22,530
Depreciation expense                                              3,080             3,253              2,913
Other operating expenses                                          8,255             8,398              6,849
Interest expense                                                  8,397             8,757              7,935
Gain on sale of real estate assets                                  186                 -                  -
                                                     ------------------  ----------------  -----------------
Net income                                           $            7,748  $          6,451  $           4,833
                                                     ==================  ================  =================
Company's share of net income                        $            3,684  $          3,263  $           2,379
                                                     ==================  ================  =================

     In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consist of the following at December 31, 2000 and 1999 (in thousands):

                                                          2000               1999
                                                   ------------------  ----------------
Permanent loans                                    $        1,193,685  $      1,196,829
Construction loans                                             84,652             7,924
Lines of credit                                               146,000           156,000
                                                   ------------------  ----------------
                                                   $        1,424,337  $      1,360,753
                                                   ==================  ================

Permanent Loans

     Permanent loans consist of loans secured by properties held by the Company at December 31, 2000, with an asset carrying amount of $1,891,446,000. At December 31, 2000, permanent loans totaling $904,357,000 bear interest at fixed rates ranging from 6.65% to 10.625%. Permanent loans totaling $289,328,000 bear interest at variable interest rates indexed to the prime lending rate or London Interbank Offered Rate ("LIBOR") (7.56% to 9.50% at December 31, 2000). Permanent loans mature at various dates from 2001 through 2016.

Construction Loans

     At December 31, 2000, the Company had construction loans on seven properties. The total commitment under the construction loans is $156,104,000, of which $84,652,000 is outstanding at December 31, 2000. The construction loans mature in 2002 and 2003, and bear interest at variable interest rates indexed to the prime lending rate or LIBOR (7.74% to 8.14% at December 31, 2000).

Lines of Credit

     The Company maintains line of credit agreements with banks for construction, acquisition, and working capital purposes. At December 31, 2000, the Company had $240,000,000 available under its line of credit agreements, of which $146,000,000 was outstanding. The lines expire at various dates from 2002 through 2004 and bear interest at variable rates indexed to the prime lending rate or LIBOR (weighted average interest rate 7.70% at December 31, 2000). At December 31, 2000, outstanding letters of credit total approximately $1,235,000. The line of credit agreements contain, among other restrictions, certain restrictive covenants including the maintenance of certain coverage ratios and a minimum net worth and limitations on distributions. The Company was in compliance with all debt covenants on its lines of credit at December 31, 2000.

Debt Maturities

     As of December 31, 2000, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows (in thousands):

2001                                       $     188,632
2002                                             249,237
2003                                             126,519
2004                                             119,882
2005                                              22,268
Thereafter                                       717,799

                                           $   1,424,337

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.      MORTGAGE NOTES RECEIVABLE

     Substantially all mortgage notes receivable are collateralized by wrap-around mortgages which are first mortgages on the underlying real estate and related improvements. Interest rates on these notes receivable range from 8.0% to 11.0% at December 31, 2000.

6.      MINIMUM RENTS

     Tenant leases are usually for 5 to 20 year periods and generally provide for renewals and annual rentals which are subject to upward adjustments based on tenant sales volume. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2000, as follows (in thousands):

2001                                       $     210,313
2002                                             191,610
2003                                             176,566
2004                                             158,118
2005                                             131,865
Thereafter                                       638,662

     No single tenant collectively accounts for more than 10% of the Company's total revenues.

7.      SHAREHOLDERS' EQUITY

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price to the public of $25.00 per share, including 715,875 shares purchased by an affiliate of Wells Fargo Bank. The net proceeds of $69.8 million were used to repay variable-rate indebtedness incurred in the Company's development and acquisition programs. The dividends on the Series A Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears commencing on September 30, 1998, at a rate of $2.25 per share per annum. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to July 1, 2003. On or after July 1, 2003, the Company may redeem the Series A Preferred Stock, in whole or in part, at any time for a cash redemption price of $25.00 per share, plus dividends accrued and unpaid.


8.      DERIVATIVE FINANCIAL INSTRUMENTS

     The  Company  has  only  limited  involvement  with  derivative   financial
instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks.

     Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed-upon notional amount. Under these agreements, the Company receives interest payments at a rate equal to LIBOR (6.56% at December 31, 2000) and pays interest at fixed rates shown below.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has the following interest rate swaps in place at December 31, 2000, totaling $423 million:

       Notional Amount            Fixed LIBOR
        (in millions)              Component             Effective Date           Expiration Date
       ---------------            ------------           ---------------          ---------------
            $100                     6.405%                 01/27/00                 01/29/01
             75                      6.610%                 02/24/00                 02/24/01
             50                      5.700%                 06/11/98                 06/15/01
             38                      5.730%                 06/26/98                 06/30/01
             80                      5.490%                 09/01/98                 09/01/01
             80                      5.830%                 12/22/00                 08/30/03

     The Company has a $50 million interest rate cap on LIBOR based variable rate debt at 7.5% terminating October 1, 2001. The Company also obtained a $50 million interest rate swap with a fixed LIBOR component of 5.737% effective January 3, 2001, and expiring June 1, 2002.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     The Company will implement SFAS No.133 beginning January 1, 2001, and it will recognize as separate assets and liabilities only those derivatives embedded in hybrid instruments issued, acquired, or substantively modified by the entity on or after the selected transition date.

     The Company has determined that a portion of its derivative instruments (swap agreements and an interest rate cap agreement) in place are ineffective as defined by SFAS No. 133. The terms of ineffective derivative instruments expire in 2001; thus, while the Company may experience some volatility in earnings in interim periods, there will be no effect to current earnings in the Company's financial statements for the year ended December 31, 2001. If the Company had implemented SFAS No. 133 as of December 31, 2000, ineffective derivative instruments would have increased total assets by $514,000 and would have increased net income by $514,000. Effective derivative instruments would have increased liabilities by $262,000 and comprehensive income, also recorded on the balance sheet, would have decreased by $262,000.

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable, and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The carrying value of mortgage and other notes payable, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value at December 31, 2000 and 1999. The fair value of the interest rate swap and cap agreements, which represents the cash requirement if the existing agreements had been settled at year end, was not significant at December 31, 2000 and 1999.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     CONVERSION RIGHTS

     Pursuant to the Operating Partnership agreement, the limited partners were granted rights to convert their partnership interests in the Operating Partnership into shares of common stock, subject to certain limits, and to sell to the Company after November 3, 1996, part or all of their partnership interest in the Operating Partnership in exchange for shares of common stock or their cash equivalent at the Company's election, as defined.

     The Operating Partnership acquired properties from CBL in exchange for 1,336 and 63,904 limited partnership units in the Operating Partnership during 2000 and 1998, respectively. In October 1999 the Company issued 79,715 limited partnership units valued at $1,928,000 to a third party in exchange for land. During 1998, the Operating Partnership issued 2,749,888 limited partnership units in the Operating Partnership valued at $68.3 million to third parties in exchange for seven properties.

     In November 2000, the Company purchased 34,463 limited partnerships units valued at $761,000 from a third party. In July 1998, the Company purchased 122,008 limited partnership units valued at $3.0 million from a former executive and minority investor in the Operating Partnership. Also during 1998, a third party converted 388,022 limited partnership units to common stock.

     At December 31, 2000 and 1999, there remained outstanding rights to convert CBL's minority interest in the Operating Partnership to 9,419,088 and 9,417,752 shares of common stock, respectively. At December 31, 2000 and 1999, there remained outstanding rights to convert third parties' minority interests in the Operating Partnership to 2,407,000 and 2,442,000 shares of common stock, respectively.

11.     401(K) PROFIT SHARING PLAN

     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution which does not exceed 2.5% of such participant's compensation for the plan year.
Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were not significant for 2000, 1999, and 1998.

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

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized for stock options granted as all employee options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Sholes option pricing model and the following weighted average assumptions for 2000, 1999 and 1998, respectively:

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            2000               1999              1998
                                                     ------------------  ----------------  -----------------
Risk-free interest rate                                           6.65%             5.25%              5.90%
Dividend yield                                                    8.98%             8.33%              8.09%
Expected volatility                                              17.00%            16.00%             16.00%
Expected life                                                 6.0 years         7.2 years          7.2 years

     Using these assumptions, the fair value of the employee stock options granted in 2000, 1999 and 1998 is $500,000, $468,000 and $468,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income and net income per share would have been as follows for the years ended December 31, 2000, 1999, and 1998, respectively (in thousands, except per share data):

                                                            2000               1999              1998
                                                     ------------------  ----------------  -----------------
Net income available to common shareholders:
    As reported                                      $           59,254  $         48,127  $          37,265
    Pro forma                                                    58,585            47,458             36,692

Net income per share:
    Basic as reported                                $             2.38  $           1.95  $            1.55
    Pro forma basic                                                2.35              1.93               1.52
    Diluted as reported                                            2.37              1.94               1.53
    Pro forma diluted                                              2.34              1.91               1.51

     The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     A summary of the Company's stock option activity for 2000, 1999 and 1998 is as follows: Weighted- Average Shares Option Price Exercise Price

                                                                                                  Weighted-Average
                                                     Shares            Option Price               Exercise Price
                                                     ---------         -------------------        ----------------
           Outstanding at December 31, 1997          1,691,600         $19.5625 - $25.6250        $21.11
                  Granted                              319,000         $24.0940 - $25.5938         24.10
                  Exercised                           (87,350)         $19.5625 - $25.6250         20.52
                                                     ---------
           Outstanding at December 31, 1998          1,923,250         $19.5625 - $25.6250         21.64
                  Granted                              382,500         $20.7200 - $24.5625         24.49
                  Exercised                           (71,200)         $19.5625 - $23.6250         20.63
                  Lapsed                              (27,500)         $19.6250 - $24.0940         22.40
                                                     ---------
           Outstanding at December 31, 1999          2,207,050         $19.5625 - $25.6250         22.16
                  Granted                              377,000         $23.7190 - $25.5625         23.73
                  Exercised                          (159,183)         $19.5625 - $23.6250         20.50
                  Lapsed                              (60,050)         $19.5625 - $24.5000         22.25
                                                     ---------
           Outstanding at December 31, 2000          2,364,817         $19.5625 - $25.5620        $22.51
                                                     =========

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted-average fair value of options granted during 2000, 1999, and 1998 was $1.54, $1.22 and $1.49, respectively.

     Shares subject to options outstanding at December 31, 2000, have a weighted-average remaining contractual life of 6.6 years. Of the options outstanding at December 31, 2000, 1,284,067 are currently exercisable with a weighted-average exercise price of $21.47 per share.

     Under the Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the Plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded, and the duration of the vesting period, as defined.

     During 2000, the Company issued 72,329 shares of common stock under the Plan with a weighted-average grant-date fair value of $22.59 per share, of which 36,606 shares of common stock were immediately vested. The remaining 35,723 shares of common stock vest at various dates from 2001 to 2005.

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

13.        RELATED PARTY TRANSACTIONS

     CBL and certain officers of the Company have a significant minority interest in the construction company that has been engaged by the Company in the building of substantially all of the Company's properties.

     The Management Company provides management and leasing services to affiliated partnerships and joint ventures not controlled by the Company. Revenue recognized for these services amounted to $1,166,000, $1,086,000 and $1,034,000 in 2000, 1999 and 1998, respectively.

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

     The Company has entered into standby purchase agreements with third-party developers (the "Developers") for the construction, development and potential ownership of two community centers in Texas (the "Co-Development Projects"). The Developers have utilized these standby purchase agreements to assist in obtaining financing to fund the construction of the Co-Development Projects. The standby purchase agreements, which expire in 2001, are dependent upon certain completion requirements, rental levels, the inability of the Developers to obtain adequate permanent financing, and the inability to sell the Co-Development Project before the Company has to fund its equity contribution or purchase the Co-Development Project. In return for its commitment to purchase a Co-Development Project pursuant to a standby purchase agreement, the Company receives a fee as well as a participation interest in each Co-Development Project. The outstanding amount of standby purchase agreements at December 31, 2000, is $51.4 million.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  DIVIDENDS

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                                                Year Ended December 31,
                                                 -------------------------------------------------------
                                                       2000              1999               1998
                                                 ----------------  -----------------  ------------------
Dividends per common share                       $           2.04  $            1.95  $             1.86

Allocations:
    Ordinary income                                        92.16%             88.00%              86.86%
    Capital gain 20%                                        3.80%              0.00%               0.30%
    Capital gain 25%                                        4.04%              0.00%               0.30%
    Return of capital                                       0.00%             12.00%              12.54%
                                                 ----------------  -----------------  ------------------
        Total                                             100.00%            100.00%             100.00%
                                                 ================  =================  ==================

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.        SEGMENT INFORMATION

     Management of the Company measures performance and allocates resources according to property type, which are determined based on differences such as nature of tenants, capital requirements, economic risks, and leasing terms. Rent income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

                                          Mall        Associated      Community
YEAR ENDED DECEMBER 31, 2000            Properties    Properties     Properties       All Other          Total
- --------------------------------      ------------   ------------   -----------     ------------      -----------
Revenues                              $267,150       $14,831        $66,649         $  7,858          $  356,488

Property operating expenses (1)        (90,889)       (2,675)       (14,451)           1,124            (106,891)

Interest expense                       (74,105)       (3,804)       (13,240)          (3,448)            (94,597)

Gain (loss) on sales of real estate       (400)          -           10,617            5,772              15,989
assets
                                      ------------   ------------   -----------     ------------      ----------
Segment profit                        $101,756       $ 8,352         $49,575         $11,306             170,989
                                      ============   ============   ===========     ============
Depreciation and amortization                                                                            (60,646)

General and administrative and other                                                                     (17,893)

Equity in earnings and minority
interest adjustment                                                                                      (26,361)
                                                                                                      ----------
Income before extraordinary  item                                                                     $   66,089
                                                                                                      ==========
Total assets                          $1,450,948     $120,178       $453,749        $90,690           $2,115,565

Capital expenditures                  $   83,411      $13,053        $64,223        $13,240           $  173,927



YEAR ENDED DECEMBER 31, 1999

Revenues                              $  234,207      $12,288        $60,223         $10,885           $  317,603

Property operating expenses 1            (83,672)      (2,404)       (11,311)          1,192              (96,195)

Interest expense                         (62,678)      (2,693)       (12,540)        (4,594)              (82,505)

Gain (loss) on sales of real estate       (1,273)           -          1,208           8,422                8,357
assets
                                      ------------   ------------   -----------     ------------      ----------
Segment profit                         $  86,584       $7,191        $37,580         $15,905              147,260
                                      ============   ============   ===========     ============

Depreciation and amortization                                                                             (53,551)

General and administrative and other                                                                      (17,888)

Equity in earnings and minority
interest adjustment                                                                                       (21,226)
                                                                                                      ------------
Income before extraordinary  item                                                                     $    54,595
                                                                                                      ============
Total assets                           $1,400,793    $103,424       $451,165        $63,456           $ 2,018,838

Capital expenditures                   $  142,789      $7,426        $25,003        $26,040           $   201,258




YEAR ENDED DECEMBER 31, 1998

Revenues                              $185,305       $10,063        $53,890         $5,382            $   254,640

Property operating expenses 1          (66,250)       (1,870)       (10,740)        (1,302)               (80,162)

Interest expense                       (49,616)       (1,771)       (11,957)        (3,985)               (67,329)

Gain on sales of real estate assets         42             -            151          3,990                  4,183
                                      ------------   ------------   -----------     ------------      -----------
Segment profit                        $ 69,481        $6,422        $31,344         $4,085                111,332
                                      ============   ============   ===========     ============
Depreciation and amortization                                                                             (43,547)

General and administrative and other                                                                      (11,963)

Equity in earnings and minority
interest adjustment                                                                                       (14,524)
                                                                                                      ------------
Income before extraordinary item                                                                      $    41,298
                                                                                                      ============
Total assets                          $1,249,204     $81,570        $412,228        $112,345          $ 1,855,347

Capital expenditures                  $  577,492     $21,193         $33,695         $62,498          $   694,878

(1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.        OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows (in thousands):

                                                                         December 31,
                                                             ------------------------------
                                                                2000               1999
                                                             -----------        -----------
ASSETS:
    Net investment in real estate assets                     $2,040,614         $1,960,554

    Other assets                                             74,485             57,940
                                                             -----------        -----------
        Total assets                                         $2,115,099         $2,018,494
                                                             ===========        ===========
LIABILITIES:

    Mortgage and other notes payable                         $1,424,337         $1,360,753

    Other liabilities                                        65,443             52,168
                                                             -----------        -----------
        Total liabilities                                    1,489,780          1,412,921

Distributions and losses in excess of investment in          2,972              2,920
   unconsolidated affiliates

Minority interest                                            1,301              1,226

OWNERS' EQUITY                                               621,046            601,427
                                                             -----------        -----------
        Total liabilities and owners' equity                 $2,115,099         $2,018,494
                                                             ===========        ===========

                                                                            Year Ended December 31,
                                                             -------------------------------------------------
                                                                   2000               1999               1998
                                                             -----------        -----------        -----------
Revenues                                                     $356,488           $317,603           $254,640

Depreciation and amortization expense                        60,646             53,551             43,547

Other operating expenses                                     218,545            195,882            159,101
                                                             -----------        -----------        -----------

Operating income                                             77,297             68,170             51,992

Gain on sales of real estate assets                          15,989             8,357              4,183

Equity in earnings of unconsolidated affiliates              3,684              3,263              2,379

Minority investors' interest                                 (1,538)            (1,225)            (645)
                                                             -----------        -----------        -----------

Income before extraordinary item                             95,432             78,565             57,909

Extraordinary loss on extinguishment of debt                 (367)              -                  (799)
                                                             -----------        -----------        -----------

        Net income                                           $95,065            $78,565            $57,110
                                                             ===========        ===========        ===========

                        CBL & ASSOCIATS PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. QUARTERLY INFORMATION (UNAUDITED) (in thousands, except per share amounts)

                                             First         Second         Third         Fourth
                                            Quarter        Quarter       Quarter       Quarter      Total (1)
                                            --------       --------      -------       -------      ---------
2000
Total revenues                              $88,009       $86,857        $88,621       $93,001      $356,488

Income from operations                       18,967        18,215         18,657        20,622        76,461

Income before extraordinary item             15,967        17,112         16,252        16,758        66,089

Net income available to common
   shareholders                              14,350        15,358         14,551        14,995        59,254

Basic per share data:

   Income before extraordinary item         $  0.58        $ 0.62        $ 0.59        $ 0.61       $   2.40

   Net income                               $  0.58        $ 0.62        $ 0.58        $ 0.60       $   2.38

Diluted per share data:

   Income before extraordinary item         $  0.58        $ 0.62        $ 0.58        $ 0.60       $   2.38

   Net income                               $  0.58        $ 0.62        $ 0.58        $ 0.60       $   2.37


1999

Total revenues                              $74,548       $74,191        $81,722       $87,142      $317,603

Income from operations                       15,033        15,737         18,929        17,765        67,464

Income before extraordinary item             13,746        14,556         14,197        12,096        54,595

Net income available to common
   shareholders                              12,129        12,939         12,580        10,479        48,127

Basic per share data:

   Income before extraordinary item         $  0.49        $ 0.53        $ 0.58        $ 0.42       $   1.95

   Net income                               $  0.49        $ 0.53        $ 0.51        $ 0.42       $   1.95


Diluted per share data:

   Income before extraordinary item         $  0.49        $ 0.52        $ 0.50        $ 0.42       $   1.94

   Net income                               $  0.49        $ 0.52        $ 0.50        $ 0.42       $   1.94

(1) The sum of quarterly earnings per share amounts may differ from annual earnings per share due to rounding.

                             CBL & Associates Properties, Inc.
                  Schedule II Allowance for Credit Losses (in thousands)

                                             Balance of
                                            Allowance at       Provision         Bad Debts         Balance of
Year Ended                                  Beginning of       For Credit      Charged Against     Allowance at
December 31,                                    Year             Losses           Allowance        End of Year
- ----------------------------------------- ----------------- ----------------- ------------------ -----------------
1998.................................               $1,300              $941             $(291)            $1,950

1999.................................                1,950               341              (437)             1,854

2000.................................                1,854              1380             (1380)             1,854


CBL & ASSOCIATES PROPERTIES, INC.                                 SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2000
(Dollars in Thousands)

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------
MALLS
Arbor Place..........    $99,300     $7,637     $95,330      $9,758     $7,637    $105,087     $112,724      $5,098    1998-1999
 Atlanta, GA


Asheville Mall.......     75,322      7,139      58,747      23,747      6,675      82,958       89,633       4,324       1998
 Asheville, NC

Bonita Lakes Mall....     28,936      4,924      31,933       4,545      4,924      36,477       41,401       4,635       1997
  Meridian, MS

Burnsville Center...      74,184     12,804      69,167       4,175     12,804      73,342       86,146       5,477       1998
 Burnsville,  MN

College Square.......     14,726      2,954      17,787       8,707      2,927      26,521       29,448       7,053    1987-1988
  Morristown, TN

Coolsprings Galleria.     64,654     13,527      86,755      22,466     13,527     109,221      122,748      23,821    1989-1991
  Nashville, TN

Frontier Mall........      1,960      2,681      15,858       8,123      2,681      23,981       26,662       7,831    1984-1985
  Cheyenne, WY

Foothills Mall.......       ----      4,537      15,226       5,861      4,537      21,089       25,626       4,340       1996
  Maryville, TN

Georgia Square....(E)       ----      2,982      31,071       6,474      2,959      37,568       40,527      11,426       1982
  Athens, GA

Hamilton  Place......     70,251      2,880      42,211      12,401      2,439      55,053       57,492      15,146    1986-1987
  Chattanooga, TN

Hickory Hollow Mall..     93,775     13,813     111,431       2,034     13,813     113,465      127,278       7,166       1998
  Nashville,  TN

JCP.............. (E)       ----       ----       2,650          $0       ----       2,650        2,650       1,082       1983
  Maryville, TN

Janesville Mall......     16,010      8,074      26,009       (962)      8,074      25,046       33,120       1,637       1998
  Janesville,  WI

Lakeshore Mall....(E)       ----      1,443      28,819       3,479      1,274      32,467       33,741       6,717    1991-1992
  Sebring, FL

Meridian Mall........     89,739        529     103,678       9,091        529     112,769      113,298       6,409       1998
  Lansing,  MI

Oak Hollow Mall......     49,585      4,344      52,904       2,495      4,344      55,399       59,743       9,340    1994-1995
  High Point, NC

Pemberton Square..(E)       ----      1,191      14,305         572        244      15,824       16,068       5,487       1986
  Vicksburg, MS

Post Oak Mall.... (E)       ----      3,936      48,948     (9,790)      3,608      39,488       43,096       8,332    1984-1985
 College Station, TX

Rivergate Mall.......     75,789     17,896      86,767      11,752     17,896      98,519      116,415       6,078       1998
  Nashville,  TN


                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------
Springdale Mall......     21,661     19,538       6,676       5,669     19,543      12,340       31,883         883       1997
  Mobile, AL

Stroud Mall..........     32,500     14,711      23,936       1,299     14,711      25,235       39,946       1,705       1998
  Stroudsburg,  PA

St. Clair Square.....     73,047     11,028      75,581       3,732     11,027      79,314       90,341       8,112       1996
  Fairview Heights, IL

Turtle Creek Mall....     32,868      2,345      26,418       7,606      3,535      32,834       36,369       7,980    1993-1995
  Hattiesburg, MS

Twin Peaks....... (E)       ----      1,873      22,022      16,363      1,828      38,430       40,258      12,534       1984
  Longmont,CO

Walnut Square.... (E)      1,118         50      15,138       4,320         50      19,458       19,508       8,014    1984-1985
  Dalton,GA

Westgate Mall........     46,724      2,150      23,257      38,004      1,742      61,669       63,411       8,895       1995
  Spartanburg, SC


York Galleria........     52,000      5,757      63,316         214      5,757      63,531       69,288       2,264       1995
  York, PA


ASSOCIATED CENTERS

Bonita Crossing......      9,067        794       4,786       7,149        794      11,935       12,729         829       1997
  Meridian, MS

Coolsprings Xing..(E)       ----      2,803      14,985       1,786      3,554      16,020       19,574       3,583    1991-1993
  Nashville, TN

Courtyard at               4,366      3,314       2,771         109      3,314       2,881        6,195         175       1998
  Hickory Hollow.....
  Nashville,  TN

Foothills Plaza...(E)       ----        132       2,123         520        141       2,634        2,775       1,060    1984-1988
  Maryville, TN

Foothills Plaza             ----        137       1,960         153        148       2,102        2,250         620    1984-1988
Expansion............
  Maryville, TN

Frontier Square......       ----        346         684          82        260         852        1,112         281       1985
  Cheyenne, WY

General Cinema.......         12        100       1,082          14        100       1,096        1,196         575       1984
  Athens, GA

Gunbarrel Pointe.....     12,087      4,170      10,874         ---      4,170      10,875       15,045          71       2000
  Chattanooga, TN

Hamilton Corner......      3,063        960       3,670         423        734       4,319        5,053       1,262    1986-1987
  Chattanooga, TN

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------
Hamilton Crossing....       ----      4,014       5,906       (904)      2,644       6,372        9,016       1,850       1987
  Chattanooga, TN

Hamilton Place              ----        322         408          57        322         465          787          28       1998
Outparcel............
 Chattanooga, TN

The Landing at            11,162      4,993      14,330         526      4,993      14,856       19,849         712
  Arbor Place........
  Atlanta, GA

Madison Plaza........      1,545        473       2,888         187        473       3,075        3,548       1,159       1984
  Hunstville, AL

Pemberton Plaza......       ----       ----         662         893       ----       1,556        1,556         381       1986
  Vicksburg, MS

The Terrace..........     10,147      4,166       9,729           1      4,166       9,730       13,896         925       1997
  Chattanooga, TN

Village at Rivergate.      3,580      2,641       2,808         474      2,641       3,282        5,923         211       1998
  Nashville,  TN

Westgate Crossing....      9,876      1,082       3,422       6,332      1,082       9,755       10,837         979       1997
  Spartanburg, SC

COMMUNITY CENTERS

Anderson Plaza.......       ----        198       1,316       1,558        198       2,873        3,071         710       1983
  Greenwood, SC

Bartow Plaza.........       ----        224       2,010         225        224       2,235        2,459         623       1989
  Bartow, FL

Beach Xing...........       ----        725       1,749          30        623       1,881        2,504         603       1984
  Myrtle Beach, SC

Bennington...........        510        256       1,754         652        175       2,487        2,662         829       1988
  Roanoke, VA

BJ's Wholesale.......      3,112        170       4,735          13        170       4,748        4,918       1,105       1991
  Portland, ME

Briarcliff Sq........      1,556        299       1,936          32        267       2,000        2,267         569       1989
  Oak Ridge, TN

Buena Vista Plaza....       ----        980       1,943       (819)        754       1,350        2,104         262    1988-1989
  Columbus, GA

Bullock Plaza........       ----         98       1,493          93         98       1,586        1,684         545       1986
  Statesboro, GA

Capital Crossing.....       ----      1,908         756       2,264      2,544       2,385        4,929         293       1995
  Raleigh, NC

Cedar Bluff..........      1,129        412       2,128         883        412       3,011        3,423         960       1987
  Knoxville, TN

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------
Cedar Springs Crossing      ----        206       1,845         129        206       1,974        2,180         585       1988
  Cedar Springs, MI

Chesterfield Crossing      7,093      1,580      11,243         ---      1,580      11,243       12,823          64
  Richmond, VA

Chester Plaza........          0        165         720          12        165         732          897          63       1997
  Chester,  VA

Chestnut Hills....(E)       ----        600       1,775         328        600       2,103        2,703         429       1992
  Murray, KY

Coastal Way..........      7,572      3,356       9,335         ---      3,356       9,335       12,691          85
  Spring Hill, FL

Colleton Square......        909        190       1,349           9        156       1,392        1,548         483       1986
  Walterboro, SC

Collins Park Commons.        727         25       1,858          24         25       1,882        1,907         540       1989
  Plant City, FL

Conway Plaza.........       ----        110       1,071         794       ----       1,976        1,976         667       1984
  Conway, SC

Cortlandt Towne Center    51,949     17,010      80,809          46     15,112      82,753       97,865       6,237       1996
  Cortlandt, NY

Cosby Station........      3,959        999       4,516         597        999       5,113        6,112         839    1993-1994
  Douglasville, GA

County Park Plaza.(E)       ----        196       1,500         379        140       1,935        2,075         524       1980
  Scottsboro, AL

Devonshire Place.....       ----        371       3,449       2,489        520       5,789        6,309         674    1995-1996
  Cary, NC

E Ridge Xing.........        689        832       2,494       1,505        731       4,099        4,830         921       1988
  East Ridge, TN

Eastowne Xing.....(E)       ----        867       2,765       1,852        786       4,698        5,484       1,102       1989
  Knoxville, TN

Fifty Eight Xing.....        664        839       2,360        (55)        743       2,401        3,144         742       1988
  Chattanooga, TN

Garden City Plaza.(E)       ----      1,056       2,569         629        580       3,674        4,254       1,350       1984
  Garden City, KS

Girvin Plaza.........       ----        898       1,998         997        702       3,191        3,893         527    1989-1990
  Jacksonville, FL

Greenport Towne Center     4,165        659       6,161       (220)        659       5,941        6,600       1,001    1993-1994
  Hudson, NY

Hampton Plaza........       ----        973       2,689          44        965       2,741        3,706         700    1989-1990
  Tampa, FL

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------

Henderson Square.....      6,313        428       8,074          69        241       8,330        8,571       1,223    1994-1995
  Henderson, NC

Jasper Square.....(E)       ----        235       1,423       1,763        235       3,186        3,421         814       1986
  Jasper, AL

Jean  Ribaut Kmart(E)       ----        317       2,065         765        340       2,807        3,147         598    1983-1984
  Beaufort, SC

Jean Ribaut Square...      3,661        505       4,007       1,392        505       5,400        5,905       1,831       1983
  Beaufort, SC

Keystone.............       ----        938       2,216        (16)        825       2,313        3,138         767       1989
  Tampa, FL

Kingston Overlook.(E)       ----      1,693       5,664       1,983      2,105       7,235        9,340         727       1996
  Knoxville, TN

Lady's Island.....(E)       ----        300       2,323         325        292       2,652        2,944         545       1992
  Beaufort, SC

LaGrange Commons.....       ----        835       5,765         633        835       6,397        7,232         667    1995-1996
  LaGrange, NY

Lionshead Village....       ----      3,674       4,153       2,770      3,674       6,923       10,597         299       1998
  Nashville,  TN

Longview Xing........        405       ----       1,308         432       ----       1,739        1,739         403       1988
  Longview, NC

Lunenburg Crossing...       ----      1,020       2,308        (14)      1,019       2,294        3,313         355    1993-1994
  Lunenburg, MA

Marketplace at
  Flower Mound.......       ----      2,269       8,820         ---      2,269       8,820       11,089         165
  Flowermound, TX

Massard Crossing..(E)       ----        843       5,726       (196)        843       5,530        6,373         549       1997
  Fort Smith, AR

North Haven Crossing.      6,740      3,229       8,061           4      3,229       8,065       11,294       1,530    1992-1993
  North Haven, CT

Northcreek Plaza.....       ----         98       1,201          51         97       1,253        1,350         271       1983
  Greenwood, SC

Northridge Plaza..(E)       ----      1,087       2,970       2,008      1,244       4,821        6,065       1,785       1984
  Hilton Head, SC

Northwoods Plaza.....      1,178        496       1,403         106        496       1,509        2,005         328       1995
  Albemarle, NC

Oaks Crossing........       ----        571       2,885     (1,318)        655       1,483        2,138         507       1988
  Otsego, MI

Orange Plaza.........       ----        395       2,111         125        395       2,237        2,632         477       1992
  Roanoke, VA

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------

Park Place...........        952       ----       3,590         836        231       4,194        4,425       1,625       1984
  Chattanooga, TN

Park Village.........       ----        586       2,874          79        520       3,019        3,539         763       1990
  Lakeland, FL

Perimeter Place......      1,378        764       2,049         326        770       2,369        3,139         896       1985
  Chattanooga, TN

Rawlinson  Place.....       ----        279       1,573          82        292       1,642        1,934         542       1987
  Rock Hill, SC

Rhett @ Remount......       ----         67       1,877         883         67       2,760        2,827         973       1992
  Charleston, SC

Salem Crossing.......       ----      2,385       7,094       (316)      2,385       6,777        9,162         645       1997
  Virginia Beach, VA

Sand Lake Corners....     14,000      3,182      15,952       2,513      3,054      18,592       21,646         647    1998-1999
  Orlando, FL

Sattler Square....(E)       ----        792       4,155         277        705       4,519        5,224       1,252    1988-1989
  Big Rapids, MI

Seacoast Shopping
  Center.............      5,452      1,374       4,164       2,483      1,195       6,826        8,021       1,531       1991
  Seabrook, NH

Shenandoah Crossing..        509        122       1,382          64        115       1,453        1,568         437       1988
  Roanoke, VA

Signal Hills Village.       ----       ----         579         484       ----       1,063        1,063         321    1983-1984
  Statesville, NC

Southgate Xing.......       ----       ----       1,002          25       ----       1,027        1,027         358    1984-1985
  Bristol, TN

Springhurst Towne         22,532      7,424      30,672       6,173      7,463      36,806       44,269       2,848       1997
Center...............
  Louisville, KY

Springs Crossing.....       ----       ----       1,422         932       ----       2,354        2,354         653       1987
  Hickory, NC

Statesboro Square.(E)       ----        237       1,643         142        227       1,795        2,022         655       1986
  Statesboro, GA

Stone East Plaza..(E)       ----        266       1,635         254        217       1,938        2,155         748       1987
  Kingsport, TN

Strawbridge MK Place.       ----      1,969       2,492        ---       1,969       2,492        4,461         249       1997
  Strawbridge, VA

Suburban Plaza.......      8,546      3,223       3,796       3,239      3,223       7,035       10,258       1,181       1995
  Knoxville, TN

Sutton Plaza.........     12,039      1,042       4,671      10,441      2,582      13,573       16,155         717       1997
  Mt. Olive, NJ

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------

Townshire Center.....       ----       ----        ----          27       ----          27           27           4       1997
  Bryan, TX

Uvalde Plaza.........        660        574       1,506       (230)        319       1,532        1,851         514       1987
  Uvalde, TX

Valley Commons.......        879        342       1,819         623        342       2,442        2,784         747       1988
  Salem, VA

Valley Crossing...(E)       ----      2,390       6,471       5,099      3,034      10,927       13,961       2,566       1988
  Hickory, NC

Village at Wexford...       ----        555       3,009         112        501       3,175        3,676         851    1989-1990
  Cadillac, MI

Village Square.......       ----        750       3,591       (871)        142       3,328        3,470         968    1989-1990
  Houghton Lake, MI

Willow Springs.......      4,567      2,917       6,107       5,007      2,917      11,114       14,031       1,976       1991
  Nashua, NH

34th St Xing.........      1,433      1,102       2,743          85      1,023       2,907        3,930         832       1989
  St. Petersburg, FL

DISPOSITIONS

Centerview Plaza.....       ----        246       1,584     (1,830)       ----        ----         ----        ----       1986
  China Grove, NC

Clark's Pond.........       ----      2,739        ----     (2,739)       ----        ----         ----        ----       1994
  Portland, ME

Dorchester Xing......       ----        493       1,483     (1,976)       ----        ----         ----        ----       1985
  Charleston, SC

Fiddler's Run........       ----      1,319      13,793    (15,112)       ----        ----         ----        ----
  Morganton, NC

Genesis Square.......       ----        227       1,435     (1,662)       ----        ----         ----        ----       1990
  Crossville, TN

Hollins Plantation          ----        229       1,845     (2,074)       ----        ----         ----        ----       1985
Plaza................
  Roanoke, VA

Karnes Corner........       ----        206       1,360     (1,566)       ----        ----         ----        ----       1987
  Knoxville, TN

Lakeshore Station....       ----        200         401       (601)       ----        ----         ----        ----    1993-1994
  Gainesville, GA

Sparta Crossing......       ----        180       1,463     (1,643)       ----        ----         ----        ----       1989
  Sparta, TN

Sterling Creek Commons      ----        732       3,048     (3,780)       ----        ----         ----        ----       1998
  Portsmouth,  VA

                                                                               Gross Amounts at Which Carried at
                                         Initial Cost (A)                              Close of Period
                                     ----------------------             ---------------------------------------------
                                                            Costs
                                                           Capitalized
                                               Buildings    Subsequent           Buildings                            Date of
                         (B)                     and           to                   and                Accumulated    Contruction
Description          Encumbrances     Land    Improvements Improvements  Land   Improvements  Total(C) Depreciation(D) /Purchase
- --------------------   ----------   --------  ----------    --------  --------  ---------    ------------------       ------------

Tyler Square.........       ----        196       2,021     (2,217)       ----        ----         ----        ----       1986
  Radford, VA

University Crossing..       ----        545       1,216     (1,761)       ----        ----         ----        ----       1985
  Pueblo, CO

Wildwood Plaza.......       ----        429       1,082     (1,511)       ----        ----         ----        ----       1985
  Salem, VA

OTHER

Land.................       ----       ----        ----       2,764        893       1,871        2,764         412
  High Point, NC

Willowbrook Land.....       ----      4,543        ----         ---      4,543        ----        4,543
  Houston, TX

Developments in          170,005      2,955        ----     (2,297)        227        ----          227         775       ----
Progress Consisting
of Construction and
Development
Properties (F)
                      ----------   --------  ----------    --------   --------  ---------    ----------    --------
TOTALS                $1,424,337   $303,906  $1,660,436    $246,073   $290,366  $1,919,619   $2,209,985    $271,046
                      ==========   ========  ==========    ========   ========  ==========   ==========    ========

              (A)     Initial cost represents the total cost capitalized
                      including carrying cost at the end of the first fiscal
                      year in which the property opened or was acquired.
              (B)     Encumbrances represent the mortgage notes payable balance at December 31, 2000.
              (C)     The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $2.120 billion.
              (D)     Depreciation for all properties is computed over the
                      useful life which is generally forty years.
              (E)     Property is pledged as collateral on the secured lines of
                      credit used for development properties.
              (F) Includes non-property mortgages and credit line mortgages.


                          CBL & ASSOCIATES PROPERTIES, INC.

                    REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION




     The changes in real estate assets and accumulated depreciation for the years ending December 31, 2000, 1999, and 1998 (dollars in thousands).

                                                    2000            1999             1998
                                               --------------- ---------------- ---------------

REAL ESTATE ASSETS:
   Balance at beginning of period                  $2,184,102       $1,982,843      $1,287,965

   Additions during the period:

      Additions and improvements                      173,916          180,094         130,728

      Acquisitions of real estate assets               11,089           69,027         499,795

      Acquisitions of real estate assets with              --               --          69,889
          limited partnership interest

    Deductions  during the period:

      Cost of sales                                  (57,320)         (46,188)         (5,412)

      Write-off of development projects                 (127)          (1,674)           (122)
                                               --------------- ---------------- ---------------
   Balance at end of period                        $2,311,660       $2,184,102      $1,982,843
                                              =============== ================  ==============
ACCUMULATED DEPRECIATION:

   Balance at beginning of period                    $223,548         $177,055        $145,641

   Accumulated depreciation on properties sold        (6,193)          (6,640)        (11,324)

   Depreciation expense                                53,691           53,133          42,738
                                               --------------- ---------------- ---------------
   Balance at end of period                          $271,046         $223,548        $177,055
                                              =============== ================  ==============

                                                                     Schedule IV
                          CBL & ASSOCIATES PROPERTIES, INC.
                          MORTGAGE LOANS ON REAL ESTATE
                                AT DECEMBER 31, 2000
                             (Dollars in thousands)


                                                                                                                   Principal
                                                                                                                   Amount of
                                                                                                      Carrying     Mortgages
                                                         Monthly     Balloon                Face       Amount      Subject to
                                              Final      Payment     Payment               Amount        of        Delinquent
                                 Interest    Maturity     Amount        at       Prior       of       Mortgage     Principal
   Name of Center/Location         Rate        Date        (1)       Maturity    Liens    Mortgage      (2)       or Interest
- -------------------------------- ---------- ----------- ----------- ----------- -------- ----------- ----------- ---------------
Bi-Lo South                      9.50%        12/06            $22         $87     None      $1,206      $1,206              $0
  Cleveland, TN

Gaston Square                    11.00%       12/01             15       1,665     None       1,665       1,665               0
  Gastonia, NC

Inlet Crossing                   11.00%       12/01             27       1,443     None       1,443       1,443              60
  Myrtle Beach, SC

Olde Brainerd Centre             9.50%        12/06              4          14     None          14          14               0
  Chattanooga, TN

Signal Hills Plaza               11.00%       12/01             20       2,049     None       2,049       2,049             132
  Statesville, NC

Soddy Daisy Plaza                9.50%        12/06              4          45     None         172         172               0
  Soddy Daisy, TN

University Crossing              8.75%        02/10              7         399     None         650         650               0
  Pueblo, CO

Other                            10.00%       02/01-
                                              09/07              0       1,741                1,557       1,557               0
                                                        ----------- -----------          ----------- ----------- ---------------
                                                               $96      $7,443               $8,756      $8,756            $192
                                                        =========== ===========          =========== =========== ===============

 (1)     Equal monthly installments comprised of principal and interest unless otherwise noted.
 (2)     The aggregate carrying value for federal income tax purposes is approximately $8,756 at December 31, 2000.

                                           CBL & ASSOCIATES PROPERTIES, INC.
                             ---------------------------------------------------------------
                                  Year Ended           Year Ended           Year Ended
                                 December 31,         December 31,         December 31,
                                     2000                 1999                 1998
                             --------------------- -------------------- --------------------

 Beginning Balance                         $9,385               $9,118              $11,678

 Additions                                    825                1,690                1,620

 Payments                                 (1,454)              (1,423)              (4,180)
                             --------------------- -------------------- --------------------
 Ending Balance                            $8,756               $9,385               $9,118
                             ===================== ==================== ====================


                                           EXHIBIT INDEX

 Exhibit
 Number                                     Description


3.1     --   Amended and Restated Certificate of Incorporation of the Company(a)

3.2     --   Certificate of Amendment to the Amended & Restated Certificate
             of Incorporation of the Company (b)

3.3     --   Amended and Restated Bylaws of the Company(a)

4       --   See Amended and Restated Certificate of Incorporation of the
             Company, relating to the Common Stock(a)

10.1    --   Partnership Agreement of the Operating Partnership(a)

10.2    --   Property Management Agreement between the Operating Partnership and the Management Company(a)

10.3    --   Property Management Agreement relating to Retained Properties(a)

10.4.1  --   CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.4.2  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             Charles B. Lebovitz+

10.4.3  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             John N. Foy+

10.4.4  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             Ben S. Landress+

10.4.5  --   Non-Qualified Stock Option Agreement, dated May 10, 1994, for
             Stephen D. Lebovitz+


10.4.6  --   Stock Restriction Agreement, dated December 28, 1994, for
             Charles B. Lebovitz+

10.4.7  --   Stock Restriction Agreement, dated December 2, 1994, for
             John N. Foy+

10.4.8  --   Stock Restriction Agreement, dated December 2, 1994, for
             Ben S. Landress+

10.4.9  --   Stock Restriction Agreement, dated December 2, 1994, for
             Stephen D. Lebovitz+

10.5    --   Indemnification Agreements between the Company and the Management
             Company and their officers and directors(a)

10.6.1  --   Employment Agreement for Charles B. Lebovitz(a)+

10.6.2  --   Employment Agreement for John N. Foy(a)+


10.6.3  --   Employment Agreement for Ben S. Landress(a)+

10.6.4  --   Employment Agreement for Stephen D. Lebovitz(a)+

10.7    --   Subscription Agreement relating to purchase of the Common
             Stock and Preferred Stock of the Management Company(a)

10.8    --   Option Agreement relating to certain Retained Properties(a)

10.9    --   Option Agreement relating to Outparcels(a)

10.10.1 --   Property Partnership Agreement relating to Hamilton Place(a)

10.10.2  --  Property Partnership Agreement relating to CoolSprings
             Galleria(a)

10.11.1 --   Acquisition Option Agreement relating to Hamilton Place(a)

10.11.2 --   Acquisition Option Agreement relating to the Hamilton Place
             Centers(a)

10.12.3 --   Acquisition Option Agreement relating to the Office Building(a)

10.13   --   Loan agreement with South Trust Bank dated January 15 , 1998.(d)

10.14   --   Amended and restated Loan Agreement between CBL & Associates
             Properties , Inc. and First Tennessee Bank National Association
             Dated June 12, 1998 (e)

10.15   --   First Amendment To Third Amended And Restated Credit Agreement and
             Third Amended And Restated Credit Agreement between CBL &
             Associates Properties, Inc. and Wells Fargo Bank, National
             Association, dated August 4, 1998 (e)

10.16   --   Master Contribution Agreement, dated as of September 25, 2000, by and among the Registrant, CBL & Associates Limited Partnership,
             Jacobs Realty Investors Limited Partnership, Richard E. Jacobs, solely as Trustee for the Richard E. Jacobs Revocable Living
             Trust, and Richard E. Jacobs, Solely as Trustee for the David H.
             Jacobs Marital Trust. (f)

10.17   --   Press Release of the Registrant, dated January 31, 2001. (g)

10.18   --   First Amendment to Second Amended and Restated Agreement of
             Limited Partnership of CBL & Associates Limited Partnership. (g)

10.19   --   Terms of Series J Special Common Units of CBL & Associates Limited
             Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of CBL & Associates Limited
             Partnership. (g)

10.20   --   Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Registrant. (g)

10.21   --   Share Ownership Agreement, dated as if January 31, 2001, by and among the Registrant, CBL & Associates, Inc., LebFam, Inc.
             Charles B. Lebovitz, Stephen D. Lebovitz; Jacobs Realty Investors
             Limited Partnership, Richard E. Jacobs, solely as trustee for the Richard E. Jacobs Revocable Living Trust and Richard E. Jacobs solely as trustee for the David H. Jacobs Marital Trust. (g)

10.22   --   Registration Rights Agreement, dated as of January 31, 2001 by and between the Registrant and the Holders of SCU's listed on
             Schedule 1 thereto. (g)

10.23   --   Registration Rights Agreement, dated as of January 31, 2001 by and between the Registrant and Frankel Midland Limited
             Partnership. (g)

10.24   --   Registration Rights Agreement, dated as of January 31, 2001 by and between the Registrant and Hess Abroms Properties of Huntsville. (g)

10.25   --   Loan Agreement, as of the January 31, 2001, by and between CBL
             & Associates Limited Partnership, Wells Fargo Bank, National
             Association, Fleet National Bank, U.S. Bank National Association,
             Commerzbank AG, New York And Grand Cayman Branches, and Keybank
             National Association, together certain other lenders parties thereto pursuant to Section 8.6 thereof. (g)


21      --   Subsidiaries of the Company                                 91

23      --   Consent of Arthur Andersen LLP                              96

24      --   Power of Attorney                                           97

(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11(No. 33-67372), as filed with the Commission on January 27, 1994.

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

(d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(f) Incorporated by reference to the Company's Form 8-K, filed on October 27, 2000.

(g) Incorporated by reference to the Company's Form 8-K filed on February 6, 2001.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(4)      Reports on Form 8-K


     An 8-K disclosing the results of a special meeting of shareholders, in connection with the Jacobs transaction, (Item 5: other events) was filed on January 19, 2001.

     The outline from the Company's February 1, 2001 conference call with analysts regarding earnings (Item 5) was filed on February 1, 2001.

     A summary of the Jacobs transaction together with certain of the material agreements associated with the closing of the transaction on January 31, 2001 was filed on February 6, 2001

                           SUBSIDIARIES OF THE COMPANY

                                                      STATE OF
                                                  INCORPORATION OR
SUBSIDIARY                                            FORMATION

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

CBL/Bartow Limited Partnership                       Florida

CBL/Brushy Creek Limited Partnership                 Florida

CBL/Buena Vista Limited Partnership                  Georgia

CBL/Cedar Bluff Crossing Limited Partnership         Tennessee

CBL/Foothills Plaza Partnership                      Tennessee

CBL/GP, Inc.                                         Wyoming

CBL/GP I, Inc.                                       Tennessee

CBL/GP II, Inc.                                      Wyoming

CBL/GP III, Inc.                                     Mississippi

CBL/GP V, Inc.                                       Tennessee

CBL/GP VI, Inc.                                      Tennessee

CBL/GP Cary, Inc.                                    North Carolina

CBL Holdings I, Inc.                                 Delaware

CBL Holdings II, Inc.                                Delaware

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

CBL/Plant City Limited Partnership                   Florida

CBL/Plantation Plaza, L.P.                           Virginia

CBL/Rawlinson Place Limited Partnership              Tennessee

CBL/Springs Crossing Limited Partnership             Tennessee

CBL/Stroud, Inc.                                     Pennsylvania

CBL/Suburban, Inc.                                   Tennessee

                                                      STATE OF
                                                  INCORPORATION OR
SUBSIDIARY                                            FORMATION

CBL/Tampa Keystone Limited Partnership               Florida

CBL Terrace Limited Partnership                      Tennessee

CBL/Uvalde, Ltd.                                     Texas

CBL/York, Inc.                                       Pennsylvania

Chester Square Limited Partnership                   Virginia

Chesterfield Crossing, LLC                           Virginia

Coastal Way, L.C.                                    Florida

Cobblestone Village at St. Augustine, LLC            Florida

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

CV at North Columbus, LLC                            Georgia

Development Options, Inc.                            Wyoming

East Ridge Partners, L.P.                            Tennessee

East Towne Crossing Limited Partnership              Tennessee

ERMC II                                              Tennessee

ERMC IV                                              Tennessee

ERMC V                                               Tennessee

Fifty-Eight Partners, L.P.                           Tennessee

Foothills Mall, Inc.                                 Tennessee

Foothills Mall Associates, LP                        Tennessee

Frontier Mall Associates Limited Partnership         Wyoming

Georgia Square Associates, Ltd.                      Georgia

Georgia Square Partnership                           Georgia

Governor's Square Company                            Ohio

Governor's Square Company IB                         Ohio

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

Hudson Plaza Limited Partnership                     New York

Houston Willowbrook LLC                              Texas

Jarnigan Road Limited Partnership                    Tennessee

Janesville Mall Limited Partnership                  Wisconsin

Janesville Wisconsin, Inc.                           Wisconsin

                                                      STATE OF
                                                  INCORPORATION OR
SUBSIDIARY                                            FORMATION

Joplin-Low Limited Partnership                       Missouri

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

Maryville Department Stores Associates               Tennessee

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

Oak Ridge Associates Limited Partnership             Tennessee

Park Village Limited Partnership                     Florida

Parkway Place, Inc.                                  Alabama

Parkway Place Limited Parntership                    Alabama

Portland/HQ Limited Partnership                      Maine

Post Oak Mall Associates Limited Partnership         Texas

Property Taxperts, LLC                               Nevada

RC Jacksonville, LC                                  Florida

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

Sand Lake Corners, LC                                Florida

Sand Lake Corners Limited Partnership                Florida

Scottsboro Associates, Ltd.                          Alabama

Seacoast Shopping Center Limited Partnership         New Hampshire

Shopping Center Finance Corp.                        Wyoming

Springdale/Mobile GP, Inc.                           Alabama

Springdale/Mobile GP II, Inc.                        Alabama

Springdale/Mobile Limited Partnership                Alabama

                                                      STATE OF
                                                  INCORPORATION OR
SUBSIDIARY                                            FORMATION

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

Suburban Plaza Limited Partnership                   Tennessee

Sutton Plaza GP, Inc.                                New Jersey

Sutton Plaza Limited Partnership                     New Jersey

The Marketplace at Mill Creek, LLC                   Georgia

The Lakes Mall, LLC                                  Michigan

The Landing at Arbor Place Limited Partnership       Georgia

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

Vicksburg Mall Associates, Ltd.                      Mississippi

Village at Rivergate, Inc.                           Delaware

Village at Rivergate Limited Partnership             Delaware

Walnut Square Associates Limited Partnership         Wyoming

Westgate Crossing Limited Partnership                North Carolina

Westgate Mall Limited Partnership                    South Carolina

York Galleria Limited Partnership                    Virginia



Brookfield Square Joint Venture                      Ohio

Cary Venture Limited Partnership                     Delaware

CBL/Brookfield I, LLC                                Delaware

CBL/Brookfield II, LLC                               Delaware

CBL/Cary I, LLC                                      Delaware

CBL/Cary II, LLC                                     Delaware

CBL/Cherryvale I, LLC                                Delaware

CBL/Citadel I, LLC                                   Delaware

CBL/Citadel II, LLC                                  Delaware

CBL/Columbia I, LLC                                  Delaware

CBL/Columbia II, LLC                                 Delaware

CBL/Eastgate I, LLC                                  Delaware

CBL/Eastgate II, LLC                                 Delaware

CBL/Fayette I, LLC                                   Delaware

CBL/Fayette II, LLC                                  Delaware

CBL/J I, LLC                                         Delaware

CBL/J II, LLC                                        Delaware

                                                      STATE OF
                                                  INCORPORATION OR
SUBSIDIARY                                            FORMATION

CBL/ Jefferson I, LLC                                Delaware

CBL/Jefferson II, LLC                                Delaware

CBL/Kentucky Oaks, LLC                               Delaware

CBL/Madison I, LLC                                   Delaware

CBL/Midland I, LLC                                   Delaware

CBL/Midland II, LLC                                  Delaware

CBL/Northwoods I, LLC                                Delaware

CBL/Northwoods II, LLC                               Delaware

CBL/Old Hickory I, LLC                               Delaware

CBL/Old Hickory II, LLC                              Delaware

CBL/Parkdale, LLC                                    Texas

CBL/Regency I, LLC                                   Delaware

CBL/Regency II, LLC                                  Delaware

CBL/Towne Mall I, LLC                                Delaware

CBL/Towne Mall II, LLC                               Delaware

CBL/Wausau I, LLC                                    Delaware

CBL/Wausau II, LLC                                   Delaware

CBL/Wausau III, LLC                                  Delaware

CBL/Wausau IV, LLC                                   Delaware

CBL/Weston I, LLC                                    Delaware

CBL/Weston II, LLC                                   Delaware

Charleston Joint Venture                             Ohio

Columbia Joint Venture                               Ohio

Eastgate Company                                     Ohio

JC Randolph, LLC                                     Ohio

JG Saginaw, LLC                                      Ohio

JG Winston-Salem, LLC                                Ohio

Jefferson Mall Company                               Ohio

Kentucky Oaks Mall Company                           Ohio

Lexington Joint Venture                              Ohio

Madison Joint Venture                                Ohio

Midland Joint Venture                                Michigan

North Charleston Joint Venture                       Ohio

Old Hickory Mall Venture                             Tennessee

Parkdale Mall Associates                             Texas

Racine Joint Venture                                 Ohio

Towne Mall                                           Ohio

Wausau Joint Venture                                 Ohio

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into CBL & Associates Properties, Inc.'s previously filed Registration Statements on Form S-3 (File No. 333-47041) and Form S-8 (File No. 33-73376).



                                                 ARTHUR ANDERSEN LLP


 Chattanooga, Tennessee
 March 29, 2001

                                                                   Exhibit 24
                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report of CBL & Associates Properties, Inc. on Form 10-K for the fiscal year ended December 31, 2000, including one or more amendments to such Form 10-K, which amendments may make such changes as such person deems appropriate, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power-of-Attorney on the date set opposite his respective name.

Signature                      Title                           Date

 /s/ Charles B. Lebovitz       Chairman of the Board           March 29, 2001
- ------------------------       and Chief
     Charles B. Lebovitz       Executive Officer
                               (Principal Executive Officer)


 /s/ John N. Foy               Vice Chairman of the Board,     March 29, 2001
- ------------------------       Chief Financial Officer and
     John N. Foy               Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)



 /s/ Stephen D. Lebovitz       Director, President             March 29, 2001
- ------------------------       and Secretary
     Stephen D. Lebovitz

 /s/ Claude M.Ballard          Director                        March 29, 2001
- ------------------------
     Claude M. Ballard

 /s/ Leo Fields                Director                        March 29, 2001
- ------------------------
     Leo Fields

 /s/ William J.Poorvu          Director                        March 29, 2001
- ------------------------
     William J. Poorvu

 /s/ Winston W. Walker         Director                        March 29, 2001
- ------------------------
     Winston W. Walker

 /s/ Gary L. Bryenton          Director                        March 29, 2001
- ------------------------
     Gary L. Bryenton

 /s/ Martin J. Cleary          Director                        March 29, 2001
- ------------------------
     Martin J. Cleary