Form 10-Q
period 2001-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2001-05-15
CIK 910612

Securities Exchange Act of 1934 -- Form10-Q
===============================================================================



                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

     (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended   March 31, 2001
                                    -----------------------------
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

The number of shares outstanding of each of the registrants classes of common stock, as of May 10, 2001 : Common Stock, par value $.01 per share, 25,386,552 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX

PART I   FINANCIAL INFORMATION                                      PAGE NUMBER

ITEM 1:  FINANCIAL INFORMATION                                           3

         CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31,
         2001 AND DECEMBER 31, 2000                                      4

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
         THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000                  5

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         THREE MONTHS ENDED MARCH 31, 2001 AND 2000                      6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11

PART II  OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                     23

         ITEM 2:  CHANGES IN SECURITIES                                 23

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                       23

         ITEM 4:  SUBMISSION OF MATTERS TO HAVE
                  A VOTE OF SECURITY HOLDERS                            23

         ITEM 5:  OTHER INFORMATION                                     23

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                      23


SIGNATURE                                                               24

                        CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 2000 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2000.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                            March 31,          December 31,
                                                                               2001                2000
                                                                            ----------          ----------
ASSETS

REAL ESTATE ASSETS:

  Land..................................................................... $  520,512          $  290,366

  Buildings and improvements...............................................  2,866,164           1,919,619
                                                                            ----------          ----------
                                                                             3,386,676           2,209,985

    Less: Accumulated depreciation.........................................   (286,853)           (271,046)
                                                                            ----------          ----------
                                                                             3,099,823           1,938,939

  Developments in progress.................................................    120,249             101,675
                                                                            ----------          ----------
    Net investment in real estate assets...................................  3,220,072           2,040,614

CASH AND CASH EQUIVALENTS..................................................     12,460               5,184

CASH IN ESCROW.............................................................      5,794                 --

RECEIVABLES:

  Tenant, net of allowance for doubtful accounts of $1,854
     in 2001 and 2000......................................................     34,396              29,641

  Other....................................................................      2,985               3,472

MORTGAGE NOTES RECEIVABLE..................................................     12,179               8,756

INVESTMENT IN UNCONSOLIDATED AFFILIATES....................................     69,013                 --

OTHER ASSETS...............................................................     28,823              27,898
                                                                            ----------          ----------
                                                                            $3,385,722          $2,115,565
                                                                            ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

MORTGAGE AND OTHER NOTES PAYABLE........................................... $2,326,452          $1,424,337

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES...................................     69,096              78,228
                                                                            ----------          ----------
  Total liabilities........................................................  2,395,548           1,502,565
                                                                            ----------          ----------
COMMITMENTS AND CONTINGENCIES (Note 2).....................................

DISTRIBUTIONS AND LOSSES IN EXCESS OF INVESTMENT
     IN UNCONSOLIDATED AFFILIATES..........................................        --                3,510

MINORITY INTEREST..........................................................    457,805             174,665
                                                                            ----------          ----------
SHAREHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    2,875,000 outstanding in 2001 and 2000 ................................         29                  29

  Common stock, $.01 par value, 95,000,000 shares authorized, 25,281,464 and
    25,067,287 shares issued and outstanding
    in 2001 and 2000, respectively.........................................        253                 251

  Additional paid - in capital.............................................    548,168             462,480

  Other comprehensive loss.................................................     (3,321)               --

  Accumulated deficit......................................................    (12,760)            (27,935)
                                                                            ----------          ----------
    Total shareholders' equity.............................................    532,369             434,825
                                                                            ----------          ----------
                                                                            $3,385,722          $2,115,565
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

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                  ---------------------------
                                                                                     2001             2000
                                                                                  ----------       ----------
REVENUES:

Rentals:

   Minimum ................................................................       $   77,489       $   55,301

   Percentage..............................................................            4,238            4,851

   Other...................................................................            1,482            1,281

Tenant reimbursements......................................................           36,221           24,710

Management, leasing  and development fees..................................              727              626

Interest and other.........................................................              998            1,240
                                                                                  ----------       ----------
  Total revenues...........................................................          121,155           88,009
                                                                                  ----------       ----------
EXPENSES:

Property operating.........................................................           19,205           13,690

Depreciation and amortization..............................................           19,945           14,605

Real estate taxes..........................................................            9,542            7,105

Maintenance and repairs....................................................            7,579            5,122

General and administrative.................................................            4,863            4,906

Interest...................................................................           36,278           23,586

Other......................................................................                4               28
                                                                                  ----------       ----------
  Total expenses...........................................................           97,416           69,042
                                                                                  ----------       ----------
INCOME FROM OPERATIONS.....................................................           23,739           18,967

GAIN ON SALES OF REAL ESTATE ASSETS........................................            4,058            3,571

EQUITY IN EARNINGS OF UNCONSOLIDATED
 AFFILIATES................................................................            1,623              755

MINORITY INTEREST IN EARNINGS:

  Operating partnership....................................................          (12,087)          (6,946)

  Shopping center properties...............................................             (536)            (380)
                                                                                  ----------       ----------
NET INCOME.................................................................           16,797           15,967

PREFERRED DIVIDENDS........................................................           (1,617)          (1,617)
                                                                                  ----------       ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS................................       $   15,180       $   14,350
                                                                                  ==========       ==========
BASIC PER SHARE DATA:

   NET INCOME..............................................................       $     0.60       $     0.58
                                                                                  ==========       ==========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............................           25,132           24,754


DILUTED PER SHARE DATA:

   NET INCOME..............................................................       $     0.60       $     0.58
                                                                                  ==========       ==========
   WEIGHTED AVERAGE SHARES AND POTENTIAL
        DILUTIVE COMMON SHARES OUTSTANDING ................................           25,503           24,815


The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                       Three Months
                                                                                      Ended March 31,
                                                                               ------------------------
                                                                                 2001            2000
                                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income...................................................................  $ 16,797        $ 15,967

Adjustments to reconcile net income to net cash provided by operating activities:

  Minority interest in earnings..............................................    12,623           7,326

  Depreciation...............................................................    16,065          11,661

  Amortization...............................................................     4,243           3,252

  Gain on sales of real estate assets........................................    (4,058)         (3,571)

  Equity in earnings of unconsolidated affiliates............................    (1,623)           (755)

  Distributions from unconsolidated affiliates...............................     5,189           2,108

  Issuance of stock under incentive plan.....................................       997             673

  Write-off of development projects..........................................         4              28

  Distributions to minority investors........................................    (6,031)         (6,214)

Changes in assets and liabilities -

  Tenant and other receivables...............................................    (4,266)         (2,151)

  Other assets...............................................................    (3,136)            174

  Accounts payable and accrued liabilities...................................    14,106          (1,892)
                                                                               --------        --------
          Net cash provided by operating activities..........................    50,910          26,606
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Construction of real estate assets and land acquisition..................   (21,778)        (47,979)

    Acquisitions of real estate assets.......................................  (114,702)             --

    Capitalized interest.....................................................    (1,470)         (1,313)

    Other capital expenditures...............................................    (5,522)         (3,176)

    Proceeds from sales of real estate assets................................    11,183          24,738

    Cash in escrow...........................................................    (5,794)             --

    Additions to notes receivable............................................    (2,436)           (948)

    Payments received on notes receivable....................................       512             882

    Additions to other assets................................................    (1,374)             --

    Advances and investments in unconsolidated affiliates....................   (12,555)         (1,455)
                                                                               --------        --------
          Net cash used in investing activities..............................  (153,936)        (29,251)
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from mortgage and other notes payable...........................   140,782          35,578

    Principal payments on mortgage and other notes payable...................   (17,636)        (18,523)

    Additions to deferred financing costs....................................    (3,414)            (65)

    Dividends paid...........................................................   (14,402)        (13,686)

    Proceeds from issuance of common stock...................................     1,710             364

    Proceeds from exercise of stock options..................................     3,262              --
                                                                               --------        --------
          Net cash provided by financing activities..........................   110,302           3,668
                                                                               --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS......................................     7,276           1,023


CASH AND CASH EQUIVALENTS, beginning of period...............................     5,184           7,074
                                                                               --------        --------
CASH AND CASH EQUIVALENTS, end of period.....................................  $ 12,460         $ 8,097
                                                                               ========        ========
Cash paid for interest, net of amounts capitalized...........................  $ 32,364         $23,559
                                                                               ========        ========

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At March 31, 2001, the Company had investments in seven partnerships all of which are reflected using the equity method of accounting. During the quarter the Company acquired interests in three partnerships representing four malls and one associated center and discontinued the equity method of accounting for a partnership after acquiring a 100% interest in one partnership. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (dollars in thousands):

                                                                                     Company's Share
                                                       Total For The                     For The
                                                    Three Months Ended             Three Months Ended
                                                         March 31,                       March 31,
                                                 ------------------------        -----------------------
                                                   2001           2000            2001            2000
                                                 --------       -------          -------         -------
Revenues.......................................  $12,482        $ 7,044          $ 6,034         $ 3,470
                                                 --------       -------          -------         -------
Depreciation and amortization..................    1,510            605              729             314

Interest expense...............................    3,383          2,109            1,632           1,038

Other operating expenses.......................    4,468          2,456            2,155           1,363
                                                 --------       -------          -------         -------
Net income before gain on sales................    3,121          1,874            1,518             755

Gain on sales of real estate assets............      222             --              105             --
                                                 --------       -------          -------         -------
Net income.....................................  $ 3,343        $ 1,874          $ 1,623         $   755
                                                 ========       =======          =======         =======

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


Note 3 - Credit Agreements

     The Company has credit facilities of $452 million of which $173.5 million is available at March 31, 2001. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 6.46% at March 31, 2001. The Company's variable rate debt as of March 31, 2001 was $720.9 million with a weighted average interest rate of 6.60% as compared to 7.09% on $627.5 million of variable rate debt as of March 31, 2000. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $388.0 million of variable rate debt on operating properties at a weighted average interest rate of 6.54%. Of the Company's remaining variable rate debt of $332.9 million, interest rate caps in place of $50.0 million and net permanent loan commitments of $134.5 million leaves $120.2 million of debt subject to variable rates on construction properties and $28.2 million of debt subject to variable rates on operating properties. There were no fees charged to the Company related to the swap agreements. The Company's interest rate swap agreements in place at March 31, 2001 are as follows:

Swap Amount               Fixed                Effective          Expiration
(in millions)        LIBOR Component              Date               Date
-------------        ---------------           ----------         -----------
$ 50                      5.700%               06/11/1998          06/12/2001

  38                      5.730%               06/26/1998          06/26/2001

  80                      5.490%               09/01/1998          09/01/2001

  10                      5.737%               01/03/2001          06/01/2002

   5                      5.737%               01/03/2001          06/01/2002

   5                      5.737%               01/03/2001          06/01/2002

  10                      5.737%               01/03/2001          06/01/2002

  20                      5.737%               01/03/2001          06/01/2002

  20                      4.670%               03/15/2001          09/26/2002

  20                      4.670%               03/15/2001          09/26/2002

  20                      4.670%               03/15/2001          09/26/2002

  10                      4.670%               03/15/2001          09/26/2002

  10                      4.670%               03/15/2001          09/26/2002

   5                      4.670%               03/15/2001          09/26/2002

   5                      4.670%               03/15/2001          09/26/2002

  80                      5.830%               12/22/2000          08/30/2003


     At March 31, 2001, the Company had an interest rate cap at 7.5% on $50 million of LIBOR-based variable rate debt. The Company realized a loss during the quarter and expensed the unamortized cost of this interest rate cap. At
January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company documented and identified the swap agreements in place at January 1, 2001 with the underlying debt and determined that with the exception of two swaps that expired during the quarter the Company's derivative instruments were effective and qualified for hedge accounting. The Company also documented and identified new swap instruments at inception with the underlying debt and determined that they were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during the quarter ended March 31, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap instruments were recorded on the balance sheet at their fair values in accrued liabilities and in other comprehensive loss each in the amount of $3,321,000. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $2.5 million of the current balance held in accumulated other comprehensive loss.

Note 4 - Segment Information

     Management of the Company measures performance and allocates resources according to property type, which are determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rental income and tenant reimbursements of certain operating expenses from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

                                                     Associated      Community
Three Months Ended March 31, 2001         Malls       Centers         Centers          All Other         Total
---------------------------------     ----------    -----------      ----------       -----------      ----------
Revenues                              $   98,127    $    5,055       $   17,431       $       542      $  121,155

Property operating expenses (1)          (32,232)         (931)          (3,693)              530         (36,326)

Interest expense                         (28,597)       (1,311)          (3,843)           (2,527)        (36,278)

Gain on sales of real estate assets            -             -            2,919             1,139           4,058
                                      ----------    -----------      ----------       -----------      ----------
Segment profit and loss                $  37,298    $    2,813       $   12,814       $     (316)          52,609

Depreciation and amortization                                                                             (19,945)

General and administrative and other                                                                       (4,867)

Equity in earnings and minority
interest adjustment                                                                                       (11,000)
                                                                                                       ----------
Net income                                                                                             $   16,797
                                                                                                       ==========
Total assets (2)                       $2,102,868   $  105,378       $  425,658       $   751,818      $3,385,722

Capital expenditures (2)               $1,211,827   $    2,969       $   41,733       $    11,259      $1,267,788




                                                     Associated      Community
Three Months Ended March 31, 2000         Malls       Centers         Centers          All Other         Total
---------------------------------     ----------    -----------      ----------       -----------      ----------
Revenues                              $   67,106    $     3,467      $   16,030       $     1,406      $   88,009

Property operating expenses (1)          (22,472)          (591)         (3,229)              375         (25,917)

Interest expense                         (18,211)          (839)         (3,340)           (1,196)        (23,586)

Gain on sales of real estate assets          (26)             -           2,871               726           3,571
                                      ----------    -----------      ----------       -----------      ----------
Segment profit and loss               $   26,397    $     2,037      $   12,332       $     1,311          42,077

Depreciation and amortization                                                                             (14,605)

General and administrative and other                                                                       (4,934)

Equity in earnings and minority
interest adjustment                                                                                        (6,571)
                                                                                                       ----------
Net income                                                                                             $   15,967
                                                                                                       ==========
Total assets (2)                      $1,405,195    $   103,693      $  440,425      $     89,371      $2,038,684

Capital expenditures (2)              $   14,499    $     2,127      $    7,677      $     27,834      $   52,137


(1)      Property operating includes property operating, real estate taxes, and maintenance and repairs.


(2)      Developments in progress are included in the All Other category.

Note 5 - Pro Forma Information


     On January 21, 2001 the Company completed the acquisition of twenty-three real estate assets from the Richard E. Jacobs Group, Inc. The purchase price was comprised of $124.5 million in cash including closing costs of approximately $12 million; the assumption of $745.5 million in non-recourse mortgage debt; and the issuance of approximately 12.0 million special common units (SCUs) in the Company's operating partnership. The following unaudited pro forma financial information for the three months ended March 31, 2001 and 2000 present results for the Company as if the acquisition of the interests acquired on January 31, 2001 had occurred at January 1, 2000. The unaudited pro forma financial information neither purports to represent what the consolidated results of operations actually would have been had the acquisition and related transactions in fact occurred on the assumed date, nor purport to project the consolidated results of operations for any future period.

                  (Dollars in thousands, except per share data)
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                       March 31,
                                                            --------------------------------
                                                                 2001             2000
                                                            ---------------  ---------------
Total Revenues............................................  $       134,792  $       128,119

Total Expenses............................................          110,460          102,839
                                                            ---------------  ---------------
Income From Operations....................................           24,332           25,280
                                                            ---------------  ---------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS...............  $        14,406  $        14,519
                                                            ===============  ===============
BASIC PER SHARE DATA:

   NET INCOME.............................................  $          0.57  $          0.59
                                                            ===============  ===============

DILUTED PER SHARE DATA:

   NET INCOME.............................................  $          0.56  $          0.59
                                                            ===============  ===============

The accompanying notes are an integral part of these statements.

Note 5 - Supplemental Disclosure of Non-cash Investing and Financing Activities


     During the quarter the Company assumed debt of $778,968,000 and issued minority interests of $289,373,000 to acquire real estate assets. The Company also issued minority interests of $50,603,000 and assumed debt of $71,495,000 to acquire non-controlling interests in real estate assets accounted for under the equity method of accounting.

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


GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at March 31, 2001, the operations of a portfolio of properties consisting of forty-four regional malls, sixteen associated centers, seventy-two community centers, an office building, joint venture investments in seven regional malls and two associated centers, and income from eight mortgages (the "Properties"). The Operating Partnership also has two malls and one mall expansion currently under construction and holds options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of the redevelopment project Springdale Mall in Mobile, Alabama, Arbor Place Mall in Atlanta (Douglasville), Georgia which opened in October 1999 and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped.

     On September 25, 2000, the Company entered into a series of agreements with Jacobs Realty Investors Limited Partnership and certain of its affiliates and partners ("Jacobs") pursuant to which the Company agreed to acquire from Jacobs interests in 21 malls and two associated centers for total consideration of approximately $1.3 billion. The transaction closed on January 31, 2001. The purchase price was comprised of $124.5 million in cash including closing costs of approximately $12 million; the assumption of $745.5 million in non-recourse mortgage debt; and the issuance of approximately 12.0 million special common units (SCUs) in the Operating Partnership. The cash portion was funded from a new $212 million credit facility provided by a consortium of banks led by Wells Fargo. The Company will close on the remainder of the Jacobs transaction in 2002, at which time it will assume an additional $25.7 million of non-recourse mortgage debt and issue an additional 499,733 SCUs. Additionally, in a separate transaction, the Company acquired the remaining 50% interest which it did not already own in Madison Square Mall in Huntsville, Alabama.

RESULTS OF OPERATIONS

     Operational highlights for the three months ended March 31, 2001 as compared to March 31, 2000 are as follows:

SALES

         Mall shop sales, for those tenants who have reported, in the forty-eight Stabilized Malls in the Company's portfolio increased by 1.9% on a comparable per square foot basis.

                                           Three Months Ended March 31,
                                          -------------------------------
                                           2001                     2000
                                          -------                  ------
         Sales per square foot            $63.82                   $62.60

         Total sales volume in the mall portfolio, including New Malls, increased 0.8% to $652.7 million for the three months ended March 31, 2001 from $647.5 million for the three months ended March 31, 2000. Parkway Place in Huntsville, Alabama is excluded from all of the Company's operating statistics as the mall shops are being demolished to make way for construction of new mall.

         Occupancy costs as a percentage of sales for the three months ended March 31, 2001 and 2000 for the Stabilized Malls were 14.3% and 15.1%, respectively. Occupancy costs were 11.9%, 11.5% and 11.1% for the years ended December 31, 2000, 1999, and 1998, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

         Occupancy for the Company's overall portfolio was as follows:

                                                              At March 31,
                                                      -------------------------
                                                          2001          2000
                                                      ----------     ----------
Core Portfolio:
   Stabilized malls................................       91.3%         92.2%

   New malls.......................................       90.1          89.0

   Associated centers..............................       95.6          91.9

   Community centers...............................       97.9          98.1
                                                      ----------     ----------
   Total portfolio occupancy.......................       94.2          94.5
                                                      ==========     ==========

Newly-Acquired Portfolio:

   Malls (21)......................................       87.6          --

   Associated centers (2)..........................       100.0         --
                                                      ----------     ----------
Total Combined Occupancy:                                 92.4          --
                                                      ==========     ==========

AVERAGE BASE RENT

         Average base rents for the Company's three portfolio categories were as follows:

                                           Three Months Ended March 31,
                                          -------------------------------
                                           2001                     2000
                                          -------                  ------
         Malls......................       $22.01                  $20.56

         Associated centers.........         9.51                    9.95

         Community centers..........         9.03                    8.47


LEASE ROLLOVERS

         On spaces previously occupied, the Company achieved the following results from rollover leasing for the three months ended March 31, 2001 compared to the base and percentage rent previously paid:

                                  Per Square         Per Square
                                   Foot Rent           Foot Rent     Percentage
                                Prior Lease (1)      New Lease (2)     Increase
                               ----------------   ----------------   -----------
         Malls................       $22.20              $23.51             5.9%

         Associated centers...        13.64               13.52             2.8%

         Community centers....        10.74               11.82            10.1%

         (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
         (2) -  Average base rent over the term of the lease.


     For the three months ended March 31, 2001, malls represented 82.5% of the Company's share of total revenues from all Properties including unconsolidated Properties; revenues from associated centers represented 2.9% and revenues from community centers and other represented 14.6%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


Comparison of Results of Operations for the three months ended March 31, 2001 to the Results of Operations for the three months ended March 31, 2000

     Total revenues for the three months ended March 31, 2001 increased by $33.1 million, or 37.7%, to $121.2 million as compared to $88.0 million in 2000. Minimum rents increased by $22.2 million, or 40.1%, to $77.5 million as compared to $55.3 million in 2000, and tenant reimbursements increased by $11.5 million, or 46.6%, to $36.2 million in 2001 as compared to $24.7 million in 2000. Percentage rents decreased by $0.6 million, or 12.6%, to $4.2 million as compared to $4.9 million in 2000.

     Management, leasing and development fees increased by $0.1 million, or 16.1%, to $0.7 million as compared to $0.6 million in 2000. This increase is primarily due to increases in fees earned in managed equity Properties.

     Approximately $27.6 million of the increase in revenues resulted from operations at the eighteen consolidated new centers acquired on January 31, 2001 from Jacobs. These centers are described in the Development, Expansions, Acquisitions and Dispositions section of this report:

     Approximately $3.4 million of the increase in revenues resulted operations at six new Properties opened or acquired in the last fifteen months and one property formerly accounted for under the equity method of accounting in which the Company acquired all of the remaining interests during the quarter.

                                                                                                       Opening/
Project Name                   Location                      Total GLA       Type of Addition          Acquisition  Date
---------------------------    ---------------------------   ---------       ----------------          -----------------
Marketplace at FlowerMound     Dallas (Flowermound), Texas   119,000         Acquisition               March 2000

Coastal Way                    Spring Hill, Florida          177,000         New Development           August, 2000

Chesterfield Crossing          Richmond, Virginia            406,000         New Development           October, 2000

Gunbarrel Pointe               Chattanooga, Tennessee        282,000         New Development           October 2000

Willowbrook Plaza              Houston, Texas                388,000         Acquisition               February 2001

Creekwood Crossing             Bradenton, Florida            404,000         New Development           April 2001

Madison Square Mall            Huntsville, Alabama           934,000         Acquisition of 50%        January 2001
                                                                             interest


     Approximately $2.1 million of the increase in total revenues resulted from improved operations in the existing centers. The majority of these increases were generated at Coolsprings Galleria in Nashville, Tennessee and Meridian Mall in Lansing (Oskemos), Michigan.

     Property operating expenses, including real estate taxes and maintenance and repairs increased in the first quarter of 2001 by $10.4 million or 40.2% to $36.3 million as compared to $25.9 million in the first quarter of 2000. This increase is primarily the result of the addition of the twenty-five new centers referred to above.

     Depreciation and amortization increased in the first quarter of 2001 by $5.3 million or 36.6% to $19.9 million as compared to $14.6 million in the first quarter of 2000. This increase is primarily due to the addition of the twenty-five new centers referred to above.

     Interest expense increased in the first quarter of 2001 by $12.7 million, or 53.8% to $36.3 million as compared to $23.6 million in 2000. This increase is primarily due to the additional interest expense on the twenty-five centers added during the last fifteen months and referred to above.

     The gain on sales of real estate assets increased in the first quarter of 2001 by $0.5 million, to $4.1 million as compared to $3.6 million in 2000. The majority of gain on sales in the first quarter of 2001 was from the sale two existing centers Jean Ribaut Square in Beaufort, South Carolina and Bennington
Place in Roanoke, Virginia and from outparcel sales at The Lakes Mall in Muskegon, Michigan.

     Equity in earnings of unconsolidated affiliates increased in the first quarter of 2001 by $0.8 million to $1.6 million in the first quarter of 2001 as compared to $0.8 million in the first quarter of 2000. This increase was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships, all accounted for under the equity method of accounting. The new centers accounted for under the equity method are: Columbia Mall in Columbia, South Carolina; East Towne Mall, West Towne Mall and West Towne Crossing in Madison Wisconsin; and Kentucky Oaks Mall in Paducah, Kentucky. During the quarter, the Company acquired all of the remaining outside interests in Madison Square Mall in Huntsville, Alabama and discontinued the equity method of accounting for this property.


LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, expansion and renovation programs, acquisitions and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code, the Company is required to distribute to its shareholders at least 90% of its "Real Estate Investment Trust Taxable Income" as defined in the Internal Revenue Code of 1986, as amended (the "Code").

     As of March 31, 2001, the Company had $78.2 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of March 31, 2001, the Company had obtained revolving credit lines and term loans totaling $452 million of which $173.5 million was available. Of the $173.5 million available under the Company's credit facilities $97 million is reserved for capital requirements in the acquired portfolio. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 18.9% ownership in the Operating
Partnership held by the Company's current and former executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately
2.0 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 22.9%. During the quarter the Company issued SCUs of the Operating Partnership to acquire interests in 23 Properties from Jacobs as well as interests in Madison

Square Mall which combined represent a 25.4% interest in the Operating Partnership. Third party ownership interests may be exchanged for approximately
2.4 million shares of common stock which represents a 4.8% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 49.8 million shares of common stock with a market value of approximately $1.324 billion at March 31, 2001 (based on the closing price of $26.60 per share on March 31, 2001). The Company's total market equity is $1.392 billion which includes 2.9 million shares of preferred stock at their closing price of $23.85 per share on March 31, 2001. Company executive and senior officers' ownership interests had a market value of approximately $303.0 million at March 31, 2001.

     Mortgage debt consists of debt on certain consolidated Properties as well as on three Properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At March 31, 2001, the Company's share of funded mortgage debt on its consolidated Properties adjusted for minority investors' interests in eight Properties was $2.301 billion and its pro rata share of mortgage debt on unconsolidated Properties (accounted for under the equity method) was $90.0 million for total debt obligations of $2.391 billion with a weighted average interest rate of 7.44%.

     The Company's total conventional fixed rate debt as of March 31, 2001 was $1.671 billion with a weighted average interest rate of 7.80% as compared to 7.41% as of March 31, 2000.

     The Company's variable rate debt as of March 31, 2001 was $720.9 million with a weighted average interest rate of 6.60% as compared to 7.09% as of March 31, 2000. Through the execution of swap agreements, the Company has fixed the interest rates on $388 million of debt on operating Properties at a weighted average interest rate of 6.54%. Of the Company's remaining variable rate debt of $332.9 million, an interest rate cap in place of $50.0 million and net permanent loan commitments of $134.5 million leaves $148.4 million of debt subject to variable rates. Interest on $120.2 million of variable rate debt is capitalized to projects currently under construction leaving $28.2 million of variable rate debt exposure on operating Properties as of March 31, 2001. There were no fees charged to the Company related to its swap agreements. At March 31, 2001, the Company had an interest rate cap of 7.5% on $50 million of LIBOR-based variable rate debt. The Company's interest rate swap agreements in place at March 31, 2001 are as follows:

Swap Amount               Fixed                Effective          Expiration
(in millions)        LIBOR Component              Date               Date
-------------        ---------------           ----------         -----------
$ 50                      5.700%               06/11/1998          06/12/2001

  38                      5.730%               06/26/1998          06/26/2001

  80                      5.490%               09/01/1998          09/01/2001

  10                      5.737%               01/03/2001          06/01/2002

   5                      5.737%               01/03/2001          06/01/2002

   5                      5.737%               01/03/2001          06/01/2002

  10                      5.737%               01/03/2001          06/01/2002

  20                      5.737%               01/03/2001          06/01/2002


Swap Amount               Fixed                Effective          Expiration
(in millions)        LIBOR Component              Date               Date
-------------        ---------------           ----------         -----------

  20                      4.670%               03/15/2001          09/26/2002

  20                      4.670%               03/15/2001          09/26/2002

  20                      4.670%               03/15/2001          09/26/2002

  10                      4.670%               03/15/2001          09/26/2002

  10                      4.670%               03/15/2001          09/26/2002

   5                      4.670%               03/15/2001          09/26/2002

   5                      4.670%               03/15/2001          09/26/2002

  80                      5.830%               12/22/2000          08/30/2003

     At March 31, 2001, the Company had an interest rate cap at 7.5% on $50 million of LIBOR-based variable rate debt. The Company realized a loss during the quarter and expensed the unamortized cost of this interest rate cap. At
January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company documented and identified the swap agreements in place at January 1, 2001 with the underlying debt and determined that with the exception of two swaps that expired during the quarter, the Company's derivative instruments were effective and qualified for hedge accounting. The Company also documented and identified new swap instruments at inception with the underlying debt and determined that they were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during the quarter ended March 31, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap instruments were recorded on the balance sheet at their fair values in accrued liabilities and in other comprehensive loss each in the amount of $3,321,000. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $2.5 million of the current balance held in accumulated other comprehensive loss.

     On January 31, 2001, the Company assumed in connection with the Jacobs acquisition total debt obligations of $745.5 million, including permanent debt of $661.5 million (adjusted for minority interest in one property); variable-rate debt of $12.5 million; and its pro rata share of mortgage debt on unconsolidated Properties (accounted for under the equity method) of $71.5 million. In addition, the Company closed a $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The outstanding balance under this facility was $115 million at March 31, 2001. Of the revolving component of this facility, $97 million is still available and will be used to fund capital needs in certain of the acquired Properties.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 63.2% at March 31, 2001.

DEVELOPMENT, EXPANSIONS, ACQUISITIONS AND DISPOSITIONS

     On January 31, 2001, the Company acquired from The Richard E. Jacobs Group interests in 21 malls and two associated centers. The total gross leasable area of the twenty-three Properties was 19.2 million square feet, or an average gross leasable area of 880,000 square feet per mall. The gross leasable area of the mall stores in the Jacobs Properties was approximately 6.0 million square feet. The malls are located in middle markets predominantly in the Southeast and the Midwest. Additionally, the Company acquired the remaining 50% interest in Madison Square Mall in Huntsville, Alabama. The centers acquired are as follows:

                                     Acquired
Name of Mall/Location                Interest      Total GLA (1)      Mall Store GLA          Anchors
------------------------------     -----------   ------------------   --------------   ---------------------
Brookfield Square.............        100%              1,041,000         317,000      Boston Store, Sears,
Brookfield, WI                                                                               JCPenney

Cary Towne Center.............        80%                 953,000         296,000      Dillard's, Hecht's,
Cary, NC                                                                                  Hudson, Belk,

Cherryvale Mall...............        100%                714,000         305,000      Bergner's, Marshall
Rockford, IL                                                                              Fields, Sears

Citadel Mall..................        100%              1,068,000         299,000      Parisian, Dillard's,
Charleston, SC                                                                         Belk, Target, Sears

Columbia Mall.................        48%               1,113,000         299,000      Dillard's, JCPenney,
Columbia, SC                                                                              Rich's, Sears

Eastgate Mall.................        100%              1,099,000         270,000       JCPenney, Kohl's,
Cincinnati,OH                                                                            Dillard's, Sears

East Towne Mall...............        48%                 895,000         301,000    Boston Store, Younkers,
Madison, WI                                                                              Sears, JCPenney

Fashion Square................        100%                786,000         289,000      Hudson's, JCPenney,
Saginaw, MI                                                                                   Sears

Fayette Mall..................        100%              1,096,000         309,000      Lazarus, Dillard's,
Lexington, KY                                                                            JCPenney, Sears

Hanes Mall....................        100%              1,556,000         555,000   Dillard's, Belk, Hecht's,
Winston-Salem, NC                                                                        Sears, JCPenney

Jefferson Mall................        100%                936,000         276,000      Lazarus, Dillard's,
Louisville, KY                                                                           Sears, JCPenney

Kentucky Oaks Mall............        48%                 878,000         278,000       Dillard's, Elder-
Paducah, KY                                                                             Beerman, JCPenney,
                                                                                             Shop Ko



                                     Acquired
Name of Mall/Location                Interest      Total GLA (1)      Mall Store GLA          Anchors
------------------------------     -----------   ------------------   --------------   ---------------------

Midland Mall..................        100%                514,000         197,000         Elder-Beerman,
Midland, MI                                                                          JCPenney, Sears, Target

Northwoods Mall...............        100%                833,000         314,000        Dillard's, Belk,
Charleston, SC                                                                           JCPenney, Sears

Old Hickory Mall..............        100%                556,000         161,000       Belk, Goldsmith's,
Jackson, TN                                                                              Sears, JCPenney


Parkdale Mall.................        100%              1,411,000         475,000      Dillard's, JCPenney,
Beaumont,TX                                                                               Foley's, Sears

Randolph Mall.................        100%                376,000         147,000        Belk, JCPenney,
Asheboro, NC                                                                             Dillard's, Sears

Regency Mall..................        100%                918,000         268,000    Boston Store, Younkers,
Racine, WI                                                                               JCPenney, Sears

Towne Mall....................        100%                521,000         154,000         Elder-Beerman,
Franklin, OH                                                                             Dillard's, Sears

Wausau Center.................        100%                429,000         156,000      Younkers, JCPenney,
Wausau, WI                                                                                    Sears

West Towne Mall...............        48%               1,468,000         263,000      Boston Store, Sears,
Madison, WI                                                                                  JCPenney


     During the quarter,the Company exercised its option under a co-development agreement to acquire Willowbrook Plaza in Houston, Texas a 388,000-square-foot community center anchored by AMC Theater. The Company converted its $4.2 million investment and assumed $39 million of floating rate debt to acquire the project. During the quarter the Company opened Kohl's department store at Gunbarrel Pointe in Chattanooga, Tennessee. Subsequent to the end of the quarter,in April 2001 the Company opened Creekwood Crossing in Bradenton, Florida,a 380,000-square-foot community center anchored by Lowe's, Bealls and K-Mart.

     Development projects under construction and scheduled to open during 2001 are: The Lakes Mall in Muskegon, Michigan a 558,000-square foot mall anchored by Sears, Yonkers and JCPenney and scheduled to open in August 2001 and the balance of an expansion to Meridian Mall in Lansing, Michigan opening in phases in November 2001 and September 2002. The Company also has under development The Mall of South Carolina in Myrtle Beach, South Carolina, a 1,095,000-square-foot regional mall and Parkway Place in Huntsville, Alabama, a 631,000-square-foot redevelopment that was acquired in December 1998. The redevelopment of Parkway Place is scheduled to open in phases in August 2001 and October 2002.

     In February 2001, the Company sold Jean Ribaut Square in Beaufort, South Carolina and placed the proceeds in escrow in anticipation of a Section 1031 like-kind exchange under The Code. In March 2001, the Company sold Bennington Place in Roanoke, Virginia in exchange for a short-term note receivable.

     At March 31, 2001, the Company had no standby purchase agreement or co-development agreement obligations. In February 2001, the Company acquired Willowbrook Plaza in Houston, Texas which had been under a co-development agreement.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property which is intended to provide for all necessary recurring and non-recurring capital improvements. Management believes that its annual operating reserves for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 50% - 90% of its funds from operations with the remaining 10% - 50% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that this reserves will be sufficient to cover tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and capital expenditures which will not be reimbursed by tenants.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves or from revolving lines of credit.

     For the first quarter of 2001, revenue generating capital expenditures or "tenant allowances" for improvements were $3.7 million. These capital expenditures generate increased rents from certain tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $1.4 million for the first quarter of 2001. Revenue enhancing capital expenditures or "remodeling costs" were $0.4 million in the first quarter.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. Environmental assessments at Parkway Place (which was acquired in December 1998) has identified certain asbestos containing materials ("ACMs"). All of the existing buildings at Parkway Place will be demolished over time as the mall is redeveloped. Any ACMs are scheduled to be remediated during the demolition process to be completed by the end of the second quarter of 2001. The Company has not been notified by any governmental authority and is not otherwise aware of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former Properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.

CASH FLOWS

     Cash flows provided by operating activities for the first quarter of 2001, increased by $24.3 million, or 91.3%, to $50.9 million from $26.6 million in 2000. This increase was primarily due to the thirty centers opened or acquired during the last fifteen months and improved operations in the existing centers. Cash flows used in investing activities for the first quarter of 2001, increased by $124.7 million, to $153.9 million compared to $29.3 million in 2000. This increase was due primarily to the acquisition of twenty-five new Properties in the quarter. Cash flows provided by financing activities for the first quarter of 2001 increased by $106.6 million, to $110.3 million compared to $3.7 million in 2000 primarily due to increased borrowings related to the acquisition of twenty-five new Properties in the quarter. During the quarter the Company assumed debt of $778,968,000 and issued minority interests of $289,373,000 to acquire real estate assets. The Company also issued minority interests of $50,603,000 and assumed debt of $71,495,000 to acquire non-controlling interests in real estate assets accounted for under the equity method of accounting.


IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on a tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then-existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated Properties but excludes the share of FFO attributable to the minority interest in consolidated Properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales even though NAREIT permits the inclusion of such gains or losses when calculating FFO. Gains or losses on outparcel sales would have added $1.1 million to the Company's FFO in the first quarter of 2001 and $0.9 million in 2000.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the REIT). FFO does not represent cash flow from operations as defined by accounting principals generally accepted in the United States and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

     For the three months ended March 31, 2001, FFO increased by $10.7 million, or 33.2%, to $42.8 million as compared to $32.1 million for the same period in 2000. The increase in FFO was primarily attributable to the opening or acquisition of thirty Properties during the last fifteen months.

     The Company's calculation of FFO is as follows: (dollars in thousands)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                            ----------------------
                                                                              2001           2000
                                                                            --------       -------
Income from operations....................................................  $23,739        $18,967

ADD:

Depreciation & amortization from consolidated properties..................   19,945         14,605

Income from operations of  unconsolidated affiliates......................    1,623          755

Depreciation & amortization from unconsolidated affiliates................      723            314


SUBTRACT:

Minority investors' share of income from operations in ten
   properties.............................................................     (536)          (380)

Minority investors share of depreciation and amortization
   in ten properties......................................................     (276)          (244)

Depreciation and amortization of non-real estate assets and
  finance costs...........................................................     (827)          (276)

Preferred dividends.......................................................   (1,617)        (1,617)
                                                                            --------       -------
TOTAL FUNDS FROM OPERATIONS...............................................  $42,774        $32,124
                                                                            ========       =======
DILUTED WEIGHTED AVERAGE SHARES AND POTENTIAL
   DILUTIVE COMMON SHARES WITH OPERATING
   PARTNERSHIP UNITS FULLY CONVERTED......................................   45,629         36,797


                           PART II - OTHER INFORMATION



ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             The Company held its Annual Meeting of Shareholders on May 2, 2001. At the meeting, shareholders re-elected as directors Stephen D. Lebovitz (15,690,576 votes for and 4,004,511 votes against or withheld) and Winston W. Walker (17,706,320 votes for and 1,988,767 votes against or withheld), to three-year terms expiring in 2004. Other continuing directors of the Company are, Charles B. Lebovitz, Gary M. Bryenton, Claude M. Ballard and Leo Fields whose terms expire in 2002 and John N. Foy, Martin J. Cleary and William Poorvu whose terms expire in 2003.

             In addition, at the meeting, shareholders approved a proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 2001 (19,499,576 votes for, 195,511 votes against or withheld).

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  None

             B.   Reports on Form 8-K

                  The following items were reported:
                  The outline from the Company's April 26, 2001 conference call with analysts and investors regarding earnings (Item 5) was filed on April 26, 2001.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CBL & ASSOCIATES PROPERTIES, INC.


                                                    /s/ John N. Foy
                                           -----------------------------------
                                                      John N. Foy
                                               Vice Chairman of the Board,
                                               Chief Financial Officer and
                                                        Treasurer
                                         (Authorized Officer of the Registrant,
                                             Principal Financial Officer and
                                                Principal Accounting Officer)



Date:  May 15, 2001

                               EXHIBIT INDEX



Exhibit                                                    No.
--------                                                   ----

None