Form 10-Q
period 2001-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2001-08-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   June 30, 2001
                                        -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended                     to
                                        --------------------

         Commission File Number   1-12494
                                --------------------------------------------

                          CBL & Associates Properties, Inc.
         -------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                       Delaware                            62-1545718
         ---------------------------------------      ----------------------
              (State or other jurisdiction of          (IRS Employer
              incorporation or organization)          Identification No.)


         One Park Place, 6148 Lee Highway, Chattanooga, TN        37421
         ---------------------------------------------------   -------------
              (Address of principal executive offices)          (Zip Code)


         (Registrant's telephone number, including area code) (423) 855-0001
                                                              --------------

          ------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                             if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each of the registrants classes of common stock, as of August 8, 2001 : Common Stock, par value $.01 per share, 25,547,931 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX



PART I   FINANCIAL INFORMATION                                      PAGE NUMBER

         ITEM 1:       FINANCIAL INFORMATION                                3

         CONSOLIDATED BALANCE SHEETS - AS OF
         JUNE 30, 2001 AND DECEMBER 31, 2000                                4

         CONSOLIDATED STATEMENTS OF OPERATIONS -
         FOR THE THREE MONTHS AND THE SIX MONTHS ENDED
         JUNE 30, 2001 AND 2000                                             5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000                    6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      11


PART II  OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                        25

         ITEM 2:  CHANGES IN SECURITIES                                    25

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                          25

         ITEM 4:  SUBMISSION OF MATTERS TO HAVE A
                  VOTE OF SECURITY HOLDERS
                                                                           25

         ITEM 5:  OTHER INFORMATION                                        25

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                         25


SIGNATURE                                                                  26

                        CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 2000 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2000.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                              June 30,           December 31,
                                                                                2001                2000
                                                                             -----------         -----------
ASSETS

Real estate assets:

  Land.....................................................................  $  522,722          $  290,366

  Buildings and improvements...............................................   2,878,305           1,919,619
                                                                             -----------         -----------
                                                                              3,401,027           2,209,985

    Less: Accumulated depreciation.........................................    (307,153)           (271,046)
                                                                             -----------         -----------
                                                                              3,093,874           1,938,939

  Developments in progress.................................................     118,122             101,675
                                                                             -----------         -----------
    Net investment in real estate assets...................................   3,211,996           2,040,614

Cash and cash equivalents..................................................       8,642               5,184

Cash in escrow.............................................................       7,936               --

Receivables:

  Tenant, net of allowance for doubtful accounts of $1,854 in
     2001 and 2000.........................................................      35,051              29,641

  Other....................................................................       3,497               3,472

Mortgage notes receivable..................................................       9,925               8,756

Investment in unconsolidated affiliates....................................      68,296                  --

Other assets...............................................................      34,494              27,898
                                                                             -----------         -----------
                                                                             $3,379,837          $2,115,565
                                                                             ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage and other notes payable...........................................  $2,318,113          $1,424,337

Accounts payable and accrued liabilities...................................      67,353              78,228
                                                                             -----------         -----------
  Total liabilities........................................................   2,385,466           1,502,565
                                                                             -----------         -----------
Distributions and losses in excess of investment
 in unconsolidated affiliates..............................................          --               3,510
                                                                             -----------         -----------
Minority interest..........................................................     458,454             174,665
                                                                             -----------         -----------
Commitments and contingencies (Note 2).....................................

Shareholders' Equity:

  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    2,875,000 outstanding in 2001 and 2000 ................................          29                  29

  Common stock, $.01 par value, 95,000,000 shares authorized,
    25,512,107 and 25,067,287 shares issued and outstanding
    in 2001 and 2000, respectively.........................................         255                 251

  Additional paid - in capital.............................................     553,471             462,480

 Other comprehensive loss..................................................      (3,741)                 --

  Accumulated deficit......................................................     (14,097)            (27,935)
                                                                             -----------         -----------
    Total shareholders' equity.............................................     535,917             434,825
                                                                             -----------         -----------
                                                                             $3,379,837          $2,115,565
                                                                             ===========         ===========


The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (in thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                      ----------------------------  ---------------------------
                                                          2001           2000           2001          2000
                                                      ------------  --------------  ------------  -------------
REVENUES:

Rentals:

   Minimum..........................................  $     88,710  $       56,375  $    166,199  $     111,676

   Percentage.......................................           822           1,080         5,060          5,931

   Other............................................         1,456             648         2,938          1,929

Tenant reimbursements...............................        41,048          26,048        77,269         50,758

Management, development  and leasing fees...........         1,581           1,402         2,308          2,028

Interest and other..................................         1,205           1,304         2,203          2,544
                                                      ------------  --------------  ------------  -------------
  Total revenues....................................       134,822          86,857       255,977        174,866
                                                      ------------  --------------  ------------  -------------
EXPENSES:

Property operating..................................        22,927          13,238        42,132         26,929

Depreciation and amortization.......................        22,152          15,159        42,097         29,764

Real estate taxes...................................        10,793           7,767        20,335         14,872

Maintenance and repairs.............................         7,699           4,786        15,278          9,908

General and administrative..........................         4,761           4,184         9,624          9,090

Interest............................................        40,846          23,504        77,124         47,090

Other...............................................            --               4             4             31
                                                      ------------  --------------  ------------  -------------
  Total expenses....................................       109,178          68,642       206,594        137,684
                                                      ------------  --------------  ------------  -------------
Income from operations..............................        25,644          18,215        49,383         37,182

Gain on sales of real estate assets.................           554           5,759         4,612          9,330

Equity in earnings of unconsolidated affiliates.....         1,350             896         2,973          1,651

Minority interest in earnings:

  Operating partnership.............................       (11,641)         (7,412)      (23,728)       (14,358)

  Shopping center properties........................          (462)           (346)         (998)          (726)
                                                      ------------  --------------  ------------  -------------
Income before extraordinary item....................         15,445          17,112        32,242         33,079

Extraordinary loss on extinguishment of debt........        (1,702)           (137)       (1,702)          (137)
                                                      ------------  --------------  ------------  -------------
Net income..........................................        13,743          16,975        30,540         32,942

Preferred dividends.................................        (1,617)         (1,617)       (3,234)        (3,234)
                                                      ------------  --------------  ------------  -------------
Net income available to common shareholders.........  $     12,126  $       15,358  $     27,306  $      29,708
                                                      ============  ==============  ============  =============
Basic per share data:

    Income before extraordinary item................  $       0.55  $         0.62  $       1.15  $        1.20
                                                      ============  ==============  ============  =============
    Net income......................................  $       0.48  $         0.62  $       1.08  $        1.20
                                                      ============  ==============  ============  =============
Weighted average common shares
   outstanding......................................        25,312          24,827        25,222         24,790

Diluted per share data:

    Income before extraordinary item................  $       0.54  $         0.62  $       1.13  $        1.20
                                                      ============  ==============  ============  =============
    Net income......................................  $       0.47  $         0.61  $       1.07  $        1.19
                                                      ============  ==============  ============  =============
Weighted average common and potential                       25,762          24,995        25,633         24,905
    dilutive common shares outstanding..............

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                                  Six Months         Six Months
                                                                                Ended June 30,     Ended June 30,
                                                                                --------------     --------------
                                                                                     2001               2000
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income...................................................................   $  30,540          $  32,942

Adjustments to reconcile net income to net cash provided by operating activities:

  Minority interest in earnings..............................................      24,725             15,084

  Depreciation...............................................................      34,510             23,428

  Amortization...............................................................      82,835              6,925

  Gain on sales of real estate assets........................................      (4,612)            (9,330)

  Extraordinary loss on extinguishment of debt..............................        1,702                  -

  Equity in earnings of unconsolidated affiliates............................      (2,973)            (1,651)

  Distributions from unconsolidated affiliates...............................       7,472              3,645

  Issuance of stock under incentive plan.....................................       1,086                689

  Write-off of development projects..........................................           4                 31

  Distributions to minority investors........................................     (18,226)           (12,653)

Changes in assets and liabilities -

  Tenant and other receivables...............................................      (5,426)            (1,550)

  Other assets...............................................................      (7,016)             1,277

  Accounts payable and accrued liabilities...................................      14,928              2,581
                                                                                --------------     --------------
          Net cash provided by operating activities..........................      84,997             61,418
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Construction of real estate assets and land acquisition..................     (45,286)           (66,348)

    Acquisition of real estate assets........................................    (116,993)           (11,100)

    Capitalized interest.....................................................      (3,018)            (2,843)

    Other capital expenditures...............................................     (14,061)            (5,947)

    Deposits in escrow.......................................................      (7,936)           (14,543)

    Proceeds from sales of real estate assets................................      34,221             42,173

    Additions to mortgage notes receivable...................................      (1,524)            (1,354)

    Payments received on mortgage notes receivable...........................         355                998

    Additions to other assets...............................................       (2,242)            (1,826)

    Advances and investments in unconsolidated affiliates....................     (12,771)            (2,533)
                                                                                --------------     --------------
          Net cash used in investing activities..............................    (169,255)           (63,323)
                                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from mortgage and other notes payable...........................     312,132             54,143

    Principal payments on mortgage and other notes payable...................    (197,325)           (25,336)

    Additions to deferred financing costs....................................      (5,296)              (681)

    Proceeds from issuance of common stock...................................       1,409                816

    Prepayment penalities....................................................      (1,400)                 -

    Proceeds from exercise of stock options..................................       7,677              3,010

    Dividends paid...........................................................     (29,481)           (27,954)
                                                                                --------------     --------------
          Net cash provided by financing activities..........................      87,716              3,998
                                                                                --------------     --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS......................................       3,458              2,093


CASH AND CASH EQUIVALENTS, beginning of period...............................       5,184              7,074
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS, end of period.....................................   $   8,642          $   9,167
                                                                                ==============     ==============
Cash paid for interest, net of amounts capitalized...........................   $  71,460          $  48,879
                                                                                ==============     ==============

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At June 30, 2001, the Company had investments in seven partnerships representing seven malls and two associated centers all of which are reflected using the equity method of accounting. During the six months ended June 30, 2001 the Company acquired interests in three partnerships representing four malls and one associated center and discontinued the equity method of accounting for one partnership after acquiring a controlling interest in it. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (in thousands):

                                                                                       Company's Share
                                                       Total For The                       For The
                                                     Six Months Ended                  Six Months Ended
                                                         June 30,                          June 30,
                                                --------------------------        --------------------------
                                                   2001            2000             2001             2000
                                                ----------      ----------        ---------       ----------
Revenues....................................... $ 26,135        $ 13,874          $ 12,602        $  6,834
                                                ----------      ----------        ---------       ----------
Depreciation and amortization..................    3,894           1,864             1,829             909

Interest expense...............................    7,203           4,189             3,469           2,062

Other operating expenses.......................    8,870           4,476             4,331           2,212
                                                ----------      ----------        ---------       ----------
Net income..................................... $  6,168        $  3,345          $  2,973        $  1,651
                                                ==========      ==========        =========       ==========

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


Note 3 - Credit Agreements

     The Company has credit facilities of $389.4 million of which $147.1 million is available at June 30, 2001. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 5.91% at June 30, 2001. The Company's consolidated and unconsolidated variable rate debt as of June 30, 2001 was $781.8 million with a weighted average interest rate of 5.79% as compared to 7.25% as of June 30, 2000. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $300 million of variable rate debt on operating properties at a weighted average interest rate of 6.35%. There were no fees charged to the Company related to these swap agreements. Of the Company's remaining variable rate debt of $481.8 million, interest rate caps in place on $50 million and a permanent loan commitment of $71.3 million leaves $360.5 million of debt subject to variable rates. Of this amount, $118.1 million of debt is associated with properties currently under construction and $242.4 million of debt is associated with operating properties. The Company's swap agreements in place at June 30, 2001 are as follows:

 Swap Amount
(in millions)     Fixed LIBOR Component      Effective Date    Expiration Date
-------------     ---------------------     ---------------    ---------------
$80                     5.490%                09/01/1998           09/01/2001

 10                     5.737%                01/03/2001           06/01/2002

  5                     5.737%                01/03/2001           06/01/2002

  5                     5.737%                01/03/2001           06/01/2002

 10                     5.737%                01/03/2001           06/01/2002

 20                     5.737%                01/03/2001           06/01/2002

 20                     4.670%                03/15/2001           09/26/2002

 20                     4.670%                03/15/2001           09/26/2002

 20                     4.670%                03/15/2001           09/26/2002

 10                     4.670%                03/15/2001           09/26/2002

 10                     4.670%                03/15/2001           09/26/2002

  5                     4.670%                03/15/2001           09/26/2002

  5                     4.670%                03/15/2001           09/26/2002

 80                     5.830%                12/22/2000           08/30/2003

     At June 30, 2001, the Company had an interest rate cap at 7.5% on $50 million of LIBOR-based variable rate debt. The value of this cap is negligible and the Company had expensed the unamortized cost of this interest rate cap in a prior period. At January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company documented and identified the swap agreements in place at January 1, 2001 with the underlying debt and determined that with the exception of two swaps that expired during the first quarter of 2001 the Company's derivative instruments were effective and qualified for hedge accounting. The Company also documented and identified new swap instruments at inception with the underlying debt and determined that they were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during the quarter and six months ended June 30, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap instruments were recorded on the balance sheet at their fair values of $3.8 million in accrued liabilities and in other comprehensive loss of $3.8 million. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with the timing of when hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $2.6 million of the current balance held in accumulated other comprehensive loss.

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

                                       Associated     Community
Three Months Ended June 30, 2001         Malls         Centers        Centers         All Other          Total
-----------------------------------   -----------    ------------   ------------    ------------      ----------
Revenues                               $ 109,615      $  4,081        $ 18,528        $ 2,598         $ 134,822

Property operating expenses (1)          (36,952)        (981)          (4,311)           825           (41,419)

Interest expense                         (32,568)      (1,119)          (3,660)        (3,499)          (40,846)

Gain on sales of real estate assets            -            -              554              -               554
                                      -----------    ------------   ------------    ------------      ----------
Segment profit and loss                $  40,095      $ 1,981         $ 11,111        $   (76)           53,111
                                      ===========    ============   ============     ===========
Depreciation and amortization                                                                           (22,152)

General and administrative and other                                                                     (4,761)

Equity in earnings and minority
  interest adjustment                                                                                   (10,753)
                                                                                                      ----------
Net income                                                                                            $  15,445
                                                                                                      ==========
Capital expenditures (2)               $  17,992      $   626         $ 2,087         $ 13,227        $  33,932

                                       Associated     Community
Three Months Ended June 30, 2000         Malls         Centers        Centers         All Other          Total
-----------------------------------   -----------    ------------   ------------    ------------      ----------
Revenues                               $  63,471      $ 3,665         $ 17,257        $  2,464        $  86,857

Property operating expenses (1)          (21,588)        (614)          (3,831)            242          (25,791)

Interest expense                         (18,198)        (802)          (3,267)         (1,237)         (23,504)

Gain on sales of real estate assets         (257)           -            3,821           2,195            5,759
                                      -----------    ------------   ------------    ------------      ----------
Segment profit and loss                $  23,428      $ 2,249         $ 13,980        $  3,664           43,321
                                      ===========    ============   ============     ===========
Depreciation and amortization                                                                           (15,159)

General and administrative and other                                                                     (4,188)

Equity in earnings and minority
interest adjustment                                                                                      (6,862)
                                                                                                      ----------
Net income                                                                                            $  17,112
                                                                                                      ==========
Capital expenditures (2)               $  17,666      $ 1,081         $ 17,192        $ (2,007)       $  33,932

                                       Associated     Community
Six Months Ended June 30, 2001           Malls         Centers        Centers         All Other          Total
-----------------------------------   -----------    ------------   ------------    ------------      ----------
Revenues                               $ 207,743      $  8,136        $  36,042        $ 4,056         $ 255,977

Property operating expenses (1)          (69,183)       (1,913)          (8,004)         1,355           (77,745)

Interest expense                         (61,165)       (2,429)          (7,503)        (6,027)          (77,124)

Gain on sales of real estate assets            -             -            3,480          1,132             4,612
                                      -----------    ------------   ------------    ------------      ----------
Segment profit and loss                $  77,395      $  3,794        $  24,015        $   516           105,720
                                      ===========    ============   ============     ===========
Depreciation and amortization                                                                            (42,097)

General and administrative and other                                                                      (9,628)

Equity in earnings and minority
interest adjustment                                                                                      (21,753)
                                                                                                      ----------
Net income                                                                                            $   32,242
                                                                                                      ==========
Total assets (2)                       $2,668,904    $122,783       $489,195          $98,948         $3,379,830

Capital expenditures (2)               $1,229,819    $  4,761       $ 49,248          $20,537         $1,304,365


                                       Associated     Community
Six Months Ended June 30, 2000           Malls         Centers        Centers         All Other          Total
-----------------------------------   -----------    ------------   ------------    ------------      ----------
Revenues                               $  130,576    $  7,132        $ 33,288         $ 3,870         $  174,866

Property operating expenses (1)           (44,060)     (1,206)         (7,063)            620            (51,709)

Interest expense                          (36,408)     (1,641)         (6,607)         (2,434)           (47,090)

Gain on sales of real estate assets          (283)          -           6,692           2,921              9,330
                                      -----------    ------------   ------------    ------------      ----------
Segment profit and loss                $   49,825    $  4,285        $ 26,310         $ 4,977             85,397
                                      ===========    ============   ============     ===========
Depreciation and amortization                                                                            (29,764)

General and administrative and other                                                                      (9,121)

Equity in earnings and minority
interest adjustment                                                                                      (13,433)
                                                                                                      ----------
Net income                                                                                            $   33,079
                                                                                                      ==========
Total assets (2)                       $1,411,183    $104,226        $444,973        $107,217         $2,067,599

Capital expenditures (2)               $   32,167    $  2,444        $ 20,579        $ 25,445         $   80,635

(1) Property operating expenses includes property operating expenses, real estate taxes, and maintenance and repairs.

(2) Capital expenditures includes investment in unconsolidated affiliates. Developments in progress are included in the "All Other" category.

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

GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at June 30, 2001, the operations of a portfolio of properties consisting of forty-four regional malls, sixteen associated centers, seventy-one community centers, an office building, joint venture investments in seven regional malls and two associated centers, and income from seven mortgages (the "Properties"). The Operating Partnership also has one mall, one office building, two mall expansions, two community center expansions and one mall in a joint venture currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of a redevelopment project Springdale Mall in Mobile, Alabama, the recently opened Arbor Place Mall in Atlanta (Douglasville), Georgia, and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped in a joint venture with a third party.


RESULTS OF OPERATIONS

     Operational highlights for the three months and six months ended June 30, 2001 as compared to June 30, 2000 are as follows:

SALES
         Mall shop sales, for those tenants who have reported, in the forty-eight Stabilized Malls in the Company's portfolio decreased by 1.0% on a comparable per square foot basis.

                                              Six Months Ended June 30,
                                        --------------------------------------
                                            2001                      2000
                                        ------------              ------------

         Sales per square foot             $125.22                  $126.50

         Total sales volume in the mall portfolio, including New Malls, but excluding Parkway Place, decreased 1.1% to $1.313 million for the six months ended June 30, 2001 from $1.328 million for the six months ended June 30, 2000.

         Occupancy costs as a percentage of sales for the six months ended June 30, 2001 and 2000 for the Stabilized Malls were 13.5% and 13.8%, respectively. Occupancy costs were 11.9%, 11.5% and 11.1% for the years ended December 31, 2000, 1999, and 1998, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

         Occupancy for the Company's overall portfolio was as follows:

                                                  At March 31,
                                            ------------------------
                                              2001             2000
                                            --------         -------
Core Portfolio:
   Stabilized malls...................       91.1%              92.5%

   New malls..........................       87.9               84.5

   Associated centers.................       96.4               91.9

   Community centers..................       96.4               98.2
                                            --------         -------
   Total portfolio occupancy..........       93.7               94.3

Newly-Acquired Portfolio:

   Malls (21).........................       86.5               --

   Associated centers (2).............       100.0              --

Total Combined Occupancy:                    91.7               --

AVERAGE BASE RENT

         Average base rents for the Company's three portfolio categories were as follows:

                                                At June 30,
                                          ------------------------
                                            2001            2000
                                          --------        --------
Stabilized and new malls...........       $  22.46        $  20.62

Associated centers.................           9.49            9.81

Community centers..................           9.48            8.77

LEASE ROLLOVERS

         On spaces previously occupied, the Company achieved the following results from rollover leasing for the six months ended June 30, 2001 compared to the base and percentage rent previously paid:

                              Per Square          Per Square
                               Foot Rent           Foot Rent         Percentage
                              Prior Lease (1)     New Lease (2)       Increase
                              ---------------     -------------      ----------
Malls.........................  $22.91                $24.68             7.7%

Associated centers............   12.63                 14.27             13.0%

Community centers.............    8.48                 11.93             40.6%

(1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
(2) - Average base rent over the term of the lease.

     For the six months ended June 30, 2001, malls represented 82.9% of total revenues from all properties; revenues from associated centers represented 2.8%; revenues from community centers represented 13.7%; and revenues from mortgages and the office building represented 0.6%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

     Total revenues for the three months ended June 30, 2001 increased by $48.0 million, or 55.2%, to $134.8 million as compared to $86.9 million in 2000. Minimum rents increased by $32.2 million, or 57.4%, to $88.7 million as compared to $56.4 million in 2000, and tenant reimbursements increased by $15.0 million, or 57.6%, to $41.0 million in 2001 as compared to $26.0 million in 2000. Percentage rents decreased by $0.3 million, or 23.9%, to $0.8 million as compared to $1.1 million in 2000.

     Management, leasing and development fees increased by $0.2 million in the second quarter of 2001, or 12.8%, to $1.6 million as compared to $1.4 million in 2000. This increase is primarily due to increases in fees earned on new joint venture projects.

     Approximately $41.4 million of the increase in revenues resulted from operations at the eighteen new centers which are consolidated on the financial statements and which were acquired on January 31, 2001 from The Richard E. Jacobs Group. These centers are described in the Development, Expansions, Acquisitions and Dispositions section of this report:

     Approximately $5.1 million of the increase in revenues resulted from operations at the six new centers opened or acquired during the past fifteen months offset by a decrease in revenues of $1.4 million from sixteen centers sold in the last eighteen months. The six new centers consist of:

                                                                                                   Opening/
Project Name                 Location                    Total GLA       Type of Addition          Acquisition Date
------------                 --------                    ---------       ----------------          ----------------
Coastal Way                  Spring Hill, Florida        177,000         New Development           August 2000

Chesterfield Crossing        Richmond, Virginia          406,000         New Development           October 2000

Gunbarrel Pointe             Chattanooga, Tennessee      282,000         New Development           October 2000

Willowbrook Plaza            Houston, Texas              388,000         Acquisition               February 2001

Creekwood Crossing           Bradenton, Florida          404,000         New Development           April 2001

Madison Square Mall          Huntsville, Alabama         934,000         Acquisition of 50%        January 2001
                                                                          interest

     Approximately $2.9 million of the increase in revenues resulted from improved operations in the existing centers and a lease buyout of $0.6 million at Westgate Mall in Spartanburg, South Carolina.

     Property operating expenses, including real estate taxes and maintenance and repairs increased in the second quarter of 2001 by $15.6 million or 60.6% to $41.4 million as compared to $25.8 million in the second quarter of 2000. This increase is primarily the result of the addition of the twenty-four new centers referred to above.

     Depreciation and amortization increased in the second quarter of 2001 by $7.0 million or 46.1% to $22.2 million as compared to $15.2 million in the second quarter of 2000. This increase is primarily due to the addition of the twenty-four new centers referred to above.

     Interest expense increased in the second quarter of 2001 by $17.3 million, or 73.8% to $40.8 million as compared to $23.5 million in 2000. This increase is primarily due to the additional interest on the twenty-four centers added during the last eighteen months and referred to above.

     The gain on sales of real estate assets decreased in the second quarter of 2001 by $5.2 million, to $0.6 million as compared to $5.8 million in 2000. The gain in the second quarter of 2001 was from the sale of the completed center Sand Lakes Corners in Orlando, Florida. The majority of gain on sales in the second quarter of 2000 resulted from the of $3.8 million gain on sales of five completed centers. The balance of the gains on sales in the second quarter of 2000 were from outparcel sales the majority of which occurred at Sand Lake Corners in Orlando, Florida and Gunbarrel Pointe in Chattanooga, Tennessee.

     Equity in earnings of unconsolidated affiliates increased in the second quarter of 2001 by $0.5 million to $1.4 million as compared to $0.8 million in the first quarter of 2000. This increase was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships, all accounted for under the equity method of accounting, The increase was offset by the end of operations at Parkway Place Mall in Huntsville, Alabama which is being redeveloped and by the conversion of a property accounted for under the equity method of accounting, Madison Square Mall in Huntsville, Alabama, to a property accounted for as a consolidated property .The new centers accounted for under the equity method are: Columbia
Mall in Columbia, South Carolina; East Towne Mall, West Towne Mall and West Towne Crossing in Madison Wisconsin; and Kentucky Oaks Mall in Paducah, Kentucky.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000

     Total revenues for the six months ended June 30, 2001 increased by $81.1 million, or 46.4%, to $256.0 million as compared to $174.9 million in 2000. Of this increase, minimum rents increased by $54.5 million, or 48.8%, to $166.2 million as compared to $111.7 million in 2000, and tenant reimbursements increased by $26.5 million, or 52.2%, to $77.3 million in 2001 as compared to $50.8 million in 2000.

     Management, leasing and development fees increased by $0.3 million in the first six months of 2001, to $2.3million as compared to $2.0 million in 2000. This increase is primarily due to increases in fees earned on new joint venture projects.

     Approximately $68.1 million of the increase in revenues resulted from operations at the eighteen new centers which are consolidated on the financial statements of the Company and which were acquired on January 31, 2001 from The Richard E. Jacobs Group. These centers are described in the Development, Expansions, Acquisitions and Dispositions section of this report:

     New revenues of $11.1 million resulted from operations at the seven new centers opened or acquired during the past eighteen months offset by a decrease in revenues of $3.0 million from sixteen community centers sold in the last eighteen months. The seven new centers are as follows:

                                                                                                  Opening/
Project Name                  Location                      Total GLA     Type of Addition        Acquisition Date
------------                  --------                      ---------     ----------------        ----------------
Marketplace at FlowerMound    Dallas (Flowermound), Texas   119,000       Acquisition             March 2000

Coastal Way                   Spring Hill, Florida          177,000       New Development         August 2000

Chesterfield Crossing         Richmond, Virginia            406,000       New Development         October 2000

Gunbarrel Pointe              Chattanooga, Tennessee        282,000       New Development         October 2000

Willowbrook Plaza             Houston, Texas                388,000       Acquisition             February 2001

Creekwood Crossing            Bradenton, Florida            404,000       New Development         April 2001

Madison Square Mall           Huntsville, Alabama           934,000       Acquisition of 50%      January 2001
                                                                          interest

     Approximately $4.7 million of the increase in revenues resulted from improved operations in the existing centers and a lease buyout of $0.6 million at Westgate Mall in Spartanburg, South Carolina.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first six months of 2001 by $26.0 million, or 50.4%, to $77.7 million as compared to $51.7 million in 2000. This increase is primarily the result of the addition of the twenty-five new centers referred to above.

     Depreciation and amortization increased in the first six months of 2001 by $12.3 million, or 41.4%, to $42.1 million as compared to $29.8 million in 2000. This increase is primarily the result of the addition of the twenty-five new centers referred to above.

     Interest expense increased in the first six months of 2001 by $30.0 million, or 63.8%, to $77.1 million as compared to $41.1 million in 2000. This increase is primarily the result of interest on debt related to the addition of the twenty-five new centers referred to above.

     The gain on sales of real estate assets decreased for the six months ended June 30, 2001 by $4.7 million to $4.6 million as compared to $9.3 million in 2000. The majority of gain on sales in the first six months of 2001 resulted from the $3.5 million gain on sales of three completed centers. The balance of the gains on sales were from outparcel sales at the development The Lakes Mall in Muskegon, Michigan. The majority of gain on sales in the first six months of 2000 resulted from the $6.5 million gain on sales of seven completed centers. The balance of the gains on sales were from outparcel sales the majority of which occurred at Sand Lake Corners in Orlando, Florida and the development Gunbarrel Pointe in Chattanooga, Tennessee.

     Equity in earnings of unconsolidated affiliates increased in the second quarter of 2001 by $1.3 million to $3.0 million as compared to $1.7 million in the first quarter of 2000. This increase was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships, all accounted for under the equity method of accounting, The increase was offset by the end of operations at Parkway Place Mall in Huntsville, Alabama which is being redeveloped and by the conversion of a property accounted for under the equity method of accounting, Madison Square Mall in Huntsville, Alabama, to a property accounted for as a consolidated property .The new centers accounted for under the equity method are: Columbia
Mall in Columbia, South Carolina; East Towne Mall, West Towne Mall and West Towne Crossing in Madison Wisconsin; and Kentucky Oaks Mall in Paducah, Kentucky.


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

     As of June 30, 2001, the Company had $84.1 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of June 30, 2001, the Company had obtained revolving credit lines and term loans totaling $389.4 million of which $147.1 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the
Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     During the second quarter, CBL closed a total of $276 million in financings for six properties with a weighted average interest rate of 6.2%. The proceeds were used to retire two maturing loans and prepay three loans for a total of approximately $212 million with a weighted average interest rate of 8.9%. Excess proceeds of $62.6 million were used to reduce the $212 million credit facility used on January 21, 2001 to acquire the interests of The Richard E. Jacobs Group in 23 properties. The Properties with new loans are Fayette Mall in Lexington, Kentucky with a $98 million fixed rate permanent loan at 7%, Brookfield Mall in Brookfield (Milwaukee), Wisconsin with a a fixed rate permanent loan addition of $30 million at 6.87%, Regency Mall in Racine, Wisconsin a $28.6 million refinancing funded with proceeds from the Company's credit facilities. Additionally, Midland Mall in Midland Michigan, Parkdale Mall in Beaumont, Texas and Columbia Mall in Columbia, South Carolina were refinanced with three separate variable rate loans totaling $119.4 million for terms of up to three years.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 18.8% ownership interest in the Operating Partnership held by the Company's current and former executive and senior officers which may be exchanged for approximately 9.4 million shares of common stock. Additionally, Company executive officers and directors own approximately
2.0 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 22.8%. Ownership interests issued to fund acquisitions of properties in 1998 and January 2001 may be exchanged for approximately 15.1 million shares of common stock which represents a 30.2% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 50.0 million shares of common stock with a market value of approximately $1.536 billion at June 30, 2001 (based on the closing price of $30.70 per share on June 30, 2001). The Company's total market equity is $1.608 billion which includes 2.9 million shares of preferred stock at the closing price of $25.05 per share on June 30, 2001. The Company's current and former executive and senior officers' ownership interests had a market value of approximately $350.0 million at June 30, 2001.

     Mortgage debt consists of debt on certain consolidated properties as well as on seven properties in which the Company owns a non-controlling interest and which are accounted for under the equity method of accounting. At June 30, 2001, the Company's share of funded mortgage debt on its consolidated properties adjusted for minority investors' interests in eight properties was $2.285 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $100.1 million for total debt obligations of $2.385 billion with a weighted average interest rate of 7.34%.

     The Company's share of total conventional fixed rate debt as of June 30, 2001 was $1.603 billion with a weighted average interest rate of 7.64% as compared to 7.41% on $776.3 million of debt as of June 30, 2000.

     The Company's share of variable rate debt as of June 30, 2001 was $781.8 million with a weighted average interest rate of 5.6% as compared to 7.25% on $636.8 million as of June 30, 2000. Through the execution of swap agreements, the Company has fixed the interest rates on $300 million of debt on operating properties at a weighted average interest rate of 6.5%. Of the Company's remaining variable rate debt of $481.8 million, an interest rate cap in place of $50.0 million and a permanent loan commitment of $71.3 million leaves $360.5 million of debt subject to variable rates. Interest on $118.1 million of this remaining variable rate debt is capitalized to projects currently under construction leaving $242.4 million of variable rate debt exposure on operating properties as of June 30, 2001. There were no fees charged to the Company related to its swap agreements. The Company's swap and cap agreements in place at June 30, 2001 are as follows:

 Swap Amount
(in millions)     Fixed LIBOR Component      Effective Date    Expiration Date
-------------     ---------------------     ---------------    ---------------
$80                     5.490%                09/01/1998           09/01/2001

 10                     5.737%                01/03/2001           06/01/2002

  5                     5.737%                01/03/2001           06/01/2002

  5                     5.737%                01/03/2001           06/01/2002

 10                     5.737%                01/03/2001           06/01/2002

 20                     5.737%                01/03/2001           06/01/2002

 20                     4.670%                03/15/2001           09/26/2002

 20                     4.670%                03/15/2001           09/26/2002

 20                     4.670%                03/15/2001           09/26/2002

 10                     4.670%                03/15/2001           09/26/2002

 10                     4.670%                03/15/2001           09/26/2002

  5                     4.670%                03/15/2001           09/26/2002

  5                     4.670%                03/15/2001           09/26/2002

 80                     5.830%                12/22/2000           08/30/2003

cap 50                  7.500%                10/01/2000           09/30/2001

     At January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company documented and identified the swap agreements in place at January 1, 2001 with the underlying debt and determined that with the exception of two swaps that expired during the first quarter of 2001, the Company's derivative instruments were effective and qualified for hedge accounting. The Company also documented and identified new swap instruments at inception with the underlying debt and determined that they were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during the quarter and during the six months ended June 30, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap instruments were recorded on the balance sheet at their fair values in accrued liabilities and in other comprehensive loss each in the amount of $3.8 million. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with the timing of when the hedged items are also recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $2.6 million of the current balance held in accumulated other comprehensive loss.

     On January 31, 2001, the Company assumed in connection with the acquisition of twenty-three properties from The Richard E. Jacobs Group total debt obligations of $745.5 million, including permanent debt of $661.5 million (adjusted for minority interest in one property); variable-rate debt of $12.5 million; and its pro rata share of mortgage debt on unconsolidated Properties (accounted for under the equity method) of $71.5 million. In addition, the Company closed a $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The outstanding balance under this facility was $72.7 million at June 30, 2001. Of the revolving component of this facility, $76.7 million is remaining available and will be used to fund capital needs in certain of the acquired Properties. During the second quarter of 2001 the Company retired $62.6 million of the term loan component of this facility.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 59.7% at June 30, 2001.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

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

Name of Mall/Location                    Acquired              Total GLA (1)   Mall Store GLA         Anchors
-------------------------------------  --------------          -------------   --------------  ----------------------
Brookfield Square....................       100%                 1,041,000         317,000      Boston Store, Sears,
Brookfield, WI                                                                                        JCPenney

Cary Towne Center....................        80%                   953,000         296,000      Dillard's, Hecht's,
Cary, NC                                                                                           Hudson, Belk,

Cherryvale Mall......................       100%                   714,000         305,000      Bergner's, Marshall
Rockford, IL                                                                                       Fields, Sears

Citadel Mall.........................       100%                 1,068,000         299,000      Parisian, Dillard's,
Charleston, SC                                                                                  Belk, Target, Sears

Columbia Mall........................        48%                 1,113,000         299,000      Dillard's, JCPenney,
Columbia, SC                                                                                       Rich's, Sears

Eastgate Mall.....................(1)       100%                 1,099,000         270,000       JCPenney, Kohl's,
Cincinnati,OH                                                                                     Dillard's, Sears

East Towne Mall......................        48%                   895,000         301,000    Boston Store, Younkers,
Madison, WI                                                                                       Sears, JCPenney

Fashion Square.......................       100%                   786,000         289,000      Hudson's, JCPenney,
Saginaw, MI                                                                                            Sears

Fayette Mall.........................       100%                 1,096,000         309,000      Lazarus, Dillard's,
Lexington, KY                                                                                     JCPenney, Sears

Hanes Mall...........................       100%                 1,556,000         555,000   Dillard's, Belk, Hecht's,
Winston-Salem, NC                                                                                 Sears, JCPenney

Jefferson Mall.......................       100%                   936,000         276,000      Lazarus, Dillard's,
Louisville, KY                                                                                    Sears, JCPenney

Kentucky Oaks Mall...................        48%                   878,000         278,000       Dillard's, Elder-
Paducah, KY                                                                                      Beerman, JCPenney,
                                                                                                     Shop Ko

Midland Mall.........................       100%                   514,000         197,000         Elder-Beerman,
Midland, MI                                                                                   JCPenney, Sears, Target

Northwoods Mall......................       100%                   833,000         314,000        Dillard's, Belk,
Charleston, SC                                                                                    JCPenney, Sears

Old Hickory Mall.....................       100%                   556,000         161,000       Belk, Goldsmith's,
Jackson, TN                                                                                       Sears, JCPenney


Parkdale Mall........................       100%                 1,411,000         475,000      Dillard's, JCPenney,
Beaumont,TX                                                                                        Foley's, Sears

Randolph Mall........................       100%                   376,000         147,000        Belk, JCPenney,
Asheboro, NC                                                                                      Dillard's, Sears

Regency Mall.........................       100%                   918,000         268,000    Boston Store, Younkers,
Racine, WI                                                                                        JCPenney, Sears

Towne Mall...........................       100%                   521,000         154,000         Elder-Beerman,
Franklin, OH                                                                                      Dillard's, Sears

Wausau Center........................       100%                   429,000         156,000      Younkers, JCPenney,
Wausau, WI                                                                                             Sears

West Towne Mall...................(1)        48%                 1,468,000         263,000      Boston Store, Sears,
Madison, WI                                                                                           JCPenney

(1) Includes associated center.

     During the quarter the Company opened Creekwood Crossing in Bradenton, Florida,a 380,000-square-foot community center anchored by Lowe's, Bealls and K-Mart. Subsequent to the end of the quarter the Company opened the Parisian store and Picadilly Cafeteria at Parkway Place in Huntsville Alabama and continues the joint venture redevelopment of Parkway Place which will contain 605,000-square-feet. Dillard's and the full redevelopment is scheduled to reopen in the fall of 2002.

     The Company's other development activities include: The Lakes Mall in Muskegon, Michigan a 558,000-square-foot mall anchored by Sears, Yonkers and JCPenney which is scheduled to open in August, 2001. The Company has two mall expansions under construction Springdale Mall in Mobile, Alabama where a Best Buy is scheduled to open in November 2001 and at Meridian Mall in Lansing, Michigan which is scheduled to open in November 2001 and the fall of 2002. The Company also has under construction two community center expansions at Chesterfield Crossing in Richmond, Virginia and at Costal Way in Spring Hill, Florida. The Company also has under construction a new corporate headquarters CBL Center in Chattanooga, Tennessee.

     In May 2001, the Company sold Sand Lake Corners in Orlando, Florida a 558,000-square-foot community center that the Company had developed and opened in July 1999. The proceeds of $22 million were used to retire variable rate debt and pay down on the Company's credit facilities.

     At June 30, 2001, the Company had no standby purchase agreements or co-development agreement obligations. In February 2001, the Company acquired Willowbrook Plaza in Houston, Texas pursuant to a co-development agreement.

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

     For the first six months of 2001, revenue generating capital expenditures or tenant allowances for improvements were $11.2 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $2.4 million for the first six months of 2001. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $0.5 million for the first six months of 2001.

     The Company believes that the Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances.
Environmental assessments at Parkway Place in Huntsville, Alabama (which was acquired in a joint venture in December 1998) identified certain asbestos containing materials ("ACMs") all of which were remediated during the demolition which was completed during the quarter to make way for construction of the new mall. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. The Company has not recorded in its financial statements any material liability in connection with environmental matters.

CASH FLOWS

     Cash flows provided by operating activities for the first six months of 2001, increased by $23.6 million, or 39.2%, to $85.0 million from $61.4 million in 2000. This increase was primarily due to the twenty-three properties acquired in January 2001 and seven properties opened or acquired in the last eighteen months. Cash flows used in investing activities for the first six months of 2001 increased by $105.9 million, to $169.3 million compared to $63.3 million in 2000. This increase was due primarily to the acquisition of twenty-five new Properties in the quarter. Cash flows provided by financing activities for the first six months of 2001 increased by $83.7 million, to $87.7 million compared to $4.0 million in 2000 primarily due to increased borrowings related to the acquisition of twenty-five properties in the last eighteen months. During the first six months of 2001 the Company assumed debt of $778,968,000 and issued minority interests of $289,373,000 to acquire real estate assets. The Company also issued minority interests of $50,603,000 and assumed debt of $71,495,000 to acquire non-controlling interests in real estate assets accounted for under the equity method of accounting.

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


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, other non-cash items of gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. There were no gains on outparcel sales in the second quarter of 2001 as compared to $1.9 million in 2000. In the six months ended June 30, 2001 gains on outparcel sales would have added $1.1 million as compared to $2.8 million in 2000.

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

     For the three months ended June 30, 2001, FFO increased by $14.9 million, or 46.1%, to $47.2 million as compared to $32.3 million for the same period in 2000. For the six months ended June 30, 2001, FFO increased by $25.5 million, or 39.6%, to $89.9 million as compared to $64.4 million for the same period in 2000. The increases in FFO for both periods was primarily attributable to the acquisition of twenty-three properties in January, 2001 and the opening or acquisition of seven properties in the last eighteen months.

The Company's calculation of FFO is as follows: (in thousands)

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    ------------------------          ------------------------
                                                      2001            2000              2001            2000
                                                    --------        --------          --------        --------
Income from operations............................  $ 25,644        $ 18,215          $ 49,383        $ 37,182

ADD:

Depreciation & amortization from  consolidated
properties........................................    22,152         15,159             42,097          29,764

Income from operations of
 unconsolidated affiliates........................     1,350            896              2,973           1,651

Depreciation & amortization from
 unconsolidated affiliates........................     1,106            591              1,829             905

SUBTRACT:

Preferred dividends...............................    (1,617)        (1,617)            (3,234)         (3,234)

Minority investors' share of
  income from operations in
 nine properties..................................      (462)          (346)              (998)           (726)

Minority investors share of
  depreciation and amortization
  in nine properties..............................      (338)          (246)              (614)           (490)

Depreciation and amortization of
   non-real estate assets and finance  costs......      (660)          (360)            (1,487)           (636)
                                                    --------       --------           --------        --------
TOTAL FUNDS FROM OPERATIONS.......................  $ 47,175       $ 32,292           $ 89,949        $ 64,416
                                                    ========       ========           ========        ========
Weighted average common and potential
   dilutive common shares with operating
   partnership units fully converted..............    50,248         32,292             47,951          36,887

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                           None

                  B.       Reports on Form 8-K

                           The following items were reported:

                           The outline from the Company's July 25, 2001
                  conference call with analysts and investors regarding earnings (Item 5) was filed on July 25, 2001.

                                    SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CBL & ASSOCIATES PROPERTIES, INC.


                                                /s/ John N. Foy
                            ---------------------------------------------------
                                                   John N. Foy
                            Vice Chairman of the Board, Chief Financial Officer
                                                 and Treasurer
                                     (Authorized Officer of the Registrant,
                                         Principal Financial Officer and
                                          Principal Accounting Officer)



Date: August 14, 2001

                                  EXHIBIT INDEX



         Exhibit                                                 No.