Form 10-Q
period 2001-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2001-11-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  ____September 30, 2001______

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended ____________ to _______________

         Commission File Number   1-12494

                        CBL & Associates Properties, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                       62-1545718
---------------------------------------       --------------------------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)

One Park Place, 6148 Lee Highway, Chattanooga, TN             37421
--------------------------------------------------  --------------------------
     (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)     (423) 855-0001
                                                    --------------------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares outstanding of each of the registrants classes of common stock, as of November 6, 2001 : Common Stock, par value $.01 per share, 25,590,266 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX



PART I   FINANCIAL INFORMATION                                      PAGE NUMBER

         ITEM 1:       FINANCIAL INFORMATION                                3

         CONSOLIDATED BALANCE SHEETS - AS OF
         SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                           4

         CONSOLIDATED STATEMENTS OF OPERATIONS -
         FOR THE THREE MONTHS AND THE NINE MONTHS ENDED
         SEPTEMBER 30, 2001 AND 2000                                        5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000              6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7

         ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                      11


PART II  OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                        24

         ITEM 2:  CHANGES IN SECURITIES                                    24

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                          24

         ITEM 4:  SUBMISSION OF MATTERS TO HAVE A
                  VOTE OF SECURITY HOLDERS
                                                                           24

         ITEM 5:  OTHER INFORMATION                                        24

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                         24


SIGNATURE                                                                  25

                        CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

                                  CBL & Associates Properties, Inc.
                                      Consolidated Balance Sheets
                                  (In thousands, except share data)
                                           (Unaudited)


                                                                 September 30,     December 31,
                                                                     2001             2000
                                                                 -----------       -----------
 ASSETS
 REAL ESTATE ASSETS:
 Land                                                            $   525,293       $   290,366
 Buildings and improvements                                        2,940,245         1,919,619
                                                                 -----------       -----------
                                                                   3,465,538         2,209,985
 Less: Accumulated depreciation                                     (327,805)         (271,046)
                                                                 -----------       -----------
                                                                   3,137,733         1,938,939
 Developments in progress                                             88,646           101,675
                                                                 -----------       -----------
 Net investment in real estate                                     3,226,379         2,040,614
 CASH AND CASH EQUIVALENTS                                            15,737             5,184
 RECEIVABLES:
     Tenant, net of allowance for doubtful accounts
     of $2,854 in 2001 and $1,854 in 2000                             40,515            29,641
     Other                                                             4,234             3,472
 MORTGAGE NOTES RECEIVABLE                                            10,773             8,756
 INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES              68,694                 -
 OTHER ASSETS
                                                                      35,746            27,898
                                                                 -----------       -----------
                                                                $  3,402,078      $  2,115,565
                                                              ===============      ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
 MORTGAGE AND OTHER NOTES PAYABLE                                  2,347,106         1,424,337
 ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                             82,148            78,228
                                                                 -----------       -----------
 Total liabilities                                                 2,429,254         1,502,565
                                                                 -----------       -----------
 COMMITMENTS AND CONTINGENCIES
 DISTRIBUTIONS AND LOSSES IN EXCESS OF INVESTMENT IN
    UNCONSOLIDATED AFFILIATES                                              -             3,510
                                                                 -----------       -----------
 MINORITY INTERESTS                                                  444,217           174,665
                                                                 -----------       -----------
 SHAREHOLDERS' EQUITY:
 Preferred Stock, $.01 per value, 5,000,000
    shares authorized, 2,875,000 shares issued and
    outstanding in 2001 and 2000                                          29                29
 Common Stock, $.01 per value, 95,000,000 shares
    authorized, 25,564,671 and 25,067,287 shares issued
    and outstanding in 2001 and 2000, respectively                       256               251
 Additional paid-in capital                                          554,923           462,480
 Other comprehensive loss                                             (7,160)                -
 Accumulated deficit                                                 (19,441)          (27,935)
                                                                 -----------       ------------
 Total shareholders' equity                                          528,607           434,825
                                                                 -----------       ------------
                                                                $  3,402,078      $  2,115,565
                                                              ==============      ============

 The accompanying notes are an integral part of these statements.

                                            CBL & Associates Properties, Inc.
                                          Consolidated Statements of Operations
                                          (In thousands, except per share data)
                                                       (Unaudited)

                                                                       Three Months Ended          Nine Months Ended
                                                                          September 30,                September 30,
                                                                    ------------------------    -------------------------
                                                                       2001           2000          2001           2000
                                                                    ---------       --------     ---------      ---------
REVENUES
 Rentals
    Minimum                                                         $  90,169      $  56,130     $ 256,368      $ 167,806
    Percentage                                                          1,581          1,527         6,641          7,458
    Other                                                               1,347            739         4,285          2,668
 Tenant reimbursements                                                 42,648         27,999       119,917         78,757
 Management, development and leasing fees                               1,499          1,107         3,807          3,135
 Interest and other                                                     1,270          1,119         3,473          3,663
                                                                    ---------       --------     ---------      ---------
 Total revenues                                                       138,514         88,621       394,491        263,487
                                                                    ---------       --------     ---------      ---------
EXPENSES:
 Property Operating                                                    25,103         14,769        67,235         41,698
 Depreciation and Amortization                                         22,553         15,238        64,650         45,002
 Real estate taxes                                                     11,250          7,629        31,585         22,501
 Maintenance & Repairs                                                  8,151          4,795        23,429         14,703
 General, administrative and other                                      4,523          4,061        14,151         13,182
 Interest expense                                                      40,081         23,472       117,205         70,562
                                                                    ---------       --------     ---------      ---------
    Total Expenses                                                    111,661         69,964       318,255        207,648
                                                                    ---------       --------     ---------      ---------
 Income from operations                                                26,853         18,657        76,236         55,839
 GAIN ON SALES OF REAL ESTATE ASSETS                                    1,145          3,945         5,757         13,275
 EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES                        1,770            934         4,743          2,585
 MINORITY INTEREST IN EARNINGS:
    Operating partnership                                              (7,932)        (6,988)      (31,660)       (21,346)
    Shopping Center properties                                           (357)          (296)       (1,355)        (1,022)
                                                                    ---------       --------     ---------      ---------
 INCOME BEFORE EXTRAORDINARY ITEM                                      21,479         16,252        53,721         49,331
 EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                         (11,621)           (84)      (13,323)          (221)
                                                                    ---------       --------     ---------      ---------
 NET INCOME                                                             9,858         16,168        40,398         49,110
 PREFERRED DIVIDENDS                                                   (1,617)        (1,617)       (4,851)        (4,851)
                                                                    ---------       --------     ---------      ---------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                        $   8,241      $  14,551     $  35,547      $  44,259
                                                                    =========      =========     =========      =========
 BASIC EARNINGS PER SHARE:
 Income before extraordinary item                                    $   0.78       $   0.59      $   1.93       $   1.79
                                                                    =========      =========     =========      =========
 Net income                                                          $   0.32       $   0.58      $   1.40       $   1.78
                                                                    =========      =========     =========      =========
 Weighted average common shares outstanding
                                                                       25,474         24,954        25,307         24,845

 DILUTED EARNINGS PER SHARE:
 Income before extraordinary item                                    $   0.76       $   0.58      $   1.90       $   1.78
                                                                    =========      =========     =========      =========
 Net income                                                          $   0.32       $   0.58      $   1.38       $   1.77
                                                                    =========      =========     =========      =========
 Weighted average common shares and potential dilutive
    common shares outstanding                                          26,016         25,183        25,760         24,983

       The accompanying notes are an integral part of these statements.

                                          CBL & Associates Properties, Inc.
                                         Consolidated Statements of Cash Flows
                                                    (In thousands)
                                                      (Unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                 2001               2000
                                                                             -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $    40,398         $    49,110
 Adjustments to reconcile net income to net cash provided by operating activities:
 Minority interest in earnings                                                    33,015             22,368
 Depreciation                                                                     52,931             35,196
 Amortization                                                                     12,758             10,751
 Extraordinary loss on extinguishment of debt                                     13,323                  -
 Gain on sales of real estate assets                                              (5,757)           (13,275)
 Equity in earnings of unconsolidated affiliates                                  (4,742)            (2,585)
 Issuance of stock under incentive plan                                            1,385                826
 Write-of of development projects                                                      5                 62
 Distributions from unconsolidated affiliates                                     11,260              9,200
 Distributions to minority interests                                             (33,884)           (18,782)
 Changes in assets and liabilities:
    Tenant and other receivable                                                  (11,636)            (8,107)
    Other Assets                                                                  (7,758)            (1,756)
    Accounts payable and accrued liabilities                                      18,420              4,255
                                                                             -----------         -----------
 Net cash provided by operating activities                                       119,718             87,263
                                                                             -----------         -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets                                                 (53,145)           (97,297)
 Acquisitions of real estate assets                                             (116,993)           (11,100)
 Capitalized interest                                                             (4,670)            (4,575)
 Other capital expenditures                                                      (41,461)           (19,198)
 Deposits in escrow                                                                    -             (9,751)
 Proceeds from sales of real estate assets                                        38,887             59,618
 Additions to mortgage notes receivable                                           (2,608)            (1,497)
 Payments received on mortgage notes receivable                                      591              2,189
 Additional investments in and advances to unconsolidated affiliates             (15,187)            (6,277)
 Additions to other assets                                                        (3,629)                 -
                                                                             -----------         -----------
 Net cash used in investing activities                                          (198,215)           (87,888)
                                                                             -----------         -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and other notes payable                                  549,836            137,539
 Principal payments on mortgage and other notes payable                         (406,036)           (98,965)
 Additions to deferred finance costs                                              (7,281)            (1,676)
 Proceeds from issuance of common stock                                            2,141              1,250
 Proceeds from exercise of stock options                                           8,110              3,256
 Prepayment penalties on extinguishment of debt                                  (13,037)                  -
 Dividends paid                                                                  (44,683)           (42,309)
                                                                             -----------         -----------
 Net cash used in investing activities                                            89,050               (905)
                                                                             -----------         -----------
 NET CHANGE IN CASH AND CASH EQUIVALENTS                                          10,553             (1,530)
 CASH AND CASH EQUIVALENTS, beginning of period                                    5,184              7,074
                                                                             -----------         -----------
 CASH AND CASH EQUIVALENTS, end of period                                    $    15,737         $    5,544
                                                                             ===========         ===========
 SUPPLEMENTAL INFORMATION
 Cash paid during the period for interest, net of amounts capitalized        $   106,021         $   70,831
                                                                             ===========         ===========
 Debt assumed in acquisition of property interests                           $   875,425         $        -
                                                                             ===========         ===========
 Issuance of minority interests in acquisition of property interests         $   339,976         $        -
                                                                             ===========         ===========
      The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At September 30, 2001, the Company had investments in seven partnerships representing seven malls and two associated centers, all of which are reflected using the equity method of accounting. During the nine months ended September 30, 2001 the Company acquired interests in three partnerships representing four malls and one associated center and discontinued the equity method of accounting for one partnership after acquiring a controlling interest in it. Condensed combined results of operations for the unconsolidated affiliates are presented as follows ( in thousands):

                                             Total for the Nine Months      Company's Share for Nine Months
                                                Ended September 30,               Ended September 30,
                                          --------------------------------- ---------------------------------
                                                2001             2000             2001             2000
                                            ---------------   -------------   ---------------   -------------

       Revenues                                    $39,899         $20,162           $19,218          $9,926
                                            ---------------   -------------   ---------------   -------------
       Depreciation and Amortization                 5,858           2,496             2,780           1,223
       Interest Expense                             11,056           6,141             5,318           3,027
      Other operating expenses                      13,135           5,926             6,377           3,091
                                            --------------    ------------    --------------    ------------
      Income from operations                        $9,850          $5,599            $4,743          $2,585
                                           ===============   ==============   ===============   =============

                                               Total for the Three Months     Company's Share for Three Months
                                                 Ended September 30,               Ended September 30,
                                            --------------------------------- ---------------------------------
                                                2001             2000             2001             2000
                                            ---------------   -------------   ---------------   -------------

       Revenues                                   $13,764          $6,288            $6,616          $3,092
                                            ---------------   -------------   ---------------   -------------
       Depreciation and Amortization                1,964             632               951             318
       Interest Expense                             3,853           1.952             1,849             965
      Other Operating Expenses                      4,265           1.450             2,046             875
                                            ---------------   -------------   ---------------   -------------
      Income From Operations                       $3.682          $2.254            $1,770            $934
                                           ===============   ==============   ===============   =============


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


Note 3 - Credit Agreements

     The Company has credit facilities of $389.4 million of which $124.9 million is available at September 30, 2001. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 5.49% at September 30, 2001. The Company's consolidated and unconsolidated variable rate debt as of September 30, 2001 was $864.1 million with a weighted average interest rate of 5.09% as compared to 7.30% as of September 30, 2000. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $220 million of variable rate debt on operating properties at a weighted average interest rate of 6.40%. There were no fees charged to the Company related to these swap agreements. Of the Company's remaining variable rate debt of $644.1 million, an interest rate cap in place on $50 million leaves $594.1 million of debt subject to variable rates. Of this amount, $88.6 million of debt is associated with properties currently under construction and $505.5 million of debt is associated with operating properties.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements

     The Company's swap agreements in place at September 30, 2001 are as follows:

     Swap Amount
    (in millions)       Fixed LIBOR Component    Effective Date     Expiration Date
   -----------------    ---------------------   ---------------     ---------------
        $10                    5.737%              01/03/2001         06/01/2002
          5                    5.737%              01/03/2001         06/01/2002
          5                    5.737%              01/03/2001         06/01/2002
         10                    5.737%              01/03/2001         06/01/2002
         20                    5.737%              01/03/2001         06/01/2002
         20                    4.670%              03/15/2001         09/26/2002
         20                    4.670%              03/15/2001         09/26/2002
         20                    4.670%              03/15/2001         09/26/2002
         10                    4.670%              03/15/2001         09/26/2002
         10                    4.670%              03/15/2001         09/26/2002
          5                    4.670%              03/15/2001         09/26/2002
          5                    4.670%              03/15/2001         09/26/2002
         80                    5.830%              12/22/2000         08/30/2003

     At September 30, 2001, the Company had an interest rate cap at 7.5% on $50 million of LIBOR-based variable rate debt. At January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. At January 1, 2001, the Company determined that with the exception of two swaps that expired during the first quarter of 2001 the Company's derivative instruments were effective and qualified for hedge accounting. The Company also determined that new swap instruments obtained during 2001 were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during the quarter and nine months ended September 30, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap instruments were recorded on the balance sheet at their fair values of $7.2 million in accrued liabilities and in other comprehensive loss of $7.2 million. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with the timing of when hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $5.2 million of the current balance held in accumulated other comprehensive loss.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements



Note 4 - Segment Information

     Management of the Company measures performance and allocates resources according to property type, which is determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

                                                                  Associated     Community
   Three Months Ended September 30, 2001             Malls          Centers        Centers       All Other        Total
------------------------------------------         ---------       --------       --------      --------        ---------
 Revenues                                          $ 114,672       $  4,067       $ 17,235      $  2,540        $ 138,514
 Property operating expenses (1)                     (40,346)          (881)        (3,747)           470         (44,504)
 Interest expense                                    (32,741)        (1,066)        (3,458)       (2,816)         (40,081)
 Gain on sales of real estate assets                     134              -            198           813            1,145
                                                   ---------       --------       --------      --------        ---------
 Segement profit and loss                          $  41,719       $  2,120       $ 10,228      $  1,007           55,074
                                                   =========       ========       ========      ========
 Depreciation and Amortization                                                                                   (22,553)
 General, administrative and other                                                                                (4,523)
 Equity in earnings and minority
     interest adjustment                                                                                          (6,519)
                                                                                                                ---------
 Income before extraordinary item                                                                               $  21,479
                                                                                                                =========
 Capital expenditures (2)                          $  28,553        $   134       $  3,558      $  6,326        $  38,571

                                                                  Associated     Community
   Three Months Ended September 30, 2000             Malls          Centers        Centers       All Other        Total
------------------------------------------         ---------       --------       --------      --------        ---------
 Revenues                                          $  66,725       $  3,730       $ 15,905      $  2,261       $   88,621
 Property operating expenses (1)                     (23,144)          (627)        (3,694)          272          (27,193)
 Interest expense                                    (18,762)        (1,042)        (3,178)         (490)         (23,472)
 Gain on sales of real estate assets                    (115)             -          3,109           951            3,945
                                                   ---------       --------       --------      --------        ---------
 Segement profit and loss                          $  24,704       $  2,061       $ 12,142      $  2,994           41,901
                                                   =========       ========       ========      ========
 Depreciation and Amortization                                                                                    (15,238)
 General, administrative and other                                                                                 (4,061)
 Equity in earnings and minority
    interest adjustment                                                                                           (6,350)
                                                                                                                ---------
 Income before extraordinary item                                                                               $  16,252
                                                                                                                ==========
 Capital expenditures (2)                          $  29,925       $  1,623       $  1,869      $ 15,253        $  48,670

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements



                                                                   Associated     Community
   Nine Months Ended September 30, 2001             Malls          Centers        Centers       All Other        Total
------------------------------------------         ---------       --------       --------      --------        ---------
 Revenues                                          $ 322,421       $ 12,203       $ 53,262      $  6,605        $ 394,491
 Property operating expenses (1)                   (109,515)         (2,794)       (11,742)        1,802         (122,249)
 Interest expense                                   (93,906)         (3,496)       (10,961)      (8,842)         (117,205)
 Gain on sales of real estate assets                    134               -          3,679         1,944            5,757
                                                   ---------       --------       --------      --------        ---------
 Segement profit and loss                          $ 119,134       $  5,913       $ 34,238      $  1,509          160,794
                                                   =========       ========       ========      ========
 Depreciation and Amortization                                                                                   (64,650)
 General, administrative and other
                                                                                                                 (14,151)
 Equity in earnings and minority interest
adjustment                                                                                                       (28,272)
                                                                                                                ---------
 Income before extraordinary item                                                                               $  53,721
                                                                                                               ==========
 Total Assets (2)                                 $2,652,693       $122,236       $483,946      $143,203       $3,402,078
 Capital expenditures (2)                         $1,268,393       $  4,896       $ 52,807      $ 16,840       $1,342,936



                                                                  Associated     Community
   Nine Months Ended September 30, 2000             Malls          Centers        Centers       All Other        Total
------------------------------------------         ---------       --------       --------      --------        ---------
 Revenues                                          $ 197,298       $ 10,862       $ 49,193      $  6,134        $ 263,487
 Property operating expenses (1)                                                  (10,754)
                                                    (67,204)        (1,854)                          910         (78,902)
 Interest expense
                                                    (55,171)        (2,683)        (9,786)       (2,922)         (70,562)
 Gain on sales of real estate assets
                                                       (399)             -          9,801         3,873           13,275
                                                   ---------       --------       --------      --------        ---------
 Segement profit and loss                          $  74,524       $  6,325       $ 38,454      $  7,995          127,298
                                                   =========       ========       ========      ========
 Depreciation and Amortization                                                                                   (45,002)
 General, administrative and other                                                                               (13,182)
 Equity in earnings and minority
    interest adjustment                                                                                          (19,783)
                                                                                                                ---------
 Income before extraordinary item                                                                               $  49,331
                                                                                                                =========
 Total Assets (2)                                 $1,435,819       $105,338       $432,942      $112,473       $2,086,572
 Capital expenditures (2)                         $   62,091       $  4,067       $ 23,420      $ 42,175       $  131,753

(1)      Property operating expenses include property operating, real estate taxes, and maintenance and repairs expenses.
(2)      Developments in progress are included in the "All Other" category.

Note 5 - Comprehensive Income

     Comprehensive income consisted of the following components for the nine months ended September 30, 2001 and 2000, respectively (in thousands):

                                          For the Nine Months Ended
                                             September 30, 2001
                                          -------------------------
                                              2001          2000
                                          ------------   ----------
        Net income                        $     40,398   $   49,110
        Net loss on current period
           cash flow hedges                     (7,160)           -
                                          ------------   ----------
        TOTAL                             $     33,238   $   49,110
                                          ============   ==========

Note 6 - Reclassifications

     Certain   reclassifications   have  been  made  to  prior  years  financial
information to conform with the presentation of 2001 financial information.

NOTE 7 - Proforma Information

     On January 21, 2001 the Company completed the acquisition of twenty-three real estate assets from the Richard E. Jacobs Group, Inc. The purchase price was comprised of $124.5 million in cash including closing costs of approximately $12 million; the assumption of $745.5 million in non-recourse mortgage debt; and the issuance of approximately 12.0 million special common units (SCUs) in the Company's operating partnership. The following unaudited pro forma financial information for the three months ended March 31, 2001 and 2000 present results for the Company as if the acquisition of the interests acquired on January 31, 2001 had occurred at January 1, 2000. The unaudited pro forma financial information neither purports to represent what the consolidated results of operations actually would have been had the acquisition and related transactions in fact occurred on the assumed date, nor purport to project the consolidated results of operations for any future period. (In thousands except per share data):

                                               Total for the Three Months              for the Nine Three Months
                                                 Ended September 30,                      Ended September 30,
                                            ---------------------------------      ---------------------------------

                                                      2001            2000            2001            2000

 Total revenues                                        $ 138,514       $ 132,574       $ 414,846       $ 391,171
                                                       ---------       ---------       ---------       ---------
 Total Expenses                                          111,661          97,599         337,457         317,313
                                                       ---------       ---------       ---------       ---------
 Income from operations                                   26,853          34,975          77,389          73,858
                                                       ---------       ---------       ---------       ---------
 Net income before extraordinary item                     84,808          12,330          49,424          42,907
 Net income avaiable to common shareholders              $ 8,241        $ 12,246        $ 36,101        $ 42,686
                                                 ================================================================
 Basic per share data
 Net income before extraordinary item                     $ 0.78          $ 0.49          $ 1.95          $ 1.73
                                                 ================================================================
 Net income avaiable to common shareholders               $ 0.32          $ 0.49          $ 1.43          $ 1.72
                                                 ================================================================

 Diluted Per share data:
 Net income before extraordinary item                     $ 0.76          $ 0.49          $ 1.92          $ 1.72
                                                 ================================================================
 Net income avaiable to common shareholders               $ 0.32          $ 0.49          $ 1.40          $ 1.71
                                                 ================================================================

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


GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at September 30, 2001 the operations of a portfolio of properties consisting of forty-five regional malls, sixteen associated centers, seventy community centers, an office building, joint venture investments in seven regional malls and two associated centers, and income from eight mortgages (the "Properties"). The Operating Partnership also has one mall, one office building, one mall expansion and two community center expansions currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of a redevelopment project, Springdale Mall in Mobile, Alabama, Arbor Place Mall in Atlanta (Douglasville), Georgia which opened in October 1999, The Lakes Mall in Muskegon, Michigan which opened in August 2001, and Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped in a joint venture with a third party.

     During the third quarter the Company sold Park Village in Lakeland, Florida, a 48,000-square-foot community center. The Company received a note of $1.3 million and proceeds of $1.5 million which were used to pay down on the Company's credit facilities.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

RESULTS OF OPERATIONS

     Operational highlights for the three months and nine months ended September 30, 2001 as compared to September 30, 2000 are as follows:

SALES

     Mall shop sales, for those tenants who have reported, in the forty-eight Stabilized Malls in the Company's portfolio decreased by 1.1% on a comparable per square foot basis.

                                      Nine Months Ended September 30,
                                      -------------------------------
                                        2001                     2000
                                        ----                     ----
Sales per square foot                 $190.35                  $192.47

     Total sales volume in the mall portfolio, including New Malls, decreased 0.7% to $2.036 billion for the nine months ended September 30, 2001 from $2.050 billion for the nine months ended September 30, 2000.

     Occupancy costs as a percentage of sales for the nine months ended September 30, 2001 and 2000 for the Stabilized Malls were 12.8% and 13.8%, respectively. Occupancy costs were 11.9%, 11.5% and 11.1% for the years ended December 31, 2000, 1999, and 1998, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

     Occupancy for the Company's overall portfolio was as follows:

                                                        At September 30,
                                             ---------------------------------
                                                   2001               2000
                                             ------------------ --------------
       Core Portfolio:
          Stabilized malls                         92.2%              92.7%
          New malls                                86.8               89.7
          Associated centers                       90.8               91.4
          Community centers                        96.7               97.8
          Total portfolio occupancy                93.3               94.5
       Newly-Acquired Portfolio:
          Malls (21)                               88.5                --
          Associated centers (2)                  100.0                --
       Total Combined Occupancy:                   92.2                --

     Operating statistics exclude Parkway Place in Huntsville, Alabama where the leaseable area has been demolished to make way for the redevelopment.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

AVERAGE BASE RENT

     Average base rents per square foot for the Company's three portfolio categories were as follows:

                                               At September 30,
                                     -------------------------------------
                                            2001               2000
                                      ------------------ ------------------
         Malls                            $22.67             $20.97
         Associated centers                10.16              9.67
         Community centers                 9.49               8.76

LEASE ROLLOVERS

     On spaces previously occupied, the Company achieved the following results from rollover leasing for the nine months ended September 30, 2001 compared to the base and percentage rent previously paid:

                            Per Square           Per Square
                            Foot Rent             Foot Rent         Percentage
                         Prior Lease (1)        New Lease (2)        Increase
                       --------------------- -------------------- ------------
Malls                         $23.51               $25.90              10.2%
Associated centers            13.99                 13.47             (3.7)%
Community centers             10.71                 11.48              7.2%

    (1)      -        Rental achieved for spaces previously occupied at the end
                      of the lease including percentage rent.
    (2)      -        Average base rent over the term of the lease.

     For the nine months ended September 30, 2001, malls represented 83.8 % of total revenues from all properties; revenues from associated centers represented
3.1 %; revenues from community centers represented 12.4 %; and revenues from mortgages, development fees and the office building represented 0.7%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues for the three months ended September 30, 2001 increased by $49.9 million, or 56.3%, to $138.5 million as compared to $88.6 million in 2000. Minimum rents increased by $34.0 million, or 60.6%, to $90.2 million as compared to $56.1 million in 2000, and tenant reimbursements increased by $14.6 million, or 52.3%, to $42.6 million in 2001 as compared to $28.0 million in 2000. Percentage rents increased by $0.1 million, or 3.5%, to $1.6 million as compared to $1.5 million in 2000.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     Management, leasing and development fees increased in the third quarter of 2001 by $0.4 million, to $1.5 million as compared to $1.1 million in 2000. This increase is primarily due to fees earned on new joint venture projects.

     Approximately $44.6 million of the increase in revenues resulted from operations at eighteen new centers, which were acquired on January 31, 2001 from The Richard E. Jacobs Group and are included in the consolidated financial statements . These centers are described in the Development, Expansions, Acquisitions and Dispositions section of this report:

     Approximately $4.5 million of the increase in revenues resulted from operations at the seven new centers opened or acquired during the past fifteen months offset by a decrease in revenues of $1.4 million from seventeen centers sold in the last twenty-one months. The seven new centers consist of:

                                                                                                       Opening/
Project Name              Location                   Total GLA       Type of Addition        Acquisition  Date
------------------------- -------------------------- --------------- ----------------------- ------------------

Coastal Way               Spring Hill, Florida       177,000         New Development         August 2000
Chesterfield Crossing     Richmond, Virginia         406,000         New Development         October 2000
Gunbarrel Pointe          Chattanooga, Tennessee     282,000         New Development         October 2000
Madison Square Mall       Huntsville, Alabama        934,000         Acquisition of 50%      January 2001
                                                                     interest
Willowbrook Plaza         Houston, Texas             388,000         Acquisition             February 2001
Creekwood Crossing        Bradenton, Florida         404,000         New Development         April 2001
The Lakes Mall            Muskegon. Michigan         553,000         New Development         August 2001

     Approximately $ 2.2 million of the increase in revenues resulted from improved operations, increases in occupancies and increases in recoveries, in the existing centers

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the third quarter of 2001 by $17.3 million or 63.7% to $44.5 million as compared to $27.2 million in the third quarter of 2000. This increase was primarily the result of the addition of the twenty-five new centers referred to above.

     Depreciation and amortization increased in the third quarter of 2001 by $7.3 million or 48.0% to $22.6 million as compared to $15.2 million in the third quarter of 2000. This increase is primarily due to the addition of the twenty-five new centers referred to above.

     General, administrative and other expense increased in the third quarter of 2001 by $0.5 million, or 11.4%, to $4.5 million as compared to $4.1 million in 2000. This increase was primarily the result of additional management staff related to the addition of the twenty-five new centers referred to above.

     Interest expense increased in the third quarter of 2001 by $16.6 million, or 70.8% to $40.0 million as compared to $23.5 million in 2000. This increase was primarily due to the additional interest on the twenty-five centers added during the last fifteen months as referred to above.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     The gain on sales of real estate assets decreased in the third quarter of 2001 by $2.8 million, to $1.1 million as compared to $3.9 million in 2000. The majority of gain on sales in the third quarter of 2001 was from outparcel sales at The Lake Mall in Muskegon, Michigan and outparcel land at a previously sold center in Sand Lake Corner in Orlando, Florida. During the third quarter the Company sold one completed center Park Village in Lakeland, Florida.

     Equity in earnings of unconsolidated affiliates increased in the third quarter of 2001 by $0.8 million to $1.8 million as compared to $0.9 million in the third quarter of 2000. This increase was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships, all accounted for under the equity method of accounting. The increase was offset by decreases as the result of the end of operations at Parkway Place Mall in Huntsville, Alabama which is being redeveloped and by the acquisition of the remaining interest in Madison Square Mall in Huntsville, Alabama. Since the Company now owns 100% of the interest in the Madison Square Mall, this property is now accounted for as a consolidated property rather than under the equity method. The new centers accounted for under the equity method are: Columbia Mall in Columbia, South Carolina; East Towne Mall, West Towne Mall and West Towne Crossing in Madison, Wisconsin and Kentucky Oaks Mall in Paducah, Kentucky.

     COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Total revenues for the nine months ended September 30, 2001 increased by $131.0 million, or 49.7%, to $394.5 million as compared to $263.5 million in 2000. Of this increase, minimum rents increased by $88.6 million, or 52.8%, to $256.4 million as compared to $167.8 million in 2000, and tenant reimbursements increased by $41.2 million, or 52.3%, to $119.9 million in 2001 as compared to $78.8 million in 2000. Percentage rents decreased by $0.8 million, or 11.0% to $6.6 million as compared to $7.5 million in 2000.

     Management, leasing and development fees increased in the nine months ended September 20, 2001 by $0.7 million, to $3.8 million as compared to $3.1 million in 2000. This increase is primarily due to fees earned on new joint venture projects.

     Approximately $113.6 million of the increase in revenues resulted from operations at the eighteen new centers, which were acquired on January 31, 2001 from The Richard E. Jacobs Group and are included in the consolidated financial statements. These centers are described in the Development, Expansions, Acquisitions and Dispositions section of this report:

     Approximately $ 17.3 million of the increase in revenues resulted from operations at the seven new centers opened or acquired during the past twenty-one months offset by a decrease in revenues of $4.1 million from seventeen centers sold in the last twenty-one months. These new centers are described in the previous section of this report.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     Improved occupancies and operations, increased recoveries and increased rents in the Company's operating portfolio generated $ 4.2 million of increased revenues.

     Management, leasing and development fees increased by $0.7 million to $3.8 million in the first nine months of 2001 as compared to $3.1 million in 2000. This increase is primarily due to increases in fees earned on new joint venture projects.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in the first nine months of 2001 by $43.3 million, or 54.9%, to $122.2 million as compared to $78.9 million in 2000. This increase was primarily the result of the addition of the twenty-five new centers referred to above.

     Depreciation and amortization increased in the first nine months of 2001 by $19.6 million, or 43.7%, to $64.6 million as compared to $45.0 million in 2000. This increase was primarily the result of the addition of the twenty-five new centers referred to above.

     General, administrative and other expense increased in the first nine months of 2001 by $1.0 million, or 7.4%, to $14.2 million as compared to $13.2 million in 2000. This increase was primarily the result of additional management staff related to the addition of the twenty-five new centers referred to above.

     Interest expense increased in the first nine months of 2001 by $46.6 million, or 66.1%, to $117.2 million as compared to $70.6 million in 2000. This increase was primarily the result of interest on debt related to the addition of the twenty-five new centers referred to above.

     The gain on sales of real estate assets decreased for the nine months ended September 30, 2001 by $7.5 million to $5.8 million as compared to $13.3 million in 2000. The majority of gain on sales of real estate assets in the first nine months of 2001 resulted from the sales of outparcels at The Lakes Mall in Muskegon, Michigan. The balance of the gain on sales was from the sales of four completed centers during the nine months ended September 30, 2001.

     Equity in earnings of unconsolidated affiliates increased in the first nine months of 2001 by $2.2 million to $4.7 million as compared to $2.6 million in the first nine months of 2000. This increase was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships, all accounted for under the equity method of accounting. The increase was offset by decreases as the result of the end of operations at Parkway Place Mall in Huntsville, Alabama which is being redeveloped and by the acquisition of the remaining interest in Madison Square Mall in Huntsville, Alabama. Since the Company now owns 100% of the interest in the Madison Square Mall, this property is now accounted for as a consolidated property rather than under the equity method. The new centers accounted for under the equity method are: Columbia Mall in Columbia, South Carolina; East Towne Mall, West Towne Mall and West Towne Crossing in Madison, Wisconsin and Kentucky Oaks Mall in Paducah, Kentucky.


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

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     As of September 30, 2001, the Company had $99.6 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of September 30, 2001, the Company had obtained revolving credit lines and term loans totaling $389.4 million of which $124.9 million was available. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the
Company's common stock with an aggregate public offering price of up to $350 million with $278 million remaining after the Company's preferred stock offering on June 30, 1998. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 17.7% ownership interest in the Operating Partnership held by the Company's executive and senior officers, which may be exchanged for approximately 8.9 million shares of common stock. Additionally, Company executive officers and directors own approximately 2.0 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 21.7%. Ownership interests issued to fund acquisitions of properties in 1998 and January 2001 and interest held by former executives may be exchanged for approximately 15.6 million shares of common stock, which represents a 31.2% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 50.1 million shares of common stock with a market value of approximately $1.365 billion at September 30, 2001 (based on the closing price of $27.25 per share on September 30, 2001). The Company's total market equity is $1.436 billion, which includes 2.9 million shares of preferred stock at the closing price of $24.75 per share on September 30, 2001. The Company's executive and senior officers' ownership interests had a market value of approximately $296.7 million at September 30, 2001.

     Mortgage debt consists of debt on certain consolidated properties as well as on eight properties in which the Company owns a non-controlling interest and is accounted for under the equity method of accounting. At September 30, 2001, the Company's share of funded mortgage debt on its consolidated properties, adjusted for minority investors' interests in seven properties, was $2.327 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method of accounting) was $100.8 million for total debt obligations of $2.428 billion with a weighted average interest rate of 6.657%.

     The Company's total conventional fixed rate debt as of September 30, 2001 was $1.563 billion with a weighted average interest rate of 7.53% as compared to 7.46% as of September 30, 2000.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     The Company's variable rate debt as of September 30, 2001 was $864.1 million with a weighted average interest rate of 5.09% as compared to 7.30% as of September 30, 2000. Through the execution of swap agreements, the Company has fixed the interest rates on $220 million of debt on operating properties at a weighted average interest rate of 6.40%. In addition, the Company has an interest rate cap in place on $50.0 million of variable rate debt leaving $594.1 million of debt subject to variable rates. Interest on $88.6 million of this remaining variable rate debt is capitalized to projects currently under construction leaving $505.5 million of variable rate debt exposure on operating properties as of September 30, 2001. There were no fees charged to the Company related to its swap agreements.

     The Company's swap and cap agreements in place at September 30, 2001 are as follows:

     Swap Amount
    (in millions)       Fixed LIBOR Component    Effective Date     Expiration Date
   -----------------    ---------------------   ---------------     ---------------
        $10                    5.737%              01/03/2001         06/01/2002
          5                    5.737%              01/03/2001         06/01/2002
          5                    5.737%              01/03/2001         06/01/2002
         10                    5.737%              01/03/2001         06/01/2002
         20                    5.737%              01/03/2001         06/01/2002
         20                    4.670%              03/15/2001         09/26/2002
         20                    4.670%              03/15/2001         09/26/2002
         20                    4.670%              03/15/2001         09/26/2002
         10                    4.670%              03/15/2001         09/26/2002
         10                    4.670%              03/15/2001         09/26/2002
          5                    4.670%              03/15/2001         09/26/2002
          5                    4.670%              03/15/2001         09/26/2002
         80                    5.830%              12/22/2000         08/30/2003
         50                    7.500%              09/29/2000         10/01/2001

At January 1, 2001,  the  Company
implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. At January 1, 2001, the Company determined that with the exception of two swaps that expired during the first quarter of 2001 the Company's derivative instruments were effective and qualified for hedge accounting. The Company also determined that new swap instruments obtained during 2001 were effective and qualified for hedge

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations


accounting. The Company measured the effectiveness of these instruments in place during the quarter and nine months ended September 30, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap instruments were recorded on the balance sheet at their fair values of $7.2 million in accrued liabilities and in other comprehensive loss of $7.2 million. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with the timing of when hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $5.2 million of the current balance held in accumulated other comprehensive loss.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 62.8% at September 30, 2001.

     During the third quarter, the Company closed a total of $121 million in variable rate financings with terms of up to three years for three properties with a weighted average interest rate of 5.10% at September 30,2001. The proceeds along with $6.9 million from the Company's credit facilities were used to prepay three loans with principal balances of approximately $114.9 million and prepayment penalties and closing costs of $12.9 million. The weighted average interest rate of the prepaid loans was 9.30%. The properties are Fashion Square Mall in Saginaw, Michigan, Jefferson Mall in Louisville, Kentucky and Northwoods Mall in North Charleston, South Carolina.

     On January 31, 2001, the Company assumed, in connection with the acquisition of twenty-three properties from The Richard E. Jacobs Group, total debt obligations of $745.5 million, including permanent debt of $661.5 million (adjusted for minority interest in one property); variable-rate debt of $12.5 million; and its pro rata share of mortgage debt on unconsolidated Properties (accounted for under the equity method) of $71.5 million. In addition, the Company closed a $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The outstanding balance under this facility was $79.7 million at September 30, 2001. Of the revolving component of this facility, $69.7 million is remaining available and will be used to fund capital needs in certain of the acquired Properties. During the second quarter of 2001 the Company retired $62.6 million of the term loan component of this facility.


DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     On January 31, 2001, the Company acquired from The Richard E. Jacobs Group interests in 21 malls and two associated centers. The total gross leasable area of the twenty-three Properties was 19.2 million square feet, or an average gross leasable area of 880,000 square feet per mall. The gross leasable area of the mall stores in the Jacobs Properties was approximately 6.0 million square feet. The malls are located in middle markets predominantly in the Southeast and the Midwest. Additionally, in January 2001 the Company acquired the remaining 50% interest in Madison Square Mall in Huntsville, Alabama. The centers acquired are as follows:

                                                        Gross Leaseable    Mall Shop
Center / Location                     Ownership         Area               Gross           Anchor stores
                                                                           Leaseable Area
--------------------------------------------------------------------------------------------------------------------------
Brookfield Square                     100%              1,041,000          317,000         Boston Store, Sears,
Brookfield, WI                                                                             JCPenney
Cary Towne Center                     100%              953,000            296,000         Dillard's, Hecht's,
Cary, NC                                                                                   Hudson-Belk, Sears,
                                                                                           JCPenney
Cherryvale Mall                       100%              714,000            305,000         Bergner's, Marshall
Rockford, IL                                                                               Fields, Sears
Citadel Mall                          100%              1,074,000          299,000         Parisian, Dillard's,
Charleston, SC                                                                             Belk, Target(2), Sears
Columbia Mall                         48%               1,113,000          299,000         Dillard's, JCPenney,
Columbia, SC                                                                               Rich's, Sears
Eastgate Mall (1)                     100%              1,166,000          270,000         JCPenney, Kohl's,
Cincinnati, OH                                                                             Dillard's, Sears
East Towne Mall                       48%               887,000            301,000         Boston Store, Younkers,
Madison, WI                                                                                Sears, JCPenney
Fashion Square                        100%              786,000            289,000         Marshall Fields,
Saginaw, MI                                                                                JCPenney, Sears
Fayette Mall                          100%              1,108,000          309,000         Lazarus, Dillard's,
Lexington, KY                                                                              JCPenney, Sears

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

                                                        Gross Leaseable    Mall Shop
Center / Location                     Ownership         Area               Gross           Anchor stores
                                                                           Leaseable Area
--------------------------------------------------------------------------------------------------------------------------
Hanes Mall                            100%              1,556,000          555,000         Dillard's, Belk, Hecht's,
Winston-Salem, NC                                                                          Sears, JCPenney
Jefferson Mall                        100%              936,000            276,000         Lazarus, Dillard's,
Louisville, KY                                                                             Sears, JCPenney
Kentucky Oaks Mall                    48%               888,000            278,000         Dillard's, Elder-
Paducah, KY                                                                                Beerman, JCPenney,
Midland Mall                          100%              514,000            197,000         Elder-Beerman,
Midland, MI                                                                                JCPenney, Sears, Target
Northwoods Mall                       100%              833,000            314,000         Dillard's, Belk,
Charleston, SC                                                                             JCPenney, Sears
Old Hickory Mall                      100%              555,000            161,000         Belk, Goldsmith's,
Jackson, TN                                                                                Sears, JCPenney
Parkdale Mall                         100%              1,411,000          475,000         Dillard's I,Dillard's II
Beaumont, TX                                                                               JCPenney, Foleys(2), Sears
Randolph Mall                         100%              376,000            147,000         Belk, JCPenney,
Asheboro, NC                                                                               Dillard's(2), Sears
Regency Mall                          100%              887,000            268,000         Boston Store, Younkers,
Racine, WI                                                                                 JCPenney, Sears
Towne Mall                            100%              465,000            154,000         Elder-Beerman,
Franklin, OH                                                                               Dillard's, Sears
Wausau Center                         100%              429,000            156,000         Younkers, JCPenney,
Wausau, WI                                                                                 Sears
West Towne Mall (1)                   48%               1,462,000          263,000         Boston Store, Sears,
Madison, WI                                                                                JCPenney, Younkers

(1)      Includes Associated Center.
(2)      Opening in 2002.

     During the third quarter the Company opened The Lakes Mall in Muskegon, Michigan a 553,000-square-foot mall anchored by Yonkers, Sears and JC Penney; the first phase of the redevelopment of Parkway Place in Huntsville, Alabama and an expansion of Springdale Mall in Mobile, Alabama where a Best Buy opened. During the third quarter the Company also acquired the remaining 20% minority interest in Cary Towne Center in Cary, North Carolina. The Company acquired the interest in a tax free exchange under The Code for $4.5 million in cash and the assumption of $12.5 million in debt.

                          CBL & Associates Properties, Inc.
                     Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations

     The Company's other development activities include the second phase of the joint venture redevelopment of Parkway Place in Huntsville, Alabama which after opening the mall shops and Dillard's will contain 605,000-square-feet. The full redevelopment is scheduled to reopen in the fall of 2002. The Comapny is also expandng Meridian Mall in Lansing, Michigan which is scheduled to open in November 2001 and the fall of 2002 and two community center expansions at Chesterfield Crossing in Richmond, Virginia and at Coastal Way in Spring Hill, Florida. In addition, the Company has under construction a new corporate headquarters; CBL Center, in Chattanooga, Tennessee. The Company announced plans to commence construction in early 2002 of The Mall of South Carolina in Myrtle Beach, South Carolina, which is a joint venture with the landowner, Burroughs & Chapin. The 1.3 million square-foot regional mall is projected to open in the fall of 2003.

     During the third quarter the Company sold Park Village in Lakeland, Florida a 48,000-square-foot community center. The Company received a note of $1.3 million and proceeds of $1.5 million, which were used to pay down on the Company's credit facilities.

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

     For the first nine months of 2001, revenue generating capital expenditures or tenant allowances for improvements were $17.6 million. These capital expenditures generate increased rents from these tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $7.1 million for the first nine months of 2001. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $17.4 million for the nine months ended September 30, 2001.

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

CASH FLOWS

     Cash flows provided by operating activities for the first nine months of 2001, increased by $32.5 million, or 37.2%, to $119.7 million from $87.3 million in 2000. This increase was primarily due to the twenty-three centers acquired in January 2001 and the opening or acquisition of seven centers over the last twenty-one months and improved operations in the existing centers. Cash flows used in investing activities for the first nine months of 2001 increased by $112.5 million to $200.4 million compared to $87.9 million in 2000 primarily due to the acquisition of properties offset by an decrease in proceeds from sales of real estate assets. Cash flows provided by financing activities for the first nine months of 2001 increased by$90.0 million, to $89.1 million compared to $0.9 used in financing activities million in 2000 primarily due to increased borrowings related to the development and acquisition program. During the first nine months of 2001 the Company assumed debt of $791,449,000 and issued minority interests of $289,373,000 to acquire real estate assets. In the same period the Company also assumed debt of $71,495,000 and issued minority interests of $50,603,000 to acquire non-controlling interests in real estate assets accounted for under the equity method of accounting.


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

         FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains on outparcel sales in the third quarter of 2001 were $0.9 million compared to $0.8 million in the same period in 2000. In the nine months ended September 30, 2001 gains on outparcel sales would have added $2.1 million to FFO as compared to $4.1 million in the same period in 2000.

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

     For the three months ended September 30, 2001, FFO increased by $16.4 million, or 50.3%, to $49.1 million as compared to $32.6 million for the same period in 2000. For the nine months ended September 30, 2001, FFO increased by $41.9 million, or 43.2%, to $139.0 million as compared to $97.1 million for the same period in 2000. The increases in FFO for both periods was primarily attributable to the acquisition of twenty-three properties in January, 2001 and the opening or acquisition of seven properties in the last twenty-one months.


     The Company's calculation of FFO is as follows (in thousands):

                                                                  Three Months                 Nine months Ended
                                                              Ended September 30,               September 30,
                                                          -------------------------       --------------------------
                                                             2001           2000            2001             2000
                                                          ----------     ----------       ----------      ----------
 Income from operations                                   $   26,853     $   18,657       $   76,236      $   55,839
 ADD:
 Depreciation and amortization from
     Consolidated properties                                  22,553         15,238           64,650          45,002
 Income from operations of
     Unconsolidated affiliates                                 1,770            934            4,743           2,585
 Depreciation and amortization from
     Unconsolidated affiliates                                   951            318           2,780            1,223
 SUBTRACT:
 Minority investors' share of income
     from operations                                            (357)          (296)         (1,355)         (1,022)
 Minority investors' share of
     Depreciation and amortization                              (207)          (246)           (821)           (736)
 Depreciation and amortization of non-real
     estate assets and finance costs                            (868)          (344)         (2,355)           (980)
 Preferred dividends                                          (1,617)        (1,617)         (4,851)         (4,851)
                                                           ---------       --------         --------        --------
 TOTAL FUNDS FROM OPERATIONS                               $  49,078       $ 32,644         $139,027        $ 97,060
                                                           =========       ========         ========        ========

                          CBL & Associates Properties, Inc.




                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

             B.   Reports on Form 8-K

                  The following items were reported:


                  The outline from the Company's October 31, 2001 conference call with analysts and investors regarding earnings (Item 5) was filed on October 31, 2001.

                                                     SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CBL & ASSOCIATES PROPERTIES, INC.

                                             /s/ John N. Foy
                         ------------------------------------------------------

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


Date: November 14, 2001