Form 10-K
period 2001-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2002-03-11
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                                                 -------    -------

                           Commission File No. 1-12494

                         CBL & ASSOCIATES PROPERTIES, INC.
                 ------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

            Delaware                                 62-1545718
--------------------------------      -----------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
incorporation or organization)              Number)

2030 Hamilton Place Blvd., Suite 500
Chattanooga, Tennessee                                    37421-6000
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (423) 855-0001

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each Exchange
Title of Each Class                             on which Registered
-------------------------              --------------------------------------
Common Stock, $.01 par                          New York Stock Exchange
value per share

9.0% Series A Cumulative
Redeemable Preferred Stock, par                 New York Stock Exchange
value $.01 per share,

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $906,954,428 based on the closing price on the New York Stock Exchange for such stock on March 1, 2002.

     As of March 1, 2002, there were outstanding 25,692,760 shares of the Registrant's Common Stock and 2,875,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates certain information by reference to the Registrant's definitive proxy statement in respect to the Annual Meeting of Stockholders to be held on May 7, 2002.

                CBL & Associates Properties, Inc - 2001 Form 10K

                                   FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                              Page

                                     PART I

Item 1     Business                                                       3
Item 2     Properties                                                    14
Item 3     Legal Proceedings                                             36
Item 4     Submission of Matters to a Vote of Security Holders           36

                                     PART II

Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters                                           36
Item 6     Selected Financial Data                                       37
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           38
Item 7A    Quantitative and Qualitative Disclosures about Market Risk    50
Item 8     Financial Statements and Supplementary Data                   50
Item 9     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                           50

                                    PART III

Item 10    Directors and Executive Officers of the Registrant            50
Item 11    Executive Compensation                                        50
Item 12    Security Ownership of Certain Beneficial Owners
           and Management                                                50
Item 13    Certain Relationships and Related Transactions                50

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                           50

                  CBL & Associates Poperties, Inc. - Form 10K


     Cautionary Statement Relevant to Forward-Looking Information for the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This Annual Report on Form 10-K contains forward-looking statements, such as information relating to the Company's growth strategy, projects targeted for development or under construction, liquidity and capital resources and compliance with environmental laws and regulations. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     The Company conducts substantially all of its business through CBL & Associates Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), in which the Company owns an indirect 51.1% interest and of which the Company's wholly-owned subsidiary is the sole general partner. To comply with certain technical requirements of the Internal Revenue Code of 1986, as amended (the "Code") applicable to real estate investment trusts' ("REIT's"), the Company's property management and development activities, sales of peripheral land and maintenance and security operations are carried out through CBL & Associates Management, Inc. (the "Management Company").

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

     In June 1998, the Company completed a public offering of 2,875,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") at a price to the public of $25.00 per share. The net proceeds of $70 million were used to repay variable rate indebtedness incurred in the Company's development and acquisition programs.

                  CBL & Associates Poperties, Inc. - Form 10K

     On January 31, 2001, the Company issued 12,056,692 special common units of the Operating Partnership with a fair value of $27.25 per unit for the first stage of the acquisition of The Richard E. Jacobs Group, Inc.'s ("Jacobs") interests in 21 malls and two associated centers.

     On January 31, 2001, the Company issued 603,344 special common units of the Operating Partnership with a fair value of $27.25 per unit to purchase the 50% interest in Madison Square Mall in Huntsville, Alabama that it did not already own. In June 2001 the Company issued 31,008 common units of the Operating Partnership with a value of $949,000 to purchase the 25% interest in Madison Plaza in Huntsville, Alabama that it did not already own.

     After giving effect to the above transactions, at December 31, 2001 CBL holds a 17.7% limited partner interest in the Operating Partnership, the Company indirectly holds a 51.1% general and limited partner interest in the Operating Partnership, Jacobs holds a 22.8% limited partner interest and third parties hold a 8.3% limited partner interest. In addition, CBL holds approximately 2.0 million of the outstanding shares of Common Stock for a total ownership share in the Company of 21.8%.

General

     The Company owns interests in a portfolio of properties, which as of December 31, 2001 consisted of 52 enclosed regional malls (the "Malls"), 18 associated centers (the "Associated Centers"), each of which is part of a regional shopping mall complex, and 68 independent community and neighborhood shopping centers (the "Community Centers"). Of these properties nineteen Malls, thirteen Associated Centers and sixty-four Community Centers were developed by CBL or the Company.

     As of December 31, 2001 the Company owned one regional Mall, and one mall expansion under construction (the "Construction Properties"). The Company also owned as of December 31, 2001 options to acquire certain shopping center development sites (the "Development Properties").

     The Company also owned, as of December 31, 2001, mortgages (the "Mortgages") on eight community and neighborhood shopping centers owned by non-CBL affiliates. The Mortgages were granted in connection with sales by CBL of certain properties previously developed by CBL. The Company also owns interests in two office buildings in Chattanooga, Tennessee ("Office Buildings"). The Company relocated its headquarters at year end to a new Office Building owned by the Company and opened in December, 2001. The Malls, Associated Centers, Community Centers, Construction Properties, Development Properties, Mortgages and Office Buildings are collectively referred to herein as the "Properties" and individually as a "Property".

     The Company and the Operating Partnership generally own a 100% interest in the Properties. With three exceptions, where the Company and the Operating
Partnership own less than a 100% interest in a Property, the Operating Partnership is the sole general partner, managing general partner or managing member of the partnership or limited liability company which owns such Property (each a "Property Partnership"). For two Malls and one Associated Center, affiliates of the Operating Partnership are non-managing general partners in the three Property Partnerships owning those Properties.

     For a full description of the Properties, see Item 2 -- "Properties."

     For information about the Company's reportable segments, see Note 17 to the Consolidated Financial Statements.

     The Company's executive offices are currently located at CBL Center, Suite 500, 2030 Hamilton Place Blvd., Chattanooga, Tennessee 37421-6000. The telephone number at this address is (423) 855-0001.


Management and Operation of Properties

     Management Company

     The Company is self-managed and self-administered. To comply with certain technical requirements of the Code, the Company's property management and development activities and sales of peripheral land are carried out through the Management Company.

                  CBL & Associates Poperties, Inc. - Form 10K

     The Operating Partnership holds 100% of the preferred stock and 5% of the common stock of the Management Company. The remaining 95% of the common stock is held by Charles Lebovitz, his family and his associates. Substantially all of CBL's asset management, property management and leasing and development operations, including CBL's executive, property, financial, legal and administrative personnel, were transferred to the Management Company as part of the Formation. The Management Company manages all of the Properties (except for Governor's Square and Governor's Plaza in Clarksville, Tennessee and Kentucky Oaks Mall in Paducah, Kentucky -- see below) under a management agreement that may be terminated at any time by the Operating Partnership upon 30 days written notice. In addition, the Management Company manages certain properties owned by CBL that were not transferred to the Company in the Formation as well as certain shopping centers owned by non-CBL affiliates. Through its ownership of the Management Company's preferred stock, the Operating Partnership enjoys substantially all of the economic benefits of the Management Company's business. The Management Company's Amended and Restated Certificate of Incorporation requires that a majority of the Management Company's board of directors be independent of CBL. Since November 1993, the board of directors of the Management Company has consisted of the same individuals as the Company's board of directors, including four independent directors until January 31, 2001 when two directors were added one of which is an independent director.

     On-Site Management

     The on-site property management functions at the Malls include leasing, management, data processing, rent collection, project bookkeeping, budgeting, marketing, and promotions. Each Mall, for itself and its Associated Centers, has an on-site property manager who oversees the on-site staff and an on-site marketing director who oversees the marketing program for that Mall. The on-site Mall managers are experienced managers with training in mall management. Each Mall manager and marketing director reports to the home office through six regional Mall managers and six regional marketing directors. These regional managers' offices are located in the Mall properties. District managers, most of whom are located at the Company's headquarters, oversee the leasing and operations at a majority of the Community Centers.

     Virtually all operating activities of the Company are supported by a computer software system which is designed to provide management with operating data necessary to make informed business decisions on a timely basis. The Company has a program of on-going upgrades to hardware and software that support the accounting and management information systems. The Company also maintains a web site to publish integrated information on the world wide web about the Company and its properties. These systems were developed to more efficiently assist management in efforts to market the Properties, maintain management quality, enhance investor relations and communications and enhance tenant relations while minimizing operating expenses. Retail sales analysis, leasing information, budget controls, accounts receivable/payable, operating expense variance reports and income analysis are continually available to management. via the accounting and management information systems. Through these systems management also has available information that facilitates the development and monitoring of budgets and other relevant information.

     Management pursues periodic preventative property maintenance programs, which encompass paving, roofing, HVAC and general improvements to the Properties' common areas. The on-site property managers oversee all such work in accordance with approved budgets with the coordination of, and reporting to, both regional and home office management.


     Governor's Square and Kentucky Oaks

     Governor's Square and Governor's Plaza in Clarksville, Tennessee and Kentucky Oaks in Paducah, Kentucky are the only Properties in the Company's portfolio in which the Company is not the sole general partner or managing general partner or managing member. Governor's Square is owned by a Property Partnership, the managing general partner of which is a non-CBL affiliate and which owns a 47.5% interest in the Mall. The Company is a non-managing general partner of Governor's Plaza. The Company owns a 48% interest in Kentucky Oaks Mall and has an option to acquire an additional 2% interest. The Mall which is managed by a non-CBL affiliate which owns a 50% interest. Although the managing general partner of each of these partnerships controls the timing of distributions of cash flow, the Company's approval is required for certain major decisions, including permanent financing, refinancing and sale of all or substantially all of the partnership's assets. Property management services, including accounting, auditing, maintenance, promotional programs, leasing, collection and insurance, are performed by a property manager affiliated with the non-CBL managing general partner for which such property manager receives a fee.

Employees

     The Company, through the Management Company, currently employs approximately 617 full time and 461 part time persons. None of these employees is currently represented by any union. The Company does not have any employees other than its statutory officers.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of petroleum and certain hazardous or toxic substances on, under or in such real estate. Such laws typically impose such liability

                  CBL & Associates Poperties, Inc. - Form 10K

without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain laws also impose requirements on conditions and activities that may affect the environment or the impact of the environment on human health. Failure to comply with such requirements could result in the imposition of monetary penalties (in addition to the costs to achieve compliance) and potential liabilities to third parties. Among other things, certain laws require abatement or removal of friable and certain non-friable asbestos-containing materials ("ACMs") in the event of demolition or certain renovations or remodeling. Certain laws regarding ACMs require building owners and lessees, among other things, to notify and train certain employees working in areas known or presumed to contain ACMs. Certain laws also impose liability for release of ACMs into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with ACMs. In connection with its ownership and operation of the Properties, the Company, the Operating Partnership or the relevant Property Partnership, as the case may be, may be potentially liable for such costs or claims.

     All of the Properties (excluding properties upon which the Company holds an option to purchase but does not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments by independent environmental consultants. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the Property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks ("UST"s) used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samples of building materials or subsurface investigations were, or will, be undertaken. At certain Properties, where warranted by the conditions, the Company has developed and implemented an operations and maintenance program that establishes operating procedures with respect to ACMs. The costs associated with the development and implementation for such programs were not material.

     Although there can be no assurances that such environmental liability does not exist, none of the environmental assessments have identified and the Company is not aware of any environmental liability with respect to the properties in which the Company or the Operating Partnership has, or had, an interest (whether as an owner or operator) that the Company believes would have a material adverse effect on the Company's financial condition, results of operations or cash flows. Nevertheless, it is possible that the environmental assessments available to the Company do not reveal all potential environmental liabilities, that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to the Company, the Operating Partnership or the relevant Property Partnership. The existence of any such environmental liability could have an adverse effect on the Company's results of operations, cash flow and the funds available to the Company to pay dividends.

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

                  CBL & Associates Poperties, Inc. - Form 10K

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

     Geographic Concentration

     The Properties are located principally in the southeastern United States (Alabama, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee and Virginia). Thirty Malls, fifteen Associated Centers, fifty Community Centers and the two Office Buildings are located in this region. The Company's results of operations and funds available for distribution to stockholders therefore will be subject generally to economic conditions in the southeastern United States. The Properties located in the southeastern United States accounted for 58.9% of the Company's total assets, and provided 59.5% of the Company's total revenues from all properties for the year ended December 31, 2001.

     Third Party Interests In Certain Properties

     The Operating Partnership owns partial interests in ten Malls, four Associated Centers, one Community Center, two Office Buildings, one Mall under development and one Mall under construction. The Operating Partnership or an affiliate of the Company is the managing general partner of the Property Partnerships that own such Properties, except for the Governor's Square Mall, Governor's Plaza and Kentucky Oaks Mall.

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

     With respect to Governor's Square, Governor's Plaza and Kentucky Oaks Mall, the Operating Partnership does not have day-to-day operational control or control over certain major decisions, including the timing and amount of distributions, which could result in decisions by the managing general partner that do not fully reflect the interests of the Company, including decisions relating to the standards that the Company is required to satisfy in order to maintain its status as a real estate investment trust for tax purposes. However, decisions relating to sales, expansions, dispositions of all or substantially all of the assets, and financings are subject to approval by the Operating Partnership.

     Dependence on Significant Properties

     Eleven months of revenue at Hanes Mall in Winston-Salem, North Carolina and the full years revenue at Coolsprings Galleria in Nashville, Tennessee and Hamilton Place Mall in Chattanooga, Tennessee accounted for approximately 3.9%, 3.6% and 3.6%, respectively, of total revenues of the Company for the period ended December 31, 2001. The Company's financial position and results of operations will therefore be somewhat affected by the results experienced at these Properties.

     Dependence on Significant Markets

     In certain markets the Company may have more than one Mall. The top six markets with one or more of the Company's Malls and various Associated Centers and Community Centers are: three Malls, three Associated Centers and one Community Center in Nashville Tennessee, one Mall, four Associated Centers, three Community Centers and two Office Buildings in Chattanooga, Tennessee, one Mall in Winston-Salem, North Carolina, two Malls in Charleston, South Carolina and one Mall in Minneapolis (Burnsville), Minnesota. The Company's share of revenues derived from these markets represent 10.1%, 4.6%, 3.9%, 3.5% and 3.4% of the Company's revenues for the year ended December 31, 2001, respectively. Total revenue for eleven months of operations at two Malls in Madison, Wisconsin represent 3.5% of total revenues for all of the Company's properties for the year ended December 31, 2001. The Company's share of revenues from the two Malls in Madison, Wisconsin, however represent only 2.0% of the Company's total revenue for the Year ended December 31, 2001.. The Company's financial position and results of operations will therefore be affected by the results experienced at these Properties in these six markets.

                  CBL & Associates Poperties, Inc. - Form 10K


     Dependence on Key Tenants

     As of December 31, 2001, The Limited Inc. Stores (including Intimate Brands, Inc.) maintained 189 stores in the Company's properties and in the year ended December 31, 2001 accounted for approximately 6.4% of total revenues of the Company. As of December 31, 2001, the Gap. Inc.. (The Gap, Old Navy, Banana Republic and Gap Kids ) had 67 stores and in the year ended December 31, 2001, accounted for 2.7% of the total revenues of the Company. As of December 31, 2001, the Footlocker, Inc. (Footlocker, Ladies Footlocker, Kids Footlocker and Champs Sports) had 117 stores and in the year ended December 31, 2001, accounted for 2.6% of the total revenues of the Company. The loss or bankruptcy of these or any other key tenants could negatively affect the Company's financial position and results of operations.


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

     "Funds from Operations" is defined by the Company as net income (loss) before property depreciation, other non-cash items, gains or losses on sales of real estate assets and gains or losses on investments in marketable securities. Effective January 1, 2000, the National Association of Real Estate Investment Trusts ("NAREIT") clarified FFO to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" under accounting principles generally accepted in the United States. Funds from Operations does not represent cash flow from operations as defined by accounting principals generally accepted in the United States ("GAAP") and is not necessarily indicative of cash available from operations to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

     The Company classifies its regional malls into three categories - stabilized malls ("Stabilized Malls") which have completed their initial lease-up, new malls ("New Malls") which are in their initial lease-up phase or are being redeveloped and newly acquired malls ("Newly Acquired Malls") representing the 21 mall portfolio acquired on January 31, 2001. At year end the New Mall category was comprised of Springdale Mall in Mobile, Alabama which was acquired in September 1997 and which is currently being redeveloped and retenanted; Parkway Place Mall in Huntsville, Alabama which was acquired in December, 1998 and which is being redeveloped, Arbor Place in Atlanta (Douglasville), Georgia, which opened in October 1999 and The Lakes Mall in Muskegon, Michigan which opened in August 2001.

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

                           On January 31, 2001, the Company acquired from The Richard E. Jacobs Group interests in twenty-one Malls and two Associated Centers, including the acquisition of minority interests in certain properties, the Newly Acquired Malls defined above. The total gross leasable area of the twenty-three properties is 19.2 million square feet, or an average gross leasable area of 914,000 square feet per Mall. The gross leasable area of mall stores is approximately 5.9 million square feet. The Malls are located in middle markets predominantly in the Southeast and the Midwest. Certain information on the Properties that wereacquired is as follows on the next page (as of the acquisition date of January 31, 2001):

                  CBL & Associates Poperties, Inc. - Form 10K

                                                            Total                       Sales
                                Year of                      Gross                       per     Occupany
      Name of        Year of   Most Recent      Proposed    Leasable        Mall        Square    Percen-
 Center/Location     Opening   Expansion        Ownership     Area         Stores       Foot(1)    tage(2)  Anchors
----------------------------------------------------------------------------------------------------------------------------------
Brookfield Square     1967        1997            100.0%    1,041,000     317,000        $438          97%  Boston Store, Sears,
Brookfield, WI                                                                                              JCPenney
Cary Towne Center     1979        1993             80.0%      953,000     296,000         380          97%  Dillard's, Hecht's,
                                                                                                            Sears
Cary, NC                                                                                                    Hudson-Belk, JCPenney
Cherryvale Mall       1973        1989            100.0%      714,000     305,000         315          86%  Bergner's, Marshall
Rockford, IL                                                                                                Field's, Sears
Citadel Mall          1981        2000            100.0%    1,068,000     299,000         259          85%  Parisian, Dillard's,
Charleston, SC                                                                                              Belk, JCPenney, Sears
Columbia Mall         1977        1997             48.0%    1,113,000     299,000         257          90%  Dillard's, JCPenney,
Columbia, CS                                                                                                Rich's, Sears
Eastgate Mall (2)     1980        1995            100.0%    1,099,000     270,000         269          88%  JCPenney, Kohl's,
Cincinnati, OH                                                                                              Dillard's, Sears
East Towne Mall       1971        1997             48.0%      895,000     301,000         301          96%  Boston Store,
                                                                                                            Younkers,
Madison, WI                                                                                                 Sears, JCPenney
Fashion Square        1972        1993            100.0%      786,000     289,000         301          93%  Hudson's, JCPenney,
Saginaw, MI                                                                                                 Sears
Fayette Mall          1971        1993            100.0%    1,096,000     309,000         495          99%  Lazarus, Dillard's,
Lexington, KY                                                                                               JCPenney, Sears
Hanes Mall            1975        1990            100.0%    1,556,000     555,000         329          93%  Dillard's, Belk,
                                                                                                            Hecht's,
Winston-Salem, NC                                                                                           Sears, JCPenney
Jefferson Mall        1978        1999            100.0%      936,000     276,000         287          96%  Lazarus, Dillard's,
Louisville, KY                                                                                              Sears, JCPenney
Kentucky Oaks Mall    1982        1995             48.0%      878,000     278,000         256          84%  Dillard's, Elder-
Paducah, KY                                                                                                 Beerman, JCPenney,
Midland Mall          1991         -              100.0%      514,000     197,000         245          85%  Elder-Beerman,
Midland, MI                                                                                                 JCPenney, Sears,
                                                                                                            Target
Northwoods Mall       1972        1995            100.0%      833,000     314,000         317          88%  Dillard's, Belk,
Charleston, SC                                                                                              JCPenney, Sears
Old Hickory Mall      1967        1994            100.0%      556,000     161,000         304          99%  Belk, Goldsmith's,
Jackson, TN                                                                                                 Sears, JCPenney
Parkdale Mall         1986        1993            100.0%    1,411,000     475,000         271          82%  Dillard's, JCPenney,
Beaumont, TX                                                                                                Montgomery Ward
Randolph Mall         1982        1989            100.0%      376,000     147,000         195          91%  Belk, JCPenney,
Asheboro, NC                                                                                                Roses, Sears
Regency Mall          1981        1999            100.0%      918,000     268,000         257          91%  Boston Store,
                                                                                                            Younkers,
Racine, WI                                                                                                  JCPenney, Sears
Towne Mall            1977         -              100.0%      521,000     154,000         269          70%  Elder-Beerman,
Franklin, OH                                                                                                Dillard's, Sears
Wausau Center         1983        1999            100.0%      429,000     156,000         258          95%  Younkers, JCPenney,
Wausau, WI                                                                                                  Sears
West Towne Mall (2)   1970        1990             48.0%    1,468,000     263,000         376          98%  Boston Store, Sears,
Madison, WI                                                                                                 JCPenney
                                                           ----------   ---------        ----
Total                                                      19,161,000   5,929,000        $313(3)
                                                           ==========   =========        ====

(1)      For the year ended December 31, 2001
(2)      Includes Associated Center
(3)      Weighted Average

                  In February 2001, the Company exercised its option in a co-development project Willowbrook Plaza in Houston, Texas.

                  On January 31, 2001, the Company issued 603,344 special common units of the Operating Partnership to purchase a 50% interest in Madison Square Mall in Huntsville, Alabama. In June 2001 the Company issued 31,008 common units of the Operating Partnership to purchase a 25% interest in Madison Plaza in Huntsville, Alabama.

                  CBL & Associates Poperties, Inc. - Form 10K

         - Maximizing the cash flow from its existing portfolio of Malls, Associated Centers and Community Centers, and other retail complexes through aggressive leasing, management, and marketing, including:

                  - an active leasing strategy which seeks to increase occupancy. At December 31, 2001, the occupancy in the Companies Properties compared with occupancy at December 31, 2000 was as follows (excluding Parkway Place which was under redevelopment):


                           Total Combined Occupancy:           93.8%       95.7%
                           Core Portfolio:
                            Total portfolio occupancy          95.0%       95.7%
                            Stabilized Malls                   94.1%       94.5%
                            New Malls*                         89.1%       90.4%
                            Total Malls *                      93.6%       94.1%
                            Associated Centers                 95.6%       94.9%
                            Community Centers                  97.0%       97.8%
                            Newly-Acquired Malls               90.4%       N/A
                            Newly-Acquired Associated Centers  99.5%        - -

                               * Excludes Parkway Place

                  - expanded merchandising, marketing and promotional activities, with the goal of enhancing tenant sales and thereby increasing percentage rents. Mall store sales per square foot decreased for the year ended December 31, 2001 compared with 2000.

                                          Sales per square foot
                                                                      Percentage
                                                      2001     2000    Decrease
                                                    -------   ------- ----------
                           Stabilized Malls         $284.65   $289.00   (1.5)%
                           Newwely Acquired Malls    313.15    318.16   (1.6)%
                           Combined Stabilized Malls 297.70    302.3    (1.5)%

                   - increased base rents as tenant leases expire, renegotiation of leases and negotiation of terminations of leases of under performing retailers. At December 31, 2001, the Average base rents in the Combined portfolio increased in certain property types compared with average base rents at December 31, 2001 as follows:

                                                        At December 31,   Percentage
                                                        ---------------    Increase
                                                         2001    2000     (Decrease)
                                                        ------- -------   ----------
                           Stabilized and New Malls     $22.49   $21.78     3.3%
                           Newly Acquired Malls          23.49       --      --
                           All Malls*                    22.91    21.57     6.2%
                           Associated Centers             9.73     9.88    (1.5)%
                           Community Centers              9.43     8.85     6.6%

                               * Excludes Parkway Place


                  - control of operating costs. Occupancy costs as a percentage of sales at the combined Stabilized Malls and Newly Acquired Malls decreased to 11.3% for the year ended December 31, 2001 as compared to 11.9% for the year ended December 31, 2000.

         - Expanding and renovating existing properties to maintain their competitive position.

                           Most of the Malls were designed to allow for expansion and growth through the addition of new department stores or other large retail stores as anchors ("Anchors"). Forty-eight existing Anchors at twenty-three Malls have expansion potential at their existing stores and five anchors at three malls have expansion potential subject to certain conditions. During 2001, the Company completed the renovation and first phase expansion of Meridian Mall in Lansing Michigan, completed a food court addition at Georgia Square Mall in Athens Georgia and completed an expansion of Springdale Mall in Mobile, Alabama. During 2001, the Company also renovated Burnsville Center in Minneapolis (Burnsville), Minnesota and two Newly Acquired Malls Cary Towne Center in Cary, North Carolina and Fashion Square in Saginaw, Michigan. In 2002 the Company plans on renovating the following Newly Acquired Malls: Columbia Mall in Columbia,

                  CBL & Associates Poperties, Inc. - Form 10K

                           South Carolina, Parkdale Mall in Beaumont, Texas, Hanes Mall in Winston-Salem, North Carolina and Kentucky Oaks Mall in Paducah, Kentucky. In 2002 the Company also plans on renovating the following Stabilized Malls: Hickory Hollow Mall in Nashville, Tennessee, St Clair Square in Fairview Heights, Illinois and Stroud Mall in Stroudsburg, Pennsylvania.

                           In the Community Center portfolio, the Company renovated one Community Center, and expanded two Community Centers in 2001. In 2002 the Company plans to redevelop a vacant theater location in one Associated Center and add an Associated Center at one of the Newly Acquired Malls.

         - Developing new retail properties with profitable returns on capital, leading to growth in the future.

    In 2001, the Company opened one Mall, two Mall expansions, one Associated Center expansion, one Community Center, four Community Center expansions and one Office Building. Summary information concerning these properties is set forth below.




                    Summary Information Concerning Properties
                 Opened During the Year Ended December 31, 2001

                                             Anchor        Non-
      Name of Prooperty/         Total         GLA        Anchor      Percentage     Opening
          Location              GLA (1)        (2)          GLA       Leased(3)       Date           Anchors
----------------------------- ------------ ------------ ------------ ------------- ------------ -------------------
MALLS:
The Lakes Mall                  553,000      338,000      215,000        83.5%      Aug-2001   Sears (4), Yonkers (4)
Muskegon, MI                                                                                        JCPenney (4),

MALL EXPANSIONS:
Meridian Mall                    93,000       93,000            0         100%      Mar-2001       Border's Books,
Lansing (Okemos), MI                                                                              Bed Bath & Beyond

Springdale Mall                  47,000       47,000            0          89%      Sept-2001         Best Buy
Mobile, AL

ASSOCIATED CENTERS
EXPANSIONS:
Gunbarrel Pointe                 87,000       87,000            0         100%      Mar-2001           Kohl's
Chattanooga, TN

COMMUNITY CENTER:
Creekwood Crossing(5)           404,000      347,000       57,000         100%      Apr-2001       Lowe's, Bealls,
Bradenton, FL                                                                                           Kmart

COMMUNITY CENTER
EXPANSIONS:
Coastal Way                      25,715       20,515        5,200         100%      Nov-2001         Office Max
Springhill, FL

Massard Crossing                 10,000            0       10,000          96%      Mar-2001            Shops
Ft. Smith, AR

Chesterfield Crossing            15,000       10,000        5,000         100%      Dec-2001            Shops
Richmond, VA

Sutton Plaza (5)                  5,100            0        5,100         100%      Jun-2001     Blockbuster, Subway
Mt. Olive, NJ

Office Building
CBL Center                      128,000       72,000       56,000          90%      Dec-2001      CBL & Associates
Chattanooga, TN                                                                                    Management, EMJ
                              ---------    ---------      -------                                    Corporation
Total Properties Opened       1,367,815    1,014,515      353,300
                              =========    =========      =======

         (1) Gross Leasable Area ("GLA") includes total square footage of Anchors (whether owned or leased by the Anchor) and Mall stores or shops.
         (2) Includes total square footage of Anchors (whether owned or leased by the Anchor)
         (3) Percentage leased and committed for Malls does not include Anchor GLA. For the Community Centers, Associated Centers and power centers, percentage leased and committed includes non-Anchor GLA and leased Anchor GLA.


                  CBL & Associates Poperties, Inc. - Form 10K

         (4)      Owned by Anchor.
         (5)      Sold Center.


     The Company had one Mall and one Mall expansion under construction at December 31, 2001. These properties will add approximately 700,000 square feet to the Company's portfolio at opening and both all scheduled to open during 2002.

             Summary Information Concerning Construction Properties
                             As of December 31, 2001

                                                                       Ownership
                                                               by Company    Percenage
                                        Anchor       Non-         and        Pre-Leased
Name of Center/             Total        GLA        Anchor     Operating        and          Projected
Location                   GLA (1)       (2)         GLA      Partnership   Committed(3)      Opening         Anchors
------------------------- ----------- ----------- ----------- ------------- -------------- --------------- ---------------
Malls
-----
Parkway Place                631,000     350,000     281,000           50%           59.2%    Oct-2002     Dillard's(4),
Huntsville, AL                                                                                              Parisian(4)

Expansions
----------
Meridian Mall                 93,000      93,000          --          100%           100%    Fall-2002        Gaylan's
Lansing (Okemos), MI       ----------- ----------- ----------

Total Construction
  Properties                 811,000     509,000     281,000
                           =========== =========== ==========

     ( 1)Includes total square footage of Anchors (whether owned or leased by the Anchor).
     ( 2)Includes total square footage of Anchors (whether owned or leased by the Anchor).
     ( 3)Percentage pre-leased and committed for Malls does not include Anchor
         GLA.
     ( 4)Owned by Anchor.

                  In addition to the Construction Properties as of February 28, 2002, the Company was pursuing the development of a number of sites which the Company believes are viable for future development as Malls, Associated Centers and Community Centers Regional Mall development sites were being pursued in Georgia, Mississippi and South Carolina, an Associated Center site was being pursued in Texas and Community Center sites were being pursued in Florida, Connecticut, Massachusetts, Pennsylvania and Tennessee.

                  In general, the Company seeks out development opportunities in middle-market trade areas that it believes are under-serviced by existing retail facilities, have demonstrated improving demographic trends or otherwise afford an opportunity for effective market penetration and competitive presence.

Risks Associated with the Company's Growth Strategy

     In connection with the implementation of this growth strategy, the Company and the Operating Partnership will incur various risks including the risk that development or expansion opportunities explored by the Company and the Operating Partnership may be abandoned; the risk that construction costs of a project may exceed original estimates possibly making the project not profitable; the risk that the Company and the Operating Partnership may not be able to refinance construction loans which are generally with full recourse to the Company and the Operating Partnership; the risk that occupancy rates and rents at a completed project will not meet projections and will therefore be insufficient to make the project profitable; and the need for anchor, mortgage lender and property partner approvals for certain expansion activities. In the event of an unsuccessful development project, the Company's and the Operating Partnership's loss could exceed its investment in the project.

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

                  CBL & Associates Poperties, Inc. - Form 10K
Competition

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

Insurance

     The Operating Partnership carries comprehensive liability, fire, extended coverage (including coverage for acts of terrorism) and rental loss insurance covering all the Properties, with policy specifications and insured limits customarily carried for similar properties. Management believes that the Properties are adequately insured in accordance with industry standards.


ITEM 2.  PROPERTIES.

Malls

     Each of the Malls is an enclosed regional shopping complex. Each Mall generally has at least three Anchors which own or lease their stores and numerous non-anchor stores with GLA less than 30,000 square feet ("Mall
Stores"), most of which are national or regional retailers, located along enclosed malls connecting the Anchors. At most of the Malls, additional freestanding restaurants and retail stores are located on the periphery of the Mall complex. For the purposes of calculating sales per square foot, non-Anchor stores over 10,000 square feet are excluded but are classified as mall stores for all other purposes. The freestanding stores are, in most cases, owned by their occupants. Fifteen of the Mall complexes include one or more Associated Centers.

     The total GLA of the 52 Malls is approximately 41.5 million square feet or an average GLA of approximately 778,000 square feet per Mall. Mall Store GLA is
14.7 million square feet including leased free-standing buildings at December 31, 2001. The Company wholly owns all but ten of its Malls and manages all but two of them.

     In the years ended December 31, 1999, 2000 and 2001, Mall revenues represented approximately 76.9%, 77.3% and 84.7%, respectively, of total revenues from the Company's Properties.

                  CBL & Associates Poperties, Inc. - Form 10K

     Occupancy of Mall Stores in the Malls at December 31, 2001, compared with Occupancy at December 31, 2000 as follows:

                                   2001         2000
                                   ----         ----
 Stabilized Malls                   94.1%       94.5%
 New Malls*                         89.1%       90.4%
 Newly-Acquired Malls               90.4%       N/A

* - excluding Parkway Place which is under redevelopment

     Mall store sales per square foot decreased for the year ended December 31, 2001 compared with 2000.

               Sales per square foot
                                           Percentage
                           2001     2000    Decrease
                         -------   ------- ----------
Stabilized Malls         $284.65   $289.00   (1.5)%
Newely Acquired Malls    313.15    318.16    (1.6)%
Combined Stabilized Malls 297.70    302.3    (1.5)%

     Average base rent per square foot at December 31, 2001 and 2000 as follows:

                             At December 31,   Percentage
                             ---------------    Increase
                              2001    2000     (Decrease)
                             ------- -------   ----------
Stabilized and New Malls     $22.49   $21.57     4.3%
Newly Acquired Malls          23.49       --      --
All Malls                     22.91    21.57     6.2%

     Occupancy costs as a percentage of sales for tenants in the Stabilized Malls (excluding malls acquired in 1999 from the 1999 calculation) were 11.5%, 11.9% and 11.3% for the years ended December 31, 1999, 2000, and 2001, respectively.

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

     The three largest revenue-producing Malls are Coolsprings Galleria, Hanes Mall and Hamilton Place Mall. Coolsprings Galleria is located on a 150-acre site in Nashville, Tennessee and represented, as of December 31, 2001, 2.1% of the Properties' total GLA, 2.3% of total Mall Store GLA and 3.6% of total revenues of the Company. Hanes Mall is located on a 112-acre site in Winston-Salem, North Carolina and represented, as of December 31, 2001, 2.9% of the Properties' total GLA, 3.4% of total Mall Store GLA and 3.9% of total revenues of the Company. Hamilton Place Mall is located in on a 187-acre site in Chattanooga, Tennessee and represented, as of December 31, 2001, 2.2% of the Properties' total GLA, 2.2% of total Mall Store GLA and 3.6% of total revenues of the Company.

     Forty-three of the fifty-two Malls have undergone an expansion or renovation since their opening, and all but six of the existing Stabilized and New Malls have either been built, renovated or expanded in the last 10 years one of which, Parkway Place in Huntsville, Alabama has been demolished and is undergoing redevelopment. During 2001, the Company completed the renovation and first phase expansion of Meridian Mall in Lansing Michigan, completed a food court addition at Georgia Square Mall in Athens Georgia and completed an expansion of Springdale Mall in Mobile, Alabama. During 2001, the Company also renovated Burnsville Center in Minneapolis (Burnsville), Minnesota and two of the Newly Acquired Malls; Cary Towne Center in Cary, North Carolina and Fashion Square in Saginaw, Michigan. In 2002 the Company plans renovations for Columbia Mall in Columbia, South Carolina; Parkdale Mall in Beaumont, Texas; Hanes Mall in Winston-Salem, North Carolina; Kentucky Oaks Mall in Paducah, Kentucky; St Clair Square in Fairview Heights, Illinois; Hickory Hollow Mall in Nashville, Tennessee; and Stroud Mall in Stroudsburg, Pennsylvania. Four of the Malls have available Anchor pads providing expansion potential. Forty-eight existing Anchors at twenty-three Malls have aggregate expansion potential at their existing stores of approximately 1,532,000 buildable square feet subject in certain cases to maintaining approved parking ratios and / or approval of governmental agencies. New department stores opening in 2002 are as follows:
Target at Citadel Mall, Charleston, South Carolina; Belk at College Square, Morristown, Tennessee; Dillard's at Randolph Mall, Asheboro, North Carolina, Foley's at Parkdale Mall in Beaumont, Texas and Dillard's at Asheville Mall, Asheville, North Carolina. All of these new department stores are replacing previous anchors or anchor vacancies.

     The land underlying the Malls is owned in fee simple in all cases, except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center and Eastgate Mall which are each subject to long-term ground leases for all or a portion of the land underlying these Malls.

                  CBL & Associates Poperties, Inc. - Form 10K

     The following table sets forth certain information for each of the Malls as of December 31, 2001.

                                                                                        Percen-
                                                                                Mall    tage
                                                                                Store   Mall                                  Fee
                                     Year of  Ownership by            Total     Sales   Store                                 Simple
                          Year of    Most     Company and             Mall      per     GLA                            Anchor or
                          Opening/  Recent     Operating    Total     Store     Square  Leased                         Vacan- Ground
Name of Mall/Location   Acquisition Expansion Partnership   GLA(1)    GLA(2)    Foot(3) (4)     Anchors                cies   Lease
----------------------- ----------- --------- ------------- -------- ---------- ------- ------  ---------------------- ------ ------
 NEW MALLS
 Arbor Place(5)              1999      N/A            100%  1,035,320    386,380    288    92% Dillard's, Parisian,    Yes(14) Fee
 Atlanta(Douglasville),GA                                                                      Sears, Old Navy, Bed
                                                                                               Bath & Beyond,Dekor(14)
 Lakes Mall, The(5)          2001      N/A             90%    553,391    214,903    146    84% JCPenney, Sears,        None    Fee
 - Muskegon, MI                                                                                Younkers, Bed Bath
                                                                                               & Beyond
 Parkway City Mall(5)      1957/1998  1974             50%    414,540    187,825    184   N/A  Dillard's, Parisian       None    Fee
 - Huntsville, AL
 Springdale Mall           1960/1997  2001            100%    970,651    319,936    115    89% Dillard's, McRae's,     None    Fee
 - Mobile, AL                                                                                  Burlington Coat,
                                                                                               Goody's, Staples,
                                                                                               Linens N Things, Best
                                                                                               Buy, Toys "R" Us,
                                                                                               Carmike
                                                           ----------  ---------          ----
                             Total New Malls                2,973,902  1,109,004           89%
                                                           ==========  =========          ====
 STABILIZED MALLS
 Asheville Mall            1972/2000  2000            100%    921,430    309,409    299    98% Dillard's, JCPenney,    Yes(13) Fee
 - Asheville, NC                                                                               Sears, Belk,
                                                                                               Dillard's (13)
 - Asheville, NC
 Bonita Lakes Mall(5)        1997      N/A            100%    641,047    184,273    254    99% Goody's, Dillard's,     None   Ground
 - Meridian, MS                                                                                JCPenney, Sears,               Lease
                                                                                               McRae's                        (6)

 Burnsville Center         1977/1998   N/A            100%  1,069,887    398,571    340    95% Mervyn's, Marshall      None    Fee
 - Burnsville, MN                                                                              Fields, JCPenney,
                                                                                               Sears

 College Square(5)           1988     1993            100%    459,473    152,812    212    94% JCPenney, Sears,        None    Fee
 - Morristown, TN                                                                              Belk(13), Goody's,
                                                                                               Proffitt's

 CoolSprings Galleria(5)     1991     1994            100%  1,129,764    372,085    346   100% Hechts, Dillard's,      None    Fee
 - Nashville, TN                                                                               Sears, JCPenney,
                                                                                               Parisian

 Foothills Mall(5)         1983/1996  1997             95%    476,768    180,000    191    82% Sears, JCPenney,        None    Fee
 - Maryville, TN                                                                               Goody's, Proffitt's
                                                                                               for Women, Proffitt's
                                                                                               for Men/Kids/Home

 Frontier Mall(5)            1981     1997            100%    523,004    205,958    215    98% Dillard's I,            None    Fee
 - Cheyenne, WY                                                                                JCPenney, Dillard's
                                                                                               II, Sears

 Georgia Square(5)           1981      N/A            100%    677,906    250,043    241    91% Belk, JCPenney,         None    Fee
 - Athens, GA                                                                                  Macy's, Sears

 Governor's Square(5)        1986     1999             48%    690,437    269,436    251    97% JCPenney, Parks-Belk,   None    Fee
 - Clarksville, TN                                                                             Sears, Dillard's,
                                                                                               Goody's

 Hamilton Place(5)           1987     1998             90%  1,166,776    368,399    350    98% Dillard's, Parisian,    None    Fee
 - Chattanooga, TN                                                                             Proffitt's for Men,
                                                                                               Proffitt's for Ladies,
                                                                                               Sears, JCPenney

 Hickory Hollow Mall       1978/1998  1991            100%  1,095,946    416,128    242    92% JCPenney, Sears,        None    Fee
 - Nashville, TN                                                                               Dillard's, Hechts


                  CBL & Associates Poperties, Inc. - Form 10K

 Janesville Mall           1973/1998  1998            100%    609,364    165,886    306    85% JCPenney, Kohl's,       None    Fee
 - Janesville, WI                                                                              Boston Store, Sears

 Lakeshore Mall(5)           1992     1999            100%    501,852    149,114    230    93% Kmart, Belk-Lindsey,    None    Fee
 - Sebring, FL                                                                                 Sears, JCPenney,
                                                                                               Beall's (9)

 Madison Square(5)           1984     1985            100%    938,089    299,379    319    97% Dillard's, JCPenney,    None    Fee
 - Huntsville, AL                                                                              McRae's, Parisian,
                                                                                               Sears

 Meridian Mall             1969/1998  1987            100%    919,823    446,858    325    93% JCPenney, Mervyn's,     None    Fee/
 - Lansing, MI                                                                                 Marshall Fields,               Ground
                                                                                               Jacobson's                      Lease
                                                                                                                                (8)

 Oak Hollow Mall(5)          1995      N/A             75%    802,239    249,934    210    90% Goody's, JCPenney,      None    Fee
 - High Point, NC                                                                              Belk-Beck, Sears,
                                                                                               Dillard's

 Pemberton Square(5)         1985     1999            100%    353,514    135,065    161    77% JCPenney, McRae's,      None    Fee
 - Vicksburg, MS                                                                               Dillard's, Goody's

 Plaza del Sol Mall(5)       1979     1996             51%    261,507    105,405    192    99% Beall Bros(9),          None    Fee
 - Del Rio, TX                                                                                 JCPenney, Kmart

 Post Oak Mall(5)            1982     1985            100%    776,347    319,454    273    90% Beall Bros.(9),         None    Fee
 - College Station, TX                                                                         Foley's, Dillard's I,
                                                                                               Dillard's II, Sears,
                                                                                               JCPenney

 Rivergate Mall            1971/1998  1998            100%  1,073,970    375,597    300    89% Sears, Dillard's,       None    Fee
 - Nashville, TN                                                                               JCPenney, Hechts

 St. Clair Square          1974/1996  1993            100%  1,049,996    284,234    383    99% Famous Barr, Sears,     None    Fee/
 - Fairview Heights, IL                                                                        JCPenney, Dillard's            Ground
                                                                                                                               Lease
                                                                                                                                (10)
 Stroud Mall               1977/1998  1994            100%    427,194    150,481    305    99% JCPenney, The Bon-Ton,  None   Ground
 - Stroudsburg, PA                                                                             Sears                           Lease
                                                                                                                                (11)

 Turtle Creek Mall(5)        1994     1995            100%    847,535    223,026    309   100% JCPenney, Sears,        None    Fee
 - Hattiesburg, MS                                                                             Dillard's, McRae's I,
                                                                                               Goody's, McRae's II

 Twin Peaks Mall(5)          1985     1997            100%    557,082    242,524    234    92% JCPenney, Dillard's I,  None    Fee
 - Longmont, CO                                                                                Dillard's II, Sears

 Walnut Square(5)            1980     1992            100%    452,407    171,520    224    97% Belk, JCPenney,         None   Ground
 - Dalton, GA                                                                                  Profitt's, Sears,               Lease
                                                                                               Goody's                          (12)

 WestGate Mall             1975/1995  1996            100%  1,100,513    267,398    265    95% Belk, JCPenney,         None    Fee/
 - Spartanburg, SC                                                                             Dillard's, Sears, Bed,         Ground
                                                                                               Bath & Beyond,                  Lease
                                                                                               Proffitt's, Dick's                (7)
                                                                                               Sporting Goods

 York Galleria             1998/1999   N/A            100%    766,972    229,270    292    93% Boscov's, JCPenney,     None    Fee
 - York, PA                                                                                    Sears, The Bon-Ton
                                                           ---------- ----------        ------
                            Total Stabilized Malls         20,290,842  6,922,259           94%
                                                           ========== ==========        ======

NEWLY ACQUIRED MALLS:
 Brookfield Square             1967     1997          100%  1,041,327    317,410    438    97% Boston Store,           None    Fee
 - Brookfield, WI                                                                              Sears, JCPenney

 Cary Towne Center             1979     1993          100%    953,214    295,818    380    97% Dillard's, Hecht's,     None    Fee
 - Cary, NC                                                                                    Sears, Belk, JCPenney




                  CBL & Associates Poperties, Inc. - Form 10K

 Cherryvale Mall               1973     1989          100%    731,601    297,869    315    86% Bergner's, Marshall     None    Fee
 - Rockford, IL                                                                                Fields, Sears

 Citadel Mall                  1981     2000          100%  1,074,823    299,095    259    85% Parisian, Dillard's,    Yes(13) Fee
 - Charleston, SC                                                                              Belk, Target(13),
                                                                                               Sears

 Columbia Mall                 1977     1997           48%  1,113,274    266,271    257    90% Dillard's, JCPenney,    None    Fee
 - Columbia, SC                                                                                Rich's, Sears

 Eastgate Mall                 1980     1995          100%    905,372    255,793    269    88% JCPenney, Kohl's,       None   Ground
 - Cincinnati, OH                                                                              Dillards's, Sears              Lease
                                                                                                                                (15)
 East Towne Mall               1971     1997           48%    887,696    292,558    301    96% Boston Store,           None    Fee
 - Madison, WI                                                                                 Younkers, Sears,
                                                                                               JCPenney

 Fashion Square                1972     1993          100%    785,645    281,482    301    93% JCPenney, Sears         None    Fee
 - Saginaw, MI

 Fayette Mall                  1971     1993          100%  1,108,551    307,955    495    99% Lazarus, Dillard's,     None    Fee
 - Lexington, KY                                                                               JCPenney, Sears

 Hanes Mall                    1975     1990          100%  1,556,010    547,214    329    93% Dillard's, Belk,        None    Fee
 - Wiston-Salem, NC                                                                            Hecht's, Sears,
                                                                                               JCPenney

 Jefferson Mall                1978     1999          100%    936,285    272,401    287    96% Lazarus, Dillard's,     None    Fee
 - Louisville, KY                                                                              Sears, JCPenney

 Kentucky Oaks Mall            1982     1995           48%    888,845    278,000    256    84% Dillard's, Elder-       None    Fee
 - Paducah, KY                                                                                 Beerman, JCPenney,
                                                                                               Hobby Lobby, Sears,
                                                                                               Service Merchandise

 Midland Mall                  1991      -            100%    516,127    184,583    245    85% Elder-Beerman,          None    Fee
 - Midland, MI                                                                                 JCPenney, Sears,
                                                                                               Target

 Northwoods Mall               1972     1995          100%    832,575    304,536    317    88% Dillard's, Belk,        None    Fee
 - Charleston, SC                                                                              JCPenney, Sears

 Old Hickory Mall              1967     1994          100%    555,281    158,521    304    99% Belk, Rich's,           None    Fee
 - Jackson, TN                                                                                 Sears, JCPenney

 Parkdale Mall                 1986     1993          100%  1,411,239    460,001    271    82% Dillard's I, Dillard's  Yes(13) Fee
 - Beaumont, TX                                                                                II, JCPenney, Foley's
                                                                                               (13), Sears

 Randolph Mall                 1982     1989          100%    376,214    137,089    195    91% Belk, JCPenney,         Yes(13) Fee
 - Asheboro, NC                                                                                Dillard's(13), Sears

 Regency Mall                  1981     1999          100%    926,257    255,870    257    91% Boston Store,           None    Fee
 - Racine, WI                                                                                  Younkers, JCPenney,
                                                                                               Sears, Target

 Towne Mall                    1977      -            100%    521,000    153,262    269    70% Elder-Beerman,          None    Fee
 - Franklin, OH                                                                                Dillard's, Sears

 Wausau Center                 1983     1999          100%    430,164    154,984    258    95% Younkers, JCPenney,     None   Ground
 - Wausau, WI                                                                                  Sears                          Lease
                                                                                                                              (16)
 West Towne Mall               1970     1990           48%  1,008,830    259,786    376    98% Boston Store, Sears,    None    Fee
 - Madison, WI                                                                                 JCPenney, Younkers
                                                           ---------- ----------   ----   ----
                           Total Newly Acquired Malls      18,560,329  5,780,498    313    90%
                                                           ========== ==========   ====   ====


                  CBL & Associates Poperties, Inc. - Form 10K

( 1)     Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores.  Does not include future expansion areas.
( 2)     Does not include Anchors.
( 3)     Totals represent weighted averages.
( 4)     Includes tenants paying rent for executed leases as of  December 31, 2001.
( 5)     Developed by the Company.
( 6)     Company is the lessee under a ground lease for 82 acres which extends through June 30, 2035.  The average annual base rent is $29,239 increasing by 6% per year.
( 7)     The Company is the lessee under several ground leases for approximately 53% of the underlying land. The leases  extend through October 31, 2084, including six ten-year renewal options.  Rental amount is $130,000 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  The Company has a right of first refusal to purchase the fee.
( 8)     The Company is the lessee under several ground leases in effect through March 2067 with extension options.  Fixed rent is
         $18,700 per year and 3% to 4% of all rents.
( 9)     Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(10)     The Company is the lessee under a ground lease for 20 acres which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(11)     The Company is the lessee under a ground lease which extends through July 2089.  The current rental amount is $50,000 with an additional $100,000 paid every 10 years.
(12)     The Company is the lessee under several ground leases which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(13)     Replacement Anchor is scheduled to open in 2002.
(14)     Vacant but paying rent.
(15)    Ground lease is $24,000 per year.
(16)    Ground lease is $181,500 per year and 10% of net taxable cash flow.


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

     Anchors either own their stores together with the land under them, sometimes with adjacent parking areas, or enter into long-term leases with respect to their stores at rental rates that are significantly lower than the rents charged to tenants of Mall Stores. Anchors account for approximately 6.4% of the total revenues from the Company's Properties. Each Anchor which owns its own store has entered into a reciprocal easement agreement with the Company covering, among other things, operating covenants, reciprocal easements, property operations, initial construction and future expansions.

     The Malls at December 31, 2001 have a total of 226 Anchors and one vacant Anchor storesat each of the following Malls: Asheville Mall, Citadel Mall, College Square Mall, Parkdale Mall and Randolph Mall. New department stores are scheduled to open in 2002 eliminating these vacant anchor stores. One new Anchor vacancy occurred after December 31, 2001 at Kentucky Oaks Mall. The following table indicates all Mall Anchors and sets forth the aggregate number of square feet owned or leased by Anchors in the Malls as of December 31, 2001.

                  CBL & Associates Poperties, Inc. - Form 10K

                        Mall Anchor Summary Information
                             As of December 31, 2001

                                                                 GLA              GLA          Total
                                               Number           Owned            Leased      Occupied
                                             of Anchor            by               by           by
                  Name                         Stores           Anchor           Anchor      Anchor (1)
----------------------------------------- ---------------- ---------------- --------------- ------------
JCPenney                                             46        2,444,137       2,571,789       5,015,926
Sears                                                47        4,339,235       1,291,550       5,630,785
Dillard's                                            33        4,214,840         511,759       4,726,599
Sak's
    Proffitt's                                        7          643,082               0         643,082
    Boston Store                                      5          440,249         255,961         696,210
    Yonker's                                          4          400,180         100,564         500,744
    McRae's                                           7          511,359         243,000         754,359
    Parisian                                          7          586,628         209,541         796,169
                                                      -        ---------         -------       ---------
        Subtotal                                     30        2,581,498         809,066       3,390,564

 Belk                                                13          830,089         767,035       1,597,124
The May Company
    Foley's                                           1          103,888               0         103,888
    Famous Barr)                                      1                0         236,489         236,489
    Hecht's                                           5          814,630               0         814,630
                                                      -        ---------         -------       ---------
         Subtotal                                     7          918,518         236,489       1,155,007

 Federated Department Stores
    Macy's,                                           1          115,623               0         115,623
    Lazarus                                           2          427,143               0         427,143
    Rich's                                            2          167,174         119,700         286,874
                                                      -        ---------         -------       ---------
          Subtotal                                    5          709,940         119,700         829,640

Goody's                                               9                0         292,749         292,749
Target, Inc.
     Marshall Field's                                 1                0         147,632         147,632
     Target                                           5          634,554               0         634,554
                                                      -        ---------         -------       ---------
           Subtotal                                   6          634,554         147,632         782,186

The Bon Ton                                           2          131,915          87,024         218,939
Shopko(2)                                             1           85,229               0          85,229
Kmart                                                 2                0         173,940         173,940
Mervyn's                                              2          124,919          74,889         199,808
Boscov's                                              1          150,000               0         150,000
Burlington Coat                                       1                0         153,345         153,345
Dekor(3)                                              1                0          80,000          80,000
Kohl's                                                2                0         183,591         183,591
Jacobson's                                            1                0          83,916          83,916
Bed, Bath & Beyond                                    2                0          73,823          73,823
Old Navy                                              1                0          37,585          37,585
Bergner's                                             1          128,330               0         128,330
Elder-Beerman                                         3          117,888         124,233         242,121

Hobby Lobby                                           1                0          54,875          54,875
Service Merchandise                                   2           53,000          63,404         116,404
Beall Bros. (Texas)                                   2                0          61,916          61,916
Beall's (Florida)
                                                      1                0          45,844          45,844
                                                 ------       ----------      ----------      ----------
        Sub-Total                                   222       17,464,092       8,046,154      25,510,246

Vacant Anchors
    Roses                                             1                0          60,853          60,853
    JCPenney (Citadel)                                1          121,590               0         121,590
    Wal*Mart                                          1                0         112,541         112,541
    Montgomery Ward                                   2          164,271          92,484         256,755
                                                 ------       ----------      ----------      ----------
                     TOTAL                          227       17,749,953       8,312,032      26,061,985
                                                 ======       ==========      ==========      ==========

(1) Includes all square footage owned by or leased to such Anchor including tire, battery and automotive facilities and storage square footage.
(2) Anchor vacated after December 31, 2001.
(3) Vacant but paying rent.

     Mall Stores. The Malls have approximately 7,706 Mall Stores. National or regional chains (excluding individually franchised stores) lease approximately 86.7% of the occupied Mall Store GLA. Although Mall Stores occupy only 29.6% of total Mall GLA, the Malls derived approximately 89.4% of their revenue from Mall Stores for the year ended December 31, 2001.

     Among the companies with the largest  representation among Mall Stores are:
The Limited, Inc./Intimate Brands, Inc. stores (The Limited, Limited Too, Express, Lerner New York, Structure, Victoria's Secret, and Bath and Body Works); The Gap. Inc. (The Gap, Old Navy, Banana Republic and Gap Kids ) and Footlocker, Inc. (Footlocker, Lady Footlocker, Kids Footlocker and Champs Sports Stores). As of December 31, 2001, The Limited, Inc.'s and Intimate Brands, Inc.'s 189 stores accounted for 6.9% of total mall leased GLA and 6.4% of the Company's total revenues. As of December 31, 2001, The Gap. Inc.'s 67 stores accounted for 5.0% of total mall leased GLA and 2.7% of the Company's total

                  CBL & Associates Poperties, Inc. - Form 10K

revenues As of December 31, 2001 Footlocker, Inc. accounted for 3.2% of total mall leased GLA and 2.6% of the Company's total revenues. Other than The Limited which accounted for 6.9% of Mall Store GLA and 6.4% of total revenues no single Mall Store retailer accounted for more than 5.0% of total Mall Store leased GLA and no single Mall Store retailer accounted for more than 2.7% of total revenues from the Company's Properties. As of December 31, 2001,

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Malls during the year ended December 31, 2001.

                                   Prior Lease          New Lease         Increase                      Increase
                     Total          Base and          Initial Year          per         New Lease          Per
    Number          Square       Percentage Rent        Base Rent          Square        Average         Square
   of Leases          Feet       per Square Foot     per Square Foot        Foot        Base Rent         Foot
  ------------    -----------   ----------------    -----------------    ----------   -----------     -----------
      539          1,155,000         $24.10              $25.75            $1.65         $26.52          $2.42

     The following table sets forth the total Mall Store GLA, the total square footage of leased Mall Store GLA, the percentage of Mall Store GLA leased, the average base rent per square foot of Mall Store GLA and average Mall Store sales per square foot as of the end of each of the past five years.

                                Mall Store Summary Information

                                                 Total          Percentage           Average         Average Mall
                               Total          Mall Store       of Mall Store        Base Rent         Store Sales
At                           Mall Store         Leased              GLA            per Square         per Square
December 31,                    GLA               GLA           Leased (1)          Foot (2)           Foot (3)
-------------------        --------------    ------------     ----------------    -------------     --------------
1997                          3,503,490        3,214,176               91.7             $18.98            $263
1998                          7,166,498        6,707,283               93.6              19.82             273
1999                          7,429,503        6,956,451               93.6              20.68             285
2000(4)                       7,558,160        7,110,705               94.1              21.57             302
2001(4)                      13,723,000       12,653,000               92.2              22.91             297

(1) Mall Store occupancy includes tenants with executed leases who are paying rent.
(2) Average base rent per square foot is based on Mall Store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3) Calculated for the preceding twelve-month period. The calculation of sales per square foot for 2000 and 2001 excludes all stores over 10,000 square feet. Sales per square foot in prior years exclude stores over 20,000 square feet.
(4) Excludes Parkway Place GLA.

     Lease   Expirations.   The  following   table  shows  the  scheduled  lease
expirations for Mall Stores in occupancy at December 31, 2001 in the Malls (assuming that none of the tenants exercise renewal options) for the next ten years.
                              Mall Lease Expiration

                                                                                          Percentage of Total
                                                                                     ------------------------------
                                                                                             Represented by
                                                                                            Expiring Leases
                                                         Approximate
                                      Annualized Base    Mall Store
                        Number of         Rent of          GLA of        Base Rent
Year Ending               Leases         Expiring         Expiring      per Square    Annualized     Leased Mall
December 31,             Expiring       Leases (1)         Leases          Foot       Base Rent       Store GLA
------------------     -------------  ----------------  --------------  -----------  -------------  ---------------
2002                             282      $11,428,000          633,000       $18.04         4.7%             4.9%
2003                             382       19,662,000        1,129,000        17.41         8.6%             8.8%
2004                             392       21,667,000          966,000        19.52         9.5%             7.5%
2005                             415       25,134,000        1,130,000        23.16        11.0%             8.8%
2006                             390       22,153,000          960,000        20.82         9.7%             7.5%
2007                             408       24,857,000        1,532,000        20.02        10.9%            11.9%
2008                             307       20,215,000        1,038,000        19.88         8.8%             8.1%
2009                             306       20,437,000          886,000        21.42         8.9%             6.9%
2010                             294       20,150,000          842,000        24.99         8.8%             6.6%
2011                             316       25,249,000        1,032,000        22.84        11.1%             8.0%

(1) Total annualized base rent for all leases executed as of December 31, 2001 includes rent for space that is leased but not yet occupied but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 2001.

                  CBL & Associates Poperties, Inc. - Form 10K

     Cost of Occupancy. Management believes that in order to maximize the Company's Funds from Operations, tenants in Mall Stores must be able to operate profitably. A major factor contributing to tenant profitability is the tenant's cost of occupancy.

     The following table summarizes for Stabilized Mall and Newly Acquired Mall Store tenants the occupancy costs under their leases as a percentage of total Mall Store sales for the last three years.

                                                 For the Year Ended
                                                  December 31, (1)
                                        -----------------------------------
                                           2001        2000        1999
                                        -----------  ----------  ----------
Mall Store sales (in millions)(2)         $2,821.4    $1,487.1    $1,426.3
Minimum rents                                  8.0%        7.9%        7.8%
Percentage rents                               0.3         0.5         0.4
Expense recoveries (3)                         3.0         3.5         3.3
                                        -----------  ----------  ----------
Mall tenant occupancy costs                  11.3%       11.9%       11.5%
                                        -----------  ----------  ----------

(1) Excludes Malls not owned or open for full reporting period except for 2001 which includes results from the Newly Acquired Malls.
(2) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing Mall Store GLA of 10,000 square feet and less and occupying space for the reporting period. Represents 100% of sales for these Malls. In certain cases, the Company and the Operating Partnership owns less than 100% interest in these Malls.
(3)      Represents real estate tax and common area maintenance charges.



     At December 31, 2001, the Company had investments in seven malls and two associated centers in joint ventures with third parties, all of which are reflected using the equity method of accounting. Condensed combined results of operations for the seven- unconsolidated affiliates are presented in the following table (in thousands).


                                              Total for the Year Ended        Company's Share for the year
                                                    December 31,                   Ended December 31,
                                          --------------------------------- ---------------------------------
                                               2001             2000             2001             2000
                                          ---------------- ---------------- ---------------- ----------------
     Revenues                                  $   55,779       $   27,294       $   26,847       $   13,436
                                          ================ ================ ================ ================
     Depreciation and Amortization                  7,707            3,080            3,709            1,510
     Interest Expense                              14,619            8,255            7,028            4,134
     Other operating expenses                      18,325            8,397            8,836            4,203
                                          ---------------- ---------------- ---------------- ----------------
     Income from operations                        15,128            7,562            7,274            3,589
     Gain on Sales                                    213              186              101               95
                                          ---------------- ---------------- ---------------- ----------------
           Net Income                          $   15,341        $   7,748       $    7,375       $    3,684
                                          ================ ================ ================ ================


Associated Centers

     The eighteen Associated Centers are each part of a Mall complex and generally have one or two Anchor tenants and various smaller tenants. Anchor tenants in these centers include such retailers as Books-A-Million, Target, Toys "R" Us, TJ Maxx, and Goody's, which are category dominant retailers that benefit from the regional draw of the Malls. The Associated Centers also increase the draw to the total Mall complex.

     Total leasable GLA of the eighteen Associated Centers is approximately 3.2 million square feet, including Anchors, or an average of approximately 178,000 square feet per center. As of December 31, 2001, 95.6% of total leasable GLA at the Associated Centers was occupied. During 2001 the Company completed the expansion of one Associated Center in Chattanooga, Tennessee.

     In the years ended December 31, 1999, 2000, and 2001, revenues from the Associated Centers represented approximately 3.7%, 4.1 and 2.6%, respectively, of total revenues from the Company's Properties.

     In the years ended December 31, 1999, 2000 and 2001, average tenant sales per square foot at the Associated Centers were approximately $184, $185 and $198, respectively.

     Average base rent per square foot at the Associated Centers decreased from $9.88 at December 31, 2000 to $9.73 at December 31, 2001.

                  CBL & Associates Poperties, Inc. - Form 10K

     Each of the Associated Centers was developed by the Company, except for the following which were acquired: WestGate Crossing (1997); Village at Rivergate
(1998); Courtyard at Hickory Hollow (1998); Eastgate Crossing (2001); and West Towne Crossing (2001). All of the land underlying the Associated Centers is owned in fee simple except for Bonita Crossing.

     Lease Expirations. The following table shows the scheduled lease expirations for tenants in occupancy at December 31, 2001 in the Associated Centers (assuming that none of the tenants exercise renewal options) for the next ten years.

                       Associated Center Lease Expiration

                                                                                            Percentage of Total
                                                                                              Represented by
                                                                                              Expiring Leases
                                                                                      -------------------------------
                                                        Approximate
                        Number of    Annualized Base      GLA of        Base Rent
Year Ending              Leases      Rent of Expiring    Expiring          Per          Annualized      Associated
December 31,            Expiring        Leases (1)        Leases        Square Foot     Base Rent       Center GLA
-----------------      -----------   -----------------  -------------  -------------  ---------------  --------------
2002                           23          $918,000         64,000          $14.25           7.0%            4.5%
2003                           29         1,361,000        135,000           10.06          10.4%            9.5%
2004                           24         1,231,000        173,000            7.12           9.4%           12.1%
2005                           32         1,873,000        201,000            9.34          14.3%           14.1%
2006                           15           789,000         64,000           12.24           6.0%            4.5%
2007                            7           285,000         45,000            6.41           2.2%            3.1%
2008                            2           227,000         14,000           16.25           1.7%            1.0%
2009                           11         1,543,000        114,000           13.54          11.8%            8.0%
2010                            3           665,000         55,000           12.12           5.1%            3.8%
2011                            2           887,000        113,000            7.83           6.8%            7.9%

(1) Total annualized base rent for all leases executed as of December 31, 2001 includes 12 months of rent for space that is newly leased but not yet occupied and base rent on ground leases with no square footage but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases due after December 31, 2001.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Associated Centers during the year ended December 31, 2001.

                                   Prior Lease          New Lease         Decrease                      Decrease
                     Total          Base and          Initial Year          Per         New Lease          Per
    Number          Square       Percentage Rent        Base Rent          Square        Average         Square
   Of Leases          Feet       Per Square Foot     per Square Foot        Foot        Base Rent         Foot
---------------   -----------   ----------------   ------------------   -----------   ------------    -----------
      25            87,706           $13.44              $10.59           ($2.85)         $10.98         ($2.46)

                  CBL & Associates Poperties, Inc. - Form 10K

     The following table sets forth certain information for each of the Associated Centers as of December 31, 2001.

                              Year of     Ownership by                         Percentage
                           Opening/Most   Company and                 Total       GLA                               Fee or
   Name of Associated         Recent       Operating      Total     Leasable     Leased                             Ground
     Center/Location        Expansion     Partnership     GLA(1)     GLA(2)        (3)             Anchors          Lease
------------------------  -------------  -------------- ---------- ----------- ----------- ------------------------ -------
 Bonita Crossing(10)        1997/1999     100%             122,150     122,150        89%  Books-A-Million, TJ      Ground
   Meridian, MS                                                                            Maxx, Office Max, The     Lease
                                                                                           Gap

 CoolSprings Crossing          1992       100%             371,473      40,630       100%  Target(7) Service         Fee
   Nashville, TN                                                                           Merchandise(7), Toys "R"
                                                                                           Us(7), Vacant(7),
                                                                                           Lifeway Books

 Courtyard at Hickory         1979(9)     100%              77,560      77,560        97%  Carmike Cinemas, Just     Fee
   Hollow  Nashville, TN                                                                   For Feet

 Foothills Plaza            1983/1986     100%             191,216(4)   71,216       100%  Eckerd(6),  Sweetwater    Fee
   Maryville, TN                                                                           Salvage Surplus,Carmike
                                                                                           Cinemas

 Frontier Square               1985       100%             161,615      16,527       100%  Albertson's(7),           Fee
   Cheyenne, WY                                                                            Target(7)

 Georgia Square Plaza          1984       100%              15,393      15,393        N/A                            Fee
   Athens, GA

 Governor's Square Plaza     1985(5)       49%             180,018      57,820       100%  Office Max, Premier       Fee
   Clarksville, TN                                                                         Medical Group, Target

 Gunbarrel Pointe              2000       100%             281,525     155,525       100%  Kohl's, Target,           Fee
   Chattanooga, TN                                                                         Goody's

 Hamilton Corner               1990        90%              88,298      88,298        99%  Michael's, Appliance      Fee
   Chattanooga, TN                                                                         Factory Warehouse, Fresh
                                                                                           Market

 Hamilton Crossing          1987/1994      92%             185,370      92,257        96%  Service Merchandise(7)    Fee
   Chattanooga, TN                                                                         Toys "R" Us(7), TJ Maxx

 The Landing                   1999       100%             163,194      85,337        82%  Toys "R" Us(7), Circuit   Fee
   Atlanta                                                                                 City(7), Michael's
  (Douglasville),GA

 Madison Plaza                 1984       100%             153,085      98,690        98%  Bruno's, TJ Maxx,         Fee
   Huntsville, AL                                                                          Service Merchandise(7)

 Pemberton Plaza               1986       100%              77,893      26,947        91%  Kroger, Blockbuster       Fee
  Vicksburg, MS

 The Terrace                   1997        92%             155,987     116,715       100%  Barnes & Noble, Linens    Fee
   Chattanooga, TN                                                                         "N Things, Old Navy,
                                                                                           Staples, Circuit City(7)

 Village at Rivergate        1981(9)      100%             166,366      66,366        98%  Target(7), Just For       Fee
    Nashville, TN                                                                          Feet

 WestGate Crossing         1985/1999(8)   100%             157,247     157,247        95%  Goody's, Toys "R" Us,     Fee
   Spartanburg, SC                                                                         Old Navy
                                                        ---------- ----------- -----------
      Total Core Associated Centers                      2,548,390   1,288,678        96%

 NEWLY ACQUIRED
ASSOCIATED CENTERS:
 Eastgate Crossing             1991      100%              195,112     195,112        99%  Kroger, Circuit City      Fee
    Cincinnati, OH                                                                        (7)

 West Towne Crossing           1980      48%               230,993     131,583       100%  Barnes & Noble, Best      Fee
    Madison, WI                                                                            Buy, Kohls
                                                        ---------- ----------- -----------
Total Newly Acquired Associated Centers                    426,105     326,695       100%
                                                        ========== =========== ===========
   Total All Associated Centers Total                    2,974,495   1,615,373        96%
                                                        ========== =========== ===========

                  CBL & Associates Poperties, Inc. - Form 10K

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2) Includes leasable Anchors.
(3) Includes tenants with executed leases at December 31, 2001. Calculation includes leased Anchors.
(4) Total GLA includes, but total leasable GLA and percentage GLA leased exclude a furniture store of 80,000 square feet owned by others and a Carmike Cinema which is subject to a ground lease (40,000 square feet of GLA).
(5) Originally opened in 1985, and was acquired by the Company in June 1997.
(6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease and is subleased to Dollar General.
(7) Owned by tenant.
(8) Originally opened in 1985, and was acquired by the Company in August 1997.
(9) Acquired by the Company in July 1998.
(10)The land is ground leased through June 2015 with options to extend through June 2035. The annual rent is $14,355 increasing by 6% each year.

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

     The Company's Community Center developments in the 1980's were generally anchored by supermarkets, and, in certain cases, by drug stores. Management's current focus has expanded to include the development of larger centers, anchored by mass merchandisers and department stores, while continuing the development of smaller centers anchored by supermarkets and drug stores. During 2001, the Company opened the 404,000 Creekwood Crossing in Bradenton, Florida and completed expansions at Coastal Way in Springhill, Florida; Massard Crossing in Ft. Smith, Arkansas; Sutton Plaza in Mt. Olive, New Jersey; and Chesterfield Crossing in Richmond, Virginia. During 2001, the Company sold six Community Centers for total proceeds of $78.2 million. The proceeds were used primarily to retire debt. The Company also sold one Community Center in January 2001.

     Community Centers, other than power centers, range in size from 25,000 square feet to in excess of 420,000 square feet. Anchors in Community Centers generally lease their store space and occupy 60-85% of a center's GLA. The number of stores in a Community Center ranges from one to seventeen with an average of nine stores per center.

     The Company's two power centers, which were completed and opened in 1997 and 1998, average 786,000 square feet and have an average of nine major anchor stores and additional small shop space ranging from 38,000 square feet to 136,000 square feet. These power centers are included in the Community Center classification in this report.

     Total GLA of the 68 Community Centers is approximately 8.5 million square feet, or an average of approximately 125,000 square feet per center. Excluding power centers the average is 105,000 square feet per center. As of December 31, 2001, 97.0% of total leasable GLA at the Community Centers was leased.

     In the years ended December 31, 1999, 2000 and 2001, revenues from the Community Centers represented approximately 17.8%, 17.5 and 11.7%, respectively, of total revenues from the Company's Properties.

     Occupancy at the Community Centers decreased from 97.8% at December 31, 2000 to 97.0% at December 31, 2001.

     Average base rent per square foot at the Community Centers increased from $8.85 at December 31, 2000, to $9.43 at December 31, 2001.

     As of December 31, 2001, Food Lion, a major regional supermarket operator with headquarters in North Carolina served as an anchor tenant in 25 of the Company's Community Centers. For the year ended December 31, 2001, Food Lion accounted for approximately 1.1% of the revenues generated by the Company's Properties.

     With the exception of Suburban Plaza, Lions Head Village, MarketPlace at Flower Mound and Willowbrook Plaza , which were acquired by the Company in March 1995, July 1998, March 2000 and February 2001, respectively, each of the Community Centers was developed by the Company.

                  CBL & Associates Poperties, Inc. - Form 10K

     The following table summarizes the percentage of GLA leased, average base rent per square foot (excluding percentage rent) and tenant sales per square foot at the Community Centers for each of the last five years.

                      Community Center Summary Information

                                           Average
                           Percentage     Base Rent          Tenant
Year Ended                    GLA         Per Square       Sales Per
December 31,               Leased (1)      Foot (2)     Square Foot (3)
-----------------        -------------   ------------   ----------------
1997                         97.6%            $7.42            $221
1998                         97.0%             8.22             220
1999                         97.7%             8.32             214
2000                         97.8%             8.85             213
2001                         97.0%             9.43             190

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

     Lease Expirations. The following table shows the scheduled lease expirations for tenants in occupancy at December 31, 2001 in the Community Centers (assuming that none of the tenants exercise renewal options) for the next ten years. Community Center Lease Expiration

                                            Community Center Lease Expiration

                                                                                        Percentage of Total
                                                                                          Represented by
                                                                                          Expiring Leases
                                     Annualized Base   Approximate                 -------------------------------
                       Number of         Rent of         GLA of       Base Rent
Year Ending              Leases         Expiring        Expiring         Per        Annualized        Leased
December 31,            Expiring       Leases (1)        Leases      Square Foot     Base Rent         GLA
----------------      -----------    ---------------   -----------  ------------   --------------   --------------
2002                          79       $2,466,000        376,000         $6.56          5.2%           7.4%
2003                         123        4,095,000        473,000          8.66          8.7%           9.2%
2004                         118        3,364,000        344,000          9.78          7.1%           6.7%
2005                         102        4,218,000        394,000         10.70          9.0%           7.7%
2006                          62        3,209,000        376,000          8.53          6.8%           7.4%
2007                          49        2,094,000        232,000          9.03          4.4%           4.5%
2008                          23        2,530,000        239,000         10.60          5.4%           4.7%
2009                          22        3,621,000        387,000          9.36          7.7%           7.6%
2010                          23        2,101,000        211,000          9.49          4.5%           4.3%
2011                          14        1,420,000        149,000          9.53          3.0%           2.9%

(1) Total annualized base rent for all leases executed as of December 31, 2001 includes 12 months of rent for space that is newly leased but not yet occupied and base rent on ground leases with no square footage but excludes (i) percentage rents, (ii) additional payments by tenants for common area maintenance, real estate taxes and other expense reimbursements and (iii) contractual rent escalations and cost of living increases for periods after December 31, 2001.

     The following table sets forth certain information for executed renewal leases with current tenants or leases of previously occupied space with new tenants at the Community Centers during the year ended December 1, 2001.

                                   Prior Lease          New Lease
                     Total          Base and          Initial Year        Increase      New Lease       Increase
    Number          Square       Percentage Rent        Base Rent        per Square      Average       per Square
   Of Leases          Feet       per Square Foot     per Square Foot        Foot        Base Rent         Foot
---------------   -----------   -----------------   -----------------   ------------   -----------    ------------
      163           360,281          $10.95              $11.59            $0.64          $11.69          $0.74

                  CBL & Associates Poperties, Inc. - Form 10K

     The following table sets forth certain information for each of the Company's Community Centers at December 31, 2001.



                           Year of    Ownership by                                                                Square
                           Opening/    Company and                 Total     Percentage                           Feet of     Fee or
Name of Community        Most Recent    Operating      Total     Leasable       GLA                               Anchor      Ground
Center/Location           Expansion    Partnership    GLA(1)      GLA(2)     Leased(3)           Anchors          Vacancies   Lease
------------------------ -----------  ------------- ----------- ----------- -----------  ----------------------- ----------- -------
 Anderson Plaza           1983/1994       100%           46,258      46,258     100%      Food Lion, Eckerd(7)    8,640       Fee
  Greenwood, SC

 Bartow Village              1990         100%           40,520      40,520     100%      Food Lion(7), Family        None       Fee
  Bartow, FL                                                                              Dollar

 Beach Crossing              1984         100%           45,790      45,790     88%       Food Lion(4), CVS        None       Fee
  Myrtle Beach, SC

 BJ's Plaza                  1991         100%          104,233     104,233     100%      BJ's Wholesale Club      None       Ground
  Portland, ME                                                                                                              Lease(5)

 Briarcliff Square           1989         100%           41,778      41,778     90%       Food Lion                None       Fee
  Oak Ridge, TN

 Buena Vista Plaza        1989/1997       100%          151,320      17,500     85%       Wal*Mart, Winn Dixie     None       Fee
  Columbus, GA

 Bulloch Plaza               1986         100%           39,264      39,264     100%      Food Lion                None       Fee
  Statesboro, GA

 Capital Crossing            1995         100%           81,110      81,110     100%      Lowe's Food, Staples     None       Fee
  Raleigh, NC

 Cedar Bluff Crossing     1987/1996       100%           53,050      53,050     100%      Food Lion                None       Fee
  Knoxville, TN

 Cedar Plaza                 1988         100%           50,000      50,000     97%       Tractor Supply Company   None       Fee
  Cedar Springs, MI

 Chester Square              1997         100%           64,844      10,000     60%       Kroger                   None       Fee
  Richmond, VA

 Chesterfield Crossing       2001         100%          420,986      68,894     100%      Home Depot, Wal*Mart     None       Fee
  Richmond, VA

 Chestnut Hills              1982         100%           68,364      68,364     93%       JCPenney                 None       Fee
  Murray, KY

 Coastal Way                 2001         100%          191,230     170,715     100%      Belk, Sears              None       Fee
  Spring Hill, FL

 Colleton Square             1986         100%           31,000      31,000     90%       Food Lion(4)             None       Fee
  Walterboro, SC

 Collins Park Commons        1989         100%           37,458      37,458     94%       Tractor Supply Co.       None       Ground
  Plant City, FL                                                                                                            Lease(6)

 Conway Plaza                1985         100%           33,000      33,000     92%       Food Lion(7)             21,000     Ground
  Conway, SC                                                                                                                Lease(8)

 Cosby Station            1994/1995       100%           77,811      77,811     89%       Publix                   None       Fee
  Douglasville, GA




                  CBL & Associates Poperties, Inc. - Form 10K

 Cortlandt Towne Center   1997/1998       100%          763,260     628,891     100%      Marshalls, Wal*Mart,     None       Fee
  Cortlandt, NY                                                                           Home Depot, A & P Food
                                                                                          Store, Seaman
                                                                                          Furniture, Barnes &
                                                                                          Noble, Office Max,
                                                                                          PetsMart, Linens 'N
                                                                                          Things

 County Park Plaza           1982         100%           60,750      60,750     100%      Bi-Lo                    None       Fee
  Scottsboro, AL

 Devonshire Place            1996         100%          104,414     104,414     100%      Lowe's Food, W A Home    None     Ground
  Cary, NC                                                                                Furnishings, Borders              Lease(9)
                                                                                          Books
 East Ridge Crossing         1988         100%           58,950      58,950     100%      Food Lion                None       Fee
  Chattanooga, TN

 East Towne Crossing      1989/1990       100%          175,667      76,197     61%       Home Depot,               29,911      Fee
  Knoxville, TN                                                                            Food Lion

 58 Crossing                 1988         100%           49,984      49,984     100%      Food Lion, CVS(7)        None       Fee
  Chattanooga, TN

 Garden City Plaza        1984/1991       100%          188,446      76,246     100%      Wal*Mart, JCPenney       None       Fee
  Garden City, KS

 Girvin Plaza                1990         100%           78,419      31,997     97%       Winn Dixie               None       Fee
  Jacksonville, FL

 Greenport Towne Centre      1994         100%          191,622      75,525     100%      Wal*Mart,                None       Fee
  Hudson, NY                                                                              Price-Chopper

 Hampton Plaza               1990         100%           44,420      44,420     100%      Food Lion(4)             None       Fee
  Tampa, FL

 Henderson Square            1995         100%          268,327     162,329     99%       JCPenney, Belk,          None       Fee
  Henderson, NC                                                                           Leggett, Goody's,
                                                                                          Wal*Mart

 Jasper Square            1986/1990       100%           95,950      50,584     97%       Lowe's, Goody's          None       Fee
  Jasper, AL

 Keystone Crossing           1989         100%           40,400      40,400     100%      Food Lion(7)             None       Fee
  Tampa, FL

 Kingston Overlook        1996/1997       100%          119,350     119,350     100%      Babies "R" Us,           None       Fee/
  Knoxville, TN                                                                           Michael's                          Ground
                                                                                                                             Lease
                                                                                                                              (10)

 Lady's Island            1983/1993       100%           60,687      60,687     96%       Winn Dixie, Eckerd       None       Fee
  Beaufort, SC

 LaGrange Commons            1996         100%           59,340      59,340     100%      A & P Food Store         None       Fee
  LaGrange, NY

 Lions Head Village        1980(18)       100%           99,165      99,165     92%       Steinmart, Office Max    None       Fee
  Nashville, TN

 Longview Crossing           2000         100%           40,598      40,598     100%      Food Lion                None       Ground
  Hickory, NC                                                                                                                 Lease
                                                                                                                              (11)




                  CBL & Associates Poperties, Inc. - Form 10K

 Lunenburg Crossing          1994         100%          198,115      25,515     100%      Wal*Mart, Shop'n Save    None       Fee
  Lunenburg, MA

 Marketplace at Flower       1999         100%          113,466     113,466     85%       Winn Dixie               None       Fee
  Mound(19)
  Flower Mound, TX

 Massard Crossing(19)        2001         100%          296,617      98,410     96%       Wal*Mart, TJ Maxx,       None       Fee
  Ft. Smith, AR                                                                           Goody's, Cato

 North Creek Plaza           1983         100%           28,500      28,500     100%      Food Lion                None       Fee
  Greenwood, SC

 North Haven Crossing        1993         100%          104,612     104,612     100%      Sports Authority,        None       Fee
  North Haven, CT                                                                         Office Max, Barnes &
                                                                                          Noble

 Northridge Plaza         1984/1988       100%          129,570      79,570     91%       Home Goods, Eckerd(4),  35,922      Fee
  Hilton Head, SC                                                                         P.B. Realty

 Northwoods Plaza         1983/1992       100%           32,705      32,705     100%      Food Lion                None       Fee
  Albemarle, NC

 Oaks Crossing            1990/1993       100%          119,674      27,300     100%      Wal*Mart, Buck's         None       Fee
  Otsego, MI                                                                              Variety

 Orange Plaza                1983         100%           46,775      46,775     100%      Food World (12),         None       Fee
  Roanoke, VA                                                                             Dollar General

 Perimeter Place          1985/1988       100%          156,945      54,525     98%       Home Depot, Fred's(7)   22,500      Fee
  Chattanooga, TN

 Rawlinson Place             1987         100%           35,750      35,750     94%       Food Lion(7)            25,000      Fee
  Rock Hills, SC

 Rhett at Remount         1983/1994       100%           42,628      42,628     100%      Food Lion, Eckerd(7)    8,640       Fee
  Charleston, SC (19)

 Salem Crossing              1997         100%          289,335      92,407     100%      Kroger, Wal*Mart         None       Fee
  Virginia Beach, VA

 Sattler Square              1989         100%           94,760      94,760     98%       Quality Stores, Perry    None       Fee
  Big Rapids, MI                                                                          Drug

 Seacoast Shopping           1991         100%          208,690      91,690     98%       Wal*Mart, Shaw's         None       Fee
 Center  Seabrook, NH                                                                     Supermarket

 Shenandoah Crossing         1988         100%           28,600      28,600     100%      Food Lion(7)            25,000      Fee
  Roanoke, VA

 Signal Hills Village     1987/1989       100%           24,100      24,100     100%     ---                       None(13)   Ground
  Statesville, NC                                                                                                             Lease
                                                                                                                               (14)
 Southgate Crossing          1985         100%           40,100      40,100     85%       Food Lion(7)            25,000      Ground
  Bristol, TN                                                                                                                 Lease
                                                                                                                               (15)



                  CBL & Associates Poperties, Inc. - Form 10K

 Springhurst Towne           1997         100%          812,247     416,497     99%       Cinemark, Kohl's,       15,000      Fee
  Louisville, KY                                                                          Books A Million, Party
                                                                                          Source,  TJ Maxx,
                                                                                          Meijer, Dress Barn,
                                                                                          Target, Fashion Shop,
                                                                                          Office Max, Dick's
                                                                                          Sporting Goods

 Springs Crossing         1987/1996       100%           42,920      42,920     100%      Food Lion, Kerr Drugs    None       Ground
  Hickory, NC                                                                                                                 Lease
                                                                                                                               (16)

 Statesboro Square           1986         100%           41,000      41,000     100%      Food Lion(4), Rentown   25,000       Fee
  Statesboro, GA

 Stone East Plaza            1983         100%           45,259      45,259     96%       Food Lion(4)             None       Fee
  Kingsport, TN

 Strawbridge Market          1997         100%           43,764      43,764     100%      Regal Cinema             None       Fee
  Place
  Virginia Beach, VA

 Suburban Plaza              1995         100%          128,647     126,047     96%       Toys "R" Us, Barnes &    None       Fee
  Knoxville, TN                                                                           Noble

 34th St. Crossing           1989         100%           51,120      51,120     100%      Food Lion(7), Family     None       Fee
  St. Petersburg, FL                                                                      Dollar

 Uvalde Plaza             1987/1992        75%          111,160      34,000     100%      Wal*Mart, Beall's        None       Fee
  Uvalde, TX

 Valley Commons           1988/1994       100%           45,580      45,580     100%      Food Lion                None       Fee
  Salem, VA

 Valley Crossing          1988/1991       100%          186,077     186,077     100%      Goody's, TJ Maxx,        None       Fee
  Hickory, NC                                                                             Office Depot, Rack Room
                                                                                          Shoes, Circuit City,
                                                                                          Factory Card Outlet

 The Village at Wexford      1990         100%           72,450      72,450     100%      Tractor Supply           None       Fee
  Cadillac, MI                                                                            Company(17)

 Village Square           1990/1993       100%          122,294      27,050     100%      Wal*Mart, Fashion Bug    None       Fee
  Houghton Lake, MI

 Willowbrook Plaza           1999         100%          361,072     291,515     90%       Home Depot, Linens 'N    None       Fee
  Houston, TX                                                                             Things, AMC Theatre

 Willow Springs Plaza     1991/1994       100%          224,910     130,753     100%      Home Depot, Office       None       Fee
  Nashua, NH                                                                              Max, JCPenney Home
                                                    ----------- ----------- -----------
              Total Community Centers                 8,357,207   5,472,017     94%
                                                    =========== =========== ===========


                  CBL & Associates Poperties, Inc. - Form 10K

(1)   Includes the total square footage of the Anchors (whether owned by others or leased by the Anchor) and shops.  Does not include future expansion areas.
(2)   Includes leasable Anchors.
(3)   Includes tenants paying rent on executed leases on December 31, 2001.  Calculation includes leased Anchors.
(4)   Tenant has closed its store but is continuing to meet its financial obligation and is sub-leasing the space.
(5)   Ground Lease term extends to 2051 including four 10-year extensions.  Lessee has an option to purchase and a right of first refusal to purchase the fee.
(6)   Ground Lease term extends to 2049 including three 10-year extensions.  Lessor receives a share of percentage rents during initial term and extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(7)   Represents a tenant which has closed its store but is continuing to meet its financial obligations under its lease.
      The vacancy at Keystone Crossing occurred after December 31, 2001.
(8)   Ground Lease term extends to 2055 including two 20-year extensions.  During extension periods, lessor receives a share of percentage rents. Lessee has a right of first refusal to purchase the fee. Lessor receives a share of sale proceeds upon sale of the center to a third party only if sale occurs while fee is subordinated to a mortgage.
(9)   Ground lease extends to 2076 including 12 five year options.  Lessor receives no additional rent.
(10)  Ground lease for an out-parcel extends to 2046 including 4 ten year options.  Lessor receives 20% of percentage rentals.
(11)  Ground Lease term extends to 2049 including three 10-year extensions.  Lessor receives a share of percentage rents during initial term and extensions.  Lessee has a right of first refusal to purchase the fee.
(12)  Represents a Food World which has closed its store but is continuing to meet its financial obligations under its lease and is sub-leasing the space.
(13)  Signal Hills Village is part of Signal Hills Crossing, a Property on which the Company holds a Mortgage.
(14)  Ground Lease term extends to 2084.  Rent for entire term has been prepaid.  Lessee has an option to purchase the fee under certain circumstances.
(15)  Ground Lease term extends to 2055 including one 20-year extension. Commencing in 2005, rental will be the greater of base rent or a share of the revenue from the center. Lessee has a right of first refusal to purchase the fee.
(16)  Ground Lease term extends to 2048 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(17)  Tractor Supply Company has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate of 8.33%.
(18)  Lionshead opened in 1980 and was acquired by the Company in July 1998 and was expanded in 2000.
(19)  Sold in January 2002.

Mortgages

     The Company owns six Mortgages which were granted prior to the Offering and two granted since in connection with sales by CBL of properties which it had previously developed.

     The Company holds fee mortgages on eight community centers, which mortgages had, as of December 31, 2001, an aggregate outstanding principal balance of $8.1 million. Such mortgages entitle the Company to receive substantially all of such properties' current cash flow in the form of periodic debt service payments. The encumbered properties all opened between 1981 and 1990 and have two Anchor vacancies.

     In the years ended December 31, 1999, 2000, and 2001, revenues from the Mortgages represented less than 0.5% of total revenues from the Company's Properties.

                  CBL & Associates Poperties, Inc. - Form 10K

     The following table sets forth certain additional information regarding the Mortgages as of December 31, 2001.

                                     Mortgage Information                                    Center Information
                       -----------------------------------------------   --------------------------------------------------------
                         Annual     Principal     Annual                              Total    Percentage                 Number
Name of Center/         Interest    Balance as     Debt      Maturity      Total     Leasable  GLA                          of
Location                  Rate     of 12/31/01    Service      Date       GLA(1)       GLA     Leased(2)    Anchors       Stores
---------------------  ---------- -------------  ---------  ----------   --------   --------- ----------- --------------- -------
BI-LO South                 9.50%          $999       $264   Aug-2006     56,557     56,557          100%  BI-LO              8
  Cleveland, TN

Gaston Square                7.50         2,805        190   Jun-2019     41,640     41,640           100  Food Lion          4
  Gastonia, NC                                                                                             Family Dollar

Inlet Crossing               7.50         1,832        287   Jun-2019     55,374     55,374            96  Food Lion,        12
  Murrells Inlety, SC                                                                                         Dollar General

Olde Brainerd Centre         9.50            14         35   Dec-2006     57,293     57,293           100  Bi-Lo              9
  Chattanooga, TN

Signal Hills Crossing        7.50           642         66   Jun-2019     44,220     44,220            81  Food Lion(3)       6
  Statesville, NC

Soddy Daisy Plaza            9.50            56         48   Dec-2006     55,280     55,280           100  Bi-Lo, CVS         5
  Soddy Daisy, TN

Park Village                 8.25         1,270     849(4)   Aug-2010     48,505     48,505           100  Food Lion,        12
  Lakeland, FL                                                                                             Family Dollar

University Crossing          8.75           507         79   Feb-2010     101,964    20,053             -                     -
  Pueblo, CO
                                  -------------  ---------               --------   ---------     --------                -------
              Total                      $8,125     $1,818                460,833    378,922          100%                   56
                                  =============  =========               ========   =========     ========                =======

(1)  Includes Anchors.
(2)  Includes all leases executed on or before December 31, 2001.  Leased GLA includes non-Anchor GLA and leased Anchor GLA.
(3)  Tenant has closed but is continuing to meet its financial obligation.
(4)  Purchaser paid down $770 in January 2002.  The remaining balance will be amortized over 9 years with annual debt service of $79.



     Office Building

     The Company owns a 95% interest in a 49,082 square foot office building in Chattanooga, Tennessee in which the Company's headquarters were located. The Company during 2001 occupied 34,470 square feet or 70% of the total square footage of the Office Building. At year end the Company relocated its headquarters to a new Office Building, CBL Center, that the Company owns 92% of. CBL Center is a 128,000 square foot building, in which the Company now occupies 75,000 square feet. The Company has listed the former headquarters Office Building, One Park Place, for sale.

                  CBL & Associates Poperties, Inc. - Form 10K

Top 25 Tenants

     The following table sets forth the Company's top 25 tenants based upon a percentage of total revenues from the Company's Properties in 2001.

                                                           % OF          NUMBER OF
   RANK                     TENANT                       REVENUES         STORES         SQUARE FEET
----------- --------------------------------------     -----------      -----------     -------------
         1  Limited, Inc., The                            4.57%            103              869,399
         2  Gap Inc., The                                 2.66%             67              629,567
         3  Footlocker, Inc.                              2.61%            117              402,721
         4  JCPenney Co. Inc                              1.95%             54            5,286,538
         5  Intimate Brands                               1.83%             86              352,185
         6  American Eagle Outfitters                     1.22%             39              186,437
         7  Charming Shoppes, Inc.                        1.22%             41              275,437
         8  Abercrombie & Fitch                           1.20%             25              191,924
         9  Transworld Entertainment                      1.20%             42              197,910
        10  Sterling                                      1.10%             48               69,527
        11  Food Lion                                     1.06%             25              915,220
        12  Regis Corporation, The                        0.95%            106              118,844
        13  Sears, Roebuck and Co.                        0.95%             53            5,722,840
        14  Consolidated Stores Corporation               0.94%             44              167,757
        15  Finish Line, Inc., The                        0.94%             30              160,953
        16  Barnes & Noble                                0.92%             37              243,646
        17  Zale Corporation                              0.89%             46               70,343
        18  Shoe Show, The                                0.87%             38              185,995
        19  Claire's Boutiques, Inc.                      0.87%             91               98,816
        20  Goody's Family Clothing, Inc.                 0.85%             17              590,494
        21  Footstar                                      0.84%             27              136,563
        22  Lenscrafters, Inc.                            0.80%             29              137,206
        23  Tandy Corporation                             0.73%             55              142,638
        24  The Buckle                                    0.71%             27              127,899
        25  Saks Incorporated                             0.71%             30            3,483,694


Mortgage Debt and Ratio to Total Market Capitalization

     As of December 31, 2001, the Operating Partnership's proportionate share of indebtedness of all Properties (whether or not consolidated for financial statement reporting purposes, including the Construction Properties) was approximately $2.393 billion. The Company's total market capitalization (the aggregate market value of the Company's outstanding shares of Common and Preferred Stock, assuming the full exchange of the limited partnership interests in the Operating Partnership for Common Stock, plus the $2.393 billion total debt of the Operating Partnership) as of December 31, 2001 was $4.04 billion. Accordingly, the Company's debt to total market capitalization ratio as of December 31, 2001 was 59.2%. The debt to total market capitalization ratio, which is based upon the Company's proportionate share of consolidated and unconsolidated indebtedness and market values of equity, differs from debt-to-book capitalization ratios, which are based upon consolidated indebtedness and book values.

     The following table sets forth certain information regarding the mortgages and secured lines of credit encumbering the Properties.

                  CBL & Associates Poperties, Inc. - Form 10K

                                                 MORTGAGE DEBT
                                            (Dollars in thousands)
                                        Mortgage Loans Outstanding in
                                    Whole or in Part at December 31, 2001

                                                                                                                        Earliest
                         Ownership                                                                          Estimated    Date at
                         Share of                   Principal      Annual,                                   Balloon      Which
                       Company and      Annual     Balance as       all         Annual                       Payment    Loans Can
Center Pledged as       Operating      Interest        of         Interest       Debt                        Due on        Be
Collateral             Partnership      Rate       12/31/01(1)    Payment(2)    Service    Maturity Date    Maturity   Prepaid(3)
---------------------  ------------   -----------  -----------   -----------   ----------  -------------    ---------- ------------
 MALLS:
 Arbor Place               100%         3.060%(4)    $ 99,300      $  3,039     $  3,039     Jun-2002         $ 99,300  --

 Asheville Mall            100%         6.980%         71,073         4,961        5,677     Sep-2011           61,229 Oct-2004(17)

 Bonita Lakes Mall         100%         6.820%         28,374         1,935        2,503     Oct-2009           22,539 Oct-2003(5)

 Brookfield Square         100%         7.498%         75,160         5,635        4,855     May-2005           68,259 Jan-2004(6)

 Burnsville Center         100%         8.000%         73,182         5,855        6,900     Aug-2010           60,341 Sep-2005(5)

 Cary Towne Center         100%         8.640%         62,041         5,360        5,841     Dec-2003           61,042  --

 Cherryvale Mall           100%         7.375%         48,093         3,547        4,648     Jul-2006           41,980  --(5)

 Citadel Mall              100%         7.390%         33,276         2,459        3,162     May-2007           28,700  --(8)

 Citadel Mall              100%         4.040%(4)       8,500           343          689     Jan-2003            8,154  --

 College Square            100%         6.750%         13,971           943        1,548     Sep-2013               --  --(9)

 Columbia Mall            48.0%         3.230%(4)      36,394         1,176        3,359     Jun-2003           31,355  --

 Coolsprings Galleria      100%         8.290%         63,327         5,250        6,636     Oct-2010           47,827 Oct-2010(10)

 Eastgate Mall             100%         3.426%(4)      42,000         1,439        1,814     Dec-2003           42,000  --

 East Towne Mall          48.0%         8.010%         29,070         2,329        2,920     Jan-2007           41,125  --(11)

 Fashion Square            100%         3.540%(4)      59,430         2,104        2,104     Sep-2003           59,430  --

 Fayette Mall              100%         7.000%         97,594         6,832        7,824     Jul-2011           84,096 Jul-2006(13)

 Governor's Square        47.5%         8.230%         33,880         2,788        3,476     Sep-2016           14,454 Sep-2001(14)

 Hamilton Place            90%          7.000%         68,761         4,813        6,361     Mar-2007           59,505  --(5)

 Hanes Mall                100%         7.310%        116,291         8,501       10,726     Jul-2008           97,551  --(7)

 Hickory Hollow Mall       100%         6.770%         92,447         6,259        7,723     Aug-2008           80,847  --

 Janesville Mall           100%         8.375%         15,473         1,296        1,857     Apr-2016               --  --

 Jefferson Mall            100%         3.460%(4)      40,000         1,384        1,384     Sep-2003           40,000  --

 Kentucky Oaks Mall       48.0%         9.000%         33,434         3,009        3,573     Jun-2007           35,359  --(14)

 Madison Square            100%         9.25%          47,099         4,357        4,936     Mar-2002           46,482 Feb-1997(15)

 Meridian Mall             100%         3.235%(4)      80,000         2,588        2,588     Aug-2003           80,000  --

 Midland Mall              100%         3.620%(4)      35,000         1,267        1,267     Jun-2003           35,000  --

 Northwoods Mall           100%         4.080%(4)      56,280         2,296        2,296     Sep-2003           56,280  --

 Oak Hollow Mall           75%          7.310%         48,463         3,543        4,709     Feb-2008           39,567 Feb-2002(5)

 Old Hickory Mall          100%         8.250%         21,731         1,793        2,290     Jul-2002           21,478  --(17)

 Parkdale Mall             100%         3.230%(4)      45,000         1,454        1,454     Jun-2003           45,000  --

 Plaza del Sol             50%          9.150%          4,749           435          796     Nov-2010               -- Sep-2001(5)

 Rivergate Mall            100%         6.770%         74,715         5,058        6,241     Aug-2008           65,479  --

 Springdale Mall           100%         3.081%         24,466           754        1,164     Nov-2002           24,125  --

 St. Clair Square          100%         7.000%         71,753         5,023        6,361     Apr-2009           58,975  --(18)

 Stroud Mall               100%         8.420%         32,290         2,719        2,977     Dec 2010           29,385  --

 The Lakes Mall            90%          3.150%(4)      31,555           994          994     Mar-2002           31,555  --

 Turtle Creek Mall         100%         7.400%         32,316         2,391        2,966     Mar-2006           29,522 Mar-1999(5)

 Walnut Square             100%        10.125%            656            66          144     Feb-2008               --  --(19)

 Wausau Center             100%         6.700%         14,228           953        1,238     Dec-2010           10,725  --(5)

 WestGate Mall             100%         6.950%         45,101         3,135        4,819     Feb-2002           45,221 Feb-2002(20)

 West Towne Mall          48.0%         8.010%         44,943         3,600        7,434     Jan-2007           39,342  --(11)

 York Galleria             100%         8.340%         51,656         4,308        4,727     Dec-2010           46,932  --
                                                    ---------
                            Malls Subtotal:         2,003,072

 ASSOCIATED CENTERS:
 Bonita Lakes              100%         6.820%          8,910           608          784     Oct-2009            7,062 Oct-2003(5)
  Crossing

 Courtyard At Hickory      100%         6.770%          4,304           291          359     Aug-2008            3,764  --
  Hollow

 Gunbarrel Pointe          100%         3.438%(4)      11,975           412          412     Apr-2002           11,975  --

 Hamilton Corner           90%          10.125%         2,895           293          471     Aug-2011               --  --(21)

                  CBL & Associates Poperties, Inc. - Form 10K

 Madison Plaza             100%         10.125%         1,041           105          537     Feb-2004               --  --(22)

 The Landing At Arbor      100%         3.060%(4)      11,162           342          342     Jun-2002           11,162  --

 The Terrace               92%          7.300%          9,841           718        1,047     Sep-2002            9,596  --(23)

 Village at Rivergate      100%         6.770%          3,529           239          295     Aug-2008            3,086  --

 Westgate Crossing         100%         8.420%          9,810           826          907     Jul-2010            8,954  Jul-2010
                                                     --------
          Associated Centers Subtotal:                 63,467

COMMUNITY CENTERS:
 BJ's Plaza                100%         10.400%         2,952           307          476     Dec-2011               --  --(23)

 Briarcliff Square         100%         10.375%         1,489           154          226  Feb-2013 (24)             -- Feb-1998(25)

 Cedar Bluff Crossing      100%         10.625%         1,014           108          230     Aug-2007               -- Jan-2008(26)

 Chesterfield              100%         3.124%(4)       8,212           258          734     Dec-2002            7,735  --
   Crossing

 Coastal Way               100%         3.394%(4)       9,687           329          329     Dec-2002            9,687  --

 Colleton Square (30(      100%         9.375%            848            80          143  Aug-2010 (27)             -- Aug-1998(21)

 Collins Park Commons      100%         10.250%           678            69          202     Oct-2010               -- Sept-2000(27)

 Cortlandt Town            100%         6.900%         50,964         3,517        4,539     Aug-2008           42,342 Aug-2003(5)
   Center

 Cosby Station             100%         8.500%          3,800           323          490     Sep-2014               -- Sept-2001(28)

 Greenport Towne           100%         9.000%          4,004           360          529     Sep-2014               --  --(29)
   Center

 Henderson Square          100%         7.500%          6,026           452          750     Apr-2014               -- May-2005

 Longview Crossing         100%         10.250%           379            39          128     Aug-2010               -- Aug-2000(27)

 North Haven Crossing      100%         9.550%          6,132           586        1,225     Oct-2008              202 Oct-1998(31)

 Northwoods Plaza          100%         9.750%          1,119           109          171     Jun-2012               --  --(32)

 Perimeter Place           100%         10.625%         1,240           132          278     Jan-2008               -- Jan-2008(26)

 Seacoast Shopping         100%         9.750%          5,254           512          721     Sep-2002            5,110 Oct-1997(33)
   Center

 Shenandoah Crossing       100%         10.250%           476            49           83     Aug-2010               -- Aug-2000(27)

 Springhurst Towne         100%         6.650%         21,830         1,452        2,179     Aug-2018           19,714 Aug-2004(34)
   Center

 Suburban Plaza            100%         7.875%          8,342           657          870     Nov-2004            6,042 --(35)

 34th St. Crossing(37)     100%         10.625%         1,354           144          234     Dec-2010               -- Dec-2000(36)

 Uvalde Plaza              75%          10.625%           595            63          133     Feb-2008               -- Feb-2008(26)

 Valley Commons            100%         10.250%           824            84          142     Oct-2010               -- Oct-2000(27)

 Willowbrook Plaza         100%         4.080%(4)      33,065         1,349        2,528     Feb-2002           33,063  --

 Willow Springs Plaza      100%         9.750%          4,056           395          934     Aug-2007               -- Aug-1997(33)
                                                   ----------
                  Community Centers Subtotal:         174,378

 CONSTRUCTION PROPERTIES:
 CBL Center                100%         3.669%(4)      14,847           545          545     Apr-2004           14,847  --

 Parkway Place             50%          3.342%(4)      27,509         1,365          911     Dec-2003           27,509  --

 Meridian Mall Exp.        100%         3.025%(4)      25,706           778          778     Aug-2003           25,706  --
                                                   ----------
               Construction Properties Subtotal:       68,062


 Other: Park Place          95%         10.000%           571            57          459     Apr-2003               --  --(5)

 Other                     75%          4.750%(4)         116             6            6     Jun-2004               --  --

 Credit Lines              100%     3.2000%(38)       216,265         6,920        6,920     Various           216,265  --
                                                   ----------
                         Other Subtotal:              216,952

                                       Total:       2,525,931
                                                   ==========

    Operating Partnership's Share of Total:(39)    $2,392,600
                                                   ==========


                  CBL & Associates Poperties, Inc. - Form 10K

(1)      The amount listed includes 100% of the loan amount even though the Company and the Operating Partnership may own less than
         100% of the property.
(2)      Interest has been computed by multiplying the annual interest rate by the outstanding principal balance as of December 31,
         2001.
(3)      Unless otherwise noted, loans are prepayable at any time.
(4)      The interest rate is floating at various spreads over LIBOR priced at the rates in effect at December 31, 2001.
(5)      Prepayment premium is the greater of 1% or yield maintenance.
(6)      Prepayment penalty is based on yield maintenance. No prepayment before January 2004 on $30 million of the loan balance.
(7)      Prepayment premium is 3%, decreasing to1% per year on December 1, 2002 to May 30, 2003. After 60 days (August 1, 2003)
         there is no prepayment penalty. Prepayment penalty is based on yield maintenance.
(8)      Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 180 days of the loan term.
(9)      Prepayment premium is greater of 1% or modified yield maintenance.
(10)     Prepayment premium is the greater of 1% or yield maintenance after October 1, 2000.
(11)     Prepayment premium is the greater of 1% or yield maintenance. No prepayment before January 2007.
(12)     This loan can be extended for 2 one year periods, the extension fee is 1/2 point for each extension.
(13)     Prepayment penalty is based on yield maintenance. No prepayment before July 2006.
(14)     Prepayment premium is based on the greater of yield maintenance or 2%.
(15)     Prepayment premium is based on yield maintenance; there is no prepayment premium after October 1, 2001.
(16)     The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(17)     Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last 180 days of the term.
(18)     Prepayment premium is the greater of 1% or yield maintenance, none last 120 days.
(19)     Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2007.
(20)     Loan is closed to prepayment for the term.  Lender shall adjust the interest rate every 5th year of the loan.  If borrower does not except the new rate loan may be prepaid at that time without prepayment penalty.
(21)     Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium during the last 120 days of the loan term.
(22)     Prepayment premium is the greater of 1% or yield maintenance; there is no prepayment premium after November 1, 2003.
(23)     Prepayment penalty is based on yield maintenance.
(24)     Lender has option to accelerate loan between March 1, 2001 and February 28, 2002; March 1, 2006 and February 28, 2007; and
         March 1, 2011 and February 28, 2012.
(25)     Prepayment premium is 7%, decreasing by 1% per year to a minimum of 3%.
(26)     Loan may not be prepaid.
(27)     Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2% there is no prepayment premium during the last 120 days of the loan term.
(28)     Prepayment premium of 7% decreasing by 1% per year to a minimum of 2%; there is no prepayment premium during the last six months of the loan term.
(29)     Prepayment premium is the greater of 10% or 1/12 of the annual yield difference before October 2014. Thereafter the prepayment premium is 1%.
(30)     Lender may accelerate loan on July 1, 2007 unless Food Lion exercises an extension option.
(31)     Prepayment premium is the greater of 2% or yield maintenance before October, 1998, afterwards it is the greater of 1% or yield maintenance.
(32)     Prepayment premium is based on yield maintenance; there is no loan prepayment premium during the last 120 days of the loan term.
(33)     Prepayment premium is the greater of 1% or yield maintenance; there is no loan prepayment premium during the last 90 days of the term.
(34)     The loan has a rate reset option in August of 2004, 2009 and 2014. The loan can be prepaid in these years if the Company elects not to accept the rate reset. The prepayment premium is the greater of 1% or yield maintenance.
(35)     Prepayments penalty is 7.875% until November 2001 then yield maintenance, none last 120 days.
(36)     Prepayment premium is 5%, decreasing by 1% per year to a minimum of 2%.  There is no loan prepayment premium during the last 90 days of the loan term.
(37)     The note is secured by rent payable by the Food Lion Anchor store.
(38)     Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 7.69% with various maturities through 2004.
(39)     Represents non-recourse indebtedness on Properties and reflects the less than 100% ownership of the Company and the
         Operating Partnership with respect to certain Properties subject to such indebtedness. The reconciliation to the Company's share is (in thousands): Total debt $2,525,931 less equity properties $209,978, less minority partners share of debt
         $24,618, and include the Company's share of equity properties $101,265 yields total obligations.


                  CBL & Associates Poperties, Inc. - Form 10K

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

     NONE

                                        PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
            MATTERS.

     (a) Market Information

     The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

     The following table sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.

2001 Quarter Ended                        High           Low
-------------------------              -----------   ------------
March 31                                  $27.6200      $25.1250
June 30                                    31.0100       26.5500
September 30                               31.5000       26.0400
December 31                                31.8500       26.8500

2000 Quarter Ended                        High           Low
-------------------------              -----------   ------------
March 31                                  $22.8750      $20.1250
June 30                                    25.6875       20.5625
September 30                               25.8750       23.8750
December 31                                25.3750       22.5000

(b)      Holders

          The approximate number of shareholders of record of the Common Stock was 603 as of March 1, 2002.

(c)      Dividends

         The following table sets forth the frequency and amounts of dividends declared and paid for each quarter of the Company's two most recent fiscal years.

Quarter Ended                               2001        2000
-------------------------              -----------   ------------
March 31                                   $0.5325     $0.5100
June 30                                     0.5325      0.5100
September 30                                0.5325      0.5100
December 31                                 0.5325      0.5100

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

ITEM 6.  SELECTED FINANCIAL DATA.


                                      CBL & Associates Properties, Inc.
                                            Selected Financial Data
                                    (In thousands, except per share data)

                                                                              Year Ended December 31,
                                                       -------------------------------------------------------------------------
                                                         2001            2000            1999            1998            1997
                                                       ---------       ---------       ---------       ---------       ---------
 TOTAL REVENUES                                        $ 544,375       $ 356,488       $ 317,603       $ 254,640       $ 177,604
 TOTAL EXPENSES                                          436,372         280,027         250,139         203,001         135,200
                                                       ---------       ---------       ---------       ---------       ---------
 INCOME FROM OPERATIONS                                  108,003          76,461          67,464          51,639          42,404

 GAIN ON SALES OF REAL ESTATE ASSETS                      10,649          15,989           8,357           4,183           6,040

 EQUITY IN EARNINGS OF
    UNCONSOLIDATED AFFILIATES                              7,155           3,684           3,263           2,379           1,916

 MINORITY INTEREST IN EARNINGS
    Operating Partnership                               (49,643)        (28,507)         23,264)        (16,258)        (13,819)
    Shopping Center Properties                           (1,698)         (1,538)         (1,225)           (645)           (508)
                                                       ---------       ---------       ---------       ---------       ---------
 INCOME BEFORE EXTRAORDINARY ITEM                        74,466          66,089          54,595          41,298          36,033
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT            (13,558)           (367)              -            (799)         (1,092)
                                                       ---------       ---------       ---------       ---------       ---------
 NET INCOME                                               60,908          65,722          54,595          40,499          34,941
 PREFERRED DIVIDENDS                                      (6,468)         (6,468)         (6,468)         (3,234)             -
                                                       ---------       ---------       ---------       ---------       ---------
 NET INCOME AVAILABLE TO COMMON SHAREHOLDERS           $  54,440        $ 59,254       $  48,127        $ 37,265       $  34,941
                                                      ==========       =========      ==========       =========       =========
 BASIC EARNINGS PER COMMON SHARE:
 Income before extraordinary item                       $   2.68         $  2.40        $   1.95         $  1.58        $   1.51
 Net income                                             $   2.15         $  2.38        $   1.95         $  1.55        $   1.46
                                                       =========        ========       =========        ========        ========
 Weighted average shares outstanding                      25,358          24,881          24,647          24,079          23,895

 DILUTED EARNINGS PER COMMON SHARE:
 Income before extraordinary item                       $   2.63         $  2.38        $   1.94         $  1.56        $   1.49
 Net income                                             $   2.11         $  2.37        $   1.94         $  1.53        $   1.45
                                                       =========        ========       =========        ========        ========
 Weighted average shares and potential dilutive
 common shares outstanding                                25,833          25,021          24,834          24,340          24,151
 Dividends declared per common share                       $2.13           $2.04           $1.95           $1.86           $1.77

                                                                              Year Ended December 31,
                                                       -------------------------------------------------------------------------
                                                         2001            2000            1999            1998            1997
                                                       ---------       ---------       ---------       ---------       ---------
 BALANCE SHEET DATA:
 Net investment in real estate assets                 $3,201,622      $2,040,614      $1,960,554      $1,805,788      $1,142,324
 Total assets                                          3,372,851       2,115,565       2,018,838       1,855,347       1,245,025
 Total debt                                            2,315,955       1,424,337       1,360,753       1,208,204         741,413
 Minority interest                                       431,101         174,665         170,750         168,040         123,897
 Shareholder equity                                      522,088         434,825         419,887         415,782         330,853
 OTHER DATA:
 Cash flow provided by (used in):
 Operating activities                                   $169,125        $117,814        $114,196         $89,123         $60,852
 Investing activities                                   (207,122)       (127,073)       (212,141)       (571,332)       (245,884)
 Financing activities                                     42,950           7,369          99,192         484,912         183,858
 Funds from operations (FFO) (1)
   of the Operating Partnership                          194,001         132,034         116,273          93,492          76,184
 FFO applicable to the Company                           100,773          89,156          78,304          64,941          54,597

 (1) Please refer to Management Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO. FFO does not represent cash flow from operations as defined by accounting principals generally accepted in the United States ("GAAP") and is not necessarily indicative of the cash available to fund all cash requirements.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the financial condition and results of operations should be read in conjunction with CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto.

     Information included herein may contain "forward-looking statements" within the meaning of the federal securities laws. Such statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, may differ materially from the events and results discussed in the forward-looking statements. We direct you to the Company's other filings with the Securities and Exchange Commission, and elsewhere in this Annual Report on Form 10-K for a discussion of such risks and uncertainties.

GENERAL BACKGROUND

     On November 3, 1993, CBL & Associates Properties, Inc. (the "Company") completed an initial public offering of 15,400,000 shares of common stock priced at $19.50 per share (the "Offerings"). In connection with the Offerings, CBL & Associates, Inc. and its affiliates contributed their interests in properties to CBL & Associates Limited Partnership (the "Operating Partnership"). The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc., which are the sole general partner and majority owner, respectively, of the Operating Partnership. As a result, the CBL & Associates Properties, Inc. Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of the Operating Partnership, which includes at December 31, 2001, the operations of a portfolio of properties consisting of 45 regional malls, 16 associated centers, two power centers, 66 community centers, two office buildings, joint venture investments in seven regional malls and two associated centers, and income from eight mortgages (the"Properties"). The Operating Partnership currently has under construction one mall and one mall expansion, and owns options to acquire certain shopping center development sites. The consolidated financial statements also include the results of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into three categories - stabilized malls which have completed their initial lease-up; new malls which are in their initial lease-up phase; and newly acquired malls representing the 21 mall portfolio acquired on January 31, 2001. The new mall category is presently comprised of Springdale Mall in Mobile, Alabama, which was acquired in September 1997 and is being redeveloped and retenanted; Parkway Place in Huntsville, Alabama, which was acquired in December 1998 and is currently being redeveloped; Arbor Place Mall in Atlanta (Douglasville), Georgia, which opened in October 1999 and The Lakes Mall in Muskegon, Michigan which opened in August 2001.

     On January 31, 2001, the Company completed the first stage of the acquisition of The Richard E. Jacobs Group's interests in 21 malls and two associated centers for total consideration of approximately $1.26 billion, including the acquisition of minority interests in certain properties. The purchase price is comprised of $124.5 million in cash, including closing costs of approximately $12 million; the assumption of $745.5 million in primarily non-recourse mortgage debt; and the issuance of 12,056,692 special common units of the Operating Partnership a value of $27.25 per unit. The cash portion was funded from a new $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The Company will close on the second stage in 2002, which will consist of cash of $0.3 million, the assumption of $25.7 million in non-recourse mortgage debt, and the issuance of 499,733 special common units of the Operating Partnership. In the second stage closing the Company will acquire additional interests in properties accounted for under the equity method of accounting. In a separate transaction, the Company issued an additional 603,344 special common units of the Operating Partnership to purchase the remaining 50% interest in Madison Square Mall in Huntsville, Alabama that it did not already own. In June 2001 the Company issued 31,008 common units of the Operating Partnership to purchase the 25% interest in Madison Plaza in Huntsville, Alabama that it did not already own.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

RESULTS OF OPERATIONS

     Sales

     Mall shop sales, for those tenants who have reported, in the 48 stabilized malls in the Company's portfolio, decreased by 1.5% on a comparable per square foot basis as shown below:

                                       Year Ended December 31,
                                        2001             2000
                                    ------------------------------
Sales per square foot                 $297.70           $302.30

     Total sales volume in the mall portfolio, including new malls, decreased 0.5% to $2.901 billion in 2001 from $2.915 billion in 2000.

     Occupancy costs as a percentage of sales for the years ended December 31, 2001, 2000 and 1999, for the stabilized malls (excluding the mall acquired in 1999 from that year) were 11.3%, 11.9% and 11.5%, respectively.

Occupancy

     Occupancy for the Company's overall portfolio by asset category is as follows:



                                                                         December 31,
                                                              -----------------------------------
                                                                  2001                  2000
                                                              -------------        -------------
Total Combined Occupancy:                                         93.8%                95.7%
Core Portfolio:
    Total portfolio occupancy                                     95.0%                95.7%
    Stabilized Malls                                              94.1%                94.5%
    New Malls *                                                   89.1%                90.4%
    Total Malls                                                   93.6%                94.1%
    Associated Centers                                            95.6%                94.9%
    Community Centers                                             97.0%                97.8%
Newly-Acquired Portfolio:
    Malls (21)                                                    90.4%                   --
    Associated Centers (2)                                        99.5%                   --

* Excludes Parkway Place which is under redevelopment.

Average Base Rents

     Average base rents for the Company's three portfolio categories was as follows:

                                                                At December 31,
                                          --------------------------------------------------------------
                                                                                       Percentage
                                                2001             2000             (Decrease)Increase
                                          --------------------------------------------------------------
Stabilized and New Malls                        $22.49            $21.57
Newly Acquired Malls                             23.49                --
Malls *                                          22.91             21.57                6.2%
Associated Centers                                9.73              9.88               (1.5)
Community Centers                                 9.43              8.85                 6.6

* Excludes Parkway Place which is under redevelopment.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Lease Rollovers

     For spaces previously occupied, the Company achieved the following results from rollover leasing for the year ended December 31, 2001, over and above the base and percentage rent paid by the previous tenant:

                                              Per Square              Per Square
                                              Foot Rent                Foot Rent          Percentage
                                             Prior Lease(1)           New Lease(2)         Increase
                                             ---------------------------------------------------------
Malls                                           $24.10                  $26.52               10.0%
Associated Centers                               13.99                   10.98              (18.3)
Community Centers                                10.95                   11.69                6.8

(1) Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
(2) Average base rent over the term of the lease.

     In 2001 and 2000, revenues from the Malls represented 84.7% and 77.3%, respectively, of total revenues from consolidated and unconsolidated properties; revenues from Associated Centers represented 2.6% and 4.1%, respectively; revenues from Community Centers represented 11.7% and 17.5%, respectively; and revenues from Mortgages and the Office Building represented 1.0% and 1.1%, respectively. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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

COMPARISON OF RESULTS OF OPERATIONS FOR 2001 TO THE RESULTS OF OPERATIONS
FOR 2000

     Total revenues in 2001 increased by $187.9 million, or 52.7%, to $544.4 million compared with $356.5 million in 2000. Of this increase, minimum rents increased by $126.8 million, or 56.3%, to $352.3 million compared with $225.5 million in 2000; percentage rents increased by $0.9 million, or 10.4%, to $9.7 million compared with $8.8 million in 2000; other rents increased by $4.4 million, or 69.9%, to $10.6 million compared with $6.2 million in 2000; and tenant reimbursements increased by $55.1 million, or 51.6%, to $161.8 million compared with $106.8 million in 2000.

     Approximately $161.5 million of the increase in revenues resulted from operations at the eighteen new centers, which were acquired on January 31, 2001 from The Richard E. Jacobs Group and are included in the consolidated financial statements. These properties are those properties with a 50% or greater ownership by the Company described in the Development, Expansions, and Acquisitions section of this report:

     Approximately $25.6 million of the increase in revenues resulted from operations at the eight new centers opened or acquired during the past twenty-four months offset by a decrease in revenues of $5.5 million from nineteen centers sold in the last twenty-four months. The eight new centers consist of:

                                                                                                       Opening/
Project Name                   Location                     Total GLA      Type of Addition            Acquisition  Date
------------------------------ ---------------------------- -------------- --------------------------- ------------------
Market Place                   Flower Mound, Texas          119,000        Acquisition                 March 2000
Coastal Way                    Spring Hill, Florida         197,000        New Development             August 2000
Chesterfield Crossing          Richmond, Virginia           421,000        New Development             October 2000
Gunbarrel Pointe               Chattanooga, Tennessee       282,000        New Development             October 2000
Madison Square Mall            Huntsville, Alabama          934,000        Acquisition of 50%          January 2001
                                                                           interest
Willowbrook Plaza              Houston, Texas               388,000        Acquisition                 February 2001
Creekwood Crossing             Bradenton, Florida           404,000        New Development             April 2001
The Lakes Mall                 Muskegon, Michigan           553,000        New Development             August 2001

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

     Improved occupancies, improved operations and increased rents in the Company's operating portfolio generated approximately $3.0 million of the increased revenues. Revenues from the early termination of tenant leases increased by $3.3 million to $4.1 million in 2001 compared with $0.7 million in 2002.

     Management, development and leasing fees increased in 2001 by $1.0 million, or 23.4%, to $5.2 million compared with $4.2 million in 2000. Interest and other income decreased in 2001 by $0.3 million, or 5.5%, to $4.8 million compared with $5.1 million in 2000. This decrease resulted primarily from a decrease in interest income during 2001 from interest income received on proceeds from community center sales held in escrow in 2000.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 2001 by $66.5 million, or 62.2%, to $173.4 million compared with $106.9 million in 2000. This increase is primarily the result of the twenty-six new centers opened or acquired over the past twenty-four months. The Company's cost recovery ratio, not including bad debt expense of $5.9 million was 96.6% in 2001 compared with 99.9% in 2000 due to decreases in occupancy and the bankruptcy of tenants who have been temporarily replaced with tenants whose recovery clauses are more restrictive.

     Depreciation and amortization increased in 2001 by $27.0 million, or 44.5%, to $87.6 million compared with $60.6 million in 2000. This increase resulted primarily from depreciation and amortization on the twenty-six new centers opened or acquired over the past twenty-four months and the Company's capital investment in operating properties.

     Interest expense increased in 2001 by $59.9 million, or 63.3%, to $154.4 million compared with $94.6 million in 2000. This increase is primarily due to increased interest expense on the twenty-six new centers opened or acquired over the past twenty-four months offset by reductions in interest expense on debt retired with the proceeds from the sales of properties.

     General and administrative expenses increased in 2001 by $1.0 million, or 5.9%, to $18.8 million compared with $17.8 million in 2000. This increase was due to increases in general overhead to manage 21 malls and two associated centers that were acquired in January 2001. The amount of the increase in general and administrative expense is offset by a $1.0 million reduction in the reserve for state taxes.

     Gain on sales of real estate assets was $10.6 million in 2001 compared with $16.0 million in 2000. The majority of the gain on sales in 2001 is from the $8.4 million gain on six community centers sold in 2001. The centers sold were:
Jean Ribaut Square in Beaufort, South Carolina; Bennington Place in Roanoke, Virginia; Sand Lake Corners in Orlando, Florida; Park Village in Lakeland, Florida; Sutton Plaza in Mt. Olive, New Jersey and Creekwood Crossing in Bradenton, Florida. Additional gains were generated by outparcel sales at The Lakes Mall in Muskegon, Michigan which opened on August 15, 2001.

     Equity in earnings of unconsolidated affiliates increased in 2001 by $3.5 million to $7.2 million compared with $3.7 million in 2000. This increase was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships, all accounted for under the equity method of accounting. The increase was offset by decreases as the result of the end of operations at Parkway Place Mall in Huntsville, Alabama, which is being redeveloped, and by the acquisition of the remaining interest in Madison Square Mall in Huntsville, Alabama. Since the Company now owns 100% of the interest in the Madison Square Mall, this property is now accounted for as a consolidated property rather than under the equity method. The new centers accounted for under the equity method are: Columbia Mall in Columbia, South Carolina; East Towne Mall, West Towne Mall and West Towne Crossing in Madison, Wisconsin and Kentucky Oaks Mall in Paducah, Kentucky.


COMPARISON OF RESULTS OF OPERATIONS FOR 2000 TO THE RESULTS OF OPERATIONS
FOR 1999

     Total revenues in 2000 increased by $38.9 million, or 12.2%, to $356.5 million compared with $317.6 million in 1999. Of this increase, minimum rents increased by $22.4 million, or 11.1%, to $225.5 million compared with $203.0 million in 1999; percentage rents increased by $1.4 million, or 19.1%, to $8.8 million compared with $7.4 million in 1999; other rents increased by $0.8 million, or 14.8%, to $6.2 million compared with $5.4 million in 1999; and tenant reimbursements increased by $17.0 million, or 18.9%, to $106.8 million compared with $89.8 million in 1999.

     Approximately $22.3 million of the increase in revenues resulted from the ten new centers opened or acquired during 1999 and 2000. The centers opened or acquired in 1999 and contributing to 2000 increases are Arbor Place Mall in Atlanta (Douglasville), Georgia; The Landing at Arbor Place in Atlanta (Douglasville), Georgia; York Galleria in York, Pennsylvania; Sand Lake Corners in Orlando, Florida; and Fiddler's Run in Morganton, North Carolina, which was sold in 2000. The five new centers opened or acquired in 2000 are Marketplace at Flower Mound in Dallas (Flower Mound), Texas; Coastal Way in Spring Hill,
Florida; Chesterfield Crossing in Richmond, Virginia; Gunbarrel Pointe in Chattanooga, Tennessee; and Sutton Plaza Expansion in Mt Olive, New Jersey.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

Improved occupancies and operations and increased rents in the Company's operating portfolio generated approximately $21.8 million of the increased revenues, with the largest increases derived from Rivergate Mall in Nashville, Tennessee, and Meridian Mall in Lansing, Michigan. These increases were offset by a decrease in revenues of $2.2 million from 13 community centers sold in 2000 and a decrease of $3.1 million in management and development fees relating to a one-time fee earned in the Company's co-development program in 1999.

     Management, development and leasing fees decreased in 2000 by $3.6 million, or 46.7%, to $4.2 million compared with $7.8 million in 1999. Most of the decrease was due to a one-time fee of $3.1 million earned in the co-development program in 1999. The balance of the decrease was due to the reduction in continuing co-development fees. Interest and other income increased in 2000 by $0.9 million, or 21.4%, to $5.1 million compared with $4.2 million in 1999. This increase resulted primarily from other income at the two malls acquired and opened over the past twenty-four months and interest income on the proceeds from community center sales held in escrow during the year.

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 2000 by $10.7 million, or 11.1%, to $106.9 million compared with $96.2 million in 1999. This increase is primarily the result of the ten new centers opened or acquired over the past twenty-four months. The Company's cost recovery ratio, which includes redistribution of utilities, increased to 99.9% in 2000 compared with 93.3% in 1999 due to increases in occupancy which occurred at the end of 1999 and continued through calendar year 2000.

     Depreciation and amortization increased in 2000 by $7.1 million, or 13.2%, to $60.6 million compared with $53.5 million in 1999. This increase resulted primarily from depreciation and amortization on the ten new centers opened or acquired over the past twenty-four months and the Company's capital investment in operating properties.

     Interest expense increased in 2000 by $12.1 million, or 14.7%, to $94.6 million compared with $82.5 million in 1999. This increase is primarily due to increased interest expense on the ten new centers opened or acquired over the past twenty-four months offset by reductions in interest expense on debt retired with the proceeds from the sales of properties.

     General and administrative expenses increased in 2000 by $1.6 million, or 9.6%, to $17.8 million compared with $16.2 million in 1999. A portion of this increase was due to increases in general overhead in preparation to assume management of The Richard E. Jacobs Group's interests in 21 malls and two associated centers that were subsequently acquired in January 2001.

     Gain on sales of real estate assets was $16.0 million in 2000 compared with $8.4 million in 1999. The majority of the gain in 2000 is from the $10.5 million gain on 13 community centers sold in 2000. The centers sold were: Centerview Plaza in China Grove, North Carolina; Clark's Pond in South Portland, Maine; Dorchester Crossing in Charleston, South Carolina; Fiddler's Run in Morganton, North Carolina; Genesis Square in Crossville, Tennessee; Hollins Plantation in Roanoke, Virginia; Karns Korner in Knoxville, Tennessee; Lakeshore Station in Gainsville, Georgia; Sparta Crossing in Sparta, Tennessee; Sterling Creek Commons in Portsmouth, Virginia; Tyler Square in Radford, Virginia; University Crossing in Pueblo, Colorado; and Wildwood Plaza in Salem, Virginia. Additional gains were generated by outparcel and pad sales at two centers under development in 2000, Creekwood Crossing in Bradenton, Florida, and The Lakes Mall in Muskegon, Michigan, as well as outparcel sales at Sand Lake Corners in Orlando, Florida, which opened in 1999.


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

     As of December 31, 2001, the Company had $47.6 million available in unfunded construction loans to be used for completion of construction projects and replenishment of working capital previously used for construction. Additionally, as of December 31, 2001, the Company had obtained revolving credit lines and term loans totaling $389.4 million, of which $171.8 million was

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

available. Also, as a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a shelf registration statement authorizing shares of the Company's common stock, preferred stock, and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million, with $278 million available as of December 31, 2001. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's capital structure at December 31, 2001, includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock, and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 17.7% ownership interest in the Operating Partnership held by certain of the Company's executive and senior officers which may be exchanged for approximately
8.9 million shares of common stock. Additionally, these executive and senior officers and the Company's directors own approximately 2.0 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership on December 31, 2001 of approximately 21.8%. Ownership interests issued to fund acquisitions in January 2001 may be exchanged after January 2004 for approximately 12.6 million shares of common stock which represent a 25.3% interest in the Operating Partnership. Ownership interests issued to fund acquisitions in other years and interests of former executives may be exchanged for approximately 2.9 million shares of common stock which represent a 5.9% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 50.1 million shares of common stock outstanding with a market value of approximately $1.579 billion at December 31, 2001 (based on the closing price of the Company's common stock of $31.50 per share on December 31, 2001). The Company's total market equity is $1.652 billion at December 31, 2001, including 2.9 million shares of preferred stock (based on the closing price of its preferred stock of $25.20 per share on December 31, 2001). The Company's current executive and senior officers' ownership interests had a market value of approximately $343.8 million at December 31, 2001.

     Mortgage debt consists of debt on certain consolidated properties as well as debt on eight properties in which the Company owns non-controlling interests, accounted for under the equity method of accounting. At December 31, 2001, the Company's share of funded mortgage debt on its consolidated properties (adjusted for minority investors' interests in eight properties) was $1.439 billion and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) was $70.0 million for total fixed-rate debt obligations of $1.509 billion with a weighted-average interest rate of 7.5%. Consolidated and unconsolidated variable-rate debt accounted for $883.9 million with a weighted-average interest rate of 4.2%. Total debt obligations amounted to $2.393 billion. Variable-rate debt accounted for approximately 36.9% of the Company's total debt and 21.9% of its total capitalization. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $220.0 million of variable-rate debt at a weighted-average interest rate of 6.4%. Of the Company's remaining variable-rate debt of $663.9 million, $67.0 million of debt is subject to variable rates on construction properties and $596.6 million of debt is subject to variable rates on operating properties. There were no fees charged to the Company related to these swap agreements. The Company's interest rate swap agreements in place at December 31, 2001, are as follows:

         Swap Amount
        (in millions)             Fixed LIBOR Component           Effective Date              Expiration Date
------------------------------ ---------------------------- --------------------------- ----------------------------
             10                          5.737%                     01/03/2001                  06/01/2002
              5                          5.737%                     01/03/2001                  06/01/2002
              5                          5.737%                     01/03/2001                  06/01/2002
             10                          5.737%                     01/03/2001                  06/01/2002
             20                          5.737%                     01/03/2001                  06/01/2002
             20                          4.670%                     03/15/2001                  09/26/2002
             20                          4.670%                     03/15/2001                  09/26/2002
             20                          4.670%                     03/15/2001                  09/26/2002
             10                          4.670%                     03/15/2001                  09/26/2002
             10                          4.670%                     03/15/2001                  09/26/2002
              5                          4.670%                     03/15/2001                  09/26/2002
              5                          4.670%                     03/15/2001                  09/26/2002
             80                          5.830%                     12/22/2000                  08/30/2003

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

     At January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. At January 1, 2001 the Company determined that with the exception of two swap agreements that expired during the first quarter of 2001 the Company's derivative instruments were effective and qualified for hedge accounting. The Company also determined that new swap agreements obtained in 2001 were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during each quarter in the year ended December 31, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. The effective swap agreements were recorded on the consolidated balance sheet at their fair values of $6.8 million in accrued liabilities and in accumulated other comprehensive loss. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with the timing of when hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $5.2 million of the current balance held in accumulated other comprehensive loss.

     The outstanding balance of $216.3 million on the Company's credit facilities had a weighted-average interest rate of 3.2% (before applied swap agreements) at December 31, 2001. Each of the credit facilities includes covenants that require the Company to maintain minimum net worth levels, maintain interest and debt coverage ratios, maintain total obligations to capitalized value ratios, and maintain limitations on variable-rate debt. The credit facilities also require that the Company's senior management continue to consist of certain individuals and to maintain certain levels of minority ownership in the Operating Partnership. The First Tennessee Bank credit facility provides that if the Company completes an offering of its securities, not less than 75% of the net proceeds of any such offering will be applied for the benefit of the Operating Partnership.

     The following table sets forth the Company's credit facilities at December 31, 2001 (in millions):

Credit Facility               Amount  Current        Balance             Maturity
---------------------------------------------------------------------------------
SunTrust                           $10.0               $10.0            April 2003
SouthTrust                          20.0                12.0            March 2004
First Tennessee                     80.0                31.7            June 2003
Wells Fargo (secured)              130.0               107.5            September 2003
Wells Fargo (unsecured)            149.4                55.1            January 2003

     During 2001 the Company closed fixed rate permanent and variable rate loans totaling $544.7 million at a weighted-average interest rate of 4.8% as of December 31, 2001. The details of the fixed rate permanent loans are: Fayette Mall in Lexington, Kentucky with a $98 million loan at 7.0%, Brookfield Mall in Milwaukee (Brookfield), Wisconsin with a loan addition of $30 million at 6.87% and Asheville Mall in Asheville, North Carolina with a loan of $71.2 million at 6.98%. The details of the variable rate loans are: Midland Mall in Midland Michigan, Parkdale Mall in Beaumont, Texas, Fashion Square Mall in Saginaw, Michigan, Jefferson Mall in Louisville, Kentucky, Columbia Mall in Columbia, South Carolina and Northwoods Mall in North Charleston, South Carolina all of which were refinanced with separate variable rate loans totaling $314.1 million for terms of up to three years. The Regency Mall in Racine, Wisconsin loan of $28.6 million was refinanced with proceeds from the Company's credit facilities The proceeds of these loans were used to prepay and retire fixed rate loans of $362.7 million, repay variable-rate indebtedness on loans and credit facilities of $165.5, fund prepayment penalties of $13.0 million and to fund fees and accrued interest of $4.0 million.

     On January 31, 2001, the Company assumed, as part of the acquisition of The Richard E. Jacobs Group's interests in 21 malls and two associated centers; total debt obligations of $745.5 million, including permanent debt of $661.5 million (adjusted for a minority interest in one property); variable-rate debt of $12.5 million; and its pro rata share of mortgage debt on unconsolidated properties (accounted for under the equity method) of $71.5 million. In addition, the Company closed a $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The balance on this credit facility at December 31, 2001 was $55.1 with $94.3 million available for capital improvements.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 59.2% at December 31, 2001, compared with 59.4% at December 31, 2000.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

DEVELOPMENT, EXPANSIONS AND ACQUISITIONS

     On January 31, 2001, the Company acquired from The Richard E. Jacobs Group interests in 21 malls and two associated centers. The total gross leasable area of the 23 properties is 19.2 million square feet, or an average gross leasable area of 914,000 square feet per mall. The malls are located in middle markets predominantly in the Southeast and the Midwest. The properties acquired are as follows at December 31, 2001:

                                                                     Second     Gross
                                                                    Stage(3)  Leaseable
Center                     Location              Ownership          Interest    Area        Anchor stores
--------------------------------------------------------------------------------------------------------------------------
Brookfield Square          Brookfield, WI             100%               -%    1,041,000    Boston Store, Sears,
                                                                                            JCPenney
Cary Towne Center          Cary, NC                   100%               -%      953,000    Dillard's, Hecht's,
                                                                                            Belk, Sears, JC Penney
Cherryvale Mall            Rockford, IL               100%               -%      714,000    Bergner's, Marshall
                                                                                            Fields, Sears
Citadel Mall               Charleston, SC             100%               -%    1,074,000    Parisian, Dillard's,
                                                                                            Belk, Target(2), Sears
Columbia Mall              Columbia, SC                48%              31%    1,113,000    Dillard's, JCPenney,
                                                                                            Rich's, Sears
Eastgate Mall (1)          Cincinnati, OH             100%               -%    1,099,000    JCPenney, Kohl's,
                                                                                            Dillard's, Sears
East Towne Mall            Madison, WI                 48%              17%      887,000    Boston Store, Younkers,
                                                                                            Sears, JCPenney
Fashion Square             Saginaw, MI                100%               -%      786,000    Marshall Fields, JCPenney,
                                                                                            Sears
Fayette Mall               Lexington, KY              100%               -%    1,108,000    Lazarus, Dillard's,
                                                                                            JCPenney, Sears
Hanes Mall                 Winston-Salem, NC          100%               -%    1,556,000    Dillard's, Belk, Hecht's,
                                                                                            Sears, JCPenney
Jefferson Mall             Louisville, KY             100%               -%      936,000    Lazarus, Dillard's,
                                                                                            Sears, JCPenney
Kentucky Oaks Mall         Paducah, KY                 48%               2%      888,000    Dillard's, Elder-
                                                                                            Beerman, JCPenney,
Midland Mall               Midland, MI                100%               -%      514,000    Elder-Beerman,
                                                                                            JCPenney, Sears, Target
Northwoods Mall            Charleston, SC             100%               -%      833,000    Dillard's, Belk,
                                                                                            JCPenney, Sears
Old Hickory Mall           Jackson, TN                100%               -%      555,000    Belk, Goldsmith's,
                                                                                            Sears, JCPenney
Parkdale Mall              Beaumont, TX               100%               -%    1,411,000    Dillard's I, Dillard's II,
                                                                                            JCPenney, Foleys(2), Sears
Randolph Mall              Asheboro, NC               100%               -%      376,000    Belk, JCPenney,
                                                                                            Dillard's(2), Sears
Regency Mall               Racine, WI                 100%               -%      887,000    Boston Store, Yonkers,
                                                                                            JCPenney, Sears
Towne Mall                 Franklin, OH               100%               -%      465,000    Elder-Beerman,
                                                                                            Dillard's, Sears
Wausau Center              Wausau, WI                 100%               -%      429,000    Younkers, JCPenney,
                                                                                            Sears
West Towne Mall (1)        Madison, WI                 48%              17%    1,462,000    Boston Store, Sears,
                                                                                 JCPenney, Yonkers

(1)      Includes associated center.
(2)      Opening in 2002.
(3)      Second stage interest to be acuired in 2002.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

     The company also acquired and opened in 2001 the following properties:

                                                                     Gross
                                                                   Leaseable
Center                      Location                    Ownership    Area         Anchor stores
----------------------------------------------------------------------------------------------------------------
ACQUISITIONS:
Willowbrook Plaza           Houston, Texas                   100%     119,000     AMC Theater, Home Depot Expo

ACQUIRED INTERESTS:
Madison Square Mall         Huntsville, Alabama              100%     934,000     Acquired remaining 50% interest

Madison Plaza               Huntsville, Alabama              100%     153,000     Acquired remaining 25% interest

OPENINGS:
Creekwood Crossing          Bradenton, Florida               100%     404,000     Kmart, Bealls, Lowes

Parkway Place               Huntsville, Alabama               50%     177,000     Parisian, Piccadilly

Meridian Mall Expansion     Lansing(Okemos), Michigan        100%      85,000     Jacobson's

The Lakes Mall              Muskegon, Michigan                90%     553,000     Yonkers, Sears, JCPenney

Springdale Mall Expansion   Mobile, Alabama                  100%      45,000     Carmike Cinema

Chesterfield Crossing
Expansion                   Richmond, Virginia               100%      10,000     Shops

Coastal Way Expansion       Spring Hill, Florida             100%      26,000     Office Depot

CBL Center                  Chattanooga, Tennessee            92%     128,000     Corporate office

Sutton Plaza                Mt. Olive, New Jersey            100%       5,000     Blockbuster, Subway


     As of December 31, 2001 the Company had in excess of 700,000 square feet under construction consisting of:

Project Name                                Location                            Total GLA        Opening Date
-------------------------------------------------------------------------------------------------------------
Meridian Mall Expansion               Lansing (Okemos), Michigan                 93,000          November 2002
Parkway Place                         Huntsville, Alabama                       631,000          October 2002

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

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves, or revolving lines of credit. Funds invested for tenant finish costs are expected to earn a return on that investment. For the year ended December 31, 2001, revenue generating capital expenditures, or tenant allowances for improvements, were $23.5 million. These capital expenditures generate a return through increased rents from these tenants over the term of their leases. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $26.6 million, the majority of which was for the renovation of Burnsville Center in Minneapolis (Burnsville), Minnesota and Meridian Mall in Lansing (Okemos), Michigan in the existing portfolio and Fashion Square Mall in Saginaw, Michigan and Cary Towne Center in Cary, North Carolina in the newly acquired portfolio. Certain items of revenue enhancing capital expenditures such as flooring and parking lot resurfacing are billed to tenants and a portion is recovered from tenants. Revenue neutral capital expenditures, such as parking lot and roof repairs, are billed to tenants and a portion is recovered from tenants. During 2001 Revenue neutral expenditures were $14.0 million. The billing and recovery of revenue neutral and certain revenue enhancing expenditures occurs generally over a 10 to 20 year period.


Environmental Matters

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

Cash Flows

     Cash flows provided by operating activities for 2001 increased by $51.3 million, or 43.6%, to $169.1 million from $117.8 million in 2000. This increase was primarily due to increases in cash provided by the operations of thirty-one new centers opened or acquired in the last twenty-four months offset by decreases in cash flow from the sales of nineteen properties. Cash flows used in investing activities for 2001 increased by $80.0 million, or 63.0%, to $207.1 million compared with $127.1 million in 2000. This increase was primarily due to the acquisition of 21 malls and two associated centers and capital investment in properties in 2001 compared with the smaller number of acquisitions and capital investment in 2000. Cash flows provided by financing activities for 2001 increased by $35.6 million, or 482.8%, to $43.0 million from $7.4 million in 2000. This increase is primarily due to increases in the acquisition program.

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

CRITICAL ACCOUNTING POLICIES

     In December 2001, the Securities and Exchange Commission requested that all registrants list their most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of a company's financial condition and results and requires significant judgement or complex estimation processes. Management believes that the Company's accounting policies that are the most significant and that require the most judgement are within its accounting for the development of real estate projects. Management believes that the following accounting policies within this process fit the definition described above. The Company capitalizes predevelopment costs paid to third parties incurred on a project. All previously

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, the Company capitalizes all direct costs incurred to construct the project, including interest and real estate taxes. In addition, certain general and administrative expenses are allocated to the projects and capitalized based on the personnel assigned to development and the investment in the project relative to all development projects. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the asset, whichever is shorter.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001,  the FASB issued SFAS No. 141,  "Business  Combinations"  and
SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible assets is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of separately identifiable intangible assets meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company believes the impact of the new goodwill impairment standards will not have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of"" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be determine when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002 and is currently evaluating its impact.

Funds from Operations

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated properties and excludes minority interests' share of FFO in consolidated properties. The Company computes FFO in accordance with the National Association of Real Estate Investment Trusts' ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company excludes gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains on outparcel sales would have added $2.2 million to FFO in 2001 compared with $5.4 million in 2000.

     The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by the capital structure of the Operating Partnership and the Company. Accordingly, management expects that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners (including the Company). Management also believes that FFO is a widely used measure of the operating performance of REITs and provides a relevant basis for comparison among companies. FFO does not represent cash flow from operations as defined by accounting principles generally accepted in the United States ("GAAP"), is not necessarily indicative of cash from operations available to fund all cash flow needs, and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance, for evaluating the impact of capital investments in the Company's properties or to cash flows as a measure of liquidity.

     Effective January 1, 2000, NAREIT clarified FFO to include all operating results - recurring and non-recurring - except those results defined as "extraordinary items" under accounting principles generally accepted in the United States. The Company implemented this clarification in the first quarter of 2000 and no longer adds back to FFO the write-off of development costs charged to net income. This amount was $2,032,000 for the year ended December 31, 2001 and $127,000 for the year ended December 31, 2000. The cost of interest rate caps and finance costs on the Company's lines of credit are amortized and included in interest expense and, therefore, reduces FFO.

                CBL & Associates Properties, Inc - 2001 Form 10K

                Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

     In 2001, FFO increased by $62.0 million, or 46.9%, to $194.0 million compared with $132.0 million in 2000. The increase in FFO was primarily attributable to the income from operations from twenty-three Newly Acquired Properties and the opening and acquisitions of eight properties in the last twenty-four months and higher rents in the Company's stabilized portfolio offset by decreases in FFO from the sales of properties.

The Company's calculation of FFO is as follows (in thousands):

                                                        Three Months                           Year Ended
                                                     Ended December 31,                       December 31,
                                                   ----------------------------      -----------------------------
                                                        2001              2000             2001             2000
                                                   -----------      -----------      -----------       -----------
 Income from operations                                 31,767           20,622          108,003            76,461
 ADD:
 Depreciation and amortization from
 consolidated properties                                22,974           15,644           87,624            60,646

 Income from operations of
 unconsolidated affiliates                               2,412            1,099            7,155             3,684

 Depreciation and amortization from
 unconsolidated affiliates                                 985              288            3,765             1,511

 SUBTRACT:
 Minority investors' share of income
 from operations                                          (343)            (516)          (1,698)           (1,538)

 Minority investors' share of
 depreciation and amortization                            (275)            (245)          (1,096)             (981)

 Depreciation and amortization of non-real
 estate assets and finance costs                          (929)            (301)          (3,284)           (1,281)

 Preferred dividends                                    (1,617)          (1,617)          (6,468)           (6,468)
                                                   -----------      -----------      -----------       -----------
 TOTAL FUNDS FROM OPERATIONS                       $    54,974       $   34,974       $  194,001        $  132,034
                                                   ===========      ===========      ===========       ===========

                CBL & Associates Properties, Inc - 2001 Form 10K


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has managed the market risk for its variable rate debt with derivative financial instruments. The derivative instruments are described in the Liquidity and Capital Resources section in Item 7 above and in Note 9 to the Financial Statements.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference from the Company's most recent definitive proxy statement filed on with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on May 7, 2002.


ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference from the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 7, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference from the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 7, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference from the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 7, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)      Financial Statements                                      Page Number

         Report of Independent Public Accountants                       59

         CBL & Associates Properties, Inc. Consolidated Balance         60
         Sheets as of December 31, 2001 and 2000

                CBL & Associates Properties, Inc - 2001 Form 10K

         CBL & Associates Properties, Inc. Consolidated                 61
         Statements of Operations for the Years Ended
         December 31, 2001, 2000 and 1999

         CBL & Associates Properties, Inc. Consolidated                 62
         Statements of Cash Flows for the Years Ended
         December 31, 2001, 2000 and 1999

         CBL & Associates Properties, Inc. Consolidated                 63
         Statements of Shareholders' Equity for the Years
         Ended December 31, 2001, 2000 and 1999

         Notes to Financial Statements                                  64


(2)      Financial Statement Schedules

         Schedule II Allowance For Credit Losses                        78
         Schedule III Real Estate and Accumulated Depreciation          79
         Schedule IV Mortgage Loans on Real Estate                      87

     Financial Statement Schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in the Company's Consolidated Financial Statements in item 14 or are reported elsewhere.


(3)               Exhibits

Exhibit
Number                     Description

3.1        --  Amended and Restated Certificate of Incorporation of the
               Company, dated November 2, 1993(a)

3.2        --  Amended and Restated Bylaws of the Company, dated
               October 27, 1993(a)

3.3        --  Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated May 2, 1996, see page 94

3.4        --  Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated January 31, 2001, see page 106

4.1        --  See Amended and Restated Certificate of Incorporation of the
               Company, relating to the Common Stock(a)

4.2        --  Certificate of Designations, dated June 25, 1998, relating to the 9% Series A Cumulative Redeemable Preferred Stock, see page 110

4.3        --  Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock, see page 117

4.4        --  Terms of Series J Special Common Units of the Operating
               Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership, see page 123

10.1.1     --  Second Amended and Restated Agreement of the Operating
               Partnership dated June 30, 1998(p)

10.1.2     --  First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated January 31, 2001, see page 134

10.2.1     --  Rights Agreement by and between the Company and BankBoston,
               N.A., dated as of April 30, 1999(q)

                CBL & Associates Properties, Inc - 2001 Form 10K


10.2.2     --  Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank(successor to BankBoston), dated
               January 31, 2001, see page 158

10.3       --  Property Management Agreement between the Operating Partnership and the Management Company(a)

10.4       --  Property Management Agreement relating to Retained Properties(a)

10.5.1     --  CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.5.2     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Charles B. Lebovitz+
10.5.3     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               James L. Wolford+

10.5.4     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               John N. Foy+

10.5.5     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Jay Wiston+

10.5.6     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Ben S. Landress+

10.5.7     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Stephen D. Lebovitz+

10.5.8     --  Stock Restriction Agreement, dated December 28, 1994, for
               Charles B. Lebovitz+

10.5.9     --  Stock Restriction Agreement, dated December 2, 1994, for
               John N. Foy+

10.5.10    --  Stock Restriction Agreement, dated December 2, 1994, for
               Jay Wiston+

10.5.11    --  Stock Restriction Agreement, dated December 2, 1994, for
               Ben S. Landress+

10.5.12    --  Stock Restriction Agreement, dated December 2, 1994, for
               Stephen D. Lebovitz+

10.6.1     --  Purchase Agreement relating to Frontier Mall(b)

10.6.2     --  Purchase Agreement relating to Georgia Square (JMB)(b)

10.6.3     --  Purchase Agreement Relating to Georgia Square (JCPenney)(b)

10.6.4     --  Purchase Agreement relating to Post Oak Mall(b)

10.7       --  Indemnification Agreements between the Company and the
               Management Company and their officers and directors(a)

10.8.1     --  Employment Agreement for Charles B. Lebovitz(a)+

10.8.2     --  Employment Agreement for James L. Wolford(a)+

10.8.3     --  Employment Agreement for John N. Foy(a)+

10.8.4     --  Employment Agreement for Jay Wiston(a)+

10.8.5     --  Employment Agreement for Ben S. Landress(a)+

10.8.6     --  Employment Agreement for Stephen D. Lebovitz(a)+

10.9       --  Subscription Agreement relating to purchase of the Common
               Stock and Preferred Stock of the Management Company(a)

                CBL & Associates Properties, Inc - 2001 Form 10K

10.10.1    --  Option Agreement relating to certain Retained Properties(a)

10.10.2    --  Option Agreement relating to Outparcels(a)

10.11.1    --  Property Partnership Agreement relating to Hamilton Place(a)

10.11.2    --  Property Partnership Agreement relating to CoolSprings
                Galleria(a)

10.12.1    --  Acquisition Option Agreement relating to Hamilton Place(a)

10.12.2    --  Acquisition Option Agreement relating to the Hamilton Place
                Centers(a)

10.12.3    --  Acquisition Option Agreement relating to the Office Building(a)

10.13.1    --  Revolving Credit Agreement between the Operating Partnership and First Tennessee Bank, National Association, dated as of March 2, 1994(c)

10.13.2    --  Revolving Credit Agreement, between the Operating Partnership and
               Wells Fargo Advisors Funding, Inc., NationsBank of Georgia, N.A. and First Bank National Association, dated July 28, 1994, (d)

10.13.3    --  Revolving Credit Agreement, between the Operating Partnership and American National Bank and Trust Company of Chattanooga, dated October 14, 1994, (e)

10.13.4    --  Revolving Credit Agreement, between the Operating Partnership and First Tennessee Bank National Association, dated
               November 2, 1994 (e)

10.14      --  Promissory Note Agreement between the Operating Partnership and Union Bank of Switzerland, dated May 5, 1995(f)

10.15      --  Amended and Restated Loan Agreement between the Operating
               Partnership and First Tennessee Bank National Association, dated July 12, 1995(g)

10.16      --  Second Amendment to Credit Agreement between the Operating
               Partnership and Wells Fargo Realty Advisors Funding, Inc. dated July 5, 1995(g)

10.17      --  Consolidation, Amendment, Renewal, and Restatement of Notes
               between the Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(h)

10.18.1    --  Promissory Note Agreement between High Point Development
               Limited Partnership and The Northwestern Mutual Life Insurance Company, dated January 26, 1996(i)

10.18.2    --  Promissory Note Agreement between Turtle Creek Limited
               Partnership and Connecticut General Life Insurance Company, dated February 14, 1996(i)

10.19      --  Amended and Restated Credit Agreement between the Operating
               Partnership and Wells Fargo Bank N.A. etal, dated
               September 26, 1996(j)

10.20      --  Promissory Note Agreement between the Operating Partnership and Compass Bank dated, September 17, 1996. (j)

10.21.1    --  Promissory Note Agreement between St Clair Square Limited
               Partnership and Wells Fargo National Bank, dated
               December 11, 1996(k)

10.21.2    --  Promissory Note Agreement between Lebcon Associates and
               Principal Mutual Life Insurance Company dated,
               March 18, 1997(k)

                CBL & Associates Properties, Inc - 2001 Form 10K

10.21.3    --  Promissory Note Agreement between Westgate Mall Limited
               Partnership and Principal Mutual Life Insurance Company dated, February 16, 1997(k)

10.22.1    --  Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal, dated February 24, 1997(k)

10.22.2    --  Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal, dated July 29, 1997(l)

10.22.3    --  Second Amended and Restated Credit Agreement between the
               Operating Partnership and Wells Fargo Bank N.A. etal, dated June 5, 1997, effective April 1,1997(l)

10.22.4    --  First Amendment to Second Amended and Restated Credit Agreement
               between the Operating Partnership and Wells Fargo Bank N.A. etal, dated November 11, 1997(l)

10.23.1    --  Loan Agreement between Asheville LLC and Wells Fargo Bank
               N.A., dated February 17, 1998(l)

10.23.2    --  Loan Agreement between Burnsville Minnesota LLC and U.S.
               Bank National Association dated January 30, 1998(l)

10.24      --  Loan agreement with South Trust Bank, dated January 15 , 1998(m)

10.25      --  Loan agreement between Rivergate Mall Limited Partnership, The
               Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc., Dated
               July 1, 1998(n)

10.26.1    --  Amended and restated Loan Agreement between the Company and
               First Tennessee Bank National Association, Dated June 12, 1998(o)

10.26.2    --  First Amendment To Third Amended And Restated Credit Agreement
               and Third Amended And Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, dated August 4, 1998(o)

10.27      --  Promissory Note with Teachers Insurance and Annuity Association of American and St. Clair Square Limited Partnership Bank, dated March 11, 1999(p)

10.28      --  Promissory Note with Wells Fargo Bank National Associates and
               Parham Road Limited Partnership (York Galleria), dated
               July 1, 1999(r)

10.29      --  Agreement of Purchase and Sale By and Between YGL Partners and
               the Operating Partnership assigned to Parham Road Limited Partnership (York Galleria), dated February 2, 1999(r)

10.30.1    --  Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities(s)

10.30.2    --  Amendment to Master Contribution Agreement, dated as of
               September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities(t)

10.31      --  Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001(t)

10.32.1    --  Registration Rights Agreement by and between the Company and the Holders of SCU's listed on Schedule 1 thereto, dated as of January 31, 2001(t)

                CBL & Associates Properties, Inc - 2001 Form 10K

10.32.2    --  Registration  Rights  Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001(t)

10.32.3    --  Registration  Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001(t)

10.33      --  Loan Agreement by and between the Operating Partnership, Wells
               Fargo Bank, National Association, Fleet National Bank, U.S.
               Bank National Association, Commerzbank AG, New York And Grand Cayman Branches, and Keybank National Association, together with certain other lenders parties thereto pursuant to Section 8.6 thereof, dated as of January 31, 2001(t)

21         --  Subsidiaries of the Company, see page 161

23         --  Consent of Arthur Andersen LLP, see page 166

24         --  Power of Attorney, see page 167


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

(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(k) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(l) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(m) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                CBL & Associates Properties, Inc - 2001 Form 10K

(q) Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 1999.

(r) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(s) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 27, 2000.

(t) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.


+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.


(b)   Reports on Form 8-K

The outline from the Company's October 31, 2001 conference call with analysts regarding earnings (item 5) was filed on October 31, 2001.

The outline from the Company's February 7, 2002 conference call with analysts regarding earnings (Item 5) was filed on February 7, 2002.

                CBL & Associates Properties, Inc - 2001 Form 10K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CBL & ASSOCIATES PROPERTIES, INC.
                                (Registrant)

                       By:       /s/ Charles B. Lebovitz
                           ------------------------------------------
                              Charles B. Lebovitz
                              Chairman of the Board,
                              and Chief Executive Officer
Dated: March 8, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                           Date

 /s/ Charles B. Lebovitz       Chairman of the Board           March 8, 2002
------------------------       and Chief
     Charles B. Lebovitz       Executive Officer
                               (Principal Executive Officer)


 /s/ John N. Foy               Vice Chairman of the Board,     March 8, 2002
------------------------       Chief Financial Officer and
     John N. Foy               Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)



 /s/ Stephen D. Lebovitz       Director, President             March 8, 2002
------------------------       and Secretary
     Stephen D. Lebovitz

 /s/ Claude M.Ballard          Director                        March 8, 2002
------------------------
     Claude M. Ballard

 /s/ Leo Fields                Director                        March 8, 2002
------------------------
     Leo Fields

 /s/ William J.Poorvu          Director                        March 8, 2002
------------------------
     William J. Poorvu

 /s/ Winston W. Walker         Director                        March 8, 2002
------------------------
     Winston W. Walker

 /s/ Gary L. Bryenton          Director                        March 8, 2002
------------------------
     Gary L. Bryenton

 /s/ Martin J. Cleary          Director                        March 8, 2002
------------------------
     Martin J. Cleary

*By: /s/ Charles B. Lebovitz
    ------------------------
         Charles B. Lebovitz   Attorney-in-Fact                March 8, 2002

                CBL & Associates Properties, Inc - 2001 Form 10K

                     INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants                                 59

CBL & Associates Properties, Inc. Consolidated Balance Sheets as of      60
         December 31, 2001 and 2000

CBL & Associates Properties, Inc. Consolidated Statements of             61
        Operations for the  Years Ended December 31, 2001, 2000
        and 1999

CBL & Associates Properties, Inc. Consolidated Statements of             62
        Cash Flows for the Years Ended December 31, 2001, 2000

CBL & Associates Properties, Inc. Consolidated Statements of             63
        Shareholders' Equity for the Years Ended December 31,
        2001, 2000 and 1999

Notes to Financial Statements                                            64



   Schedule II Allowance For Credit Losses                               78
   Schedule III Real Estate and Accumulated Depreciation                 79
   Schedule IV  Mortgage Loans on Real Estate                            87

                CBL & Associates Properties, Inc - 2001 Form 10K

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CBL & Associates Properties, Inc.:

     We have audited the accompanying consolidated balance sheets of CBL & ASSOCIATES PROPERTIES, INC. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
February 6, 2002

                CBL & Associates Properties, Inc - 2001 Form 10K

                                    CBL & Associates Properties, Inc.
                                       Consolidated Balance Sheets
                                    (In thousands, except share data)

                                                                         Year Ended December 31,
                                                                    -------------------------------
                                                                          2001              2000
                                                                    -------------     -------------
ASSETS
REAL ESTATE ASSETS:
  Land                                                                $   520,334       $   290,366
  Buildings and improvements                                            2,961,185         1,919,619
                                                                    -------------     -------------
                                                                        3,481,519         2,209,985
     Less: Accumulated depreciation                                      (346,940)         (271,046)
                                                                    -------------     -------------
                                                                        3,134,579         1,938,939
  Developments in progress                                                 67,043           101,675
                                                                    -------------     -------------
     Net investment in real estate                                      3,201,622         2,040,614
CASH AND CASH EQUIVALENTS                                                  10,137             5,184
RECEIVABLES:
  Tenant, net of allowance for doubtful accounts of $2,865                 38,353            29,641
      In 2001 and $1,854 in 2000
  Other                                                                     2,833             3,472
MORTGAGE NOTES RECEIVABLE                                                  10,634             8,756
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                    77,673                 -
OTHER ASSETS                                                               31,599            27,898
                                                                    -------------     -------------
                                                                     $  3,372,851      $  2,115,565
                                                                    =============     =============
LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE AND OTHER NOTES PAYABLE                                     $  2,315,955      $  1,424,337
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                  103,707            78,228
                                                                    -------------     -------------
     Total liabilities                                                  2,419,662         1,502,565
COMMITMENTS AND CONTINGENCIES (Notes 3, 5 and 14)
DISTRIBUTIONS AND LOSSES IN EXCESS OF INVESTMENT                               -             3,510
     IN UNCONSOLIDATED AFFILIATES
                                                                    -------------     -------------
MINORITY INTERESTS                                                        431,101           174,665
                                                                    -------------     -------------
SHAREHOLDERS' EQUITY:
 Preferred Stock, $.01 per value, 5,000,000 shares authorized,                 29                29
    2,875,000 shares issued and outstanding in 2001 and 2000

 Common Stock, $.01 par value, 95,000,000 shares authorized,                  256               251
    25,616,917 and 25,067,287 shares issued and outstanding in
    2001 and 2000, respectively

 Additional paid-in capital                                              556,383           462,480
 Other comprehensive loss                                                 (6,784)                 -
 Accumulated deficit                                                     (27,796)          (27,935)
                                                                    -------------     -------------
     Total shareholders' equity                                          522,088           434,825
                                                                    -------------     -------------
                                                                    $  3,372,851      $  2,115,565
                                                                    =============     =============

 The accompanying notes are an integral part of these balance sheets

                CBL & Associates Properties, Inc - 2001 Form 10K

                                       CBL & Associates Properties, Inc.
                                     Consolidated Statements of Operations
                                     (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                                    -------------------------------------------
                                                                       2001             2000            1999
                                                                    ----------        ---------        --------
REVENUES
  Rentals:
     Minimum                                                         $ 352,305         $225,460        $203,022
     Percentage                                                          9,670            8,760           7,356
     Other                                                              10,613            6,246           5,442
  Tenant reimbursements                                                161,834          106,764          89,774
  Management, development and leasing fees                               5,147            4,170           7,818
  Interest and other                                                     4,806            5,088           4,191
                                                                    ----------        ---------        --------
     Total revenues                                                    544,375          356,488         317,603
                                                                    ----------        ---------        --------
EXPENSES:
  Property operating                                                    97,173           57,301          50,832
  Depreciation and amortization                                         87,624           60,646          53,551
  Real estate taxes                                                     44,455           30,398          27,580
  Maintenance & repair                                                  31,804           19,192          17,783
  General & administrative                                              18,807           17,766          16,214
  Interest expense                                                     154,477           94,597          82,505
  Other                                                                  2,032              127           1,674
                                                                    ----------        ---------        --------
     Total expenses                                                    436,372          280,027         250,139
                                                                    ----------        ---------        --------
INCOME FROM OPERATIONS                                                 108,003           76,461          67,464
GAIN ON SALES OF REAL ESTATE ASSETS                                     10,649           15,989           8,357
EQUITY IN EARNINGS OF UNCONSOLIDATED                                     7,155            3,684           3,263
  AFFILIATES
MINORITY INTEREST IN EARNINGS:
  Operating Partnership                                               (49,643)         (28,507)         23,264)
  Shopping center properties                                           (1,698)          (1,538)         (1,225)
                                                                    ----------        ---------        --------
INCOME BEFORE EXTRAORDINARY ITEM                                        74,466           66,089          54,595
EXTRAORDINARY LOSS ON EXTINGUISHMENT OF DEBT                          (13,558)            (367)               -
                                                                    ----------        ---------        --------
NET INCOME                                                              60,908           65,722          54,595
PREFERRED DIVIDENDS                                                    (6,468)          (6,468)         (6,468)
                                                                    ----------        ---------        --------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                           $ 54,440         $ 59,254        $ 48,127
                                                                    ==========        =========        ========
BASIC EARNINGS PER SHARE:
  Income before extraordinary item                                     $  2.68          $  2.40         $  1.95
  Extraordinary loss on extinguishment of debt                           (0.53)           (0.01)              -
                                                                    ----------        ---------        --------
  Net income                                                           $  2.15          $  2.38         $  1.95
                                                                    ==========        =========        ========
  Weighted average common shares outstanding                            25,358           24,881          24,647

DILUTED EARNINGS PER SHARE:
  Income before extraordinary item                                     $  2.63          $  2.38         $  1.94
  Extraordinary loss on extinguishment of debt                           (0.52)           (0.01)              -
                                                                    ----------        ---------        --------
  Net income                                                           $  2.11          $  2.37         $  1.94
                                                                    ==========        =========        ========
  Weighted average common shares and potential dilutive
    common shares outstanding                                           25,833           25,021          24,834

The accompanying notes are an integral part of these statements.

                CBL & Associates Properties, Inc - 2001 Form 10K

                                 CBL & Associates Properties, Inc.
                                Consolidated Statements of Cash Flows
                                           (In thousands)

                                                                      Year Ended December 31,
                                                              --------------------------------------
                                                                2001           2000           1999
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income
  Adjustments to reconcile net income to net cash              $60,908        $65,722        $54,595
   provided by operating activities
     Minority interest in earnings                              51,341         30,045         24,489
     Depreciation                                               75,905         47,329         44,245
     Amortization                                               13,539         14,581         10,485
     Extraordinary loss on extinguishment of debt               13,558            367              -
     Gain on sales of real estate assets                      (10,649)       (15,989)        (8,357)
     Equity in earnings of unconsolidated affiliates           (7,155)        (3,684)        (3,263)
     Issuance of stock under incentive plan                      1,926          1,634            914
     Amortization of deferred compensation                           -              -            510
     Write-of of development projects                            2,032            127          1,674
     Distributions from unconsolidated affiliates               13,010          9,256         10,547
     Distributions to minority interests                      (49,805)       (25,327)       (23,645)
     Changes in assets and liabilities:
       Tenant and other receivable                             (8,586)       (10,020)        (3,680)
       Other Assets                                            (5,107)        (2,156)        (1,211)
       Accounts payable and accrued liabilities                 18,208          5,929          6,893
                                                              --------       --------       --------
         Net cash provided by operating activities             169,125        117,814        114,196
                                                              --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets                              (74,890)      (139,884)      (147,894)
 Acquisitions of real estate assets                          (114,703)       (11,089)       (69,027)
 Capitalized interest                                          (5,860)        (6,288)        (6,749)
 Other capital expenditures                                   (63,115)       (24,654)       (29,830)
 Proceeds from sales of real estate assets                      79,572         67,865         50,373
 Additions to mortgage notes receivable                        (1,604)          (825)        (1,690)
 Payments received on mortgage notes receivable                    996          1,454          1,423
 Additional investments in and advances to                    (23,506)        (5,247)        (4,927)
   unconsolidated affiliates
 Additions to other assets                                     (4,012)        (8,405)        (3,820)
                                                              --------       --------       --------
         Net cash used in investing activities               (207,122)      (127,073)      (212,141)
                                                              --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and other notes payable                763,235        256,220        237,716
 Principal payments on mortgage and other notes              (650,584)      (192,636)       (85,167)
   payable
 Additions to deferred financing costs                         (7,904)        (3,568)        (2,075)
 Proceeds from issuance of common stock                          2,832          1,711          1,241
 Purchase of minority interest                                       -          (761)              -
 Proceeds from exercise of stock options                         8,323          3,263          1,470
 Prepayment penalties on extinguishment of debt               (13,038)          (184)              -
 Dividends paid                                               (59,914)       (56,676)        53,993)
                                                              --------       --------       --------
         Net cash provided by financing activities              42,950          7,369         99,192
                                                              --------       --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          4,953        (1,890)          1,247
CASH AND CASH EQUIVALENTS, beginning of period                   5,184          7,074          5,827
                                                              --------       --------       --------
CASH AND CASH EQUIVALENTS, end of period                        10,137         $5,184          7,074
                                                              ========       ========       ========
SUPPLEMENTAL INFORMATION
  Cash paid during the period for interest, net of            $151,397        $94,405        $81,181
    amounts capitalized
                                                              ========       ========       ========
  Debt assumed in acquisition of property interests           $778,967        $     -        $     -
                                                              ========       ========       ========
  Issuance of minority interests in acquisition of            $345,925        $    27        $ 1,928
     property interests
                                                              ========       ========       ========

The accompanying notes are an integral part of these statements.

                CBL & Associates Properties, Inc - 2001 Form 10K

                           CBL & Associates Properties, Inc.
                  Consolidated Statements Of Shareholders' Equity
                       (In thousands, except per share data)

                                                                       Additional     Other
                                                Preferred               Paid-in   Comprehensive Accumulated   Deferred
                                                  Stock   Common Stock  Capital       Loss       Deficit    Compensation     Total
                                                --------- ------------ ---------- ------------- ----------- ------------  ---------

Balance December 31, 1998                       $     29   $    246    $  452,252      $     -  $ (36,235)   $    (510)  $  415,782
    Net income                                         -          -             -            -     54,595            -       54,595
    Dividends, $1.95 per common share                  -          -             -            -    (48,157)           -      (48,157)
    Dividends, $2.25 per preferred share               -          -             -            -     (6,468)           -       (6,468)
    Issuance of 93,661 shares of common stock          -          1         2,154            -          -            -        2,155
    Exercise of stock options                          -          1         1,469            -          -            -        1,470
    Amortization of deferred compensation              -          -             -            -          -          510          510
                                                --------- ------------ ---------- ------------- ----------- ------------  ----------
Balance December 31, 1999                             29        248       455,875            -    (36,265)           -      419,887
    Net income                                         -          -             -            -     65,722            -       65,722
    Dividends, $2.04 per common share                  -          -             -            -    (50,924)           -      (50,924)
    Dividends, $2.25 per preferred share               -          -             -            -     (6,468)           -      ( 6,468)
    Issuance of 152,311 shares of common stock         -          2         3,343            -          -            -        3,345
    Exercise of stock options                          -          1         3,262            -          -            -        3,263
                                                --------- ------------ ---------- ------------- ----------- ------------  ----------
Balance December 31, 2000                             29        251       462,480            -    (27,935)           -      434,825
    Net income                                         -          -             -            -     60,908            -       60,908
    Dividends, $2.13 per common share                  -          -             -            -    (54,301)           -      (54,301)
    Dividends, $2.25 per preferred share               -          -             -            -     (6,468)           -       (6,468)
    Loss on current period cash flow hedges            -          -             -      (6,784)          -            -       (6,784)
    Issuance of 174,280 shares of common stock         -          2         4,756            -          -            -        4,758
    Issuance of minority interest in Operating         -          -        80,827            -          -            -       80,827
      Partnership
    Exercise of stock options                          -          3         8,320            -          -            -        8,323
                                                --------- ------------ ---------- ------------- ----------- ------------  ----------
Balance December 31, 2001                       $     29   $    256    $  556,383  $   (6,784)    (27,796)     $     -    $ 522,088
                                                ========= ============ ========== ============= =========== ============  ==========

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

     CBL & Associates Properties, Inc. (the "Company"), a Delaware corporation, is engaged in the development, acquisition, and operation of regional shopping malls and community centers, primarily in the Southeast and select markets in the Northeast and Midwest regions of the United States. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc., which are the sole general partner and majority owner, respectively, of CBL & Associates Limited Partnership (the "Operating Partnership"). As a result, the Company conducts its business through the Operating Partnership, which at December 31, 2001, owns controlling interests in a portfolio of properties consisting of 45 regional malls; 16 associated centers, each of which is part of a regional shopping mall complex; two power centers; 68 community centers; and two office buildings. Additionally, the Operating Partnership owns non-controlling interests in seven regional malls and two associated centers. The Operating Partnership has one mall and one mall expansion currently under construction and has options to acquire certain development properties owned by third parties. At December 31, 2001, CBL Holdings I, Inc. owned a 1.9% general partnership interest and CBL Holdings II, Inc. owned a 49.2% limited partnership interest in the Operating Partnership for a combined interest held by the Company of 51.1%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL") and by affiliates of the Richard E Jacobs Group, Inc. ("Jacobs"). CBL contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest in connection with the formation of the Operating Partnership in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest in connection with the acquisition by the Operating Partnership of 23 properties discussed in Note
3. At December 31, 2001, CBL and Jacobs owned a 17.7% and 22.8% limited partnership interest in the Operating Partnership, respectively (Note 11).

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

     Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis generally over 40 years for buildings, 10 to 20 years for certain improvements and seven to ten years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the life of the related lease.

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements

Long-Lived Assets

     The Company periodically evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flow of such asset is less than its carrying value. Management believes that no material impairment existed at December 31, 2001, and accordingly, no loss was recognized.

Cash and Cash Equivalents

     Cash and cash equivalents include all cash and cash equivalent investments with original maturities of three months or less, primarily consisting of demand deposits in banks.

Deferred Financing Costs

     Deferred financing costs are included in other assets in the accompanying consolidated balance sheets, include fees and costs incurred to obtain long-term financing, and are being amortized and charged to interest expense over the terms of the respective notes payable. Amortization expense was $4,766,000, $2,072,000 and $1,506,000 in 2001, 2000, and 1999, respectively. Accumulated amortization was $13,096,000 and $9,872,000 as of December 2001 and 2000, respectively. Unamortized deferred financing costs are written off when notes payable are retired before the maturity date.

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

Management, Development and Leasing Fees

     The Company's derives its management fees and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of rentals and are recognized as revenue as they are earned. Leasing fees are charged for newly executed leases. These fees are recognized as revenues as they are earned. Development fees are recognized as revenue on a pro rata basis over the development period.

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets is recognized at the time title to the asset is transferred to the buyer, subject to the adequacy of the buyer's initial and continuing investment and the assumption by the buyer of all future ownership risks of the asset.

Income Taxes

     The Company is qualified as a real estate investment trust under Sections 856 through 860 of the Code and applicable treasury regulations. In order to maintain qualification as a real estate investment trust, the Company is currently required to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests as well as other requirements. As a real estate investment trust, the Company will generally not be liable for federal corporate income taxes. Thus, no provision for federal income taxes has been included in the accompanying consolidated financial statements. If the Company fails to qualify as a real estate investment trust in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification for taxation as a real estate investment trust, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not significant in 2001, 2000 and 1999.

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements

Derivative Financial Instruments

     Interest rate cap and swap agreements, which are principally used by the Company in the management of interest rate exposure, are accounted for on an accrual basis. At January 1, 2001, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, ("SFAS No. 133") which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Amounts to be paid or received under interest rate cap and swap agreements are recorded in interest expense in the period in which they accrue. See Note 9 for additional information.

Concentration of Credit Risk

     The Company's tenants consist of national, regional and local retailers. Financial instruments which subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of tenants.

Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (Note 11). The difference in basic and diluted EPS is due to the assumed exercise of outstanding stock options and restricted stock resulting in 475,000, 140,000, and 187,000 potential dilutive common shares in 2001, 2000 and 1999, respectively.

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires companies that do not choose to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on net income and earnings per share as if SFAS No. 123 had been adopted. See Note 13 for the required disclosures.

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

3.       ACQUISITIONS

     On January 31, 2001, the Company completed the first stage of the acquisition of Jacobs interests in 21 malls and two associated centers for total consideration of approximately $1.26 billion, including the acquisition of minority interests in certain properties. The purchase price was comprised of $124.5 million in cash, including closing costs of approximately $12 million; the assumption of $745.5 million in non-recourse mortgage debt; and the issuance of 12,056,692 special common units of the Operating Partnership with a value of $27.25 per unit. The cash portion was funded from a new $212 million unsecured credit facility provided by a consortium of banks led by Wells Fargo. The Company will close on the second stage in 2002, which will consist of cash of $0.3 million, the assumption of $25.7 million in non-recourse mortgage debt, and the issuance of 499,733 special common units of the Operating Partnership. The results of operations attributable to the properties acquired from Jacobs have been included in the consolidated statements of operations from the date of acquisition.

     The following unaudited pro forma financial information for the year ended December 31, 2001 and 2000 present results for the Company as if the acquisition of the interests acquired on January 31, 2001 had occurred at January 1, 2000. The unaudited pro forma financial information neither purports to represent what the consolidated results of operations or financial condition actually would

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements

have been had the acquisition and related transactions in fact occurred on the assumed date, nor purport to project the consolidated results of operations for any future period. Pro forma adjustments include depreciation of $1,871,000 and $22,455,000, interest expense of $835,000 and $10,516,000, management fees on properties accounted for under the equity method of accounting of $129,000 and $1,483,000 and minority interest in earnings in the Operating Partnership of $1,965,000 and $22,242,000 for the years ended December 31, 2001 and 2000, respectively. The proforma results are as follows (in thousands, except per share data):

                                                         For the Year December 31,
                                                        ---------------------------
                                                            2001            2000
                                                        -----------     -----------
 Total revenues                                         $   560,101     $   525,053
 Total expenses                                             451,693         439,075
                                                        -----------     -----------
 Income from operations                                     108,408          85,978
 Net income before extraordinary item                        73,491          61,741
     Net income available to common shareholders         $   53,465      $   54,906
                                                        ===========     ===========
 Basic per share data
     Net income before extraordinary item                 $    2.64       $    2.22
                                                        ===========     ===========
     Net income available to common shareholders          $    2.11       $    2.21
                                                        ===========     ===========
 Diluted per share data:
     Net income before extraordinary item                 $    2.59       $    2.21
                                                        ===========     ===========
     Net income available to common shareholders          $    2.07       $    2.19
                                                        ===========     ===========

     In separate transactions the Company issued an additional 603,344 special common units valued at $16,441,000 and 31,008 common units of the Operating Partnership valued at $949,000 to purchase 50% and 25% interests in Madison Square Mall and Madison Plaza in Huntsville, Alabama, respectively. Prior to the acquisitions, the Company owned 50% and 75% interests in Madison Square and Madison Plaza, respectively.

4.       UNCONSOLIDATED AFFILIATES

     The Company has investments in seven partnerships and joint ventures, all of which are reflected on the equity method of accounting in the accompanying consolidated financial statements and consist of the following at December 31, 2001:

                                                                        Company's
Partnership                        Property Name                        Interest
-----------------------------      --------------------------------     ----------
Columbia Joint Venture             Columbia Mall                        48.0%(1)
Governor's Square IB               Governor's Plaza                     50.0%
Governor's Square Company          Governor's Square                    47.5%
Kentucky Oaks Mall Company         Kentucky Oaks Mall                   48.0%(1)
Mall Shopping Center Company       Plaza del Sol                        50.6%
Madison Joint Venture              East Towne Mall, West Towne Mall     48.0%(1)
                                   and West Towne Crossing
Parkway Place L.P.                 Parkway Place                        50.0%

(1)      Interests acquired in 2001

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


     In January 2001 the Company acquired interests in three partnerships representing four malls and one associated center and discontinued the equity method of accounting for one partnership that owns Madison Square Mall in Huntsville, Alabama after acquiring a controlling interest in it. Condensed combined financial statement information of the partnerships and joint ventures is presented as follows (in thousands):

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    2001              2000
                                                 ----------       ----------
ASSETS:
Net investment in real estate assets             $ 359,361        $  85,135
Other assets                                        11,077            4,445
                                                 ----------       ----------
Total assets                                     $ 370,438        $  89,580
                                                 ==========       ==========

LIABILITIES :
Mortgage notes payable                           $ 229,687        $ 108,582
Other liabilities                                   11,264            2,317
                                                 ----------       ----------
Total liabilities                                $ 240,951        $ 110,899
                                                 ==========       ==========

OWNER'S EQUITY  (DEFICIT):
Company                                          $  77,673        $  (3,510)
Other investors                                     51,814          (17,809)
                                                 ----------       ----------
Total owner's equity (deficit)                     129,487          (21,319)
                                                 ==========       ==========
Total liabilities and owner's equity (deficit)   $ 370,438        $  89,580
                                                 ==========       ==========



                                                            Year Ended December 31,
                                                ----------------------------------------------
                                                   2001             2000              1999
                                                -----------       -----------       ----------
 Revenues                                       $  55,779         $  27,284         $  26,859
 Depreciation and amortization expense              7,707             3,080             3,253
 Other operating expenses                          18,326             8,255             8,398
 Interest expense                                  14,619             8,397             8,757
                                                -----------       -----------       ----------
 Operating income                                  15,127             7,562             6,451
 Gain on sales of real estate assets                  213               186                 -
                                                -----------       -----------       ----------
 Net income                                     $  15,340         $   7,738         $   6,451
                                                ===========       ===========       ==========
 Company's share of net income                  $   7,155         $   3,684         $   3,263
                                                ===========       ===========       ==========

     In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner. All debt on these properties is non-recourse.

5.       MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consist of the following at December 31, 2001 and 2000 (in thousands):

                                          2001            2000
                                      ------------     -----------
Permanent loans                       $ 2,059,136      $1,193,685
Construction loans                         40,553          84,652
Lines of credit                           216,266         146,000
                                      ------------     -----------
     Total                            $ 2,315,955      $1,424,337
                                      ============     ===========

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements

Permanent Loans

     Permanent loans consist of loans secured by properties held by the Company at December 31, 2001, with an asset carrying amount of $3,114,023,000. At December 31, 2001, permanent loans totaling $1,463,351,000 bear interest at fixed rates ranging from 6.65% to 10.625% weighted average interest rate of 7.5%0. Permanent loans totaling $595,785,000 bear interest at variable interest rates indexed to the prime lending rate or London Interbank Offered Rate ("LIBOR"). At December 31, 2001, interest rates applicable to variable rate debt varied from 3.03% to 4.75%, with a weighted average interest rate of 3.38%. Permanent loans mature at various dates from 2002 through 2016.

Construction Loans

     At December 31, 2001, the Company had construction loans on two properties. The total commitment under the construction loans is $54,000,000 of which $40,553,000 is outstanding at December 31, 2001. The construction loans mature in 2003 and 2004, and bear interest at variable interest rates indexed to the prime lending rate or LIBOR. Interest rates on the construction loans ranged from 3.02% to 3.67%, with a weighted average interest rate of 3.26% at December 31, 2001.

Lines of Credit

     The Company maintains line of credit agreements with banks for construction, acquisition, and working capital purposes. At December 31, 2001, the Company had $379,769,000 available under its line of credit agreements, of which $216,266,000 was outstanding. The lines expire at various dates from 2003 through 2004 and bear interest at variable rates indexed to the prime lending rate or LIBOR. Borrowings under the lines of credit had a weighted average interest rate of 3.20% at December 31, 2001. At December 31, 2001, additional lines of credit for the issuance of letters of credit only had $14,585,000 available with outstanding letters of credit totaling approximately $5,074,000. The line of credit agreements contain, among other restrictions, certain restrictive covenants including the maintenance of certain coverage ratios and minimum net worth and limitations on distributions. The Company was in compliance with all debt covenants on its lines of credit at December 31, 2001.

Debt Maturities

     As of December 31, 2001, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows (in thousands):

2002                      $   385,791
2003                          579,494
2004                          118,959
2005                          108,389
2005                          157,479
Thereafter                    965,843
                          -----------
Total                     $ 2,315,955
                          ===========


6.      MORTGAGE NOTES RECEIVABLE

     Substantially all mortgage notes receivable are collateralized by wrap-around mortgages most of which are currently first mortgages on the underlying real estate and related improvements. Interest rates on notes receivable range from 7.5% to 8.75% at December 31, 2001. Maturities of notes receivable range from 2002 to 2019.

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


7.      MINIMUM RENTS

     Tenant leases are usually for 5 to 20 year periods and generally provide for renewals and annual rentals which are subject to upward adjustments based on tenant sales volume. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2001, as follows (in thousands):

2002                      $   332,504
2003                          299,113
2004                          266,192
2005                          230,228
2006                          199,418
Thereafter                    831,581

     No single tenant collectively accounts for more than 10% of the Company's total revenues.

8.      PREFERRED STOCK

     The Company has authorized 5,000,000 shares of preferred stock of which 2,875,000 shares of 9% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") with a face value of $25.00 per share have been issued. The dividends on the Series A Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears at a rate of $2.25 per share per annum. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to July 1, 2003. On or after July 1, 2003, the Company may redeem the Series A Preferred Stock, in whole or in part, at any time for a cash redemption price of $25.00 per share, plus dividends accrued and unpaid.

9.      DERIVATIVE FINANCIAL INSTRUMENTS

     The  Company  has  only  limited  involvement  with  derivative   financial
instruments and does not use them for trading purposes. They are used to manage well defined interest rate risks.

     Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed-upon notional amount. Under these agreements, the Company receives interest payments at a rate equal to LIBOR (5.33% at December 31, 2001) and pays interest at fixed rates shown below.

     The Company has the following interest rate swaps in place at December 31, 2001, totaling $220 million:

 Swap Amount        Fixed LIBOR
(in millions)        Component      Effective Date       Expiration Date
-------------      ------------     --------------       ---------------
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

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

     Effective January 1, 2001 the Company determined that with the exception of two swaps that expired during the first quarter of 2001 the Company's derivative instruments were effective and qualified for hedge accounting in accordance with SFAS No. 133. The Company also determined that new swap agreements obtained in 2001 were effective and qualified for hedge accounting. The Company measured the effectiveness of these instruments in place during each quarter in the year ended December 31, 2001 and determined that the swap agreements continued to be highly effective and continued to qualify for hedge accounting. At December 31, 2001 the effective swap agreements were recorded on the consolidated balance sheet at their fair values of $6.8 million in accrued liabilities and accumulated other comprehensive loss. Over time, the unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings as interest expense as swap payments are made to the swap counterparties. This reclassification is consistent with the timing of when hedged items are recognized in earnings. Within the next twelve months, the Company expects to reclassify to earnings as interest expense an estimated $5.2 million of the current balance held in accumulated other comprehensive loss.


10.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable, and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The carrying value of mortgage and other notes payable, based on borrowing rates currently available to the Company, is a reasonable estimation of fair value at December 31, 2001 and 2000.

11.     CONVERSION RIGHTS

     Pursuant to the Operating Partnership agreement, the limited partners have the right to convert their partnership interests in the Operating Partnership into shares of common stock, subject to certain limits, and to sell to the Company part or all of their partnership interest in the Operating Partnership in exchange for shares of common stock or their cash equivalent at the Company's election, as defined.

     In connection with the acquisitions discussed in Note 3, the Operating Partnership issued 12,659,677 special common units in the Operating Partnership. After January 31, 2004 the special common units may be exchanged for shares of common stock or cash at the Company's election. The distribution rate for the special common units is $2.9025 per unit. The special common units receive a minimum distribution of $2.9025 per unit. When the distribution on the common units exceeds $2.9025 per unit, the special limited partnership units will receive a distribution equal to that paid on the common units.

     The Operating Partnership acquired properties from CBL in exchange for 1,336 common units in the Operating Partnership valued at $27,000 during 2000. In October 1999 the Company issued 79,715 common units valued at $1,928,000 to a third party in exchange for land.

     At December 31, 2001 and 2000, there remained outstanding rights to convert CBL's minority interest in the Operating Partnership to 8,884,728 and 8,884,728 shares of common stock, respectively. At December 31, 2001 and 2000, there remained outstanding rights to convert third parties' minority interests in the Operating Partnership to 2,972,486 and 2,941,360 shares of common stock, respectively. The total number of shares of Common Stock and Operating Partnership units was 350,134,000 and 36,893,000 at December 31, 2002 and 2000, respectivley.

12.     401(K) PROFIT SHARING PLAN

     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution which

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


does not  exceed  2.5% of such  participant's  compensation  for the plan  year.
Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were not significant for 2001, 2000, and 1999.

13.     STOCK INCENTIVE PLAN

     The Company  maintains  the CBL & Associates  Properties,  Inc.  1993 Stock
Incentive Plan, as amended (the "Plan") which permits the issuance of stock options and common stock to selected officers, employees and directors of the Company. The shares available under the plan were increased from 2,800,000 to 4,000,000 during 2001. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

     Stock options issued under the Plan allow for the purchase of common stock at the fair market value of the stock at the date of grant. Stock options granted to officers and employees under the Plan vest and become exercisable in installments on each of the first five anniversaries of the date of grant and expire ten years after the date of grant. Stock options granted to independent directors are fully vested upon grant, but may not be sold, pledged or otherwise transferred in any manner during the director's term or for one year thereafter.

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized for stock options granted as all employee options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. For SFAS No. 123 purposes, the fair value of each employee option grant has been estimated as of the date of grant using the Black-Sholes option pricing model and the following weighted average assumptions for 2001, 2000 and 1999.

                                   2001             2000            1999
                                -----------      -----------     ----------
Risk free interest rate             5.07%            6.65%           5.25%
Dividend yield                      8.34%            8.98%           8.33%
Expected volatility                18.00%           17.00%          16.00%
Expected life                   5.9 years        6.0 years       7.2 years

     Using these assumptions, the fair value of the employee stock options granted in 2001, 2000 and 1999 is $568,000, $500,000 and $468,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost for the Plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income and net income per share would have been as follows for the years ended December 31, 2001, 2000, and 1999, respectively (in thousands, except per share data):

                                                     2001             2000            1999
                                                   ---------        ---------       --------
 Net income available to common shareholders:
     As reported                                   $ 54,440         $ 59,254        $ 48,127
     Pro forma                                       53,825           58,585          47,458

 Net income per share:
     Basic as reported                               $ 2.15           $ 2.38          $ 1.95
     Pro forma basic                                   2.12             2.35            1.93

     Diluted as reported                             $ 2.11           $ 2.37          $ 1.94
     Pro forma diluted                                 2.08             2.34            1.91


     The pro forma effect on net income in this disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


     A summary of the Company's stock option activity for 2001, 2000 and 1999 is as follows:

                                                                            Weighted-Average
                                          Shares        Option Price        Exercise Price
                                        -----------  -------------------    ----------------
 Outstanding at December 31, 1998        1,923,250   $19.5625 - $25.6250         $21.64
 Granted                                   382,500   $20.7200 - $24.5625          24.49
 Exercised                                (71,200)   $19.5625 - $23.6250          20.63
 Lapsed                                   (27,500)   $19.6250 - $24.0940          22.40
                                        -----------
 Outstanding at December 31, 1999        2,207,050   $19.5625 - $25.6250          22.15
 Granted                                   377,000   $23.7190 - $25.5625          23.73
 Exercised                               (159,183)   $19.5625 - $23.6250          20.50
 Lapsed                                   (60,050)   $19.5625 - $23.7190          22.25
                                        -----------
 Outstanding at December 31, 2000        2,364,817   $19.5625 - $25.5625          22.51
  Granted                                  378,500   $27.6750 - $31.3100          27.70
  Exercised                              (375,350)   $19.5625 - $24.5000          22.18
  Lapsed                                  (16,000)   $23.7190 - $27.6750          24.57
                                        -----------
  Outstanding at December 31, 2001       2,351,967   $19.5625 - $31.3100          22.51
                                        ===========

     The weighted-average fair value of options granted during 2001, 2000, and 1999 was $1.75, $1.54 and $1.22, respectively.

     Shares subject to options outstanding at December 31, 2001, have a weighted-average remaining contractual life of 6.2 years. Of the options outstanding at December 31, 2001, 1,284,917 are currently exercisable with a weighted-average exercise price of $21.82 per share.

     Under the Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the Plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded, and the duration of the vesting period, as defined.

     During 2001, the Company issued 69,735 shares of common stock under the Plan with a weighted-average grant-date fair value of $27.62 per share, of which 44,537 shares of common stock were immediately vested. The remaining 25,198 shares of common stock vest at various dates from 2002 to 2006.

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

14.        RELATED PARTY TRANSACTIONS

     CBL and certain officers of the Company have a significant minority interest in the construction company that has been engaged by the Company in the building of substantially all of the Company's properties. The Company paid approximately $94,300,000, $123,000,000 and $95,000,000 to the construction company in 2001, 2000, and 1999, respectively. Construction accounts payable to the construction company included in the accompanying consolidated balance
sheets  were   $3,109,000  and  $12,962,000  at  December  31,  2001  and  2000,
respectively.

     The Management Company provides management and leasing services to affiliated partnerships and joint ventures not controlled by the Company. Revenue recognized for these services amounted to $1,450,000, $1,166,000 and $1,086,000 in 2001, 2000 and 1999, respectively.

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


15.        CONTINGENCIES

     The  Company is  currently  involved in certain  litigation  arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial position or results of operations of the Company. Additionally, based on environmental studies completed to date on the real estate properties, management believes exposure related to environmental cleanup will not be material to the financial position and results of operations of the Company.

16.        DIVIDENDS

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                            Year Ended December 31,
                                    ---------------------------------------
                                      2001            2000           1999
                                    ---------      ---------      ---------
Dividends per common share          $   2.13       $   2.04       $   1.95
Allocations:
    Ordinary income                   95.63%         92.16%         88.00%
    Capital gains 20% rate             0.13%          3.80%          0.00%
    Capital gains 25% rate             4.24%          4.04%          0.00%
    Return of capital                  0.00%          0.00%         12.00%
                                    ---------      ---------      ---------
Total                                100.00%        100.00%        100.00%
                                    =========      =========      =========

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


17.        SEGMENT INFORMATION

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

                                                                Associated     Community
Year Ended December 31, 2001                        Malls        Centers        Centers     All Other       Total
---------------------------------------------   --------------  -----------   -----------  -----------    -----------
 Revenues                                           $  450,103    $  16,548     $  68,847     $  8,877     $  544,375
 Property operating expenses (1)                      (154,265)      (3,813)      (15,857)         503       (173,432)
 Interest expense                                     (123,986)      (4,555)      (14,131)     (11,805)      (154,477)
 Gain on sales of real estate assets                       132            -         8,381        2,136         10,649
                                                --------------  -----------   -----------  -----------    -----------
 Segment profit and loss                            $  171,984    $   8,180      $ 47,240     $   (289)       227,115
                                                ==============  ===========   ===========  ===========
 Depreciation and amortization                                                                                (87,624)
 General, administrative and other                                                                            (20,839)
 Equity in earnings and minority interest                                                                     (44,186)
                                                                                                          -----------
 Income before extraordinary item                                                                          $   74,466
                                                                                                          ===========
 Total assets (2)                                   $2,731,310    $ 124,897     $ 445,335     $ 71,309     $3,372,851
 Capital expenditures (2)                           $   83,411    $  13,053     $  64,223     $ 13,240     $  173,927


                                                                Associated     Community
Year Ended December 31, 2000                        Malls        Centers        Centers     All Other       Total
---------------------------------------------   --------------  -----------   -----------  -----------    -----------
 Revenues                                           $  267,150    $  14,831     $  66,649    $   7,858     $  356,488
 Property operating expenses (1)                       (90,889)      (2,675)      (14,451)       1,124       (106,891)
 Interest expense                                      (74,105)      (3,804)      (13,240)      (3,448)       (94,597)
 Gain on sales of real estate assets                      (400)           -        10,617        5,772         15,989
                                                --------------  -----------   -----------  -----------    -----------
 Segement profit and loss                           $  101,756    $   8,352     $  49,575    $  11,306        170,989
                                                ==============  ===========   ===========  ===========
 Depreciation and amortization                                                                                (60,646)
 General, administrative and other                                                                            (17,893)
 Equity in earnings and minority interest                                                                     (26,361)
                                                                                                          -----------
 Income before extraordinary item                                                                          $   66,089
                                                                                                          ===========
 Total assets (2)                                   $1,450,948    $ 120,178     $ 453,749    $  90,690     $2,115,565
 Capital expenditures (2)                           $   83,411    $  13,053     $  64,223    $  13,240     $  173,927

                                                                Associated     Community
Year Ended December 31, 1999                        Malls        Centers        Centers     All Other       Total
---------------------------------------------   --------------  -----------   -----------  -----------    -----------
 Revenues                                           $  234,207    $  12,288     $  60,223    $  10,885     $  317,603
 Property operating expenses (1)                       (83,672)      (2,404)      (11,311)       1,192        (96,195)
 Interest expense                                      (62,678)      (2,693)      (12,540)      (4,594)       (82,505)
 Gain on sales of real estate assets                    (1,273)           -         1,208        8,422          8,357
                                                --------------  -----------   -----------  -----------    -----------
 Segement profit and loss                            $  86,584    $   7,191     $  37,580    $  15,905        147,260
                                                ==============  ===========   ===========  ===========
 Depreciation and amortization                                                                                (53,551)
 General, administrative and other                                                                            (17,888)
 Equity in earnings and minority interest                                                                     (21,226)
                                                                                                          -----------
 Income before extraordinary item                                                                          $   54,595
                                                                                                          ===========
 Total assets (2)                                  $ 1,400,793    $ 103,424     $ 451,165    $  63,456     $2,018,838
 Capital expenditures (2)                          $   142,789    $   7,426     $  25,003    $  26,040     $  201,258

 (1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2) Developments in progress are included in the All Other category.

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


18.      COMPREHENSIVE INCOME

     Comprehensive income consisted of the following components for the years ended December 31, 2001, 2000 and 1999, respectively (in thousands):

                                                               Year Ended December 31,
                                                     ------------------------------------------
                                                       2001              2000            1999
                                                     --------          --------        --------
Net Income                                           $ 60,908          $ 65,722        $ 54,595
Loss on current period cash flow hedges               (6,178)                 -               -
                                                     --------          --------        --------
Total                                                 $54,124          $ 65,722        $ 54,595
                                                     ========          ========        ========

19.        OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows (in thousands):

                                                        Year Ended December 31,
                                                   -------------------------------
                                                        2001               2000
                                                   -------------      ------------
 ASSETS:
 Net investment in real estate                     $  3,201,622       $  2,040,614
 Investment in unconsolidated affiliates                 78,211                  -
 Other Assets                                            80,700             74,485
                                                   -------------      ------------
 Total assets                                      $  3,360,533       $  2,115,099
                                                   =============      ============
 LIABILITIES:
 Mortgage notes payable                            $  2,315,955       $  1,424,338
 Other liabilities                                       90,066             65,443
                                                   -------------      ------------
 Total liabilities                                    2,406,021          1,489,781

 Distributions and losses in excess                           -              2,972
  of investment in unconsolidated affiliates
Minority Interest                                         2,213              1,301

OWNERS' EQUITY:
 Other investors                                        952,299            621,045
                                                   -------------      ------------
 Total liabilities and owner's equity              $  3,360,533       $  2,115,099
                                                   =============      ============

                                                                   Year Ended December 31,
                                                    -------------------------------------------------
                                                        2001               2000               1999
                                                    -----------        -----------         ----------
 Revenues                                           $   544,371        $   356,488         $  317,603
 Depreciation and amortization expense                   87,624             60,646             53,551
 Other operating expenses                               348,319            218,545            195,882
                                                    -----------        -----------         ----------
 Operating income                                       108,428             77,297             68,170
 Gain on sales of real estate assets                     10,649             15,989              8,357
 Equity in earnings of unconsolidated                     7,155              3,684              3,263
   affiliates
 Minority investors' interest                            (1,698)            (1,538)            (1,225)
                                                    -----------        -----------         ----------
 Income before extraordinary item                       124,534             95,432             78,565
 Extraordinary loss on extinguishment of                (13,558)              (367)                 -
    debt
                                                    -----------        -----------         ----------
 Net income                                         $   110,976        $    95,065         $   78,565
                                                    ===========        ===========         ==========

                CBL & Associates Properties, Inc. - 2001 Form 10K
                   Notes To Consolidated Financial Statements


20. QUARTERLY INFORMATION (UNAUDITED) (in thousands, except per share amounts)

                                             First         Second         Third         Fourth
2001                                        Quarter        Quarter       Quarter       Quarter       Total(1)
                                          ----------    ----------     -----------   -----------   ----------
Total revenues                            $  121,155    $  134,822     $    138,514  $   149,884   $  544,375
Income from operations                        23,739        25,644           26,853       31,767      108,003
Income before extraordinary item              16,797        15,445           21,479       20,745       74,466

Net income available to common                15,180        12,126            8,241       18,893       54,440
  shareholders

Basic per share data:
   Income before extraordinary item       $     0.60    $     0.55     $       0.78  $      0.75   $     2.68
   Net income                             $     0.60    $     0.48     $       0.32  $      0.74   $     2.15
Diluted per share data:
   Income before extraordinary item       $     0.60    $     0.54     $       0.76  $      0.73   $     2.63
   Net income                             $     0.60    $     0.47     $       0.32  $      0.72   $     2.11


2000
Total revenue                             $    88,009   $    86,857    $     88,621  $    93,001   $  356,488
Income from operations                         18,967        18,215          18,657       20,622       76,461
Income before extraordinary item               15,967        17,112          16,252       16,758       66,089

Net income available to common                 14,350        15,358          14,551       14,995       59,254
    shareholders

Basic per share data:
   Income before extraordinary item       $     0.58    $     0.62     $       0.59  $      0.61    $    2.40
   Net income                             $     0.58    $     0.62     $       0.58  $      0.60    $    2.38
Diluted per share data:
   Income before extraordinary item       $     0.58    $     0.62     $       0.58  $      0.60    $    2.38
   Net income                             $     0.58    $     0.62     $       0.58  $      0.60    $    2.37

       (1)        The sum of quarterly earnings per share amounts may differ from annual earnings per share due to rounding.

                CBL & Associates Properties, Inc. - 2001 Form 10K


                                   CBL & Associates Properties, Inc.
                         Schedule II Allowance for Credit Losses (in thousands)

                                                          Year Ended December 31,
                                                   ------------------------------------
                                                     2001            2000        1999
                                                   ---------     ---------    ---------
 Balance Of Allowance At Beginning Of Year         $  1,854      $  1,854     $  1,950
 Provision For Credit Losses                          5,947         1,380          341
 Bad Debt Charged Against Allowance                  (4,936)       (1,380)        (437)
                                                   ---------     ---------    ---------
 Balance Allowance At End Of Year                  $  2,865      $  1,854     $  1,854
                                                   =========     =========    =========

                CBL & Associates Properties, Inc. - 2001 Form 10K

                                                                  SCHEDULE III
CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2001
(Dollars in Thousands)

                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                         Costs                                                   (D)
                                          Buildings     Capitalized                     Buildings              Accumu-   Date of
                        (B)                  and       Subsequent to   Sales of            and                 lated     Const-
                      Encumbr-            Improv-       Acquisition   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments       Improvements    Land       Land    ments   Total(C)     ciation  Purchase
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ---------
MALLS
Arbor Place           $99,300   $7,637   $95,330         $10,802       ----     $7,637  $106,132  $113,769     $9,725  1998-1999
  Douglasville, GA
Asheville Mall         71,073    7,139    58,747          31,826        464      6,675    90,573    97,248      6,856       1998
  Asheville, NC
Bonita Lakes Mall      28,374    4,924    31,933           4,627       ----      4,924    36,560    41,484      6,149       1997
  Meridian, MS
Brookfield Square      75,160    8,646    78,703            ----       ----      8,646    78,703    87,349      1,862       2001
  Brookfield, WI
Burnsville Center      73,182   12,804    69,167           6,588       ----     12,804    75,755    88,559      7,742       1998
  Burnsville,  MN
Cary Towne Center      62,041   23,688    74,432            ----       ----     23,688    74,432    98,120      1,761       2001
  Cary, NC
Cherryvale Mall        48,093   11,892    63,973            ----       ----     11,892    63,973    75,865      1,496       2001
  Rockford, IL
Citadel Mall           41,776   11,443    44,008            ----       ----     11,443    44,008    55,451      1,034       2001
  Charleston, SC
College Square         13,971    2,954    17,787           9,237         27      2,927    27,024    29,951      7,816    1987-1988
  Morristown, TN
Coolsprings Gallera    63,327   13,527    86,755          23,538       ----     13,527   110,293   123,820     27,673    1989-1991
  Nashville, TN
Eastgate Mall          42,000   13,046    44,949            ----       ----     13,046    44,949    57,995      1,053       2001
  Cincinnati, OH
Fashion Square         59,430   15,218    64,971            ----       ----     15,218    64,971    80,189      1,438       2001
  Saginaw, MI
Fayette Mall           97,594   20,707    84,267            ----       ----     20,707    84,267   104,974      1,969       2001
  Lexington, KY
Frontier Mall            ----    2,681    15,858           8,675       ----      2,681    24,533    27,214      8,889    1984-1985
  Cheyenne, WY
Foothills Mall         26,219    4,537    15,226           5,906       ----      4,537    21,132    25,669      5,438       1996
  Maryville, TN
Georgia Square  (E)      ----    2,982    31,071           9,661         23      2,959    40,732    43,691     12,852       1982
  Athens, GA
Hamilton  Place        68,761    2,880    42,211          14,207        441      2,439    56,418    58,857     16,679    1986-1987
  Chattanooga, TN
Hanes Mall            116,291   17,176   133,376            ----       ----     17,176   133,376   150,552      3,103       2001
  Winston-Salem, NC
Hickory Hollow Mall    92,447   13,813   111,431           3,342       ----     13,813   114,773   128,586     10,212       1998
  Nashville,  TN
JCPenney(E)              ----     ----     2,650            ----       ----          0     2,650     2,650      1,148       1983
  Maryville, TN
Janesville Mall        15,473    8,074    26,009              34       ----      8,074    26,043    34,117      2,426       1998
  Janesville,  WI
Jefferson Mall         40,000   13,125    40,234            ----       ----     13,125    40,234    53,359        947       2001
  Louisville, KY
The Lakes Mall         31,555    3,328    42,366            ----       ----      3,328    42,366    45,694        734    2000-2001
  Muskegon, MI
Lakeshore Mall (E)       ----    1,443    28,819           3,817        169      1,274    32,636    33,910      7,614    1991-1992
  Sebring, FL


                CBL & Associates Properties, Inc. - 2001 Form 10K

Madison Square         47,099   17,596    39,186            ----       ----     17,596    39,186    56,782        904       1984
  Hunstville, AL
Meridian Mall         105,706      529   103,678          42,659       ----        529   146,337   146,866      9,757       1998
  Lansing,  MI
Midland Mall           35,000   10,321    29,429            ----       ----     10,321    29,429    39,750        678       2001
  Midland, MI
Northwoods Mall        56,280   14,867    49,647            ----       ----     14,867    49,647    64,514      1,151       2001
  Charleston, SC
Oak Hollow Mall        48,463    4,344    52,904           2,504       ----      4,344    55,408    59,752     10,706    1994-1995
  High Point, NC
Old Hickory Mall       21,731   15,527    29,413            ----       ----     15,527    29,413    44,940        662       2001
  Jackson, TN
Parkdale Mall          45,000   20,723    47,390            ----       ----     20,723    47,390    68,113      1,107       2001
  Beaumont, TX
Pemberton Square (E)     ----    1,191    14,305           1,599        947        244    15,904    16,148      6,009       1986
  Vicksburg, MS
Post Oak Mall (E)        ----    3,936    48,948         (8,712)        327      3,609    40,236    43,845      9,361    1984-1985
  College Station, TX
Randolph Mall            ----    4,547    13,927            ----       ----      4,547    13,927    18,474        321       2001
  Asheboro, NC
Regency Mall             ----    3,384    36,839            ----       ----      3,384    36,839    40,223        859       2001
  Racine, WI
Rivergate Mall         74,715   17,896    86,767          12,718       ----     17,896    99,485   117,381      8,847       1998
  Nashville,  TN
Springdale Mall        24,466   19,538     6,676          23,394       ----     19,538    30,070    49,608      1,448       1997
  Mobile, AL
Stroud Mall            32,290   14,711    23,936           1,597       ----     14,711    25,533    40,244      2,435       1998
  Stroudsburg,  PA
St. Clair Square       71,753   11,028    75,581           5,802       ----     11,028    81,383    92,411     10,331       1996
  Fairview Heights, IL
Towne Mall               ----    3,101    17,033            ----       ----      3,101    17,033    20,134        394       2001
  Franklin, OH
Turtle Creek Mall      32,316    2,345    26,418           5,926       ----      3,535    32,344    35,879      8,761    1993-1995
  Hattiesburg, MS
Twin Peaks  (E)          ----    1,873    22,022          16,867         46      1,827    38,889    40,716     13,843       1984
  Longmont,CO
Walnut Square (E)         656       50    15,138           5,238       ----         50    20,376    20,426      8,621    1984-1985
  Dalton,GA
Wausau Center          14,228    5,231    24,705            ----       ----      5,231    24,705    29,936        572       2001
  Wausau, WI
Westgate Mall          45,101    2,150    23,257          40,174        407      1,743    63,431    65,174     11,090       1995
  Spartanburg, SC
York Galleria          51,656    5,757    63,316           1,550       ----      5,757    64,866    70,623      4,045       1995
  York, PA

ASSOCIATED CENTERS
Bonita Crossing         8,910      794     4,786           7,088       ----        794    11,874    12,668      1,156       1997
  Meridian, MS
Coolsprings Xing  (E)    ----    2,803    14,985           1,035       ----      3,554    16,020    19,574      4,080    1991-1993
  Nashville, TN


                CBL & Associates Properties, Inc. - 2001 Form 10K

Courtyard at Hickory    4,304    3,314     2,771             114       ----      3,314     2,885     6,199        247       1998
Hollow
  Nashville,  TN
Eastgate Crossing        ----      707     2,424            ----       ----        707     2,424     3,131         55       2001
  Cincinnati, OH
Foothills Plaza  (E)     ----      132     2,123             511       ----        148     2,634     2,782      1,138    1984-1988
  Maryville, TN
Foothills Plaza          ----      137     1,960             226       ----        141     2,186     2,327        675    1984-1988
Expansion
  Maryville, TN
Frontier Square          ----      346       684             178         86        260       862     1,122        301       1985
  Cheyenne, WY
General Cinema           ----      100     1,082              14       ----        100     1,096     1,196        603       1984
  Athens, GA
Hamilton Corner         2,895      960     3,670             541        226        734     4,211     4,945      1,316    1986-1987
  Chattanooga, TN
Hamilton Crossing        ----    4,014     5,906             496      1,370      2,644     6,402     9,046      2,040       1987
  Chattanooga, TN
Hamilton Place           ----      322       408              57       ----        322       465       787         42       1998
Outparcel
  Chattanooga, TN
The Landing at Arbor   11,162    4,993    14,330             582       ----      4,993    14,912    19,905      1,227    1998-1999
Place
  Douglasville, GA
Madison Plaza           1,041      473     2,888           1,023       ----        473     3,911     4,384      1,250       1984
  Hunstville, AL
Pemberton Plaza          ----     ----       662             892       ----          0     1,554     1,554        425       1986
  Vicksburg, MS
The Terrace             9,841    4,166     9,729               4       ----      4,166     9,733    13,899      1,169       1997
  Chattanooga, TN
Village at Rivergate    3,529    2,641     2,808             598       ----      2,641     3,406     6,047        309       1998
  Nashville,  TN
Westgate Crossing       9,810    1,082     3,422           6,365       ----      1,082     9,787    10,869      1,372       1997
  Spartanburg, SC

COMMUNITY CENTERS
Anderson Plaza           ----      198     1,316           1,558       ----        198     2,874     3,072        806       1983
  Greenwood, SC
Bartow Plaza             ----      224     2,010             225       ----        224     2,235     2,459        679       1989
  Bartow, FL
Beach Xing               ----      725     1,749             135        102        623     1,884     2,507        655       1984
  Myrtle Beach, SC
BJ's Wholesale          2,952      170     4,735              13       ----        170     4,748     4,918      1,224       1991
  Portland, ME
Briarcliff Sq           1,489      299     1,936              64         32        267     2,000     2,267        619       1989
  Oak Ridge, TN
Buena Vista Plaza        ----      980     1,943           (578)        376        754     1,365     2,119        297    1988-1989
  Columbus, GA
Bullock Plaza            ----       98     1,493             101       ----         98     1,594     1,692        585       1986
  Statesboro, GA


                CBL & Associates Properties, Inc. - 2001 Form 10K

Capital Crossing         ----    1,908       756           1,628       ----      2,544     2,384     4,928        352       1995
  Raleigh, NC
Cedar Bluff             1,014      412     2,128             906       ----        412     3,034     3,446      1,064       1987
  Knoxville, TN
Cedar Springs Crossing   ----      206     1,845             142       ----        206     1,987     2,193        636       1988
  Cedar Springs, MI
Chesterfield Crossing   8,250    1,580    11,243             927       ----      1,580    12,170    13,750        370       2000
  Richmond, VA
Chester Plaza            ----      165       720               2       ----        165       722       887         78       1997
  Chester,  VA
Chestnut Hills  (E)      ----      600     1,775             344       ----        600     2,119     2,719        493       1992
  Murray, KY
Coastal Way             9,687    3,356     9,335              16       ----      3,356     9,351    12,707        333       ????
  Spring Hill, FL
Colleton Square           848      190     1,349              43         34        156     1,392     1,548        518       1986
  Walterboro, SC
Collins Park Commons      678       25     1,858              19       ----         25     1,877     1,902        587       1989
  Plant City, FL
Conway Plaza             ----      110     1,071             926        110          0     1,997     1,997        720       1984
  Conway, SC
Cortlandt Towne Center 50,964   17,010    80,809           2,664      1,898     15,112    83,473    98,585      8,505       1996
  Cortlandt, NY
Cosby Station           3,800      999     4,516             612       ----        999     5,128     6,127        988    1993-1994
  Douglasville, GA
County Park Plaza        ----      196     1,500             435         56        140     1,935     2,075        615       1980
  Scottsboro, AL
Devonshire Place         ----      371     3,449           2,357       ----        520     5,806     6,326        835    1995-1996
  Cary, NC
E Ridge Xing (E)         ----      832     2,494           1,606        101        731     4,100     4,831      1,060       1988
  East Ridge, TN
Eastowne Xing (E)        ----      867     2,765           1,933         81        786     4,698     5,484      1,311       1989
  Knoxville, TN
Fifty Eight Xing (E)     ----      839     2,360              53         96        743     2,413     3,156        806       1988
  Chattanooga, TN
Garden City Plaza  (E)   ----    1,056     2,569           1,080        476        580     3,649     4,229      1,425       1984
  Garden City, KS
Girvin Plaza             ----      898     1,998           1,266        196        702     3,264     3,966        615    1989-1990
  Jacksonville, FL
Greenport Towne Ctr     4,004      659     6,161           (217)       ----        659     5,944     6,603      1,150    1993-1994
  Hudson, NY
Gunbarrel Pointe       11,975    4,170    10,874             229       ----      4,170    11,103    15,273        361       2000
  Chattanooga, TN
Hampton Plaza            ----      973     2,689              58          8        965     2,747     3,712        772    1989-1990
  Tampa, FL
Henderson Square        6,026      428     8,074             364        188        240     8,438     8,678      1,446    1994-1995
  Henderson, NC
Jasper Square  (E)       ----      235     1,423           1,727       ----        235     3,150     3,385        954       1986
  Jasper, AL


                CBL & Associates Properties, Inc. - 2001 Form 10K

Keystone Xing            ----      938     2,216              97        113        825     2,313     3,138        829       1989
  Tampa, FL
Kingston Overlook        ----    1,693     5,664           1,576       ----      2,105     7,240     9,345        909       1996
  Knoxville, TN
Lady's Island  (E)       ----      300     2,323             329          8        292     2,652     2,944        612       1992
  Beaufort, SC
LaGrange Commons         ----      835     5,765             635       ----        835     6,400     7,235        840    1995-1996
  LaGrange, NY
Lionshead Village        ----    3,674     4,153           3,065       ----      3,674     7,218    10,892        511       1998
  Nashville,  TN
Longview Xing             379     ----     1,308             446       ----          0     1,754     1,754        451       1988
  Longview, NC
Lunenburg Crossing       ----    1,020     2,308             (9)       ----      1,020     2,299     3,319        413    1993-1994
  Lunenburg, MA
Marketplace at Flower    ----    2,269     8,820             111       ----      2,269     8,931    11,200        403       2000
Mound
  Flowermound, TX
Massard Crossing         ----      843     5,726             784       ----        843     6,510     7,353        734       1997
  Fort Smith, AR
North Haven Xing        6,132    3,229     8,061              63       ----      3,229     8,124    11,353      1,733    1992-1993
  North Haven, CT
Northcreek Plaza         ----       98     1,201              51       ----         98     1,252     1,350        303       1983
  Greenwood, SC
Northridge Plza (E)      ----    1,087     2,970           1,876       ----      1,244     4,846     6,090      1,907       1984
  Hilton Head, SC
Northwoods Plaza        1,119      496     1,403             106       ----        496     1,509     2,005        368       1995
  Albemarle, NC
Oaks Crossing            ----      571     2,885         (1,492)       ----        655     1,393     2,048        448       1988
  Otsego, MI
Orange Plaza             ----      395     2,111             126       ----        395     2,237     2,632        535       1992
  Roanoke, VA
Park Place                571     ----     3,590             604       ----        230     4,194     4,424      1,735       1984
  Chattanooga, TN
Perimeter Place         1,240      764     2,049             279       ----        770     2,328     3,098        933       1985
  Chattanooga, TN
Rawlinson  Place         ----      279     1,573              76       ----        292     1,649     1,941        590       1987
  Rock Hill, SC
Rhett @ Remount          ----       67     1,877             883       ----         67     2,760     2,827      1,112       1992
  Charleston, SC
Salem Crossing           ----    2,385     7,094           (299)       ----      2,385     6,795     9,180        831       1997
  Virginia Beach, VA
Sattler Square  (E)      ----      792     4,155             389         87        705     4,544     5,249      1,383    1988-1989
  Big Rapids, MI
Seacoast Shopping       5,254    1,374     4,164           2,730        179      1,195     6,894     8,089      1,711       1991
Center
  Seabrook, NH
Shenandoah Crossing       476      122     1,382              76          7        115     1,458     1,573        474       1988
  Roanoke, VA
Signal Hills Vill        ----     ----       579             488       ----          0     1,067     1,067        355    1983-1984
  Statesville, NC


                CBL & Associates Properties, Inc. - 2001 Form 10K

Southgate Xing           ----     ----     1,002              25       ----          0     1,027     1,027        387    1984-1985
  Bristol, TN
Springhurst Towne      21,830    7,424    30,672           6,796       ----      7,463    37,429    44,892      3,824       1997
Center
  Louisville, KY
Springs Crossing         ----     ----     1,422             932       ----          0     2,354     2,354        734       1987
  Hickory, NC
Statesboro Square        ----      237     1,643             169         10        227     1,812     2,039        700       1986
  Statesboro, GA
Stone East Plz  (E)      ----      266     1,635             305         49        217     1,940     2,157        786       1987
  Kingsport, TN
Strawbridge MK Place     ----    1,969     2,492            ----       ----      1,969     2,492     4,461        312       1997
  Strawbridge, VA
Suburban Plaza          8,342    3,223     3,796           3,271       ----      3,223     7,067    10,290      1,444       1995
  Knoxville, TN
Uvalde Plaza              595      574     1,506              26        255        319     1,532     1,851        554       1987
  Uvalde, TX
Valley Commons            824      342     1,819             639       ----        342     2,458     2,800        827       1988
  Salem, VA
Valley Xing   (E)        ----    2,390     6,471           5,188         37      3,034    11,659    14,693      3,011       1988
  Hickory, NC
Village at Wexford       ----      555     3,009             197       ----        501     3,206     3,707        950    1989-1990
  Cadillac, MI
Village Square           ----      750     3,591           (233)       ----        142     3,358     3,500      1,069    1989-1990
  Houghton Lake, MI
Willow Springs          4,056    2,917     6,107           5,017       ----      2,917    11,124    14,041      2,255       1991
  Nashua, NH
Willowbrook Plaza      33,065    4,543    40,356            ----       ----      4,542    40,356    44,898        988       2001
  Houston,  TX
34th St Xing            1,354    1,102     2,743             164         79      1,023     2,907     3,930        907       1989
  St. Petersburg, FL

DISPOSALS
Bennington Place         ----      256     1,754         (2,010)       ----       ----      ----      ----       ----       1988
  Roanoke, VA
Creekwood Crossing       ----    1,994    18,226        (20,220)       ----       ----      ----      ----       ----       2000
  Bradenton, FL
Jean  Ribaut Kmart       ----      317     2,065         (2,382)       ----       ----      ----      ----       ----    1983-1984
  Beaufort, SC
Jean Ribaut Square       ----      505     4,007         (4,512)       ----       ----      ----      ----       ----       1983
  Beaufort, SC
Park Village             ----      586     2,874         (3,460)       ----       ----      ----      ----       ----       1990
  Lakeland, FL
Sand Lake Corners        ----    3,182    15,952        (19,134)       ----       ----      ----      ----       ----    1998-1999
  Orlando, FL
Sutton Plaza             ----    1,042     4,671         (5,713)       ----       ----      ----      ----       ----       1997
  Mt. Olive, NJ

                CBL & Associates Properties, Inc. - 2001 Form 10K

OTHER
High Point, NC - Land    ----     ----      ----           2,764       ----        498     1,871     2,369        518       ----
Shops at Soncey          ----    3,270      ----            ----       ----      3,270      ----     3,270
  Temple, TX
Developments in
  Progress Consisting
  of Construction
  and Development
  Properties (F)       205,012   2,955      ----          (2,297)      ----        227       (80)      147        772     ----
                    ---------- --------  ----------   -------------- -------- --------  --------- ---------- ---------
          TOTALS    $2,315,955 $535,702  $2,649,559     $291,618     $9,111   $520,334 $2,961,185 $3,481,519 $346,940
                    ========== ========  ==========   ============== ======== ======== ========== ========== =========

(A)  Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(B)  Encumbrances represent the mortgage notes payable balance at December 31, 2001.
(C)  The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $3.0346 billion.
(D)  Depreciation for all properties is computed over the useful life which is generally forty years.
(E)  Property is pledged as collateral on the secured lines of credit used for development properties.
(F)  Includes non-property mortgages and credit line mortgages.

                CBL & Associates Properties, Inc. - 2001 Form 10K

                         CBL & ASSOCIATES PROPERTIES, INC.

                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION




     The changes in real estate assets and accumulated depreciation for the years ending December 31, 2001, 2000, and 1999 is set forth below: (in thousands).



                                                      2001             2000            1999
                                                    ----------      ----------       ----------
REAL ESTATE ASSETS:
   Balance at beginning of period                   $2,311,660      $2,184,102       $1,982,843
   Additions during the period:
      Additions and improvements                       137,949         173,916          180,094
      Acquisitions of real estate assets               890,385          11,089           69,027
      Acquisitions of real estate assets with          289,373              --               --
          limited partnership interest
    Deductions  during the period:
      Cost of sales                                   (78,774)        (57,320)         (46,188)
      Write-off of development projects                (2,031)           (127)          (1,674)
                                                    ----------      ----------       ----------
   Balance at end of period                         $3,548,562      $2,311,660       $2,184,102
                                                    ==========      ==========       ==========

ACCUMULATED DEPRECIATION:
   Balance at beginning of period                     $271,046        $223,548         $177,055
   Accumulated depreciation on properties sold         (9,248)         (6,193)          (6,640)
   Depreciation expense                                 85,142          53,691           53,133
                                                    ----------      ----------       ----------
   Balance at end of period                           $346,940        $271,046         $223,548
                                                    ==========      ==========       ==========

                CBL & Associates Properties, Inc. - 2001 Form 10K

                                                                   Schedule IV

                        CBL & ASSOCIATES PROPERTIES, INC.
                          MORTGAGE LOANS ON REAL ESTATE
                              AT DECEMBER 31, 2001
                             (Dollars in thousands)

                                                                                                                     Principal
                                                                                                                     Amount of
                                                                                                        Carrying     Mortgages
                                                            Monthly     Balloon               Face       Amount      Subject to
                                                Final       Payment     Payment              Amount        Of        Delinquent
                                   Interest    Maturity     Amount         at      Prior       of       Mortgage     Principal
     Name of Center/Location         Rate        Date         (1)       Maturity   Liens    Mortgage       (2)      or Interest
------------------------------    ----------  ---------    ---------   ---------- --------  ---------  ----------   ------------
  Bi-Lo South                      9.50%        08/06           $22          $0    None      $1,206       $  999            $0
    Cleveland, TN
  Gaston Square                    7.50%        06/19            16           0    None       1,870        1,832           0
    Gastonia, NC
  Inlet Crossing                   7.50%        06/19            24           0    None       2,830        2,805           0
    Myrtle Beach, SC
  Olde Brainerd Centre             9.50%        12/06             4           0    None          14           14             0
    Chattanooga, TN
  Signal Hills Plaza               7.50%        06/19             5           0    None         650          642            0
    Statesville, NC
  Soddy Daisy Plaza                9.50%        12/06             4           0    None         172           56          0
    Soddy Daisy, TN
Park Village                       8.25%        08/10             7           0    None       1,270        1,270             0
   Lakeland, FL
University Crossing                8.75%        02/10             7           0    None         512          507             0
    Pubelo, CO
  Other                            10.00%       02/01-            0       2,509               2,509        2,509             0
                                                09/07
                                                           ---------   ----------           ---------  ----------   ------------
                                                               $102      $2,509             $11,033       10,634            $0
                                                           =========   ==========           =========  ==========   ============

(1)      Equal monthly installments comprised of principal and interest unless otherwise noted.
(2)      The aggregate carrying value for federal income tax purposes is approximately $10,634 at December 31, 2001.


     The changes in mortgage notes receivable for the years ending December 31, 2001, 2000, and 1999 is set forth below: (in thousands).

                                  Year Ended           Year Ended           Year Ended
                                 December 31,         December 31,         December 31,
                                     2001                 2000                 1999
                                 ------------         ------------         ------------
Beginning Balance                   $8,756               $9,385              $9,118
Additions                            2,874                  825               1,690
Payments                             (996)              (1,454)             (1,423)
                                 ------------         ------------         ------------
Ending Balance                     $10,634               $8,756              $9,385
                                 ============         ============         ============

(3)               Exhibits

Exhibit
Number                     Description

3.1        --  Amended and Restated Certificate of Incorporation of the
               Company, dated November 2, 1993(a)

3.2        --  Amended and Restated Bylaws of the Company, dated
               October 27, 1993(a)

3.3        --  Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated May 2, 1996, see page 94

3.4        --  Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated January 31, 2001, see page 106

4.1        --  See Amended and Restated Certificate of Incorporation of the
               Company, relating to the Common Stock(a)

4.2        --  Certificate of Designations, dated June 25, 1998, relating to the 9% Series A Cumulative Redeemable Preferred Stock, see page 110

4.3        --  Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock, see page 117

4.4        --  Terms of Series J Special Common Units of the Operating
               Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership, see page 123

10.1.1     --  Second Amended and Restated Agreement of the Operating
               Partnership dated June 30, 1998(p)

10.1.2     --  First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated January 31, 2001, see page 134

10.2.1     --  Rights Agreement by and between the Company and BankBoston,
               N.A., dated as of April 30, 1999(q)

10.2.2     --  Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank(successor to BankBoston), dated
               January 31, 2001, see page 158

10.3       --  Property Management Agreement between the Operating Partnership and the Management Company(a)

10.4       --  Property Management Agreement relating to Retained Properties(a)

10.5.1     --  CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.5.2     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Charles B. Lebovitz+
10.5.3     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               James L. Wolford+

10.5.4     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               John N. Foy+

10.5.5     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Jay Wiston+

10.5.6     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Ben S. Landress+

10.5.7     --  Non-Qualified Stock Option Agreement, dated May 10, 1994, for
               Stephen D. Lebovitz+

                CBL & Associates Properties, Inc. - 2001 Form 10K

10.5.8     --  Stock Restriction Agreement, dated December 28, 1994, for
               Charles B. Lebovitz+

10.5.9     --  Stock Restriction Agreement, dated December 2, 1994, for
               John N. Foy+

10.5.10    --  Stock Restriction Agreement, dated December 2, 1994, for
               Jay Wiston+

10.5.11    --  Stock Restriction Agreement, dated December 2, 1994, for
               Ben S. Landress+

10.5.12    --  Stock Restriction Agreement, dated December 2, 1994, for
               Stephen D. Lebovitz+

10.6.1     --  Purchase Agreement relating to Frontier Mall(b)

10.6.2     --  Purchase Agreement relating to Georgia Square (JMB)(b)

10.6.3     --  Purchase Agreement Relating to Georgia Square (JCPenney)(b)

10.6.4     --  Purchase Agreement relating to Post Oak Mall(b)

10.7       --  Indemnification Agreements between the Company and the
               Management Company and their officers and directors(a)

10.8.1     --  Employment Agreement for Charles B. Lebovitz(a)+

10.8.2     --  Employment Agreement for James L. Wolford(a)+

10.8.3     --  Employment Agreement for John N. Foy(a)+

10.8.4     --  Employment Agreement for Jay Wiston(a)+

10.8.5     --  Employment Agreement for Ben S. Landress(a)+

10.8.6     --  Employment Agreement for Stephen D. Lebovitz(a)+

10.9       --  Subscription Agreement relating to purchase of the Common
               Stock and Preferred Stock of the Management Company(a)

10.10.1    --  Option Agreement relating to certain Retained Properties(a)

10.10.2    --  Option Agreement relating to Outparcels(a)

10.11.1    --  Property Partnership Agreement relating to Hamilton Place(a)

10.11.2    --  Property Partnership Agreement relating to CoolSprings
                Galleria(a)

10.12.1    --  Acquisition Option Agreement relating to Hamilton Place(a)

10.12.2    --  Acquisition Option Agreement relating to the Hamilton Place
                Centers(a)

10.12.3    --  Acquisition Option Agreement relating to the Office Building(a)

10.13.1    --  Revolving Credit Agreement between the Operating Partnership and First Tennessee Bank, National Association, dated as of March 2, 1994(c)

10.13.2    --  Revolving Credit Agreement, between the Operating Partnership and
               Wells Fargo Advisors Funding, Inc., NationsBank of Georgia, N.A. and First Bank National Association, dated July 28, 1994, (d)

                CBL & Associates Properties, Inc. - 2001 Form 10K

10.13.3    --  Revolving Credit Agreement, between the Operating Partnership and American National Bank and Trust Company of Chattanooga, dated October 14, 1994, (e)

10.13.4    --  Revolving Credit Agreement, between the Operating Partnership and First Tennessee Bank National Association, dated
               November 2, 1994 (e)

10.14      --  Promissory Note Agreement between the Operating Partnership and Union Bank of Switzerland, dated May 5, 1995(f)

10.15      --  Amended and Restated Loan Agreement between the Operating
               Partnership and First Tennessee Bank National Association, dated July 12, 1995(g)

10.16      --  Second Amendment to Credit Agreement between the Operating
               Partnership and Wells Fargo Realty Advisors Funding, Inc. dated July 5, 1995(g)

10.17      --  Consolidation, Amendment, Renewal, and Restatement of Notes
               between the Galleria Associates, L.P. and The Northwestern Mutual Life Insurance Company(h)

10.18.1    --  Promissory Note Agreement between High Point Development
               Limited Partnership and The Northwestern Mutual Life Insurance Company, dated January 26, 1996(i)

10.18.2    --  Promissory Note Agreement between Turtle Creek Limited
               Partnership and Connecticut General Life Insurance Company, dated February 14, 1996(i)

10.19      --  Amended and Restated Credit Agreement between the Operating
               Partnership and Wells Fargo Bank N.A. etal, dated
               September 26, 1996(j)

10.20      --  Promissory Note Agreement between the Operating Partnership and Compass Bank dated, September 17, 1996. (j)

10.21.1    --  Promissory Note Agreement between St Clair Square Limited
               Partnership and Wells Fargo National Bank, dated
               December 11, 1996(k)

10.21.2    --  Promissory Note Agreement between Lebcon Associates and
               Principal Mutual Life Insurance Company dated,
               March 18, 1997(k)

10.21.3    --  Promissory Note Agreement between Westgate Mall Limited
               Partnership and Principal Mutual Life Insurance Company dated, February 16, 1997(k)

10.22.1    --  Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal, dated February 24, 1997(k)

10.22.2    --  Amended and Restated Credit Agreement between the
               Operating Partnership and First Tennessee Bank etal, dated July 29, 1997(l)

10.22.3    --  Second Amended and Restated Credit Agreement between the
               Operating Partnership and Wells Fargo Bank N.A. etal, dated June 5, 1997, effective April 1,1997(l)

10.22.4    --  First Amendment to Second Amended and Restated Credit Agreement
               between the Operating Partnership and Wells Fargo Bank N.A. etal, dated November 11, 1997(l)

10.23.1    --  Loan Agreement between Asheville LLC and Wells Fargo Bank
               N.A., dated February 17, 1998(l)

10.23.2    --  Loan Agreement between Burnsville Minnesota LLC and U.S.
               Bank National Association dated January 30, 1998(l)

10.24      --  Loan agreement with South Trust Bank, dated January 15 , 1998(m)

                CBL & Associates Properties, Inc. - 2001 Form 10K

10.25      --  Loan agreement between Rivergate Mall Limited Partnership, The
               Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc., Dated
               July 1, 1998(n)

10.26.1    --  Amended and restated Loan Agreement between the Company and
               First Tennessee Bank National Association, Dated June 12, 1998(o)

10.26.2    --  First Amendment To Third Amended And Restated Credit Agreement
               and Third Amended And Restated Credit Agreement between the Company and Wells Fargo Bank, National Association, dated August 4, 1998(o)

10.27      --  Promissory Note with Teachers Insurance and Annuity Association of American and St. Clair Square Limited Partnership Bank, dated March 11, 1999(p)

10.28      --  Promissory Note with Wells Fargo Bank National Associates and
               Parham Road Limited Partnership (York Galleria), dated
               July 1, 1999(r)

10.29      --  Agreement of Purchase and Sale By and Between YGL Partners and
               the Operating Partnership assigned to Parham Road Limited Partnership (York Galleria), dated February 2, 1999(r)

10.30.1    --  Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities(s)

10.30.2    --  Amendment to Master Contribution Agreement, dated as of
               September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities(t)

10.31      --  Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001(t)

10.32.1    --  Registration Rights Agreement by and between the Company and the Holders of SCU's listed on Schedule 1 thereto, dated as of January 31, 2001(t)

10.32.2    --  Registration  Rights  Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001(t)

10.32.3    --  Registration  Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001(t)

10.33      --  Loan Agreement by and between the Operating Partnership, Wells
               Fargo Bank, National Association, Fleet National Bank, U.S.
               Bank National Association, Commerzbank AG, New York And Grand Cayman Branches, and Keybank National Association, together with certain other lenders parties thereto pursuant to Section 8.6 thereof, dated as of January 31, 2001(t)

21         --  Subsidiaries of the Company, see page 161

23         --  Consent of Arthur Andersen LLP, see page 166

24         --  Power of Attorney, see page 167

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

                CBL & Associates Properties, Inc. - 2001 Form 10K

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

(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(k) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(l) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(m) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(n) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(o) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(p) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(q) Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 1999.

(r) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(s) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 27, 2000.

(t) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.


+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

                CBL & Associates Properties, Inc. - 2001 Form 10K

(b)   Reports on Form 8-K

The outline from the Company's October 31, 2001 conference call with analysts regarding earnings (item 5) was filed on October 31, 2001.

The outline from the Company's February 7, 2002 conference call with analysts regarding earnings (Item 5) was filed on February 7, 2002.

                CBL & Associates Properties, Inc. - 2001 Form 10K

                    SUBSIDIARIES OF THE COMPANY

                                                              STATE OF
                                                          INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-----------------------------------------------------     ------------------
Albemarle Partners Limited Partnership                    North Carolina
APWM, LLC                                                 Georgia
Arbor Place GP, Inc.                                      Georgia
Arbor Place Limited Partnership                           Georgia
Asheville, LLC                                            North Carolina
BJ/Portland Limited Partnership                           Maine
Bonita Lakes Mall Limited Partnership                     Mississippi
Brookfield Square Joint Venture                           Ohio
Bursnville Minnesota, LLC                                 Minnesota
Cadillac Associates Limited Partnership                   Tennessee
Capital Crossing Limited Partnership                      North Carolina
Cary Limited Partnership                                  North Carolina
Cary Venture Limited Partnership                          Delaware
CBL & Associates Limited Partnership                      Delaware
CBL & Associates Management, Inc.                         Delaware
CBL Holdings I, Inc.                                      Delaware
CBL Holdings II, Inc.                                     Delaware
CBL Morristown, LTD.                                      Tennessee
CBL Terrace Limited Partnership                           Tennessee
CBL/34th Street St. Petersburg Limited Partnership        Florida
CBL/Bartow Limited Partnership                            Florida
CBL/BFW Kiosks, LLC                                       Delaware
CBL/Brookfield I, LLC                                     Delaware
CBL/Brookfield II, LLC                                    Delaware
CBL/Brushy Creek Limited Partnership                      Florida
CBL/Buena Vista Limited Partnership                       Georgia
CBL/Cary I, LLC                                           Delaware
CBL/Cary II, LLC                                          Delaware
CBL/Cedar Bluff Crossing Limited Partnership              Tennessee
CBL/Cherryvale I, LLC                                     Delaware
CBL/Citadel I, LLC                                        Delaware
CBL/Citadel II, LLC                                       Delaware
CBL/Columbia I, LLC                                       Delaware
CBL/Columbia II, LLC                                      Delaware
CBL/Eastgate I, LLC                                       Delaware
CBL/Eastgate II, LLC                                      Delaware
CBL/Fayette I, LLC                                        Delaware
CBL/Fayette II, LLC                                       Delaware
CBL/Foothills Plaza Partnership                           Tennessee
CBL/GP Cary, Inc.                                         North Carolina
CBL/GP I, Inc.                                            Tennessee
CBL/GP II, Inc.                                           Wyoming

                CBL & Associates Properties, Inc. - 2001 Form 10K

CBL/GP III, Inc.                                          Mississippi
CBL/GP V, Inc.                                            Tennessee
CBL/GP VI, Inc.                                           Tennessee
CBL/GP, Inc.                                              Wyoming
CBL/Huntsville, LLC                                       Delaware
CBL/J I, LLC                                              Delaware
CBL/J II, LLC                                             Delaware
CBL/Jefferson I, LLC                                      Delaware
CBL/Jefferson II, LLC                                     Delaware
CBL/Karnes Corner Limited Partnership                     Tennessee
CBL/Kentucky Oaks, LLC                                    Delaware
CBL/Low Limited Partnership                               Wyoming
CBL/Madison I, LLC                                        Delaware
CBL/Midland I, LLC                                        Delaware
CBL/Midland II, LLC                                       Delaware
CBL/Nashua Limited Partnership                            New Hampshire
CBL/North Haven, Inc.                                     Connecticut
CBL/Northwoods I, LLC                                     Delaware
CBL/Northwoods II, LLC                                    Delaware
CBL/Old Hickory I, LLC                                    Delaware
CBL/Old Hickory II, LLC                                   Delaware
CBL/Parkdale, LLC                                         Texas
CBL/Perimeter Place Limited Partnership                   Tennessee
CBL/Plant City Limited Partnership                        Florida
CBL/Plantation Plaza, L.P.                                Virginia
CBL/Rawlinson Place Limited Partnership                   Tennessee
CBL/Regency I, LLC                                        Delaware
CBL/Regency II, LLC                                       Delaware
CBL/Springs Crossing Limited Partnership                  Tennessee
CBL/Stroud, Inc.                                          Pennsylvania
CBL/Suburban, Inc.                                        Tennessee
CBL/Tampa Keystone Limited Partnership                    Florida
CBL/Towne Mall I, LLC                                     Delaware
CBL/Towne Mall II, LLC                                    Delaware
CBL/Uvalde, Ltd.                                          Texas
CBL/Wausau I, LLC                                         Delaware
CBL/Wausau II, LLC                                        Delaware
CBL/Wausau III, LLC                                       Delaware
CBL/Wausau IV, LLC                                        Delaware
CBL/Weston I, LLC                                         Delaware
CBL/Weston II, LLC                                        Delaware
CBL/York, Inc.                                            Pennsylvania
Charleston Joint Venture                                  Ohio
Chester Square Limited Partnership                        Virginia

                CBL & Associates Properties, Inc. - 2001 Form 10K

Chesterfield Crossing, LLC                                Virginia
Coastal Way, L.C.                                         Florida
Cobblestone Village at St. Augustine, LLC                 Florida
College Station Partners, Ltd.                            Texas
Columbia Joint Venture                                    Ohio
Coolsprings Crossing Limited Partnership                  Tennessee
Cortlandt Town Center Limited Partnership                 New York
Cortlandt Town Center, Inc.                               New York
Cosby Station Limited Partnership                         Georgia
Courtyard at Hickory Hollow Limited Partnership           Delaware
Creekwood Gateway, LLC                                    Florida
Crossville Associates Limited Partnership                 Tennessee
CV at North Columbus, LLC                                 Georgia
Development Options, Inc.                                 Wyoming
Development Options/Cobblestone, LLC                      Florida
East Ridge Partners, L.P.                                 Tennessee
East Towne Crossing Limited Partnership                   Tennessee
Eastgate Company                                          Ohio
Eastridge, LLC                                            North Carolina
ERMC II, L.P.                                             Tennessee
ERMC III, L.P.                                            Tennessee
ERMC IV, LP                                               Tennessee
ERMC V, L.P.                                              Tennessee
Fifty-Eight Partners, L.P.                                Tennessee
Foothills Mall Associates, LP                             Tennessee
Foothills Mall, Inc.                                      Tennessee
Frontier Mall Associates Limited Partnership              Wyoming
Georgia Square Associates, Ltd.                           Georgia
Georgia Square Partnership                                Georgia
Governor's Square Company IB                              Ohio
Governor's Square Company                                 Ohio
Gunbarrel Commons, LLC                                    Tennessee
Henderson Square Limited Partnership                      North Carolina
Hickory Hollow Courtyard, Inc.                            Delaware
Hickory Hollow Mall Limited Partnership                   Delaware
Hickory Hollow Mall, Inc.                                 Delaware
High Point Development Limited Partnership                North Carolina
High Point Development Limited Partnership II             North Carolina
Houston Willowbrook LLC                                   Texas
Hudson Plaza Limited Partnership                          New York
Janesville Mall Limited Partnership                       Wisconsin
Janesville Wisconsin, Inc.                                Wisconsin
Jarnigan Road Limited Partnership                         Tennessee
JC Randolph, LLC                                          Ohio

                CBL & Associates Properties, Inc. - 2001 Form 10K

Jefferson Mall Company                                    Ohio
JG Saginaw, LLC                                           Ohio
JG Winston-Salem, LLC                                     Ohio
Kentucky Oaks Mall Company                                Ohio
Kingston Overlook Limited Partnership                     Tennessee
LaGrange Commons Limited Partnership                      New York
Lakeshore Gainesville Limited Partnership                 Georgia
Lakeshore/Sebring Limited Partnership                     Florida
Leaseco, Inc.                                             New York
Lebcon Associates                                         Tennessee
Lebcon I, Ltd.                                            Tennessee
Lee Partners                                              Tennessee
Lexington Joint Venture                                   Ohio
Lion's Head Limited Partnership                           Tennessee
Longview Associates Limited Partnership                   North Carolina
Lunenburg Crossing Limited Partnership                    Massachusetts
Madison Joint Venture                                     Ohio
Madison Plaza Associates, Ltd.                            Alabama
Madison Square Associates, Ltd.                           Alabama
Mall Shopping Center Company, L.P.                        Texas
Maryville Department Stores Associates                    Tennessee
Maryville Partners, L.P.                                  Tennessee
Massard Crossing Limited Partnership                      Arkansas
Meridian Mall Company, Inc.                               Michigan
Meridian Mall Limited Partnership                         Michigan
Midland Joint Venture                                     Michigan
Montgomery Partners, L.P.                                 Tennessee
Mortgage Holdings, LLC                                    Delaware
NewLease Corp.                                            Tennessee
North Charleston Joint Venture                            Ohio
North Haven Crossing Limited Partnership                  Connecticut
Oak Ridge Associates Limited Partnership                  Tennessee
Old Hickory Mall Venture                                  Tennessee
Park Village Limited Partnership                          Florida
Parkdale Mall Associates                                  Texas
Parkway Place Limited Parntership                         Alabama
Parkway Place, Inc.                                       Alabama
Post Oak Mall Associates Limited Partnership              Texas
Property Taxperts, LLC                                    Nevada
Racine Joint Venture                                      Ohio
RC Jacksonville, LC                                       Florida
RC Strawbridge Limited Partnership                        Virginia
Rivergate Mall Limited Partnership                        Delaware
Rivergate Mall, Inc.                                      Delaware

                CBL & Associates Properties, Inc. - 2001 Form 10K

Salem Crossing Limited Partnership                        Virginia
Sand Lake Corners Limited Partnership                     Florida
Sand Lake Corners, LC                                     Florida
Scottsboro Associates, Ltd.                               Alabama
Seacoast Shopping Center Limited Partnership              New Hampshire
Shopping Center Finance Corp.                             Wyoming
Springdale/Mobile GP II, Inc.                             Alabama
Springdale/Mobile GP, Inc.                                Alabama
Springdale/Mobile Limited Partnership                     Alabama
Springdale/Mobile Limited Partnership II                  Alabama
Springhurst Limited Partnership                           Kentucky
St. Clair Square GP, Inc.                                 Illinois
St. Clair Square Limited Partnership                      Illinois
Sterling Creek Commons Limited Partnership                Virginia
Stone East Partners, Ltd.                                 Tennessee
Stoney Brook Landing LLC                                  Kentucky
Stroud Mall LLC                                           Pennsylvania
Suburban Plaza Limited Partnership                        Tennessee
Sutton Plaza GP, Inc.                                     New Jersey
Sutton Plaza Limited Partnership                          New Jersey
The Galleria Associates, L.P.                             Tennessee
The Lakes Mall, LLC                                       Michigan
The Landing at Arbor Place Limited Partnership            Missouri
The Marketplace at Mill Creek, LLC                        Georgia
Towne Mall                                                Ohio
Turtle Creek Limited Partnership                          Mississippi
Twin Peaks Mall Associates, Ltd.                          Colorado
Valley Crossing Associates Limited Partnership            North Carolina
Vicksburg Mall Associates, Ltd.                           Mississippi
Village at Rivergate Limited Partnership                  Delaware
Village at Rivergate, Inc.                                Delaware
Walnut Square Associates Limited Partnership              Wyoming
Wausau Joint Venture                                      Ohio
Westgate Crossing Limited Partnership                     North Carolina
Westgate Mall Limited Partnership                         South Carolina
Willowbrook Plaza Limited Partnership                     Maine
 (f/k/a Portland/HQ Limited Partnership)
York Galleria Limited Partnership                         Virginia

                                                                   Exhibit 23





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into CBL & Associates Properties, Inc.'s previously filed Registration Statements on Forms S-3 (File Nos. 33-62830, 333-90395 and 333-47041) and Forms S-8 (File Nos. 33-73376, 333-04295
and 333-41768).



                                                       ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
March 6, 2002

                                                                    Exhibit 24
                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report of CBL & Associates Properties, Inc. on Form 10-K for the fiscal year ended December 31, 2001, including one or more amendments to such Form 10-K, which amendments may make such changes as such person deems appropriate, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power-of-Attorney on the date set opposite his respective name.

Signature                      Title                           Date

 /s/ Charles B. Lebovitz       Chairman of the Board           March 6, 2002
------------------------       and Chief
     Charles B. Lebovitz       Executive Officer
                               (Principal Executive Officer)


 /s/ John N. Foy               Vice Chairman of the Board,     March 6, 2002
------------------------       Chief Financial Officer and
     John N. Foy               Treasurer (Principal Financial
                               Officer and Principal Accounting
                               Officer)



 /s/ Stephen D. Lebovitz       Director, President             March 6, 2002
------------------------       and Secretary
     Stephen D. Lebovitz

 /s/ Claude M.Ballard          Director                        March 6, 2002
------------------------
     Claude M. Ballard

 /s/ Leo Fields                Director                        March 6, 2002
------------------------
     Leo Fields

 /s/ William J.Poorvu          Director                        March 6, 2002
------------------------
     William J. Poorvu

 /s/ Winston W. Walker         Director                        March 6, 2002
------------------------
     Winston W. Walker

 /s/ Gary L. Bryenton          Director                        March 6, 2002
------------------------
     Gary L. Bryenton

 /s/ Martin J. Cleary          Director                        March 6, 2002
------------------------
     Martin J. Cleary

*By: /s/ Charles B. Lebovitz
    ------------------------
         Charles B. Lebovitz   Attorney-in-Fact                March 6, 2002