Form 10-Q
period 2002-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2002-05-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended   March 31, 2002
                                        --------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended                 to
                                        ----------------  -----------------

         Commission File Number   1-12494
                                ---------------

                         CBL & Associates Properties, Inc.
----------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              Delaware                                  62-1545718
------------------------------------------      ----------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)

CBL Center, 2030 Hamilton Place Boulevard, Chattanooga, TN         37421
------------------------------------------------------------- --------------
          (Address of principal executive offices)              (Zip Code)

(Registrant's telephone number, including area code)       (423) 855-0001
                                                     -----------------------

----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ----

The number of shares outstanding of each of the registrants classes of common stock, as of May 9, 2002 : Common Stock, par value $.01 per share, 29,154,664 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX

PART I   FINANCIAL INFORMATION                                    PAGE NUMBER

ITEM 1:  FINANCIAL INFORMATION                                           3

         CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31,
         2002 AND DECEMBER 31, 2001                                      4

         CONSOLIDATED STATEMENTS OF OPERATIONS - FOR
         THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001                  5

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
         THREE MONTHS ENDED MARCH 31, 2002 AND 2001                      6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  11

PART II  OTHER INFORMATION

         ITEM 1:  LEGAL PROCEEDINGS                                     20

         ITEM 2:  CHANGES IN SECURITIES                                 20

         ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                       20

         ITEM 4:  SUBMISSION OF MATTERS TO HAVE
                  A VOTE OF SECURITY HOLDERS                            20

         ITEM 5:  OTHER INFORMATION                                     20

         ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                      20


SIGNATURE                                                               21

                        CBL & Associates Properties, Inc.


ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 2001 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2001.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                      March 31,          December 31,
                                                                                        2002                 2001
                                                                                  --------------        --------------
ASSETS
REAL ESTATE ASSETS:
  Land                                                                                 $519,205            $520,334
  Buildings and improvements                                                          3,001,689           2,961,185
                                                                                  --------------        --------------
                                                                                      3,520,894           3,481,519
    Less: Accumulated depreciation                                                    (366,334)           (346,940)
                                                                                  --------------        --------------
                                                                                      3,154,560           3,134,579
  Developments in progress                                                               37,029              67,043
                                                                                  --------------        --------------
    Net investment in real estate assets                                              3,191,589           3,201,622
CASH, RESTRICTED CASH AND CASH EQUIVALENTS                                               21,729              10,137
RECEIVABLES:
  Tenant, net of allowance for doubtful accounts of $2,854
     in 2002 and 2001                                                                    35,057              38,353
  Other..                                                                                 4,103               2,833
MORTGAGE NOTES RECEIVABLE                                                                11,312              10,634
INVESTMENT IN UNCONSOLIDATED AFFILIATES                                                 103,954              77,673
OTHER ASSETS                                                                             32,997              31,599
                                                                                  --------------        --------------
                                                                                     $3,400,741          $3,372,851
                                                                                  ==============        ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
MORTGAGE AND OTHER NOTES PAYABLE                                                     $2,191,043          $2,315,955
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                                 81,611             103,707
                                                                                  --------------        --------------
  Total liabilities                                                                   2,272,654           2,419,662
COMMITMENTS AND CONTINGENCIES (Note 2)
MINORITY INTEREST                                                                       492,372             431,101
                                                                                  --------------        --------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized,
    2,875,000 outstanding in 2002 and 2001                                                   29                  29
  Common stock, $.01 par value, 95,000,000 shares authorized,
    29,085,039 and 25,616,917 shares issued and outstanding
    in 2002 and 2001, respectively                                                          291                 256
  Additional paid - in capital                                                          650,451             556,383
  Other comprehensive loss                                                              (4,642)             (6,784)
  Accumulated deficit                                                                  (10,414)            (27,796)
                                                                                  --------------        --------------
    Total shareholders' equity                                                          635,715             522,088
                                                                                  --------------        --------------
                                                                                     $3,400,741          $3,372,851
                                                                                  ==============        ==============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                               ---------------------------------
                                                                                    2002             2001
                                                                               ---------------- ----------------
   REVENUES:
    Minimum rent                                                                     $  91,525        $  77,402
    Percentage rent                                                                      6,717            4,238
    Other rent                                                                           2,061            1,482
   Tenant reimbursements                                                                38,801           36,228
   Management, leasing  and development fees                                             1,298              727
   Interest and other                                                                    1,933              998
                                                                               ---------------- ----------------
      Total revenues                                                                   142,335          121,075
   EXPENSES:
   Property operating                                                                   22,433           19,203
   Depreciation and amortization                                                        23,329           19,910
   Real estate taxes                                                                    11,648            9,537
   Maintenance and repairs                                                               8,637            7,567
   General and administrative                                                            5,741            4,863
   Interest.                                                                            36,250           36,278
   Other                                                                                    --                4
                                                                               ---------------- ----------------
      Total expenses                                                                   108,038           97,362
                                                                               ---------------- ----------------
   INCOME FROM OPERATIONS                                                               34,297           23,713
   GAIN ON SALES OF REAL ESTATE ASSETS                                                     415            4,058
   EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES                                       2,087            1,623
   MINORITY INTEREST IN EARNINGS:
      Operating partnership                                                           (16,197)         (12,087)
      Shopping center properties                                                         (914)            (536)
                                                                               ---------------- ----------------
   Income before extraordinary item and discontinued operations                         19,688           16,771
                                                                               ---------------- ----------------
   Operating income of discontinued operations                                              35               26
   Gain on disposal of discontinued operations                                           1,243               --
   Extraordinary loss on early extinguishment of debt                                  (1,965)               --
                                                                               ---------------- ----------------
   NET INCOME                                                                           19,001           16,797
   PREFERRED DIVIDENDS                                                                 (1,617)          (1,617)
                                                                               ---------------- ----------------
   NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                       $  17,384          $15,180
                                                                               ================ ================
   BASIC PER SHARE DATA:
      Income before extraordinary item and discontinued operations                    $   0.69         $   0.60
                                                                               ================ ================
      Extraordinary item and discontinued operations                                  $  (0.03)        $    --
                                                                               ---------------- ----------------
      Net income                                                                      $   0.66         $   0.60
                                                                               ================ ================
      Weighted average common shares outstanding                                        26,356           25,132
   DILUTED PER SHARE DATA:
      Income before extraordinary item and discontinued operations                    $   0.67         $   0.60
                                                                               ================ ================
      Extraordinary item and discontinued operations                                  $  (0.03)        $    --
                                                                               ---------------- ----------------
      Net income                                                                      $   0.64         $   0.60
                                                                               ================ ================
      Weighted average shares and potential dilutive common shares outstanding          27,121           25,503

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (UNAUDITED)

                                                                                          Three Months
                                                                                        Ended March 31,
                                                                                  -----------------------------
                                                                                      2002           2001
                                                                                  -------------- --------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                            19,001        $16,797
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Minority interest in earnings                                                       17,111         12,623
     Depreciation                                                                        18,717         16,065
     Amortization                                                                         4,612          4,243
     Gain on disposal of discontinued operations                                         (1,243)             -
     Gain on sales of real estate assets                                                   (414)        (4,058)
     Extraordinary loss on early extinguishment of debt                                   1,965              -
     Equity in earnings of unconsolidated affiliates                                     (2,087)        (1,623)
     Distributions from unconsolidated affiliates                                        15,705          5,189
     Issuance of stock under incentive plan                                               1,150            997
     Write-off of development projects                                                        -              4
     Distributions to minority investors                                                (15,650)        (6,031)
   Changes in assets and liabilities
     Tenant and other receivables                                                         2,025         (4,266)
     Other assets                                                                        (1,179)        (3,136)
     Accounts payable and accrued liabilities                                            (2,804)        14,106
                                                                                  -------------- --------------
             Net cash provided by operating activities                                   56,909         50,910
                                                                                  -------------- --------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Construction of real estate assets and land acquisition                          (13,305)       (21,778)
       Acquisitions of real estate assets                                                     -       (114,702)
       Capitalized interest                                                                (844)        (1,470)
       Other capital expenditures                                                       (11,629)        (5,522)
       Proceeds from sales of real estate assets                                         22,682         11,183
       Cash in escrow                                                                         -         (5,794)
       Additions to notes receivable                                                     (3,219)        (2,436)
       Payments received on notes receivable                                              2,540            512
       Additions to other assets                                                           (403)        (1,374)
       Advances and investments in unconsolidated affiliates                            (12,483)       (12,555)
                                                                                  -------------- --------------
             Net cash used in investing activities                                      (16,660)      (153,936)
                                                                                  -------------- --------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from mortgage and other notes payable                                   120,330        140,782
       Principal payments on mortgage and other notes payable                          (248,571)       (17,636)
       Additions to deferred financing costs                                               (341)        (3,414)
       Dividends paid                                                                   (15,258)       (14,402)
       Proceeds from issuance of common stock                                           115,690          1,710
       Proceeds from exercise of stock options                                            1,367          3,262
                                                                                  -------------- --------------
             Net cash provided by financing activities                                  (28,658)       110,302
                                                                                  -------------- --------------
   NET CHANGE IN CASH AND CASH EQUIVALENTS                                               11,592          7,276
   CASH AND CASH EQUIVALENTS, beginning of period                                        10,137          5,184
                                                                                  -------------- --------------
   CASH AND CASH EQUIVALENTS, end of period                                             $21,729        $12,460
                                                                                  ============== ==============
   Cash paid for interest, net of amounts capitalized                                   $37,223        $32,364
                                                                                  ============== ==============

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                   Notes to Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At March 31, 2002, the Company had investments in seven partnerships for eleven properties, all of which are reflected using the equity method of accounting. During the quarter the Company discontinued the equity method of accounting for a partnership after acquiring a controlling interest in the partnership. In February 2002 the Company entered into a joint venture after contibuting one associated center and two community center properties to the venture and taking back a 10% interest. Condensed combined results of operations for the unconsolidated affiliates are presented as follows (in thousands):

                                       Total for the Three Months      Company's Share for Three
                                            Ended March 31,             Months Ended March 31,
                                    -------------------------------  -------------------------------
                                         2002            2001            2002            2001
                                    ---------------  --------------  --------------   --------------
 Revenues                                 $  11,854       $  12,482        $  5,927        $  6,034
                                    ---------------  --------------  --------------   --------------
 Depreciation and Amortization                1,738           1,510             924             729
 Interest expense                             2,549           3,383           1,271           1,632
 Other operating expenses                     3,264           4,468           1,645           2,155
                                    ---------------  --------------  --------------   --------------
 Income before gain on sale                   4,303           3,121           2,087           1,518
 Gain on sale                                     -             222               -             105
                                    ---------------  --------------  --------------   --------------
 Net income                               $   4,303       $   3,343       $   2,087        $  1,623
                                    ===============  ==============  ==============   ==============



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


NOTE 3 - CREDIT AGREEMENTS

     The Company has credit facilities of $373.9 million of which $141.5 million is available at March 31, 2002. Outstanding amounts under the credit facilities bear interest at a weighted average interest rate of 4.89% at March 31, 2002. The Company's variable rate debt as of March 31, 2002 was $786.4 million with a weighted average interest rate of 4.13% as compared to 6.60% on $720.9 million of variable rate debt as of March 31, 2001. Through the execution of interest rate swap agreements, the Company has fixed the interest rates on $220.0 million of variable rate debt on operating properties at a weighted average interest rate of 6.39%. The Company's remaining variable rate debt of $566.4 million includes $37.0 million of debt subject to variable rates on construction properties and $529.4 million of debt subject to variable rates on operating properties. There were no fees charged to the Company related to the swap agreements.


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES: DERIVATIVE/FINANCIAL INSTRUMENTS

     In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures or is assigned or terminated early. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

     To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.


NOTE 5 - FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to manage the cost of borrowing obligations.

     The company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. The Company continues to monitor this counterparty credit exposure on an ongoing basis. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, the Company may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. The Company undertakes a variety of borrowings: from lines of credit, to medium- and long-term financings. To reduce overall interest cost, the Company uses interest rate instruments,( typically interest rate swaps and caps), to convert a portion of its variable rate debt to fixed rate debt, or even a portion of its fixed-rate debt to variable rate. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts.

     The Company employs forwards, swaps or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

     The following table summarizes the notional values, fair values and other characteristics of the Company's derivative financial instruments. The notional value at March 31, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

     The Company's interest rate swap agreements in place at March 31, 2002 are as follows (in thousands):

 Notional Amount     Fixed LIBOR Component      Expiration Date    Fair Value
------------------ ------------------------- -------------------- -------------
   $10,000                   5.737%               06/01/2002           $102
     5,000                   5.737%               06/01/2002             51
     5,000                   5.737%               06/01/2002             51
    10,000                   5.737%               06/01/2002            102
    20,000                   5.737%               06/01/2002            203
    20,000                   4.670%               09/26/2002            267
    20,000                   4.670%               09/26/2002            267
    20,000                   4.670%               09/26/2002            267
    10,000                   4.670%               09/26/2002            134
    10,000                   4.670%               09/26/2002            134
     5,000                   4.670%               09/26/2002             66
     5,000                   4.670%               09/26/2002             66
    80,000                   5.830%               08/30/2003          2,945
------------------                                                -------------
  $220,000                                                           $4,655

     On March 31, 2002, the derivative instruments were reported at their fair value as Other Liabilities of $4.7 million. For the quarter, adjustments of $2.1 million were recorded as adjustments in Other Comprehensive Income.

     All of the Company's hedges are designated as cash flow hedges. Cash Flow hedges protect against the variability in future cash outflows on current or forecasted debt. Interest rate swaps that convert variable payments to fixed payments and interest rate caps are cash flow hedges. The changes in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either Accumulated Other Comprehensive Income or in earnings--depending on the hedging relationship. Over time, unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. As of March 31, 2002, the balance in Accumulated Other Comprehensive Income relating to derivatives was $4.6 million. Within the next twelve months, the Company estimates that it will reclassify approximately $3.8mm of this balance to earnings as interest expense.

     The Company hedges its exposure to the variability in future cash flows for forecasted transactions over a maximum period of 12 months. During the forecasted period, unrealized gains and losses in the hedging instrument will be reported in Accumulated Other Comprehensive Income. Once the hedged transaction takes place, the hedge gains and losses will be reported in earnings during the same period in which the hedged item is recognized in earnings.

NOTE 6 - SEGMENT INFORMATION

     Management of the Company measures performance and allocates resources according to property type, which are determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rental income and tenant reimbursements of certain operating expenses under the terms of tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):


                                                      Associated      Community
    Three Months Ended March 31, 2002     Malls         Centers        Centers         All Other          Total
-------------------------------------- ------------- -------------- --------------- ----------------- --------------
Revenues                                  $ 123,131        $ 4,463        $ 15,211          $  (470)     $  142,335
Property operating expenses (1)             (40,346)        (1,328)         (4,038)           2,994         (42,718)
Interest expense                            (32,741)          (927)         (2,543)             (39)        (36,250)
Gain on sales of real estate assets              --             --              --              415             415
                                       ------------- -------------- --------------- ----------------- --------------
Segment profit and loss                    $ 50,044        $ 2,208         $ 8,630          $ 2,900          63,782
                                       ============= ============== =============== =================
Depreciation and amortization                                                                               (23,329)
General and administrative and other                                                                         (5,741)
Equity in earnings and minority
  interest adjustment                                                                                       (15,024)
                                                                                                      --------------
Net income before extraordinary
  items and discontinued operations                                                                      $   19,688
                                                                                                      ==============
Total assets (2)                         $2,734,468       $126,614        $501,350          $38,309      $3,400,741
Capital expenditures (2)                 $   44,719       $   (527)       $  2,149          $25,529      $   71,870



                                                      Associated      Community
    Three Months Ended March 31, 2001     Malls         Centers        Centers         All Other          Total
-------------------------------------- ------------- -------------- --------------- ----------------- --------------
Revenues                                 $   98,127       $  5,055        $ 17,351          $   542      $  121,075
Property operating expenses (1)             (32,232)          (931)         (3,674)             530         (36,307)
Interest expense                            (28,597)        (1,311)         (3,843)          (2,527)        (36,278)
Gain on sales of real estate assets              --             --           2,919            1,139           4,058
                                       ------------- -------------- --------------- ----------------- --------------
Segment profit and loss                  $   37,298       $  2,813        $ 12,753          $  (316)         52,548
                                       ============= ============== =============== =================
Depreciation and amortization                                                                               (19,910)
General and administrative and other                                                                         (4,867)
Equity in earnings and minority
  interest adjustment                                                                                       (11,000)
                                                                                                      --------------
Net income before extraordinary
  items and discontinued operations                                                                      $   16,771
                                                                                                      ==============
Total assets (2)                         $2,102,868       $105,378        $425,658          $751,818     $3,385,722
Capital expenditures (2)                 $1,211,827       $  2,969        $ 41,733          $ 11,259     $1,267,788

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


GENERAL BACKGROUND

     CBL & Associates Properties, Inc. (the "Company") Consolidated Financial Statements and Notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership") which includes at March 31, 2002, the operations of a portfolio of properties consisting of forty-six regional malls, sixteen associated centers, sixty-five community centers, two office buildings, joint venture investments in six regional malls, three associated centers and two community centers, and income from nine mortgages (the "Properties"). The Operating Partnership also has one mall and three mall expansions, one associated center and one community center currently under construction and holds options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     The Company classifies its regional malls into two categories - malls which have completed their initial lease-up ("Stabilized Malls") and malls which are in their initial lease-up phase ("New Malls"). The New Mall category is presently comprised of the redevelopment project Springdale Mall in Mobile, Alabama, Arbor Place Mall in Atlanta (Douglasville), Georgia which opened in October 1999, Parkway Place Mall in Huntsville, Alabama which was acquired in December 1998 and is being redeveloped and The Lakes Mall in Muskegon, Michigan which opened in August 2002.

     On March 15, 2002, the Company completed an offering of 3,352,770 shares of its common stock to the public at a price of $34.55 per share. After underwriter's discount of $0.25 per share the net proceeds of $115 million were used to repay floating rate debt incurred in the acquisition and development programs.

     Subsequent to the end of the quarter the Company acquired Richland Mall in Waco, Texas for $43.3 million. The acquisition was funded from the Company's credit facilities.

RESULTS OF OPERATIONS

     Operational highlights for the three months ended March 31, 2002 as compared to March 31, 2001 are as follows:

SALES

         Mall shop sales, for those tenants who have reported, in the forty-eight Stabilized Malls in the Company's portfolio decreased by 1.1% on a comparable per square foot basis.

                                               Three Months Ended March 31,
                                             --------------------------------
                                                  2002             2001
                                             --------------- ----------------
                  Sales per square foot          $64.08           $64.82

          Totalsales volume in the mall portfolio, including New Malls, decreased by 2.9% to $612.3 million for the three months ended March 31, 2002 from $630.4 million for the three months ended March 31, 2001.

          Occupancy costs as a percentage of sales for the three months ended March 31, 2002 and 2001 for the Stabilized Malls were 14.3% and 14.3%, respectively. Occupancy costs were 11.3%, 11.9% and 11.5% for the years ended December 31, 2001, 2000, and 1999, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

OCCUPANCY

           Occupancy for the Company's overall portfolio was as follows:

                                                            At March 31,
                                                      -------------------------
                                                           2002         2001
                                                      ------------- -----------
                  Core Portfolio:
                     Stabilized malls                      92.9%        91.3%
                     New malls                             87.3         90.1
                     Associated centers                    95.9         95.6
                     Community centers                     96.0         97.9
                     Total core portfolio occupancy        93.8         94.2
                  Newly-Acquired Portfolio:
                     Malls (21)                            87.1         87.6
                     Associated centers (2)                97.5        100.0
                  Total Combined Occupancy:                91.9         92.3
                  Total Mall Portfolio                     90.1         89.6


AVERAGE BASE RENT

               Average base rents for the Company's three portfolio categories were as follows:

                                                            At March 31,
                                                      -------------------------
                                                           2002         2001
                                                      ------------- -----------
                  Malls                                  $23.00       $22.01
                  Associated centers                       9.65         9.51
                  Community centers                        9.59         9.03


LEASE ROLLOVERS

               On spaces previously occupied, the Company achieved the following results from rollover leasing for the three months ended March 31, 2002 compared to the base and percentage rent previously paid:

                                          Per Square     Per Square   Percentage
                                          Foot Rent      Foot Rent    Increase/
                                       Prior Lease (1)  New Lease (2) (Decrease)
                                       ---------------  ------------- ----------
                  Malls                   $24.66          $23.95        (2.9)%
                  Associated centers       17.13           19.75         15.3%
                  Community centers         9.66           10.25          6.1%

                  (1) - Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
                  (2) -  Average base rent over the term of the lease.

     For the three months ended March 31, 2002, malls represented 85.3% of the Company's share of total revenues from all Properties including unconsolidated Properties; revenues from associated centers represented 3.0% and revenues from community centers and other represented 11.7%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

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


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

     Total revenues for the three months ended March 31, 2002 increased by $21.3 million, or 17.6%, to $142.3 million as compared to $121.1 million in 2001. Minimum rents increased by $14.1 million, or 18.2%, to $91.5 million as compared to $77.4 million in 2001, and tenant reimbursements increased by $2.6 million, or 7.1%, to $38.8 million in 2002 as compared to $36.2 million in 2001. Percentage rents increased by $2.5 million, or 58.5%, to $6.7 million as compared to $4.2 million in 2001.

     Management, leasing and development fees increased by $0.6 million, or 78.5%, to $1.3 million as compared to $0.7 million in 2001. This increase is primarily due to increases in fees earned in managed Properties that the Company has a joint venture interest in.

     Approximately $15.4 million of the increase in revenues resulted from a full quarter of operations and $3.5 million of percentage rents for the first quarter of 2002 at nineteen consolidated centers which were acquired on January 31, 2001 compared to two months of operations from these nineteen centers for the first quarter of 2001. Also included is one property formerly accounted for under the equity method of accounting in which the Company acquired a controlling interest during the first quarter of 2002.

     Approximately $3.3 million of the increase in revenues resulted operations at one new Property opened or acquired in the last fifteen months and a full quarter of operations in 2002 from one property formerly accounted for under the equity method of accounting in which the Company acquired all of the remaining interests during the first quarter of 2001.

                                                                                                       Opening/
Project Name                   Location                           Total GLA  Type of Addition          Acquisition Date
------------------------------ ----------------------------- --------------- ------------------------- ------------------
The Lakes Mall                 Muskegon, Michigan                   553,000  New Development           August 2001
                                                                             Acquisition of 50%
Madison Square Mall            Huntsville, Alabama                  934,000  interest                  January 2001

     Property operating expenses, including real estate taxes and maintenance and repairs increased in the first quarter of 2002 by $6.4 million or 17.6% to $42.7 million as compared to $36.3 million in the first quarter of 2001. This increase is primarily attributable to the twenty-one new centers referred to above.

     Depreciation and amortization increased in the first quarter of 2002 by $3.4 million or 17.2% to $23.3 million as compared to $19.9 million in the first quarter of 2001. This increase is primarily due to the addition of the twenty-one new centers referred to above and depreciation on the Company's capital investment in the Properties

     Interest expense was $36.3 million in the first quarter of 2002 and 2001. The same interest expense in both periods was due to refinancing of higher rate long term debt in 2001 and 2002 with lower rate floating debt and lower interest rates on the Company's floating rate debt. The effect on interest expense from the Company's repayment of debt with proceeds from the $115 million stock offering was minimal in the first quarter of 2002.

     The gain on sales of real estate assets decreased in the first quarter of 2002 by $3.7 million, to $0.4 million as compared to $4.1 million in 2001. The majority of gain on sales in the first quarter of 2002 was from the sale of outparcels at two existing centers. During the first quarter of 2002 the Company sold a department store to Dillards at Asheville Mall in Asheville, North Carolina for total proceeds of $6.0 million. There was no gain on the sale.

     Equity in earnings of unconsolidated affiliates increased in the first quarter of 2002 by $0.5 million to $2.1 million in the first quarter of 2002 as compared to $1.6 million in the first quarter of 2001. This increase was the result of acquiring additional interests in three malls and one associated center in three partnerships, and also by contributing three Properties to a joint venture all accounted for under the equity method of accounting. The Properties in which the Company acquired additional interests are; East Towne Mall, West Towne Mall and West Towne Crossing in Madison Wisconsin; and Kentucky Oaks Mall in Paducah, Kentucky. During the quarter, the Company contributed three Properties to a joint venture and retained a 10% interest. The three Properties contributed were an associated center Pemberton Plaza in Vicksburg, Mississippi and two community centers Massard Crossing in Ft. Smith, Arkansas and Willowbrook Plaza in Houston, Texas. During the quarter, the Company acquired a controlling interest in Columbia Mall in Columbia, South Carolina and discontinued the equity method of accounting for this Property

     During the first quarter of 2002 the Company sold one Property; Rhett at Remount Plaza in Charleston, South Carolina and reported a gain on disposal of discontinued operations of $1.2 million. The operating income from discontinued operations was $35,000 and $26,000 for the first quarter of 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, expansion and renovation programs, acquisitions and debt repayment. To maintain its qualification as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to distribute to its shareholders at least 90% of its "Real Estate Investment Trust Taxable Income" as defined in the Code.

     As of March 31, 2002, the Company had $30.5 million available in unfunded construction and redevelopment loans to be used for completion of the construction and redevelopment projects and replenishment of working capital previously used for construction. Additionally, as of March 31, 2002, the Company had obtained credit facilities totaling $373.9 million of which $141.5 million was available. Of the $141.5 million available under the Company's credit facilities $57.9 million is reserved for capital requirements in the portfolio acquired on January 31, 2001. As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has filed a Shelf Registration authorizing shares of the Company's preferred stock and common stock and warrants to purchase shares of the Company's common stock with an aggregate public offering price of up to $350 million with $162.2 million remaining after the Company's preferred stock offering on June 30, 1998 and common stock offering on March 14, 2002. The Company anticipates that the combination of these sources will, for the foreseeable future, provide adequate liquidity to enable it to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the Code's requirements applicable to real estate investment trusts.

     Management expects to refinance the majority of the mortgage notes payable maturing over the next five years with replacement loans.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. The Company's current capital structure includes property specific mortgages, which are generally non-recourse, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership. The minority interest in the Operating Partnership represents the 16.4% ownership in the Operating Partnership held by the Company's current executive and senior officers which may be exchanged for approximately 8.9 million shares of common stock. Additionally, Company executive officers and directors own approximately 2.1 million shares of the outstanding common stock of the Company, for a combined total interest in the Operating Partnership of approximately 20.2%. During the quarter the Company issued 499,730 special common units ("SCUs") of the Operating Partnership to acquire additional interests in 5 Properties. These SCUs issued in March 2002 together with the SCUs issued to acquire property interests in January 2001 represent a 24.3% interest in the Operating Partnership. Third party ownership interests may be exchanged for approximately
2.9 million shares of common stock which represents a 5.4% interest in the Operating Partnership. Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be outstanding approximately 54.1 million shares of common stock with a market value of approximately $1.912 billion at March 31, 2002 (based on the closing price of $35.35 per share on March 31, 2002). The Company's total market equity is $1.986 billion, which includes 2.9 million shares of preferred stock at their closing price of $25.50 per share on March 31, 2002. Company executive and senior officers' ownership interests had a market value of approximately $387.3 million at March 31, 2002.

     Mortgage debt consists of debt on certain consolidated Properties as well as on eleven Properties in which the Company owns a non-controlling interest and which are accounted for under the equity method of accounting. At March 31, 2002, the Company's share of funded mortgage debt on its consolidated Properties adjusted for minority investors' interests in five Properties was $2.164 billion and its pro rata share of mortgage debt on unconsolidated Properties (accounted for under the equity method) was $105.4 million for total debt obligations of $2.269 billion with a weighted average interest rate of 6.31%.

     The Company's total conventional fixed rate debt as of March 31, 2002 was $1.483 billion with a weighted average interest rate of 7.47% as compared to 7.80% as of March 31, 2001 on $1.671 billion.

     The Company's variable rate debt as of March 31, 2002 was $786.4 million with a weighted average interest rate of 4.14% as compared to 6.60% as of March 31, 2001 on $721 million. Through the execution of swap agreements, the Company has fixed the interest rates on $220 million of debt on operating Properties at a weighted average interest rate of 6.39%. Of the Company's remaining variable rate debt of $566.4 million interest on $37.0 million of variable rate debt is capitalized to projects currently under construction leaving $529.4 million of variable rate debt exposure on operating Properties as of March 31, 2002. There were no fees charged to the Company related to its swap agreements. The Company's interest rate risk policy is discussed in Notes 4 and 5 of the "Notes to Consolidated Financial Statements" of this report.

     In February 2002 the Company closed a new $90.0 million long-term permanent loan on Cary Towne Center in Cary, North Carolina. The proceeds were used to retire the existing debt of $62.5 million, fund prepayment fees of $1.9 million, fund loan fees of $0.3 million, retire $21.6 million of debt on Old Hickory Mall in Jackson, Tennessee and pay down $3.7 million of variable rate debt on the Company's credit facilities. In March 2002 the Company issued 3.4 million shares of its common stock and used the net proceeds of $115 million after underwriters discount to retire floating rate debt incurred in the acquisition and development programs. In January 2002 a joint venture accounted for under the equity method of accounting closed a $38.0 million long-term permanent loan on three properties. The Company's share of the new debt was 10% or $3.8 million.

     Based on the debt (including construction projects) and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 53.3% at March 31, 2002.


DEVELOPMENT, EXPANSIONS, ACQUISITIONS AND DISPOSITIONS

     In March 2002, the Company acquired additional interests in four properties and a controlling interest in one property. The Company issued 499,730 SCUs with an average value at issuance of 35.24 per SCU, paid cash of $422,000 and assumed $24.5 million of debt. The Company had acquired a non-controlling interest in these five properties in January 2001.

     Development projects under construction and scheduled to open during 2002 are: Parkway Place in Huntsville, Alabama, a 631,000-square-foot mall redevelopment anchored by Parisian and Dillard's and which is scheduled to open in October 2002; Parkdale Crossing in Beaumont Texas an 87,000 square-foot associated center; Galyan's an 80,0000 square-foot expansion to Meridian Mall in Lansing, Michigan; Tweeters a 17,000 square-foot expansion to Westgate Mall in Spartanburg, South Carolina and David's Bridal a 10,000 square-foot expansion to Springdale Mall in Mobile, Alabama. Subsequent to the end of the quarter the Company began construction on Waterford Commons in Waterford, Connecticut a 326,000 square-foot community center which is scheduled to open in 2003.


     During the first quarter of 2002 the Company sold one Property Rhett at Remount Plaza in Charleston, South Carolina and reported a gain on disposal of discontinued operations of $1.2 million. The operating income from discontinued operations was $35,000 and $26,000 for the first quarter of 2002 and 2001, respectively. In January 2002, the Company contibuted three Properties to a joint venture and retained a 10% interest. The three Properties contributed were an associated center Pemberton Plaza in Vicksburg, Mississippi and two community centers Massard Crossing in Ft. Smith Arkansas and Willowbrook Plaza in Houston, Texas. The Company deferred $11.0 million of the gain realized on the contribution of the properties.

     Subsequent to the end of the quarter the Company acquired Richland Mall in Waco, Texas for $43.3 million. The acquisition was funded from the Company's credit facilities. Richland Mall is a 725,000 square-foot mall and is anchored by five department stores including Dillard's for Women, Dillard's for Men, Sears, JCPenney and Beall's

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for these projects and as further described below, the Company currently has no other material capital commitments.

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


OTHER CAPITAL EXPENDITURES

     Management prepares an annual capital expenditure budget for each property, which is intended to provide for all necessary recurring and non-recurring capital improvements. Management believes that its annual operating reserves for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. The Company intends to distribute approximately 50% - 90% of its funds from operations with the remaining 10% - 50% to be held as a reserve for capital expenditures and continued growth opportunities. The Company believes that these reserves will be sufficient to cover tenant finish costs associated with the renewal or replacement of current tenant leases as their leases expire and capital expenditures which will not be reimbursed by tenants.

     Major tenant finish costs for currently vacant space are expected to be funded with working capital, operating reserves or from revolving lines of credit.

     For the first quarter of 2002, revenue generating capital expenditures or "tenant allowances" for improvements were $4.2 million. These capital expenditures generate increased rents from certain tenants over the term of their leases. Revenue neutral capital expenditures, which are recovered from the tenants, were $0.9 million for the first quarter of 2002. Revenue enhancing capital expenditures or "remodeling costs" were $10.0 million in the first quarter.

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

CASH FLOWS

     Cash flows provided by operating activities for the first quarter of 2002, increased by $6.0 million, or 11.8%, to $56.9 million from $56.0 million in 2001. This increase was primarily due to the twenty -five centers opened or acquired during the last fifteen months and improved operations in the existing centers. Cash flows used in investing activities for the first quarter of 2002, decreased by $137.3 million, to $16.7 million compared to $153.9 million in 2001. This decrease was due primarily to the decrease in acquisitions in the first quarter of 2002 compared to the greater number of acquisitions in the same period last year. Cash flows provided by financing activities for the first quarter of 2002 decreased by $81.6 million, to $28.7 million compared to $110.3 million in 2001 primarily due to decreased borrowings in 2002 compared to borrowings in 2001 for the acquisition program and an increase proceeds from common stock issuance in 2002 compared to 2001.

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

CRITICAL ACCOUNTING POLICIES

     In December 2001, the Securities and Exchange Commission requested that all registrants list their most "critical accounting policies" in their Management's Discussion and Analysis section of their annual and quarterly reports. The SEC indicated that a "critical accounting policy" is one, which is both important to the portrayal of a company's financial condition and results and requires significant judgement or complex estimation processes. Management believes that the Company's accounting policies that are the most significant and that require the most judgement are within its accounting for the development of real estate projects. Management believes that the following accounting policies within this process fit the definition described above. The Company capitalizes predevelopment costs paid to third parties incurred on a project. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, the Company capitalizes all direct costs incurred to construct the project, including interest and real estate taxes. In addition, certain general and administrative expenses are allocated to the projects and capitalized based on the personnel assigned to development, and the investment in the project relative to all development projects. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the asset, whichever is shorter.


FUNDS FROM OPERATIONS

     Management believes that Funds from Operations ("FFO") provides an additional indicator of the financial performance of the Properties. FFO is defined by the Company as net income (loss) before depreciation of real estate assets, gains or losses on sales of real estate and gains or losses on investments in marketable securities. FFO also includes the Company's share of FFO in unconsolidated Properties, the Company's share of FFO from operating income of discontinued operations and excludes the share of FFO attributable to the minority interest in consolidated Properties. The Company computes FFO in accordance with the National Association of Real Estate Investments Trusts ("NAREIT") recommendation concerning finance costs and non-real estate depreciation. The Company however excludes gains or losses on outparcel sales even though NAREIT permits the inclusion of such gains or losses when calculating FFO. Gains or losses on outparcel sales would have added $0.4 million to the Company's FFO in the first quarter of 2002 and $1.1 million in 2001.

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

     For the three months ended March 31, 2002, FFO increased by $14.3 million, or 33.4%, to $57.0 million as compared to $42.8 million for the same period in 2001. The increase in FFO was primarily attributable to the opening or acquisition of twenty-one properties during the last fifteen months.

     The Company's calculation of FFO is as follows: (dollars in thousands)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                       -----------------------------
                                                                                           2002           2001
                                                                                       -------------- --------------
   Income from operations                                                                    $34,297        $23,713
   ADD:
   Depreciation & amortization from consolidated properties                                   23,329         19,910
   Income from operations of  unconsolidated affiliates                                        2,087          1.623
   Depreciation & amortization from unconsolidated affiliates                                    924            723
   Operating income of discontinued operations                                                    35             26
   Depreciation and amortization from discontinued operations                                      -             35
   SUBTRACT:
   Minority investors' share of income from operations in eleven properties                    (913)          (536)
   Minority investors share of depreciation and amortization in eleven properties              (392)          (276)
   Depreciation and amortization of non-real estate assets and finance costs                   (709)          (827)
   Preferred dividends                                                                       (1,617)        (1,617)
                                                                                       -------------- --------------
   TOTAL FUNDS FROM OPERATIONS                                                               $57,041        $42,774
                                                                                       ============== ==============
   DILUTED WEIGHTED AVERAGE SHARES AND POTENTIAL
      DILUTIVE COMMON SHARES WITH OPERATING
      PARTNERSHIP UNITS FULLY CONVERTED                                                       51,813         45,629


                           PART II - OTHER INFORMATION



ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

               The Company held its Annual Meeting of Shareholders on May 2, 2002. At the meeting, shareholders re-elected as directors Charles B. Lebovitz (17,435,718 votes for and 4,950,764 votes against or withheld), Gary M. Bryenton (20,752,157 votes for and 1,634,325 votes against or withheld), Claude M. Ballard (20,812,473 votes for and 1,574,009 votes against or withheld) and Leo Fields (20,817,937 votes for and 1,568,545 votes against or withheld), to three-year terms expiring in 2005. Other continuing directors of the Company are John N. Foy, Martin J. Cleary and William Poorvu whose terms expire in 2003 and Stephen
               D.  Lebovitz,  and Winston W. Walker whose terms expire in 2004 .

               At the meeting the shareholders also voted on the Board of Directors proposal to increase the shares in the Company's Stock Incentive Plan from 2.8 million to 4.0 million shares
               (13,062,770  shares for and 9,323,710  against or withheld)

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  None

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's February 7, 2002 conference call with analysts and investors regarding earnings (Item 5) was filed on February 7, 2002.

                  Information relating to an offering of 3,352,770 shares of the Company's Common Stock (Item 5 - other events) was filed on March 15, 2002

                  The outline from the Company's April 25, 2002 conference call with analysts and investors regarding earnings (Item 9) was filed on April 25, 2002.

                  The Company reported on the replacement of Arthur Andersen LLP with Deloitte & Touche LLP to audit the Company's financial statements for the fiscal year ending December 31, 2002.
                  (Item 4 - Changes in Registrant's Certifying Accountant) was Filed on May 13, 2002

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CBL & ASSOCIATES PROPERTIES, INC.

                                          /s/ John N. Foy
                    ----------------------------------------------------------
                                            John N. Foy
                      Vice Chairman of the Board, Chief Financial Officer and
                                             Treasurer
                              (Authorized Officer of the Registrant,
                                  Principal Financial Officer and
                                   Principal Accounting Officer)


Date:  May 14, 2002

                                  EXHIBIT INDEX



   Exhibit                                                           No.


   None