Form 10-Q
period 2002-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2002-08-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q
_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended      June 30, 2002
                                        ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended           to
                                        ----------   ------------

                           Commission File No. 1-12494

                         CBL & ASSOCIATES PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      62-1545718
----------------------------------------         -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

2030 Hamilton Place Blvd., Suite #500
Chattanooga, Tennessee                                       37421-6000
----------------------------------------         -------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (423) 855-0001
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each Exchange
Title of Each Class                                      on which Registered
----------------------------------------------           -----------------------
Common Stock, $.01 par value per share                   New York Stock Exchange

9.0% Series A Cumulative Redeemable Preferred            New York Stock Exchange
    Stock, par value $.01 per share

8.75% Series B Cumulative Redeemable Preferred           New York Stock Exchange
    Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares outstanding of each of the registrant's classes of common stock, as of August 9, 2002 : Common Stock, par value $.01 per share, 29,718,120 shares.

                        CBL & Associates Properties, Inc.

                                      INDEX

                                                                   PAGE NUMBER

PART I    FINANCIAL INFORMATION

          ITEM 1:       FINANCIAL INFORMATION                           3

          CONSOLIDATED BALANCE SHEETS - AS OF                           4
          JUNE 30, 2002 AND DECEMBER 31, 2001

          CONSOLIDATED STATEMENTS OF OPERATIONS                         5
          - FOR THE THREE MONTHS AND THE
          SIX MONTHS ENDED JUNE 30, 2002 AND 2001

          CONSOLIDATED STATEMENTS OF CASH FLOWS                         6
          FOR THE SIX MONTHS ENDED JUNE 30, 2002
          AND 2001

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

          ITEM 2:   MANAGEMENT'S DISCUSSION AND                        14
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


PART II   OTHER INFORMATION

          ITEM 1:   LEGAL PROCEEDINGS                                  28

          ITEM 2:   CHANGES IN SECURITIES                              28

          ITEM 3:   DEFAULTS UPON SENIOR SECURITIES                    28

          ITEM 4:   SUBMISSION OF MATTERS TO HAVE                      28
                    A VOTE OF SECURITY HOLDERS

          ITEM 5:   OTHER INFORMATION                                  28

          ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                   28


SIGNATURE                                                              29

                        CBL & Associates Properties, Inc.




ITEM 1 - FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended June 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 2001 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2001.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (in thousands, except share data)
                                   (Unaudited)

                                                                          June 30,     December 31,
                                                                            2002           2001
                                                                      --------------  --------------
ASSETS
Real estate assets:
  Land..............................................................  $      545,674  $      520,334
  Buildings and improvements........................................       3,060,498       2,961,185
                                                                      --------------  --------------
                                                                           3,606,172       3,481,519
    Less: accumulated depreciation..................................       (385,256)        (346,940)
                                                                      --------------  --------------
                                                                           3,220,916       3,134,579
  Developments in progress..........................................          78,392          67,043
                                                                      --------------  --------------
    Net investment in real estate assets............................       3,299,308       3,201,622
Cash and cash equivalents...........................................          21,287          10,137
Cash in escrow......................................................          12,845              --
Receivables:
  Tenant, net of allowance for doubtful accounts of $2,876 in
     2002 and $2,865 in 2001........................................          37,647          38,353
  Other.............................................................           3,323           2,833
Mortgage notes receivable...........................................          14,306          10,634
Investment in unconsolidated affiliates.............................         104,669          77,673
Other assets........................................................          39,276          31,599
                                                                      --------------  --------------
                                                                      $    3,532,661  $    3,372,851
                                                                      ==============  ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................  $    2,208,884  $    2,315,955
Accounts payable and accrued liabilities............................          91,554         103,707
                                                                      --------------  --------------
  Total liabilities.................................................       2,300,438       2,419,662
                                                                      --------------  --------------
Minority interest...................................................         489,497         431,101
                                                                      --------------  --------------
Commitments and contingencies (Note 2)..............................
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized:
     9.0% Series A Cumulative Redeemable Preferred Stock,
         2,675,000 and 2,875,000 shares outstanding in 2002 and
         2001, respectively ........................................              27              29
     8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2002 and none in 2001 .....              20              --
  Common stock, $.01 par value, 95,000,000 shares authorized,
    29,684,611 and 25,616,917 shares issued and outstanding
    in 2002 and 2001, respectively..................................             297             256
  Additional paid - in capital......................................         754,204         556,383
  Accumulated other comprehensive loss..............................          (4,176)         (6,784)
  Accumulated deficit...............................................          (7,646)        (27,796)
                                                                      --------------  --------------
    Total shareholders' equity......................................         742,726         522,088
                                                                      --------------  --------------
                                                                      $    3,532,661  $    3,372,851
                                                                      ==============  ==============

        The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                 ------------------------  --------------------------
                                                                    2002          2001         2002           2001
                                                               ------------  ------------  ------------   -----------
REVENUES:
Rentals:
   Minimum rents.....................................          $     95,413  $     88,080  $    186,393   $   164,951
   Percentage rents..................................                 1,798           822         8,515         5,060
   Other rents.......................................                 1,697         1,454         3,756         2,936
Tenant reimbursements................................                43,821        40,814        82,527        76,947
Management, development and leasing fees.............                 2,456         1,581         3,754         2,308
Interest and other...................................                 1,252         1,205         3,185         2,203
                                                               ------------  ------------  ------------   -----------
  Total revenues.....................................               146,437       133,956       288,130       254,405
                                                               ------------  ------------  ------------   -----------
EXPENSES:
Property operating...................................                27,213        22,849        49,581        41,986
Depreciation and amortization........................                23,730        22,108        46,296        41,750
Real estate taxes....................................                11,316        10,704        22,891        20,168
Maintenance and repairs..............................                 8,922         7,637        17,521        15,146
General and administrative...........................                 5,466         4,761        11,207         9,624
Interest.............................................                34,050        40,720        70,838        76,858
Other................................................                    57            --            57             4
                                                               ------------  ------------  ------------   -----------
  Total expenses.....................................               110,754       108,779       218,391       205,536
                                                               ------------  ------------  ------------   -----------
Income from operations...............................                35,683        25,177        69,739        48,869
Gain on sales of real estate assets..................                 1,790           554         2,205         4,612
Equity in earnings of unconsolidated affiliates......                 2,015         1,350         4,102         2,973
Minority interest in earnings:
  Operating partnership..............................               (16,335)      (11,641)      (32,532)      (23,728)
  Shopping center properties.........................                (1,214)         (459)       (2,125)         (992)
                                                               ------------  ------------  ------------   -----------
Income before discontinued operations
       and extraordinary item........................                21,939        14,981        41,389        31,734
Operating income of discontinued operations..........                    59           464           332           508
Gain on disposal of discontinued operations..........                   163            --         1,406            --
Extraordinary loss on extinguishment of debt.........                (1,240)       (1,702)       (3,205)       (1,702)
                                                               ------------  ------------  ------------   -----------
Net income...........................................                20,921        13,743        39,922        30,540
Preferred dividends..................................                (2,010)       (1,617)       (3,627)       (3,234)
                                                               ------------  ------------  ------------   -----------
Net income available to common shareholders..........          $     18,911  $     12,126  $     36,295   $    27,306
                                                               ============  ============  ============   ===========
Basic per share data:
    Income before discontinued operations and
       extraordinary item, net of preferred
       dividends.....................................          $       0.69  $       0.53  $       1.36   $      1.13
    Discontinued operations and
       extraordinary item............................                 (0.04)        (0.05)        (0.05)        (0.05)
                                                               ------------  ------------  ------------   -----------
    Net income available to common shareholders......          $       0.65  $       0.48  $       1.31   $      1.08
                                                               ============  ============  ============   ===========
    Weighted average common shares outstanding.......                29,084        25,312        27,728        25,222
Diluted per share data:
    Income before discontinued operations and
       extraordinary items, net of preferred
       dividends.....................................          $       0.66  $       0.52  $       1.32   $      1.11
    Discontinued operations and
       extraordinary item............................                 (0.03)        (0.05)        (0.05)        (0.05)
                                                               ------------  ------------  ------------   -----------
    Net income available to common shareholders......          $       0.63  $       0.47  $       1.27   $      1.06
                                                               ============  ============  ============   ===========
Weighted average common and potential dilutive
    common shares outstanding........................                29,943        25,762        28,541        25,633

      The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                   (Unaudited)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            2002           2001
                                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................     $  39,922       $  30,540
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation......................................................        38,275          34,510
  Amortization......................................................         9,063           8,283
  Gain on sales of real estate assets...............................        (2,205)         (4,612)
  Gain on disposal of discontinued operations.......................        (1,406)             --
  Extraordinary loss on extinguishment of debt......................         3,205           1,702
  Issuance of stock under incentive plan............................         1,926           1,086
  Write-off of development projects.................................            57               4
  Equity in earnings of unconsolidated affiliates...................        (4,102)         (2,973)
  Minority interest in earnings of consolidated affiliates..........        34,657          24,725
  Distributions to minority investors...............................       (32,142)        (18,226)
  Distributions from unconsolidated affiliates......................         7,144           7,472
Changes in:
  Tenant and other receivables......................................         1,942          (5,426)
  Accounts payable and accrued liabilities..........................           515          14,928
  Other assets......................................................        (3,249)         (7,016)
                                                                         ---------       ---------
          Net cash provided by operating activities.................        93,602          84,997
                                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate assets..............................       (53,494)       (116,993)
    Additions to real estate assets.................................       (35,426)        (45,286)
    Capitalized interest............................................        (1,858)         (3,018)
    Other capital expenditures......................................       (32,928)        (14,061)
    Additions to other assets.......................................        (1,470)         (2,242)
    Deposits in escrow..............................................       (12,845)         (7,936)
    Proceeds from sales of real estate assets.......................        37,932          34,221
    Payments received on mortgage notes receivable..................         1,488             355
    Additions to mortgage notes receivable..........................        (5,160)         (1,524)
    Additional investments in and advances to
      unconsolidated affiliates.....................................        (2,659)        (12,771)
                                                                         ---------       ---------
          Net cash used in investing activities.....................      (106,420)       (169,255)
                                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable..................       566,270         312,132
    Principal payments on mortgage and other notes payable..........      (714,050)       (197,325)
    Additions to deferred financing costs...........................        (5,283)         (5,296)
    Proceeds from issuance of common stock..........................       116,400           1,409
    Proceeds from issuance of preferred stock.......................        96,394              --
    Proceeds from exercise of stock options.........................         4,523           7,677
    Redemption of preferred stock...................................        (5,000)             --
    Prepayment penalties on extinguishment of debt..................        (1,875)         (1,400)
    Dividends paid..................................................       (33,411)        (29,481)
                                                                         ---------       ---------
          Net cash provided by financing activities.................        23,968          87,716
                                                                         ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................        11,150           3,458
CASH AND CASH EQUIVALENTS, beginning of period......................        10,137           5,184
                                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, end of period............................     $  21,287       $   8,642
                                                                         =========       =========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized................     $  71,964       $  71,460
                                                                         =========       =========
  Debt assumed in acquisition of property interest..................     $  40,709       $ 778,968
                                                                         =========       =========
  Issuance of minority interest in acquisition of property interests     $   4,487       $ 289,373
                                                                         =========       =========

 The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
              Notes to Unaudited Consolidated Financial Statements


Note 1 - Unconsolidated Affiliates

     At June 30, 2002, the Company had investments in seven partnerships representing six malls, three associated centers and two community centers all of which are reflected using the equity method of accounting.

     During the six months ended June 30, 2002, the Company contributed its partnership interests in two community centers and one associated center to a joint venture with a third party and retained a 10% interest. The total consideration of $63.0 million consisted of cash of $46.8 million and the Company's retained interest. The Company has deferred the gain of $11.0 million from the transaction due to certain restrictions included in the joint venture agreement related to the subsequent sale of the properties that demonstrate the Company's continuing involvement.

     During the six months ended June 30, 2002, the Company acquired additional partnership interests in three existing partnerships representing four malls and one associated center. The purchase price consisted of $422,088 in cash, the assumption of $26.6 million of debt and the issuance of 499,730 special common units of the Operating Partnership with a weighted average fair value of $35.24 per unit. The special common units have a minimum annual distribution rate of
$2.9025. The Company began including one of these partnerships in its consolidated financial statements since the additional interest acquired resulted in a controlling interest.

     Condensed combined results of operations for the unconsolidated affiliates are presented as follows (in thousands):


                                                                                   Company's Share
                                                       Total For The                   For The
                                                     Six Months Ended             Six Months Ended
                                                         June 30,                     June 30,
                                                ------------------------      ------------------------
                                                   2002           2001            2002           2001
                                                ----------    ----------      ----------    ----------
Revenues....................................    $   26,654    $   26,135      $   11,351    $   12,602
                                                ----------    ----------      ----------    ----------
Depreciation and amortization...............         3,539         3,894           1,772         1,829
Interest expense............................         6,707         7,203           2,322         3,469
Other operating expenses....................         7,399         8,870           3,155         4,331
                                                ----------    ----------      ----------    ----------
Net income..................................    $    9,009    $    6,168      $    4,102    $    2,973
                                                ==========    ==========      ==========    ==========

Note 2 - Contingencies

     The Company is currently involved in certain litigation arising in the ordinary course of business. In the opinion of management, the pending litigation will not materially affect the financial position and results of operations of the Company.

     Based on environmental studies completed to date on the real estate properties, management believes any exposure related to environmental cleanup will not be significant to the Company's financial position and results of operations.

Note 3 - Mortgage and Other Notes Payables

     The Company had total mortgage and other notes payable of $2.209 billion at June 30, 2002.

     The Company had credit facilities of $345.3 million, of which $241.3 million was available at June 30, 2002. Outstanding amounts of $104.0 million had a weighted average interest rate of 5.28% at June 30, 2002. The Company had additional credit facilities totaling $14.6 million that are used only for issuances of letters of credit, of which $8.6 million was outstanding at June 30, 2002.

     Permanent non-recourse loans totaling $1.807 billion bear interest at fixed rates, with a weighted average interest rate of 7.14% at June 30, 2002. Term loans on operating properties totaling $259.6 million bear interest at variable rates, with a weighted average interest rate of 4.27% at June 30, 2002.

     The Company has a total of $85.8 million in commitments under construction loans, of which $38.4 million was outstanding at June 30, 2002. The construction loans bear interest at variable rates, with a weighted average interest rate of 4.42% at June 30, 2002.

     On June 20, 2002, the Company obtained $407.2 million of non-recourse mortgage loans for terms of 10 years each that bear interest at 6.51% based on a 25-year amortization schedule. Eight regional malls and one associated center secure the mortgage loans, which are not cross-defaulted or cross-collateralized.

     Proceeds from the $407.2 million financing were used to pay off variable-rate debt on seven of the properties and to refinance a maturing loan on one property that had a fixed interest rate of 6.95%. Excess proceeds of approximately $58.0 million were used to reduce outstanding borrowings on the Company's lines of credit and to retire loans on certain operating properties.

     Thirteen of the Company's malls and four associated centers are owned by special purpose subsidiaries of the Company that are included in the consolidated financial statements. The sole business purpose of the special purpose subsidiaries, is the ownership and operation of the properties. The mortgaged malls and related assets owned by these special purpose subsidiaries are restricted under the loan agreements for the payment of the related mortgage loans and are not available to pay other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after debt service, operating expenses and reserve payments are made, are available for distribution to the Company.

Note 4 -Derivative Financial Instruments

     The Company uses derivative financial instruments to manage well-defined interest rate risks and does not use them for trading or speculative purposes. The Company had the following interest rate swaps in place at June 30, 2002:

Notional Amount      Fixed LIBOR Component     Expiration Date      Fair Value
---------------      ---------------------     ---------------     -------------
    $   20,000              4.670%                09/26/2002           $   (161)
        20,000              4.670%                09/26/2002               (161)
        20,000              4.670%                09/26/2002               (161)
        10,000              4.670%                09/26/2002                (80)
        10,000              4.670%                09/26/2002                (80)
         5,000              4.670%                09/26/2002                (40)
         5,000              4.670%                09/26/2002                (40)
        80,000              5.830%                08/30/2003             (3,467)
---------------                                                    -------------
    $  170,000                                                         $ (4,190)
===============                                                    =============

     At June 30, 2002, the derivative instruments were recorded at their fair values as other liabilities of $4.2 million. For the quarter, adjustments of $0.5 million were recorded as adjustments in other comprehensive income. Over time, unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company estimates that it will reclassify approximately $3.7 million of this balance to earnings as interest expense.

     The Company is exposed to credit losses if counterparties to the swap agreements are unable to perform; therefore, the Company continually monitors the credit standing of the counterparties.

Note 5 - Shareholders' Equity

     Common Stock

     On March 14, 2002, the Company completed a follow-on offering of 3,352,770 shares of its common stock. Net proceeds of approximately $115.0 million were used to repay outstanding borrowings under the Company's credit facilities.

     Preferred Stock

     On June 14, 2002, the Company completed an offering of 2,000,000 shares of its 8.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), having a par value of $.01 per share, at $50 per share. The net proceeds of approximately $96.6 million were used to reduce outstanding balances under the Company' credit facilities and to retire term loans on several properties.

     The dividends on the Series B Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears at a rate of $4.375 per share per annum. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company.

     The Series B Preferred Stock cannot be redeemed by the Company prior to June 14, 2007 and after that date, in whole or in part, at any time for a cash redemption price of $50.00 per share plus accrued and unpaid dividends.

     On June 14, 2002, the Company redeemed 200,000 shares of its 9.0% Series A Cumulative Redeemable Preferred Stock for its face amount of $25.00 per share, or $5,000,000.

Note 6 - Segment Information

     Management of the Company measures performance and allocates resources according to property type, which are determined based on differences such as nature of tenants, capital requirements, economic risks leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

                                                          Associated     Community
Three Months Ended June 30, 2002             Malls         Centers        Centers          All Other         Total
--------------------------------------    ---------       ----------     ---------         ---------       ---------
Revenues                                  $ 124,280        $ 4,967        $ 13,398          $  3,792       $146,437

Property operating expenses (1)             (43,562)          (875)         (3,211)              197        (47,451)

Interest expense                            (28,048)          (948)         (2,356)           (2,698)       (34,050)

Gain on sales of real estate assets              --             --              --             1,790          1,790
                                          ---------       ----------     ---------         ---------      ----------
Segment profit and loss                   $  52,670        $ 3,144        $  7,831           $ 3,081         66,726
                                          =========       ==========     =========         =========
Depreciation and amortization                                                                               (23,730)

General and administrative and other                                                                         (5,523)

Equity in earnings and minority
  interest adjustment                                                                                       (15,534)
                                                                                                          ----------
Income before discontinued operations
  and extraordinary item                                                                                   $ 21,939
                                                                                                          ==========
Capital expenditures (2)                  $ 121,574        $   219        $  6,848          $ 26,498       $155,139

                                                          Associated     Community
Three Months Ended June 30, 2001             Malls         Centers        Centers          All Other         Total
--------------------------------------    ---------       ----------     ---------         ---------       ---------
Revenues                                  $ 109,615        $ 4,081        $ 17,662           $ 2,598      $ 133,956

Property operating expenses (1)             (36,952)          (981)         (4,082)              825        (41,190)

Interest expense                            (32,568)        (1,119)         (3,534)           (3,499)       (40,720)

Gain on sales of real estate assets              --             --             554                --            554
                                          ---------       ----------     ---------         ---------      ----------
Segment profit and loss                    $ 40,095        $ 1,981        $ 10,600           $   (76)        52,600
                                          =========       ==========     =========         =========
Depreciation and amortization                                                                               (22,108)

General and administrative and other                                                                         (4,761)

Equity in earnings and minority
   interest adjustment                                                                                      (10,750)
                                                                                                          ----------
Income before discontinued operations
    and extraordinary item                                                                                 $ 14,981
                                                                                                          ==========
Capital expenditures (2)                   $ 17,992        $   626        $  2,087          $ 13,227       $ 33,932

                                                          Associated     Community
Six Months Ended June 30, 2002               Malls         Centers        Centers          All Other        Total
--------------------------------------    ---------       ----------     ---------         ---------      ---------
Revenues                                  $ 247,411       $  9,431        $ 28,219          $  3,069      $ 288,130

Property operating expenses (1)             (85,738)        (2,202)         (7,143)            5,090        (89,993)

Interest expense                            (57,798)        (1,875)         (4,855)           (6,310)       (70,838)

Gain on sales of real estate assets            (283)            --           2,361               127          2,205
                                          ---------       ----------     ---------         ---------      ----------
Segment profit and loss                   $ 103,592       $  5,354        $ 18,582          $  1,976        129,504
                                          =========       ==========     =========         =========
Depreciation and amortization                                                                               (46,296)

General and administrative and other                                                                        (11,264)

Equity in earnings and minority
   interest adjustment                                                                                      (30,555)
                                                                                                          ----------
Income before discontinued operations
    and extraordinary item                                                                               $   41,389
                                                                                                          ==========
Total assets (2)                         $2,897,799       $121,899        $397,051          $115,912     $3,532,661

Capital expenditures (2)                 $  195,831       $  6,112        $ 25,958          $ 26,920     $  254,821

                                                          Associated     Community
Six Months Ended June 30, 2001              Malls          Centers        Centers          All Other        Total
--------------------------------------    ---------       ----------     ---------         ---------      ----------
Revenues                                  $ 207,743        $ 8,136        $ 34,470         $   4,056      $  254,405

Property operating expenses (1)             (69,183)        (1,913)         (7,559)            1,355         (77,300)

Interest expense                            (61,165)        (2,429)         (7,237)           (6,027)        (76,858)


Gain on sales of real estate assets              --             --           3,480             1,132           4,612
                                          ---------       ----------     ---------         ---------      ----------
Segment profit and loss                    $ 77,395        $ 3,794        $ 23,154         $     516         104,859
                                          =========       ==========     =========         =========
Depreciation and amortization                                                                                (41,750)

General and administrative and other                                                                          (9,628)

Equity in earnings and minority
  interest adjustment                                                                                        (21,747)
                                                                                                          ----------
Net income before discontinued
  operations and extraordinary item                                                                       $   31,734
                                                                                                          ==========
Total assets (2)                         $2,668,904       $122,783        $489,195         $  98,948      $3,379,830

Capital expenditures (2)                 $1,229,819       $  4,761        $ 49,248         $  20,537      $1,304,365

(1)      Property operating expenses include property operating expenses, real estate taxes, and maintenance and repairs.
(2)      Amounts include investments in unconsolidated affiliates. Developments in progress are included in the All Other category.




Note 7 - Comprehensive Income

     Comprehensive income consisted of the following components (in thousands):

                                                      Three Months Ended June 30,          Six Months Ended June 30,
                                                   ---------------------------------    ------------------------------
                                                        2002               2001             2002             2001
                                                   --------------      -------------    -------------    -------------
Net income                                         $       20,921      $      13,743    $      39,922    $     30,540
Gain (loss) on current period cash flow hedges                466                420            2,608          (3,741)
                                                   --------------      -------------    -------------    -------------
Comprehensive income                               $       21,387      $      14,163    $      42,530    $     26,799
                                                   ==============      =============    =============    =============

Note 8 - Discontinued Operations

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

     During 2002, the Company sold four properties for $26.2 million and recognized a net gain of $1.4 million, in accordance with SFAS No. 144 and is reported as discontinued operations. Total revenues for the properties were $0.4 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively. Total revenues for the properties were $1.1 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively.

Note 9 - Recent Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4 and thus the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt (other than extinguishments of debt to satisfy sinking-fund requirements). As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Opinion 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 will be reclassified. The Company anticipates that all extraordinary losses in prior periods will be reclassified as an operating expense upon adoption of SFAS No. 145.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. As the Company typically does not engage in significant disposal activities, it is not expected that the implementation of SFAS No. 146 in 2003 will have a significant impact on the Company's reported financial results.

Note 10 - Acquisitions

     On May 1, 2002, the Company acquired Richland Mall located in Waco, Texas for a cash purchase price of $43.5 million. On May 31, 2002, the Company acquired Panama City Mall located in Panama City, Florida for a purchase price of $45.7 million. The purchase price of Panama City Mall consisted of the assumption of $40.7 million of nonrecourse mortgage debt, the issuance of 118,695 limited partnership units with a fair value of $37.80 per unit, and $458,000 in cash closing costs. The limited partnership units issued will receive a 7.50% ($3.375 per unit) dividend based on a value of $45.00 per unit until May 2012 or until the common dividend exceeds $3.375 per unit, if earlier.

     The Company entered into a ground lease for land adjacent to Panama City Mall that provides the lessor with the option to require the Company to purchase the land for $4.1 million between August 1, 2003 and February 1, 2004.

Note 11 - Earning Per Share

     Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive. The difference in basic and diluted EPS is due to the assumed exercise of outstanding stock options and restricted stock resulting in 859,000 and 450,000 potential dilutive common shares for the three months ended June 30, 2002 and 2001, respectively, and 813,000 and 411,000 potential dilutive common shares for the six months ended June 30, 2002 and 2001, respectively.

                        CBL & Associates Properties, Inc.

                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations


     You should read the following discussion and analysis of the financial condition and results of operations in conjunction with the consolidated financial statements and notes thereto that are included in this Form 10-Q.

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. We direct you to our other filings with the Securities and Exchange Commission, including without limitation our Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference therein, for a discussion of such risks and uncertainties.

     In this report, the terms "we", "us" and "our" refer to CBL & Associates Properties, Inc and its subsidiaries.

GENERAL BACKGROUND

     Our consolidated financial statements and notes thereto reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership"), which includes at June 30, 2002, the operations of a portfolio of properties consisting of forty-eight regional malls, fifteen associated centers, sixty-three community centers, an office building, joint venture investments in six regional malls, three associated centers and two community centers, and income from ten mortgages (the "Properties"). The Operating Partnership also has one mall, three mall expansions, one associated center, two community centers and one mall in a joint venture currently under construction and options to acquire certain shopping center development sites. Our consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company").

     We classify our regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category is presently comprised of Springdale Mall, a redevelopment project in Mobile, Alabama, Arbor Place Mall in Atlanta (Douglasville), Georgia, which opened in October 1999, The Lakes Mall in Muskegon, Michigan, which opened in August 2001, and Parkway Place Mall in Huntsville, Alabama, which was acquired in December 1998 and is being redeveloped in a joint venture with a third party.

RESULTS OF OPERATIONS

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                                     Three Months Ended June 30,
                                                       2002             2001          $ Variance        % Variance
                                                     --------         --------        ----------        ----------
Total revenues                                       $146,437         $133,956          $12,481             9.3 %
                                                     --------         --------        ----------        ----------
Expenses:
   Property operating, real estate taxes and           47,451           41,190            6,261            15.2 %
       maintenance and repairs
   Depreciation and amortization                       23,730           22,108            1,622             7.3 %
   General and administrative and other                 5,523            4,761              762            16.0 %
   Interest expense                                    34,050           40,720           (6,670)          (16.4)%
                                                     --------         --------        ----------        ----------
      Total expenses                                  110,754          108,779            1,975             1.8 %
                                                     --------         --------        ----------        ----------
Income from operations                                 35,683           25,177           10,506            41.7 %
Gain on sales of real estate assets                     1,790              554            1,236           223.1 %
Equity in earnings of unconsolidated affiliates         2,015            1,350              665            49.3 %
Minority interest in earnings:
   Operating partnership                              (16,335)         (11,641)          (4,694)           40.3 %
   Shopping center properties                          (1,214)            (459)            (755)          164.5 %
                                                     --------         --------        ----------        ----------
Income before discontinued operations and
   extraordinary item                                  21,939           14,981            6,958            46.4 %
Income from discontinued operations                       222              464             (242)          (52.2)%
Extraordinary loss on extinguishment of debt           (1,240)          (1,702)             462           (27.1)%
                                                     --------         --------        ----------        ----------
Net income                                             20,921           13,743            7,178            52.2 %
Preferred dividends                                    (2,010)          (1,617)            (393)           24.3 %
                                                     --------         --------        ----------        ----------
Net income available to common shareholders          $ 18,911         $ 12,126          $ 6,785            56.0 %
                                                     ========         ========        ==========        ==========

Revenues

     Improved operations at existing properties contributed $6.5 million to the increase in revenues. Other factors contributing to the increase were (i) revenues of $3.7 million from the four new properties opened or acquired during the past fifteen months, (ii) revenues of $2.0 million from the property we acquired an additional interest in during the first quarter of 2002 that is now consolidated, (iii) lease termination fees of $3.3 million recognized in the second quarter and (iv) an increase in development and leasing fees of $0.9 million related to new joint venture projects. These increases were offset by reductions in revenues of $3.9 million related to properties sold within the past fifteen months. The four new properties and the additional interest we acquired are:

                                                                                                       Opening/
Project Name                   Location                           Total GLA  Type of Addition          Acquisition  Date
-------------------------      --------------------------       -----------  -----------------------   -----------------
The Lakes Mall                 Muskegon, Michigan                   553,000  New Development           August 2001

CBL Center                     Chattanooga, Tennessee               128,000  New Development           January 2002

Richland Mall                  Waco, Texas                          725,000  Acquisition               May 2002

Panama City Mall               Panama City, Florida                 607,000  Acquisition               May 2002

Columbia Mall                  Columbia, South Carolina           1,113,000  Acquisition of            February 2002
                                                                             additional 31% interest

Expenses

     Property operating expenses (including real estate taxes and maintenance and repairs) and depreciation and amortization expense for the existing properties increased by $6.0 million as a result of increases in costs such as insurance, real estate taxes and payroll. The increase is also due to additional expenses of $2.6 million from the four new properties opened or acquired during the past fifteen months and additional expenses of $1.3 million from the property we acquired an additional interest in during the first quarter of 2002 that is now consolidated. Depreciation and amortization expense also increased as a result of the ongoing capital expenditures we have made during the past fifteen months. These increases were offset by reductions in expenses of $2.1 million related to properties sold within the past fifteen months.

     The decrease in interest expense was due to reductions of debt with net proceeds of $115.0 million from our March 2002 common stock offering and net proceeds of $96.6 million from our June 2002 preferred stock offering as well as a lower weighted average interest rate on our total debt as compared to the prior year period.

Gain On Sales Of Real Estate Assets

     The net gain on sales of $1.8 million in the second quarter of 2002 was primarily from gains on two outparcel sales offset by a loss on one outparcel sale.

Equity In Earnings Of Unconsolidated Affiliates

     The increase in equity in earnings of unconsolidated affiliates resulted from our acquiring additional partnership interests in East Towne Mall, West Towne Mall and West Town Crossing in Madison, Wisconsin, and Kentucky Oaks in Paducah, Kentucky. Additionally, during the first quarter of 2002, we contributed 90% of our partnership interests in Pemberton Plaza, an associated center in Vicksburg, Mississippi, and Massard Crossing and Willowbrook Plaza, community centers located in Ft. Smith, Arkansas and Houston, Texas, respectively, to a joint venture, which is accounted for on the equity method of accounting. The additional interest acquired contributed $0.4 million to the increase. During the first quarter of 2002, we began to include Columbia Mall in Columbia, South Carolina, in our consolidated financial statements after we acquired an additional controlling interest in the partnership, which accounted for $0.1 million of the increase as the partnership incurred a loss in the prior year period.

Discontinued Operations

     During the second quarter of 2002, we sold two community centers and the office building that was formerly our corporate headquarters and recognized a net gain on the disposal of discontinued operations of $163,000. One community center and the office building were sold for a gain and one community center was sold at a loss. Operating income from discontinued operations was $59,000 and $464,000 for the second quarter of 2002 and 2001, respectively. The decline is a result of the prior year period including a full three months of operation while the current year period includes the result of operations through the date each property was sold.

Extraordinary Loss

     We recognized an extraordinary loss of $1.2 million during the quarter related to the write-off of unamortized deferred financing costs associated with certain debt obligations that were retired before their scheduled maturity dates.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                     Three Months Ended June 30,
                                                       2002             2001          $ Variance        % Variance
                                                     --------         --------        ----------        ----------
Total revenues                                       $288,130         $254,405          $33,725            13.3%
                                                     --------         --------        ----------        ----------
Expenses:
   Property operating, real estate taxes and
       maintenance and repairs                         89,993           77,300           12,693            16.4 %
   Depreciation and amortization                       46,296           41,750            4,546            10.9 %
   General and administrative and other                11,264            9,628            1,636            17.0 %
   Interest expense                                    70,838           76,858           (6,020)           (7.8)%
                                                     --------         --------        ----------        ----------
      Total expenses                                  218,391          205,536           12,855             6.3 %
                                                     --------         --------        ----------        ----------
Income from operations                                 69,739           48,869           20,870            42.7 %
Gain on sales of real estate assets                     2,205            4,612           (2,407)          (52.2)%
Equity in earnings of unconsolidated affiliates         4,102            2,973            1,129            38.0 %
Minority interest in earnings:
   Operating partnership                              (32,532)         (23,728)          (8,804)           37.1 %
   Shopping center properties                          (2,125)            (992)          (1,133)          114.2 %
                                                     --------         --------        ----------        ----------
Income before discontinued operations and              41,389           31,734            9,655            30.4 %
extraordinary item
Income from discontinued operations                     1,738              508            1,230           242.1 %
Extraordinary loss on extinguishment of debt           (3,205)          (1,702)          (1,503)           88.3 %
                                                     --------         --------        ----------        ----------
Net income                                             39,922           30,540            9,382            30.7 %
Preferred dividends                                    (3,627)          (3,234)            (393)           12.2 %
                                                     --------         --------        ----------        ----------
Net income available to common shareholders          $ 36,295         $ 27,306          $ 8,989            32.9 %
                                                     ========         ========        ==========        ==========

Revenues

     Improved operations at existing properties, including one additional month for the properties acquired from The Richard E. Jacobs Group (Jacobs) as they were acquired on January 31, 2001, contributed $24.2 million to the increase in revenues. Other factors contributing to the increase were (i) revenues of $5.7 million from the six new properties opened or acquired during the past eighteen months, (ii) revenues of $4.4 million from the property we acquired an additional interest in during the first quarter of 2002 that is now consolidated, (iii) additional lease termination fees of $4.1 million recognized in 2002 and (iv) an increase in management, development and leasing fees of $1.5 million related to new joint venture projects. These increases were offset by reductions in revenues of $6.1 million related to properties sold within the past eighteen months. The six new centers and the additional interest we acquired are:

                                                                                                       Opening/
Project Name                   Location                           Total GLA  Type of Addition          Acquisition  Date
-------------------------      --------------------------       -----------  -----------------------   -----------------
Willowbrook Plaza              Houston, Texas                       388,000  Acquisition               February 2001

Creekwood Crossing             Bradenton, Florida                   404,000  New Development           April 2001

The Lakes Mall                 Muskegon, Michigan                   553,000  New Development           August 2001

CBL Center                     Chattanooga, Tennessee               128,000  New Development           January 2002

Richland Mall                  Waco, Texas                          725,000  Acquisition               May 2002

Panama City Mall               Panama City, Florida                 607,000  Acquisition               May 2002

Columbia Mall                  Columbia, South Carolina           1,113,000  Acquisition of            February 2002
                                                                             additional 31% interest

Expenses

     Property operating expenses (including real estate taxes and maintenance and repairs) and depreciation and amortization expense for the existing properties increased by $12.9 million as a result of increases in costs such as insurance, real estate taxes and payroll. The increase from existing properties is also attributable to one additional month for the properties acquired from Jacobs as they were acquired on January 31, 2001. The increase is also due to expenses of $3.9 million from the four new properties opened or acquired during the past eighteen months and expenses of $2.6 million from the property we acquired an additional interest in during the first quarter of 2002 that is now consolidated. Depreciation and amortization expense also increased as a result of the ongoing capital expenditures we have made during the past eighteen months. These increases were offset by reductions of $2.2 million related to properties sold within the past eighteen months.

     The decrease in interest expense was due to reductions of debt with net proceeds of $115.0 million from our March 2002 common stock offering and net proceeds of $96.6 million from our June 2002 preferred stock offering as well as a lower weighted average interest rate on our total debt as compared to the prior year period.

Gain On Sales Of Real Estate Assets

     The net gain on sales of $2.2 million in 2002 was primarily from gains on five outparcel sales offset by losses on two outparcel sales and one department store building.

Equity In Earnings Of Unconsolidated Affiliates

     The increase in equity in earnings of unconsolidated affiliates resulted from our acquiring additional partnership interests in East Towne Mall, West Towne Mall and West Town Crossing in Madison, Wisconsin, and Kentucky Oaks in Paducah, Kentucky. Additionally, during the first quarter of 2002, we contributed our partnership interests in Pemberton Plaza, an associated center in Vicksburg, Mississippi, and Massard Crossing and Willowbrook Plaza, community centers located in Ft. Smith, Arkansas and Houston, Texas, respectively, to a joint venture, and retained a 10% interest that is accounted for on the equity method of accounting. The additional interests acquired contributed $1.0 million to the increase over the prior year period. During the first quarter of 2002, we began to include Columbia Mall in Columbia, South Carolina, in our consolidated financial statements after we acquired an additional controlling interest in the partnership that owns that property, which offset the increase by over the prior year period by only $24,000.

Discontinued Operations

     During the first six months of 2002, we sold three community centers and an office building that was formerly our corporate headquarters and recognized a net gain on the disposal of discontinued operations of $1.4 million. Two community centers and the office building were sold for a gain and one community center was sold at a loss. Operating income from discontinued operations was $0.3 million and $0.5 million for the six months ended June 30, 2002 and 2001, respectively. The decline results from the prior year period including a full six months of operations while the current period only includes the results of operations through the date each property was sold.

Extraordinary Loss

     We recognized an extraordinary loss of $3.2 million during 2002 related to the prepayment penalties we incurred and the write-off of unamortized deferred financing costs associated with certain debt obligations we retired before their scheduled maturity dates.


PERFORMANCE MEASUREMENTS

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

     Including our share of total revenues from unconsolidated affiliates, malls represented 86.0% of total revenues; revenues from associated centers represented 2.9%; revenues from community centers represented 10.1%; and revenues from mortgages and the office buildings represented 1.0% for the six months ended June 30, 2002. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

     Mall shop sales, for those tenants reporting sales, declined by 1.0% and mall occupancy increased by 0.5%. Total portfolio occupancy declined by 0.5% as a result of the occupancies for community centers and associated centers declining. Average base rents for our total portfolio improved, including average base rents for rollover and replacement leases.

     Operational highlights for the three months and six months ended June 30, 2002 as compared to June 30, 2001 are as follows:

Sales

     Mall shop sales, for those tenants who have reported, in the fifty Stabilized Malls in our portfolio decreased by 1.0% on a comparable per square foot basis.

                                    Six Months Ended June 30,
                                    -------------------------
                                      2002             2001
                                    --------         --------
Sales per square foot               $127.39          $128.63

     Total sales volume in the mall portfolio, including Non-Stabilized Malls, but excluding Parkway Place, decreased 4.1% to $1.226 billion for the six months ended June 30, 2002 from $1.278 billion for the six months ended June 30, 2001.

     Occupancy costs as a percentage of sales for the six months ended June 30, 2002 and 2001 for the Stabilized Malls were 14.1% and 13.5%, respectively. The increase in occupancy costs is the result of declining mall shop sales and increases in tenant reimbursements.

     Occupancy costs were 11.3%, 11.9% and 11.5% for the years ended December 31, 2001, 2000, and 1999, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

Occupancy

     Occupancy for our entire owned portfolio was as follows:

                                           At June 30,
                                   -------------------------
                                      2002            2001
                                   --------         --------
Total Portfolio Occupancy            91.1%            91.6%
Total Mall Portfolio                 89.4%            88.9%
     Stabilized Malls (50)           89.7%            89.0%
     Non-Stabilized Malls (4)        84.5%            87.9%
     Associated Centers              95.9%            96.4%
     Community Centers               94.3%            96.4%

     Occupancy for the community centers declined because of the vacancies of Home Place at Kingston Overlook in Knoxville, Tennessee and Quality Stores at Sattler Square in Big Rapids, Michigan resulting from the bankruptcy of those companies. We have re-leased the space at Sattler Square to two tenants, which are expected to open by year-end.

Average Base Rent

     Average base rents for our portfolio categories were as follows:

                                           At June 30,
                                   -------------------------
                                     2002              2001
                                   --------          -------
Malls                               $23.15            $22.46
Associated centers                    9.78              9.49
Community centers                     9.65              9.48

Lease Rollovers

     We achieved the following results from rollover and replacement leasing for the six months ended June 30, 2002 compared to the base and percentage rent previously paid for spaces previously occupied:


                                    Per Square         Per Square
                                     Foot Rent          Foot Rent          Percentage
                                   Prior Lease (1)    New Lease (2)    Increase(Decrease)
                                   ---------------    -------------    ------------------
Stabilized malls                      $24.14             $24.67               2.2%
Associated centers                     11.37              12.34               8.5%
Community centers                      12.64              12.92               1.9%

(1)      -        Rental achieved for spaces previously occupied at the end of the lease including percentage rent.
(2)      -        Average base rent over the term of the lease.

CASH FLOWS

     Cash flows provided by operating activities increased $8.6 million due to improved operations, including our owning the properties acquired from Jacobs for the entire six month period as compared to five months in the prior year period.

     Cash flows used in investing activities decreased $62.8 million due to less acquisition activity as compared to the prior year period when we acquired twenty-five new properties. This was partially offset by increased capital expenditures in the current period, which are primarily related to remodeling and renovating the Jacobs properties to improve their competitive position in their respective market places.

     Cash provided by financing activities decreased $63.7 million as a result of our retiring a larger amount of debt during the current period and the increase in dividends paid. Additionally, we received less proceeds from the exercise of stock options during the current period as compared to the prior period and we redeemed shares of our 9.0% Series A Cumulative Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of our liquidity and capital resources have historically been for property development, expansion and renovation programs, acquisitions and debt repayment. In order to maintain our qualification as a real estate investment trust for federal income tax purposes, we are required to distribute to our shareholders at least 90% of our taxable income, computed without regard to net capital gains or the dividends-paid deduction.

     Our current capital structure includes property specific mortgages, which are generally non-recourse, construction and term loans, revolving lines of credit, common stock, preferred stock and a minority interest in the Operating Partnership.

     We anticipate that the combination of our equity and debt sources will, for the foreseeable future, provide adequate liquidity to enable us to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt to total market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity described above, our debt to total market capitalization (debt plus market value equity) ratio was 49.2% at June 30, 2002.

Equity

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of our preferred stock, common stock and warrants to purchase shares of our common stock with an aggregate public offering price of up to $350 million, of which approximately $62.3 million remains after our preferred stock offering on June 14, 2002.

     As of June 30, 2002, the minority interest in the Operating Partnership includes the 16.3% ownership interest in the Operating Partnership held by our executive and senior officers that may be exchanged for approximately 8.9 million shares of common stock. Additionally, executive officers and directors own approximately 2.1 million shares of our outstanding common stock, for a combined total interest in the Operating Partnership of approximately 20.2%.

     Limited partnership interests issued to fund the acquisition of interests in properties from Jacobs in January 2001 and February 2002 may be exchanged for approximately 12.0 million shares of common stock, which represents a 22.0% interest in the Operating Partnership. Other party interests may be exchanged for approximately 3.9 million shares of common stock, which represents a 7.1% interest in the Operating Partnership.

     Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 54.4 million shares of common stock outstanding with a market value of approximately $2.202 billion at June 30, 2002 (based on the closing price of $40.50 per share on June 28, 2002). Our total market equity is $2.369 billion, which includes 2.7 million shares of Series A preferred stock (based on a liquidation preference of $25.00 per share) and 2.0 million shares of Series B preferred stock (based on a liquidation preference of $50.00 per share). Our executive and senior officers' ownership interests had a market value of approximately $444.3 million at June 28, 2002.

Debt

     As of June 30, 2002, total outstanding debt recorded on the balance sheet was $2.209 billion. Our share of mortgage debt on our consolidated properties, adjusted for minority investors' interests in five properties, was $2.182 billion and our pro rata share of mortgage debt on nine unconsolidated properties was $110.3 million for total debt obligations of $2.292 billion with a weighted average interest rate of 6.70%.

     As  of  June  30,  2002,  we  had  $47.4  million   available  in  unfunded
construction  and  redevelopment   loans  to  be  used  for  completion  of  the
construction and redevelopment projects and replenishment of working capital previously used for construction.

     We have credit facilities totaling $345.3 million, of which $241.3 million was available to us at June 30, 2002. Outstanding amounts of $104.0 million had a weighted average interest rate of 5.28% at June 30, 2002.

     Our share of total fixed rate non-recourse debt as of June 30, 2002 was $1.875 billion with a weighted average interest rate of 7.19% as compared to 7.64% on $1.603 billion of debt as of June 30, 2001.

     Our share of variable rate debt as of June 30, 2002 was $417.9 million with a weighted average interest rate of 4.50% as compared to 5.79% on $781.8 million as of June 30, 2001. Through the execution of interest rate swap agreements, we have fixed the interest rates on $170.0 million of debt on operating properties at a weighted average interest rate of 6.29%. Our remaining variable rate debt of $247.9 million, which has a weighted average interest rate of 3.28%, includes $102.0 million of debt associated with projects currently under construction and $145.9 million associated with operating properties. We were not charged any fees for our swap agreements.

     During the six months ended June 30, 2002, we closed four variable rate loans to be used for construction and acquisition purposes totaling $85.4 million of which $20.7 million was outstanding at June 30, 2002.

     During the second quarter, we closed a total of $407.2 million in non-recourse mortgage loans for nine properties with a weighted average interest rate of 6.51%. These loans replaced variable-rate debt on seven of the properties and refinanced a maturing loan on one property that had a fixed interest rate of 6.95%, included in the total debt referred to above. Excess proceeds of $58.0 million were used to reduce outstanding borrowings under our credit facilities and to retire loans on certain operating properties.

     We expect to refinance the majority of our mortgage notes payable maturing over the next five years with replacement loans.

DEVELOPMENT, EXPANSIONS, ACQUISITIONS AND DISPOSITIONS

     We expect that we will continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We do not expect to pursue these activities unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

     We intend to fund our major development, expansion and acquisition activities with our traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings and our credit facilities, in a manner consistent with our intention to operate with a conservative debt to total market capitalization ratio.

Acquisitions

     On May 1, 2002, we acquired Richland Mall for a cash purchase price of $43.5 million. Richland Mall is located in Waco, Texas and has five anchor stores.

     On May 31, 2002, we acquired Panama City Mall for a purchase price of $45.7 million. Panama City Mall is located in Panama City, Florida and is anchored by four department stores. The purchase price consisted of our assumption of $40.7 million of non-recourse mortgage debt, the issuance of 118,695 limited partnership units with a fair value of $37.80 per unit and $458,000 in cash closing costs. The limited partnership units issued will receive an annual dividend of 7.50% ($3.375 per unit) based on a value of $45.00 per unit until May 2012 or until the common dividend exceeds $3.375 per unit, if earlier.

     The Company entered into a ground lease for land adjacent to Panama City Mall that provides the lessor with the option to require the Company to purchase the land for $4.1 million between August 1, 2003 and February 1, 2004.

Developments and Expansions

     Our development projects that are under construction and scheduled to open during 2002 are:

- Parkway Place in Huntsville, Alabama, which is a 631,000 square-foot mall redevelopment anchored by Parisian and Dillard's,

- Parkdale Crossing in Beaumont, Texas, which is an 87,000 square-foot associated center,

- Galyan's, which is an 80,000 square-foot expansion to Meridian Mall in Lansing, Michigan,

- Tweeters, which is a 17,000 square-foot expansion to Westgate Mall in Spartanburg, South Carolina, and

- David's Bridal, which is a 10,000 square-foot expansion to Springdale Mall in Mobile, Alabama.

     During the quarter, we began construction on Waterford Commons in Waterford, Connecticut, which is a 326,000 square-foot community center and Cobblestone Village, which is a 305,000 square-foot community center in St. Augustine, Florida that are both scheduled to open in 2003.

     Subsequent to the end of the quarter, we began construction on the 1.5 million square-foot The Mall of South Carolina in Myrtle Beach, South Carolina, which is a 50% joint venture with a third party that is scheduled to open in 2004. We also began construction of The Shoppes at Hamilton Place, which is a 130,000 square-foot associated center that is scheduled to open in 2003 adjacent to Hamilton Place Mall in Chattanooga, Tennessee.

     We have entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects discussed under Acquisitions and Developments and Expansions above, we do not currently have any other material capital commitments.

     At June 30, 2002, we did not have any standby purchase agreements or co-development agreement obligations.

Dispositions

     During the quarter, we sold two community centers and the office building that was formerly our corporate headquarters for an aggregate sales price of $23.2 million, resulting in a net gain of $163,000. One community center and the office building were sold for a gain and one community center was sold at a loss.

     During the six months ended June 30, 2002, we sold four properties for an aggregate sales price of $26.2 million, resulting in a net gain of $1.4 million. Two community centers and the office building that was formerly our corporate headquarters were sold for a gain and one community center was sold at a loss.

     In addition, we sold five outparcels for gains and two outparcels and a department store building for losses. We recognized a net gain from these sales of $1.8 million and $2.2 million for the three and six month periods, respectively.

OTHER CAPITAL EXPENDITURES

     We prepare an annual capital expenditure budget for each property that is intended to provide for all necessary recurring and non-recurring capital improvements. We believe that our annual operating reserve for maintenance and recurring capital improvements and reimbursements from tenants will provide the necessary funding for such requirements. This reserve will be sufficient to cover (i) tenant finish costs associated with the renewing or replacing current tenant leases as their leases expire and (ii) capital expenditures that will not be reimbursed by tenants.

     Including our share of unconsolidated affiliates, we spent $10.0 million for revenue generating capital expenditures, or tenant allowances, during the first six months of 2002. Revenue generating capital expenditures generate increased rents from these tenants over the terms of their leases. Revenue neutral capital expenditures, a majority of which are recovered from the tenants, were $6.7 million for the first six months of 2002. Revenue enhancing capital expenditures, or remodeling and renovation costs, were $24.2 million, a portion of which is recovered from tenants.

OTHER

     We believe the Properties are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, we have not recorded any material liability in connection with environmental matters in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     As described in Note 9 to the unaudited consolidated financial statements, the FASB has issued certain statements, which are effective for the subsequent year.

IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on us because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect us from the impact of inflation. These provisions include clauses enabling us to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable us to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the Securities and Exchange Commission requested that all registrants list their most "critical accounting policies: in their Management's Discussion and Analysis section of their annual and quarterly reports. The SEC indicated that a "critical accounting policy" is one, which is both important to the portrayal of a company's financial condition and results and requires significant judgment or complex estimation processes.

     We believe that our most significant accounting policies that require the most judgment are those regarding our accounting for the development of real estate projects. We believe the following accounting policies within this process fit the definition described above. We capitalize predevelopment costs paid to third parties incurred on a project. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, we capitalize all direct costs incurred to construct the project, including interest and real estate taxes. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the personnel assigned to development, and the investment in the project relative to all development projects. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the assets, whichever is shorter.

     Ordinary  repairs  and  maintenance   ware  expensed  as  incurred.   Major
replacements and improvements are capitalized and depreciated over their estimated useful lives.

FUNDS FROM OPERATIONS

     Funds from Operations ("FFO") is defined by the National Association of Real Estate Investments Trusts ("NAREIT") as net income (computed in accordance with accounting principals generally accepted in the United States) excluding gains (or losses) on sales of operating properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for FFO from unconsolidated partnerships and joint ventures will be calculated on the same basis. We define FFO available for distribution to common shareholders as defined above by NAREIT less preferred dividends.

     We believe the FFO provides an additional indicator of the financial performance of the properties. The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties, but also by our capital structure and the capital structure of the Operating Partnership. Accordingly, we expect that FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners, including the REIT.

     FFO does not represent cash flow from operations as defined by accounting principals generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

     We compute FFO in accordance with the NAREIT recommendation concerning finance costs and non-real estate depreciation. We exclude gains or losses on outparcel sales, even though NAREIT permits their inclusion when calculating FFO. Gains on outparcel sales in the second quarter of 2002 were $1.8 million, or $0.03 per diluted, fully converted share. There were no gains or losses on sales of outparcels in the second quarter of 2001. In the six months ended June 30, 2002, gains on outparcel sales would have added $2.2 million, or $0.04 per diluted, fully converted share, as compared to $1.1 million, or $0.02 per diluted, fully converted share, in 2001.

     For the three months ended June 30, 2002, FFO increased by $11.6 million, or 24.7%, to $58.8 million as compared to $47.2 million for the same period in 2001. For the six months ended June 30, 2002, FFO increased by $25.9 million, or 28.8%, to $115.9 million as compared to $89.9 million for the same period in 2001. The increases in FFO for both periods are primarily attributable to reduced interest expense and the results of operations of the additional properties opened or acquired offset by properties we disposed of, as previously discussed. Additional lease termination fees of $3.3 million and $4.1 million for the three and six months ended June 30, 2002, respectively, also contributed to the increase.

Our calculation of FFO follows (in thousands):

                                                               Three Months Ended             Six Months Ended
                                                                    June 30,                      June 30,
                                                         ------------------------------  ---------------------------
                                                              2002            2001           2002          2001
                                                         --------------  --------------  ------------  -------------
   Income from operations                                $       35,683  $       25,177  $     69,739  $      48,869
   ADD:
   Depreciation and amortization from consolidated
       properties                                                23,730          22,108        46,296         41,750
   Income from operations of unconsolidated
       affiliates                                                 2,015           1,350         4,102          2,973
   Depreciation and amortization from
       unconsolidated affiliates                                    848           1,106         1,772          1,829
   Operating income of discontinued operations                       59             464           332            508
   Depreciation and amortization from discontinued
       operations                                                   130              44           295            347
   LESS:
   Preferred dividends                                           (2,010)         (1,617)       (3,627)        (3,234)
   Minority investors' share of income from
       operations in eleven properties                           (1,214)           (459)       (2,125)          (992)
   Minority investors share of depreciation and
       amortization in eleven properties                           (302)           (338)         (694)          (614)
   Depreciation and amortization of non-real estate
       assets and finance costs                                    (116)           (660)         (227)        (1,487)
                                                         --------------  --------------  ------------  -------------
   TOTAL FUNDS FROM OPERATIONS                           $       58,823  $       47,175  $    115,863  $      89,949
                                                         ==============  ==============  ============  =============
   DILUTED WEIGHTED AVERAGE SHARES
       AND POTENTIAL DILUTIVE COMMON
       SHARES WITH OPERATING
       PARTNERSHIP UNITS FULLY
       CONVERTED                                                 54,966          50,248        53,399         47,951

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  None

             B.   Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's July 25, 2002 conference call with analysts and investors regarding earnings (Item 9) was filed on July 25, 2002.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CBL & ASSOCIATES PROPERTIES, INC.


                                      /s/ John N. Foy
                   ---------------------------------------------------------
                   Vice Chairman of the Board, Chief Financial Officer and
                                          Treasurer
                           (Authorized Officer of the Registrant,
                               Principal Financial Officer and
                                Principal Accounting Officer)


Date: August 14, 2002

                                  EXHIBIT INDEX



         Exhibit                                                        No.
                                                                      -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                 Exhibit 99.1




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles B. Lebovitz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Charles B. Lebovitz
------------------------------------
Charles B. Lebovitz, Chief Executive Officer

August 13, 2002
------------------------------------
Date

                                                                Exhibit 99.2




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John N. Foy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ John N. Foy
------------------------------------
John N. Foy, Vice Chairman of the Board,
Chief Financial Officer and Treasurer

August 13, 2002
------------------------------------
Date