Form 10-Q
period 2002-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2002-11-14
CIK 910612

Securities Exchange Act of 1934 -- Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
                                                             ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended           to
                                        ----------   ------------

                           Commission File No. 1-12494

                         CBL & ASSOCIATES PROPERTIES, INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                      62-1545718
-------------------------------------              ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Indetification Number)

2030 Hamilton Place Blvd., Suite #500
Chattanooga, Tennessee                                    37421-6000
-------------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      (423) 855-0001
                                                   ----------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ----
The number of shares outstanding of each of the registrant's classes of common stock, as of November 11, 2002: Common Stock, par value $.01 per share, 29,760,238 shares.

                        CBL & Associates Properties, Inc.


                                    INDEX

                                                                 PAGE NUMBER
PART I     FINANCIAL INFORMATION

           ITEM 1:       FINANCIAL INFORMATION                          3

           CONSOLIDATED BALANCE SHEETS - AS OF                          4
           SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

           CONSOLIDATED STATEMENTS OF OPERATIONS -                      5
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
           AND 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30,
           2002 AND 2001

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                    6
           THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   7

           ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF            14
                    FINANCIAL CONDITION AND RESULTS OF
                    OPERATIONS

           ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE            28
                    ABOUT MARKET RISK

           ITEM 4:  CONTROLS AND PROCEDURES                            29

PART II    OTHER INFORMATION

           ITEM 1:  LEGAL PROCEEDINGS                                  30

           ITEM 2:  CHANGES IN SECURITIES                              30

           ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                    30

           ITEM 4:  SUBMISSION OF MATTERS TO HAVE A VOTE               30
                    OF SECURITY HOLDERS

           ITEM 5:  OTHER INFORMATION                                  30

           ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K                   30

SIGNATURE AND CERTIFICATIONS                                           31

                        CBL & Associates Properties, Inc.


                          ITEM 1: FINANCIAL INFORMATION

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended September 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company") December 31, 2001 audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2001.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                       September 30,    December 31,
                                                                            2002            2001
                                                                      ---------------  ---------------
ASSETS
Real estate assets:
  Land..............................................................  $       547,598  $       520,334
  Buildings and improvements........................................        3,070,141        2,961,185
                                                                      ---------------  ---------------
                                                                            3,617,739        3,481,519
    Less accumulated depreciation...................................         (407,173)        (346,940)
                                                                      ---------------  ---------------
                                                                            3,210,566        3,134,579
  Developments in progress..........................................          110,008           67,043
                                                                      ---------------  ---------------
    Net investment in real estate assets............................        3,320,574        3,201,622
Cash and cash equivalents...........................................           18,745           10,137
Receivables:
  Tenant, net of allowance for doubtful accounts of $2,850 in
     2002 and $2,865 in 2001........................................           36,467           38,353
  Other.............................................................            4,388            2,833
Mortgage notes receivable...........................................           14,645           10,634
Investment in unconsolidated affiliates.............................          110,821           77,673
Other assets........................................................           42,015           31,599
                                                                      ---------------  ---------------
                                                                      $     3,547,655  $     3,372,851
                                                                      ===============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................  $     2,210,391  $     2,315,955
Accounts payable and accrued liabilities............................          105,065          103,707
                                                                      ---------------  ---------------
  Total liabilities.................................................        2,315,456        2,419,662
                                                                      ---------------  ---------------
Minority interest...................................................          487,715          431,101
                                                                      ---------------  ---------------
Commitments and contingencies (Note 10).............................
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized:
     9.0% Series A Cumulative Redeemable Preferred Stock,
         2,675,000 and 2,875,000 shares outstanding in 2002 and
         2001, respectively ........................................               27               29
     8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2002 and none in 2001 .....               20               --
  Common stock, $.01 par value, 95,000,000 shares authorized,
    29,729,009 and 25,616,917 shares issued and outstanding
    in 2002 and 2001, respectively..................................              297              256
  Additional paid - in capital......................................          754,171          556,383
  Accumulated other comprehensive loss..............................           (3,377)          (6,784)
  Accumulated deficit...............................................           (6,654)         (27,796)
                                                                      ---------------  ---------------
    Total shareholders' equity......................................          744,484          522,088
                                                                      ---------------  ---------------
                                                                      $     3,547,655  $     3,372,851
                                                                      ===============  ===============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                 ------------------------   ------------------------
                                                                    2002         2001          2002          2001
                                                                 ----------   -----------   -----------  -----------
REVENUES:
Rentals:
   Minimum rents.....................................            $   95,509   $    89,523   $   281,903  $   254,474
   Percentage rents..................................                 2,093         1,581        10,608        6,644
   Other rents.......................................                 1,277         1,344         5,032        4,281
Tenant reimbursements................................                43,284        42,477       125,811      119,424
Management, development and leasing fees.............                 1,754         1,498         5,508        3,807
Interest and other...................................                 1,696         1,270         4,890        3,472
                                                                 ----------   -----------   -----------  -----------
  Total revenues.....................................               145,613       137,693       433,752      392,102
                                                                 ----------   -----------   -----------  -----------
EXPENSES:
Property operating...................................                24,716        25,032        74,305       67,035
Depreciation and amortization........................                24,182        21,668        70,478       62,220
Real estate taxes....................................                11,981        11,166        34,871       31,334
Maintenance and repairs..............................                 9,294         8,087        26,816       23,233
General and administrative...........................                 5,499         4,522        16,706       14,151
Interest.............................................                36,620        40,694       107,458      118,751
Other................................................                     1             1            58            5
                                                                 ----------   -----------   -----------  -----------
  Total expenses.....................................               112,293       111,170       330,692      316,729
                                                                 ----------   -----------   -----------  -----------
Income from operations...............................                33,320        26,523       103,060       75,373
Gain on sales of real estate assets..................                   497         1,145         2,702        5,757
Equity in earnings of unconsolidated affiliates......                 2,353         1,770         6,455        4,743
Minority interest in earnings:
  Operating partnership..............................               (14,599)       (7,932)      (47,131)     (31,660)
  Shopping center properties.........................                  (389)         (354)       (2,515)      (1,347)
                                                                 ----------   -----------   -----------  -----------
Income before discontinued operations
       and extraordinary item........................                21,182        21,152        62,571       52,866
Operating income of discontinued operations..........                    20           327           352          855
Gain on disposal of discontinued operations..........                   165            --         1,571           --
Extraordinary loss on extinguishment of debt.........                  (210)      (11,621)       (3,415)     (13,323)
                                                                 ----------   -----------   -----------  -----------
Net income...........................................                21,157         9,858        61,079       40,398
Preferred dividends..................................                (3,692)       (1,617)       (7,319)      (4,851)
                                                                 ----------   -----------   -----------  -----------
Net income available to common shareholders..........            $   17,465   $     8,241   $    53,760  $    35,547
                                                                 ==========   ===========   ===========  ===========
Basic per share data:
    Income before discontinued operations and
       extraordinary item, net of preferred dividends            $     0.59   $      0.77   $      1.95  $      1.90
    Discontinued operations and
       extraordinary item............................                 (0.00)        (0.45)        (0.05)       (0.50)
                                                                 ----------   -----------   -----------  -----------
    Net income available to common shareholders......            $     0.59   $      0.32   $      1.90  $      1.40
                                                                 ==========   ===========   ===========  ===========
    Weighted average common shares outstanding.......                29,616        25,474        28,364       25,307
Diluted per share data:
    Income before discontinued operations and
       extraordinary items, net of preferred dividends           $     0.57   $      0.75   $      1.89  $      1.86
    Discontinued operations and
       extraordinary item............................                 (0.00)        (0.43)        (0.05)       (0.48)
                                                                 ----------   -----------   -----------  -----------
    Net income available to common shareholders......            $     0.57   $      0.32   $      1.84  $      1.38
                                                                 ==========   ===========   ===========  ===========
Weighted average common and potential dilutive
    common shares outstanding........................                30,476        26,016        29,191       25,760

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                         ---------------------------------
                                                                               2002               2001
                                                                         ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................       $  61,079          $  40,398
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation......................................................          56,566             52,931
  Amortization......................................................          15,713             12,758
  Gain on sales of real estate assets...............................          (2,702)            (5,757)
  Gain on disposal of discontinued operations.......................          (1,571)                 --
  Extraordinary loss on extinguishment of debt......................           3,415             13,323
  Issuance of stock under incentive plan............................           1,503              1,385
  Write-off of development projects.................................              58                  5
  Equity in earnings of unconsolidated affiliates...................          (6,455)            (4,742)
  Minority interest in earnings of consolidated affiliates..........          49,646             33,015
  Distributions to minority investors...............................         (48,929)           (33,884)
  Distributions from unconsolidated affiliates......................           7,145             11,260
Changes in:
  Tenant and other receivables......................................           1,017            (11,636)
  Other assets......................................................         (11,429)            (7,758)
  Accounts payable and accrued liabilities..........................          23,258             18,420
                                                                         ---------------    --------------
          Net cash provided by operating activities.................         148,314            119,718
                                                                         ===============    ==============
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate assets..............................         (53,494)          (116,993)
    Additions to real estate assets.................................         (54,145)           (53,145)
    Capitalized interest............................................          (3,454)            (4,670)
    Other capital expenditures......................................         (70,362)           (41,461)
    Additions to other assets.......................................          (1,537)            (3,629)
    Proceeds from sales of real estate assets.......................          83,358             38,887
    Payments received on mortgage notes receivable..................           1,809                591
    Additions to mortgage notes receivable..........................          (5,819)            (2,608)
    Additional investments in and advances to unconsolidated
      affiliates....................................................          (5,955)           (15,187)
                                                                         ---------------    --------------
          Net cash used in investing activities.....................        (109,599)          (198,215)
                                                                         ===============    ==============
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable..................         565,362            549,836
    Principal payments on mortgage and other notes payable..........        (748,095)          (406,036)
    Additions to deferred financing costs...........................          (5,176)            (7,281)
    Proceeds from issuance of common stock..........................         117,121              2,141
    Proceeds from issuance of preferred stock.......................          96,397                 --
    Proceeds from exercise of stock options.........................           4,737              8,110
    Redemption of preferred stock...................................          (5,000)                --
    Prepayment penalties on extinguishment of debt..................          (1,875)           (13,037)
    Dividends paid..................................................         (53,578)           (44,683)
                                                                         ---------------    --------------
          Net cash provided by (used in) financing activities.......         (30,107)            89,050
                                                                         ---------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................           8,608             10,553
CASH AND CASH EQUIVALENTS, beginning of period......................          10,137              5,184
                                                                         ---------------    --------------
CASH AND CASH EQUIVALENTS, end of period............................          18,745             15,737
                                                                         ===============    ==============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized................       $ 106,670          $ 106,021
                                                                         ===============    ==============
  Debt assumed in acquisition of property interest..................       $  77,103          $ 875,425
                                                                         ===============    ==============
  Issuance of minority interest in acquisition of property interests       $  24,303          $ 339,976
                                                                         ===============    ==============

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
              Notes to Unaudited Consolidated Financial Statements


Note 1 - Investment In Unconsolidated Affiliates

         Condensed combined results of operations for the unconsolidated affiliates are presented as follows (in thousands):

                                             Total for the Nine Months      Company's Share for Nine Months
                                                Ended September 30,               Ended September 30,
                                          --------------------------------- ---------------------------------
                                                2002             2001             2002             2001
                                          ----------------- --------------- ----------------- ---------------

      Revenues                                     $41,303         $39,899           $20,120         $19,218
                                          ----------------- --------------- ----------------- ---------------
      Depreciation and Amortization                  5,099           5,858             3,137           2,780
      Interest Expense                              10,767          11,056             4,692           5,318
      Other operating expenses                      11,921          13,135             5,836           6,377
                                          ----------------- --------------- ----------------- ---------------
      Income from operations                       $13,516          $9,850            $6,455          $4,743
                                          ================= =============== ================= ===============

     At September 30, 2002, the Company had investments in eight partnerships representing five malls, three associated centers and two community centers, as well as two malls under construction, all of which are reflected using the equity method of accounting. One of the malls under construction was opened in October 2002.

     In February 2002, the Company contributed its interests in two community centers and one associated center to a joint venture with a third party and retained a 10% interest. The total consideration of $63.0 million consisted of cash of $46.8 million and the Company's retained interest. The Company has deferred the gain of $11.0 million from the transaction due to certain restrictions included in the joint venture agreement related to the subsequent sale of the properties that demonstrate the Company's continuing involvement.

     In February 2002, the Company acquired additional partnership interests in three existing partnerships representing four malls and one associated center. The purchase price consisted of $422,088 in cash, the assumption of $26.6 million of debt and the issuance of 499,730 special common units of the Operating Partnership with a fair value of $17.6 million (weighted average fair value of $35.24 per unit). The special common units have a minimum annual distribution rate of $2.9025 per unit. The Company began including one of these partnerships in its consolidated financial statements since the additional interest acquired resulted in the Company owning a controlling interest.

Note 2 - Mortgage and Other Notes Payables

     Mortgage and other notes payable consisted of the following at September 30, 2002 and December 31, 2001, respectively (in thousands):

                                                               September 30, 2002                  December 31, 2001
                                                          -----------------------------     ------------------------------
                                                                       Weighted Average                   Weighted Average
                                                          Amount       Interest Rate(1)      Amount       Interest Rate(1)
                                                          -----------  ----------------     -----------   ----------------
Fixed-rate debt:
     Non-recourse loans on operating properties            $1,813,841       7.14%            $1,463,351        7.50%
                                                          -----------                       -----------
Variable-rate debt:
     Non-recourse loans on operating properties               275,711       4.35%               595,785        3.38%
     Construction loans                                        16,839       3.40%                40,553        3.26%
     Lines of credit                                          104,000       2.84%               216,266        3.20%
                                                          -----------                       -----------
     Total variable-rate debt                                 396,550       3.88%               852,604        4.19%
                                                          -----------                       -----------
Total                                                      $2,210,391       6.56%            $2,315,955        6.30%
                                                          ===========                       ===========

(1) Weighted-average interest rate before amortization of deferred financing costs.

     The Company's credit facilities total $345.3 million, of which $241.3 was available at September 30, 2002. Additionally, the Company had other credit facilities totaling $14.6 million that are used only for issuances of letters of credit, of which $8.8 million was outstanding at September 30, 2002.

     As of September 30, 2002, the Company had total commitments under construction loans of $80.8 million, of which $64.0 million was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction.

     On May 31, 2002, the Company assumed a $40.7 million non-recourse mortgage with an interest rate of 7.30% in connection with the acquisition of a mall, which is discussed in Note 7.

     On June 20, 2002, the Company obtained $407.2 million of non-recourse mortgage loans for terms of 10 years each that bear interest at 6.51% based on a 25-year amortization schedule. Eight regional malls and one associated center secure the mortgage loans, which are not cross-defaulted or cross-collateralized.

     Proceeds  from  the  $407.2   million   financing  were  used  to  retire
variable-rate debt on seven of the properties and to refinance a maturing loan on one property that had a fixed interest rate of 6.95%. Excess proceeds of approximately $58.0 million were used to reduce outstanding borrowings on the Company's lines of credit and to retire loans on certain operating properties.

     On July 25, 2002, the Company obtained a $15.0 million non-recourse mortgage loan on the office building that serves as its corporate headquarters. This loan has a term of 10 years and bears interest at 6.25% based on a 25-year amortization schedule.

     The weighted average maturities of the Company's consolidated debt was 6.3 years at September 30, 2002, as compared to 4.7 years at December 31, 2001.

     Thirteen malls, four associated centers and the office building are owned by special purpose subsidiaries of the Company that are included in the consolidated financial statements. The sole business purpose of the special purpose subsidiaries is the ownership and operation of the properties. The mortgaged real estate and other assets owned by these special purpose subsidiaries are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Note 3 -Derivative Financial Instruments

     The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. The Company had the following interest rate swap, which was designated as a cash flow hedge, in place at September 30, 2002 (in thousands):

  Notional Amount     Fixed LIBOR Component     Expiration Date     Fair Value
-------------------- ------------------------ ------------------- -------------
     $ 80,000                 5.830%               08/30/2003        $(3,392)

     At September 30, 2002, the interest rate swap's fair value of $(3.4) million was recorded in other liabilities. For the quarter, adjustments of $0.8 million were recorded as adjustments in other comprehensive income. Over time, unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Within the next twelve months, the Company estimates that it will reclassify the entire balance of $3.4 million to earnings as interest expense.

     The Company is exposed to credit losses if counterparties to the swap agreements are unable to perform; therefore, the Company continually monitors the credit standing of the counterparties.

Note 4 - Shareholders' Equity

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

     The Series B Preferred Stock cannot be redeemed by the Company prior to June 14, 2007. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $50.00 per share plus accrued and unpaid dividends.

     On June 14, 2002, the Company redeemed 200,000 shares of its 9.0% Series A Cumulative Redeemable Preferred Stock for its face amount of $25.00 per share, or $5,000,000.


Note 5 - Segment Information

     Management of the Company measures performance and allocates resources according to property type, which are determined based on criteria such as nature of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on management's reportable segments is presented as follows (in thousands):

                                                          Associated     Community
Three Months Ended September 30, 2002        Malls         Centers        Centers          All Other        Total
--------------------------------------    ---------       ----------     ---------         ---------      ---------
Revenues                                  $ 123,527       $  4,143        $ 13,871          $  4,072      $ 145,613
Property operating expenses (1)             (43,504)          (950)         (3,656)            2,119        (45,991)
Interest expense                            (32,872)          (747)         (2,202)             (799)       (36,620)
Gain on sales of real estate assets              --             --              --               497            497
                                          ---------       ----------     ---------         ---------      ---------
Segment profit and loss                   $  47,151       $  2,446        $  8,013          $  5,889         63,499
                                          =========       ==========     =========         =========      =========
Depreciation and amortization                                                                               (24,182)
General and administrative and other                                                                         (5,500)
Equity in earnings and minority
    interest adjustments                                                                                    (12,635)
                                                                                                          ---------
Income before discontinued operations
    and extraordinary item                                                                                $  21,182
                                                                                                          =========
Capital expenditures (2)                  $  32,734       $  1,818        $  1,710          $  8,355      $  44,617


                                                          Associated     Community
Three Months Ended September 30, 2001        Malls         Centers        Centers          All Other        Total
--------------------------------------    ---------       ----------     ---------         ---------      ---------
Revenues                                  $ 114,672       $  4,067        $ 16,422          $  2,532      $ 137,693
Property operating expenses (1)             (40,346)          (881)         (3,586)              528        (44,285)
Interest expense                            (32,741)        (1,066)         (3,378)           (3,509)       (40,694)
Gain on sales of real estate assets             134             --             198               813          1,145
                                          ---------       ----------     ---------         ---------      ---------
Segment profit and loss                   $  41,719       $  2,120        $  9,656          $    364         53,859
                                          =========       ==========     =========         =========      =========
Depreciation and amortization                                                                               (21,668)
General and administrative and other                                                                         (4,523)
Equity in earnings and minority
    interest adjustments                                                                                     (6,516)
                                                                                                          ---------
Income before discontinued operations
    and extraordinary item                                                                                $  21,152
                                                                                                          =========
Capital expenditures (2)                   $ 28,553       $    134        $  3,558          $  6,326      $  38,571

                                                          Associated     Community
Nine Months Ended September 30, 2002         Malls         Centers        Centers          All Other       Total
--------------------------------------    ---------       ----------     ---------         ---------     ----------
Revenues                                 $  371,966       $ 12,547        $ 41,933          $  7,306     $  433,752
Property operating expenses (1)            (129,416)        (2,979)        (10,657)            7,060       (135,992)
Interest expense                            (91,937)        (2,465)         (7,077)           (5,979)      (107,458)
Gain on sales of real estate assets             286             --             990             1,426          2,702
                                          ---------       ----------     ---------         ---------      ---------
Segment profit and loss                  $  150,899         $7,103        $ 25,189           $ 9,813        193,004
                                          =========       ==========     =========         =========      =========
Depreciation and amortization                                                                               (70,478)
General and administrative and other                                                                        (16,764)
Equity in earnings and minority
   interest adjustments                                                                                     (43,191)
                                                                                                         ----------
Income before discontinued operations
    and extraordinary item                                                                               $   62,571
                                                                                                         ==========
Total assets (2)                         $2,910,756       $121,838        $387,777          $127,284     $3,547,655

Capital expenditures (2)                 $  228,560        $ 4,224         $30,171           $41,575     $  304,530


                                                          Associated     Community
Nine Months Ended September 30, 2001         Malls         Centers        Centers          All Other       Total
--------------------------------------    ---------       ----------     ---------         ---------     ----------
Revenues                                 $  322,421       $ 12,203        $ 51,615          $  5,863     $  392,102
Property operating expenses (1)            (109,515)       (2,794)         (11,405)            2,112      (121,602)
Interest expense                            (93,906)       (3,496)         (10,916)         (10,433)      (118,751)
Gain on sales of real estate assets             134             --           3,679             1,944          5,757
                                          ---------       ----------     ---------         ---------     ----------
Segment profit and loss                   $ 119,134        $ 5,913        $ 32,973         $   (514)        157,506
                                          =========       ==========     =========         =========     ==========
Depreciation and amortization                                                                              (62,220)
General and administrative and other                                                                       (14,156)
Equity in earnings and minority
   interest adjustments                                                                                    (28,264)
                                                                                                         ----------
Net income before discontinued
   operations and extraordinary item                                                                       $ 52,866
                                                                                                         ==========
Total assets (2)                         $2,652,693       $122,236        $483,946          $143,203     $3,402,078
Capital expenditures (2)                 $1,268,393        $ 4,896         $52,807          $ 16,840     $1,342,936

(1) Property operating expenses include property operating expenses, real estate taxes, and maintenance and repairs.
(2) Amounts include investments in unconsolidated affiliates. Developments in progress are included in the All Other category.


Note 6 - Discontinued Operations

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

     During the nine months ended September 30, 2002, the Company sold four properties for $26.2 million and recognized a net gain of $1.6 million. In accordance  with  SFAS No.  144,  the net gain is  reported  as a  component  of discontinued operations in the accompanying consolidated statement of operations. Total revenues for the properties were $1.1 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively.

Note 7 - Acquisitions

     On May 1, 2002, the Company acquired Richland Mall located in Waco, Texas for a cash purchase price of $43.5 million. On May 31, 2002, the Company acquired Panama City Mall located in Panama City, Florida for a purchase price of $45.7 million. The purchase price of Panama City Mall consisted of the assumption of $40.7 million of nonrecourse mortgage debt with an interest rate of 7.30%, the issuance of 118,695 limited partnership units with a fair value of $4.5 million ($37.80 per unit), and $458,000 in cash closing costs. The limited partnership units issued will receive an annual dividend of 7.50% ($3.375 per unit) based on a value of $45.00 per unit until May 2012 or until the common dividend exceeds $3.375 per unit, if earlier, at which time it will match the common dividend. Additionally, if the annual dividend on the Company's common stock should ever be less than $2.22 per share, the $3.375 per unit dividend will be reduced by the amount the per share dividend is less than $2.22 per share.

     The Company entered into a ground lease on May 31, 2002, for land adjacent to Panama City Mall that provides the lessor with the option to require the Company to purchase the land for $4.1 million between August 1, 2003 and February 1, 2004.

     During the third quarter of 2002, the Company acquired the remaining 21% ownership interest in Columbia Place in Columbia, South Carolina. The total consideration was $10.6 million, which consisted of the issuance of 61,622 limited partnership units with a fair value of $2.3 million ($36.97 per unit) and the assumption of $8.3 million of debt.

Note 8 - Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive. The difference in basic and diluted EPS is due to the assumed exercise of outstanding stock options and nonvested restricted stock resulting in 860,000 and 542,000 potential dilutive common shares for the three months ended September 30, 2002 and 2001, respectively, and 827,000 and 453,000 potential dilutive common shares for the nine months ended September 30, 2002 and 2001, respectively.

Note 9 - Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components (in thousands):

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                  --------------------------------    -------------------------------
                                                        2002             2001              2002            2001
                                                  ---------------  --------------     -------------   ---------------
Net income                                             $   21,157       $   9,858         $  61,079      $  40,398
Gain (loss) on current period cash flow hedges                799          (3,418)            3,407         (7,160)
                                                  ---------------  --------------     -------------   ---------------
Comprehensive income                                   $   21,956       $   6,440         $  64,486      $  33,238
                                                  ===============  ==============     =============   ===============

Note 10 - Contingencies

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

Note 11 - Recent Accounting Pronouncements

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 will be reclassified. The Company anticipates that all extraordinary losses in prior periods will be reclassified as an operating expense upon adoption of SFAS No. 145 on January 1, 2003.

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

Note 12 - Accounting For Stock Options

     Historically, the Company has accounted for stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company will begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation".

Note 13 - Reclassifications

     Certain reclassifications have been made to prior periods' financial information to conform to the current period presentation.


                 Item 2: Management's Discussion And Analysis Of
                  Financial Condition And Results Of Operations


     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this Form 10-Q.

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. The Company directs you to its other filings with the Securities and Exchange Commission, including without limitation its Annual Report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference therein, for a discussion of such risks and uncertainties.

GENERAL BACKGROUND

     CBL & Associates Properties, Inc.'s consolidated financial statements and accompanying notes reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership"), which includes at September 30, 2002, the operations of a portfolio of properties consisting of forty-eight regional malls, fifteen associated centers, sixty-three community centers, an office building, joint venture investments in five regional malls, three associated centers and two community centers, and income from ten mortgages (the "Properties"). The Operating Partnership also has one mall expansion, one associated center expansion, two associated centers, two community centers and two malls, each in separate joint ventures, currently under construction and options to acquire certain shopping center development sites. The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company"). CBL & Associates Properties, Inc., the Operating Partnership and the Management Company are referred to collectively as the "Company".

     The Company classifies its regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category is presently comprised of Springdale Mall, a redevelopment project in Mobile, Alabama, Arbor Place Mall in Atlanta (Douglasville), Georgia, which opened in October 1999, The Lakes Mall in Muskegon, Michigan, which opened in August 2001, and Parkway Place Mall in Huntsville, Alabama, which opened in October 2002. Parkway Place Mall was acquired in December 1998 and was under development in a joint venture with a third party at September 30, 2002.

RESULTS OF OPERATIONS

     The following significant transactions impact the comparison of the results of operations for both the three and nine months ended September 30, 2002 to the comparable periods ended September 30, 2001:

     The Company opened or acquired six properties since February 1, 2001. Depending on the date each property was opened or acquired, the comparable 2001 period discussed below may not include results of operations for the entire period as compared to the 2002 period, which does include a full period of operations. The new properties opened or acquired are as follows:


                                                                                                       Opening/
Project Name                   Location                           Total GLA  Type of Addition          Acquisition  Date
------------------------------ ----------------------------- --------------- ------------------------- ------------------
Willowbrook Plaza              Houston, Texas                       388,000  Acquisition               February 2001

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

The Lakes Mall                 Muskegon, Michigan                   553,000  New Development           August 2001

CBL Center                     Chattanooga, Tennessee               128,000  New Development           January 2002

Richland Mall                  Waco, Texas                          725,000  Acquisition               May 2002

Panama City Mall               Panama City, Florida                 607,000  Acquisition               May 2002


     The following properties were sold during 2001 and their results of operations are included in the consolidated statement of operations in 2001 through each property's respective disposal date. The results of operations for properties sold during 2002 have been included in discontinued operations for all periods as a result of the adoption of a new accounting pronouncement (see
Note 6 to the unaudited consolidated financial statements). Therefore, when comparing resultds for the three and nine month periods ended September 30, 2002 to the corresponding periods of 2001, the variances will include a reduction from the dispositions that occurred in 2001.

                    Project Name                 Location                       Disposal Date
                    ---------------------------- ------------------------------ --------------------
                    Jean Ribaut Square           Beaufort, South Carolina       February 2001

                    Bennington Place             Roanoke, Virginia              March 2001

                    Sand Lake Corners            Orlando, Florida               May 2001

                    Park Village                 Lakeland, Florida              August 2001

                    Sutton Plaza                 Mt. Olive, New Jersey          November 2001

                    Creekwood Crossing           Bradenton, Florida             November 2001

                    Rhett @ Remount              Charleston, South Carolina     January 2002

                    LaGrange Commons             LaGrange, New York             April 2002

                    One Park Place               Chattanooga, Tennessee         April 2002

                    Chesterfield Crossing        Richmond, Virginia             June 2002

     During the first quarter of 2002, the Company began to include Columbia Place in Columbia, South Carolina, in its consolidated financial statements after it acquired an additional interest in it, which resulted in the Company owning a controlling interest. The Company's interest in Columbia Place was previously accounted for using the equity method of accounting.

     In February 2002, the Company contributed 90% of its interests in Pemberton Plaza, an associated center in Vicksburg, Mississippi, and Massard Crossing and Willowbrook Plaza, community centers located in Ft. Smith, Arkansas and Houston, Texas, respectively, to a joint venture, which is accounted for using the equity method of accounting. Prior to the date of contribution, the results of operations of these properties were included in the Company's consolidated statement of operations.


COMPARISON  OF RESULTS OF OPERATIONS  FOR THE THREE MONTHS ENDED  SEPTEMBER
30, 2002 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in Thousands)

                                                      2002             2001          $ Variance        % Variance
                                                    ---------        ---------       -----------       -----------
Total revenues                                       $145,613         $137,693           $ 7,920             5.8 %
                                                    ---------        ---------       -----------       -----------
Expenses:
   Property operating, real estate taxes and
maintenance and repairs                                45,991           44,285             1,706             3.9 %
   Depreciation and amortization                       24,182           21,668             2,514            11.6 %
   General, administrative and other                    5,500            4,523               977            21.6 %
   Interest expense                                    36,620           40,694            (4,074)          (10.0)%
                                                    ---------        ---------       -----------       -----------
      Total expenses                                  112,293          111,170             1,123             1.0 %
                                                    ---------        ---------       -----------       -----------
Income from operations                                 33,320           26,523             6,797            25.6 %
Gain on sales of real estate assets                       497            1,145              (648)          (56.1)%
Equity in earnings of unconsolidated affiliates         2,353            1,770               583            32.9 %
Minority interest in earnings:
   Operating partnership                              (14,599)          (7,932)           (6,667)           84.1 %
   Shopping center properties                            (389)            (354)              (35)            9.9 %
                                                    ---------        ---------       -----------       -----------
Income before discontinued operations and
    extraordinary item                                 21,182           21,152                30             0.1 %
Income from discontinued operations                       185              327              (142)          (43.4)%
Extraordinary loss on extinguishment of debt             (210)         (11,621)          (11,411)          (98.2)%
                                                    ---------        ---------       -----------       -----------
Net income                                             21,157            9,858            11,299           114.6 %
Preferred dividends                                    (3,692)          (1,617)            2,075           128.3 %
                                                    ---------        ---------       -----------       -----------
Net income available to common shareholders          $ 17,465          $ 8,241           $ 9,224           111.9 %
                                                    =========        =========       ===========       ===========

Revenues

     Improved operations at properties with a full period of operations in 2002 and 2001 contributed $4.2 million to the increase in revenues. Other components of the increase were revenues of $5.2 million from the four new properties opened or acquired since August 2001 and revenues of $2.2 million from Columbia Place. These increases were offset by reductions in revenues of $1.3 million related to properties that have been sold since August 2001 and $1.9 million related to the properties that were contributed to a joint venture and are now accounted for using the equity method of accounting. Additionally, lease termination fees were $0.5 million less than the prior year period.

Expenses

     Property operating expenses (including real estate taxes and maintenance and repairs) and depreciation and amortization expense for the properties with a full period of operations in 2002 and 2001 increased by $1.2 million as a result of increases in operating costs. The increase is also due to additional expenses of $2.0 million from the four new properties opened or acquired since August 2001 and additional expenses of $0.9 million from Columbia Place Mall. Depreciation and amortization expense also increased as a result of the ongoing capital expenditures the Company has made since July 2001. These increases were offset by reductions in expenses of $0.8 million related to properties that have been sold since August 2001.

     Interest expense decreased due to reductions of debt with net proceeds of $115.0 million from the March 2002 common stock offering and net proceeds of $96.6 million from the June 2002 preferred stock offering. Additionally, the weighted average interest rate on the Company's total debt has declined as compared to the prior year period.

Gain on Sales of Real Estate Assets

     The gain on sales of $497,000 in the third quarter of 2002 was primarily from gains on two outparcel sales.

Equity in Earnings of Unconsolidated Affiliates

     The increase in equity in earnings of unconsolidated affiliates resulted from the Company's acquisition of additional partnership interests in East Towne Mall, West Towne Mall and West Town Crossing in Madison, Wisconsin, and Kentucky Oaks Mall in Paducah, Kentucky in February 2002. The net effect of the Columbia Place transaction and the contribution of the Company's interests in three properties to a joint venture did not significantly impact the increase from 2001 to 2002.

Discontinued Operations

     The Company did not sell any operating properties during the third quarter of 2002. During the first and second quarters of 2002, three community centers and an office building were sold. The $185,000 reflected in discontinued operations for the third quarter of 2002 represents the true-up of estimated closing costs recorded at the time of these sales to the actual amounts that became known during the third quarter. Income from discontinued operations of $327,000 for the third quarter of 2001 reflects the operations of these four properties for that period.

Extraordinary Loss

     Extrordinary loss decreased from $11.6 million in 2001 to $0.2 million in 2002. The decrease is due to the Company retiring more high interest rate debt in 2001 than it did in 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(Dollars in Thousands)

                                                      2002             2001          $ Variance        % Variance
                                                    ---------        ---------       -----------       -----------
Total revenues                                       $433,752         $392,102         $ 41,650            10.6 %
                                                    ---------        ---------       -----------       -----------
Expenses:
   Property operating, real estate taxes and
maintenance and repairs                               135,992          121,602           14,390            11.8 %
   Depreciation and amortization                       70,478           62,220            8,258            13.3 %
   General, administrative and other                   16,764           14,156            2,608            18.4 %
   Interest expense                                   107,458          118,751          (11,293)           (9.5)%
                                                    ---------        ---------       -----------       -----------
      Total expenses                                  330,692          316,729           13,963             4.4 %
                                                    ---------        ---------       -----------       -----------
Income from operations                                103,060           75,373           27,687            36.7 %
Gain on sales of real estate assets                     2,702            5,757           (3,055)          (53.1)%
Equity in earnings of unconsolidated affiliates         6,455            4,743            1,712            36.1 %
Minority interest in earnings:
   Operating partnership                              (47,131)         (31,660)         (15,471)           48.9 %
   Shopping center properties                          (2,515)          (1,347)          (1,168)           86.7 %
                                                    ---------        ---------       -----------       -----------
Income before discontinued operations and
    extraordinary item                                 62,571           52,866            9,705            18.4 %
Income from discontinued operations                     1,923              855            1,068           124.9 %
Extraordinary loss on extinguishment of debt           (3,415)         (13,323)           9,908           (74.4)%
                                                    ---------        ---------       -----------       -----------
Net income                                             61,079           40,398           20,681            51.2 %
Preferred dividends                                    (7,319)          (4,851)          (2,468)          (50.9)%
                                                    ---------        ---------       -----------       -----------
Net income available to common shareholders          $ 53,760         $ 35,547         $ 18,213            51.2 %
                                                    =========        =========       ===========       ===========


Revenues

     Improved operations at properties with a full period of operations in 2002 and 2001, including one additional month this year for the properties acquired from The Richard E. Jacobs Group (Jacobs) on January 31, 2001, contributed $24.1 million to the increase in revenues. Other components of the increase were (i) revenues of $11.3 million from the six new properties opened or acquired since February 2001, (ii) revenues of $9.2 million from Columbia Place Mall, (iii) additional lease termination fees of $4.1 million recognized in 2002 and (iv) an increase in management, development and leasing fees of $2.1 million related to new joint venture projects. These increases were offset by reductions in revenues of $4.5 million related to properties that have been sold since February 2001 and $4.7 million related to the properties that were contributed to a joint venture and are now accounted for using the equity method of accounting.

Expenses

     Property operating expenses (including real estate taxes and maintenance and repairs) and depreciation and amortization expense for the properties with a full period of operations in 2002 and 2001 increased by $12.7 million as a result of increases in operating costs. The $12.7 million increase also includes one additional month this year of expenses for the properties acquired from Jacobs on January 31, 2001. The overall increase is also due to expenses of $7.4 million from the six new properties opened or acquired since February 2001 and expenses of $3.8 million from Columbia Place Mall. Depreciation and amortization expense also increased as a result of the ongoing capital expenditures made since January 2001. These increases were offset by reductions of $1.5 million related to properties that have been sold since February 2001.

     Interest expense decreased due to reductions of debt with net proceeds of $115.0 million from the March 2002 common stock offering and net proceeds of $96.6 million from the June 2002 preferred stock offering. Additionally, the weighted average interest rate on the Company's total debt has declined as compared to the prior year period.

Gain on Sales of Real Estate Assets

     The net gain on sales of $2.7 million in 2002 was primarily from gains on seven outparcel sales offset by losses on two outparcel sales and one department store building.

Equity in Earnings of Unconsolidated Affiliates

     The increase in equity in earnings of unconsolidated affiliates resulted from the Company's acquisition of additional partnership interests in East Towne Mall, West Towne Mall and West Town Crossing in Madison, Wisconsin, and Kentucky Oaks Mall in Paducah, Kentucky. Additionally, the Company had an interest in one additional month of operations at these four properties in 2002 as compared to 2001 as the Company acquired its original interest in them on January 31, 2001. The net effect of the Columbia Place Mall transaction and the contribution of the Company's interests in three properties to a joint venture did not significantly impact the increase from 2001 to 2002.


Discontinued Operations

     During the nine months ended September 30, 2002, three community centers and an office building were sold. A net gain on the disposal of discontinued operations of $1.6 million was recognized. Two community centers and the office building were sold for a gain and one community center was sold at a loss. Operating income from discontinued operations was $0.4 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decline results from the prior year period including a full nine months of operations while the current period only includes the results of operations through the date each property was sold.

Extraordinary Loss

     Extraordinary loss decreased from $13.3 million in 2001 to $3.4 million in 2002. The decrease is due to the Company retiring more high interest rate debt in 2001 than it did in 2002.

PERFORMANCE MEASUREMENTS

     The shopping center business is, to some extent, seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

     For the nine months ended September 30, 2002, including the Company's share of total revenues from unconsolidated affiliates, malls represented 86.4% of total revenues; revenues from associated centers represented 2.9%; revenues from community centers represented 9.7%; and revenues from mortgages and the office buildings represented 1.0%. Accordingly, revenues and results of operations are disproportionately impacted by the malls' achievements.

     For the nine months ended September 30, 2002, mall shop sales, for those tenants reporting sales, declined by 1.5% as compared to the prior year period. Total portfolio occupancy increased by 0.6% compared to the prior year as a result of increases in occupancy for the malls and associated centers offset by a decline in community centers. Average base rents for the total portfolio have improved, including average base rents for rollover and replacement leases.

     Operational highlights for the three months and nine months ended September 30, 2002 as compared to September 30, 2001 are as follows:

Sales and Occupancy Costs

     Mall shop sales, for those tenants who have reported sales, in the fifty Stabilized Malls decreased by 1.5% on a comparable per square foot basis to $192.56 per square foot for the nine months ended September 30, 2002 from $195.49 per square foot for the nine months ended September 30, 2001.

     Total sales volume in the mall portfolio, including Non-Stabilized Malls, but excluding Parkway Place, decreased 4.5% to $1.867 billion for the nine months ended September 30, 2002 from $1.951 billion for the nine months ended September 30, 2001.

     Occupancy costs as a percentage of sales for the nine months ended September 30, 2002 and 2001 for the Stabilized Malls were 13.8% and 12.8%, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

Occupancy

     Occupancy for the Company's owned portfolio was as follows:

                                                        At September 30,
                                              ---------------------------------
                                                    2002             2001
                                              --------------    ---------------
      Total Portfolio Occupancy                  92.8%              92.2%
      Total Mall Portfolio                       91.8%              90.3%
           Stabilized Malls (50)                 92.1%              90.5%
           Non-Stabilized Malls (3)              87.0%              86.8%
      Associated Centers                         96.2%              92.5%
      Community Centers                          94.3%              96.7%


     Occupancy for the community centers declined because of the vacancies of Home Place at Kingston Overlook in Knoxville, Tennessee and Quality Stores at Sattler Square in Big Rapids, Michigan resulting from the bankruptcy of those companies. The space at Sattler Square has been re-leased to two tenants, both of which are under construction and scheduled to open within the next few months.

Average Base Rents

     Average base rents per square foot for the portfolio were as follows:

                                                    At September 30,
                                          ------------------------------------
                                                2002              2001
                                          ----------------- ------------------
     Malls                                     $22.98             $22.67
     Associated centers                          9.85               9.51
     Community centers                           9.66               9.49

Lease Rollovers

     The Company achieved the following results from rollover and replacement leasing for the nine months ended September 30, 2002 compared to the base rent at the end of the lease term for spaces previously occupied:


                                              Base Rent        Base Rent
                                              Per Square       Per Square
                                                 Foot             Foot           Percentage
                                             Prior Lease       New Lease (1)      Increase
                                             ------------     --------------     ----------
         Stabilized malls                       $23.91             $27.55            15.2%
         Associated centers                      18.81              20.08             6.7%
         Community centers                       11.49              12.02             4.6%

         (1) Average base rent over the term of the lease.

CASH FLOWS

     Cash provided by operating activities increased $28.6 million due to (i) improved operating performance at properties with a full period of operations in 2002 and 2001, (ii) one additional month of operations for the properties acquired from Jacobs on January 31, 2001, (iii) the addition of the six new properties that were opened or acquired since February 2001 and (iv) the acquisition of an additional interests in Columbia Place Mall, West Towne Mall, East Towne Mall and West Towne Crossing during 2002. These increases were offset by reductions in results of operations related to the properties that have been sold since February 2001 and the properties in which the Company contributed 90% of its interest to a joint venture.

     Cash used in investing activities decreased $88.6 million due to increased proceeds from the sales of real estate assets as compared to the prior year and less acquisition activity as compared to the prior year period when the Company acquired twenty-five new properties. This was partially offset by increased capital expenditures in the current period, which are primarily related to remodeling and renovating the Jacobs properties to improve their competitive position in their respective market places.

     Cash used in financing activities was $30.1 million in 2002 as compared to cash provided by financing activities of $89.1 million in 2001. The change was due to the significant increase in the amount of loan repayments, the redemption of preferred stock and the increase in the amount of dividends paid. This was partially offset by proceeds from the issuance of common and preferred stock and by increased borrowings and a reduction in the amount of prepayment penalties incurred in 2002 as compared to 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources have historically been for property development, expansions, renovations, acquisitions, debt repayment and distributions to shareholders. In order to maintain its qualification as a real estate investment trust for federal income tax purposes, the Company is required to distribute at least 90% of its taxable income, computed without regard to net capital gains or the dividends-paid deduction, to its shareholders.

     The Company's current capital structure includes property specific mortgages, which are generally non-recourse, construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

     The Company anticipates that the combination of its equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the requirements applicable to real estate investment trusts.

     The Company's policy is to maintain a conservative debt to total market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. Based on the Company's share of total consolidated and unconsolidated debt and the market value of equity described above, the Company's debt to total market capitalization (debt plus market value equity) ratio was 50.3% at September 30, 2002.

Equity

     As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has an effective shelf registration statement authorizing it to publicly issue shares of its preferred stock, common stock and warrants to purchase shares of the common stock with an aggregate public offering price of up to $350 million, of which approximately $62.3 million remains after the preferred stock offering on June 14, 2002.

     As of September 30, 2002, the minority interest in the Operating Partnership includes the 16.3% ownership interest in the Operating Partnership held by the Company's executive and senior officers that may be exchanged for approximately 8.9 million shares of common stock. Additionally, executive officers and directors own approximately 2.1 million shares of the Company's outstanding common stock, for a combined total interest in the Operating Partnership of approximately 20.2%.

     Limited partnership interests issued to fund the acquisition of interests in properties from Jacobs in January 2001 and February 2002 may be exchanged for approximately 12.0 million shares of common stock, which represents a 21.9% interest in the Operating Partnership. Other third-party interests may be exchanged for approximately 3.9 million shares of common stock, which represents a 7.2% interest in the Operating Partnership.

     Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 54.5 million shares of common stock outstanding with a market value of approximately $2.111 billion at September 30, 2002 (based on the closing price of $38.75 per share on September 30, 2002). The Company's total market equity is $2.278 billion, which includes 2.675 million shares of Series A preferred stock ($66.9 million based on a liquidation preference of $25.00 per share) and 2.0 million shares of Series B preferred stock ($100.0 million based on a liquidation preference of $50.00 per share). The Company's executive and senior officers' ownership interests had a market value of approximately $425.6 million at September 30, 2002.

Debt

     The Company's share of mortgage debt on consolidated properties, adjusted for minority investors' interests in five properties, and its pro rata share of mortgage debt on nine unconsolidated properties consisted of the following at September 30, 2002 and 2001, respectively (in thousands):

                                                              September 30, 2002               September 30, 2001
                                                       --------------------------------- --------------------------------
                                                                       Weighted Average                  Weighted Average
                                                           Amount      Interest Rate(1)      Amount      Interest Rate(1)
                                                       --------------- ----------------- --------------- ----------------
Fixed-rate debt:
     Non-recourse loans on operating properties             $1,880,597      7.18%            $1,563,408       7.53%
                                                       --------------- ----------------- --------------- ----------------
Variable-rate debt:
     Non-recourse loans on operating properties                301,708      4.26%               569,606       4.92%
     Construction loans                                         16,839      3.40%                31,322       4.79%
     Lines of credit                                           104,000      2.84%               263,176       5.49%
                                                       --------------- ----------------- --------------- ----------------
     Total variable-rate debt                                  422,547      3.88%               864,104       5.09%
                                                       --------------- ----------------- --------------- ----------------
Total                                                       $2,303,144      6.58%            $2,427,512       6.65%
                                                       =============== ================= =============== ================

         (1) Weighted average interest rate before amortization of deferred financing costs.

     The Company's credit facilities total $345.3 million, of which $241.3 million was available at September 30, 2002.

     As of September 30, 2002, total commitments under construction loans were $115.1 million, of which $72.2 million was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction.

     The Company had other credit facilities totaling $14.6 million that are used only for issuances of letters of credit, of which $8.8 million was outstanding at September 30, 2002.

     The Company has fixed the interest rate on $80.0 million of an operating property's debt at a rate of 6.95% using an interest rate swap agreement that expires in August 2003. The Company did not incur any fees for the swap agreement.

     During the nine months ended September 30, 2002, the Company closed five variable rate loans totaling $115.4 million to be used for construction and acquisition purposes, of which $26.3 million was outstanding at September 30, 2002.

     During the third quarter, the Company closed a $15.0 million non-recourse mortgage loan with an interest rate of 6.25% for a term of ten years for the office building that serves as its corporate headquarters.

     The Company expects to refinance the majority of its mortgage notes payable maturing over the next five years with replacement loans. Taking into consideration extension options that are available to the Company, there are no debt maturities through December 31, 2003, other than normal principal amortization.


DEVELOPMENTS, EXPANSIONS, ACQUISITIONS AND DISPOSITIONS

     The Company expects to continue to have access to the capital resources necessary to expand and develop its business. Future development and acquisition activities will be undertaken as suitable opportunities arise. The Company does not expect to pursue these activities unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

     The  Company  intends  to  fund  its  major   development,   expansion  and
acquisition activities with its traditional sources of construction and permanent debt financing as well as from other debt and equity financings, including public financings and the credit facilities, in a manner consistent with its intention to operate with a conservative debt to total market capitalization ratio.

Developments and Expansions

     The  Company's   development  projects  that  were  under  construction  at
September 30, 2002 are:

             Property                               Location                        GLA                Opening Date
-----------------------------------  ----------------------------------------  ------------      -----------------------
MALLS
-----------------------------------
Parkway Place Mall                   Huntsville, Alabama                            630,000             October 2002
    (50/50 Joint Venture)

Mall of South Carolina               Myrtle Beach, South Carolina                 1,500,000             March 2004
    (50/50 Joint Venture)

ASSOCIATED CENTERS
-----------------------------------
Parkdale Crossing                    Beaumont, Texas                                 87,000             November 2002

The Shoppes at Hamilton Place        Chattanooga, Tennessee                         130,000              April 2003

COMMUNITY CENTERS
-----------------------------------
Waterford Commons                    Waterford, Connecticut                         354,900            September 2003
      (75/25 Joint Venture)*

Cobblestone Village                  St. Augustine, Florida                         305,000               May 2003

EXPANSIONS
-----------------------------------
Bonita Crossing                      Meridian, Mississippi                           17,600             November 2002

Westgate Mall, Tweeters              Spartanburg, South Carolina                     17,245             November 2002

* The Company will own at least 75% of the joint venture.

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects discussed under Developments and Expansions above and Acquisitions below, the Company does not have any other material capital commitments.

     At September 30, 2002, the Company did not have any standby purchase agreements or co-development agreement obligations.

Acquisitions

     On May 1, 2002, the Company acquired Richland Mall for a cash purchase price of $43.5 million. Richland Mall is located in Waco, Texas and has five anchor stores.

     On May 31, 2002, the Company acquired Panama City Mall for a purchase price of $45.7 million. Panama City Mall is located in Panama City, Florida and is anchored by four department stores. The purchase price consisted of the assumption of $40.7 million of non-recourse mortgage debt with an interest rate of 7.30%, the issuance of 118,695 limited partnership units with a fair value of $4.5 million ($37.80 per unit) and $458,000 in cash closing costs. The limited partnership units issued will receive an annual dividend of 7.50% ($3.375 per unit) based on a value of $45.00 per unit until May 2012 or until the common dividend exceeds $3.375 per unit, if earlier, at which time it will match the common dividend. Additionally, if the annual dividend on the Company's common stock should ever be less than $2.22 per share, the $3.375 per unit dividend will be reduced by the amount the per share dividend is less than $2.22 per share.

     The Company entered into a ground lease on May 31, 2002 for land adjacent to Panama City Mall that provides the lessor with the option to require the Company to purchase the land for $4.1 million between August 1, 2003 and February 1, 2004.

     During the third quarter of 2002, the Company acquired the remaining 21% ownership interest in Columbia Place Mall in Columbia, SC. The total consideration was $10.6 million, which consisted of the issuance of 61,622 limited partnership units with a fair value of $2.3 million ($36.97 per unit) and the assumption of $8.3 million in debt.

Dispositions

     During the nine months ended September 30, 2002, three community centers and an office building were sold for an aggregate sales price of $26.2 million, resulting in a net gain of $1.6 million. Two community centers and the office building were sold for a gain and one community center was sold at a loss.

     In addition, the Company sold seven outparcels for gains and two outparcels and a department store building for losses. A net gain from sales of outparcels of $0.5 million and $2.7 million was recognized for the three and nine month periods, respectively.


OTHER CAPITAL EXPENDITURES

     The Company prepares an annual capital expenditure budget for each property that is intended to provide for all necessary recurring and non-recurring capital improvements. The Company believes that its annual operating cash flows, which include reimbursements from tenants, will provide the necessary funding for such capital improvements. These cash flows will be sufficient to cover tenant finish costs associated with renewing or replacing current tenant leases as their leases expire and capital expenditures that will not be reimbursed by tenants.

     Including its share of unconsolidated affiliates' capital expenditures, the Company spent $19.1 million for revenue generating capital expenditures, or tenant allowances, during the first nine months of 2002. Revenue generating capital expenditures generate increased rents from these tenants over the terms of their leases. Revenue neutral capital expenditures, a majority of which are recovered from the tenants, were $10.5 million for the first nine months of 2002. Year-to-date, revenue neutral capital expenditures included $4.0 million for resurfacing and improving the lighting of parking lots and $6.4 million for roof repairs and replacements. For the nine months ended September 30, 2002 revenue enhancing capital expenditures, or remodeling and renovation costs, were $44.4 million, a portion of which is recovered from tenants.

OTHER

     The Company believes the Properties are in compliance, in all material respects, with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Therefore, the Company has not recorded any material liability in connection with environmental matters.


ACCOUNTING FOR STOCK OPTIONS

     Historically, the Company has accounted for stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company will begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of Statement of Financial Accountings Standards No. 123, "Accounting for Stock-Based Compensation."


RECENT ACCOUNTING PRONOUNCEMENTS

     As described in Note 11 to the unaudited consolidated financial statements, the FASB has issued certain statements, which are effective for the subsequent year.


IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. These provisions include clauses enabling the Company to receive percentage rentals based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

FUNDS FROM OPERATIONS

     Funds from Operations ("FFO") is defined by the National Association of Real Estate Investments Trusts ("NAREIT") as net income (computed in accordance with accounting principals generally accepted in the United States) excluding gains (or losses) on sales of operating properties, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for FFO from unconsolidated partnerships and joint ventures will be calculated on the same basis. The Company defines FFO available for distribution to common shareholders as defined above by NAREIT less preferred dividends and gains or losses on outparcel sales. The Company computes FFO in accordance with the NAREIT recommendation concerning finance costs and non-real estate depreciation.

     The Company believes that FFO provides an additional indicator of the financial performance of the Properties. The use of FFO as an indicator of financial performance is influenced not only by the operations of the Properties and interest rates, but also by the capital structures of the Company and the Operating Partnership. Accordingly, FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners, including the REIT.

     FFO does not represent cash flow from operations as defined by accounting principals generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     Gains on outparcel sales in the third quarter of 2002 were $497,000, or $0.01 per diluted, fully converted share as compared to $1.1 million, or $0.02 per diluted, fully converted share in the third quarter of 2001. In the nine months ended September 30, 2002, gains on outparcel sales would have added $2.7 million, or $0.05 per diluted, fully converted share, as compared to $5.8 million, or $0.12 per diluted, fully converted share, in 2001.

     For the three months ended September 30, 2002, FFO increased by $7.6 million, or 15.6%, to $56.7 million as compared to $49.1 million for the same period in 2001. For the nine months ended September 30, 2002, FFO increased by $33.6 million, or 24.1%, to $172.6 million as compared to $139.0 million for the same period in 2001. The increases in FFO for both periods are primarily attributable to reduced interest expense, the results of operations of the properties added to the portfolio and a full nine months of operations for the properties acquired from Jacobs compared to eight months in 2001. These increases were offset by reductions related to operating properties that were sold or contributed to a joint venture. Lease termination fees were $0.5 million less in the third quarter of 2002 as compared to the third quarter of 2001 and $4.1 million more for the nine months ended September 30, 2002, as compared to the comparable prior year period.

     The Company's calculation of FFO is as follows (in thousands):

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                   September 30,
                                                         ------------------------------  ---------------------------
                                                              2002            2001           2002          2001
                                                         --------------  --------------  ------------  -------------
   Income from operations                                $       33,320  $       26,523  $    103,060  $      75,373
   ADD:
   Depreciation and amortization from consolidated
       properties                                                24,182          21,668        70,478         62,220
   Income from operations of unconsolidated
       affiliates                                                 2,353           1,770         6,455          4,743
   Depreciation and amortization from
       unconsolidated affiliates                                  1,365             951         3,137          2,780
   Operating income of discontinued operations                       20             327           352            855
   Depreciation and amortization from discontinued
       operations                                                    --             169           295            516
   LESS:
   Preferred dividends                                          (3,692)         (1,617)       (7,319)        (4,851)
   Minority investors' share of income from
       operations in eleven properties                            (389)           (354)       (2,515)        (1,346)
   Minority investors share of depreciation and
       amortization in eleven properties                          (307)           (207)       (1,001)          (822)
   Depreciation and amortization of non-real estate
       assets and finance costs                                   (128)           (152)         (355)          (441)
                                                         --------------  --------------  ------------  -------------
   FUNDS FROM OPERATIONS                                 $       56,724  $       49,078  $    172,587  $     139,027
                                                         ==============  ==============  ============  =============
   DILUTED WEIGHTED AVERAGE SHARES AND POTENTIAL
       DILUTIVE COMMON SHARES WITH OPERATING
       PARTNERSHIP UNITS FULLY CONVERTED                         54,366          50,533        54,013         48,819




                      Item 3: Quantitative and Qualitative
                          Disclosure About Market Risk


     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's share of consolidated and unconsolidated variable rate debt in place at September 30, 2002, excluding debt fixed using an interest rate swap agreement, a 0.5% increase or decrease in interest rates on this variable rate debt would decrease or increase cash flows by approximately $1.7 million and, due to the effect of capitalized interest, annual earnings by approximately $1.5 million.

                         Item 4: Controls and Procedures


     Within the 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             None

ITEM 6:  Exhibits and Reports on Form 8-K

             A.   Exhibits

                  99.1     Chief Executive Officer Certification of Form 10-Q.

                  99.2     Chief Financial Officer Certification of Form 10-Q.


             B. Reports on Form 8-K

                  The following items were reported:

                  The outline from the Company's October 30, 2002 conference call with analysts and investors regarding earnings (Item 9) was filed on October 30, 2002.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CBL & ASSOCIATES PROPERTIES, INC.

                                               /s/ John N. Foy
                                    --------------------------------------------
                                    Vice Chairman of the Board, Chief Financial
                                              Officer and Treasurer
                                        (Authorized Officer of the Registrant,
                                          Principal Financial Officer and
                                           Principal Accounting Officer)


Date: November 14, 2002

                                 CERTIFICATIONS


         I, Charles B. Lebovitz, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of CBL & Associates Properties, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                   /s/ Charles B. Lebovitz
                                   ------------------------------------
                                   Charles B. Lebovitz, Chief Executive Officer

         I, John N. Foy, certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of CBL & Associates Properties, Inc.;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002
                                           /s/ John N. Foy
                                           ------------------------------------
                                           John N. Foy, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Charles B. Lebovitz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Charles B. Lebovitz
------------------------------------
Charles B. Lebovitz, Chief Executive Officer

November 14, 2002
------------------------------------
Date

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John N. Foy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 14, 2002
------------------------------------
Date