Form 10-K
period 2002-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2003-03-21
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year
              Ended December 31, 2002

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ______ to ______

                          Commission File No. 1-12494

                      CBL & ASSOCIATES PROPERTIES, INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    62-1545718
--------------------------------------------    --------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

2030 Hamilton Place Blvd., Suite #500
Chattanooga, Tennessee                             37421-6000
--------------------------------------------    ----------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:         (423) 855-0001
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each Exchange
Title of Each Class                                      on which Registered
-----------------------------------------------      --------------------------
Common Stock, $.01 par value per share                  New York Stock Exchange
9.0% Series A Cumulative Redeemable
  Preferred Stock, par value $.01 per share             New York Stock Exchange
8.75% Series B Cumulative Redeemable Preferred
  Stock, par value $.01 per share                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              -----    -----
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No
                                      -----  -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1.118 billion based on the closing price on the New York Stock Exchange for such stock on the last business day of the Registrant's most recently completed second fiscal quarter (June 28, 2002).

     As of March 10, 2003, there were outstanding 29,869,905 shares of the Registrant's Common Stock, 2,675,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock and 2,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the Registrant's definitive proxy statement in respect to the Annual Meeting of Stockholders to be held on May 5, 2003.

                CBL & Associates Properties, Inc - 2002 Form 10K
                                 FORM 10-K

                              TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                                   PART I

Item 1     Business                                                           3
Item 2     Properties                                                        10
Item 3     Legal Proceedings                                                 25
Item 4     Submission of Matters to a Vote of Security Holders               25

                                   PART II

Item 5     Market For Registrant's Common
           Equity and Related Shareholder Matters                            25
Item 6     Selected Financial Data                                           27
Item 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               28
Item 7A    Quantitative and Qualitative Disclosures about Market Risk        42
Item 8     Financial Statements and Supplementary Data                       42
Item 9     Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                               42

                                   PART III

Item 10    Directors and Executive Officers of the Registrant                42
Item 11    Executive Compensation                                            42
Item 12    Security Ownership of Certain Beneficial Owners
           and Management                                                    42
Item 13    Certain Relationships and Related Transactions                    42
Item 14    Controls and Procedures                                           43

                                   PART IV

Item 15    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                               43

           Signatures                                                        49

           Certifications                                                    50

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at the Company's properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.


                                  Part I.
ITEM 1. BUSINESS

History of the Company

     CBL & Associates Properties, Inc. (the "Company") was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates ("CBL's Predecessor"), which was formed by Charles B. Lebovitz in 1978. On November 3, 1993, the Company completed an initial public offering (the "Offering") of 15,400,000 shares of its common stock (the "Common Stock"). Simultaneous with the completion of the Offering, CBL's Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the "Operating Partnership") in exchange for common units of limited partnership interest in the Operating Partnership. CBL's Predecessor also acquired an additional interest in the Operating Partnership for a cash payment. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 9 to the consolidated financial statements.

     * In June 1998, the Company completed a public offering of 2,875,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock at a face value of $25.00 per share. The net proceeds of $70.0 million were used to repay variable-rate indebtedness incurred in the Company's development and acquisition programs.

     * In January 2001, the Company completed the first stage of its acquisition of The Richard E. Jacobs Group, Inc.'s ("Jacobs") interests in 21 malls and two associated centers for total consideration of $1.2 billion. The purchase price consisted of the issuance of 12,056,692 special common units of the Operating Partnership with a fair value of $27.25 per unit, the assumption of $750.2 million of mortgage debt and $125.5 million of cash.

     * In March 2002, the Company completed the second and final stage of its acquisition of Jacobs' interests. The total consideration of $42.5 million included the issuance of 499,730 special common units of the Operating Partnership with a fair value of $35.24 per unit, the assumption of $24.5 million of fixed rate non-recourse debt and $0.4 million of cash. Ownership interests acquired included: a 31% interest in Columbia Place, Columbia, SC; a 17% interest in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI; and a 2% interest in Kentucky Oaks Mall in Paducah, KY.

     * In January 2001, the Company issued 602,980 special common units of the Operating Partnership valued at $16.4 million and 31,008 common units of the Operating Partnership valued at $0.9 million to purchase the remaining 50% and 25% interests in Madison Square Mall and Madison Plaza in Huntsville, AL, respectively.

     * In March 2002, the Company completed a follow-on offering of 3,352,770 shares of its Common Stock. The net proceeds of $114.7 million were used to repay outstanding borrowings under the Company's lines of credit and to retire term loans on several properties.

     * In June 2002, the Company completed a public offering of 2,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock at a face value of $50.00 per share. The net proceeds were used to repay outstanding borrowings under the Company's lines of credit and to retire term loans on several properties.

     * In May 2002, the Company acquired Panama City Mall, located in Panama City, FL, for a purchase price of $45.7 million. The purchase price consisted of the assumption of $40.7 million of non-recourse mortgage debt with an interest rate of 7.30%, the issuance of 118,695 common units of the Operating Partnership with a fair value of $4.5 million ($37.80 per unit) and $0.5 million in cash closing costs.

     * In August 2002, the Company acquired the remaining 21% ownership interest in Columbia Place. The total consideration of $9.9 million consisted of the issuance of 61,662 common units with a fair value of $2.3 million ($36.97 per unit) and the assumption of $7.6 million of debt.

     * In December 2002, the Company acquired the remaining 35% interest in East Towne Mall, West Towne Mall and West Towne Crossing. The purchase price consisted of the issuance of 932,669 common units with a fair value of $36.4 million ($39.04 per unit) and the assumption of $25.6 million of debt.

The Company's Business

     The Company is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the development, acquisition, and operation of regional shopping malls and community centers. The Company has elected to be taxed as a REIT for federal income tax purposes. As one of the largest mall REITs in the United States, the Company owns interests in properties primarily in middle market communities in the Southeast, as well as in select markets in the Northeast and Midwest regions of the United States.

     The Company conducts substantially all of its business through the Operating Partnership. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2002, CBL Holdings I, Inc. owned a 1.7% general partnership interest and CBL Holdings II, Inc. owned a 52.0% limited partnership interest in the Operating Partnership, for a combined interest held by the Company of 53.7%.

As of December 31, 2002, the Company owns:

     * interests in a portfolio of operating properties including 55 enclosed regional malls (the "Malls"), 20 associated centers (the "Associated Centers"), 63 community centers (the "Community Centers") and an office building (the "Office Building");

     * interests in one regional mall, one associated center and three community centers that are currently under construction (the "Construction Properties"), as well as options to acquire certain shopping center development sites; and

     * mortgages (the "Mortgages") on 11 properties that are secured by first mortgages or wrap-around mortgages on the underlying real estate and related improvements.

     The Malls, Associated Centers, Community Centers, Construction Properties, Mortgages and Office Building are collectively referred to as the "Properties" and individually as a "Property".

     The Operating Partnership conducts the Company's property management and development activities through CBL & Associates Management, Inc. (the "Management Company"). The Operating Partnership holds 100% of the preferred stock and owns 6% of the common stock of the Management Company. CBL's Predecessor holds the remaining 94% of the Management Company's common stock. Through its ownership of the preferred stock, the Operating Partnership receives substantially all of the cash flow and enjoys substantially all of the economic benefits of the Management Company's operations.

     The Management Company manages all of the Properties except for Governor's Square and Governor's Plaza in Clarksville, TN and Kentucky Oaks Mall, in Paducah, KY. A property manager affiliated with the non-Company managing general partner performs the property management services for these Properties and receives a fee for its services. The managing partner of each of these Properties controls the cash flow distributions, although the Company's approval is required for certain major decisions.

     The Properties' derive most of their income from rents received through operating leases with retail tenants. These operating leases require tenants to pay minimum rent, which is often subject to scheduled increases throughout the term of the lease. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Additionally, tenant leases generally provide that the Company will be reimbursed for common area maintenance, real state taxes, insurance and other operating expenses incurred in the day-to day operation of the Properties.

     The following terms used in this Annual Report on Form 10-K will have the meanings described below:

     * GLA - refers to gross leasable area of retail space in square feet, including anchors and mall tenants

     *    Anchor - refers to a department store or other large retail store

     * Freestanding - property locations that are not attached to the primary complex of buildings that comprise the mall shopping center

     * Outparcel - land used for freestanding developments, such as banks and restaurants, on the periphery of the Properties

Environmental Matters

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, without the current owner or operator having knowledge of the presence of the contaminants. If unidentified environmental problems arise at one of the Company's Properties, substantial payments may be required to a governmental entity or third parties for property damage and for investigation and clean-up costs. Even if more than one person may have been responsible for the contamination, the Company may be held responsible for all of the clean-up costs incurred. The liability under environmental laws could adversely affect the Company's cash flow and ability to service its debt.

     All of the Properties have been subject to Phase I environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties regarding historic uses for the preparation and issuance of written reports by independent environmental consultants. Some of the Properties contain, or contained, underground storage tanks for storing petroleum products or wastes typically associated with automobile service or other operations, as well as dry-cleaning establishments utilizing solvents. If necessary, the Company will sample building materials or conduct subsurface investigations. At certain Properties, the Company has developed and implemented operations and maintenance programs with operating procedures regarding asbestos-containing materials. Historically, costs associated with these programs have not been material.

     The Phase I assessments have not revealed any environmental liabilities that the Company believes will have a material effect on its business, assets or results of operations, nor is the Company aware of any such liability. It is possible that the assessments do not reveal all environmental liabilities or that there are material liabilities of which the Company is unaware. No assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties will not be adversely affected by the tenants and occupants of the Properties, or by the condition of other properties in the vicinity of the Properties or by third parties unrelated to the Company. The Company has obtained environmental insurance on all the Properties acquired from Jacobs and selected others.

Geographic Concentration

     The Company owns 31 Malls, 15 Associated Centers, 46 Community Centers and one Office Building that are located in the southeastern United States. These Properties accounted for 59.4% of the Company's total revenues for the year ended December 31, 2002. Therefore, the Company's results of operations and funds available for distribution to shareholders are significantly impacted by economic conditions in the southeastern United States.

     The Company mitigated its dependence on the Southeast through the acquisition of Jacob's interests in 21 Malls and two Associated Centers, which are primarily located in the Midwest region of the United States. The Properties located in the Midwest accounted for 26.9% of the Company's revenues for the year ended December 31, 2002. The Company will continue to look for opportunities to geographically diversify its portfolio in order to minimize dependency on any geographical region; however, the expansion of the portfolio through both acquisitions and developments are contingent on many factors including consumer demands, competition and economic conditions.

Significant Properties

     Revenues at Hanes Mall, Burnsville Center, Coolsprings Galleria and Meridian Mall accounted for 3.7%, 3.1%, 3.1% and 3.0%, respectively, of the Company's total revenues for the year ended December 31, 2002. The Company's financial position and results of operations will be somewhat affected by the results experienced at these Properties.

Significant Markets

     The top six markets, in terms of revenues, where the Company's Properties are located were as follows for the year ended December 31, 2002:

Market                      Percentage Total of Revenues
-----------------------     ----------------------------
Nashville, TN                          9.1%
Chattanooga, TN                        4.2%
Winston-Salem, NC                      3.7%
Charleston, SC                         3.5%
Minneapolis, MN                        3.1%
Madison, WI                            3.1%

Top 25 Tenants

     The top 25 tenants based on percentage of the Company's total revenues were as follows for the year ended December 31, 2002:

                                                                                    Percentage
                                                    Number of     Square Feet        of Total
                        Tenant                       Stores          of GLA           Revenue
----------------------------------------------------------------------------------------------
    1           The Limited Inc. (1)                   196         1,267,412           6.35%
    2               The Gap Inc.                        73           690,453           2.64%
    3             Foot Locker, Inc.                    114           407,392           2.48%
    4             JC Penney Co. Inc.                    53         5,408,238           1.74%
    5            Abercrombie & Fitch                    35           253,541           1.49%
    6         American Eagle Outfitters                 46           231,160           1.44%
    7                  Sterling                         57            82,981           1.26%
    8          Transworld Entertainment                 43           213,259           1.19%
    9           The Regis Corporation                  129           147,454           1.13%
   10           Luxottica Retail Group                  71           161,510           1.12%
   11           Charming Shoppes, Inc.                  40           260,858           1.11%
   12             Best Buy Co., Inc.                    50           289,246           1.11%
   13           The Finish Line, Inc.                   36           190,162           1.04%
   14               The Shoe Show                       43           221,807           0.97%
   15               Barnes & Noble                      38           268,613           0.96%
   16              Zale Corporation                     54            75,799           0.95%
   17                 The Buckle                        32           154,418           0.86%
   18          Claire's Boutiques, Inc.                 91           100,835           0.86%
   19                  KB Toys                          46           174,834           0.85%
   20                  Footstar                         26           165,918           0.84%
   21           Sears, Roebuck and Co.                  54         5,996,890           0.83%
   22         Delhaize Group (Food Lion)                24           694,041           0.82%
   23       Goody's Family Clothing, Inc.               15           523,797           0.74%
   24       Pacific Sunwear of California               40           132,155           0.74%
   25             Tandy Corporation                     55           137,464           0.68%
                                                   ------------------------------------------
                                                     1,461        18,250,237          34.20%
                                                   =========    =============       =========

(1) Includes Intimate Brands, which was repurchased by The Limited, Inc.


The Company's Growth Strategy

     The Company's objective is to achieve growth in funds from operations by maximizing cash flows through a variety of methods that are discussed below.

Leasing, Management and Marketing

     The Company's objective is to maximize cash flows from its existing Properties through:

     *    aggressive leasing that seeks to increase occupancy,
     *    originating and renewing leases at higher base rents per square foot,
     *    merchandising, marketing and promotional activities and
     *    aggressively controlling operating costs and tenant occupancy costs.

Expansions and Renovations

     Most of the Company's Malls are designed for expansion and growth through the addition of new department stores and other large format retailers. Expansion of the Property can create additional revenue for the Company as well as protect the Property's competitive position within the market. During 2002, the Company expanded several Properties including: Meridian Mall in Lansing, MI; Springdale Mall in Mobile, AL; Westgate Mall in Spartanburg, SC; Kentucky Oaks Mall in Paducah, KY and Bonita Lakes Crossing in Meridian, MS.

     Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior decor, resurfacing parking lots and improving the lighting of parking lots. Renovations can also result in attracting new retailers, increased rental rates and occupancy levels and maintaining the Property's market dominance.

     During 2002, the Company renovated six properties: Columbia Place in Columbia, SC; Hanes Mall in Winston-Salem, NC; Hickory Hollow Mall and its associated center, Courtyard at Hickory Hollow in Nashville, TN; Kentucky Oaks Mall in Paducah, KY and Stroud Mall in Stroudsburg, PA.

Development of New Retail Properties

     In general, the Company seeks development opportunities in middle-market trade areas that it believes are under-served by existing retail operations. These middle-markets must also have sufficient demographic trends to provide the opportunity to effectively maintain a competitive position. The Company expects to open 770,000 square feet of new developments during 2003 including The Shoppes at Hamilton Place in Chattanooga, TN; Cobblestone Village in St. Augustine, FL; and Waterford Commons in Waterford, CT. These developments will represent an investment by the Company of $80.9 million.

     Coastal Grand in Myrtle Beach, SC, is under construction and is projected to open in the spring of 2004. This 1.5 million square foot mall development is owned in a 50/50 joint venture with a third party. Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA is a 308,000 square foot community center that is under construction and projected to open in May 2004.

Acquisitions

     The Company believes there is opportunity for growth through acquisitions of regional malls and other properties. The Company selectively acquires regional mall properties where it believes it can create value through its development, leasing and management expertise.

     The Company acquired interest in the following Properties during 2002:

                                                      Interest
             Property                 Location        Acquired           GLA             Acquisition Date
-------------------------------- ------------------- ------------ ------------------- -----------------------
    Richland Mall                Waco, TX                100%           708,453              May 2002
    Panama City Mall             Panama City, FL         100%           606,452              May 2002
    Kentucky Oaks Mall           Paducah, KY               2%         1,013,822                (1)
    Columbia Place               Columbia, SC             52%         1,042,404                (2)
    East Towne Mall              Madison, WI              52%           840,476                (3)
    West Towne Mall              Madison, WI              52%           975,817                (3)
    West Towne Crossing          Madison, WI              52%           429,768                (3)
    Westmoreland Mall            Greensburg, PA          100%         1,017,114           December 2002
    Westmoreland Crossing        Greensburg, PA          100%           277,303           December 2002

(1) The Company previously owned a 48% interest. The additional 2% interest was acquired in connection with the second and final stage of the Jacobs transation in March 2002.

(2) The Company previously owned a 48% interest. The additional interest was acquired in two stages: 31% in March 2002 in connection with the second and final stage of the Jacobs transaction and 21% in August 2002 from a third party.

(3) The Company previously owned a 48% interest. The additional interest was acquired in two stages: 17% in March 2002 in connection with the second and final stage of the Jacobs transaction and 35% in December 2002 from a third party.

Risks Associated with the Company's Growth Strategy

     As with any strategy there are risks involved with the Company's plan for growth. Risks associated with developments and expansions can include, but are not limited to: development opportunities pursued may be abandoned; construction costs may exceed estimates; construction loans with full recourse to the Company may not be refinanced; proforma objectives, such as occupancy and rental rates, may not be achieved; and the required approval by an anchor tenant, mortgage lender or property partner for certain expansion/development activities may not be obtained. An unsuccessful development project could result in a loss greater than the Company's investment.

Insurance

     The Operating Partnership carries a comprehensive blanket policy for liability, fire and rental loss insurance covering all of the Properties, with specifications and insured limits customarily carried for similar properties. The events of September 11, 2001, impacted insurance programs; however, management believes the Properties are adequately insured in accordance with industry standards.

Competition

     The Properties compete with various shopping alternatives attracting retailers to competing locations. Competition for both the consumer and retailer include power center developments, outlet shopping centers, discount retailers, internet venues, television shopping networks, direct mail and other retail shopping developments. The extent of the retail competition varies from market to market. The Company works aggressively to attract customers through marketing promotions and campaigns.

Qualification as a Real Estate Investment Trust (REIT)

     The Company intends to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code"). As such, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT ordinary taxable income to its shareholders. Failing to qualify as a REIT in any taxable year would result in the Company being subject to federal income tax on its taxable income at regular corporate rates.

Financial Information About Segments

     See Note 12 to the consolidated financial statements for information about the Company's reportable segments.

Employees

     The Company does not have any employees other than its statutory officers. The Management Company currently employees 624 full-time and 381 part-time employees. None of the Company's or Management Company's employees are represented by a union.

Corporate Offices

     The principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and the telephone number is (423) 855-0001.

Available Information

     Additional information about the Company can be found on the Company's web site at www.cblproperties.com. Electronic copies of the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the "investor relations" section of www.cblproperties.com. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not, be considered to be a part of this Form 10-K.

ITEM 2. PROPERTIES

     Refer to Item 7: Management's Discussion and Analysis for additional performance measurements of the Properties.

Malls

     The Company owns a controlling interest in 51 Malls and non-controlling interests in four Malls. The Company also owns a 50% interest in one Mall that is currently under construction.

     The Malls are primarily located in middle markets. The Company believes the Malls have strong competitive positions because over 90% of the Malls are the only, or dominant, regional mall in their respective trade areas.

     The Malls generally are anchored by three or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and the non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants are typically located along the perimeter of the Malls' parking areas.

     The Company classifies its Malls into two categories - Malls that have completed their initial lease-up ("Stabilized Malls") and Malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category currently includes Springdale Mall, a redevelopment project in Mobile, AL; Arbor Place in Atlanta (Douglasville), GA; The Lakes Mall in Muskegon, MI; and Parkway Place in Huntsville, AL, which is owned in a joint venture with a third party.

     The land underlying each Mall is owned in fee simple in all cases except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center and Eastgate Mall. Each of these Malls is subject to long-term ground leases for all or a portion of the land.

     The following table sets forth certain information for each of the Malls as of December 31,2002.

                                                                                          Percen-
                                                                                  Mall    tage
                                                                                  Store   Mall
                                    Year of                             Total     Sales   Store
                         Year of    Most                                Mall      per     GLA
                         Opening/   Recent     Company's    Total       Store     Square  Leased
Name of Mall/Location  Acquisition  Expansion  Ownership    GLA(1)      GLA(2)    Foot(3) (4)     Anchors
---------------------- ------------ --------- ------------ ----------- --------- ------- ------  ----------------------
NON-STABALIZED
--------------
Arbor Place              1999        N/A         100%      1,036,244    378,056  $290     94%    Dillard's, Parisian,
Atlanta                                                                                          Sears, Old Navy, Bed
(Douglasville), GA                                                                               Bath & Beyond,
                                                                                                 Borders, Dekor (13)
The Lakes                1999        N/A          90%        548,487    217,247   252     91%    JCPenney, Sears,
Muskegon, MI                                                                                     Younkers, Bed Bath &
                                                                                                 Beyond
Parkway Place          1957/1998    1974          45%        630,825    279,984   255     69%    Dillard's, Parisian
Huntsville, AL

Springdale Mall        1960/1997    1998         100%        968,962    197,820   114     77%    Dillard's, McRae's,
Mobile, AL                                                ----------   --------  ----            Burlington Coat,
                                                                                                 Goody's, Staples,
                                                                                                 Linens N Things, Best
                                                                                                 Buy
                      Total Non-Stabilized Malls           3,184,518  1,073,107   228     84%
                                                          ----------  ---------
STABILIZED MALLS
----------------
Asheville Mall         1972/2000    2000         100%        931,262    310,427   285     98%    Dillard's, JCPenney,
Asheville, NC                                                                                    Sears, Belk, Dillard's
                                                                                                 West
Bonita Lakes Mall (5)    1997        N/A         100%        633,685    185,258   251     98%    Dillard's, JCPenney,
Meridian, MS                                                                                     Sears, McRae's, Goody's
Brookfield Square      1967/2001    1997         100%      1,030,200    317,350   427     98%    Boston Store, Sears,
Brookfield, WI                                                                                   JCPenney
Burnsville Center      1977/1998     N/A         100%      1,086,576    425,533   338     98%    Marshall Fields, JCPenney,
Burnsville, MN                                                                                   Sears, Mervyn's
Cary Towne Center      1979/2001    1993         100%      1,004,210    297,775   336     96%    Dillard's, Hecht's,
Cary, NC                                                                                         Sears, Belk, JCPenney
Cherryvale Mall        1973/2001    1989         100%        689,687    299,607   315     93%    Bergner's, Marshall
Rockford, IL                                                                                     Fields, Sears
Citadel Mall           1981/2001    2000         100%      1,067,491    298,010   266     89%    Parisian, Dillard's,
Charleston, SC                                                                                   Hudson-Belk, Target, Sears
College Square           1988       1993         100%        459,705    153,881   213     97%    JCPenney, Sears, Belk,
Morristown, TN                                                                                   Goody's, Proffitt's
Columbia Place         1977/2001    1997         100%      1,042,404    297,854   247     96%    Dillard's, JCPenney,
Columbia, SC                                                                                     RICH'S-macy's, Sears
CoolSprings Galleria     1991       1994         100%      1,125,914    371,278   350     99%    Hecht's, Dillard's,
Nashville, TN                                                                                    Sears, JCPenney,
                                                                                                 Parisian
East Towne Mall        1971/2001    1997         100%        840,476    297,649   295     96%    Boston Store,
Madison, WI                                                                                      Sears, JCPenney
Eastgate Mall(14)      1980/2001    1995         100%      1,066,654    271,885   253     90%    JCPenney, Kohl's,
Cincinnati, OH                                                                                   Dillard's, Sears
Fashion Square         1972/2001    1993         100%        798,016    285,252   290     97%    JCPenney, Sears,
Saginaw, MI                                                                                      Marshall Fields
Fayette Mall           1971/2001    1993         100%      1,074,922    308,524   491    100%    Lazarus, Dillard's,
Lexington, KY                                                                                    JCPenney, Sears
Foothills Mall         1983/1996    1997          95%        478,768    148,669   197     88%    Sears, JCPenney,
Maryville, TN                                                                                    Goody's, Proffitt's
                                                                                                 for Women, Proffitt's
                                                                                                 for Men/Kids/Home
Frontier Mall            1981       1997         100%        519,471    205,720   224     98%    Dillard's I, JCPenney,
Cheyenne, WY                                                                                     Dillard's II, Sears


                                                                                          Percen-
                                                                                  Mall    tage
                                                                                  Store   Mall
                                    Year of                             Total     Sales   Store
                         Year of    Most                                Mall      per     GLA
                         Opening/   Recent     Company's    Total       Store     Square  Leased
Name of Mall/Location  Acquisition  Expansion  Ownership    GLA(1)      GLA(2)    Foot(3) (4)     Anchors
---------------------- ------------ --------- ------------ ----------- --------- ------- ------  ----------------------

Georgia Square           1981        N/A         100%        673,138    251,584   252     97%    Belk, JCPenney,
Athens, GA                                                                                       RICH'S-macy's, Sears
Governor's Square        1986       1999          48%        718,786    287,161   269     92%    JCPenney, Parks-Belk,
Clarksville, TN                                                                                  Sears, Dillard's,
                                                                                                 Goody's
Hamilton Place           1987       1998          90%      1,145,007    368,359   345     99%    Dillard's, Parisian,
Chattanooga, TN                                                                                  Proffitt's for Men Kids &
                                                                                                 Home, Proffitt's for Women,
                                                                                                 Sears, JCPenney
Hanes Mall             1975/2001    1990         100%      1,494,945    551,140   315     95%    Dillard's, Belk,
Winston-Salem, NC                                                                                Hecht's, Sears,
                                                                                                 JCPenney
Hickory Hollow Mall    1978/1998    1991         100%      1,088,280    418,091   235     92%    JCPenney, Sears,
Nashville, TN                                                                                    Dillard's, Hecht's
Janesville Mall        1973/1998    1998         100%        627,128    173,798   306     87%    JCPenney, Kohl's,
Janesville, WS                                                                                   Boston Store, Sears
Jefferson Mall         1978/2001    1999         100%        923,762    269,434   297     97%    Lazarus, Dillard's,
Lousiville, KY                                                                                   Sears, JCPenney
Kentucky Oaks Mall     1982/2001    1995          50%      1,013,822    420,568   274     89%    Dillard's,
Paducah, KY                                                                                      Elder-Beerman, JCPenney,
                                                                                                 Sears, Shopko (16),
Lakeshore Mall           1992       1999         100%        495,972    148,144   236     96%    Kmart, Belk, Sears,
Sebring, FL                                                                                      JCPenney, Beall's (8)
Madison Square           1984       1985         100%        932,452    299,617   304     99%    Dillard's, JCPenney,
Huntsville, AL                                                                                   McRae's, Parisian,
                                                                                                 Sears
Meridian Mall(7)       1969/1998    1987         100%        977,085    397,176   293     95%    JCPenney, Mervyn's,
Lansing, MI                                                                                      Marshall Field's, Younkers
                                                                                                 (12), Galyans
Midland Mall           1991/2001     -           100%        515,000    197,626   255     73%    Elder-Beerman,
Midland, MI                                                                                      JCPenney, Sears,
                                                                                                 Target
Northwoods Mall        1972/2001    1995         100%        833,833    335,497   314     91%    Dillard's, Belk,
Charleston, SC                                                                                   JCPenney, Sears
Oak Hollow Mall          1995        N/A          75%        800,762    249,934   200     95%    JCPenney, Belk, Sears,
High Point, NC                                                                                   Dillard's, Goody's
Old Hickory Mall       1967/2001    1994         100%        544,668    164,573   300     98%    Belk, Goldsmith's,
Jackson, TN                                                                                      Sears, JCPenney
Panama City Mall       1976/2002    1984         100%        606,452    249,293   273     94%    Sears, Dillard's,
Panama City, FL                                                                                  JCPenney
Parkdale Mall          1986/2001    1993         100%      1,371,870    456,529   259     84%    Dillard's I, Dillard's
Beaumont, TX                                                                                     II, JCPenney, Foley's,
                                                                                                 Sears, Service
                                                                                                 Merchandise (17)
Pemberton Square         1985       1999         100%        351,920    133,685   155     80%    JCPenney, McRae's,
Vicksburg, MS                                                                                    Dillard's, Designer,
                                                                                                 Inc.
Plaza del Sol            1979       1996          51%        261,586    105,405   196     97%    Beall Bros (8),
Del Rio, TX                                                                                      JCPenney, Kmart (18)
Post Oak Mall            1982       1985         100%        776,898    320,280   270     92%    Beall Bros. (8),
College Station, TX                                                                              Dillard's, Foley's,
                                                                                                 Dillard's South,
                                                                                                 Sears, JCPenney
Randolph Mall          1982/2001    1989         100%        350,035    148,021   200     88%    Belk, JCPenney,
Asheboro, NC                                                                                     Dillard's, Sears
Regency Mall           1981/2001    1999         100%        884,534    269,141   245     91%    Boston Store, Boston Home
Racine, WI                                                                                       Store, JCPenney, Sears,
                                                                                                 Target
Richland Mall          1980/2002    1996         100%        708,453    228,975   329     92%    Beall Bros (8),
Waco, TX                                                                                         JCPenney, Dillard's I,
                                                                                                 Dillard's II, Sears
Rivergate Mall         1971/1998    1998         100%      1,129,035    347,206   291     92%    Sears, Dillard's,
Nashville, TN                                                                                    JCPenney, Hecht's


                                                                                          Percen-
                                                                                  Mall    tage
                                                                                  Store   Mall
                                    Year of                             Total     Sales   Store
                         Year of    Most                                Mall      per     GLA
                         Opening/   Recent     Company's    Total       Store     Square  Leased
Name of Mall/Location  Acquisition  Expansion  Ownership    GLA(1)      GLA(2)    Foot(3) (4)     Anchors
---------------------- ------------ --------- ------------ ----------- --------- ------- ------  ----------------------

St. Clair Square(9)    1974/1996    1993         100%      1,047,438    283,364   380    100%    Famous Barr, Sears,
Fairview Heights, IL                                                                             JCPenney, Dillard's
Stroud Mall(10)        1977/1998    1994         100%        424,232    150,309   302    100%    JCPenney, The Bon-Ton,
Stroudsburg, PA                                                                                  Sears
Towne Mall             1977/2001    N/A          100%        465,451    155,137   221     91%    Elder-Beerman,
Franklin, OH                                                                                     Dillard's, Sears
Turtle Creek Mall        1994       1995         100%        846,150    223,056   314    100%    JCPenney, Sears,
Hattiesburg, MS                                                                                  Dillard's, Goody's,
                                                                                                 McRae's I, McRae's II
Twin Peaks Mall          1985       1997         100%        555,919    242,534   214     88%    JCPenney, Dillard's I,
Longmont, CO                                                                                     Dillard's II, Sears
Walnut Square (11)       1980       1992         100%        449,798    170,605   227     91%    Belk, JCPenney,
Dalton, GA                                                                                       Proffitt's, Sears,
                                                                                                 Goody's
Wausau Center(15)      1983/2001    1999         100%        429,970    156,770   292     91%    Younkers, JCPenney,
Wausau, WI                                                                                       Sears
West Towne Mall        1970/2001    1990         100%        975,817    262,508   386     99%    Boston Store, Sears,
Madison, WI                                                                                      JCPenney, Boston Store
WestGate Mall(6)       1975/1995    1996         100%      1,100,679    267,353   259     99%    Belk, JCPenney, Dillard's,
Spartanburg, SC                                                                                  Sears, Bed, Bath & Beyond,
                                                                                                 Proffitt's, Dick's
                                                                                                 Sporting Goods
Westmoreland Mall      1977/2002    1994         100%      1,017,114    405,023   348     89%    The Bon-Ton,
Greensboro, PA                                                                                   Kaufmann's, Sears,
                                                                                                 JCPenney
York Galleria          1998/1999     N/A          100%       770,668    233,451   291     97%    Boscov's, JCPenney,
York, PA                                              -------------- ---------- ------  ------   The Bon-Ton, Sears
                      Total Stabilized Malls              41,158,100 13,816,019   293     94%
                                                      -------------- ---------- ------  ------
                      Grand Total All Malls               44,342,618 14,889,126   279     93%
                                                      ============== ========== ======  ======

     (1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.

     (2)  Excludes Anchors.

     (3)  Totals represent weighted averages.

     (4) Includes tenants paying rent for executed leases as of December 31, 2002.

     (5) Company is the lessee under a ground lease for 82 acres, which extends through June 30, 2035. The annual base rent is $29,239 increasing by 6% per year.

     (6) The Company is the lessee under several ground leases for approximately 53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

     (7) The Company is the lessee under several ground leases in effect through March 2067 with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.

     (8) Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.

     (9) The Company is the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.

     (10) The Company is the lessee under a ground lease, which extends through July 2089. The current rental amount is $50,000 with an additional $100,000 paid every 10 years.

     (11) The Company is the lessee under several ground leases, which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

     (12) Younkers is scheduled to open in April 2003.

     (13) Dekor is vacant but paying rent.

     (14) Ground rent is $24,000 per year.

     (15) Ground rent is $181,500 per year plus 10% of net taxable cash flow.

     (16) Shopko is vacant.

     (17) Service Merchandise is closed but still paying rent.

     (18) K-Mart is vacant.

Anchors

     Anchors are an important factor in a Mall's successful performance. The public's identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall shop tenants.

     Anchors may own their stores in conjunction with the land underneath and sometimes the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 8.2% of the total revenues from the Company's Properties. Each anchor that owns its store has entered into a reciprocal easement agreement with the Company covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2002, the Company successfully added several anchors in the Malls:

        Anchor                  Property                   Location
----------------------- -------------------------- -------------------------
       Target                 Citadel Mall               Charleston, SC
       Belk                   College Square             Morristown, TN
       Dillard's              Asheville Mall             Asheville, NC
       Dillard's              Jefferson Mall             Louisville, KY
       Dillard's              Randolph Mall              Asheboro, NC
       Foley's                Parkdale Mall              Beaumont, TX
       Galyan's               Meridian Mall              Lansing, MI



     The Dillard's store at Asheville Mall represents Dillard's second store at Asheville Mall. The Dillard's store at Jefferson Mall is an expansion of their existing store.

     As of December 31, 2002, the Malls had a total of 249 anchors and three vacant anchor locations at Arbor Place, Kentucky Oaks Mall and Meridian Mall. The vacant Dekor store at Arbor Place will be replaced by JCPenney in 2003 and the vacant Jacobson's space at Meridian Mall will be replaced by Younkers in April 2003. Subsequent to year-end, K-Mart closed at Plaza del Sol and Younkers closed at East Towne Mall. The following table lists all mall anchors, the square feet of the anchor and whether the anchor property is owned or leased:

                                 Mall Anchor Summary Information
                                    As of December 31, 2002

                                Number of          GLA Leased        GLA Owned        Total Occupied
Anchor                        Anchor Stores         By Anchor        By Anchor        By Anchor (1)
-----------------------------------------------------------------------------------------------------
JCPenney                           49               2,672,060        2,655,728         5,327,788
Sears                              50               1,363,035        4,759,615         6,122,650
Dillard's                          41                 511,759        4,814,051         5,325,810
Sak's
  Boston Store                      5                 255,961          440,249           696,210
  Proffitts                         7                      --          643,082           643,082
  Parisian                          6                 132,621          647,633           780,254
  McRae's                           6                 168,000          511,359           679,359
  Younkers                          5                 100,564          506,311           606,875
          Subtotal                 29                 657,146        2,748,634         3,405,780
Belk                               14                 624,928        1,142,737         1,767,665
The May Company
  Foley's                           2                      --          268,159           268,159
  Famous Barr                       1                 236,489               --           236,489
  Hecht's                           5                      --          814,630           814,630
          Subtotal                  8                 236,489        1,082,789         1,319,278
Federated Department Stores
  RICH'S-macy's                     2                      --          282,797           282,797
  Goldsmith's                       1                 119,700               --           119,700
  Lazarus                           2                      --          427,143           427,143
          Subtotal                  5                 119,700          709,940           829,640
Goody's                             8                 272,480               --           272,480
Target, Inc.
  Marshall Fields                   5                 147,632          596,758           744,390
  Target                            2                      --          213,177           213,177
          Subtotal                  7                 147,632          809,935           957,567
The Bon Ton                         3                  87,024          231,715           318,739
Kmart                               2                 173,940               --           173,940
Mervyn's                            2                  74,889          124,919           199,808
Boscov's                            1                      --          150,000           150,000
Burlington Coat                     1                 153,345               --           153,345
Kohl's                              2                 183,591               --           183,591
Bed, Bath & Beyond                  4                 129,714               --           129,714
Old Navy                            1                  37,585               --            37,585
Bergner's                           1                      --          128,330           128,330
Elder-Beerman                       3                 124,233          117,888           242,121
Hobby Lobby                         1                  54,875               --            54,875
Service Merchandise                 2                  63,404           53,000           116,404
Beall Bros.                         3                 103,916               --           103,916
Beall's (Fla)                       1                  45,844               --            45,844
Designer, Inc.                      1                  20,269               --            20,269
Dick's Sporting Goods               1                  35,036               --            35,036
Borders                             1                  25,814               --            25,814
Best Buy                            1                  46,930               --            46,930
Galyan's                            1                  80,515               --            80,515
Kaufmann's                          1                      --          168,341           168,341
Linens N Things                     1                  36,046               --            36,046
Staples                             1                  24,121               --            24,121
Vacant Anchors:
  Shopko(2)                         1                      --           85,229            85,229
  Dekor (2)                         1                  80,000               --            80,000
  Jacobson's                        1                  83,916               --            83,916
-------------------------------------------------------------------------------------------------
                                  249               8,270,236       19,782,851        28,053,087
                                =======            ===========     ============      ============

          (1) Includes all square footage owned by or leased to Anchor including tire, battery and automotive facilities and storage square footage.

          (2)  Vacant but paying rent.

Mall Stores

     The Malls have approximately 7,490 mall stores. National and regional retail chains (excluding local franchises) lease approximately 80.1% of the occupied mall store GLA. Although mall stores occupy only 33.58% of the total mall GLA, the mall properties received approximately 90.6% of their revenues from mall stores for the year ended December 31, 2002.

     The following table summarizes certain information about the mall stores for the last three years.

                                          Total           Percentage       Average Base      Average Mall
                        Total           Mall Store      of Mall Store        Rent Per      Store Sales Per
 At December 31,    Mall Store GLA     GLA - Leased    GLA Occupied(1)   Square Foot (2)   Square Foot (3)
------------------ ----------------- ----------------- ----------------- ----------------- -----------------
        2000           7,558,160        7,110,705            94.1%           $21.57              $302
        2001          13,723,000       12,653,000            92.2%            22.91               297
        2002          14,889,126       13,891,555            93.3%            23.49               293

     (1) Mall store occupancy includes tenants with executed leases who are paying rent.

     (2) Average base rent per square foot is based on mall store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.

     (3) Calculated for the preceding twelve-month period. The calculation of sales per square foot excludes all stores over 10,000 square feet.

Mall Lease Expirations

     The following table summarizes the scheduled lease expirations for mall stores in occupancy as of December 31, 2002:

                                                  Approximate                     Expiring       Expiring
                                   Annualized     Mall Store                     Leases as %    Leases as a
                    Number of     Base Rent of      GLA of                        of Total      % of Total
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     Leased Mall
  December 31,      Expiring       Leases (1)       Leases       Square Foot      Base Rent      Store GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
         2003           521       $25,120,000      1,232,000         $20.39           8.3%           9.7%
         2004           620        35,802,000      1,575,000          22.73          11.8%          12.4%
         2005           592        35,121,000      1,531,000          22.94          11.6%          12.0%
         2006           544        32,492,000      1,353,000          24.01          10.7%          10.6%
         2007           544        34,921,000      1,509,000          23.14          11.5%          11.8%
         2008           397        25,890,000      1,216,000          21.29           8.6%           9.5%
         2009           325        23,510,000        865,000          27.18           7.8%           6.8%
         2010           289        20,504,000        748,000          27.41           6.8%           5.9%
         2011           331        25,810,000        898,000          28.74           8.5%           7.0%
         2012           302        22,353,000        838,000          26.67           7.4%           6.6%

     (1) Total annualized base rent for all leases executed as of December 31, 2002, including rent for space that is leased but not yet occupied.


Mall Tenant Occupancy Costs

     Occupancy cost is a tenant's total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

                                                   Year Ended December 31, (1)
                                         ---------------------------------------------
                                             2002            2001           2000
                                         -------------- --------------- --------------
Mall Store Sales (in millions) (2)         $2,852.8       $2,821.4        $1,487.1
                                         ============== =============== ==============
Minimum Rents                                  8.3%           8.0%            7.9%
Percentage Rents                               0.4%           0.3%            0.5%
Expense Recoveries (3)                         3.3%           3.0%            3.5%
                                         -------------- --------------- --------------
Mall tenant occupancy costs                   12.0%          11.3%           11.9%
                                         ============== =============== ==============

     (1) Excludes Malls not owned or open for full reporting period except for 2001, which includes results from the Jacobs Malls.

     (2) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing Mall Store GLA of 10,000 square feet or less. Represents 100% of sales for these Malls. In certain cases, the Company and the Operating Partnership owns less that 100% interest in these Malls.

     (3) Represents real estate taxes, insurance and common area maintenance charges.

Associated Centers

     The Company owns a controlling interest in 18 Associated Centers and non-controlling interests in two Associated Centers. The Company also owns a controlling interest in an Associated Center that is currently under construction.

     Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as TJ Maxx, Target, Toys R Us and Goody's. Associated Centers are managed by the staff at the Mall it is adjacent to and usually benefit from the customers drawn to the Mall.

     The following table summarizes certain information about the Associated Centers for the last three years.

                                                                            Average Base     Average Sales
                                           Total           Percentage     Rent Per Square   Per Square Foot
 At December 31,       Total GLA        Leasable GLA    GLA Occupied(1)       Foot (2)            (3)
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
     2000              2,521,131         1,392,466           95.0%             $9.88              $185
     2001              2,974,495         1,615,373           95.8%              9.73               198
     2002              3,563,351         2,162,012           95.2%              9.87               181

     (1) Mall store occupancy includes tenants with executed leases who are paying rent.

     (2) Average base rent per square foot is based on mall store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.

     (3) Calculated for the preceding twelve months period. The calculation of sales per square foot excludes all stores over 10,000 square feet.


     Currently the Company has one Associated Center under construction, The Shoppes at Hamilton Place in Chattanooga, TN. All of the land underlying the Associated Centers is owned in fee simple except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

Associated Centers Lease Expirations

     The  following  table  summarizes  the  scheduled  lease   expirations  for
Associated Center tenants in occupancy as of December 31, 2002.

                                                                                  Expiring
                                   Annualized     Approximate                    Leases as %     Expiring
                    Number of     Base Rent of      GLA of                        of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot      Base Rent     Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
     2003              24         $1,104,436        107,356          $10.29           7.3%           7.2%
     2004              21          1,032,000        139,000            7.42           6.8%           9.4%
     2005              32          1,992,000        178,940           11.13          13.2%          12.0%
     2006              14            937,000         84,496           11.09           6.2%           5.7%
     2007              16            941,000         90,614           10.38           6.2%           6.1%
     2008               9            898,000         80,903           11.10           5.9%           5.4%
     2009               8          1,223,000        103,962           11.76           8.1%           7.0%
     2010               3            947,000         86,591           10.94           6.3%           5.8%
     2011               5          1,448,000        171,588            8.44           9.6%          11.5%
     2012              10          2,435,000        207,920           11.71          16.1%          14.0%

     (1) Total annualized base rent for all leases executed as of December 31, 2002, including rent for space that is leased but not yet occupied.

     The following table sets forth certain information for each of the Associated Centers as of December 31,2002:

                             Year of                                              Percentage
                          Opening/Most                                 Total         GLA
   Name of Associated        Recent       Company's      Total        Leasable     Occupied
     Center/Location       Expansion      Ownership      GLA(1)        GLA(2)        (3)             Anchors
-----------------------  -------------  ------------- ----------     ----------   -----------   ---------------------
Bonita Lakes Crossing(10) 1997/1999        100%         130,150         130,150         89%     Books-A-Million, TJ
Meridian, MS                                                                                    Maxx, Office Max,
                                                                                                Old Navy
CoolSprings Crossing        1992           100%         373,931         192,370         84%     Target(7),  Toys "R"
Nashville, TN                                                                                   Us(7), H.H.Gregg(7),
                                                                                                LifeWay Christian Store
Courtyard at Hickory        1979           100%          77,460          77,460        100%     Carmike Cinemas,
  Hollow                                                                                        Just For Feet(8)
Nasvhille, TN
Eastgate Crossing           1991           100%         195,112         171,628         97%     Kroger, Circuit
Cincinnati, OH                                                                                  City, Office Max(7),
                                                                                                Borders, Kids "R" Us
Foothills Plaza          1983/1986         100%         191,216 (4)      71,216         94%     Eckerd(6), Hall's
Maryville, TN                                                                                   Salvage, Carmike
                                                                                                Cinemas, Fowlers
                                                                                                Furniture
Frontier Square             1985           100%         161,615          16,615        100%     Albertson's(7),
Cheyenne, WY                                                                                    Target(7)
Governor's Square Plaza    1985(5)          49%         187,599          65,401        100%     Office Max, Premier
Clarksville, TN                                                                                 Medical Group,
                                                                                                Target
Georgia Square Plaza        1984           100%          15,393          15,393        100%     Georgia Theatre Co.
Athens, GA
Gunbarrel Pointe            2000           100%         281,525         155,525         98%     Kohl's, Target(7),
Chattanooga, TN                                                                                 Goody's
Hamilton Crossing        1987/1994          92%         185,370          92,257         95%     Home Goods(7), Toys
Chattanooga, TN                                                                                 "R" Us(7), Michaels(7),
                                                                                                TJ Maxx
Hamilton Corner             1990            90%          88,298          88,298        100%     Michaels(8), Fresh
Chattanooga, TN                                                                                 Market, Appliance
                                                                                                Factory Warehouse
The Landing                 1999           100%         169,523          91,836         84%     Toys "R" Us(7),
Atlanta(Douglasville),GA                                                                        Circuit City(7),
                                                                                                Michaels
Madison Plaza               1984            75%         153,085          98,690         96%     Food World, TJ Maxx,
Huntsville, AL                                                                                  Service
                                                                                                Merchandise(9)
Parkdale Crossing           2002           100%          88,200          88,200        100%     Barnes & Noble,
Beaumont, TX                                                                                    LifeWay Christian
                                                                                                Store, Office Depot
Pemberton Plaza             1986            10%          77,893          26,947         95%     Kroger(7),
Vicksburg, MS                                                                                   Blockbuster
The Terrace                 1997            92%         156,297         117,025        100%     Barnes & Noble,
Chattanooga, TN                                                                                 Linens'N Things,
                                                                                                Old Navy, Staples,
                                                                                                Circuit City(7)
Village at Rivergate     1981/1998         100%         166,366          66,366         91%     Target(7), Just For
Nashville, TN                                                                                   Feet
Westmoreland Crossing       2002           100%         277,303         277,303         91%     Carmike Cinema,
Greensburg, PA                                                                                  Ames, Shop N' Save,
                                                                                                Michaels
WestGate Crossing       1985/1999          100%         157,247         157,247         91%     Goody's, Toys "R"
Spartanburg, SC                                                                                 Us, Old Navy
West Towne Crossing         1980           100%         429,768         162,085        100%     Barnes & Noble, Best
Madison, WI                                           ---------       ---------        ----     Buy, Kohl's(7), Cub
                                                                                                Foods(7), Shopko(7),
                                                                                                Office Max(7)
     Total Associated
              Centers                                 3,563,351       2,162,012         95%
                                                      =========       =========        ====

          (1) Includes the total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.

          (2)  Includes leasable anchors.

          (3) Includes tenants with executed leases at December 31, 2002. Calculation includes leased anchors.

          (4) Total GLA includes, but total leasable GLA and percentage GLA leased exclude, a furniture store of 80,000 square feet.

          (5) Originally opened in 1985, and was acquired by the Company in June 1997.

          (6) Eckerd has closed its store but is continuing to meet its financial obligations under its lease, which expires January 31, 2003. The space is subleased to Dollar General.

          (7)  Owned by the tenant.

          (8)  Closed but still paying rent.

          (9)  Owned by the tenant-closed.

          (10) The land is ground leased through June 2015 with options to extend through June 2035. The current annual rent is $20,420, increasing by 6% each year.

          (11) Albertson's is vacant, owned by others and is being redeveloped.

Community Centers

     The Company owns a controlling interest in 61 Community Centers and non-controlling interests in two Community Centers. The Company also owns three Community Centers that are currently under construction.

     Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth.

     Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, discount department stores or drug stores that attract shoppers to each center's small shops. The tenants at the Company's Community Centers typically offer day-to-day necessities, value-oriented and convenience merchandise.

     The following table summarizes certain information about the Community Centers for the last three years.

                                                                            Average Base     Average Sales
                                           Total           Percentage     Rent Per Square   Per Square Foot
 At December 31,       Total GLA        Leasable GLA    GLA Occupied(1)       Foot (2)            (3)
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
     2000               9,140,865          5,883,371           97.8%             $8.85             $213
     2001               8,357,207          5,472,017           97.0%              9.43              190
     2002               7,580,027          5,123,643           94.7%              9.72              226

     (1)  Includes tenants with executed leases who are paying rent.

     (2) Average base rent per square foot is based on GLA occupied as of the last day of the indicated period for the preceding twelve-month period.

     (3) Calculated for the preceding twelve-month period. The calculation of sales per square foot excludes all stores over 10,000 square feet.

     As of December 31, 2002, the largest tenant in the Community Centers in terms of revenue was Delhaize Group with 24 Food Lion stores. Food Lion represents 0.8% of the Company's total revenue. Twelve of these stores have closed, but continue to pay rent to the Company Five of the closed Food Lion stores have been sub-leased.

     The following tables sets forth certain information for each of the Company's Community Centers at December 31, 2002:

                       Year of
                       Opening/                                                                           Square
                       Most                               Total   Percentage                             Feet of
Name of Community      Recent     Company's    Total    Leasable      GLA                                 Anchor
Center/Location        Expansion  Ownership   GLA(1)     GLA(2)   Occupied(3)          Anchors          Vacancies
---------------------  --------- ----------- -------- ----------- ----------- ----------------------- --------------
Anderson Plaza         1983/1994     100%     46,258    46,258        100%    Food Lion, Eckerd (7)         8,640
Greenwood, SC
Bartow Village            1990       100%     40,520    40,520        97%     Food Lion(7), Family           None
Bartow, FL                                                                    Dollar
Beach Crossing            1984       100%     45,790    45,790        100%    Food Lion (4), Dollar          None
Myrtle Beach, SC                                                              General, Advanced Auto
BJ's Plaza (5)            1991       100%    104,233   104,233        100%    BJ's Wholesale Club            None
Portland, ME
Briarcliff Square         1989       100%     41,778    41,778        84%     Food Lion                      None
Oak Ridge, TN
Buena Vista Plaza      1989/1997     100%    151,320    17,500        85%     Wal*Mart(16),                  None
Columbus, GA                                                                  Winn Dixie(16)
Bulloch Plaza             1986       100%     39,264    39,264       100%     Food Lion                      None
Statesboro, GA
Capital Crossing          1995       100%     81,110    81,110       100%     Lowe's Food, Staples           None
Raleigh, NC
Cedar Bluff Crossing   1987/1996     100%     53,050    53,050        98%     Food Lion (7)                33,000
Knoxville, TN
Cedar Plaza               1988       100%     50,000    50,000        100%    Tractor Supply Company         None
Cedar Springs, MI
Chester Plaza             1997       100%     64,844    10,000        60%     Kroger(16)                     None
Richmond, VA
Chestnut Hills            1982       100%     68,364    68,364        92%     JCPenney                       None
Murray, KY


                       Year of
                       Opening/                                                                           Square
                       Most                               Total   Percentage                             Feet of
Name of Community      Recent     Company's    Total    Leasable      GLA                                 Anchor
Center/Location        Expansion  Ownership   GLA(1)     GLA(2)   Occupied(3)          Anchors          Vacancies
---------------------  --------- ----------- -------- ----------- ----------- ----------------------- --------------

Coastal Way               2000       100%    196,695   110,624        100%    Belk, Sears, Office            None
Spring Hill, FL                                                               Depot
Colleton Square           1986       100%     31,000    31,000        90%     Food Lion (7)                25,000
Walterboro, SC
Collins Park Commons(6)   1989       100%     37,458    37,458        97%     Tractor Supply Company         None
Plant City, FL
Conway Plaza(8)           1985       100%     33,000    33,000        100%    Food Lion (7)                21,000
Conway, SC
Cosby Station          1994/1995     100%     77,811    77,811        90%     Publix                         None
Douglasville, GA
Cortlandt Towne Center 1997/1998     100%    763,260   630,017        100%    Marshalls, Wal*Mart,           None
Cortlandt, NY                                                                 Home Depot, A & P Food
                                                                              Store, Seaman Furniture,
                                                                              Barnes & Noble, Office
                                                                              Max, PetsMart, Linens 'N
                                                                              Things, United Artists
County Park Plaza         1982       100%     60,750    60,750        100%    Bi-Lo                          None
Scottsboro, AL
Devonshire Place(9)       1996       100%    104,414   104,414        100%    Lowe's Food, Kinetix(7),       None
Cary, NC                                                                      Borders Books
East Ridge Crossing       1988       100%     58,950    58,950        100%    Food Lion                      None
Chattanooga, TN
East Towne Crossing    1989/1990     100%    175,667    76,197        61%     Home Depot(16), Food Lion    29,911
Knoxville, TN
58 Crossing               1988       100%     49,984    49,984        100%    Food Lion, CVS (7)            9,000
Chattanooga, TN
Garden City Plaza      1984/1991     100%    188,446    76,246        100%    Sears(16), JCPenney            None
Garden City, KS
Greenport Towne Centre    1994       100%    191,622    75,525        100%    Wal*Mart(16), Price-Chopper    None
Hudson, NY
Hampton Plaza             1990       100%     44,420    44,420        97%     Food Lion (4)                  None
Tampa, FL
Henderson Square          1995       100%    268,327   164,329        100%    JCPenney, Leggett,             None
Henderson, NC                                                                 Goody's, Wal*Mart(16)
Jasper Square          1986/1990     100%     95,950    50,550        100%    Lowe's(16), Goody's            None
Jasper, AL
Keystone Crossing         1989       100%     40,400    40,400        100%    Food Lion (7), Dollar        29,000
Tampa, FL                                                                     General
Kingston Overlook(10)  1996/1997     100%    119,350   119,350        55%     Michaels, Babies "R" Us      53,385
Knoxville, TN
Lady's Island          1983/1993     100%     60,687    60,687        100%    Winn Dixie, Eckerd             None
Beaufort, SC
Lions Head Village        1980       100%     99,165    99,165        89%     Steinmart, Office Max          None
Nashville, TN
Longview Crossing(11)     2000       100%     40,598    40,598        100%    Food Lion                      None
Hickory, NC
Lunenburg Crossing        1994       100%    198,115    25,515        100%    Wal*Mart(16), Shop'n           None
Lunenburg, MA                                                                 Save(16)
Marketplace at Flower     1999       100%    113,466   113,466        99%     Winn Dixie (7)               60,784
Mound  Flower Mound, TX
Massard Crossing          2001        10%    300,717    98,410        92%     Wal*Mart(16), TJ Maxx,         None
Ft. Smith, AR                                                                 Goody's, Cato
North Creek Plaza         1983       100%     28,500    28,500        74%     Food Lion (7)                21,000
Greenwood, SC
North Haven Crossing      1993       100%    104,612   104,612        100%    Sports Authority, Office       None
North Haven, CT                                                               Max, Barnes & Noble
Northridge Plaza       1984/1988     100%    129,570    79,570        97%     Home Goods, Eckerd(4)          None
Hilton Head, SC
Northwoods Plaza       1983/1992     100%     32,705    32,705        100%    Food Lion                      None
Albemarle, NC
Oaks Crossing          1990/1993     100%    119,674    27,450        100%    Wal*Mart(16), Buck's           None
Otsego, MI                                                                    Variety
Orange Plaza              1983       100%     46,875    46,875        100%    Harris Teeter (4),             None
Roanoke, VA                                                                   Dollar General


                       Year of
                       Opening/                                                                           Square
                       Most                               Total   Percentage                             Feet of
Name of Community      Recent     Company's    Total    Leasable      GLA                                 Anchor
Center/Location        Expansion  Ownership   GLA(1)     GLA(2)   Occupied(3)          Anchors          Vacancies
---------------------  --------- ----------- -------- ----------- ----------- ----------------------- --------------

Perimeter Placa        1985/1988     100%    156,945    54,525        94%     Home Depot(16), Catnapper      None
Chattanooga, TN                                                               Factory Outlet
Rawlinson Place           1987       100%     35,750    35,750        100%    Food Lion (7)                25,000
Rock Hills, SC
Sattler Square            1989       100%    132,746    94,760        74%     Big Lots, Rite Aid           25,000
Big Rapids, MI
Seacoast Shopping         1991       100%    208,690    91,690        100%    Wal*Mart(16), Shaw's           None
Center  Seabrook, NH                                                          Supermarket
Shenandoah Crossing       1988       100%     28,600    28,600        100%    Food Lion (7)                25,000
Roanoke, VA
Signal Hills Village   1987/1989     100%     24,100    24,100        88%                                    None
(12)Statesville, NC
Southgate Crossing(13)    1985       100%     40,100    40,100        62%     Food Lion (7)                25,000
Bristol, TN
Springhurst Towne         1997       100%    812,222   416,472        98%     Cinemark, Kohl's,  Books       None
Louisville, KY                                                                A Million, TJ Maxx,
                                                                              Meijer(16), Target(16),
                                                                              Fashion Shop, Office Max,
                                                                              Dick's Sporting Goods,
                                                                              Liquor Barn, Dress Barn
Springs Crossing(14)   1987/1996     100%     42,920    42,920        84%     Food Lion                     6,720
Hickory, NC
Statesboro Square         1986       100%     41,000    41,000        100%    Food Lion (4), Rentown         None
Statesboro, GA
Stone East Plaza          1983       100%     45,259    45,259        96%     Food Lion (4)                  None
Kingsport, TN
Strawbridge Market Place  1997       100%     43,765    43,765        100%    Regal Cinema                   None
Virginia Beach, VA
Suburban Plaza            1995       100%    128,647   128,647        94%     Toys "R" Us, Barnes &          None
Knoxville, TN                                                                 Noble
34th St. Crossing         1989       100%     51,120    51,120        84%     Food Lion (7)                35,720
St. Petersburg, FL
Uvalde Plaza           1987/1992      75%    111,160    34,000        100%    Wal*Mart(16), Beall's          None
Uvalde, TX
Valley Commons         1988/1994     100%     45,580    45,580        100%    Food Lion                      None
Salem, VA
Valley Crossing        1988/1991     100%    186,077   186,077        100%    Goody's, TJ Maxx, Office       None
Hickory, NC                                                                   Depot, Rack Room Shoes,
                                                                              Circuit City, Dollar
                                                                              Tree
The Village at            1990       100%     72,450    72,450        100%    Tractor Supply Company         None
Wexford  Cadillac, MI                                                         (15)
Village Square         1990/1993     100%    163,294    27,050        100%    Wal*Mart(16), Fashion Bug      None
Houghton Lake, MI
Willowbrook Plaza         1999        10%    386,130   292,580        83%     Home Depot(16), Linens 'N      None
Houston, TX                                                                   Things
Willow Springs Plaza   1991/1994     100%    224,753   130,753        100%    Home Depot(16), Office         None
Nashua, NH                                  --------   --------       ----    Max, JCPenney Home Store
        Total Community Centers            7,580,027  5,123,643       95%
                                            ========   ========       ====

          (1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

          (2)  Includes leasable Anchors.

          (3) Includes tenants paying rent on executed leases on December 31, 2002. Calculation includes leased Anchors.

          (4) Tenant has closed its store but is continuing to meet its financial obligations and is sub-leasing the space.

          (5)  Ground  Lease  term  extends  to  2051   including  four  10-year
               extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.

          (6) Ground Lease term extends to 2049 including three 10-year extensions Lessor receives a share of percentage rents during initial term and extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.

          (7) Represents a tenant, which has closed its store but is continuing to meet its financial obligations under its lease. The vacancies at North Creek Plaza and Cedar Bluff Crossing occurred after December 31, 2002.

          (8) Ground Lease term extends to 2055 including two 20-year extensions. During extension periods, Lessor receives a share of percentage rents. Lessee ahs a right of first refusal to purchase the fee. Lessor receives a share of sale proceeds upon sale of the center to a third party only if sale occurs while fee is subordinated to a mortgage.

          (9) Ground Lease extends to 2076 including 12 five-year options. Lessor receives no additional rent.

          (10) Ground Lease for an out-parcel extends to 2046 including 4 ten-year options. Lessor receives 20% of percentage rentals.


          (11) Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial terms and extensions. Lessee has a right of first refusal to purchase the fee.

          (12) Signal Hills Village is adjacent to Signal Hills Crossing, a Property on which the Company holds a Mortgage.

          (13) Ground Lease terms extends to 2055 including one 20-year extension. Commencing in 2005, rental will be greater of base rent or a share of the revenue from the center. Lessee has a right of first refusal to purchase the fee.

          (14) Ground Lease term extends to 2048 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.

          (15) Tractor Supply Company has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing minimum annual rent being paid at the time of exercise at a rate o 8.33%.

          (16) Owned by the tenant.

Community Centers Lease Expirations

     The following table summarizes the scheduled lease expirations for tenants in occupancy at December 31, 2002.

                                                                                  Expiring
                                   Annualized     Approximate                    Leases as %     Expiring
                    Number of     Base Rent of      GLA of                        of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot      Base Rent     Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
    2003                 92        $3,141,135        379,294        $8.28             7.7%           7.9%
    2004                119         3,558,000        359,950         9.88             8.7%           7.5%
    2005                122         4,963,000        470,561        10.55            12.2%           9.8%
    2006                 63         3,113,000        374,896         8.30             7.6%           7.8%
    2007                 76         3,650,000        391,314         9.33             9.0%           8.1%
    2008                 37           316,600        319,320         0.99             0.8%           6.6%
    2009                 22         3,735,000        387,171         9.65             9.2%           8.1%
    2010                 20         1,858,000        207,399         8.96             4.6%           4.3%
    2011                  7         1,129,000        130,706         8.64             2.8%           2.7%
    2012                 10         2,188,000        199,227        10.98             5.4%           4.1%


Mortgages

     The Company owns 11 mortgages that are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements.

Office Building

     The Company owns a 92% interest in the 128,000 square foot office building where its corporate headquarters is located. At December 31, 2002, the Company occupied 60% of the total square footage of the building.

                                              MORTGAGE DEBT
                                             (In thousands)
                                Mortgage Loans Outstanding in Whole or in
                                        Part at December 31, 2002




                             Ownership Share                     Principal                              Estimated
                             of Company and                       Balance       Annual                   Balloon    Open to
                               Operating       Interest             as of        Debt      Maturity    Payment Due  Prepayment
Collateral Property           Partnership        Rate            12/31/02(1)    Service      Date      on Maturity  Date(2)
------------------------------------------------------------------------------------------------------------------------------------
Malls
-----
Arbor Place Mall                 100%            6.510%        $    80,951       $6,610      Aug-12     $63,397    Jun-05    (4)
Asheville Mall                   100%            6.980%             70,334        5,677      Sep-11      61,229    Oct-04
Bonita Lakes Mall                100%            6.820%             27,804        2,503      Oct-09      22,539    Oct-03
Brookfield Square                100%            7.498%             73,517        7,219      May-05      68,980    Jan-04    (7)
Burnsville Center                100%            8.000%             72,097        6,900      Oct-10      60,341    Sep-05
Cary Towne Center                100%            6.850%             89,300        7,077      Mar-09      81,961    Apr-05
Cherryvale Mall                  100%            7.375%             46,954        4,648      Jul-06      41,980    Open
Citadel Mall                     100%            7.390%             32,549        3,174      May-07      28,700    Open
College Square                   100%            6.750%(3)          13,164        1,726      Sep-13         -      Open
Columbia Place                   100%            2.738%             34,663        3,349      Jun-03      31,355    Open
Coolsprings Galleria             100%            8.290%             61,887        6,636      Oct-10      47,827    Open
East Towne Mall                  100%            8.010%             28,509        7,434      Dec-06      25,447    Open
Eastgate Mall                    100%            2.938%(3)          41,625        1,598      Dec-03      41,625    Open
Fashion Square Mall              100%            6.510%             61,979        5,061      Aug-12      48,540    Jun-05    (4)
Fayette Mall                     100%            7.000%             96,569        7,824      Jul-11      84,096    Jul-06
Governor's Square Mall            48%            8.230%             33,231        3,476      Sep-16      14,144    Open
Hamilton Place                    90%            7.000%             67,162        6,361      Mar-07      59,505    Open
Hanes Mall                       100%            7.310%            113,990       10,726      Jul-08      97,551    Open
Hickory Hollow Mall              100%            6.770%             91,025        7,723      Aug-08      80,847    Open      (5)
Janesville Mall                  100%            8.375%             14,890        1,857      Apr-16         -      Open
Jefferson Mall                   100%            6.510%             45,094        3,682      Aug-12      35,316    Jun-05    (4)
Kentucky Oaks Mall                50%            9.000%             32,901        3,573      Jun-07      29,439    Open
Meridian Mall                    100%            2.547%(3)         109,017        2,777      Aug-03     109,017    Open
Midland Mall                     100%            2.938%(3)          35,000        1,028      Jun-03      35,000    Open
Northwoods Mall                  100%            6.510%             64,562        5,271      Aug-12      50,562    Jun-05    (4)
Oak Hollow Mall                   75%            7.310%             47,257        4,709      Feb-08      39,567    Open
Old Hickory Mall                 100%            6.510%             35,757        2,920      Aug-12      28,004    Jun-05
Panama City Mall                 100%            7.300%             40,530        3,373      Aug-11      36,089    Open
Parkdale Mall                    100%            2.938%(3)          45,000        1,322      Jun-03      45,000    Open
Parkway Place                     45%(10)        2.938%(3)          56,458        1,659      Dec-03      56,458    Open
Plaza Del Sol                     51%            9.150%              4,372          796      Aug-10         -      Open
Randolph Mall                    100%            6.500%             15,594        1,272      Aug-12      12,209    Jun-05    (4)
Regency Mall                     100%            6.510%             35,360        2,887      Aug-12      27,693    Jun-05    (4)
Richland Mall                    100%            2.980%(3)           9,500          283      May-03       9,500    Open
Rivergate Mall                   100%            6.770%             73,566        6,240      Aug-08      65,479    Open      (5)
St. Clair Square                 100%            7.000%             70,371        6,361      Apr-09      58,975    Open
Stroud Mall                      100%            8.420%             32,060        2,977      Dec-10      29,385    Open      (4)
Turtle Creek Mall                100%            7.400%             31,723        2,712      Mar-06      29,522    Open
Walnut Square                    100%           10.125%(6)             576          144      Feb-08         -      Open
Wausau Center                    100%            6.700%             13,935        1,238      Dec-10      10,725    Open
West Towne Mall                  100%            8.010%             44,076        7,434      Dec-06      39,342    Open
Westgate Mall                    100%            6.500%             56,019        4,570      Aug-12      43,860    Jun-05    (4)



                             Ownership Share                     Principal                              Estimated
                             of Company and                       Balance       Annual                   Balloon    Open to
                               Operating       Interest             as of        Debt      Maturity    Payment Due  Prepayment
Collateral Property           Partnership        Rate            12/31/02(1)    Service      Date      on Maturity  Date(2)
------------------------------------------------------------------------------------------------------------------------------------

York Galleria                    100%            8.340%             51,282        4,727      Dec-10      46,932    Open      (4)
                                                               -----------
                Mall Subtotal                                  $ 2,102,210
                                                               -----------
Associated Center
-----------------
Bonita Crossing                  100%            6.820%        $    8,712          784       Oct-09       7,062    Oct-03
Courtyard at Hickory Hollow      100%            6.770%             4,238          360       Aug-08       3,764    Open      (5)
Eastgate Crossing                100%            6.380%            10,581         1,018      Apr-07       9,674    Open      (8)
Hamilton Corner                   90%           10.125%             2,709          471       Dec-10         -      Open
Parkdale Crossing                100%            2.988%(3)          7,599          227       Nov-03       7,599    Open
The Landing at Arbor Place       100%            6.510%             9,138          746       Aug-12       7,157    Jun-05    (4)
Village at Rivergate             100%            6.770%             3,475          295       Aug-08       3,086    Open      (5)
Westgate Crossing                100%            8.420%             9,738          907       Jul-10       8,954    Jul-10
                                                               -----------
                Associated Center Subtotal                     $   56,190
                                                               -----------
Community Center
----------------
BJ's Plaza                       100%           10.400%       $     2,775          476       Dec-11         -      Open
Cedar Bluff Crossing             100%           10.625%               886          230       Aug-07         -      Closed
Cortlandt Town Center            100%            6.900%            49,909        4,539       Aug-08      43,342    Aug-03
Greenport Town Center            100%            9.000%             3,829          529       Sep-14         -      Open
Henderson Square                 100%            7.500%             5,717          750       Apr-14         -      May-05
Massard, Pemberton and
Willowbrook                       10%            7.540%            38,481        3,264       Feb-12      34,230    Open     (11)
North Haven Crossing             100%            9.550%             5,464        1,225       Oct-08         202    Open
Northwoods Plaza                 100%            9.750%             1,055          171       Jun-12         -      Open
Perimeter Place                  100%           10.625%             1,087          278       Jan-08         -      Closed
Springhurst Towne Center         100%            6.650%            21,080        2,179       Aug-04      19,714    Open      (8)
Suburban Plaza                   100%            7.875%             8,121          870       Jan-04       6,042    Open
Uvalde Plaza                      75%           10.625%               527          133       Feb-08         -      Closed
Willow Springs                   100%            9.750%             3,492          934       Aug-07         -      Open
                                                               -----------
                Community Center Subtotal                      $  142,423
                                                               -----------
Construction Properties
-----------------------
Cobblestone Village              100%            3.088%(3)     $   14,753         456       Jun-05       14,753    Open
Waterford Commons                 75%            3.070%(3)          7,182         220       Jul-04        7,182    Open
                                                               -----------
                Construction Properties Subtotal               $   21,935
                                                               -----------
Other
-----
CBL Center                        92%            6.250%            14,943        1,108      Aug-12       12,662    Jul-05    (4)
Credit Lines                     100%            2.694%(9)        221,275        5,961      Variable    221,275    Open
Fayette Mall Development         100%            2.988%(3)          8,550          255      Jan-04        8,550    Open
                                                               -----------
                Other Subtotal                                $   244,768
                                                               -----------
Total Debt                                                    $ 2,567,522
                                                              ============
                Company's Share of Total Debt: (12)           $ 2,446,654


     (1) The amount listed includes 100% of the loan amount even though the Company may own less than 100% of the property.
     (2)  Prepayment  premium is based on yield  maintenance,  unless  otherwise noted.
     (3) The interest rate is floating at various spreads over LIBOR priced at the rates in effect at December 31, 2002. The note is prepayable at any time without prepayment penalty.
     (4)  Loan may be defeased.
     (5) This note consists of an A-Note and a B-Note. The A-Note may be defeased. The B-Note may be prepaid with a prepayment premium based on yield maintenance.
     (6)  The  loan  is  secured  by a  first  mortgage  lien  on the  land  and
          improvements   comprising  the  Goody's  anchor  store  and  no  other
          property.
     (7) This note consists of three notes. The first and second note are prepayable with a prepayment premium of 2% declining 1/2% per year to a minimum of 1%. The third note may be prepaid with a prepayment premium based on yield maintenance.
     (8)  The loan has three five-year extension options based on a rate reset.
     (9) Interest rates on the credit lines are at various spreads over LIBOR whose weighted average interest rate is 2.694% with various maturities through 2004.
     (10) The Company owns 45% of Parkway Place but guaranties 50% of the debt.
     (11) The Mortgages are cross-collateralized and cross-defaulted.
     (12) Represents Principal Balance on Properties adjusted for minority interest and Company's share of unconsolidated affiliates with respect to the reconciliation to the Company's share of debt (in thousands):

               Total Debt:                                          $2,567,522
               100% of Equity Properties                              (165,443)
               Minority Partners Share of Debt                         (21,924)
               Company's Share of Equity Properties                     66,499
                                                                    ----------
               Company's Share of Total Debt                        $2,446,654
                                                                    ==========

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management's opinion that the pending litigation will not materially affect the financial position or results of operations of the Company. Additionally, management believes that, based on environmental studies completed to date, any exposure to environmental cleanup will not materially affect the financial position and results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

(a)      Market Information
         ------------------
         The principal United States market in which the Common Stock is traded is the New York Stock Exchange.

         The following tables sets forth the high and low sales prices for the Common Stock for each quarter of the Company's two most recent fiscal years.



 2002 Quarter Ended                             High        Low
 ------------------------------------------- ----------- ----------
 March 31                                        $37.10     $31.61
 June 30                                         $40.05     $35.20
 September 30                                    $40.40     $32.15
 December 31                                     $40.05     $34.81

 2001 Quarter Ended                             High        Low
 ------------------------------------------- ----------- ----------
 March 31                                      $27.6200   $25.1250
 June 30                                        31.0100    26.5500
 September 30                                   31.5000    26.0400
 December 31                                    31.8500    26.8500

(b)      Holders
         -------
         The approximate number of shareholders of record of the Common Stock was 628 as of March 10, 2003.

(c)      Dividends Declared
         ------------------
         The following tables sets forth the frequency and amounts of dividends declared and paid on the Common Stock for each quarter of the Company's two most recent fiscal years.

Quarter Ended                                 2002       2001
------------------------------------------ ----------- ----------
March 31                                      $.555     $.5325
June 30                                       $.555     $.5325
September 30                                  $.555     $.5325
December 31                                   $.655     $.5325

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

(d) See Part III, Item 12.

ITEM 6.  SELECTED FINANCIAL DATA.

                        CBL & Associates Properties, Inc.
                             Selected Financial Data
                      (In thousands, except per share data)

                                                                               Year Ended December 31,
                                                        ---------------------------------------------------------------------
                                                            2002          2001          2000          1999         1998
                                                        ---------------------------------------------------------------------

 Total revenues                                           $ 599,094    $ 548,989     $ 355,900     $ 314,173    $ 251,378
 Total expenses                                             454,999      443,163       281,324       248,426      201,301
                                                        ---------------------------------------------------------------------
 Income from operations                                     144,095      105,826        74,576        65,747       50,077
 Gain on sales of real estate assets                          2,804       10,649        15,989         6,248        4,183
   Equity in earnings of unconsolidated affiliates            8,215        7,155         3,684         3,263        2,379
 Minority interest in earnings:
   Operating Partnership                                   (64,251)     (49,643)      (28,507)      (23,264)     (16,258)
   Shopping center properties                               (3,303)      (1,682)       (1,525)       (1,214)        (634)
                                                        ---------------------------------------------------------------------
 Income before discontinued operations and
    extraordinary items                                     87,560       72,305        64,217        50,780       39,747
 Discontinued operations                                     1,276        2,161         1,872         3,815        1,551
   Extraordinary loss on extinguishment of debt             (3,930)     (13,558)         (367)             -        (799)
                                                        ---------------------------------------------------------------------
 Net income                                                 84,906       60,908        65,722        54,595       40,499
 Preferred dividends                                       (10,919)      (6,468)       (6,468)       (6,468)      (3,234)
                                                        ---------------------------------------------------------------------
   Net income available to common shareholders            $  73,987    $  54,440     $  59,254     $  48,127    $ 37,265
                                                        =====================================================================
 BASIC EARNINGS PER COMMON SHARE:
 Income before discontinued operations and
        extraordinary items, net of preferred dividends    $   2.67     $   2.60      $   2.32      $   1.80     $   1.52
 Net income available to common shareholders               $   2.58     $   2.15      $   2.38      $   1.95     $   1.55
                                                        =====================================================================
 Weighted average shares outstanding                         28,690       25,358        24,881        24,647       24,079
 DILUTED EARNINGS PER COMMON SHARE:
 Income before discontinued operations and
        extraordinary items, net of preferred dividends    $   2.58     $   2.55      $   2.31      $   1.78     $   1.50
 Net income available to common shareholders               $   2.49     $   2.11      $   2.37      $   1.94     $   1.53
                                                        =====================================================================
 Weighted average shares and potential dilutive
        common shares outstanding                            29,668       25,833        25,021        24,834       24,340
 Dividends declared per common share                       $   2.32     $   2.13      $   2.04      $   1.95     $   1.86

                                                                                    December 31,
                                                        ---------------------------------------------------------------------
                                                            2002          2001          2000          1999         1998
                                                        ---------------------------------------------------------------------
 BALANCE SHEET DATA:
 Net investment in real estate assets                    $3,611,485   $3,201,622    $2,040,614    $1,960,554   $1,805,788
 Total assets                                             3,795,114    3,372,851     2,115,565     2,018,838    1,855,347
 Mortgage and other notes payable                         2,402,079    2,315,955     1,424,337     1,360,753    1,208,204
 Minority interests                                         500,513      431,101       174,665       170,750      168,040
 Shareholders' equity                                       741,190      522,088       434,825       419,887      415,782
 OTHER DATA:
 Cash flow provided by (used in):
   Operating activities                                   $ 273,923    $ 213,075     $ 139,118     $ 130,557    $ 106,183
   Investing activities                                    (274,625)    (201,245)     (122,215)     (204,856)    (569,849)
   Financing activities                                       3,920       (6,877)      (18,793)       75,546      466,369
Funds From Operations (FFO) (1) of the Operating
   Partnership                                              236,600      194,001       132,034       116,273       93,492
 FFO applicable to the Company                              126,650      100,773        89,156        78,304       64,941

          (1) Please refer to Managements Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO. FFO does not represent cash flow from operations as defined by accounting principals generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this Annual Report.

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although the Company believes the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at the Company's properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

GENERAL BACKGROUND

     CBL & Associates Properties, Inc.'s consolidated financial statements and accompanying notes reflect the consolidated financial results of CBL &
Associates Limited Partnership (the "Operating Partnership") and CBL & Associates Management, Inc. (the "Management Company"). CBL & Associates Properties, Inc., the Operating Partnership and the Management Company are referred to collectively as the "Company." At December 31, 2002, the Company's portfolio of properties consisted of 51 regional malls, 18 associated centers, 61 community centers, an office building, joint venture investments in four regional malls, two associated centers and two community centers, plus 11 mortgages (the "Properties"). The Operating Partnership currently has under construction one mall, which is owned in a joint venture, one associated center and three community centers, and options to acquire certain shopping center development sites.

     The Company has reclassified certain financial information in the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation. A portion of the results of operations of the Company's taxable REIT subsidiary was reported on a net basis in prior years' financial information. However, due to growth of those operations, the Company has presented the taxable REIT subsidiary's results of operations on a gross basis, with revenues included in interest and other revenues and the related expenses included in the other expenses caption.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002, TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

     The following significant transactions impact the comparison of the results of operations for the year ended December 31, 2002, to the year ended December 31, 2001:

     * The Company acquired ownership interests in 21 malls and two associated centers from The Richard E. Jacobs Group ("Jacobs") on January 31, 2001; therefore, the results of operations for 2002 include an additional month of operations for these properties as compared to 2001. In March 2002, the Company completed the second and final stage of the Jacobs acquisition by acquiring additional interests in four malls and one associated center.

     * The Company opened or acquired nine additional properties since February 1, 2001. The new properties opened or acquired are as follows:

                                                                                               Opening/
Project Name                   Location                      Type of Addition                  Acquisition  Date
------------------------------ ----------------------------- -- ------------------------------- -------------------------
Willowbrook Plaza              Houston, TX                      Acquisition                     February 2001
Creekwood Crossing             Bradenton, FL                    New Development                 April 2001
The Lakes Mall                 Muskegon, MI                     New Development                 August 2001
CBL Center                     Chattanooga, TN                  New Development                 January 2002
Richland Mall                  Waco, TX                         Acquisition                     May 2002
Panama City Mall               Panama City, FL                  Acquisition                     May 2002
Parkdale Crossing              Beaumont, TX                     New Development                 November 2002
Westmoreland Mall              Greensburg, PA                   Acquisition                     December 2002
Westmoreland Crossing          Greensburg, PA                   Acquisition                     December 2002

     * Several properties were sold during 2001 and their results of operations are included in the consolidated statement of operations in 2001 through each property's respective disposal date. The results of operations for properties sold during 2002 are included in discontinued operations for all periods presented as a result of the adoption of a new accounting pronouncement (see Note 4 to the consolidated financial statements). Therefore, when comparing results for the year ended December 31, 2002, to the year ended December 31, 2001, the variances will include a reduction related to the dispositions that occurred in 2001, which are listed below:

Project Name                 Location                       Disposal Date
---------------------------- ------------------------------ --------------------
Jean Ribaut Square           Beaufort, SC                   February 2001
Bennington Place             Roanoke, VA                    March 2001
Sand Lake Corners            Orlando, FL                    May 2001
Park Village                 Lakeland, FL                   August 2001
Sutton Plaza                 Mt. Olive, NJ                  November 2001
Creekwood Crossing           Bradenton, FL                  November 2001
Rhett at Remount             Charleston, SC                 January 2002
LaGrange Commons             LaGrange, NY                   April 2002
One Park Place               Chattanooga, TN                April 2002
Chesterfield Crossing        Richmond, VA                   June 2002
Salem Crossing               Virginia Beach, VA             October 2002
Girvin Plaza                 Jacksonville, FL               December 2002

     * During the first quarter of 2002, the Company began to include Columbia Place in Columbia, SC, in its consolidated financial statements after acquiring an additional 31% interest in the property, which resulted in the Company owning a 79% controlling interest. The
          Company's interest in Columbia Place was previously accounted for using the equity method of accounting. In August 2002, the Company acquired the remaining 21% interest in Columbia Place.

     * In February 2002, the Company contributed 90% of its interests in Pemberton Plaza, an associated center in Vicksburg, MS, and Massard Crossing and Willowbrook Plaza, community centers located in Ft. Smith, AR, and Houston, TX, respectively, to a joint venture that is accounted for using the equity method of accounting. Prior to the date of contribution, the results of operations of these properties were included in the Company's consolidated statements of operations.

     The following is a comparison of the consolidated results of operations for 2002 to the results of 2001:

(Dollars in Thousands)
                                                     2002             2001           $ Variance        % Variance
                                                    ---------        ---------       -----------       -----------
Total revenues                                       $599,094         $548,989          $ 50,105              9.1%
                                                    ---------        ---------       -----------       -----------
Expenses:
   Property operating, real estate taxes and
     maintenance and repairs                          183,764          172,223            11,541              6.7%
   Depreciation and amortization                       94,432           83,937            10,495             12.5%
   General and administrative                          23,332           18,807             4,525             24.1%
   Interest                                           143,164          156,707           (13,543)            (8.6)%
   Other                                               10,307           11,489            (1,182)           (10.3)%
                                                    ---------        ---------       -----------       -----------
      Total expenses                                  454,999          443,163            11,836              2.7%
                                                    ---------        ---------       -----------       -----------
Income from operations                                144,095          105,826            38,269             36.2%
Gain on sales of real estate assets                     2,804           10,649            (7,845)           (73.7)%
Equity in earnings of unconsolidated affiliates         8,215            7,155             1,060             14.8%
Minority interest in earnings:
   Operating Partnership                             (64,251)         (49,643)           (14,608)           (29.4)%
   Shopping center properties                         (3,303)          (1,682)            (1,621)           (96.4)%
                                                    ---------        ---------       -----------       -----------
Income before discontinued operations and
    extraordinary items                                87,560           72,305            15,255             21.1%
Income from discontinued operations                     1,276            2,161              (885)           (41.0)%
Extraordinary loss on extinguishment of debt           (3,930)         (13,558)            9,628             71.0%
                                                    ---------        ---------       -----------       -----------
Net income                                             84,906           60,908            23,998             39.4%
Preferred dividends                                   (10,919)          (6,468)           (4,451)            68.8%
                                                    ---------        ---------       -----------       -----------
Net income available to common shareholders          $ 73,987         $ 54,440          $ 19,547             35.9%
                                                    =========        =========       ===========       ===========

Revenues

     The increase in revenues was primarily attributable to three factors. First, an additional month of operations in 2002 related to the Jacobs properties combined with improvements in leasing and occupancy at the Jacobs properties, contributed $21.9 million to the increase. Second, the additional nine properties opened or acquired during 2002 and 2001 contributed $30.1 million to the increase. Third, continued improvement in leasing and occupancy at existing properties contributed $5.9 million to the increase. The above increases include an increase in lease termination fees of $1.4 million to $5.5 million in 2002 compared to 4.1 million in 2001. These increases were offset by reductions in revenues of $5.0 million related to the properties sold during 2001 and $6.4 million related to the three properties that were contributed to a joint venture early in 2002.

     Management, leasing and development fees increased $2.0 million in 2002 compared to 2001 primarily due to growth in management and leasing fees from unconsolidated affiliates that were acquired in the Jacobs transaction and from an unconsolidated affiliate that began operations during 2002.

     Interest and other revenues increased $1.6 million due to growth in certain operations of the Company's taxable REIT subsidiaries.

Expenses

     Property operating expenses increased by $4.6 million, including real estate taxes and maintenance and repairs, due to the additional month this year related to the Jacobs properties and $11.4 million related to the other nine properties opened or acquired during 2002 and 2001. These increases were offset by a total of $2.3 million related to both the properties sold during 2001 and the three properties contributed to a joint venture in 2002. The remainder of the increase was due to increases in general operating costs.

     Depreciation and amortization expense increased by $2.0 million due to the additional month related to the Jacobs properties and $3.5 million related to the other nine properties opened or acquired during 2002 and 2001. These increases were offset by a total of $1.9 million related to both the properties sold during 2001 and the three properties contributed to a joint venture. The increase is also attributable to depreciation on the capital expenditures made during 2002 and 2001 in connection with the Company's ongoing renovations and expansions of existing properties to maintain their competitive positions in their respective trade areas.

     General and administrative expenses increased $4.5 million, primarily due to additional salaries and benefits for the personnel added to manage the properties acquired during 2001 and 2002. Increased professional fees and the costs to move the Company to its new corporate headquarters also contributed to the increase.

     Interest expense decreased $13.5 million due primarily to reductions of debt with net proceeds of $114.7 million from the March 2002 common stock offering and net proceeds of $96.4 million from the June 2002 preferred stock offering.

Gain on Sales of Real Estate Assets

     The net gain on sales of $2.8 million in 2002 was related to total gains of $3.3 million on seven outparcel sales and total losses of $0.5 million on three outparcel sales. The decrease from the net gain on sales of $10.6 million in 2001 results primarily because the 2001 amount includes a net gain on sales of operating properties of $8.4 million. The net gain on sales of operating properties in 2002 is included in discontinued operations due to the adoption of a new accounting pronouncement in 2002 (see Note 4 to the consolidated financial statements).

Equity in Earnings of Unconsolidated Affiliates

     The increase in equity in earnings of unconsolidated affiliates resulted from the Company's acquisition of additional partnership interests in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI, and Kentucky Oaks Mall in Paducah, KY, in March 2002. The increase was offset by the effect of accounting for Columbia Place as a consolidated property in 2002 as compared to an unconsolidated affiliate in 2001.

Discontinued Operations

     The Company sold five community centers and an office building during 2002 for a net gain of $0.4 million. Three community centers and the office building were sold for a gain and two community centers were sold at a loss. Operating income from discontinued operations decreased to $0.9 million in 2002 from $2.2 million in 2001 because the prior year included a full year of operations, while the current year only included the results of operations through the date each property was sold.

Extraordinary Loss

     Extraordinary loss decreased from $13.6 million in 2001 to $3.9 million in 2002 since the Company retired less debt subject to prepayment penalties in 2002 than it did in 2001. The extraordinary loss in 2002 consisted of prepayment penalties of $2.3 million and the write-off of unamortized deferred financing costs of $1.6 million.


COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001, TO THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

     The following significant transactions impact the comparison of the results of operations for the year ended December 31, 2001 to the year ended December 31, 2000.

     The Company acquired or opened 26 properties during 2001 as compared to four properties during 2000. Eighteen of the properties acquired from Jacobs are included in the consolidated results of operations of the Company and five are accounted for as unconsolidated affiliates. Therefore, the results of operations for 2001 reflect a significant increase when compared to the results of operations for 2000.

     The Company disposed of six properties during 2001 and 13 properties during 2000, which offsets the increases from the acquisitions and openings discussed above.

     The following is a comparison of the consolidated results of operations for 2001 to the results for 2000:

(Dollars in Thousands)
                                                     2001             2000          $ Variance        % Variance
                                                    ---------        ---------       -----------       -----------
Total revenues                                       $548,989         $355,900         $193,089            54.3%
                                                    ---------        ---------       -----------       -----------
Expenses:
   Property operating, real estate taxes and
      maintenance and repairs                         172,223          105,876           66,347            62.7%
   Depreciation and amortization                       83,937           58,330           25,607            43.9%
   General and administrative                          18,807           17,766            1,041             5.9%
   Interest                                           156,707           95,989           60,718            63.3%
   Other                                               11,489            3,363            8,126           241.6%
                                                    ---------        ---------       -----------       -----------
      Total expenses                                  443,163          281,324          161,839            57.5%
                                                    ---------        ---------       -----------       -----------
Income from operations                                105,826           74,576           31,250            41.9%
Gain on sales of real estate assets                    10,649           15,989           (5,340)          (33.4)%
Equity in earnings of unconsolidated affiliates         7,155            3,684            3,471            94.2%
Minority interest in earnings:
   Operating partnership                              (49,643)         (28,507)         (21,136)          (74.1)%
   Shopping center properties                          (1,682)          (1,525)            (157)          (10.3)%
                                                    ---------        ---------       -----------       -----------
Income before discontinued operations and
    extraordinary items                                72,305           64,217            8,088            12.6%
Income from discontinued operations                     2,161            1,872              289            15.4%
Extraordinary loss on extinguishment of debt          (13,558)            (367)         (13,191)               NM
                                                    ---------        ---------       -----------       -----------
Net income                                             60,908           65,722           (4,814)           (7.3)%
Preferred dividends                                    (6,468)          (6,468)               -               -%
                                                    ---------        ---------       -----------       -----------
Net income available to common shareholders          $ 54,440         $ 59,254          $(4,814)           (8.1)%
                                                    =========        =========       ===========       ===========

NM - Not meaningful.

Revenues

     Approximately $161.5 million of the increase was attributable to the 18 properties acquired from Jacobs that are accounted for on a consolidated basis. Approximately $25.6 million of the increase resulted from the other eight new properties opened or acquired during 2001 and 2000. These increases were offset by a decrease in revenues of $5.5 million related to the 19 properties sold during 2001 and 2000.

     Improved occupancies, improved operations and increased rents in the Company's operating portfolio generated approximately $1.0 million of the increase in revenues. Additionally, lease termination fees increased by $3.3 million to $4.1 million in 2001 from $0.7 million in 2000.

     Interest and other revenues increased primarily due to growth in certain operations of the Company's taxable REIT subsidiary, which contributed $5.9 million to the increase.

Expenses

     Property operating expenses, including real estate taxes and maintenance and repairs, increased in 2001 as a result of the 26 new properties opened or acquired during 2001 and 2000. The Company's cost recovery ratio, not including bad debt expense of $5.9 million, was 96.6% in 2001 compared with 99.9% in 2000 due to decreases in occupancy and the bankruptcy of tenants who were replaced on a short-term basis with tenants whose recovery clauses are more restrictive.

     Depreciation and amortization increased in 2001 primarily from additional depreciation and amortization on the 26 new properties opened or acquired during

2001 and 2000 and the Company's capital investment in operating properties for renovations and expansions. This was offset by a reduction related to the 19 properties that were sold during 2001 and 2000.

     Interest expense increased in 2001 primarily due to additional debt related to the 26 new properties opened or acquired during 2001 and 2000, offset by reductions in interest expense related to debt retired with proceeds from the sales of properties.

     General and administrative expenses increased in 2001 due to increases in general overhead to manage the properties that were acquired in January 2001. The amount of the increase in general and administrative expense was offset by a $1.0 million reduction in reserves for state taxes.

Gain on Sales of Real Estate Assets

     Gain on sales includes $8.4 million of gains related to six community centers that were sold in 2001. Additional gains were generated by sales of outparcels including sales at The Lakes Mall in Muskegon, MI, which opened in August 2001.

Equity in Earnings of Unconsolidated Affiliates

     The increase in equity in earnings was the result of acquiring a non-controlling interest in four malls and one associated center in three partnerships from Jacobs. All of these are accounted for using the equity method of accounting. The increase was offset by decreases resulting from the cessation of operations at Parkway Place in Huntsville, AL, while it was redeveloped, and by the acquisition of the remaining ownership interest in Madison Square Mall in Huntsville, AL. Since the Company now owns a 100% interest in Madison Square Mall, its results have been included in the consolidated financial statements since the date the remaining interest was acquired.

Extraordinary Loss

     Extraordinary loss increased since the Company retired more higher interest rate debt subject to prepayment penalties in 2001 than it did in 2000. The extraordinary loss in 2001 consisted of prepayment penalties of $13.0 million and the write-off of unamortized deferred financing costs of $0.5 million.

PERFORMANCE MEASUREMENTS

     The shopping center business is, to some extent, seasonal in nature with tenants achieving the highest levels of sales during the fourth quarter because of the holiday season. The malls earn most of their "temporary" rents (rents from short-term tenants), during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

     The Company classifies its regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category currently includes Springdale Mall, a redevelopment project in Mobile, AL; Arbor Place Mall in Atlanta (Douglasville), GA, which opened in October 1999; The Lakes Mall in Muskegon, MI, which opened in August 2001; and Parkway Place in Huntsville, AL, which opened in October 2002 and is owned in a joint venture with a third party.

     The Company's revenues, including the Company's share of revenues from unconsolidated affiliates and excluding minority interests' share of revenues, were derived from the Company's three property types as follows:

                                                Year Ended December 31,
                                          ------------------------------------
                                                2002              2001
                                          ----------------- ------------------
Malls                                           85.0%              84.7%
Associated centers                               2.7%               2.6%
Community centers                                9.3%              11.7%
Mortgages, office building and other             3.0%               1.0%

Sales and Occupancy Costs

     For those tenants who occupy 10,000 square feet or less and have reported sales, mall shop sales in the 50 Stabilized Malls decreased by 1.6% on a comparable per square foot basis to $293.10 per square foot for the year ended December 31, 2002, from $297.84 per square foot for the year ended December 31, 2001.

     Total sales volume in the mall portfolio, including Non-Stabilized Malls, increased 0.4% to $3.017 billion for the year ended December 31, 2002, from $3.004 billion for the year ended December 31, 2001.

     Occupancy costs as a percentage of sales for the years ended December 31, 2002 and 2001, for the Stabilized Malls were 12.0% and 11.3%, respectively.

Occupancy

     Occupancy for the Company's portfolio was as follows:

                                                       At December 31,
                                              ---------------------------------
                                                    2002             2001
                                              ----------------- ---------------
Total portfolio occupancy                        93.8%              93.8%
Total mall portfolio:                            93.3%              92.2%
     Stabilized Malls (50)                       94.1%              92.4%
     Non-Stabilized Malls (4)                    83.5%              89.1%
Associated centers                               95.2%              95.8%
Community centers                                94.7%              97.0%

     Occupancy for Non-Stabilized Malls declined primarily due to the addition of Parkway Place to the category when it opened in October 2002. Excluding Parkway Place, occupancy was 88.2% for the Non-Stabilized Malls at December 31, 2002.

     Occupancy for the community centers declined because of the vacancies resulting from the bankruptcies of Home Place at Kingston Overlook in Knoxville, TN, and Quality Stores at Sattler Square in Big Rapids, MI. The spaces at Kingston Overlook and Sattler Square have been re-leased, and the new tenants are scheduled to open during the first half of 2003.

Average Base Rents

     Average base rents per square foot for the portfolio were as follows:

                                                   At December 31,
                                         ------------------------------------
                                               2002              2001
                                         ----------------- ------------------
Stabilized Malls                              $23.54             $23.02
Non-Stabilized Malls                           22.78              21.14
Associated centers                              9.87               9.42
Community centers                               9.72               9.43

Renewal/Replacement Leasing

     The Company achieved the following results from renewal and replacement leasing for the year ended December 31, 2002, compared to the base rent at the end of the lease term for the same spaces previously occupied:

                          Base Rent          Base Rent
                          Per Square         Per Square
                             Foot               Foot           Percentage
                         Prior Lease       New Lease (1)        Increase
                         ------------      -------------       ----------
Stabilized Malls           $ 23.85            $ 24.79               3.9%
Associated centers           12.01              12.91               7.5%
Community centers            10.01              10.44               4.3%

    (1) Average base rent over the term of the lease.

CASH FLOWS

     Cash provided by operating activities increased $60.8 million due to (i) one additional month of operations for the properties acquired from Jacobs on January 31, 2001, (ii) the addition of the nine new properties opened or acquired since February 2001 and (iii) the acquisitions of additional interests in Columbia Place during 2002. These increases were offset by reductions in results of operations related to the properties that have been sold since February 2001 and the three properties in which the Company contributed 90% of its interest to a joint venture.

     Cash used in investing activities increased $73.4 million because more cash was used to acquire real estate assets in 2002 compared to 2001. The purchase prices of Richland Mall, Westmoreland Mall and Westmoreland Crossing were all cash and totaled $155.7 million. The Company also paid $38.3 million more for capital expenditures in 2002 than it paid in 2001.

     Cash provided by financing activities was $3.9 million in 2002 compared to cash used in financing activities of $6.9 million in 2001. The change of $10.8 million was due to proceeds from the issuance of common and preferred stock, increased borrowings and a reduction in the amount of prepayment penalties incurred in 2002 as compared to 2001. This was offset by a significant increase in the amount of loan repayments, the purchase of preferred stock, and an increase in the amount of dividends and distributions paid.

LIQUIDITY AND CAPITAL RESOURCES

     The principal uses of the Company's liquidity and capital resources historically have been for property development, expansions, renovations, acquisitions, debt repayment and distributions to shareholders. In order to maintain its qualification as a real estate investment trust for federal income tax purposes, the Company is required to distribute at least 90% of its taxable income, computed without regard to net capital gains or the dividends-paid deduction, to its shareholders.

     The Company's current capital structure includes property-specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

     The Company anticipates that the combination of its equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the requirements applicable to real estate investment trusts.

     The Company's policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. Based on the Company's share of total consolidated and unconsolidated debt and the market value of equity described below, the Company's debt-to-total-market capitalization (debt plus market-value equity) ratio was 50.6% at December 31, 2002.

Equity

     As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has an effective shelf registration statement authorizing it to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price of up to $350 million, of which approximately $62.3 million remains after the preferred stock offering on June 14, 2002.

     As of December 31, 2002, the minority interest in the Operating Partnership includes the 16.0% ownership interest in the Operating Partnership held by the Company's executive and senior officers, which may be exchanged for approximately 8.9 million shares of common stock. Additionally, executive and senior officers and directors own approximately 2.1 million shares of the Company's outstanding common stock, for a combined total interest in the Operating Partnership of approximately 19.9%.

     Limited partnership interests issued to acquire Jacobs' interests in shopping center properties in January 2001 and March 2002 may be exchanged for approximately 12.0 million shares of common stock, which represents a 21.5% interest in the Operating Partnership. Other third-party interests may be exchanged for approximately 4.8 million shares of common stock, which represents an 8.8% interest in the Operating Partnership.

     Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 55.5 million shares of common stock outstanding with a market value of approximately $2.222 billion at December 31, 2002 (based on the closing price of $40.05 per share on December 31, 2002). The Company's total market equity is $2.389 billion, which includes
2.675 million shares of Series A preferred stock ($66.9 million based on a liquidation preference of $25.00 per share) and 2.0 million shares of Series B preferred stock ($100.0 million based on a liquidation preference of $50.00 per share). The Company's executive and senior officers' and directors' ownership interests had a market value of approximately $439.8 million at December 31, 2002.

Debt

     The Company's share of mortgage debt on consolidated properties, adjusted for minority investors' interests in six properties and its pro rata share of mortgage debt on seven unconsolidated properties, consisted of the following at December 31, 2002 and 2001 (in thousands):

                                                               December 31, 2002                 December 31, 2001
                                                       --------------------------------- --------------------------------
                                                                       Weighted Average                  Weighted Average
                                                           Amount      Interest Rate(1)      Amount      Interest Rate(1)
                                                       --------------- ----------------- --------------- ----------------
Fixed-rate debt:
     Non-recourse loans on operating properties            $ 1,886,057      7.18%           $ 1,509,992       7.54%
                                                       --------------- ----------------- --------------- ----------------
Variable-rate debt:
     Recourse term loans on operating properties               319,182      3.89%               626,863       3.45%
     Construction loans                                         20,140      3.08%                39,365       3.25%
     Lines of credit                                           221,275      2.69%               216,384       3.20%
                                                       --------------- ----------------- --------------- ----------------
     Total variable-rate debt                                  560,597      3.39%               882,612       3.38%
                                                       --------------- ----------------- --------------- ----------------
Total                                                      $ 2,446,654      6.31%           $ 2,392,604       6.01%
                                                       =============== ================= =============== ================

(1) Weighted average interest rate before amortization of deferred financing costs.

     The Company's lines of credit total $345.3 million, of which $124.0 million was available at December 31, 2002.

     On February 28, 2003, the Company announced that it replaced a $130.0 million secured line of credit and a $105.3 million unsecured line of credit with a new $255.0 million secured lines of credit with a group of banks. The new line of credit matures in 2006, has a one-year extension option and bears interest at a rate of 100 basis points over the London Interbank Offered Rate. This line of credit does not require any scheduled principal payments.

     As of December 31, 2002, total commitments under construction loans were $61.0 million, of which $39.1 million was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction.

     The Company had additional lines of credit totaling $14.6 million that are used only for issuances of letters of credit, of which $8.5 million was outstanding at December 31, 2002.

     The Company has fixed the interest rate on $80.0 million of an operating property's debt at a rate of 6.95% using an interest rate swap agreement that expires in August 2003. The Company did not incur any fees for the swap agreement.

     During 2002, the Company closed five variable rate loans totaling $115.4 million to be used for construction and acquisition purposes, of which $47.6 million was outstanding at December 31, 2002.

     The Company also closed 12 non-recourse mortgage loans totaling $522.9 million that bear interest at fixed-rates ranging from 6.25% to 6.85%, with a weighted average of 6.56%. Nine malls, two associated centers and the office building secure these fixed-rate mortgages.

     On February 28, 2003, the Company announced that it closed an $85.0 million non-recourse loan that bears interest at 5.05% for a term of 10 years. The loan is secured by Westmoreland Mall and its associated center, Westmoreland Crossing, which the Company acquired in December 2002 with borrowings from the lines of credit.

     The Company expects to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Taking into consideration extension options that are available to the Company, there are no debt maturities through December 31, 2003, other than normal principal amortization.

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

     The Company intends to fund major development, expansion and acquisition activities with traditional sources of construction and permanent debt financing as well as other debt and equity financings, including public financings and the lines of credit, in a manner consistent with its intention to operate with a conservative debt-to-total-market capitalization ratio.

Developments and Expansions

     The following development projects are under construction:

                                                                                   Gross                 Projected
Property                                         Location                      Leasable Area           Opening Date
-------------------------------------------  ------------------------------  ------------------     ------------------
Malls
-----
Coastal Grand                                    Myrtle Beach, SC                 1,500,000*            March 2004
    (50/50 Joint Venture)

Associated centers
------------------
The Shoppes at Hamilton Place                    Chattanooga, TN                   109,937              April 2003

Community centers
-----------------
Cobblestone Village                              St. Augustine, FL                 306,000               May 2003
Waterford Commons (75/25 Joint Venture)**        Waterford, CT                     353,900            September 2003
Wilkes-Barre Township Marketplace                Wilkes-Barre Township, PA         312,317               May 2004

*  The initial project will encompass 1.2 million square feet.
** The Company will own at least 75% of the joint venture.

     The following renovation projects are under construction:

Property                                 Location                               Projected Completion Date
---------------------------------------- -------------------------------------- --------------------------------------
Parkdale Mall                            Beaumont, TX                           August 2003
St. Clair Square                         Fairview Heights, IL                   November 2003
Jefferson Mall                           Louisville, KY                         October 2003
Eastgate Mall                            Cincinnati, OH                         November 2003
East Towne Mall                          Madison, WI                            November 2003
West Towne Mall                          Madison, WI                            November 2003

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects discussed under Developments and Expansions above and Acquisitions below, the Company does not have any other material capital commitments.

Acquisitions

     The Company's acquisitions are discussed in Note 3 to the consolidated financial statements.

Dispositions

     During 2002, five community centers and an office building were sold for an aggregate sales price of $36.8 million, resulting in a net gain of $0.4 million. Three community centers and the office building were sold for a gain and two community centers were sold at a loss.

     In addition, the Company sold seven outparcels for gains and two outparcels and a department store building for losses, which resulted in a net gain of $2.8 million in 2002.

OTHER CAPITAL EXPENDITURES

     The Company prepares an annual capital expenditure budget for each property that is intended to provide for all necessary recurring and non-recurring capital improvements. The Company believes that its operating cash flows, which include reimbursements from tenants, will provide the necessary funding for such capital improvements. These cash flows will be sufficient to cover tenant finish costs associated with renewing or replacing current tenant leases as their leases expire and capital expenditures that will not be reimbursed by tenants.

     Including its share of unconsolidated affiliates' capital expenditures, the Company spent $31.6 million in 2002 for tenant allowances, which generate increased rents from these tenants over the terms of their leases. Deferred maintenance expenditures, a majority of which are recovered from the tenants, were $19.3 million for 2002. Deferred maintenance expenditures included $10.2 million for resurfacing and improved lighting of parking lots, $8.1 million for roof repairs and replacements and $1.0 million for various other expenditures. Renovation expenditures were $57.4 million in 2002, a portion of which is recovered from tenants.

     Deferred maintenance expenditures are billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

OTHER

     The Company believes the Properties are in compliance, in all material respects, with federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of its present or former properties. Therefore, the Company has not recorded any material liability in connection with environmental matters.

CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of a company's financial condition and results of operations and requires significant judgment or complex estimation processes. The Company believes that its most significant accounting policies are those related to its accounting for the development of real estate assets and evaluating long-lived assets for impairment.

     The Company capitalizes predevelopment project costs paid to third parties. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, all direct costs incurred to construct the project, including interest and real estate taxes are capitalized. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the personnel assigned to the development project, and the investment in the project relative to all development projects. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the assets, whichever is shorter. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     The Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. At December 31, 2002, the Company did not own any real estate assets that were impaired.

RECENT ACCOUNTING PRONOUNCEMENTS

     As described in Note 2 to the consolidated financial statements, the Financial Accounting Standards Board has issued certain statements, which are effective beginning in 2003.

IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. These provisions include clauses enabling the Company to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, which reduces the Company's exposure to increases in costs and operating expenses resulting from inflation.

FUNDS FROM OPERATIONS

     Funds From Operations ("FFO") is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income (computed in accordance with accounting principles generally accepted in the United States) excluding gains (or losses) on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for FFO from unconsolidated partnerships and joint ventures are calculated on the same basis. The Company defines FFO available for distribution to common shareholders as defined above by NAREIT less preferred dividends and gains or losses on outparcel sales. The Company computes FFO in accordance with the NAREIT recommendation concerning finance costs and non-real-estate depreciation. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

     FFO does not represent cash flow from operations as defined by accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     FFO increased in 2002 by $42.6 million, or 22.0%, to $236.6 million compared to $194.0 million in 2001. The increase in FFO is primarily attributable to reduced interest expense, the results of operations of the properties added to the portfolio and a full twelve months of operations for the properties acquired from Jacobs compared to eleven months in 2001. These increases were offset by reductions related to operating properties that were sold or contributed to a joint venture. Additionally, lease termination fees were $1.4 million more in 2002 as compared to 2001. FFO would have increased by $2.8 million and $10.6 million in 2002 and 2001, respectively, if the Company included outparcel sales in its computation of FFO.

     The Company's calculation of FFO is as follows (in thousands):


                                                                                 Year Ended
                                                                                December 31,
                                                                         ----------------------------
                                                                             2002          2001
                                                                         ------------- --------------
Net income available to common shareholders                              $     73,987  $      54,440

ADD:
Depreciation and amortization from consolidated properties                     94,432         83,937
Depreciation and amortization from unconsolidated affiliates                    4,490          3,765
Depreciation and amortization from discontinued operations                        527          1,006
Minority interest in earnings of operating partnership                         64,251         49,643
Extraordinary loss on extinguishment of debt                                    3,930         13,558

LESS:
Minority investors' share of depreciation and amortization in
     shopping center properties                                               (1,348)        (1,096)
Gain on disposal of discontinued operations                                     (372)              -
Depreciation and amortization of non-real estate assets                         (493)          (603)
Gain on sales of real estate assets                                           (2,804)       (10,649)
                                                                         ------------- --------------
FUNDS FROM OPERATIONS                                                    $    236,600  $     194,001
                                                                         ============= ==============

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's share of consolidated and unconsolidated variable-rate debt in place at December 31, 2002, excluding debt fixed using an interest rate swap agreement, a 0.5% increase or decrease in interest rates on this variable-rate debt would increase or decrease cash flows by approximately $2.4 million and, due to the effect of capitalized interest, annual earnings by approximately $2.3 million.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Index to Financial statements contained in Item 15 on page 53.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Information regarding the change in the Company's independent public accountants was previously reported in the Company's Current Report on Form 8-K dated May 13, 2002, filed with the Securities and Exchange Commission (the "Commission").

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the section entitled "Directors and Executive Officers" in the Company's most recent definitive proxy statement filed with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.


ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the section entitled "Executive Compensation" in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information as of December 31, 2002", in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 5, 2003.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this annual report, an evaluation was performed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

                                PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1)      Financial Statements Page Number

         Independent Auditors' Report                                       53

         CBL & Associates Properties, Inc. Consolidated                     54
         Balance Sheets as of December 31, 2002 and 2001

         CBL & Associates Properties, Inc. Consolidated                     55
         Statements of Operations for the Years Ended
         December 31, 2002, 2001 and 2000

         CBL & Associates Properties, Inc. Consolidated                     56
         Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

         CBL & Associates Properties, Inc. Consolidated                     57
         Statements of Cash Flows for the Years Ended
         December 31, 2002, 2001 and 2000

         Notes to Financial Statements                                      58


(2)      Financial Statement Schedules

         Schedule II Valuation and Qualifying Accounts                      78
         Schedule III Real Estate and Accumulated Depreciation              79
         Schedule IV Mortgage Loans on Real Estate                          92

     Financial Statement Schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in the Company's Consolidated Financial Statements in item 15 or are reported elsewhere.


(3)               Exhibits

Exhibit
Number                     Description

3.1      --    Amended and Restated Certificate of Incorporation of the Company,
               dated November 2, 1993(a)

3.2      --    Amended and Restated Bylaws of the Company, dated October 27,
               1993(a)

3.3      --    Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated May 2, 1996 (p)

3.4      --    Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated January 31, 2001 (p)

4.1      --    See Amended and Restated Certificate of Incorporation of the
               Company, relating to the Common Stock(a)

4.2      --    Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (p)

4.3      --    Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (p)

4.4      --    Terms of Series J Special Common Units of the Operating
               Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (p)

4.5      --    Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (r)

4.6      --    Acknowledgement Regarding Issuance of Partnership Interests and
               Assumption of Partnership Agreement, see page 93

10.1.1   --    Second Amended and Restated Agreement of the Operating
               Partnership dated June 30, 1998(l)

10.1.2   --    First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated January
               31, 2001 (p)

10.1.3   --    Second Amendment to Second Amended and Restated Agreement of
               the Operating Partnership dated February 15, 2002, see page 99

10.2.1   --    Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999(m)

10.2.2   --    Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank(successor to BankBoston), dated
               January 31, 2001 (p)

10.3     --    Property Management Agreement between the Operating Partnership and the Management Company(a)

10.4     --    Property Management Agreement relating to Retained Properties(a)

10.5.1   --    CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.5.2   --    Form of Non-Qualified Stock Option Agreement for all
               participants+, see page 107

10.5.3   --    Form of Stock Restriction Agreement for all restricted stock awards+, see page 112

10.5.4   --    Deferred Compensation Arrangement, dated January 1, 1997, for
               Eric P. Snyder+, see page 115

10.6     --    Indemnification Agreements between the Company and the Management
               Company and their officers and directors(a)

10.7.1   --    Employment Agreement for Charles B. Lebovitz(a)+

10.7.2   --    Employment Agreement for John N. Foy(a)+

10.7.3   --    Employment Agreement for Stephen D. Lebovitz(a)+

10.8     --    Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company(a)

10.9.1   --    Option Agreement relating to certain Retained Properties(a)

10.9.2    --    Option Agreement relating to Outparcels(a)

10.10.1  --    Property Partnership Agreement relating to Hamilton Place(a)

10.10.2  --    Property Partnership Agreement relating to CoolSprings
               Galleria(a)

10.11.1  --    Acquisition Option Agreement relating to Hamilton Place(a)

10.11.2  --    Acquisition Option Agreement relating to the Hamilton Place
               Centers(a)

10.12.1  --    Revolving Credit Agreement between the Operating Partnership and First Tennessee Bank, National Association, dated as of
               March 2, 1994(b)

10.12.2  --    Revolving Credit Agreement, between the Operating Partnership and Wells Fargo Advisors Funding, Inc., NationsBank of Georgia,
               N.A. and First Bank National Association, dated July 28, 1994 (c)

10.12.3  --    Revolving Credit Agreement, between the Operating Partnership and American National Bank and Trust Company of Chattanooga
               (now Suntrust Bank), dated October 14, 1994 (d)

10.13    --    Amended and Restated Loan Agreement between the Operating
               Partnership and First Tennessee Bank National Association, dated July 12, 1995(e)

10.14    --    Second Amendment to Credit Agreement between the Operating
               Partnership and Wells Fargo Realty Advisors Funding, Inc., dated July 5, 1995(e)

10.15    --    Amended and Restated Credit Agreement between the Operating
               Partnership and Wells Fargo Bank N.A. et al., dated
               September 26, 1996(f)

10.16    --    Promissory Note Agreement between the Operating Partnership and Compass Bank dated, September 17, 1996 (f)

10.17.1  --    Amended and Restated Credit Agreement between the Operating
               Partnership and First Tennessee Bank et al., dated
               February 24, 1997(g)

10.17.2  --    Amended and Restated Credit Agreement between the Operating
               Partnership and First Tennessee Bank et al., dated
               July 29, 1997(h)

10.17.3  --    Second Amended and Restated Credit Agreement between the
               Operating Partnership and Wells Fargo Bank N.A. et al., dated
               June 5, 1997, effective April 1,1997(h)

10.17.4  --    First Amendment to Second Amended and Restated Credit Agreement
               between the Operating Partnership and Wells Fargo Bank N.A.
               et al., dated November 11, 1997(h)

10.18    --    Loan agreement with South Trust Bank, dated January 15 , 1998(i)

10.19    --    Loan agreement between Rivergate Mall Limited Partnership, The
               Village at Rivergate Limited Partnership, Hickory Hollow Mall
               Limited Partnership, and The Courtyard at Hickory Hollow
               Limited Partnership and Midland Loan Services, Inc., dated
               July 1, 1998(j)

10.20.1  --    Amended and restated Loan Agreement between the Company and
               First Tennessee Bank National Association, dated June 12, 1998(k)

10.20.2  --    First Amendment To Third Amended And Restated Credit Agreement
               and Third Amended And Restated Credit Agreement between the
               Company and Wells Fargo Bank, National Association, dated August
               4, 1998(k)

10.21.1  --    Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities(n)

10.21.2  --    Amendment to Master Contribution Agreement, dated as of
               September 25, 2000, by and among the Company, the Operating
               Partnership and the Jacobs entities(o)

10.22    --    Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001(o)

10.23.1  --    Registration Rights Agreement by and between the Company and the Holders of SCU's listed on Schedule 1 thereto, dated as of January 31, 2001(o)

10.23.2  --    Registration Rights Agreement by and between the Company and
               Frankel Midland Limited Partnership, dated as of January 31,
               2001(o)

10.23.3  --    Registration Rights Agreement by and between the Company and
               Hess Abroms Properties of Huntsville, dated as of January 31,
               2001(o)

10.24    --    Loan Agreement by and between the Operating Partnership, Wells
               Fargo Bank, National Association, Fleet National Bank, U.S. Bank
               National Association, Commerzbank AG, New York And Grand Cayman
               Branches, and Keybank National Association, together with certain other lenders parties thereto pursuant to Section 8.6 thereof, dated as of January 31, 2001(o)

16       --    Letter from Arthur Anderson LLP regarding dismissal as the
               Company's independent public accountant (q)

21       --    Subsidiaries of the Company, see page 119

23       --    Consent of Deloitte & Touche LLP, see page 126

24       --    Power of Attorney, see page 127

99.1     --    Certification pursuant to 18 U.S.C Section 1350 by the Chief
               Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 128

99.2     --    Certification pursuant to 18 U.S.C. Section 1350 by the Chief
               Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 129

----------------------------

(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

(b) Incorporated herein by reference to the Company's Annual Report in Form 10-K for the fiscal year ended December 31, 1993.

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(d) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(e) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(f) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(g) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

(h) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(i) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(j) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(k) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(l) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(m) Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 1999.

(n) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 27, 2000.

(o) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.

(p) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(q) Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 13, 2002.

(r) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(b) Reports on Form 8-K

The outline from the Company's October 30, 2002 conference call with analysts regarding earnings (item 9) was filed on October 30, 2002.

The outline from the Company's February 5, 2003 conference call with analysts regarding earnings (Item 9) was filed on February 5, 2003.

               CBL & Associates Properties, Inc. - 2002 Form 10-K

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. CBL & ASSOCIATES PROPERTIES, INC. (Registrant)

                                    By:   /s/ Charles B. Lebovitz
                                        --------------------------------
                                             Charles B. Lebovitz
                                             Chairman of the Board,
                                             and Chief Executive Officer
Dated: March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                Date

 /s/ Charles B. Lebovitz              Chairman of the Board, and Chief Executive            March 21, 2003
---------------------------
  Charles B. Lebovitz                 Officer (Principal Executive Officer)

    /s/ John N. Foy                   Vice Chairman of the Board, Chief Financial           March 21, 2003
---------------------------
       John N. Foy                    Officer and Treasurer (Principal Financial
                                      Officer and Principal Accounting Officer)

 /s/ Stephen D. Lebovitz*             Director, President and Secretary                     March 21, 2003
---------------------------
     Stephen D. Lebovitz

/s/ Claude M. Ballard*                Director                                              March 21, 2003
---------------------------
   Claude M. Ballard

       /s/ Leo Fields*                Director                                              March 21, 2003
---------------------------
        Leo Fields

    /s/ William J. Poorvu*            Director                                              March 21, 2003
---------------------------
   William J. Poorvu*

/s/ Winston W. Walker*                Director                                              March 21, 2003
---------------------------
     Winston W. Walker*

 /s/ Gary L. Bryenton*                Director                                              March 21, 2003
---------------------------
      Gary L. Bryenton*

 /s/ Martin J. Cleary*                Director                                              March 21, 2003
---------------------------
     Martin J. Cleary

*By:_/s/ Charles B. Lebovitz          Attorney-in-Fact                                      March 21, 2003
----------------------------
      Charles B. Lebovitz

                               CERTIFICATIONS

I, Charles B. Lebovitz, certify that:

(1) I have reviewed this annual report on Form 10-K of CBL & Associates Properties, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 21, 2003
                                          /s/ Charles B. Lebovitz
                                   ------------------------------------
                                   Charles B. Lebovitz, Chief Executive Officer

I, John N. Foy, certify that:

(1) I have reviewed this annual report on Form 10-K of CBL & Associates Properties, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 21, 2003
                                                /s/ John N. Foy
                                         ------------------------------------
                                         John N. Foy, Chief Financial Officer

                     INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                                  54

CBL & Associates Properties, Inc. Consolidated Balance Sheets as of
      December 31, 2002 and 2001                                              55

CBL & Associates Properties, Inc. Consolidated Statements of Operations
      for the Years Ended December 31, 2002, 2001 and 2000                    56

CBL & Associates Properties, Inc. Consolidated Statements of Cash Flows
      for the Years Ended December 31, 2002, 2001 and 2000                    57

CBL & Associates Properties, Inc. Consolidated Statements of Shareholders'
      Equity for the Years Ended December 31, 2002, 2001 and 2000             58

 Notes to Financial Statements                                                59


Schedule II Valuation and Qualifying Accounts                                 79
Schedule III Real Estate and Accumulated Depreciation                         80
Schedule IV  Mortgage Loans on Real Estate                                    93

                          INDEPENDENT AUDITORS' REPORT




To CBL & Associates Properties, Inc.:


     We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the financial statements, in 2002, the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144.


 DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 21, 2003

                         CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                     December 31,
                                                                            -----------------------------
                                                                                2002              2001
                                                                            ------------      -----------
ASSETS:
Real estate assets:
  Land                                                                      $   570,818       $   520,334
  Buildings and improvements                                                  3,394,787         2,961,185
                                                                            ------------      -----------
                                                                              3,965,605         3,481,519

     Less: accumulated depreciation                                           (434,840)         (346,940)
                                                                            ------------      -----------
                                                                              3,530,765         3,134,579
  Developments in progress                                                       80,720            67,043
                                                                            ------------      -----------
     Net investment in real estate assets                                     3,611,485         3,201,622
Cash and cash equivalentS                                                        13,355            10,137
Receivables:
  Tenant, net of allowance for doubtful accounts of $2,861 in 2002
      and $2,865 in 2001                                                         37,994            38,353
  Other                                                                           3,692             2,833
Mortgage notes receivable                                                        23,074            10,634
Investment in and advances to unconsolidated affiliates                          68,232            77,673
Other assetS                                                                     37,282            31,599
                                                                            ------------      -----------
                                                                            $ 3,795,114       $ 3,372,851
                                                                            ============      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgage and other notes payable                                            $ 2,402,079       $ 2,315,955
Accounts payable and accrued liabilities                                        151,332           103,707
                                                                            ------------      -----------
     Total liabilities                                                        2,553,411         2,419,662
                                                                            ------------      -----------
Commitments and contingencies (Notes 3, 5 and 16)
Minority interests                                                              500,513           431,101
                                                                            ------------      -----------
Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares authorized:
 9.0% Series A Cumulative Redeemable Preferred Stock, 2,675,000 and
     2,875,000 shares outstanding in 2002 and 2001, respectively                     27                29
 8.75% Series B Cumulative Redeemable Preferred Stock, 2,000,000
     shares outstanding in 2002 and none in 2001                                     20                --
 Common stock, $.01 par value, 95,000,000 shares authorized,
    29,797,469 and 25,616,917 shares issued and outstanding in 2002
    and 2001, respectively                                                          298               256
 Additional paid-in capital                                                     765,686           556,383
 Accumulated other comprehensive loss                                           (2,397)           (6,784)
 Accumulated deficit                                                           (22,444)          (27,796)
                                                                            ------------      -----------
     Total shareholders' equity                                                 741,190           522,088
                                                                            ------------      -----------
                                                                            $ 3,795,114       $ 3,372,851
                                                                            ============      ===========

 The accompanying notes are an integral part of these balance sheets.

                         CBL & Associates Properties, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                            Year Ended December 31,
                                                                     ------------------------------------------
                                                                        2002             2001            2000
                                                                     ----------      -----------     ----------
REVENUES:
  Rentals:
     Minimum                                                          $383,167         $348,735        $222,671
     Percentage                                                         13,365            9,670           8,758
     Other                                                              11,015           10,605           6,245
  Tenant reimbursements                                                168,543          160,569         105,736
  Management, development and leasing fees                               7,146            5,148           4,170
  Interest and other                                                    15,858           14,262           8,320
                                                                     ----------      -----------     ----------
     Total revenues                                                    599,094          548,989         355,900
                                                                     ----------      -----------     ----------
EXPENSES:
  Property operating                                                   101,097           96,787          57,029
  Depreciation and amortization                                         94,432           83,937          58,330
  Real estate taxes                                                     47,405           43,975          29,957
  Maintenance and repairs                                               35,262           31,461          18,890
  General and administrative                                            23,332           18,807          17,766
  Interest                                                             143,164          156,707          95,989
  Other                                                                 10,307           11,489           3,363
                                                                     ----------      -----------     ----------
     Total expenses                                                    454,999          443,163         281,324
                                                                     ----------      -----------     ----------
Income from operations                                                 144,095          105,826          74,576
Gain on sales of real estate assets                                      2,804           10,649          15,989
Equity in earnings of unconsolidated
  affiliates                                                             8,215            7,155           3,684
Minority interest in earnings:
  Operating Partnership                                                (64,251)         (49,643)        (28,507)
  Shopping center properties                                            (3,303)          (1,682)         (1,525)
                                                                     ----------      -----------     ----------
Income before discontinued operations and
  extraordinary item                                                    87,560           72,305          64,217
Operating income of discontinued operations                                904            2,161           1,872
Gain on discontinued operations                                            372                -               -
Extraordinary loss on extinguishment of debt                            (3,930)         (13,558)           (367)
                                                                     ----------      -----------     ----------
Net income                                                              84,906           60,908          65,722
Preferred dividends                                                    (10,919)          (6,468)         (6,468)
                                                                     ----------      -----------     ----------
Net income available to common shareholders                            $73,987         $ 54,440        $ 59,254
                                                                     ==========      ===========     ==========
BASIC EARNINGS PER SHARE:
  Income before discontinued operations and extraordinary
      item, net of preferred dividends                                  $ 2.67          $  2.60         $  2.32
  Discontinued operations                                                 0.05             0.08            0.08
  Extraordinary loss on extinguishment of debt                           (0.14)           (0.53)          (0.02)
                                                                     ----------      -----------     ----------
  Net income available to common shareholders                           $ 2.58          $  2.15         $  2.38
                                                                     ==========      ===========     ==========
  Weighted average common shares outstanding                            28,690           25,358          24,881

DILUTED EARNINGS PER SHARE:
  Income before discontinued operations and extraordinary
      item, net of preferred dividends                                  $ 2.58          $  2.55         $  2.31

  Discontinued operations                                                 0.04             0.08            0.08
  Extraordinary loss on extinguishment of debt                           (0.13)           (0.52)          (0.02)
                                                                     ----------      -----------     ----------
  Net income available to common shareholders                           $ 2.49          $  2.11         $  2.37
                                                                     ==========      ===========     ==========
  Weighted average common shares and potential dilutive                 29,668           25,833          25,021
      common shares outstanding

The accompanying notes are an integral part of these statements.

                         CBL & Associates Properties, Inc.
                   Consolidated Statement Of Shareholders Equity
                        (In thousands, except share data)

                                                                                            Accumulated
                                                                               Additional      Other
                                                   Preferred                   Paid-in     Comprehensive   Accumulated
                                                     Stock     Common Stock    Capital          Loss        Deficit        Total
                                                  -----------  ------------  -----------   -------------   -----------  ----------
Balance December 31, 1999                           $     29      $    248   $  455,875       $      -     $ (36,265)   $  419,887
    Net income                                             -             -            -              -        65,722        65,722
    Dividends declared - common shares                     -             -            -              -       (50,924)      (50,924)
    Dividends declared - preferred shares                  -             -            -              -        (6,468)       (6,468)
    Issuance of 152,311 shares of common stock             -             2        3,343              -             -         3,345
    Exercise of stock options                              -             1        3,262              -             -         3,263
                                                  -----------  ------------  -----------   -------------   -----------  ----------
Balance December 31, 2000                                 29           251      462,480              -       (27,935)      434,825
    Net income                                             -             -            -              -        60,908        60,908
    Loss on current period cash flow hedges                -             -            -         (6,784)            -        (6,784)
                                                                                                                        ----------
        Total comprehensive income                                                                                          54,124
    Dividends declared - common shares                     -             -            -              -       (54,301)      (54,301)
    Dividends declared - preferred shares                  -             -            -              -        (6,468)       (6,468)
    Issuance of 174,280 shares of common stock             -             2        4,756              -             -         4,758
    Adjustment for minority interest in Operating
        Partnership                                        -             -       80,827              -             -        80,827
    Exercise of stock options                              -             3        8,320              -             -         8,323
                                                  -----------  ------------  -----------   -------------   -----------  ----------
Balance December 31, 2001                                 29           256      556,383         (6,784)      (27,796)      522,088
    Net income                                             -             -            -              -        84,906        84,906
    Gain on current period cash flow hedges                -             -            -          4,387             -         4,387
                                                                                                                        ----------
        Total comprehensive income                                                                                          89,293
    Dividends declared - common shares                     -             -            -              -       (68,635)      (68,635)
    Dividends declared - preferred shares                  -             -            -              -       (10,919)      (10,919)
    Issuance of 2,000,000 shares of Series B
        preferred stock                                   20             -       96,350              -             -        96,370
    Purchase of 200,000 shares of Series A
        preferred stock                                   (2)             -      (5,091)              -             -       (5,093)
    Issuance of 3,524,299 shares of common stock           -            36      120,589              -             -       120,625
    Exercise of stock options                              -             2        5,005              -             -         5,007
    Deferred compensation                                  -             -        2,194              -             -         2,194
    Conversion of Operating Partnership units
        into 446,652 shares of common stock                -             4        7,159              -             -         7,163
    Adjustment for minority interest in Operating
        Partnership                                        -             -      (16,903)             -             -       (16,903)
                                                  -----------  ------------  -----------   -------------   -----------  ----------
Balance December 31, 2002                           $     47      $    298   $  765,686    $    (2,397)     $(22,444)   $  741,190
                                                  ===========  ============  ===========   =============   ===========  ==========

                                 CBL & Associates Properties, Inc.
                                Consolidated Statements of Cash Flows
                                           (In thousands)

                                                                     Year Ended December 31,
                                                              --------------------------------------
                                                                 2002           2001          2000
                                                              --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $ 84,906       $ 60,908       $ 65,722
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Minority interest in earnings                              67,554         51,341         30,045
     Depreciation                                               74,501         75,905         47,329
     Amortization                                               25,242         13,539         14,581
     Extraordinary loss on extinguishment of debt                3,930         13,558            367
     Gain on sales of real estate assets                        (2,804)       (10,649)       (15,989)
     Gain on discontinued operations                              (372)             -              -
     Issuance of stock under incentive plan                      2,578          1,926          1,634
     Deferred compensation                                       2,194              -              -
     Write-off of development projects                             236          2,032            127
     Changes in assets and liabilities:
       Tenant and other receivables                             (1,110)        (8,586)       (10,020)
       Other assets                                             (6,089)        (5,107)          (607)
       Accounts payable and accrued liabilities                 23,157         18,208          5,929
                                                              --------       --------       --------
         Net cash provided by operating activities             273,923        213,075        139,118
                                                              --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets                               (70,325)       (73,816)      (139,645)
 Acquisitions of real estate assets                           (166,489)      (115,755)       (11,103)
 Capitalized interest                                           (5,109)        (5,860)        (6,288)
 Other capital expenditures                                   (101,365)       (63,115)       (24,654)
 Proceeds from sales of real estate assets                      84,885         79,572         67,865
 Additions to mortgage notes receivable                         (5,965)        (1,604)          (825)
 Payments received on mortgage notes receivable                  2,135            996          1,454
 Distributions in excess of equity in earnings of
     unconsolidated affiliates                                   5,751          5,855          7,106
 Additional investments in and advances to
     unconsolidated affiliates                                 (15,394)       (23,506)        (6,782)
 Additions to other assets                                      (2,731)        (4,012)        (9,343)
                                                              --------       --------       --------
         Net cash used in investing activities                (274,607)      (201,245)      (122,215)
                                                              --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and other notes payable                751,881        763,235        262,320
 Principal payments on mortgage and other notes
     payable                                                  (815,444)      (650,584)      (198,736)
 Additions to deferred financing costs                          (5,589)        (7,904)        (4,403)
 Proceeds from issuance of common stock                        118,047          2,832          1,711
 Proceeds from issuance of preferred stock                      96,370              -              -
 Purchase of preferred stock                                    (5,093)             -              -
 Purchase of minority interest                                       -              -           (761)
 Proceeds from exercise of stock options                         5,007          8,323          3,263
 Prepayment penalties on extinguishment of debt                 (2,290)       (13,038)          (184)
 Distributions to minority interests                           (65,310)       (49,827)       (25,327)
 Dividends paid                                                (73,677)       (59,914)       (56,676)
                                                              --------       --------       --------
         Net cash provided by financing activities               3,902         (6,877)       (18,793)
                                                              --------       --------       --------
Net change in cash and cash equivalents                          3,218          4,953         (1,890)
Cash and cash equivalents, beginning of period                  10,137          5,184          7,074
                                                              --------       --------       --------
Cash and cash equivalents, end of period                      $ 13,355       $ 10,137        $ 5,184
                                                              ========       ========       ========
SUPPLEMENTAL INFORMATION
  Cash paid during the period for interest, net of
    amounts capitalized                                       $141,425       $151,397        $94,789
                                                              ========       ========       ========
  Debt assumed in acquisition of property interests           $149,687       $875,425        $     -
                                                              ========       ========       ========
  Issuance of minority interests in acquisition of            $ 60,788       $339,976        $     -
     property interests                                       ========       ========       ========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1.  ORGANIZATION

     CBL & Associates Properties, Inc. (the "Company"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the development, acquisition and operation of regional shopping malls and community centers. The Company's shopping center properties are located primarily in the Southeast, as well as in select markets in the Northeast and Midwest regions of the United States.

     The Company conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2002, CBL Holdings I, Inc. owned a 1.7% general partnership interest and CBL Holdings II, Inc. owned a 52.0% limited partnership interest in the Operating Partnership for a combined interest held by the Company of 53.7%.

     At December 31, 2002, the Operating Partnership owns controlling interests in 51 regional malls, 18 associated centers (each adjacent to a regional shopping mall), 61 community centers and an office building. Additionally, the Operating Partnership owns non-controlling interests in four regional malls, two associated centers and two community centers. The Operating Partnership currently has under construction one mall, which is owned in a joint venture, one associated center, and three community centers and has options to acquire certain development properties owned by third parties.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired Jacobs' interests in 23 properties as discussed in Note 3. At December 31, 2002, CBL's Predecessor owned a 16.0% limited partnership interest, Jacobs owned a 21.5% limited partnership interest and third parties owned an 8.8% limited partnership interest in the Operating Partnership (Note
9). CBL's Predecessor also owned 2,135,249 shares of the Company's common stock at December 31, 2002, for a combined total interest of 19.9% in the Operating Partnership.

     The Operating Partnership conducts the Company's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership holds 100% of the preferred stock and owns 6% of the common stock of the Management Company. CBL's Predecessor holds the remaining 94% of the Management Company's common stock. Through its ownership of the preferred stock, the Operating Partnership receives substantially all of the cash flow and enjoys substantially all of the economic benefits of the Management Company's operations.

     As sole general partner, the Company controls the Operating Partnership and the Operating Partnership's rights to substantially all of the economic benefits of the Management Company. As a result, the accounts of each entity are included in the accompanying consolidated financial statements. The Company, the Operating Partnership, and the Management Company are referred to collectively as the "Company."

     All significant intercompany balances and transactions have been eliminated in the consolidated presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets

     Real estate assets, including acquired assets, are stated at cost. Costs incurred for the development, construction and improvement of real estate assets are capitalized, including overhead costs directly attributable to property development. Interest costs and real estate taxes incurred during the development and construction period are capitalized and depreciated on the same basis as the related asset. Ordinary repairs and maintenance are expensed as incurred.

     Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases.

     Total interest expense capitalized was $5,109, $5,860 and $6,288 in 2002, 2001 and 2000, respectively.

Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in 2002, 2001 and 2000.

Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less as cash equivalents.

Deferred Financing Costs

     Net deferred financing costs of $9,767 and $9,396 were included in other assets at December 31, 2002 and 2001, respectively. Deferred financing costs include fees and costs incurred to obtain long-term financing and are amortized to interest expense over the terms of the related notes payable. Amortization expense was $4,114, $4,766, and $2,072 in 2002, 2001 and 2000, respectively.
Accumulated amortization was $4,631 and $3,700 as of December 2002 and 2001, respectively.

Revenue Recognition

     Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

     The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance, and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue when billed.

     The Company receives management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of minimum and percentage rents and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and recognized as revenue when earned.

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets is recognized when title to the asset is transferred to the buyer, if the buyer's initial and continuing investment is adequate and the buyer assumes all future ownership risks of the asset.

Income Taxes

     The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

     As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not material in 2002, 2001 and 2000.

     The Company had a net deferred tax asset at December 31, 2002 and 2001, which consisted primarily of net operating loss carryforwards, that was reduced to zero by a valuation allowance because of uncertainty about the realization of the net deferred tax asset considering all available evidence.

Derivative Financial Instruments

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which established accounting and reporting standards for derivative instruments.

     SFAS No. 133 requires an entity to recognize every derivative instrument as either an asset or liability measured at its fair value. The fair value adjustments affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. See Note 14 for more information.

Concentration of Credit Risk

     The Company's tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

     The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounts for more than 7.0% of the Company's total revenues.

Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (Note 9). The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                                2002              2001             2000
                                                           ---------------- ----------------- ---------------
Weighted average shares                                        28,793            25,436          24,936
Effect of nonvested stock awards                                 (103)              (78)            (53)
                                                           ---------------- ----------------- ---------------
Denominator - basic earnings per share                         28,690            25,358          24,881
Dilutive effect of stock options, nonvested stock
   awards and deemed shares related to deferred
   compensation arrangements                                      978               475             140
                                                           ---------------- ----------------- ---------------
Denominator - diluted earnings per share                       29,668            25,833          25,021
                                                           ================ ================= ===============

Stock-Based Compensation

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations. No stock-based compensation expense related to stock options has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to employee stock options:

                                                                        Year Ended December 31,
                                                            -------------------------------------------------
                                                                 2002             2001             2000
                                                            ---------------- ---------------- ---------------
Net income available to common shareholders, as                 $73,987            $54,440        $59,254
        reported
Compensation expense determined under fair value
        method                                                    (651)              (615)          (669)
                                                            ---------------- ---------------- ---------------
Pro forma net income available to common shareholders           $73,336            $53,825        $58,585
                                                            ================ ================ ===============
Earnings per share:
    Basic, as reported                                           $ 2.58             $ 2.15         $ 2.38
                                                            ================ ================ ===============
    Basic, pro forma                                             $ 2.56             $ 2.12         $ 2.35
                                                            ================ ================ ===============
    Diluted, as reported                                         $ 2.49             $ 2.11         $ 2.37
                                                            ================ ================ ===============
    Diluted, pro forma                                           $ 2.34             $ 2.08         $ 2.34
                                                            ================ ================ ===============

     The fair value of each employee stock option grant was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                             Year Ended December 31,
                                                    -----------------------------------------
                                                        2002            2001         2000
                                                    ------------    ------------  -----------
Risk free interest rate                               4.84%            5.07%           6.65%
Dividend yield                                        6.83%            8.34%           8.98%
Expected volatility                                  19.69%           18.00%          17.00%
Expected life                                     7.0 years        5.9 years       6.0 years

     The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $3.50, $1.75 and $1.54, respectively.

Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 modified existing rules for allocating purchase price and requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method. The Company allocated a portion of the purchase price of acquired properties to leases that were in place at the date of the acquisition for properties acquired during 2002.

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS No. 145 will be effective for the Company's 2003 fiscal year. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria of APB 30 will be reclassified. The Company anticipates that all extraordinary losses in prior periods will be reclassified as an operating expense when SFAS No. 145 is adopted on January 1, 2003.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Since the Company typically does not engage in significant disposal activities, the implementation of SFAS No. 146 in 2003 is not expected to have a significant impact on the Company's reported financial results.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107, and rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The Company adopted the disclosure provisions of FASB
Interpretation No. 45 in the fourth quarter 2002. In accordance with the interpretation, the Company will adopt the remaining provisions of FASB Interpretation No. 45 effective January 1, 2003, and does not anticipate that they will have a material effect on the financial position and results of operations of the Company.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative transition methods for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

     Effective January 1, 2003, the Company will begin recording the expense associated with stock options in accordance with the fair value provisions of SFAS No. 123. In accordance with the provisions of SFAS No. 148, the Company will apply the fair value provisions on a prospective basis for all stock options granted after January 1, 2003.

Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE 3.  ACQUISITIONS

     The Company includes the results of operations of real estate assets acquired in the consolidated statement of operations from the date of the related acquisition.

     The Company acquired Richland Mall, located in Waco, TX, in May 2002, for a cash purchase price of $43,250. In May 2002, the Company acquired Panama City Mall, located in Panama City, FL, for a purchase price of $45,700. The purchase price of Panama City Mall consisted of (i) the assumption of $40,700 of non-recourse mortgage debt with an interest rate of 7.30%, (ii) the issuance of 118,695 common units of the Operating Partnership with a fair value of $4,487 ($37.80 per unit) and (iii) $458 in cash closing costs.

     The Company also entered into a ground lease in May 2002, for land adjacent to Panama City Mall. The ground lease gives the lessor the option to require the Company to purchase the land for $4,148 between August 1, 2003, and February 1, 2004.

     The Company acquired the remaining 21% ownership interest in Columbia Place in Columbia, SC in August 2002. The total consideration of $9,875 consisted of the issuance of 61,662 common units with a fair value of $2,280 ($36.97 per unit) and the assumption of $7,595 of debt.

     In December 2002, the Company acquired the remaining 35% interest in East Towne Mall, West Towne Mall and West Towne Crossing, which are all located in Madison, WI. The purchase price consisted of the issuance of 932,669 common units with a fair value of $36,411 ($39.04 per unit) and the assumption of $25,618 of debt.

     In December 2002, the Company acquired Westmoreland Mall and its associated center, Westmoreland Crossing, located in Greensburg, PA, for a cash purchase price of $112,416.

     On January 31, 2001, the Company completed the first stage of its acquisition of Jacobs' interests in 21 malls and two associated centers for total consideration of approximately $1,204,249, including the acquisition of minority interests in certain properties. The purchase price consisted of (i) $125,460 in cash, including closing costs of approximately $12,872, (ii) the assumption of $750,244 in non-recourse mortgage debt, and (iii) the issuance of 12,056,692 special common units of the Operating Partnership with a fair value of $328,545 ($27.25 per unit).

     The Company closed on the second and final stage of the Jacobs' acquisition in March 2002, by acquiring additional interests in the joint ventures that own the following properties:

     * West Towne Mall, East Towne Mall and West Towne Crossing in Madison, WI (17% interest)
     *    Columbia Place in Columbia, SC (31% interest)
     *    Kentucky Oaks Mall in Paducah, KY (2% interest)

     The purchase price of $42,519 for the additional interests consisted of $422 in cash, the assumption of $24,487 of debt and the issuance of 499,730 special common units with a fair value of $17,610 (weighted average of $35.24 per unit).

     The following unaudited pro forma financial information is for the years ended December 31, 2001 and 2000. It presents results for the Company as if the acquisition of the interests acquired on January 31, 2001, had occurred on January 1, 2000. The unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisition and related transactions had occurred on January 1, 2000. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results are as follows:

                                                                 Year Ended December 31,
                                                         ----------------------------------------
                                                                2001                2000
                                                         ----------------------------------------
 Total revenues                                             $   555,257          $   521,229
 Total expenses                                                 449,025              437,136
                                                         ----------------------------------------
 Income from operations                                         106,232               84,093
                                                         ========================================
 Net income before discontinued operations
    and extraordinary item                                       71,330               59,868
                                                         ========================================
 Net income available to common shareholders                 $   53,465           $   54,906
                                                         ========================================
 Basic per share data:
     Net income before discontinued operations
        and extraordinary items                               $    2.56            $    2.15
                                                         ========================================
     Net income available to common shareholders              $    2.11            $    2.21
                                                         ========================================
 Diluted per share data:
     Net income before extraordinary items                    $    2.51            $    2.13
                                                         ========================================
     Net income available to common shareholders              $    2.07            $    2.19
                                                         ========================================

     The pro forma adjustments include additional (i) depreciation expense of $1,871 and $22,455, (ii) interest expense of $835 and $10,516, (iii) management fees from unconsolidated affiliates of $129 and $1,483 and (iv) minority interest in earnings in the Operating Partnership of $1,965 and $22,242 for the years ended December 31, 2001 and 2000, respectively.

     In separate transactions during 2001, the Company issued an additional 602,980 special common units of the Operating Partnership valued at $16,431 and 31,008 common units of the Operating Partnership valued at $949 to purchase the remaining 50% and 25% interests in Madison Square Mall and Madison Plaza in Huntsville, AL, respectively.

NOTE 4.  DISCONTINUED OPERATIONS

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (i) recognition and measurement of the impairment of long-lived assets to be held and used and (ii) measurement of long-lived assets to be disposed by sale. SFAS No. 144 broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

     The provisions of SFAS No. 144 have been applied prospectively to dispositions that occurred after January 1, 2002. Additionally, the disposed assets' results of operations for 2001 and 2000 have been reclassified to discontinued operations to conform to the current year presentation.

     During 2002, the Company sold five community centers and an office building for a total sales price of $36,800 and recognized a net gain of $372. In accordance with SFAS No. 144, the net gain is reported as a component of discontinued operations in the accompanying consolidated statement of operations. Total revenues for these properties were $2,331, $4,844 and $3,824 in 2002, 2001 and 2000, respectively.

NOTE 5.  UNCONSOLIDATED AFFILIATES

     At December 31, 2002, the Company has investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                              Company's
Joint Venture                      Property Name                               Interest
--------------------------------------------------------------------------------------------
Governor's Square IB               Governor's Plaza                            50.0%
Governor's Square Company          Governor's Square                           47.5%
Imperial Valley Mall L.P.          Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company         Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.        Coastal Grand                               50.0%
Mall of South Outparcel L.P.       Coastal Grand                               50.0%
Mall Shopping Center Company       Plaza del Sol                               50.6%
Parkway Place L.P.                 Parkway Place                               45.0%
PPG Venture I L.P.                 Willowbrook Plaza, Pemberton Plaza          10.0%
                                       and Massard Crossing

     In January 2001, the Company acquired a 48% interest in Kentucky Oaks Mall Company, Columbia Joint Venture and Madison Joint Venture in connection with the first stage of the Jacobs' transaction discussed in Note 3.

     As discussed in Note 3, the Company discontinued the equity method of accounting for the partnership that owns Madison Square Mall after the Company acquired the remaining ownership interest in that partnership on January 31, 2001.

     In February 2002, the Company contributed its interests in two community centers and one associated center to PPG Venture I Limited Partnership, a joint venture with a third party, and retained a 10% interest. The total consideration of $63,030 consisted of cash of $46,000 and the Company's retained interest. The Company deferred the gain of $10,983 from the transaction since certain restrictions included in the joint venture agreement related to the subsequent sale of the properties demonstrate the Company's continuing involvement. The deferred gain is included in accounts payable and accrued liabilities.

     In March 2002, the Company acquired an additional 2% interest in Kentucky Oaks Mall Company, an additional 17% interest in Madison Joint Venture and an additional 31% interest in Columbia Mall Company as discussed in Note 3. Since the additional interest in Columbia Mall Company resulted in the Company having a 79% controlling interest in that joint venture, the Company stopped accounting for it using the equity method and began consolidating it as of the date the additional 31% interest was acquired.

     During 2002, the Company entered into three joint ventures with third parties to develop two malls, Imperial Valley Mall and Coastal Grand.

     Condensed combined financial statement information of the partnerships and joint ventures is presented as follows:

                                                         December 31,
                                                  --------------------------
                                                     2002             2001
                                                  ----------       ---------
 ASSETS:
 Net investment in real estate assets              $280,610         $359,361
 Other assets                                        10,593           11,077
                                                  ----------       ---------
     Total assets                                  $291,203         $370,438
                                                  ==========       =========
 LIABILITIES :
 Mortgage notes payable                            $191,512         $229,687
 Other liabilities                                    5,491           11,264
                                                  ----------       ---------
     Total liabilities                             $197,003        $ 240,951
                                                  ==========       =========
 OWNERS' EQUITY:
 The Company                                       $ 68,313         $ 77,673
 Other investors                                     25,887           51,814
                                                  ----------       ---------
     Total owners' equity                            94,200          129,487
                                                  ----------       ---------
 Total liabilities and owners' equity              $291,203        $ 370,438
                                                  ==========       =========

                                                            Year Ended December 31,
                                                  -------------------------------------------
                                                    2002             2001              2000
                                                  ---------        ---------       ----------
 Revenues                                         $  57,084        $  55,779        $  27,294

 Depreciation and amortization                       (7,603)          (7,633)          (3,080)

 Other operating expenses                           (17,634)         (18,326)          (8,255)
 Interest expense                                   (14,827)         (14,693)          (8,397)
                                                  ---------        ---------       ----------
 Income from operations                              17,020           15,127            7,562
 Gain on sales of real estate assets                      -              213              186
                                                  ---------        ---------       ----------
 Net income                                       $  17,020        $  15,340        $   7,748
                                                  =========        =========       ==========
 Company's share of net income                    $   8,215        $   7,155        $   3,684
                                                  =========        =========       ==========

     In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner. All debt on these properties is non-recourse.

NOTE 6.  MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consisted of the following at December 31, 2002 and 2001:

                                                                December 31, 2002                  December 31, 2001
                                                           -----------------------------     -----------------------------
                                                                       Weighted Average                   Weighted Average
                                                             Amount    Interest Rate(1)        Amount     Interest Rate(1)
                                                           ----------- -----------------     ----------   -----------------
Fixed-rate debt:
     Non-recourse loans on operating properties            $1,867,915       7.16%            $1,463,351        7.50%
                                                           -----------                       ----------
Variable-rate debt:
     Recourse term loans on operating properties              290,954       3.98%               595,785        3.38%
     Lines of credit                                          221,275       2.69%               216,266        3.20%
     Construction loans                                        21,935       3.08%                40,553        3.26%
                                                           -----------                       ----------
     Total variable-rate debt                                 534,164       3.41%               852,604        4.19%
                                                           -----------                       ----------
Total                                                      $2,402,079       6.32%            $2,315,955        6.30%
                                                           ===========                       ==========

     (1)  Weighted average   interest  rate  before   amortization  of  deferred
          financing costs.

     Non-recourse and recourse loans include loans that are secured by properties owned by the Company that have a net carrying value of $2,897,526 at December 31, 2002. At December 31, 2002, the Company had $34,734 available and unfunded under recourse term loan commitments on four properties.

Non-Recourse Loans

     At December 31, 2002, non-recourse loans totaling $1,867,915 bear interest at fixed rates ranging from 6.25% to 10.625%. Non-recourse loans generally provide for monthly payments of principal and/or interest and mature at various dates from May 2003 through August 2018.

Variable-Rate Loans

     Recourse loans totaling $290,954 bear interest at variable interest rates indexed to the prime lending rate or London Interbank Offered Rate ("LIBOR"). At December 31, 2002, interest rates on variable-rate debt varied from 2.55% to 6.95%.

     At December 31, 2002, the Company had construction loans on two properties. The total commitment under the construction loans is $61,025 of which $21,935 is outstanding at December 31, 2002. The construction loans mature in 2004 and 2005, and bear interest at variable interest rates indexed to the prime lending rate or LIBOR. Interest rates on the construction loans were 3.07% and 3.09%, respectively, at December 31, 2002.

Unsecured Line of Credit

     The Company has an unsecured line of credit that is used for construction, acquisition, and working capital purposes. The total available amount on the unsecured line of credit of $105,275 was outstanding at December 31, 2002. The unsecured line of credit expires January 31, 2004, and bears interest at a rate indexed to the prime lending rate or LIBOR. Borrowings under the unsecured line of credit had a weighted average interest rate of 2.99% at December 31, 2002. Quarterly principal payments of $6,250 are due beginning February 1, 2003.

     The unsecured line of credit contains three one-year extension options. During the first and second extension years, the Company is required to make quarterly principal payments of $6,250 beginning on February 1 of each extension year. If the third extension option is exercised, then quarterly payments of $18,750 are required beginning on February 1 of that extension year.

Secured Lines of Credit

     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of
December  31,   2002:

      Total            Total          Maturity
    Available       Outstanding         Date
----------------------------------------------------
$ 130,000         $  75,000           September 2003
   80,000            31,000              June 2003
   10,000            10,000             April 2004
   20,000                 -             March 2004
-----------------------------------
$ 240,000         $ 116,000
===================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 2.43% at December 31, 2002. Additionally, the secured lines of credit are secured by 26 of the Company's properties, which had a net carrying value of $299,660 at December 31, 2002.

Letters of Credit

     At December 31, 2002, the Company had additional lines of credit with a total commitment of $14,585 that can only be used for issuing letters of credit. The total outstanding under these lines of credit was $8,474 at December 31, 2002.

Covenants and Restrictions

     The secured and unsecured line of credit agreements contain, among other restrictions, certain restrictive covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. The Company was in compliance with all covenants and restrictions on its lines of credit at December 31, 2002.

     Thirteen malls, three associated centers and the office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is the ownership and operation of these properties. The mortgaged real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Debt Maturities

     As of December 31, 2002, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2003                            $ 433,944
2004                              119,737
2005                              122,612
2006                              162,135
2007                              202,634
Thereafter                      1,361,017
                               ----------
Total                          $2,402,079
                               ==========

     Of the $433,944 of scheduled principal payments in 2003, $390,080 is related to loans that are scheduled to mature in 2003. The Company has extension options in place for each of these loans that will extend their scheduled maturities to 2004.

NOTE 7.  EXTRAORDINARY ITEMS

     The extraordinary items resulted from prepayment penalties and the write-off of unamortized deferred financing costs when notes payable were retired before their scheduled maturity dates. The following are the components of the extraordinary items:

                                                     Year Ended December 31,
                                               ------------------------------------
                                                   2002        2001       2000
                                               ------------------------------------
Prepayment penalties                           $ 2,290      $13,038     $   184

Unamortized deferred financing costs             1,640          520         183
                                               ------------------------------------
                                               $ 3,930      $13,558     $   367
                                               ====================================

NOTE 8.  SHAREHOLDERS' EQUITY

Common Stock

     In March 2002, the Company completed a follow-on offering of 3,352,770 shares of its $0.01 par value common stock at $34.55 per share. The net proceeds of $114,705 were used to repay outstanding borrowings under the Company's lines of credit and to retire debt on certain operating properties.

Preferred Stock

     In June 1998, the Company issued 2,875,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") with a face value of $25.00 per share in a public offering. The dividends on the Series A Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears at a rate of $2.25 per share per annum. The Series A Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable prior to July 1, 2003. On or after July 1, 2003, the Company may redeem the Series A Preferred Stock, in whole or in part, for a cash redemption price of $25.00 per share, plus accrued and unpaid dividends.

     In June 2002, the Company purchased 200,000 shares of the Series A Preferred Stock for $5,093.

     In June 2002, the Company completed an offering of 2,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"), having a par value of $.01 per share, at $50.00 per share. The net proceeds of $96,370 were used to reduce outstanding balances under the Company's lines of credit and to retire term loans on several properties.

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

NOTE 9.  MINORITY INTERESTS

     Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 11 of the Company's shopping center properties that is held by third parties.

Minority Interest in Operating Partnership

     The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units") that the Company does not own.

     The assets and liabilities allocated to the Operating Partnership's minority interest are based on their ownership percentage of the Operating Partnership at December 31, 2002 and 2001. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interest at December 31, 2002 and 2001 by the total Operating Partnership Units outstanding at December 31, 2002 and 2001. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 46.3% and 49.9% at December 31, 2002 and 2001, respectively.

     Income is allocated to the Operating Partnership's minority interest based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interest by the total weighted average number of Operating Partnership Units outstanding during the year.

     A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of both the Operating Partnership's minority interest and the Company. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is redeemable for cash or shares of the Company's common stock. As a result, an allocation is made between shareholders' equity and minority interest in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership's underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding.

     The total  liability  related to the  minority  interest  in the  Operating
Partnership   was   $497,832  and  $428,888  at  December  31,  2002  and  2001,
respectively.

Minority Interest in Operating Partnership-Conversion Rights

     The Operating Partnership agreement gives the limited partners the right to convert their partnership interests in the Operating Partnership into shares of common stock, subject to certain limits. It also gives them the right to sell part or all of their partnership interest in the Operating Partnership to the Company in exchange for shares of common stock or their cash equivalent. The Company can elect to pay in shares of common stock or their cash equivalent, subject to the terms of the Operating Partnership agreement.

     The Operating Partnership issued 13,159,407 special common units in connection with the acquisitions discussed in Notes 3 and 5. After January 31, 2004, holders of the special common units may exchange them for shares of common stock or cash. The Company has the right to elect the form of payment. The special common units receive a minimum distribution of $2.9025 per unit per year. When the distribution on the common units exceeds $2.9025 per unit per year, the special common units will receive a distribution equal to that paid on the common units.

     The Operating Partnership issued 1,144,034 common units in connection with the acquisitions discussed in Notes 3 and 5. The common units issued in connection with the acquisition of Panama City Mall, which is discussed in Note 3, will receive a minimum annual dividend of $3.375 per unit until May 2012. When the distribution on the common units exceeds $3.375 per unit, these common units will receive a distribution equal to that paid on the common units. Additionally, if the annual distribution on the common units should ever be less than $2.22 per unit, the $3.375 per unit dividend will be reduced by the amount the per unit distribution is less than $2.22 per unit.

     During 2002, third parties converted 446,652 common units to shares of the Company's common stock.

     The Operating Partnership acquired properties from CBL's Predecessor in exchange for 1,336 common units valued at $27,000 during 2000.

     Outstanding   rights  to  convert  minority   interests  in  the  Operating
Partnership to common stock were held by the following parties at December 31, 2002 and 2001:

                                                December 31,
                                      ------------------------------
                                           2002             2001
                                      --------------   -------------
Common shares outstanding               29,797,469      25,616,917
Outstanding rights:
  Jacobs                                11,953,903      11,454,173
  CBL's Predecessor                      8,883,928       8,884,728
  Third parties                          4,845,164       4,177,990
                                      --------------   -------------
Total Operating Partnership Units       55,480,464      50,133,808
                                      ==============   =============

Minority Interest in Shopping Center Properties

     The Company's consolidated financial statements include the assets, liabilities and results of operations of eleven properties that the Company does not wholly own. The minority interest in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total liability related to the minority interests in shopping center properties was $2,681 and $2,213 at December 31, 2002 and 2001, respectively.

     The assets and liabilities allocated to the minority interest in shopping center properties are based on the third parties' ownership percentages in each shopping center property at December 31, 2002 and 2001. Income is allocated to the minority interest in shopping center properties based on the third parties' weighted average ownership in each shopping center property during the year.

NOTE 10.  MINIMUM RENTS

     The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2002, as follows:

2003                                            $367,191
2004                                             331,926
2005                                             290,280
2006                                             252,001
2007                                             214,485
Thereafter                                       818,495

     Future   minimum   rents  do  not  include   percentage   rents  or  tenant
reimbursements that may become due.

NOTE 11.  MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements. Interest rates on notes receivable range from 2.63% to 9.5% at December 31, 2002. Maturities of notes receivable range from 2003 to 2022.

NOTE 12.  SEGMENT INFORMATION

     The Company measures performance and allocates resources according to property type, which is determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 2. Information on the Company's reportable segments is presented as follows:

                                                                  Associated   Community
Year Ended December 31, 2002                           Malls        Centers     Centers     All Other        Total
-----------------------------------------------    ------------  -----------  -----------  -----------    ------------
 Revenues                                           $  507,003     $ 16,747      $ 55,065     $ 20,279     $  599,094
 Property operating expenses (1)                      (174,108)      (3,851)      (13,934)       8,129       (183,764)
 Interest expense                                     (124,696)      (3,256)       (9,236)      (5,976)      (143,164)
 Other expense                                               -            -             -      (10,071)       (10,071)
 Gain on sales of real estate assets                      (311)           -         2,576          539          2,804
                                                   ------------  -----------  -----------  -----------    ------------
 Segment profit and loss                            $  207,888     $  9,640      $ 34,741     $ 12,900        264,899
 Depreciation and amortization                                                                                (94,432)
 General, administrative and other                                                                            (23,568)
 Equity in earnings and minority interest                                                                     (59,339)
                                                                                                          ------------
 Income before discontinued operations and
    extraordinary items                                                                                    $   87,560
                                                                                                          ============
 Total assets (2)                                   $3,124,220     $143,446      $381,861     $145,587     $3,795,114
 Capital expenditures (2)                           $  458,362     $ 25,045      $ 22,626     $ 50,831     $  556,864

                                                                Associated    Community
Year Ended December 31, 2001                        Malls        Centers       Centers     All Other       Total
-----------------------------------------------    ------------  -----------  -----------  -----------    ------------
 Revenues                                           $  448,247    $  14,799     $  63,330     $ 22,613     $  548,989
 Property operating expenses (1)                      (150,953)      (3,520)      (14,529)      (3,221)      (172,223)
 Interest expense                                     (126,388)      (4,599)      (13,910)     (11,810)      (156,707)
 Other expense                                               -            -             -       (9,458)        (9,458)
 Gain on sales of real estate assets                       132            -         8,381        2,136         10,649
                                                   ------------  -----------  -----------  -----------    ------------
 Segment profit and loss                            $  171,038    $   6,680     $  43,272     $    260        221,250
 Depreciation and amortization                                                                                (83,937)
 General, administrative and other                                                                            (20,838)
 Equity in earnings and minority interest                                                                     (44,170)
                                                                                                          ------------
 Income before discontinued operations
    and extraordinary items                                                                                $   72,305
                                                                                                          ============
 Total assets (2)                                  $ 2,731,310    $ 124,897     $ 445,335     $ 71,309     $3,372,851
 Capital expenditures (2)                          $ 1,291,829    $   5,245     $  53,746     $ 17,400     $1,368,220

                                                                Associated    Community
Year Ended December 31, 2000                        Malls        Centers       Centers     All Other       Total
-----------------------------------------------    ------------  -----------  -----------  -----------    ------------
 Revenues                                           $  267,150    $  14,831     $  62,017    $  11,902    $   355,900
 Property operating expenses (1)                       (90,889)      (2,675)      (13,293)         981       (105,876)
 Interest expense                                      (75,455)      (3,821)      (13,240)      (3,473)       (95,989)
 Other expense                                               -            -             -       (3,236)        (3,236)
 Gain on sales of real estate assets                      (400)           -         2,576       13,813         15,989
                                                   ------------  -----------  -----------  -----------    ------------
 Segment profit and loss                            $  100,406    $   8,335     $  38,060    $  19,987        166,788
 Depreciation and amortization                                                                                (58,330)
 General, administrative and other                                                                            (17,893)
 Equity in earnings and minority interest                                                                     (26,348)
                                                                                                          ------------
 Income before discontinued operations and
     extraordinary items                                                                                  $    64,217
                                                                                                          ============
 Total assets (2)                                   $1,400,793    $ 103,424     $ 451,165    $  63,456    $ 2,018,838
 Capital expenditures (2)                           $  142,789    $   7,426     $  25,003    $  26,040    $   201,258

     (1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.

     (2)  Developments in progress are included in the All Other category.

NOTE 13.  OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

                                                             December 31,
                                                    ------------------------------
                                                       2002               2001
                                                    ------------------------------
 ASSETS:
 Net investment in real estate assets               $ 3,611,485       $  3,201,622
 Investment in unconsolidated affiliates                 68,770             78,211
 Other assets                                           115,022             80,700
                                                    ------------------------------
 Total assets                                       $ 3,795,277       $  3,360,533
                                                    ==============================
 LIABILITIES:
 Mortgage and other notes payable                   $ 2,402,079       $  2,315,955
 Other liabilities                                      131,815             90,066
                                                    ------------------------------
 Total liabilities                                    2,533,894          2,406,021

Minority interests                                        2,681              2,213

OWNERS' EQUITY:                                       1,258,702            952,299
                                                    ------------------------------
 Total liabilities and owner's equity               $ 3,795,277       $  3,360,533
                                                    ==============================

                                                             Year Ended December 31,
                                                -------------------------------------------------
                                                    2002               2001               2000
                                                -------------------------------------------------
 Revenues                                       $  599,091        $   548,985        $   355,900
 Depreciation and amortization                     (94,432)          ( 83,937)           (58,330)
 Other operating expenses                         (359,374)          (358,796)          (222,158)
                                                -------------------------------------------------
 Income from operations                            145,285            106,252             75,412

 Gain on sales of real estate assets                 2,804             10,649             15,989
 Equity in earnings of unconsolidated
     affiliates                                      8,215              7,155              3,684

 Minority interest in shopping center
     properties                                     (3,303)            (1,682)            (1,525)
                                                -------------------------------------------------
 Income before discontinued operations
     and extraordinary items                       153,001            122,374             93,560
 Operating income of discontinued operations           904              2,161              1,872
 Gain on discontinued operations                       372                  -                  -
 Extraordinary loss on extinguishment of
     debt                                           (3,930)           (13,558)              (367)
                                                -------------------------------------------------
 Net income                                      $ 150,347        $   110,977        $    95,065
                                                =================================================

NOTE 14.  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage its exposure to changes in interest rates. The Company does not use derivative financial instruments for speculative purposes. The Company's interest rate risk management policy requires that derivative instruments be used for hedging purposes only and that they be entered into only with major financial institutions based upon their credit ratings and other factors.

     The Company's objective in using derivatives is to manage its exposure to changes in interest rates. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Under an interest rate swap in place at December 31, 2002, the Company receives interest payments at a rate equal to LIBOR (1.44% at December 31, 2002) and pays interest at a fixed rate of 5.83%. The interest rate swap has a notional amount of $80,000 and expires August 30, 2003.

     Effective January 1, 2001, the Company determined that, with the exception of two swap agreements that expired during the first quarter of 2001, the Company's derivative instruments were effective and qualified for hedge accounting in accordance with SFAS No. 133. At December 31, 2002, the interest rate swap's fair value of $2,412 was recorded in accounts payable and accrued liabilities.

     The unrealized gains/losses recorded in accumulated other comprehensive loss will be reclassified to earnings as interest expense when interest payments are made. This reclassification correlates with the timing of when hedged items are recognized in earnings. The change in net unrealized gains/losses on cash flow hedges in 2002 reflects a reclassification of net unrealized gains/losses from accumulated other comprehensive loss to interest expense in the amount of $4,387. The remaining unrealized gains/losses of $2,397 will be reclassified during 2003.

     The Company is exposed to credit losses if the counterparty is unable to perform under the interest rate swap agreement. However, the Company anticipates that the counterparty will be able to fully satisfy its obligations under the contract. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of counterparties.

NOTE 15.  RELATED PARTY TRANSACTIONS

     CBL's Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company's properties. The Company paid approximately $96,185, $94,300 and $123,000 to the construction company in 2002, 2001, and
2000, respectively, for construction and development services. The Company had accounts payable to the construction company of $16,963 and $3,109 at December 31, 2002 and 2001, respectively.

     The Management Company provides management and leasing services to the Company's unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $2,502, $1,450 and $1,166 in 2002, 2001 and 2000, respectively.

NOTE 16.  CONTINGENCIES

     The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management's opinion that the pending litigation will not materially affect the financial position or results of operations of the Company. Additionally, management believes that, based on environmental studies completed to date, any exposure to environmental cleanup will not materially affect the financial position and results of operations of the Company.

     The Company has guaranteed all of the construction debt related to Waterford Commons, which is owned in a joint venture with a third party that owns a minority interest. The total amount of the commitment for this construction loan is $30,000, of which $7,182 was outstanding at December 31, 2002. The Company will receive a fee from the third party partner in exchange for the guaranty, which will be recognized as revenue pro rata over the term of the guaranty. The fee had not been received as of December 31, 2002.

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest. The total amount outstanding at December 31, 2002, was $56,458, of which the Company has guaranteed $28,229.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company will guarantee 100% of the construction debt incurred to develop Coastal Grand. There was no construction debt outstanding at December 31, 2002. The Company will receive a fee for this guarantee.

NOTE 17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The fair value of mortgage and other notes payable was $2,637,219 and $2,315,472 at December 31, 2002 and 2001, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated rates at which similar loans would be made currently.

NOTE 18.  STOCK INCENTIVE PLAN

     The Company maintains the CBL & Associates Properties, Inc. 1993 Stock Incentive Plan, as amended, which permits the Company to issue stock options and common stock to selected officers, employees and directors of the Company. The shares available under the plan were increased from 4,000,000 to 5,200,000 during 2002. The Compensation Committee of the Board of Directors (the "Committee") administers the plan.

Stock Options

     Stock options issued under the plan allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant. However, the independent directors may not sell, pledge or otherwise transfer their stock options during their board term or for one year thereafter.

     The Company's stock option activity for 2002, 2001 and 2000 is summarized as follows:

                                                                                     Weighted Average
                                                  Shares        Option Price         Exercise Price
                                                -----------------------------------------------------
 Outstanding at December 31, 1999                2,207,050   $19.5625 - $25.6250          $22.15
 Granted                                           377,000   $23.7190 - $25.5625           23.73
 Exercised                                       (159,183)   $19.5625 - $23.6250           20.50
 Lapsed                                           (60,050)   $19.5625 - $23.7190           22.25
                                                ------------
 Outstanding at December 31, 2000                2,364,817   $19.5625 - $25.5625           22.51
 Granted                                           378,500   $27.6750 - $31.3100           27.70
 Exercised                                       (375,350)   $19.5625 - $24.5000           22.18
 Lapsed                                           (16,000)   $23.7190 - $27.6750           24.57
                                                ------------
 Outstanding at December 31, 2001                2,351,967   $19.5625 - $31.3100           23.39
  Granted                                          429,750   $36.5350 - $39.8000           36.56
  Exercised                                      (209,600)   $19.6250 - $31.3100           23.90
  Lapsed                                          (38,700)   $23.7190 - $36.5350           28.25
  Outstanding at December 31, 2002               2,533,417   $19.5625 - $39.8000           25.51

     The following is a summary of the stock options outstanding at December 31, 2002:

                                        Weighted Average  Weighted Average                  Weighted Average
                                           Remaining       Exercise Price                    Exercise Price
                            Options       Contractual        of Options        Options         of Options
 Exercise Price Range     Outstanding    Life in Years      Outstanding      Exercisable      Exercisable
------------------------ -------------- ----------------- ----------------- --------------- -----------------
  $19.5625 - $21.6250       669,217           2.5             $ 19.95          669,217          $ 19.95
   23.6250 - 25.6250       1,102,550          5.9              23.98           696,800           23.94
   27.6750 - 39.8000        761,650           8.9              32.60            59,800           28.44
                         -------------- ----------------- ----------------- --------------- -----------------
        Totals             2,533,417          5.9             $ 25.51         1,425,817         $ 22.26
                         ============== ================= ================= =============== =================

Stock Awards

     Under the plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded, and the duration of the vesting period, as defined. The Committee may also provide for the issuance of common stock under the plan on a deferred basis pursuant to deferred compensation arrangements, as described in Note 19.

     During 2002, the Company issued 73,228 shares of common stock with a weighted average grant-date fair value of $35.21 per share. There were 41,516 shares that vested immediately. The remaining 31,712 shares vest at various dates from 2003 to 2007.

     During 2001, the Company issued 69,735 shares of common stock with a weighted average grant-date fair value of $27.62 per share. There were 44,537 shares of common stock that vested immediately. The remaining 25,198 shares of common stock vest at various dates from 2002 to 2006.

     During 2000, the Company issued 72,329 shares of common stock with a weighted average grant-date fair value of $22.59 per share. There was 36,606 shares of common stock that vested immediately. The remaining 35,723 shares of common stock vest at various dates from 2001 to 2005.

NOTE 19.  EMPLOYEE BENEFIT PLANS

401 (k) Plan

     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution that does not exceed 2.5% of such participant's compensation for the plan year.

Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $439, $391 and $323 in 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

     The Company maintains an employee stock purchase plan that allows eligible employees to acquire shares of the Company's common stock in the open market without incurring brokerage or transaction fees. Under the plan, eligible employees make payroll deductions that are used to purchase shares of the Company's common stock. The shares are purchased by the fifth business day of the month following the month when the deductions were withheld. The shares are purchased at the prevailing market price of the stock at the time of purchase.

Deferred Compensation Arrangements

     The Company has entered into agreements with certain of its officers that allow the officers to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years.

     For certain officers, the deferred compensation arrangements provide that when the salary increase or bonus compensation is earned and deferred, shares of the Company's common stock issuable under the 1993 Stock Incentive Plan are deemed set aside for the amount deferred. The number of shares deemed set aside is determined by dividing the amount of compensation deferred by the fair value of the Company's common stock on the deferral date, as defined in the arrangements. The shares set aside are deemed to receive dividends equivalent to those paid on the Company's common stock, which are then deemed to be reinvested in the Company's common stock in accordance with the Company's dividend reinvestment plan. When an arrangement terminates, the Company will issue shares of the Company's common stock to the officer equivalent to the number of shares deemed to have accumulated under the officer's arrangement. At December 31, 2002 and 2001, respectively, there were 80,532 and 65,200 shares that were deemed set aside in accordance with these arrangements.

     For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 7.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2002 and 2001, respectively, the Company had notes payable, including accrued interest, of $319 and $168 related to these arrangements.

NOTE 20.  DIVIDENDS

     On October 29, 2002, the Company declared a cash dividend of $0.655 per share for the quarter ended December 31, 2002. The dividend was paid on January 15, 2003, to shareholders of record as of December 27, 2002. The total dividend of $19,517 is included in accounts payable and accrued liabilities at December 31, 2002.

     On January 15, 2002, the Operating Partnership paid a distribution of $17,336 to the Operating Partnership's limited partners. This distribution represented a distribution of $0.655 per unit for each common unit and $0.726 per unit for each special common unit in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2002.

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                                    Year Ended December 31,
                                           --------------------------------------------
                                              2002              2001             2000
                                           --------------------------------------------
Dividends declared per common
share                                      $   2.32           $   2.13        $   2.04
Allocations:
    Ordinary income                           98.83%             95.63%          92.16%
    Capital gains 20% rate                     0.00%              0.13%           3.80%
    Capital gains 25% rate                     1.17%              4.24%           4.04%
    Return of capital                          0.00%              0.00%           0.00%
                                           --------------------------------------------
Total                                        100.00%            100.00%         100.00%
                                           ============================================

NOTE 21.  QUARTERLY INFORMATION (UNAUDITED)

     The following quarterly information differs from previously reported results since the results of operations of long-lived assets disposed of subsequent to each quarter end in 2002 have been reclassified to discontinued operations for all periods presented. Additionally, total revenues differs from previously reported amounts due to a reclassification made to conform to the fourth quarter and year-end presentations.

                                                First         Second         Third         Fourth
2002                                           Quarter        Quarter       Quarter       Quarter      Total (1)
                                              ---------      ---------     ---------     ---------     ---------
Total revenues                                $145,108       $148,146      $147,543      $158,297      $599,094
Income from operations                          33,899         35,549        33,120        41,527       144,095
Income before discontinued operations
    and extraordinary items                     19,286         21,803        20,984        25,487        87,560
Discontinued operations                          1,679            358           388        (1,149)        1,276
Extraordinary items                             (1,965)        (1,240)         (210)         (511)       (3,926)
Net income available to common
shareholders                                    17,383         18,910        17,467        20,227        73,987
Basic income before discontinued
operations
    and extraordinary items per share           $ 0.67         $ 0.68        $ 0.58        $ 0.74        $ 2.67
Diluted income before discontinued
    operations and extraordinary items
    per share                                   $ 0.65         $ 0.66        $ 0.57        $ 0.71        $ 2.59
Basic net income available to common
    shareholders per share                      $ 0.66         $ 0.65        $ 0.59        $ 0.68        $ 2.58
Diluted net income available to common
    shareholders per share                      $ 0.64         $ 0.63        $ 0.57        $ 0.66        $ 2.50

                                                First        Second         Third         Fourth
2001                                           Quarter        Quarter       Quarter       Quarter      Total (1)
                                              ---------      ---------     ---------     ---------     ---------
Total revenues                                $122,215       $135,730      $139,983      $151,061      $548,989
Income from operations                          23,531         24,965        26,325        31,005       105,826
Income before discontinued operations
    and extraordinary items                     16,591         14,769        20,955        19,990        72,305
Discontinued operations                            206            675           525           755         2,161
Extraordinary items                                 --         (1,702)      (11,621)         (235)      (13,558)
Net income available to common
shareholders                                    15,182         12,125         8,242        18,891        54,440
Basic income before discontinued
operations
    and extraordinary items per share           $ 0.60         $ 0.52        $ 0.76        $ 0.72        $ 2.60
Diluted income before discontinued
    operations and extraordinary items
    per share                                   $ 0.59         $ 0.51        $ 0.74        $ 0.70        $ 2.54
Basic net income available to common
    shareholders per share                      $ 0.60         $ 0.48        $ 0.32        $ 0.74        $ 2.14
Diluted net income available to common
    shareholders per share                      $ 0.60         $ 0.47        $ 0.32        $ 0.72        $ 2.11

     (1) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

                        CBL & Associates Properties, Inc.
          Schedule II Valuation and Qualifying Accounts (in thousands)

                                                                 Year Ended December 31,
                                                  -----------------------------------------------------
                                                        2002              2001              2000
                                                  -----------------------------------------------------
Allowance for doubtful accounts:
 Balance Of Allowance At Beginning Of Year            $   2,865          $   1,854         $  1,854
 Provision For Credit Losses                              1,846              5,947            1,380
 Bad Debt Charged Against Allowance                      (1,850)            (4,936)          (1,380)
                                                  -----------------------------------------------------
 Balance of Allowance At End Of Year                  $   2,861          $   2,865         $  1,854
                                                  =====================================================

                                                                   SCHEDULE III

                               CBL & ASSOCIATES PROPERTIES, INC.
                        REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                       December 31, 2002
                                    (Dollars in Thousands)

                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------
MALLS
Arbor Place           $80,951    $7,637  $95,330           $10,888      ----     $7,637 $106,218  $113,855    $14,209    1998-1999
  Douglasville, GA
Asheville Mall         70,334     7,139   58,747            27,469       805      6,334   86,216    92,550      8,933      1998
  Asheville, NC
Bonita Lakes Mall      27,804     4,924   31,933             4,927      ----      4,924   36,860    41,784      7,537      1997
  Meridian, MS
Brookfield Square      73,517     8,646   78,703               858      ----      8,646   79,561    88,207      3,882      2001
  Brookfield, WI
Burnsville Center      72,097    12,804   69,167            21,958      ----     12,804   91,125   103,929     10,503      1998
  Burnsville,  MN
Cary Towne Center      89,300    23,688   74,432             7,402      ----     23,688   81,834   105,522      3,805      2001
  Cary, NC
Cherryvale Mall        46,954    11,892   63,973             1,379      $284     11,608   65,352    76,960      3,137      2001
  Rockford, IL
Citadel Mall           32,549    11,443   44,008               568      ----     11,443   44,576    56,019      2,178      2001
  Charleston, SC
College Square         13,164     2,954   17,787             9,931        27      2,927   27,718    30,645      8,674    1987-1988
  Morristown, TN
Columbia Place         34,663     9,645   52,348              ----      ----      9,645   52,348    61,993      1,877      2002
  Columbia, SC
Coolsprings Galleria   61,887    13,527   86,755            24,129      ----     13,527  110,884   124,411     31,221    1989-1991
  Nashville, TN
East Towne Mall        28,509     4,496   63,867              ----      ----      4,496   63,867    68,363      2,791      2002
  Madison, WI


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Eastgate Mall          41,625    13,046   44,949             1,050      ----     13,046   45,999    59,045      2,257      2001
  Cincinnati, OH
Fashion Square         61,979    15,218   64,971             4,281      ----     15,218   69,252    84,470      3,270      2001
  Saginaw, MI
Fayette Mall           96,569    20,707   84,267               210      ----     20,707   84,477   105,184      4,165      2001
  Lexington, KY
Frontier Mall            ----     2,681   15,858             9,639      ----      2,681   25,497    28,178      9,788    1984-1985
  Cheyenne, WY
Foothills Mall         26,478     4,536   14,901             5,906      ----      4,536   20,807    25,343      6,347      1996
  Maryville, TN
Georgia Square  (E)      ----     2,982   31,071            10,388        23      2,959   41,459    44,418     14,937      1982
  Athens, GA
Hamilton  Place        67,162     2,880   42,211            15,859       441      2,439   58,070    60,509     18,456    1986-1987
  Chattanooga, TN
Hanes Mall            113,990    17,176  133,376            19,817     (819)     17,995  153,193   171,188      6,517      2001
  Winston-Salem, NC
Hickory Hollow Mall    91,025    13,813  111,431            14,295      ----     13,813  125,726   139,539     13,279      1998
  Nashville,  TN
JCP  (E)                 ----      ----    2,650              ----      ----       ----    2,650     2,650      1,215      1983
  Maryville, TN
Janesville Mall        14,890     8,074   26,009               869      ----      8,074   26,878    34,952      3,357      1998
  Janesville,  WI
Jefferson Mall         45,094    13,125   40,234               781      ----     13,125   41,015    54,140      2,040      2001
  Louisville, KY
The Lakes Mall           ----     3,328   42,366             2,882      ----      3,328   45,248    48,576      2,666    2000-2001
  Muskegon, MI


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Lakeshore Mall (E)       ----     1,443   28,819             3,887       169      1,274   32,706    33,980      8,468    1991-1992
  Sebring, FL
Madison Square  (E)      ----    17,596   39,186             1,721      ----     17,596   40,907    58,503      1,945      1984
  Huntsville, AL
Meridian Mall         109,017       529  103,678            49,661   (1,703)      2,232  153,339   155,571     13,976      1998
  Lansing,  MI
Midland Mall           35,000    10,321   29,429               358      ----     10,321   29,787    40,108      1,422      2001
  Midland, MI
Northwoods Mall        64,562    14,867   49,647               770      ----     14,867   50,417    65,284      2,443      2001
  Charleston, SC
Oak Hollow Mall        47,257     4,344   52,904             2,614      ----      4,344   55,518    59,862     12,431    1994-1995
  High Point, NC
Old Hickory Mall       35,757    15,527   29,413               121      ----     15,527   29,534    45,061      1,423      2001
  Jackson, TN
Panama City Mall       40,530             37,454              ----      ----      9,017   37,454    46,471        553      2002
  Panama City, FL
Parkdale Mall          45,000    20,723   47,390             2,332      ----     20,723   49,722    70,445      2,358      2001
  Beaumont, TX
Pemberton Square (E)     ----     1,191   14,305             1,519       947        244   15,824    16,068      6,093      1986
  Vicksburg, MS
Post Oak Mall (E)        ----     3,936   48,948           (7,498)       327      3,609   41,450    45,059     10,686    1984-1985
  College Station, TX
Randolph Mall          15,594     4,547   13,927               530      ----      4,547   14,457    19,004        678      2001
  Asheboro, NC
Regency Mall           35,360     3,384   36,839             1,107      ----      3,384   37,946    41,330      1,833      2001
  Racine, WI


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Richland Mall           9,500             34,793              ----      ----      9,342   34,793    44,135        589      2002
  Waco, TX
Rivergate Mall         73,566    17,896   86,767            13,127      ----     17,896   99,894   117,790     11,622      1998
  Nashville,  TN
Springdale Mall          ----    19,538    6,676            24,641      ----     19,538   31,317    50,855      2,094      1997
  Mobile, AL
Stroud Mall            32,060    14,711   23,936             7,413      ----     14,711   31,349    46,060      3,210      1998
  Stroudsburg,  PA
St. Clair Square       70,371    11,027   75,620             5,802      ----     11,027   81,422    92,449     12,635      1996
  Fairview Heights, IL
Towne Mall               ----     3,101   17,033               586      ----      3,101   17,619    20,720        857      2001
  Franklin, OH
Turtle Creek Mall      31,722     2,345   26,418             5,686      ----      3,535   32,104    35,639      9,808    1993-1995
  Hattiesburg, MS
Twin Peaks  (E)          ----     1,874   22,022            16,395        46      1,828   38,417    40,245     14,444      1984
  Longmont,CO
Walnut Square (E)         576        50   15,138             5,193      ----         50   20,331    20,381      9,035    1984-1985
  Dalton,GA
Wausau Center          13,935     5,231   24,705             5,484     5,231       ----   30,189    30,189      1,478      2001
  Wausau, WI
West Towne Mall        44,076     9,545   83,084              ----      ----      9,545   83,084    92,629      3,920      2002
  Madison, WI
Westgate Mall          56,019     2,149   23,257            42,510       407      1,742   65,767    67,509     13,137      1995
  Spartanburg, SC
Westmoreland Mall        ----     4,625   84,304              ----      ----      4,625   84,304    88,929       ----      2002
  Greensburg, PA


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

York Galleria          51,282     5,757   63,316             1,944      ----      5,757   65,260    71,017      5,951      1995
  York, PA
    ASSOCIATED CENTERS
Bonita Crossing         8,712       794    4,786             7,269      ----        794   12,055    12,849      1,520      1997
  Meridian, MS
Coolsprings Xing  (E)    ----     2,803   14,985             1,057      ----      3,554   16,042    19,596      4,575    1991-1993
  Nashville, TN
Courtyard at Hickory
Hollow                  4,238     3,314    2,771               129      ----      3,314    2,900     6,214        319      1998
  Nashville,  TN
Eastgate Crossing      10,581       707    2,424                13      ----        707    2,437     3,144        116      2001
  Cincinnati, OH
Foothills Plaza  (E)     ----       132    2,132               511      ----        148    2,643     2,791      1,216    1984-1988
  Maryville, TN
Foothills Plaza Expans   ----       137    1,960               237      ----        141    2,197     2,338        737    1984-1988
  Maryville, TN
Frontier Square          ----       346      684               187        86        260      871     1,131        325      1985
  Cheyenne, WY
General Cinema           ----       100    1,082               177      ----        100    1,259     1,359        650      1984
  Athens, GA
Hamilton Corner         2,709       960    3,670               779       226        734    4,449     5,183      1,453    1986-1987
  Chattanooga, TN
Hamilton Crossing        ----     4,014    5,906               499     1,370      2,644    6,405     9,049      2,233      1987
  Chattanooga, TN
Hamilton Place Outparc   ----       322      408                63      ----        322      471       793         55      1998
  Chattanooga, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

The Landing at Arbor P  9,138     4,993   14,330               556      ----      4,993   14,886    19,879      1,719    1998-1999
  Douglasville, GA
Madison Plaza            ----       473    2,888             1,023      ----        473    3,911     4,384      1,351      1984
  Huntsville, AL
Parkdale Crossing        ----     2,994    7,408              ----      ----      2,994    7,408    10,402
  Beaumont, TX
The Terrace              ----     4,166    9,929                 4      ----      4,166    9,933    14,099      1,433      1997
  Chattanooga, TN
Village at Rivergate    3,475     2,641    2,808               711      ----      2,641    3,519     6,160        372      1998
  Nashville,  TN
West Towne Crossing      ----     1,151    2,955              ----      ----      1,151    2,955     4,106        104      1998
  Madison, WI
Westgate Crossing       9,738     1,082    3,422             6,392      ----      1,082    9,814    10,896      1,896      1997
  Spartanburg, SC
Westmoreland South       ----     2,898   21,167              ----      ----      2,898   21,167    24,065       ----      2002
  Greensburg, PA
    COMMUNITY CENTERS
Anderson Plaza (E)       ----       198    1,315             1,558      ----        198    2,873     3,071        902      1983
  Greenwood, SC
Bartow Plaza             ----       224    2,009               225      ----        224    2,234     2,458        733      1989
  Bartow, FL
Beach Xing               ----       725    1,749               146       102        623    1,895     2,518        690      1984
  Myrtle Beach, SC
BJ's Wholesale          2,775       170    4,735                13      ----        170    4,748     4,918      1,343      1991
  Portland, ME
Briarcliff Sq            ----       299    1,936                64        32        267    2,000     2,267        669      1989
  Oak Ridge, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Buena Vista Plaza        ----       980    1,943             (578)       376        754    1,365     2,119        331    1988-1989
  Columbus, GA
Bullock Plaza            ----        98    1,493               101      ----         98    1,594     1,692        625      1986
  Statesboro, GA
CBL Center             14,943       140   24,675              ----      ----        140   24,675    24,815      1,181      2001
  Chattanooga, TN
Capital Crossing         ----     1,908      756             1,628      ----      2,544    2,384     4,928        411      1995
  Raleigh, NC
Cedar Bluff               886       412    2,128               908      ----        412    3,036     3,448      1,168      1987
  Knoxville, TN
Cedar Springs Crossing   ----       206    1,845               155      ----        206    2,000     2,206        688      1988
  Cedar Springs, MI
Chester Plaza            ----       165      720              ----      ----        165      720       885         96      1997
  Chester,  VA
Chestnut Hills  (E)      ----       600    1,775               369      ----        600    2,144     2,744        558      1992
  Murray, KY
Coastal Way              ----     3,356    9,335             2,637      ----      3,356   11,972    15,328        648      ????
  Spring Hill, FL
Colleton Square          ----       190    1,349                43        34        156    1,392     1,548        553      1986
  Walterboro, SC
Collins Park Commons     ----        25    1,858                22      ----         25    1,880     1,905        628      1989
  Plant City, FL
Conway Plaza             ----       110    1,071               926       110       ----    1,997     1,997        766      1984
  Conway, SC
Cortlandt Towne Center 49,909    17,010   80,809             2,788     1,898     15,112   83,597    98,709     10,725      1996
  Cortlandt, NY


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Cosby Station            ----       999    4,516               644      ----        999    5,160     6,159      1,139    1993-1994
  Douglasville, GA
County Park Plaza (E)    ----       196    1,500               435        56        140    1,935     2,075        706      1980
  Scottsboro, AL
Devonshire Place (E)     ----       371    3,449             2,357      ----        520    5,806     6,326        997    1995-1996
  Cary, NC
E Ridge Xing (E)         ----       832    2,494             1,608       101        731    4,102     4,833      1,196      1988
  East Ridge, TN
Eastowne Xing (E)        ----       867    2,765             1,934        81        786    4,699     5,485      1,519      1989
  Knoxville, TN
Fifty Eight Xing (E)     ----       839    2,360                33        96        743    2,393     3,136        848      1988
  Chattanooga, TN
Garden City Plaza  (E)   ----     1,056    2,569             1,021       476        580    3,590     4,170      1,467      1984
  Garden City, KS
Greenport Towne Center  3,829       659    6,161             (217)      ----        659    5,944     6,603      1,299    1993-1994
  Hudson, NY
Gunbarrel Pointe         ----     4,170   10,874               227      ----      4,170   11,101    15,271        649      2000
  Chattanooga, TN
Hampton Plaza            ----       973    2,689                66         8        965    2,755     3,720        843    1989-1990
  Tampa, FL
Henderson Square        5,717       429    8,074               445       188        241    8,519     8,760      1,658    1994-1995
  Henderson, NC
Jasper Square  (E)       ----       235    1,423             1,727      ----        235    3,150     3,385      1,102      1986
  Jasper, AL
Keystone                 ----       938    2,216                97       113        825    2,313     3,138        888      1989
  Tampa, FL


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Kingston Overlook (E)    ----     1,693    5,664             1,576      ----      2,105    7,240     9,345      1,090      1996
  Knoxville, TN
Lady's Island  (E)       ----       300    2,323               357         8        292    2,680     2,972        683      1992
  Beaufort, SC
Lionshead Village (E)    ----     3,674    4,153             3,154      ----      3,674    7,307    10,981        722      1998
  Nashville,  TN
Longview Xing            ----      ----    1,308               446      ----       ----    1,754     1,754        497      1988
  Longview, NC
Lunenburg Crossing       ----     1,019    2,308               (9)      ----      1,019    2,299     3,318        471    1993-1994
  Lunenburg, MA
Marketplace at Flower
Mound                    ----     2,269    8,820               396      ----      2,269    9,216    11,485        687      ????
  Flowermound, TX
North Haven Crossing    5,464     3,229    8,061                66      ----      3,229    8,127    11,356      1,937    1992-1993
  North Haven, CT
Northcreek Plaza         ----        97    1,201                51      ----         97    1,253     1,350        334      1983
  Greenwood, SC
Northridge Plaza (E)     ----     1,087    2,970             3,591      ----      1,244    6,561     7,805      2,068      1984
  Hilton Head, SC
Northwoods Plaza        1,055       496    1,403               106      ----        496    1,509     2,005        408      1995
  Albemarle, NC
Oaks Crossing            ----       571    2,885           (1,491)      ----        655    1,394     2,049        487      1988
  Otsego, MI
Orange Plaza             ----       395    2,111               120      ----        395    2,231     2,626        587      1992
  Roanoke, VA
Perimeter Place         1,087       764    2,049               287      ----        770    2,336     3,106        956      1985
  Chattanooga, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Rawlinson  Place         ----       279    1,573                87      ----        292    1,660     1,952        641      1987
  Rock Hill, SC
Richland Office Plaza    ----       532      443              ----      ----        532      443       975          7      2002
  Waco, TX
Sattler Square  (E)      ----       792    4,155             1,052        87        705    5,207     5,912      1,521    1988-1989
  Big Rapids, MI
Seacoast Shopping Cent   ----     1,374    4,164             2,730       179      1,195    6,894     8,089      1,897      1991
  Seabrook, NH
Shenandoah Crossing      ----       122    1,382                76         7        115    1,458     1,573        511      1988
  Roanoke, VA
Signal Hills Village     ----      ----      579               488      ----       ----    1,067     1,067        390    1983-1984
  Statesville, NC
Southgate Xing           ----      ----    1,002                13      ----       ----    1,015     1,015        405    1984-1985
  Bristol, TN
Springhurst Towne Cent 21,080     7,424   30,672             7,054      ----      7,463   37,726    45,189      4,844      1997
  Louisville, KY
Springs Crossing (E)     ----      ----    1,422               929      ----       ----    2,351     2,351        813      1987
  Hickory, NC
Statesboro Square (E)    ----       237    1,643               169        10        227    1,812     2,039        747      1986
  Statesboro, GA
Stone East Plaza  (E)    ----       266    1,635               321        49        217    1,956     2,173        836      1987
  Kingsport, TN
Strawbridge MK Place     ----     1,969    2,492              ----      ----      1,969    2,492     4,461        374      1997
  Strawbridge, VA
Suburban Plaza          8,121     3,223    3,796             3,322      ----      3,223    7,118    10,341      1,687      1995
  Knoxville, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Uvalde Plaza              527       574    1,506                56       255        319    1,562     1,881        592      1987
  Uvalde, TX
Valley Commons           ----       342    1,819               639      ----        342    2,458     2,800        905      1988
  Salem, VA
Valley Crossing  (E)     ----     2,390    6,471             5,222        37      3,034   11,693    14,727      3,390      1988
  Hickory, NC
Village at Wexford       ----       555    3,009               201      ----        501    3,210     3,711      1,048    1989-1990
  Cadillac, MI
Village Square           ----       750    3,591             (233)      ----        142    3,358     3,500      1,172    1989-1990
  Houghton Lake, MI
Willow Springs          3,492     2,917    6,107             5,017      ----      2,917   11,124    14,041      2,545      1991
  Nashua, NH
34th St Xing             ----     1,102    2,743               149        79      1,023    2,892     3,915        965      1989
  St. Petersburg, FL
        DISPOSALS
Chesterfield Crossing    ----     1,580   11,243          (11,243)     1,391        189     ----       189       ----      2001
  Richmond, VA
Girvin Plaza             ----       898    1,998           (2,700)       196       ----     ----      ----       ----    1989-1990
  Jacksonville, FL
LaGrange Commons         ----       835    5,765           (6,600)      ----       ----     ----      ----       ----    1995-1996
  LaGrange, NY
Massard Crossing         ----       843    5,726           (6,569)      ----       ----     ----      ----       ----      1997
  Fort Smith, AR
Park Place               ----      ----    3,590           (3,820)      ----       ----     ----      ----       ----      1984
  Chattanooga, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings        Costs                        Buildings              Accumu-   Date of
                        (B)                 and         Capitalized    Sales of            and                 lated     Const-
                      Encumbr-            Improv-      Subsequent to  Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments        Acquisition    Land       Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- --------  ----------   -------------- ---------- ------- --------- --------    -------- ------------

Pemberton Plaza          ----      ----      662             (662)      ----       ----     ----      ----       ----      1986
  Vicksburg, MS
Rhett @ Remount          ----        67    1,877           (1,944)      ----       ----     ----      ----       ----      1992
  Charleston, SC
Salem Crossing           ----     2,385    7,094           (9,479)      ----       ----     ----      ----       ----      1997
  Virginia Beach, VA
Willowbrook Plaza        ----     4,543   40,356          (44,899)      ----       ----     ----      ----       ----      2001
  Houston,  TX
          OTHER
High Point, NC - Land    ----      ----     ----             2,764      ----        893    1,871     2,764        621      ----
Developments in
  Progress Consisting
  of Construction
  and Development
  Properties (F)       232,878     2,949     ----           (2,471)      ----     13,533      478    14,011        772      ----
                      -------------------------------------------------------------------------------------------------------------
         TOTALS     $2,402,079           $3,012,429                   $13,836           $3,394,786            $376,732
         TOTALS                 $560,567                  $370,697              $570,818          $3,965,605
                      =============================================================================================================

     (A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
     (B) Encumbrances represent the mortgage notes payable balance at December 31, 2002.
     (C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $3.39 billion.
     (D) Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.
     (E) Property is pledged as collateral on the secured lines of credit used for development properties.
     (F)  Includes non-property mortgages and credit line mortgages.

                        CBL & ASSOCIATES PROPERTIES, INC.

                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION


     The changes in real estate assets and accumulated depreciation for the years ending December 31, 2002, 2001, and 2000 is set forth below: (in thousands).

                                                                        Year Ended December,
                                                ------------------------------------------------------------------------
                                                              2002                     2001                     2000
                                                ------------------------------------------------------------------------
REAL ESTATE ASSETS:
        Balance at beginning of period                     $3,548,562               $2,311,660               $2,184,102
        Additions during the period:
             Additions and improvements                      $351,357                 $137,949                 $173,916
             Acquisitions of property                        $253,126               $1,179,758                   11,089
        Deductions during the period:
             Cost of sales                                  ($106,484)                ($78,774)                ($57,320)
             Write off of development
                projects                                        ($236)                 ($2,031)                   ($127)
                                                ------------------------------------------------------------------------
         Balance at end of period                          $4,046,324               $3,548,562               $2,311,660
                                                ========================================================================

ACCUMULATED DEPRECIATION:
        Balance at beginning of period                       $346,940                 $271,046                 $223,548
        Depreciation expense                                  $93,316                  $85,142                  $53,691
        Acquisition of additional interests
          in real estate assets                                 7,721                       --                       --
        Real estate assets sold or retired                    (13,137)                 ($9,248)                 ($6,193)
                                                ------------------------------------------------------------------------
         Balance at end of period                            $434,840                 $346,940                 $271,046
                                                ========================================================================

                                                                    SCHEDULE IV


                                        CBL & ASSOCIATES PROPERTIES, INC.
                                          MORTGAGE LOANS ON REAL ESTATE
                                               AT DECEMBER 31, 2002
                                                  (In thousands)

                                                                                                           Principal
                                                                                                           Amount Of
                                                                                                            Mortgage
                                                                                                           Subject To
                                     Final     Monthly      Balloon                            Carrying    Delinquent
     Name Of            Interest    Maturity   Payment     Payment At    Prior    Face Amount  Amount Of  Principal Or
  Center/Location         Rate        Date    Amount(1)     Maturity     Liens    Of Mortgage  Mortgage     Interest
  ---------------       --------   ---------  ---------    ----------  ---------  -----------  ---------- ------------
  Bi-Lo South              9.50%   Aug-06     $      22    $      -        None   $    821     $   821      $    -
     Clevland, TN
  Chesterfield Crossing    0.00%   Jun-03             -         650        None        650         650           -
     Richmnd, VA
  Gaston Square            7.50%   Jun-19            16           -        None      1,756       1,756           -
     Gastonia, NC
  Girvin Plaza             8.00%   Feb-04            19       2,800        None      2,800       2,800           -
     Jacksonville, FL
  Inlet Crossing           7.50%   Jun-19            24           -        None      2,689       2,689           -
    Myrtle Beach, SC
  Olde Brainerd Centre     9.50%   Dec-03             4          14        None         14          14           -
    Chattanooga, TN
  Park Place               2.30%   Apr-07            17           -        None      3,118       3,118           -
     Chattanooga, TN
  Park Village             8.25%   Jan-11             7           -        None        464         464           -
    Lakeland, FL
  Rhett at Remount         8.25%   Mar-03             7       1,960        None      1,960       1,960           -
     Charleston, SC
  Signal Hills Plaza       7.50%   Jun-19             5           -         Yes        606         606           -
    Statesville, NC
  Soddy Daisy Plaza        9.50%   Dec-03             4           -        None         45          45           -
    Soddy Daisy, TN
  University Crossing      8.75%   Feb-03             7           -        None        497         497           -
    Pubelo, CO
  Other                 3.4%-9.5%  02/01-            13       7,269                  7,654       7,654
                                   Sep-03     ---------    ----------             ----------- ----------- ------------
                                              $     145    $ 12,693               $ 23,074    $ 23,074       $    -
                                              =========    ==========             =========== =========== ============

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.

(2)  The  aggregate   carrying   value  for  federal   income  tax  purposes was
     $23,074 at December 31, 2002.

     The changes in mortgage notes receivable for the years ending December 31, 2002, 2001, and 2000 is set forth below: (in thousands).

                                         Year Ended December 31,
                            --------------------------------------------
                               2002              2001              2000
                           ---------         ---------         ---------
 Beginning balance         $ 10,634          $   8,756         $   9,385
   Additions                 14,578              2,874               825
   Payments                  (2,138)              (996)           (1,454)
                           ---------         ---------         ---------
 Ending balance            $ 23,074          $  10,634         $   8,756
                           =========         =========         =========

                                                                   Exhibit 4.6

                            ACKNOWLEDGEMENT REGARDING

                        ISSUANCE OF PARTNERSHIP INTERESTS

                     AND ASSUMPTION OF PARTNERSHIP AGREEMENT


     FOR VALUABLE CONSIDERATION, the receipt and sufficiency of which are hereby acknowledged, the undersigned partnership, CBL & ASSOCIATES LIMITED PARTNERSHIP, a Delaware limited partnership having an address of CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee 37421 (the "Partnership"), does hereby acknowledge that there has been acquired by and issued to PANAMA CITY ASSOCIATES, L.L.C., a Michigan limited liability company having an address of 2690 Crooks Road, Suite 400, Troy, Michigan 48084 ("Contributor"), the partnership interests (collectively, the "Interests") containing the terms and characteristics and as described on Schedule A, attached hereto and made a part hereof, being interests as a limited partner in and of the Partnership on the books of the Partnership, together with any and all right, title and interest in any property, both real and personal, to which the Interests relate and any other rights, privileges and benefits appertaining thereto. The Partnership and Contributor acknowledge that the issuance of the Interests to Contributor (i) is in consideration for Contributor's contribution of certain assets to the capital of the Partnership as set forth in that certain Contribution Agreement between Contributor and the Partnership dated May 9, 2002 (the "Contribution
Agreement"), and (ii) is being made in accordance with, and subject to the parties' respective representations and warranties contained in the Contribution Agreement.

     Contributor further acknowledges by execution hereof that the issuance of the Interests to, and the acquisition and ownership of the Interests by, Contributor is subject to all of the terms and conditions of the Second Amended and Restated Agreement of Limited Partnership of the Partnership, dated June 30, 1998, as amended by a First Amendment, dated January 31, 2001 (appearing as Schedule B attached hereto), and as may be amended from time to time pursuant to the provisions of such Amended and Restated Agreement (the "OP Agreement"), and

Contributor, by execution of this Acknowledgement, agrees to abide by and be bound by all of the terms and conditions of the OP Agreement as a limited partner and holder of Common Units of the Partnership.

     IN WITNESS WHEREOF, the Partnership and Contributor have executed this Acknowledgement as of the 31st day of May, 2002.

                        PARTNERSHIP:

                  CBL & ASSOCIATES LIMITED PARTNERSHIP
                  By CBL Holdings I, Inc., its general partner


                  By:       /s/ John N. Foy
                         -------------------------

                  Name:        John N. Foy
                         -------------------------

                  Title:      Vice Chairman
                         -------------------------

                               ACCEPTANCE

     The Contributor hereby acknowledges its acceptance of the Interests and agrees to be bound by and subject at all times to all of the terms and conditions of the OP Agreement, which Agreement is incorporated herein by reference, as a limited partner and holder of Common Units of the Partnership.

     DATED as of the 31st day of May, 2002.


                  CONTRIBUTOR:

                         PANAMA CITY ASSOCIATES, L.L.C.
                         By Panama Associates Management, Inc., its managing member

                         By:                  /s/ Robert B. Aiken
                                           -------------------------

                         Name:                Robert B. Aiken
                                           -------------------------

                         Title:             Chief Executive Officer
                                           -------------------------

                                   SCHEDULE A

                          Description of the Interests

     One Hundred and Eighteen Thousand Six Hundred and Ninety-Five (118,695) Common Units as are described more fully in, and are subject to the provisions of the OP Agreement as same may be amended from time to time.

     Notwithstanding anything to the contrary contained in the OP Agreement, until the earlier to occur of (i) the tenth anniversary of the closing hereunder, or (ii) the cash distributions by the Partnership on account of its Common Units during any consecutive four calendar quarters is equal to or greater than $3.375 per Common Unit (each a "Termination Event"), if the quarterly distribution by the Partnership on account of its Common Units is less than $.84375 per Common Unit (the "Basic Distribution"), then the Partnership shall, to the extent of its available cash flow and after distributions on account of any preferred and senior securities of the Partnership and after distributions to the Series J Special Common Units but prior to any distributions to the Common Units, make a special distribution on account of the Common Units held by Contributor equal to the difference between the amount of the Basic Distribution and the amount distributed on account of all Common Units (the "Special Distribution"), provided however, that the amount of a Special Distribution shall never exceed $.28875 per Common Unit in any calendar quarter. Each Special Distribution shall be paid in conjunction with the payment of regular quarterly distributions on account of the Common Units. The foregoing amounts shall be adjusted to reflect any splits, reverse splits, distributions of Common Units or similar adjustments to the amount of the Partnership's outstanding Common Units and, prior to any Termination Event, the Common Units being received by Contributor as described herein shall be treated no differently (except for the provisions set forth above as to distributions and any special tax allocations described herein and in the Contribution Agreement as applicable to the Contributor's Common Units) than any other Common Unit (other than the Series J Special Common Units) that may exist on the date of this instrument.

     Certain Income Allocations. Contributor and the Partnership agree that the Partnership shall allocate taxable income to Contributor in each fiscal year in an amount equivalent to the cash distributions made to Contributor in respect of its Partnership Interests during such fiscal year of the Partnership (i.e., "income to follow cash"). Contributor and the Partnership also agree that except for the allocations of the 704(c) Tax Items referenced in Paragraph 18.1.1(b) of the Contribution Agreement, the impact of the Code Section 754 election referenced in Paragraph 18.1.3 of the Contribution Agreement and the income allocations referenced herein and as modified by the next-following sentence, the Partnership Interests of Contributor shall be treated, for all other purposes of allocations of income, gain, loss, deduction or credit, in the same manner as the other Common Units of the Partnership as "Common Units" are defined in OP Agreement. Notwithstanding the preceding sentence but except for the allocations of the 704(c) Tax Items referenced in Paragraph 18.1.1(b) of the Contribution Agreement and the impact of the Code Section 754 election referenced in Paragraph 18.1.3 of the Contribution Agreement, Contributor shall be allocated income and/or gain for a fiscal year of the Partnership in excess of the cash distributions that Contributor has received from the Partnership for such fiscal year if and only if (i) all other Common Unit holders of the Partnership have received an income and/or gain allocation equivalent to the cash distributions that such other Common Unit holders received from the Partnership for such fiscal year, and (ii) such allocation of income and/or gain to Contributor is in an amount equivalent to Contributor's pro rata portion, based on Contributor's Partnership Interest, of the aggregate of the income and/or gain remaining after the other Common Unit holders have been allocated income and/or gain in an amount equivalent to the cash distributions that they received for such fiscal year.

          By way of illustration only, the Partnership's dividend for a fiscal year is $2.50/Unit and Contributor has received $3.375/unit on its Partnership Interest but the additional income, after allocation of $3.375/unit to the Contributor, to be allocated to all Common Unit holders is $2.60/Unit. For such fiscal year, Contributor shall be allocated income equivalent to $3.375/Unit, the other Common Unit holders shall be allocated income equivalent to $2.50/unit and the balance of the income ($.10/unit) to be allocated shall then be allocated to all Common Unit holders (including Contributor) on a pro rata or per unit basis.

     Concurrently with, or promptly following, the closing hereunder, the Partnership shall cause the OP Agreement to be amended to reflect the arrangements hereunder.

                                   SCHEDULE B

     Second Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership, a Delaware limited partnership, dated June 30, 1998, as amended by that First Amendment, dated January 31, 2001.

                                                                Exhibit 10.1.3
                                  SECOND
                                 AMENDMENT
                                    TO
                        SECOND AMENDED AND RESTATED
                     AGREEMENT OF LIMITED PARTNERSHIP
                                    OF
                   CBL & ASSOCIATES LIMITED PARTNERSHIP

             ------------------------------------------------

                       Dated as of February 15, 2002

             ------------------------------------------------


     THIS SECOND AMENDMENT TO SECOND AMENDED AND RESTATED AGREEMENT OF LIMITED PARTNERSHIP OF CBL & ASSOCIATES LIMITED PARTNERSHIP (this "Amendment") is hereby adopted by CBL Holdings, I, Inc., a Delaware corporation (the "General Partner"), as the general partner of CBL & Associates Limited Partnership, a Delaware limited partnership (the "Partnership"). For ease of reference, capitalized terms used herein and not otherwise defined have the meanings assigned to them in the Second Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership as amended by that certain First Amendment to the Second Amended and Restated Agreement of Limited Partnership of CBL & Associates Limited Partnership, dated January 31, 2001 (the "Agreement").

     WHEREAS, the Partnership is a party to that certain Interest Contribution and Option Agreement dated January 31, 2001, between the Partnership, JG Columbia LLC (the "Columbia Contributor"), and CBL/Columbia I, LLC ("CBL/Columbia") (the "Columbia ICOA"), pursuant to which the Columbia
Contributor granted to the Partnership options to require the Columbia Contributor to contribute its remaining partnership interests in Columbia Joint Venture, an Ohio general partnership which owns that certain regional mall located in Columbia, South Carolina, and known as Columbia Mall, said remaining partnership interests consisting of a thirty-one percent (31%) general partnership interest (the "Columbia Option Interest"), to the CBL/Columbia (as the "Designated Entity" defined in the ICOA), in return for Fifty Thousand Seven Hundred Sixty-Five (50,765) Series J Special Common Units of the Operating Partnership (the "SCUs") representing certain limited interests in the Partnership and cash in the amount of Two Hundred Seventy-Three Thousand Seven Hundred Eleven and 00/100 Dollars ($273,711.00);

     WHEREAS,  the  Partnership  also  is  a  party  to  that  certain  Interest
Contribution  and  Option   Agreement  dated  January  31,  2001,   between  the
Partnership, JVJ Madison Joint Venture (the "Madison Contributor"), and CBL/Madison I, LLC ("CBL/Madison") (the "Madison ICOA"), pursuant to which the Madison Contributor granted to the Partnership options to require the Madison Contributor to contribute its remaining partnership interests in Madison Joint Venture, an Ohio general partnership which owns that certain regional malls located in Madison, Wisconsin, and known as East Towne Mall and West Towne Mall, respectively, said remaining partnership interests consisting of a seventeen percent (17%) general partnership interest (the "Madison Option Interest"), to CBL/Madison (as the "Designated Entity" defined in the Madison ICOA), in return for Four Hundred Eleven Thousand Nine Hundred Twenty-one (411,921) SCUs representing certain limited interests in the Partnership and cash in the amount of One Hundred Forty-eight Thousand Three Hundred Seventy-seven and 00/100 Dollars ($148,377.00);

     WHEREAS, the Partnership is also a party to that certain Interest Contribution and Option Agreement dated January 31, 2001, between the Partnership, Paducah Development Company (the "Kentucky Oaks Contributor"), and CBL/Kentucky Oaks I, LLC (the "CBL/Kentucky Oaks") (the "Kentucky Oaks ICOA"), pursuant to which the Kentucky Oaks Contributor granted to the Partnership options to require the Kentucky Oaks Contributor to contribute its remaining partnership interests in Kentucky Oaks Mall Company, an Ohio general partnership which owns that certain regional mall located in Paducah, Kentucky, and known as Kentucky Oaks Mall, said remaining partnership interests consisting of a Two percent (2%) general partnership interest (the "Kentucky Oaks Option Interest"), to CBL/Kentucky Oaks (as the "Designated Entity" defined in the Kentucky Oaks
ICOA), in return for Thirty-seven Thousand Forty-four (37,044) SCUs representing certain limited interests in the Partnership;

     WHEREAS, Section 4.4(a) of the Agreement grants the General Partner authority to cause the Partnership to issue Partnership Units in the Partnership to any Person in one or more classes or series, with such designations, preferences and relative, participating, optional or other special rights, powers and duties as may be determined by the General Partner in its sole and absolute discretion so long as the issuance does not violate Section 9.3 of the Agreement; and

     WHEREAS, Sections 4.4(a) and 14.7(b) of the Agreement grant the General Partner power and authority to amend the Agreement without the consent of any of the Partnership's Limited Partners to evidence any action taken by the General Partner pursuant to Section 4.4(a); including, without limitation, to reflect the admission, substitution, termination, or withdrawal of Partners in accordance with the Agreement.

     NOW, THEREFORE, the General Partner hereby amends the Agreement by deleting Exhibit "A" thereto and substituting in lieu thereof, the attached Exhibit "A" setting forth the interest of each of the aforementioned Contributors as Limited Partners of the Partnership and further evidencing the admission of each Contributor as a limited partner of the Partnership.

     IN WITNESS WHEREOF, the General Partner has executed this Amendment as of the __15___ day of February, 2002.

                          CBL HOLDINGS I, INC,


                          By:      \s\  John N. Foy
                          Name:    John N. Foy
                          Title:   Vice Chairman

                                                               On Acquisition of
                                                                   Columbia Mall
                                                                       Interests

                                      EXHIBIT A
                     TO SECOND AMENDED AND RESTATED AGREEMENT OF
                       LIMITED PARTNERSHIP OF CBL & ASSOCIATES
                          LIMITED PARTNERSHIP AS AMENDED BY
                                  SECOND AMENDMENT
                                AS OF FEBRUARY 15,2002

-----------------------------------------------------------------------------------------------------------
                                                                 Percentage Interests  Share Equivalents
-----------------------------------------------------------------------------------------------------------
CBL HOLDINGS I, INC. - GEN P/NER                                  0.0186912983442            938,851
-----------------------------------------------------------------------------------------------------------
CBL HOLDINGS II, INC - LTD P/NER                                  0.4921987098916         24,722,801
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CBL & Associates, Inc.                                            0.1440956124661          7,237,823
-----------------------------------------------------------------------------------------------------------
CBL/Employees Partnership/Conway                                  0.0005406607592             27,157
-----------------------------------------------------------------------------------------------------------
College Station Associates                                        0.0045430448564            228,194
-----------------------------------------------------------------------------------------------------------
Foothills Plaza Partnership                                       0.0008619668795             43,296
-----------------------------------------------------------------------------------------------------------
Foy, John N.                                                      0.0037675423894            189,241
-----------------------------------------------------------------------------------------------------------
Girvin Road Partnership                                           0.0000673912502              3,385
-----------------------------------------------------------------------------------------------------------
Landress, Ben S.                                                  0.0011992998157             60,240
-----------------------------------------------------------------------------------------------------------
Lebovitz, Alan                                                    0.0016869832202             84,736
-----------------------------------------------------------------------------------------------------------
Lebovitz, Charles B.                                              0.0070258386770            352,903
-----------------------------------------------------------------------------------------------------------
Backer, Beth Lebovitz                                             0.0015591687632             78,316
-----------------------------------------------------------------------------------------------------------
Lebovitz, Michael I.                                              0.0022917506108            115,113
-----------------------------------------------------------------------------------------------------------
Lebovitz, Stephen D.                                              0.0047569046953            238,936
-----------------------------------------------------------------------------------------------------------
Trust U/W Moses Lebovitz fbo Charles B. Lebovitz                  0.0010113617304             50,800
-----------------------------------------------------------------------------------------------------------
Trust U/W Moses Lebovitz fbo Faye L. Peterken                     0.0010113617304             50,800
-----------------------------------------------------------------------------------------------------------
Mancuso, Mark D.                                                  0.0004808158526             24,151
-----------------------------------------------------------------------------------------------------------
Snyder, Eric P.                                                   0.0009643582484             48,439
-----------------------------------------------------------------------------------------------------------
Stephas, Augustus N.                                              0.0005508736039             27,670
-----------------------------------------------------------------------------------------------------------
Warehouse Partnership                                             0.0004684124193             23,528
-----------------------------------------------------------------------------------------------------------
Wiston, Jay                                                       0.0014787584902             74,277
-----------------------------------------------------------------------------------------------------------
Wolford, James L. "Bucky"                                         0.0091596532906            460,083
-----------------------------------------------------------------------------------------------------------
O'Connor Realty Investors II, LP                                  0.0012014897722             60,350
-----------------------------------------------------------------------------------------------------------
J.W. O'Connor and Co., Inc.                                       0.0001058744426              5,318
-----------------------------------------------------------------------------------------------------------
O'Connor and Associates, LP                                       0.0028556230129            143,436
-----------------------------------------------------------------------------------------------------------
Sheldon Perlick Marital Trust - Meridian                          0.0072615178141            364,741
-----------------------------------------------------------------------------------------------------------
Benjamin Family Partnership - Meridian                            0.0082988803008            416,847
-----------------------------------------------------------------------------------------------------------
Robert Samuels - Meridian                                         0.0082988803008            416,847
-----------------------------------------------------------------------------------------------------------
William Hicks - Meridian                                          0.0010166182580             51,064
-----------------------------------------------------------------------------------------------------------
Brian L. Hicks - Meridian                                         0.0010581067154             53,148
-----------------------------------------------------------------------------------------------------------
Benjamin Family Partnership - Janesville                          0.0014056935778             70,607
-----------------------------------------------------------------------------------------------------------
Robert T. Samuels - Janesville                                    0.0014056935778             70,607
-----------------------------------------------------------------------------------------------------------
Michael Montlack - Janesville                                     0.0015023702030             75,463
-----------------------------------------------------------------------------------------------------------
JCP Realty, Inc. - Janesville                                     0.0021146024064            106,215
-----------------------------------------------------------------------------------------------------------
Edgerton Properties - Janesville                                  0.0008458408362             42,486
-----------------------------------------------------------------------------------------------------------
Marshfield Properties - Janesville                                0.0002960423018             14,870
-----------------------------------------------------------------------------------------------------------
Greenbriar Properties - Janesville                                0.0002960423018             14,870
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                 Percentage Interests  Share Equivalents
-----------------------------------------------------------------------------------------------------------

Norwood Properties - Janesville                                   0.0002960423018             14,870
-----------------------------------------------------------------------------------------------------------
Meadowbrook Properties - Janesville                               0.0002960423018             14,870
-----------------------------------------------------------------------------------------------------------
Paul Bros. Blueberries, Inc.                                      0.0015870226082             79,715
-----------------------------------------------------------------------------------------------------------
Leonard M. Perlick Marital Trust                                  0.0050571271911            254,016
-----------------------------------------------------------------------------------------------------------
Perlick Holdings, LLC                                             0.0027230715504            136,778
-----------------------------------------------------------------------------------------------------------
CB Brookfield Square Mall LLC    (SCUs)                           0.0261735637738          1,314,680
-----------------------------------------------------------------------------------------------------------
CB Cary Towne Center LLC    (SCUs)                                0.0155082961109            778,971
-----------------------------------------------------------------------------------------------------------
CB Citadel Mall LLC    (SCUs)                                     0.0010839886515             54,448
-----------------------------------------------------------------------------------------------------------
CB Columbia Mall LLC    (SCUs)                                    0.0015770079053             79,212
-----------------------------------------------------------------------------------------------------------
CB Eastgate Mall LLC    (SCUs)                                    0.0056373860295            283,162
-----------------------------------------------------------------------------------------------------------
CB Madison LLC    (SCUs)                                          0.0228011103943          1,145,284
-----------------------------------------------------------------------------------------------------------
CB Fashion Square Mall LLC    (SCUs)                              0.0233140184320          1,171,047
-----------------------------------------------------------------------------------------------------------
CB Fayette Mall LLC    (SCUs)                                     0.0238077338552          1,195,846
-----------------------------------------------------------------------------------------------------------
CB Hanes Mall LLC    (SCUs)                                       0.0166448045331            836,057
-----------------------------------------------------------------------------------------------------------
CB Jefferson Mall LLC    (SCUs)                                   0.0079230837649            397,971
-----------------------------------------------------------------------------------------------------------
CB Kentucky Oaks Mall LLC    (SCUs)                               0.0140122973224            703,828
-----------------------------------------------------------------------------------------------------------
CB Midland Mall LLC    (SCUs)                                     0.0003218041537             16,164
-----------------------------------------------------------------------------------------------------------
CB Northwoods Mall LLC    (SCUs)                                  0.0132873623099            667,415
-----------------------------------------------------------------------------------------------------------
CB Old Hickory Mall LLC    (SCUs)                                 0.0139546019229            700,930
-----------------------------------------------------------------------------------------------------------
CB Parkdale Mall LLC    (SCUs)                                    0.0118391241659            594,671
-----------------------------------------------------------------------------------------------------------
CB Randolph Mall LLC    (SCUs)                                    0.0008087910699             40,625
-----------------------------------------------------------------------------------------------------------
CB Regency Mall LLC    (SCUs)                                     0.0042772043617            214,841
-----------------------------------------------------------------------------------------------------------
CB Towne Mall LLC    (SCUs)                                       0.0002496550413             12,540
-----------------------------------------------------------------------------------------------------------
CB Wausau Penney LLC    (SCUs)                                    0.0003456945883             17,364
-----------------------------------------------------------------------------------------------------------
CB Wausau Center LLC    (SCUs)                                    0.0094121145100            472,764
-----------------------------------------------------------------------------------------------------------
C.V. Investments    (SCUs)                                        0.0160686664785            807,118
-----------------------------------------------------------------------------------------------------------
JCP Realty, Inc.    (SCUs)                                        0.0167524505335            841,464
-----------------------------------------------------------------------------------------------------------
Frankel Midland, LP    (SCUs)                                     0.0012452889023             62,550
-----------------------------------------------------------------------------------------------------------
Abroms Family Partnership, Ltd.  (SCUs)                           0.0030011363002            150,745
-----------------------------------------------------------------------------------------------------------
Abroms Family Partnership, Ltd.  (CUs)                            0.0003086644147             15,504
-----------------------------------------------------------------------------------------------------------
Hess Properties of Huntsville, Ltd.  (SCUs)                       0.0030011363002            150,745
-----------------------------------------------------------------------------------------------------------
Hess Properties of Huntsville, Ltd.  (CUs)                        0.0003086644147             15,504
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                  1.0000000000000         50,229,308
-----------------------------------------------------------------------------------------------------------

                                                     On Acquisition of East/West
                                                           Towne Interests after
                                                         Acquisition of Columbia
                                                                  Mall Interests

                                    EXHIBIT A
                   TO SECOND AMENDED AND RESTATED AGREEMENT OF
                     LIMITED PARTNERSHIP OF CBL & ASSOCIATES
                        LIMITED PARTNERSHIP AS AMENDED BY
                                SECOND AMENDMENT
                             AS OF FEBRUARY 15,2002

-----------------------------------------------------------------------------------------------------------
                                                                 Percentage Interests  Share Equivalents
-----------------------------------------------------------------------------------------------------------
CBL HOLDINGS I, INC. - GEN P/NER                                  0.0185392613882            938,851
-----------------------------------------------------------------------------------------------------------
CBL HOLDINGS II, INC - LTD P/NER                                  0.4881951146238         24,722,801
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CBL & Associates, Inc.                                            0.1429235238349          7,237,823
-----------------------------------------------------------------------------------------------------------
CBL/Employees Partnership/Conway                                  0.0005362629686             27,157
-----------------------------------------------------------------------------------------------------------
College Station Associates                                        0.0045060912592            228,194
-----------------------------------------------------------------------------------------------------------
Foothills Plaza Partnership                                       0.0008549555517             43,296
-----------------------------------------------------------------------------------------------------------
Foy, John N.                                                      0.0037368968095            189,241
-----------------------------------------------------------------------------------------------------------
Girvin Road Partnership                                           0.0000668430828              3,385
-----------------------------------------------------------------------------------------------------------
Landress, Ben S.                                                  0.0011895445868             60,240
-----------------------------------------------------------------------------------------------------------
Lebovitz, Alan                                                    0.0016732611240             84,736
-----------------------------------------------------------------------------------------------------------
Lebovitz, Charles B.                                              0.0069686897778            352,903
-----------------------------------------------------------------------------------------------------------
Backer, Beth Lebovitz                                             0.0015464863230             78,316
-----------------------------------------------------------------------------------------------------------
Lebovitz, Michael I.                                              0.0022731092741            115,113
-----------------------------------------------------------------------------------------------------------
Lebovitz, Stephen D.                                              0.0047182115400            238,936
-----------------------------------------------------------------------------------------------------------
Trust U/W Moses Lebovitz fbo Charles B. Lebovitz                  0.0010031352094             50,800
-----------------------------------------------------------------------------------------------------------
Trust U/W Moses Lebovitz fbo Faye L. Peterken                     0.0010031352094             50,800
-----------------------------------------------------------------------------------------------------------
Mancuso, Mark D.                                                  0.0004769048466             24,151
-----------------------------------------------------------------------------------------------------------
Snyder, Eric P.                                                   0.0009565140586             48,439
-----------------------------------------------------------------------------------------------------------
Stephas, Augustus N.                                              0.0005463927410             27,670
-----------------------------------------------------------------------------------------------------------
Warehouse Partnership                                             0.0004646023042             23,528
-----------------------------------------------------------------------------------------------------------
Wiston, Jay                                                       0.0014667301155             74,277
-----------------------------------------------------------------------------------------------------------
Wolford, James L. "Bucky"                                         0.0090851477224            460,083
-----------------------------------------------------------------------------------------------------------
O'Connor Realty Investors II, LP                                  0.0011917167300             60,350
-----------------------------------------------------------------------------------------------------------
J.W. O'Connor and Co., Inc.                                       0.0001050132489              5,318
-----------------------------------------------------------------------------------------------------------
O'Connor and Associates, LP                                       0.0028323950796            143,436
-----------------------------------------------------------------------------------------------------------
Sheldon Perlick Marital Trust - Meridian                          0.0072024518764            364,741
-----------------------------------------------------------------------------------------------------------
Benjamin Family Partnership - Meridian                            0.0082313763492            416,847
-----------------------------------------------------------------------------------------------------------
Robert Samuels - Meridian                                         0.0082313763492            416,847
-----------------------------------------------------------------------------------------------------------
William Hicks - Meridian                                          0.0010083489799             51,064
-----------------------------------------------------------------------------------------------------------
Brian L. Hicks - Meridian                                         0.0010494999658             53,148
-----------------------------------------------------------------------------------------------------------
Benjamin Family Partnership - Janesville                          0.0013942595207             70,607
-----------------------------------------------------------------------------------------------------------
Robert T. Samuels - Janesville                                    0.0013942595207             70,607
-----------------------------------------------------------------------------------------------------------
Michael Montlack - Janesville                                     0.0014901497682             75,463
-----------------------------------------------------------------------------------------------------------
JCP Realty, Inc. - Janesville                                     0.0020974020115            106,215
-----------------------------------------------------------------------------------------------------------
Edgerton Properties - Janesville                                  0.0008389606792             42,486
-----------------------------------------------------------------------------------------------------------
Marshfield Properties - Janesville                                0.0002936342631             14,870
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                 Percentage Interests  Share Equivalents
-----------------------------------------------------------------------------------------------------------

Greenbriar Properties - Janesville                                0.0002936342631             14,870
-----------------------------------------------------------------------------------------------------------
Norwood Properties - Janesville                                   0.0002936342631             14,870
-----------------------------------------------------------------------------------------------------------
Meadowbrook Properties - Janesville                               0.0002936342631             14,870
-----------------------------------------------------------------------------------------------------------
Paul Bros. Blueberries, Inc.                                      0.0015741136020             79,715
-----------------------------------------------------------------------------------------------------------
Leonard M. Perlick Marital Trust                                  0.0050159919949            254,016
-----------------------------------------------------------------------------------------------------------
Perlick Holdings, LLC                                             0.0027009218045            136,778
-----------------------------------------------------------------------------------------------------------
CB Brookfield Square Mall LLC    (SCUs)                           0.0259606652961          1,314,680
-----------------------------------------------------------------------------------------------------------
CB Cary Towne Center LLC    (SCUs)                                0.0153821500246            778,971
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
CB Citadel Mall LLC    (SCUs)                                     0.0010751713756             54,448
-----------------------------------------------------------------------------------------------------------
CB Columbia Mall LLC    (SCUs)                                    0.0015641803597             79,212
-----------------------------------------------------------------------------------------------------------
CB Eastgate Mall LLC    (SCUs)                                    0.0055915309479            283,162
-----------------------------------------------------------------------------------------------------------
CB Madison LLC    (SCUs)                                          0.0307497473400          1,557,205
-----------------------------------------------------------------------------------------------------------
CB Fashion Square Mall LLC    (SCUs)                              0.0231243797921          1,171,047
-----------------------------------------------------------------------------------------------------------
CB Fayette Mall LLC    (SCUs)                                     0.0236140792830          1,195,846
-----------------------------------------------------------------------------------------------------------
CB Hanes Mall LLC    (SCUs)                                       0.0165094139696            836,057
-----------------------------------------------------------------------------------------------------------
CB Jefferson Mall LLC    (SCUs)                                   0.0078586365813            397,971
-----------------------------------------------------------------------------------------------------------
CB Kentucky Oaks Mall LLC    (SCUs)                               0.0138983198452            703,828
-----------------------------------------------------------------------------------------------------------
CB Midland Mall LLC    (SCUs)                                     0.0003191865654             16,164
-----------------------------------------------------------------------------------------------------------
CB Northwoods Mall LLC    (SCUs)                                  0.0131792815291            667,415
-----------------------------------------------------------------------------------------------------------
CB Old Hickory Mall LLC    (SCUs)                                 0.0138410937460            700,930
-----------------------------------------------------------------------------------------------------------
CB Parkdale Mall LLC    (SCUs)                                    0.0117428235041            594,671
-----------------------------------------------------------------------------------------------------------
CB Randolph Mall LLC    (SCUs)                                    0.0008022122796             40,625
-----------------------------------------------------------------------------------------------------------
CB Regency Mall LLC    (SCUs)                                     0.0042424131385            214,841
-----------------------------------------------------------------------------------------------------------
CB Towne Mall LLC    (SCUs)                                       0.0002476243214             12,540
-----------------------------------------------------------------------------------------------------------
CB Wausau Penney LLC    (SCUs)                                    0.0003428826727             17,364
-----------------------------------------------------------------------------------------------------------
CB Wausau Center LLC    (SCUs)                                    0.0093355553960            472,764
-----------------------------------------------------------------------------------------------------------
C.V. Investments    (SCUs)                                        0.0159379622817            807,118
-----------------------------------------------------------------------------------------------------------
JCP Realty, Inc.    (SCUs)                                        0.0166161843663            841,464
-----------------------------------------------------------------------------------------------------------
Frankel Midland, LP    (SCUs)                                     0.0012351595934             62,550
-----------------------------------------------------------------------------------------------------------
Abroms Family Partnership, Ltd.  (SCUs)                           0.0029767247468            150,745
-----------------------------------------------------------------------------------------------------------
Abroms Family Partnership, Ltd.  (CUs)                            0.0003061537064             15,504
-----------------------------------------------------------------------------------------------------------
Hess Properties of Huntsville, Ltd.  (SCUs)                       0.0029767247468            150,745
-----------------------------------------------------------------------------------------------------------
Hess Properties of Huntsville, Ltd.  (CUs)                        0.0003061537064             15,504
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                  1.0000000000000         50,641,229
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------


                                                      On Acquisition of Kentucky
                                                            Oaks Interests After
                                                        Acquisition of East/West
                                                         Towne and Columbia Mall
                                                                       Interests

                                EXHIBIT A
               TO SECOND AMENDED AND RESTATED AGREEMENT OF
                 LIMITED PARTNERSHIP OF CBL & ASSOCIATES
                    LIMITED PARTNERSHIP AS AMENDED BY
                            SECOND AMENDMENT
                         AS OF FEBRUARY 15,2002

-----------------------------------------------------------------------------------------------------------
                                                                 Percentage Interests  Share Equivalents
-----------------------------------------------------------------------------------------------------------
CBL HOLDINGS I, INC. - GEN P/NER                                  0.0185257098531            938,851
-----------------------------------------------------------------------------------------------------------
CBL HOLDINGS II, INC - LTD P/NER                                  0.4878382615040         24,722,801
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
CBL & Associates, Inc.                                            0.1428190518649          7,237,823
-----------------------------------------------------------------------------------------------------------
CBL/Employees Partnership/Conway                                  0.0005358709796             27,157
-----------------------------------------------------------------------------------------------------------
College Station Associates                                        0.0045027974681            228,194
-----------------------------------------------------------------------------------------------------------
Foothills Plaza Partnership                                       0.0008543306098             43,296
-----------------------------------------------------------------------------------------------------------
Foy, John N.                                                      0.0037341652720            189,241
-----------------------------------------------------------------------------------------------------------
Girvin Road Partnership                                           0.0000667942229              3,385
-----------------------------------------------------------------------------------------------------------
Landress, Ben S.                                                  0.0011886750724             60,240
-----------------------------------------------------------------------------------------------------------
Lebovitz, Alan                                                    0.0016720380302             84,736
-----------------------------------------------------------------------------------------------------------
Lebovitz, Charles B.                                              0.0069635959155            352,903
-----------------------------------------------------------------------------------------------------------
Backer, Beth Lebovitz                                             0.0015453558970             78,316
-----------------------------------------------------------------------------------------------------------
Lebovitz, Michael I.                                              0.0022714477127            115,113
-----------------------------------------------------------------------------------------------------------
Lebovitz, Stephen D.                                              0.0047147626965            238,936
-----------------------------------------------------------------------------------------------------------
Trust U/W Moses Lebovitz fbo Charles B. Lebovitz                  0.0010024019535             50,800
-----------------------------------------------------------------------------------------------------------
Trust U/W Moses Lebovitz fbo Faye L. Peterken                     0.0010024019535             50,800
-----------------------------------------------------------------------------------------------------------
Mancuso, Mark D.                                                  0.0004765562463             24,151
-----------------------------------------------------------------------------------------------------------
Snyder, Eric P.                                                   0.0009558148811             48,439
-----------------------------------------------------------------------------------------------------------
Stephas, Augustus N.                                              0.0005459933475             27,670
-----------------------------------------------------------------------------------------------------------
Warehouse Partnership                                             0.0004642626965             23,528
-----------------------------------------------------------------------------------------------------------
Wiston, Jay                                                       0.0014656579884             74,277
-----------------------------------------------------------------------------------------------------------
Wolford, James L. "Bucky"                                         0.0090785068052            460,083
-----------------------------------------------------------------------------------------------------------
O'Connor Realty Investors II, LP                                  0.0011908465278             60,350
-----------------------------------------------------------------------------------------------------------
J.W. O'Connor and Co., Inc.                                       0.0001049364880              5,318
-----------------------------------------------------------------------------------------------------------
O'Connor and Associates, LP                                       0.0028303247004            143,436
-----------------------------------------------------------------------------------------------------------
Sheldon Perlick Marital Trust - Meridian                          0.0071971871424            364,741
-----------------------------------------------------------------------------------------------------------
Benjamin Family Partnership - Meridian                            0.0082253595083            416,847
-----------------------------------------------------------------------------------------------------------
Robert Samuels - Meridian                                         0.0082253595083            416,847
-----------------------------------------------------------------------------------------------------------
William Hicks - Meridian                                          0.0010076119129             51,064
-----------------------------------------------------------------------------------------------------------
Brian L. Hicks - Meridian                                         0.0010487328189             53,148
-----------------------------------------------------------------------------------------------------------
Benjamin Family Partnership - Janesville                          0.0013932403670             70,607
-----------------------------------------------------------------------------------------------------------
Robert T. Samuels - Janesville                                    0.0013932403670             70,607
-----------------------------------------------------------------------------------------------------------
Michael Montlack - Janesville                                     0.0014890605222             75,463
-----------------------------------------------------------------------------------------------------------
JCP Realty, Inc. - Janesville                                     0.0020958688859            106,215
-----------------------------------------------------------------------------------------------------------
Edgerton Properties - Janesville                                  0.0008383474291             42,486
-----------------------------------------------------------------------------------------------------------
Marshfield Properties - Janesville                                0.0002934196269             14,870
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
                                                                 Percentage Interests  Share Equivalents
-----------------------------------------------------------------------------------------------------------

Greenbriar Properties - Janesville                                0.0002934196269             14,870
-----------------------------------------------------------------------------------------------------------
Norwood Properties - Janesville                                   0.0002934196269             14,870
-----------------------------------------------------------------------------------------------------------
Meadowbrook Properties - Janesville                               0.0002934196269             14,870
-----------------------------------------------------------------------------------------------------------
Paul Bros. Blueberries, Inc.                                      0.0015729629814             79,715
-----------------------------------------------------------------------------------------------------------
Leonard M. Perlick Marital Trust                                  0.0050123254847            254,016
-----------------------------------------------------------------------------------------------------------
Perlick Holdings, LLC                                             0.0026989475275            136,778
-----------------------------------------------------------------------------------------------------------
CB Brookfield Square Mall LLC    (SCUs)                           0.0259416889809          1,314,680
-----------------------------------------------------------------------------------------------------------
CB Cary Towne Center LLC    (SCUs)                                0.0153709062246            778,971
-----------------------------------------------------------------------------------------------------------
CB Citadel Mall LLC    (SCUs)                                     0.0010743854639             54,448
-----------------------------------------------------------------------------------------------------------
CB Columbia Mall LLC    (SCUs)                                    0.0015630369999             79,212
-----------------------------------------------------------------------------------------------------------
CB Eastgate Mall LLC    (SCUs)                                    0.0055874437393            283,162
-----------------------------------------------------------------------------------------------------------
CB Madison LLC    (SCUs)                                          0.0307272703775          1,557,205
-----------------------------------------------------------------------------------------------------------
CB Fashion Square Mall LLC    (SCUs)                              0.0231074766998          1,171,047
-----------------------------------------------------------------------------------------------------------
CB Fayette Mall LLC    (SCUs)                                     0.0235968182379          1,195,846
-----------------------------------------------------------------------------------------------------------
CB Hanes Mall LLC    (SCUs)                                       0.0164973461801            836,057
-----------------------------------------------------------------------------------------------------------
CB Jefferson Mall LLC    (SCUs)                                   0.0078528921998            397,971
-----------------------------------------------------------------------------------------------------------
CB Kentucky Oaks Mall LLC    (SCUs)                               0.0146191248071            740,872
-----------------------------------------------------------------------------------------------------------
CB Midland Mall LLC    (SCUs)                                     0.0003189532515             16,164
-----------------------------------------------------------------------------------------------------------
CB Northwoods Mall LLC    (SCUs)                                  0.0131696479470            667,415
-----------------------------------------------------------------------------------------------------------
CB Old Hickory Mall LLC    (SCUs)                                 0.0138309764029            700,930
-----------------------------------------------------------------------------------------------------------
CB Parkdale Mall LLC    (SCUs)                                    0.0117342399213            594,671
-----------------------------------------------------------------------------------------------------------
CB Randolph Mall LLC    (SCUs)                                    0.0008016258912             40,625
-----------------------------------------------------------------------------------------------------------
CB Regency Mall LLC    (SCUs)                                     0.0042393120867            214,841
-----------------------------------------------------------------------------------------------------------
CB Towne Mall LLC    (SCUs)                                       0.0002474433169             12,540
-----------------------------------------------------------------------------------------------------------
CB Wausau Penney LLC    (SCUs)                                    0.0003426320378             17,364
-----------------------------------------------------------------------------------------------------------
CB Wausau Center LLC    (SCUs)                                    0.0093287314399            472,764
-----------------------------------------------------------------------------------------------------------
C.V. Investments    (SCUs)                                        0.0159263122029            807,118
-----------------------------------------------------------------------------------------------------------
JCP Realty, Inc.    (SCUs)                                        0.0166040385315            841,464
-----------------------------------------------------------------------------------------------------------
Frankel Midland, LP    (SCUs)                                     0.0012342567361             62,550
-----------------------------------------------------------------------------------------------------------
Abroms Family Partnership, Ltd.  (SCUs)                           0.0029745488677            150,745
-----------------------------------------------------------------------------------------------------------
Abroms Family Partnership, Ltd.  (CUs)                            0.0003059299190             15,504
-----------------------------------------------------------------------------------------------------------
Hess Properties of Huntsville, Ltd.  (SCUs)                       0.0029745488677            150,745
-----------------------------------------------------------------------------------------------------------
Hess Properties of Huntsville, Ltd.  (CUs)                        0.0003059299190             15,504
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                                                  1.0000000000000         50,678,273
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------

                                                               Exhibit 10.5.2
                                     FORM

                                  NON-QUALIFIED

                   STOCK OPTION AGREEMENT FOR EMPLOYEES


     This Stock Option Agreement (the "Agreement") is made as of the __ day of ______, _____, by and between CBL & ASSOCIATES PROPERTIES, INC., a Delaware corporation (the "Company"), and _________ (the "Optionee").


     WHEREAS, pursuant to the Plan (as hereinafter defined), the Company desires to afford the Optionee the opportunity to purchase shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company.

     NOW, THEREFORE, in connection with the mutual covenants hereinafter set forth and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

     1. Definitions; Conflicts. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed thereto in the CBL & Associates
Properties, Inc. 1993 Stock Incentive Plan (the "Plan"). The terms and provisions of the Plan are incorporated herein and in the event of any conflict or inconsistency between the terms and provisions of the Plan and the terms and provisions of this Agreement, the terms and provisions of the Plan shall govern and control.

     2. Grant of Options. The Company hereby grants to the Optionee the right and option (the "Option") to purchase up to but not exceeding in the aggregate ________ shares of Common Stock on the terms and conditions herein set forth.

     3. Purchase Price. The purchase price of each share of Common Stock covered by the Option shall be $___________ (the "Purchase Price").

     4. Term of Options. The term of the Option (the "Term") shall be ten (10) years from the date hereof, subject to earlier termination as provided in
Section 6 hereof.

     5. Vesting of Options. The Option, subject to the terms, conditions and limitations contained herein, shall vest and become exercisable with respect to the shares of Common Stock in accordance with the following installments: 20% on the first anniversary of the date hereof, and an additional 20% on each of the succeeding four anniversaries of the date hereof; provided that, with respect to each such installment, the Optionee has remained in continuous employment with the Company from the date hereof through the date such installment is designated to vest.

     6. Termination of Employment.

     (a) Termination by Death. If the Optionee's employment terminates by reason of death, the Option may thereafter be exercised by the Optionee's estate or representative, to the extent then exercisable, for a period of one (1) year from the date of such death or until the expiration of the Term, whichever period is the shorter.

     (b) Termination by Reason of Disability or Retirement. If the Optionee's employment terminates by reason of disability or retirement, the Option may thereafter be exercised by the Optionee or the Optionee's representative, to the extent it was exercisable at the time of termination, for a period of three (3) years from the date of such termination of employment or until the expiration of the Term, whichever period is the shorter; provided, however, that if the Optionee dies within such three-year period, the unexercised portion of the Option shall, notwithstanding the expiration of such three-year period, continue to be exercisable to the extent to which it was exercisable at the time of death for a period of one (1) year from the date of such death or until the expiration of the Term, whichever period is the shorter.

     (c) Termination for Cause. In the event of termination of the Optionee's employment for "Cause", any unexercised portion of the Option shall expire immediately upon the giving to the Optionee of notice of such termination of employment. For purposes of this Agreement, "Cause" shall mean (i) the conviction of the Optionee for commission of a felony under Federal law or the law of the state in which such action occurred, (ii) dishonesty in the course of fulfilling the Optionee's employment duties or (iii) willful and deliberate failure on the part of the Optionee to perform his employment duties in any material respect.

     (d) Other Termination. Unless otherwise determined by the Compensation Committee of the Company's Board of Directors, if the Optionee's employment is terminated for any reason other than death, disability, retirement or for Cause, the Option shall thereupon terminate, except that the Option, to the extent then exercisable, may be exercised by the Optionee for the lesser of one (1) year from the date of such termination of employment or the balance of the Term; provided, however, that if the Optionee dies within such one-year period, any unexercised portion of the Option shall, notwithstanding the expiration of such one-year period, continue to be exercisable to the extent to which it was exercisable at the time of death for a period of one (1) year from the date of such death or until the expiration of the Term, whichever period is the shorter.

     7. No Rights as a Shareholder. The Optionee shall have no rights as a shareholder with respect to any shares of Common Stock issuable upon the exercise of the Option until the date of issuance to the Optionee of a certificate evidencing such shares of Common Stock. No adjustments, other than as provided in Section 3 of the Plan, shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions for which the record date is prior to the date the certificate for such shares of Common Stock is issued.

     8. Method of Exercising Option. Subject to the terms and conditions of this Agreement, the Option may be exercised by written notice to the Compliance Officer at the Company's principal executive offices located at CBL Center, Suite 500, 2030 Hamilton Place Boulevard, Chattanooga, Tennessee 37421, with a copy to Jeffery V. Curry, Esquire, Shumacker Witt Gaither & Whitaker, P.C., CBL Center, Suite 210, 2030 Hamilton Place Boulevard, Chattanooga, Tennessee 37421. Such notice shall state the election to exercise the Option and the number of shares of Common Stock in respect of which the Option is being exercised, shall be signed by the person or persons so exercising the Option and shall be accompanied by payment in full of the Purchase Price for such shares of Common
Stock (the "Exercise Price"). The Exercise Price shall be paid in full by Optionee's personal check payable to the order of the Company. Subject to such procedures and rules as may be adopted from time to time by the Compensation Committee of the Company's Board of Directors, the Exercise Price may also be paid by one or more of the following: (i) in the form of unrestricted Common Stock already owned by the Optionee based in any such instance on the Fair Market Value of the Common Stock on the date the Option is exercised; or (ii) by any combination of the methods of payment described in this paragraph.

     The certificate for the shares of Common Stock as to which the Option shall have been so exercised shall be registered in the name of the person or persons so exercising the Option. All shares of Common Stock purchased upon the exercise of the Option as provided herein shall be fully paid and non-assessable.

     9. Non-transferability of Option. The Option shall not be transferable by the Optionee other than by will or by the laws of descent and distribution. The Option shall be exercisable, during the Optionee's lifetime, only by the Optionee or by the guardian or legal representative of the Optionee, it being understood that the terms "holder" and "Optionee" include the guardian and legal representative of the Optionee and any person to whom the Option is transferred by will or the laws of descent and distribution.

     10. Cashing Out of Option. On receipt of written notice of exercise, the Compensation Committee of the Board of Directors of the Company may elect to cash out all or any part of the shares of Common Stock for which the Option is being exercised by paying the Optionee an amount, in cash or Common Stock, equal to the excess of the Fair Market Value of the Common Stock over the Purchase Price times the number of shares of Common Stock for which the Option is being exercised on the effective date of such cash out.

     Cash outs pursuant to this Section, provided the Optionee is actually or potentially subject to Section 16(b) of the Securities Exchange Act of 1934, shall comply with the "window period" provisions of Rule 16b-3(e), to the extent applicable.

     11. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Optionee any right to continued employment or to restrict in any way the right of the Company or any Subsidiary or Affiliate to terminate his employment at any time.

     12. Income Tax Withholding. The Company shall make such provisions and take such steps as it may deem necessary or appropriate for the withholding of all Federal, state, local and other taxes required by law to be withheld with respect to the exercise of the Option and the issuance of the shares of Common Stock, including, but not limited to, deducting the amount of any such withholding taxes from any other amounts then or thereafter payable to the Optionee by the Company or any of its Subsidiaries or Affiliates, or requiring the Optionee, or the beneficiary or legal representative of the Optionee, to pay to the Company the amount required to be withheld or to execute such documents as the Company deems necessary or desirable to enable it to satisfy its withholding obligations.

     13. Non-Qualified Option. The Option granted hereunder is not intended to be an "incentive stock option" within the meaning of Section 422 of the Code.

     14. Binding Effect. This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.

     15. Governing Law. This Agreement shall be construed and interpreted in accordance with the laws of the State of Delaware without reference to the principles of conflicts of laws thereof.

     16. Headings. Headings are for the convenience of the parties and are not deemed to be part of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first written above.

                        CBL & ASSOCIATES PROPERTIES, INC.



                        By:
                            -------------------------------------------------




                        OPTIONEE:



                        By:
                            -------------------------------------------------

               CBL & Associates Properties, Inc. - 2002 Form 10-K


                                 EXERCISE NOTICE


To:                CBL & Associates Properties, Inc.
                   CBL Center, 2030 Hamilton Place Boulevard
                   Chattanooga, Tennessee 37421
                   Attention:  Compliance Officer


     Reference is made to that certain Stock Option Agreement, dated _______, ____ the ("Agreement"), pursuant to which CBL & Associates Properties, Inc., a Delaware corporation (the "Company"), granted to the undersigned Optionee an Option to purchase _________ shares of the Company's common stock, par value $.01 per share (the "Common Stock"). Capitalized terms used but not defined herein shall have the meanings set forth in the Agreement. Pursuant to Section 8 of the Agreement, the undersigned hereby irrevocably elects to exercise the Option with respect to shares of Common Stock. Payment by personal check of the Exercise Price, in the amount of $ , accompanies this notice or shall be made in the form of cash plus Common Stock or Common Stock.


Dated:
       -------------------------------------


OPTIONEE:



Name:


                       Date Received by the Company:
                                                     --------------------------

                       Received by:
                                    -------------------------------------------

cc:                Jeffery V. Curry, Esquire
                   Shumacker Witt Gaither & Whitaker, P.C.
                   CBL Center, 2030 Hamilton Place Boulevard
                   Chattanooga, Tennessee 37421

                                                               Exhibit 10.5.3

                                      FORM


                     STOCK RESTRICTION AGREEMENT FOR EMPLOYEES


     This Stock Restriction Agreement (the "Agreement") is made as of the _____ day of ________, _____, by and between CBL & ASSOCIATES PROPERTIES, INC., a Delaware corporation (the "Company"), and ______________ (the "Employee").

     WHEREAS, pursuant to the Plan (as hereinafter defined), the Company desires to grant the Employee _______ shares of Common Stock, par value $.01 per share (the "Common Stock"), of the Company.

     NOW, THEREFORE, in connection with the mutual covenants hereinafter set forth and for other good and valuable consideration, the receipt and adequacy of which is hereby acknowledged, the parties hereto agree as follows:

     1. Definitions; Conflicts. Capitalized terms used and not otherwise defined herein shall have the meanings ascribed thereto in the CBL & Associates
Properties, Inc. 1993 Stock Incentive Plan (the "Plan"). The terms and provisions of the Plan are incorporated herein and in the event of any conflict or inconsistency between the terms and provisions of the Plan and the terms and provisions of this Agreement, the terms and provisions of the Plan shall govern and control.

     2. Grant of Common Stock. The Company hereby grants to the Employee all right, title and interest in ________ shares of Common Stock (the "Stock Award") on the terms and conditions herein set forth.

     3. Vesting.  The Common Stock Award shall vest upon the earlier to occur of
(i) the events described in Paragraph 4 (a), (b) or (c) below or (ii) _____________ (the "Vesting Period"). No portion of the Stock Award shall vest until such time. As used in this Agreement, the term "vest" or "vesting" shall mean the immediate, non-forfeitable, fixed right of present or future enjoyment of the Common Stock pursuant to the Stock Award.

     4. Termination of Employment.

     (a) Termination by Death. If the Employee's employment terminates prior to ____________________ by reason of death, the Stock Award shall thereupon immediately vest in the Employee or his estate.

     (b) Termination by Reason of Disability. If the Employee's employment terminates by reason of disability prior to _____________, the Stock Award shall thereupon vest in the Employee.

     (c) Termination Without Cause. If the Employee's employment is terminated by the Company without "cause" prior to ____________, the Stock Award shall thereupon vest in the Employee. As used herein, "cause" shall mean (i) the Employee's dishonesty or (ii) the Employee's persisting in gross neglect of the duties and responsibilities attendant on such employment after written notice to cease such gross neglect; or (iii) the Employee's persistent failure to abide by such reasonable written policies, rules or standards of conduct for the Company's Employees as have been previously established by the Company, the violation of which amounts to gross disruption or obstruction of the conducting of the Company's business, after written notice to cease such violation thereof.

     (d) Other Termination. Unless otherwise determined by the Compensation Committee of the Company's Board of Directors, if the Employee's employment is terminated prior to __________________ for any reason other than death or disability or by the Company without cause, the Stock Award shall thereupon be deemed forfeited and all shares of Common Stock shall be returned by the Employee to the Company and the Employee shall have no further right, title and/or interest in the Common Stock which was the subject of the Stock Award.

     5. Rights as a Shareholder. The Employee shall have all of the rights as a shareholder with respect to any shares of Common Stock issued pursuant to the Stock Award subject only to the transfer restrictions set forth in Paragraph 6 below. The Employee's rights as a shareholder shall include the rights to receive all dividends on the Common Stock and to exercise any voting rights attributable to the Common Stock.

     6. Non-Transferability of Stock Award. Except for transfers to an Employee's spouse, lineal descendants or ascendants, no portion of the Common Stock making up the Stock Award may be transferred by the Employee other than by will or by the laws of descent and distribution until the termination of the Vesting Period and any non-permitted attempted transfer by the Employee prior to the termination of the Vesting Period shall be null and void. The vesting provisions and forfeiture requirements outlined in Paragraphs 3 and 4 shall be applicable to any or all of a Stock Award that may be transferred in a permitted transfer as if the Employee had not transferred any portion of the Stock Award and any recipient pursuant to a permitted transfer shall be bound by and subject to said vesting provisions and forfeiture requirements.

     7. Certificate Legend. All shares of Common Stock issued to the Employee pursuant to the Stock Award shall bear the legend stating that said shares are subject to and their transferability restricted by the terms and provisions of this Agreement. The Company agrees to remove said legend from the referenced shares of Common Stock in the event and at the time the Employee's right to said shares of Common Stock shall vest.

     8. No Enlargement of Employee Rights. Nothing in this Agreement shall be construed to confer upon the Employee any right to continued employment or to restrict in any way the right of the Company or any Subsidiary or Affiliate to terminate his employment at any time.

     9. Income Tax Withholding. The Company shall make such provisions and take such steps as it may deem necessary or appropriate for the withholding of all Federal, state, local and other taxes required by law to be withheld with respect to the shares of Common Stock issued pursuant to the Stock Award, including, but not limited to, deducting the amount of any such withholding taxes from any other amounts then or thereafter payable to the Employee by the Company or any of its Subsidiaries or Affiliates, or requiring the Employee, or the beneficiary or legal representative of the Employee, to pay to the Company the amount required to be withheld or to execute such documents as the Company deems necessary or desirable to enable it to satisfy its withholding obligations.

     10. Restricted Stock. The Stock Award granted hereunder is intended to be a grant of restricted property to the Employee that is subject to a "substantial risk of forfeiture" as defined in Section 83 of the Code.

     11. Binding Effect. This Agreement shall be binding upon the heirs, executors, administrators and successors of the parties hereto.

     12. Governing Law. This Agreement shall be construed and interpreted in accordance with the laws of the State of Delaware without reference to the principles of conflicts of laws thereof.

     13. Headings. Headings are for the convenience of the parties and are not deemed to be part of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first written above.

                        CBL & ASSOCIATES PROPERTIES, INC.



                         By:
                            --------------------------------------------------




                         EMPLOYEE:

                         -----------------------------------------------------

                                                               Exhibit 10.5.4

                        DEFERRED COMPENSATION ARRANGEMENT

     THIS DEFERRED COMPENSATION ARRANGEMENT (the "Arrangement") is put in place this 1st day of January, 1997 by CBL & Associates Management, Inc. and its affiliated entities (collectively, "CBL"), including but not limited to CBL & Associates Properties, Inc. (the "REIT") and CBL & Associates Limited Partnership (the "Operating Partnership") and their successors and assigns, for the benefit of Eric P. Snyder ("Snyder") and his successors and assigns. The
Arrangement is specifically designed and intended to be a non-funded and unsecured promise on the part of CBL to make certain payments to Snyder within the time parameters set forth herein. The Arrangement is not intended nor shall it be deemed an employee benefit plan subject to the Employee Retirement Income Security Act of 1974 ("ERISA") or a qualified retirement plan subject to provisions of the Internal Revenue Code of 1986 (the "Code").

     1. Objective. The objective and purpose of the Arrangement is to allow Snyder to defer compensation which will be payable to him in the future as set forth herein. Pursuant to the elections provided to Snyder in this Arrangement, he may defer portions of his salary from CBL and certain bonuses to be paid to him to dates in the future as set forth herein.

     2. Creditor Status. Snyder shall be afforded no priority by virtue of this Arrangement over the secured or unsecured creditors of CBL but shall be a general unsecured creditor of CBL as to the amounts payable to him under this Arrangement. CBL's obligations under this Arrangement are merely promises to make the payments set forth herein at a future point in time pursuant to this Arrangement. Such payments shall not be pre-funded or secured in any way and shall be payable only from the general assets of CBL.

     3. Elections. Prior to the beginning of any period for which Snyder may earn compensation or bonuses from CBL, Snyder shall notify CBL of his desire to have all or any portion of said amounts deferred and paid to him pursuant to the terms of this Arrangement. Snyder has elected to defer any and all bonuses he may receive from CBL for 1997 and later years pursuant to the terms of this Arrangement. Snyder has elected to receive a base annual salary of $220,700 from CBL for the period of this Arrangement with any additional amounts to which he is or may become entitled to be paid pursuant to the terms of this Arrangement. Snyder may change or modify this election, including reducing the amount of the base salary referred to above, at any time by notice to CBL but must give such notice prior to the beginning of the period with respect to which Snyder may earn the compensation or bonuses from CBL.

     4. Specific Calculation of Amounts, Vesting and Deemed Returns. (a) Salary Increases. On any specific salary increase to which Snyder may be entitled and for which Snyder has elected to defer pursuant to this Arrangement, the dollar amount of the salary increase shall be determined by CBL as of the date of Snyder's annual review by CBL. Said amount shall then be divided into 12 equal amounts which shall vest in equal monthly increments over the period beginning October 1 of any given year and terminating on September 30 of the following year (the "Vesting Period"). At the end of each month of the Vesting Period, an amount of REIT stock shall be deemed to be set aside for Snyder pursuant to this Arrangement equal to the amount of REIT stock that could have been purchased by Snyder with the amount of the salary increase that vests at the end of that particular month at the closing trading price of the REIT stock on the New York Stock Exchange ("NYSE") on the last trading day of the particular month. Over the course of the Vesting Period, there shall be added to the deemed amount of stock referred to above an amount equivalent to additional shares of REIT stock that may have been purchased by the reinvestment of dividends paid by the REIT on its stock for the Vesting Period under the REIT's Dividend Reinvestment Plan (the "DRIP") as if dividends had been paid on the stock Snyder is deemed to have received over the Vesting Period. At the end of the Vesting Period, the amount of shares of REIT stock that Snyder has been deemed to have received over the Vesting Period shall be determined and that amount of shares shall be deemed to be set aside for Snyder pursuant to this Arrangement and there shall be added to that amount of shares an amount equivalent to additional shares of REIT stock that may have been purchased by the reinvestment of dividends paid by the REIT on its stock pursuant to the DRIP for the period of time following the Vesting Period to the termination date of this Arrangement.

     (b) Bonuses. On any bonus that Snyder may be entitled to receive and for which Snyder has elected to defer pursuant to this Arrangement, the dollar amount of the bonus shall be determined by CBL as of the date of the granting of the bonus by CBL. Following that determination, an amount of REIT stock shall be deemed to be set aside for Snyder pursuant to this Arrangement equal to the amount of REIT stock that could have been purchased by Snyder with the amount of the bonus at the closing trading price of the REIT stock on the NYSE on the date the bonus is granted to Snyder. There shall be added to that amount of shares an amount equivalent to additional shares of REIT stock that may have been purchased by the reinvestment of dividends paid by the REIT on its stock pursuant to the DRIP for the period of time following the date of the granting of the bonus to the termination date of this Arrangement.

     5. Termination of Arrangement. (a) This Arrangement shall be terminated and all vested amounts herein shall be due and payable to Snyder, in the form of cash and shares of registered, freely tradable, non-restricted REIT stock ("Unrestricted REIT Stock") as set forth in subsection (e) below, upon the earlier to occur of the following and on the time table set forth in subsections (b), (c) and (d), as applicable, below:

     (i)  The death or disability of Snyder;

     (ii) The termination of Snyder's employment with CBL or a successor entity;

     (iii)At Snyder's election upon the sale or disposition of all assets of CBL to a nonrelated third party or a merger or consolidation of CBL where CBL is not the surviving entity;

     (iv) January 2, 2005.

     (b) For terminations of this Arrangement by virtue of the occurrence of any of the events listed in subsection (a)(ii) above on or before June 30 in a given year, Snyder shall receive the Unrestricted REIT Stock payable to him immediately after such termination and shall receive the amount of cash payable to him (as set forth in subsection (e) below) within 30 days of the date of termination. For terminations of this Arrangement by virtue of the occurrence of any of the events listed in subsection (a)(ii) above on or after July 1 of a given year, then Snyder shall receive any Unrestricted REIT Stock and cash payable to him on January 1 of the year following the year of termination.

     (c) For terminations of this Arrangement by virtue of the occurrence of any of the events listed in subsection (iii) above, the amounts to be paid to Snyder shall be paid to him in the form of cash and Unrestricted REIT stock, on January 1 of the calendar year following the year in which the event giving rise to the termination of this Arrangement occurred.

     (d) For terminations of this Arrangement by virtue of the occurrence of any of the events listed in subsection (a)(i) and (a)(iv) above, the amounts to be paid to Snyder shall be paid to him, in the form of cash and Unrestricted REIT stock, within thirty (30) days after the occurrence of the event giving rise to the termination of this Arrangement.

     (e) The amount of cash payable to Snyder under this Section 5 shall be a cash amount equal to the fair market value of the number of shares of REIT stock deemed to be set aside for Snyder as of the date of payment subject to a maximum of One Million Dollars ($1,000,000) in cash. Notwithstanding anything to the contrary provided herein, the amount of cash to be paid to Snyder shall not exceed $1,000,000.00. Any amounts due Snyder under this Agreement in excess of $1,000,000 shall be paid in the form of shares of Unrestricted REIT stock.

     6. Restriction on Transfer of Snyder's Rights. During the term of this Arrangement, Snyder may not transfer, pledge, alienate, assign or otherwise dispose of all or any of his rights under this Arrangement.

     7. Income Tax Recognition and Corresponding Compensation Deduction. At the termination of the Arrangement and payment of the amounts set forth herein to Snyder, Snyder shall recognize ordinary taxable income upon his receipt of same and CBL shall be entitled to a tax deduction, as compensation paid, in the same amount.

     8. Accredited Investor Status; Representations. Snyder acknowledges that his interests under this Arrangement may be considered a security for purposes of the Securities Act of 1933, as amended (the "Securities Acts"), and that CBL has not filed and will not file any registration statement in respect of such interests, and that CBL is relying on Snyder's representation in this Section 8 in order to qualify the offering of such securities (if the interests are considered as securities) for exemption from registration under the Securities Act. Snyder hereby represents and warrants that he is an "Accredited Investor" within the meaning of Section 501(a) of Regulation D promulgated under the Securities Act. Snyder agrees that he will immediately notify CBL if, at any time during the term of this Agreement, he ceases to be, or has reason to believe that he does not qualify as an Accredited Investor; and, in such event, CBL may immediately terminate this Arrangement and thereupon pay all vested amounts to Snyder. Snyder (i) understands and acknowledges the risks inherent in deferring amounts pursuant to this Arrangement and having said amounts credited as if invested in REIT stock, (ii) has the financial ability to bear the economic risk of this Arrangement (including possible loss), (iii) has adequate means for providing for his current needs and personal contingencies and has no need for liquidity with respect to the amounts deferred under this Arrangement, and (iv) has such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of this Arrangement and has obtained, in his judgment, sufficient information from CBL to evaluate the merits and risks of this Arrangement.

     9. Miscellaneous. (a) This Arrangement is not intended to be nor shall it be deemed to be an agreement of employment between Snyder and CBL.

     (b) This Arrangement shall be governed by and construed under the laws of the State of Tennessee.

     (c) This Arrangement shall not be construed as requiring CBL to pay any amount of salary or bonus to Snyder other than the amounts of salary increases or bonuses that Snyder has elected or may elect in the future to defer into the Arrangement.

     (d) This Arrangement shall not be construed in any fashion as a guarantee or assurance by CBL of the price or value of the REIT stock and whether it shall fluctuate positively or negatively during the course of this Arrangement.

     IN WITNESS WHEREOF, CBL and Snyder have executed this Arrangement to be effective as of the date first above written.


                  CBL & ASSOCIATES MANAGEMENT, INC.
                  (for itself and its affiliates)


                  By:      /s/ John N. Foy, Vice Chairman



                  /s/ Eric P. Snyder
                  Eric P. Snyder

Eric P. Snyder                                       Personal and Confidential
CBL & Associates Properties, Inc.
2030 Hamilton Place Blvd.
Suite 500, CBL Center
Chattanooga, Tennessee 37421

Re:      Clarification of Deferred Compensation Arrangement Payout Terms

Dear Eric,

     This letter is to clarify Paragraph 5 of the Deferred Compensation Arrangement between you and CBL & Associates Management, Inc. and affiliates ("CBL") dated as of January 1, 1997 (the "Arrangement"). Pursuant to that Paragraph, upon the payment to you of the amount of stock deferred under the Arrangement, you are to receive the sum of $1,000,000 in cash and the balance in the form of Unrestricted REIT Stock, as defined in the Arrangement. By way of clarification as to this Paragraph 5, upon the date that amounts are to be paid out to you under the Arrangement (the "Payment Date"), CBL shall deliver or cause to be delivered to you the total number of shares of Unrestricted REIT Stock as per the Arrangement with no reduction for the $1,000,000 cash portion. At your option, you may either sell that number of shares to provide you with the $1,000,000 cash as set forth in the Arrangement or CBL will assist you in selling that number of shares so as to provide you with the $1,000,000 in cash. Whether you elect to have CBL assist you in this sale, CBL will cover the transaction costs and expenses of such sale up to a maximum of $5,000.

     For purposes of the Arrangement and by our mutual execution hereof, we agree that the Arrangement shall be construed to provide that the entire amount that shall be due to you on a Payment Date is to be paid to you in CBL stock, regardless of any vagueness or contrary statement in the Arrangement and to the extent the terms of this letter agreement conflict with the terms of the Arrangement, the terms of this letter agreement shall control.

     Please execute both copies of this letter agreement signifying your agreement to the clarification of the Arrangement that is set forth herein. Retain one fully-executed counterpart for your files and return the other counterpart to Jeff Curry.

Thank you for your attention and cooperation in this matter.

Sincerely,


CBL & Associates Management, Inc., for itself and affiliates


By:      /s/ John N. Foy

Name:    John N. Foy

Title:   Vice Chairman of the Board and Chief Financial Officer


The undersigned has read this letter agreement and agrees to the terms hereof. Executed this 27 day of January, 2003.


/s/ Eric P. Snyder
Eric P. Snyder

                        SUBSIDIARIES OF THE COMPANY
                                                                     Exhibit 21

                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
Albemarle Partners Limited Partnership                     North Carolina
APWM, LLC                                                  Georgia
Arbor Place GP, Inc.                                       Georgia
Arbor Place II, LLC                                        Delaware
Arbor Place Limited Partnership                            Georgia
Asheville, LLC                                             North Carolina
BJ/Portland Limited Partnership                            Maine
Bonita Lakes Mall Limited Partnership                      Mississippi
Brookfield Square Joint Venture                            Ohio
Bursnville Minnesota, LLC                                  Minnesota
Cadillac Associates Limited Partnership                    Tennessee
Capital Crossing Limited Partnership                       North Carolina
Cary Limited Partnership                                   North Carolina
Cary Venture Limited Partnership                           Delaware
CBL & Associates Limited Partnership                       Delaware
CBL & Associates Management, Inc.                          Delaware
CBL Holdings I, Inc.                                       Delaware
CBL Holdings II, Inc.                                      Delaware
CBL Jarnigan Road, LLC                                     Delaware
CBL Morristown, LTD.                                       Tennessee
CBL Old Hickory Mall, Inc.                                 Tennessee
CBL Panama City, Inc.                                      Florida
CBL Terrace Limited Partnership                            Tennessee
CBL/ Imperial Valley GP, LLC                               California
CBL/34th Street St. Petersburg Limited Partnership         Florida
CBL/Bartow Limited Partnership                             Florida
CBL/BFW Kiosks, LLC                                        Delaware
CBL/Brookfield I, LLC                                      Delaware
CBL/Brookfield II, LLC                                     Delaware
CBL/Brushy Creek Limited Partnership                       Florida
CBL/Buena Vista Limited Partnership                        Georgia
CBL/Cary I, LLC                                            Delaware
CBL/Cary II, LLC                                           Delaware
CBL/Cedar Bluff Crossing Limited Partnership               Tennessee
CBL/Cherryvale I, LLC                                      Delaware
CBL/Citadel I, LLC                                         Delaware
CBL/Citadel II, LLC                                        Delaware
CBL/Columbia I, LLC                                        Delaware
CBL/Columbia II, LLC                                       Delaware


                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
CBL/Eastgate I, LLC                                        Delaware
CBL/Eastgate II, LLC                                       Delaware
CBL/Fayette I, LLC                                         Delaware
CBL/Fayette II, LLC                                        Delaware
CBL/Foothills Plaza Partnership                            Tennessee
CBL/GP Cary, Inc.                                          North Carolina
CBL/GP I, Inc.                                             Tennessee
CBL/GP II, Inc.                                            Wyoming
CBL/GP III, Inc.                                           Mississippi
CBL/GP V, Inc.                                             Tennessee
CBL/GP VI, Inc.                                            Tennessee
CBL/GP, Inc.                                               Wyoming
CBL/Huntsville, LLC                                        Delaware
CBL/J I, LLC                                               Delaware
CBL/J II, LLC                                              Delaware
CBL/Jefferson I, LLC                                       Delaware
CBL/Jefferson II, LLC                                      Delaware
CBL/Karnes Corner Limited Partnership                      Tennessee
CBL/Kentucky Oaks, LLC                                     Delaware
CBL/Low Limited Partnership                                Wyoming
CBL/Madison I, LLC                                         Delaware
CBL/Madison I, LLC                                         Delaware
CBL/Midland I, LLC                                         Delaware
CBL/Midland II, LLC                                        Delaware
CBL/MSC II, LLC                                            South Carolina
CBL/MSC, LLC                                               South Carolina
CBL/Nashua Limited Partnership                             New Hampshire
CBL/North Haven, Inc.                                      Connecticut
CBL/Northwoods I, LLC                                      Delaware
CBL/Northwoods II, LLC                                     Delaware
CBL/Old Hickory I, LLC                                     Delaware
CBL/Old Hickory II, LLC                                    Delaware
CBL/Parkdale, LLC                                          Texas
CBL/Perimeter Place Limited Partnership                    Tennessee
CBL/Plant City Limited Partnership                         Florida
CBL/Plantation Plaza, L.P.                                 Virginia
CBL/Rawlinson Place Limited Partnership                    Tennessee
CBL/Regency I, LLC                                         Delaware
CBL/Regency II, LLC                                        Delaware
CBL/Richland G.P., LLC                                     Texas


                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
CBL/Richland Mall, L.P.                                    Texas
CBL/Springs Crossing Limited Partnership                   Tennessee
CBL/Stroud, Inc.                                           Pennsylvania
CBL/Suburban, Inc.                                         Tennessee
CBL/Tampa Keystone Limited Partnership                     Florida
CBL/Towne Mall I, LLC                                      Delaware
CBL/Towne Mall II, LLC                                     Delaware
CBL/Uvalde, Ltd.                                           Texas
CBL/Wausau I, LLC                                          Delaware
CBL/Wausau II, LLC                                         Delaware
CBL/Wausau III, LLC                                        Delaware
CBL/Wausau IV, LLC                                         Delaware
CBL/Westmoreland Ground, LLC                               Pennsylvania
CBL/Westmoreland I, LLC                                    Pennsylvania
CBL/Westmoreland II, LLC                                   Pennsylvania
CBL/Westmoreland, L.P.                                     Pennsylvania
CBL/Weston I, LLC                                          Delaware
CBL/Weston II, LLC                                         Delaware
CBL/Windsor, LLC                                           Colorado
CBL/York, Inc.                                             Pennsylvania
Charleston Joint Venture                                   Ohio
Charter Oak Marketplace                                    Connecticut
Chester Square Limited Partnership                         Virginia
Chesterfield Crossing, LLC                                 Virginia
Coastal Way, L.C.                                          Florida
Cobblestone Village at St. Augustine, LLC                  Florida
College Station Partners, Ltd.                             Texas
Columbia Joint Venture                                     Ohio
Coolsprings Crossing Limited Partnership                   Tennessee
Cortlandt Town Center Limited Partnership                  New York
Cortlandt Town Center, Inc.                                New York
Cosby Station Limited Partnership                          Georgia
Courtyard at Hickory Hollow Limited Partnership            Delaware
Creekwood Gateway, LLC                                     Florida
Crossville Associates Limited Partnership                  Tennessee
CV at North Columbus, LLC                                  Georgia
Development Options, Inc.                                  Wyoming
Development Options/Cobblestone, LLC                       Florida
East Ridge Partners, L.P.                                  Tennessee
East Towne Crossing Limited Partnership                    Tennessee


                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
Eastgate Company                                           Ohio
Eastridge, LLC                                             North Carolina
ERMC II, L.P.                                              Tennessee
ERMC III, L.P.                                             Tennessee
ERMC IV, LP                                                Tennessee
ERMC V, L.P.                                               Tennessee
Fayette Development Property, LLC                          Kentucky
Fifty-Eight Partners, L.P.                                 Tennessee
Foothills Mall Associates, LP                              Tennessee
Foothills Mall, Inc.                                       Tennessee
Frontier Mall Associates Limited Partnership               Wyoming
Georgia Square Associates, Ltd.                            Georgia
Georgia Square Partnership                                 Georgia
Governor's Square Company IB                               Ohio
Governor's Square Company                                  Ohio
Gunbarrel Commons, LLC                                     Tennessee
Henderson Square Limited Partnership                       North Carolina
Hickory Hollow Courtyard, Inc.                             Delaware
Hickory Hollow Mall Limited Partnership                    Delaware
Hickory Hollow Mall, Inc.                                  Delaware
High Point Development Limited Partnership                 North Carolina
High Point Development Limited Partnership II              North Carolina
Houston Willowbrook LLC                                    Texas
Hudson Plaza Limited Partnership                           New York
Imperial Valley Mall, L.P.                                 California
Janesville Mall Limited Partnership                        Wisconsin
Janesville Wisconsin, Inc.                                 Wisconsin
Jarnigan Road II, LLC                                      Delaware
Jarnigan Road Limited Partnership                          Tennessee
Jefferson Mall Company                                     Ohio
Jefferson Mall Company II, LLC                             Delaware
JG Randolph II, LLC                                        Delaware
JG Randolph, LLC                                           Ohio
JG Saginaw II, LLC                                         Delaware
JG Saginaw, LLC                                            Ohio
JG Winston-Salem, LLC                                      Ohio
Kentucky Oaks Mall Company                                 Ohio
Kingston Overlook Limited Partnership                      Tennessee
LaGrange Commons Limited Partnership                       New York
Lakeshore Gainesville Limited Partnership                  Georgia
Lakeshore/Sebring Limited Partnership                      Florida


                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
Leaseco, Inc.                                              New York
Lebcon Associates                                          Tennessee
Lebcon I, Ltd.                                             Tennessee
Lee Partners                                               Tennessee
Lexington Joint Venture                                    Ohio
Lion's Head Limited Partnership                            Tennessee
Longview Associates Limited Partnership                    North Carolina
Lunenburg Crossing Limited Partnership                     Massachusetts
Madison Joint Venture                                      Ohio
Madison Plaza Associates, Ltd.                             Alabama
Madison Square Associates, Ltd.                            Alabama
Mall of South Carolina Limited Partnership                 South Carolina
Mall of South Carolina Outparcel Limited Partnership       South Carolina
Mall Shopping Center Company, L.P.                         Texas
Maryville Department Stores Associates                     Tennessee
Maryville Partners, L.P.                                   Tennessee
Massard Crossing Limited Partnership                       Arkansas
Meridian Mall Company, Inc.                                Michigan
Meridian Mall Limited Partnership                          Michigan
Midland Joint Venture                                      Michigan
Montgomery Partners, L.P.                                  Tennessee
Mortgage Holdings, LLC                                     Delaware
NewLease Corp.                                             Tennessee
North Charleston Joint Venture                             Ohio
North Charleston Joint Venture II, LLC                     Delaware
North Haven Crossing Limited Partnership                   Connecticut
Oak Ridge Associates Limited Partnership                   Tennessee
Old Hickory Mall Venture                                   Tennessee
Old Hickory Mall Venture II, LLC                           Delaware
PPG Venture I, LP                                          Delaware
Panama City Mall, LLC                                      Delaware
Panama City Peripheral, LLC                                Florida
Park Village Limited Partnership                           Florida
Parkdale Crossing GP, Inc.                                 Texas
Parkdale Crossing Limited Partnership                      Texas
Parkdale Mall Associates                                   Texas
Parkway Place Limited Parntership                          Alabama
Parkway Place, Inc.                                        Alabama
Post Oak Mall Associates Limited Partnership               Texas
Property Taxperts, LLC                                     Nevada


                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
Racine Joint Venture                                       Ohio
Racine Joint Venture II, LLC                               Delaware
RC Jacksonville, LC                                        Florida
RC Strawbridge Limited Partnership                         Virginia
Rivergate Mall Limited Partnership                         Delaware
Rivergate Mall, Inc.                                       Delaware
Salem Crossing Limited Partnership                         Virginia
Sand Lake Corners Limited Partnership                      Florida
Sand Lake Corners, LC                                      Florida
Scottsboro Associates, Ltd.                                Alabama
Seacoast Shopping Center Limited Partnership               New Hampshire
Shopping Center Finance Corp.                              Wyoming
Springdale/Mobile GP II, Inc.                              Alabama
Springdale/Mobile GP, Inc.                                 Alabama
Springdale/Mobile Limited Partnership                      Alabama
Springdale/Mobile Limited Partnership II                   Alabama
Springhurst Limited Partnership                            Kentucky
St. Clair Square GP, Inc.                                  Illinois
St. Clair Square Limited Partnership                       Illinois
Sterling Creek Commons Limited Partnership                 Virginia
Stone East Partners, Ltd.                                  Tennessee
Stoney Brook Landing LLC                                   Kentucky
Stroud Mall LLC                                            Pennsylvania
Suburban Plaza Limited Partnership                         Tennessee
Sutton Plaza GP, Inc.                                      New Jersey
Sutton Plaza Limited Partnership                           New Jersey
The Galleria Associates, L.P.                              Tennessee
The Lakes Mall, LLC                                        Michigan
The Landing at Arbor Place II, LLC                         Delaware
The Landing at Arbor Place Limited Partnership             Missouri
The Marketplace at Mill Creek, LLC                         Georgia
The Shoppes at Hamilton Place, LLC                         Tennessee
Towne Mall Company                                         Ohio
Turtle Creek Limited Partnership                           Mississippi
Twin Peaks Mall Associates, Ltd.                           Colorado
Valley Crossing Associates Limited Partnership             North Carolina
Vicksburg Mall Associates, Ltd.                            Mississippi
Village at Rivergate Limited Partnership                   Delaware
Village at Rivergate, Inc.                                 Delaware
Walnut Square Associates Limited Partnership               Wyoming


                                                      STATE OF INCORPORATION OR
SUBSIDIARY                                                   FORMATION
-------------------------------------------------------------------------------
Waterford Commons of CT II, LLC                            Delaware
Waterford Commons of CT, LLC                               Delaware
Wausau Joint Venture                                       Ohio
Westgate Crossing Limited Partnership                      North Carolina
Westgate Mall II, LLC                                      Delaware
Westgate Mall Limited Partnership                          South Carolina
Weston Management Company Limited Partnership              Delaware
Wilkes-Barre Marketplace GP, LLC                           Pennsylvania
Wilkes-Barre Marketplace, L.P.                             Pennsylvania
Willowbrook Plaza Limited Partnership                      Maine
York Galleria Limited Partnership                          Virginia

                                                                   Exhibit 23


                         INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statements Nos. 33-73376, 333-04295, 333-41768, and 333-88914 on Form S-8 and Registration
Statements Nos. 33-62830, 333-90395, 333-47041, and 333-97831 on Form S-3 of CBL
& Associates Properties, Inc. of our report dated February 21, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the impact of the adoption of Statement of Financial Accounting Standard No.144), appearing in this Annual Report on Form 10-K of CBL & Associates Properties, Inc. for the year ended December 31, 2002.




DELOITTE & TOUCHE LLP


Atlanta, Georgia
March 20, 2003

                                                                   Exhibit 24
                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report of CBL & Associates Properties, Inc. on Form 10-K for the fiscal year ended December 31, 2002, including one or more amendments to such Form 10-K, which amendments may make such changes as such person deems appropriate, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, the undersigned has executed this Power-of-Attorney on the date set opposite his respective name.

            Signature                                    Title                                Date

__/s/ Charles B. Lebovitz_____        Chairman of the Board, and Chief Executive           March 21, 2003
Charles B. Lebovitz                   Officer (Principal Executive Officer)

__/s/ John N. Foy___________          Vice Chairman of the Board, Chief Financial          March 21, 2003
John N. Foy                           Officer and Treasurer (Principal Financial
                                      Officer and Principal Accounting Officer)

__/s/ Stephen D. Lebovitz_____        Director, President and Secretary                    March 21, 2003
Stephen D. Lebovitz

__/s/ Claude M. Ballard______         Director                                             March 21, 2003
Claude M. Ballard

__/s/ Gary L. Bryenton______          Director                                             March 21, 2003
Gary L. Bryenton

__/s/ Martin J. Cleary________        Director                                             March 21,2003
Martin J. Cleary

__/s/ Leo Fields_____________         Director                                             March 21, 2003
Leo Fields

__/s/ William J. Poorvu______         Director                                             March 21, 2003
William J. Poorvu

__/s/ Winston W. Walker____           Director                                             March 21, 2003
Winston W. Walker

                                                                 Exhibit 99.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles B. Lebovitz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Charles B. Lebovitz
------------------------------------
Charles B. Lebovitz, Chief Executive Officer

March 21, 2003
------------------------------------
Date

                                                                   Exhibit 99.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Annual Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John N. Foy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 21, 2003
------------------------------------
Date