Form 10-Q
period 2003-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2003-05-15
CIK 910612

Act of 1934 -- Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended     March 31, 2003
                                        --------------------------
                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended __________to ____________

                           Commission File No. 1-12494

                              CBL & ASSOCIATES PROPERTIES, INC.
                   (Exact name of registrant as specified in its charter)

            Delaware                                         62-1545718
----------------------------------------             -------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)

2030 Hamilton Place Blvd., Suite #500
Chattanooga, Tennessee                                        37421-6000
--------------------------------------------          ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (423) 855-0001
                                                     -------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                         Name of each Exchange
Title of Each Class                                      on which Registered
-------------------                                      -------------------
Common Stock, $.01 par value per share                   New York Stock Exchange

9.0% Series A Cumulative Redeemable Preferred            New York Stock Exchange
    Stock, par value $.01 per share

8.75% Series B Cumulative Redeemable Preferred           New York Stock Exchange
    Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes_X__ No_____

     As of May 12, 2003, there were 29,995,030 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.



                                      INDEX

                                                                     PAGE NUMBER

PART I    FINANCIAL INFORMATION

          ITEM 1:       FINANCIAL INFORMATION                              3

          CONSOLIDATED BALANCE SHEETS - AS OF MARCH 31,                    4
          2003 AND DECEMBER 31, 2002

          CONSOLIDATED STATEMENTS OF OPERATIONS - FOR THE                  5
          THREE MONTHS ENDED MARCH 31, 2003 AND 2002

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE                    6
          THREE MONTHS ENDED MARCH 31, 2003 AND 2002

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

          ITEM 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS              14
                        OF FINANCIAL CONDITION AND RESULTS OF
                        OPERATIONS

          ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURE           28
                        ABOUT MARKET RISK

          ITEM 4:       CONTROLS AND PROCEDURES                           29

PART II   OTHER INFORMATION

          ITEM 1:       LEGAL PROCEEDINGS                                 30

          ITEM 2:       CHANGES IN SECURITIES                             30

          ITEM 3:       DEFAULTS UPON SENIOR SECURITIES                   30

          ITEM 4:       SUBMISSION OF MATTERS TO HAVE A VOTE              30
                        OF SECURITY HOLDERS

          ITEM 5:       OTHER INFORMATION                                 30

          ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K                  30

SIGNATURE AND CERTIFICATIONS                                              31

                        CBL & Associates Properties, Inc.


                          Item 1: Financial Information

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2003, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company"), audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2002.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                             March 31,             December 31,
                                                                               2003                    2002
                                                                      -----------------------  ---------------------
ASSETS
Real estate assets:
  Land..............................................................  $              568,293   $             570,818
  Buildings and improvements........................................                3,405,457              3,394,787
                                                                      -----------------------  ---------------------
                                                                                    3,973,750              3,965,605
    Less accumulated depreciation...................................                (458,638)               (434,840)
                                                                      -----------------------  ---------------------
                                                                                    3,515,112              3,530,765
  Developments in progress..........................................                  114,256                 80,720
                                                                      -----------------------  ---------------------
    Net investment in real estate assets............................                3,629,368              3,611,485
Cash and cash equivalents...........................................                   22,989                 13,355
Receivables:
  Tenant, net of allowance for doubtful accounts of $2,889 in
     2003 and $2,861 in 2002........................................                   37,589                 37,994
  Other.............................................................                    6,366                  3,692
Mortgage notes receivable...........................................                   22,903                 23,074
Investment in unconsolidated affiliates.............................                   76,195                 68,232
Other assets........................................................                   37,729                 37,282
                                                                      -----------------------  ---------------------
                                                                      $             3,833,139  $           3,795,114
                                                                      =======================  =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................  $             2,443,482  $           2,402,079
Accounts payable and accrued liabilities............................                  100,320                151,332
                                                                      -----------------------  ---------------------
  Total liabilities.................................................                2,543,802              2,553,411
                                                                      -----------------------  ---------------------
Minority interest...................................................                  523,002                500,513
                                                                      -----------------------  ---------------------
Commitments and contingencies (Note 8)..............................
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized:
     9.0% Series A Cumulative Redeemable Preferred Stock,
         2,675,000 shares outstanding in 2003 and 2002..............                       27                     27
     8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2003 and in 2002 ..........                       20                     20
  Common stock, $.01 par value, 95,000,000 shares authorized,
    29,886,912 and 29,797,469 shares issued and outstanding
    in 2003 and 2002, respectively..................................                      299                    298
  Additional paid - in capital......................................                  767,194                765,686
  Accumulated other comprehensive loss..............................                  (1,543)                 (2,397)
  Retained earnings (accumulated deficit)...........................                      338                (22,444)
    Total shareholders' equity......................................                  766,335                741,190
                                                                      -----------------------  ---------------------
                                                                      $             3,833,139  $           3,795,114
                                                                      =======================  =====================

 The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                      ----------------------------------------------
                                                                               2003                    2002
                                                                      -----------------------  ---------------------
REVENUES:
Rentals:
   Minimum rents.....................................                              $  102,988               $ 90,569
   Percentage rents..................................                                   6,330                  6,717
   Other rents.......................................                                   2,029                  2,058
Tenant reimbursements................................                                  49,956                 38,587
Management, development and leasing fees.............                                   1,319                  1,298
Interest and other...................................                                   3,924                  5,688
                                                                      -----------------------  ---------------------
  Total revenues.....................................                                 166,546                144,917
                                                                      -----------------------  ---------------------
EXPENSES:
Property operating...................................                                  28,272                 22,320
Depreciation and amortization........................                                  26,312                 22,481
Real estate taxes....................................                                  13,993                 11,527
Maintenance and repairs..............................                                  10,557                  8,562
General and administrative...........................                                   6,353                  5,741
Interest.............................................                                  36,956                 36,787
Loss on extinguishment of debt.......................                                      --                  1,948
Other................................................                                   2,341                  3,747
                                                                      -----------------------  ---------------------
  Total expenses.....................................                                 124,784                113,113
                                                                      -----------------------  ---------------------
Income from operations...............................                                  41,762                 31,804
Gain on sales of real estate assets..................                                   1,104                    415
Equity in earnings of unconsolidated affiliates......                                   1,757                  2,087
Minority interest in earnings:
  Operating partnership..............................                                (20,637)               (16,197)
  Shopping center properties.........................                                   (540)                  (917)
                                                                      -----------------------  ---------------------
Income before discontinued operations................                                  23,446                 17,192
Operating income of discontinued operations..........                                      87                    566
Gain on discontinued operations......................                                   2,935                  1,243
                                                                      -----------------------  ---------------------
Net income...........................................                                  26,468                 19,001
Preferred dividends..................................                                 (3,692)                (1,617)
                                                                      -----------------------  ---------------------
Net income available to common shareholders..........                       $          22,776             $   17,384
                                                                      =======================  =====================
Basic per share data:
    Income before discontinued operations, net of
        preferred dividends..........................                              $    0.66               $    0.59
    Discontinued operations..........................                                   0.10                    0.07
                                                                      -----------------------  ---------------------
    Net income available to common shareholders......                              $    0.76               $    0.66
                                                                      =======================  =====================
    Weighted average common shares outstanding.......                                 29,726                  26,356
Diluted per share data:
    Income before discontinued operations, net of
        preferred dividends..........................                              $    0.64               $    0.57
    Discontinued operations..........................                                   0.10                    0.07
                                                                      -----------------------  ---------------------
    Net income available to common shareholders......                              $    0.74                $   0.64
                                                                      =======================  =====================
Weighted average common and potential dilutive
    common shares outstanding........................                                 30,803                  27,121

   The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                      ----------------------------------------------
                                                                               2003                     2002
                                                                      -----------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................................                $26,468            $19,001
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation......................................................                 20,132             18,717
  Amortization......................................................                  7,246              4,612
  Gain on sales of real estate assets...............................                (1,104)              (415)
  Gain on discontinued operations...................................                (2,935)            (1,243)
  Loss on extinguishment of debt....................................                     --              1,965
  Issuance of stock under incentive plan............................                  1,129              1,150
  Amortization of lease origination value...........................                   (50)                 --
  Write-off of development projects.................................                    (8)                 --
  Deferred compensation.............................................                     89                 --
  Equity in earnings in excess of distributions from
    unconsolidated affiliates.......................................                (1,046)                 --
  Minority interest in earnings.....................................                 21,177             17,111
Changes in:
  Tenant and other receivables......................................                (2,575)              2,025
  Other assets......................................................                  1,266            (1,178)
  Accounts payable and accrued liabilities..........................               (11,279)            (2,804)
                                                                      -----------------------  ---------------------
          Net cash provided by operating activities.................                 58,510             58,941
                                                                      =======================  =====================
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate assets.................................               (22,525)           (13,305)
    Other capital expenditures......................................               (27,570)           (11,629)
    Capitalized interest............................................                (1,186)              (844)
    Additions to other assets.......................................                  (419)              (401)
    Proceeds from sales of real estate assets.......................                  9,508             22,682
    Payments received on mortgage notes receivable..................                    170              2,540
    Additions to mortgage notes receivable..........................                     --            (3,219)
    Distributions in excess of equity in earnings of
      unconsolidated affiliates.....................................                     --             13,618
    Additional investments in and advances to unconsolidated affiliates.            (6,917)           (12,483)
                                                                      -----------------------  ---------------------
          Net cash used in investing activities.....................               (48,939)            (3,041)
                                                                      =======================  =====================
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable..................                164,347            120,330
    Principal payments on mortgage and other notes payable..........              (122,944)          (248,571)
    Additions to deferred financing costs...........................                (2,399)              (341)
    Prepayment penalties on extinguishment of debt..................                     --            (1,875)
    Proceeds from issuance of common stock..........................                  1,011            115,690
    Proceeds from exercise of stock options.........................                    769              1,367
    Distributions to minority investors.............................               (17,511)           (15,650)
    Dividends paid..................................................               (23,210)           (15,258)
                                                                      -----------------------  ---------------------
          Net cash provided by (used in) financing activities.......                     63           (44,308)
                                                                      -----------------------  ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.............................                  9,634             11,592
CASH AND CASH EQUIVALENTS, beginning of period......................                 13,355             10,137
                                                                      -----------------------  ---------------------
CASH AND CASH EQUIVALENTS, end of period............................                $22,989            $21,729
                                                                      =======================  =====================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized................                $36,575            $37,223
                                                                      =======================  =====================

      The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
              Notes to Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)


Note 1 - Investment In Unconsolidated Affiliates

     Condensed combined results of operations for the unconsolidated affiliates are presented as follows:

                                                     Total for the Three Months         Company's Share for the
                                                  --------------------------------            Three Months
                                                          Ended March 31,                   Ended March 31,
                                                       2003             2002             2003             2002

        Revenues                                          $10,746          $11,854           $6,175           $5,927
                                                          -------          -------           ------           ------
        Depreciation and amortization                       1,597            1,738              896              924
        Interest expense                                    3,012            2,549            1,860            1,271
        Other operating expenses                            2,542            3,264            1,662            1,645
                                                          -------          -------           ------           ------
        Income from operations                             $3,595           $4,303           $1,757           $2,087
                                                           ======           ======           ======           ======


     At March 31, 2003, the Company had investments in nine partnerships representing four malls, two associated centers and two community centers, as well as one mall under construction, vacant land held for sale or lease and one development property, all of which are accounted for using the equity method.

Note 2 - Mortgage and Other Notes Payables

     Mortgage and other notes payable consisted of the following at March 31, 2003 and December 31, 2002, respectively:

                                                             March 31, 2003                   December 31, 2002
                                                    ---------------------------------   -----------------------------
                                                                        Weighted                         Weighted
                                                                        Average                          Average
                                                                        Interest                         Interest
                                                      Amount            Rate(1)           Amount         Rate(1)
                                                    ---------------   ---------------   -------------  --------------
   Fixed-rate debt:
      Non-recourse     loans    on    operating       $1,943,722         7.06%            $1,867,915      7.16%
         properties                                 ---------------                     -------------
   Variable-rate debt:
      Recourse    term   loans   on   operating          281,057         3.90%               290,954      3.98%
         properties
      Lines of credit                                    186,525         2.31%               221,275      2.69%
      Construction loans                                  32,178         2.98%                21,935      3.08%
                                                    ---------------                     -------------
      Total variable-rate debt                           499,760         3.24%               534,164      3.41%
   Total                                            ---------------      6.28%          -------------     6.32%
                                                      $2,443,482                          $2,402,079
                                                    ===============                     =============

     (1) Weighted-average interest rate before amortization of deferred financing costs.


     On February 28, 2003, the Company entered into a new secured credit facility for $255,000. This new credit facility replaced both the Company's $130,000 secured credit facility and its unsecured facility of $105,275. The new credit facility bears interest at LIBOR plus 100 basis points, expires in February 2006, and has a one-year extension, which is at the Company's election. Six regional malls and three associated centers secure the new credit facility.

     The Company's credit facilities total $365,000, of which $178,475 was available at March 31, 2003. Additionally, the Company had other credit facilities totaling $14,585 that are used only for issuances of letters of credit, of which $1,630 was available at March 31, 2003.

     As of March 31, 2003, the Company had total commitments under construction loans of $59,573, of which $27,395 was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction. The Company also had $9,056 available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

     On February 26, 2003, the Company obtained an $85,000, non-recourse loan that is secured by Westmoreland Mall and Westmoreland Crossing in Greensburg, PA. The loan bears interest at 5.05% and has a term of ten years with payments based on a 25-year amortization schedule.

     The weighted average maturities of the Company's consolidated debt was 5.7 years at March 31, 2003 and December 31, 2002.

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS No. 145 was effective for the Company on January 1, 2003. All losses on extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to an operating expense in the accompanying consolidated statements of operations.

     Fourteen malls, five associated centers and the office building are owned by special purpose entities that are included in the consolidated financial statements. The sole business purpose of the special purpose entities is the ownership and operation of the properties. The mortgaged real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Note 3 -Derivative Financial Instruments

     The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. The Company had the following interest rate swap agreement, which was designated as a cash flow hedge, at March 31, 2003:

  Notional Amount      Fixed LIBOR Component     Expiration Date     Fair Value
-------------------- ------------------------- ------------------- -------------
      $ 80,000                5.830%                08/30/2003       $(1,543)

     At March 31, 2003, the interest rate swap's fair value was recorded in accounts payable and accrued liabilities. For the quarter, adjustments of $854 were recorded as adjustments in other comprehensive income. Over time, unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. Before August 30, 2003, the Company estimates that it will reclassify the entire balance of $(1,543) to earnings as interest expense.

     The Company is exposed to credit losses if counterparties to the swap agreements are unable to perform; therefore, the Company continually monitors the credit standing of the counterparties.

Note 4 - Segment Information

     The Company measures performance and allocates resources according to property type, which are determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company's reportable segments is presented as follows:

                                                         Associated      Community
Three Months Ended March 31, 2003            Malls         Centers        Centers         All Other          Total
--------------------------------------   ------------    ------------    -----------     -------------   -----------
Revenues                                 $  140,629       $  5,396        $ 15,207          $  5,314     $  166,546
Property operating expenses (1)             (47,831)        (1,336)         (3,857)              202        (52,822)
Interest expense                            (33,072)          (953)         (1,941)             (990)       (36,956)
Other expense                                    --             --              --            (2,341)        (2,341)
Gain on sales of real estate assets              (5)            --             348               761          1,104
                                         ------------    ------------    -----------     -------------   -----------
Segment profit and loss                  $   59,721       $  3,107        $  9,757          $  2,946         75,531
                                         ============    ============    ===========     =============
Depreciation and amortization                                                                               (26,312)
General and administrative                                                                                   (6,353)
Loss on extinguishment of debt                                                                                   --
Equity in earnings and minority
  interest in earnings                                                                                      (19,420)
                                                                                                         -----------
Income before discontinued operations                                                                    $   23,446
                                                                                                         ===========
Total assets (2)                         $3,083,149       $162,130        $412,279          $175,581     $3,833,139
Capital expenditures (2)                 $   34,700       $  1,185        $    664          $ 17,406     $   53,935


                                                         Associated      Community
Three Months Ended March 31, 2002            Malls         Centers        Centers         All Other          Total
--------------------------------------   ------------    ------------    -----------     -------------   -----------
Revenues                                 $  121,806       $  4,075        $ 15,898          $  3,138     $  144,917
Property operating expenses (1)             (41,627)        (1,238)         (4,340)            4,796        (42,409)
Interest expense                            (30,203)          (913)         (2,641)           (3,030)       (36,787)
Other expense                                    --             --              --            (3,747)        (3,747)
Gain on sales of real estate assets            (262)            --          (1,301)             1,978           415
                                         ------------    ------------    -----------     -------------   -----------
Segment profit and loss                  $   49,714       $  1,924        $  7,616          $  3,135         62,389
                                         ============    ============    ===========     =============
Depreciation and amortization                                                                               (22,481)
General and administrative                                                                                   (5,741)
Loss on extinguishment of debt                                                                               (1,948)
Equity in earnings and minority
  interest in earnings                                                                                      (15,027)
                                                                                                         -----------
Income before discontinued operations                                                                    $   17,192
                                                                                                         ===========
Total assets (2)                         $2,730,895       $128,017        $457,991          $ 83,838     $3,400,741
Capital expenditures (2)                 $   80,162       $    787        $  4,679          $ 21,064     $  106,692

(1) Property operating expenses include property operating expenses, real estate taxes, and maintenance and repairs.
(2) Amounts include investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 5 - Discontinued Operations

     On February 28, 2003, the Company sold a community center for $7,760 and recognized a net gain on discontinued operations of $2,935. Total revenues for this community center were $116 and $192 for the three months ended March 31, 2003 and 2002, respectively.


Note 6 - Earnings Per Share

     Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive. The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                     2002             2003
                                                ---------------- ---------------
Weighted average shares                             29,850           26,455
Effect of nonvested stock awards                      (124)             (99)
                                                ---------------- ---------------
Denominator - basic earnings per share              29,726           26,356
Effect of dilutive securities:
   Stock options, nonvested stock awards and
    deemed shares related to deferred
    compensation plans                               1,077              765
                                                ---------------- ---------------
Denominator - diluted earnings per share            30,803           27,121
                                                ================ ===============

Note 7 - Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components:

                                                  Three Months Ended March 31,
                                                --------------------------------
                                                     2002             2003
                                                ---------------- ---------------
Net income                                            $26,468          $19,001
Gain on current period cash flow hedges                   854            2,142
                                                ---------------- ---------------
Comprehensive income                                  $27,322          $21,143
                                                ================ ===============

Note 8 - Contingencies

     The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management's opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

     Based on environmental studies completed to date, management believes any exposure related to environmental cleanup will not materially affect the Company's financial position or results of operations.

     The Company has guaranteed all of the construction debt related to Waterford Commons, which is owned in a joint venture with a third party that owns a minority interest. The total amount of the commitment for this construction loan is $30,000, of which $10,762 was outstanding at March 31, 2002. The Company will receive a fee from the joint venture in exchange for the guaranty, which will be recognized as revenue pro rata over the term of the guaranty to the extent of the third party partner's interest. The guaranty will expire when the construction loan matures in July 2004. The fee had not been received as of March 31, 2003.

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest. The total amount outstanding at March 31, 2003, was $56,458, of which the Company has guaranteed $28,229. The guaranty will expire when the related debt matures in December 2003. The Company did not receive a fee for issuing this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company will guarantee 100% of the construction debt to be incurred to develop Coastal Grand. There was no construction debt outstanding at March 31, 2003. The Company will receive a fee for this guaranty when the guaranty is issued, which will be recognized as revenue pro rata over the term of the guaranty to the extent of the third party's interest.

Note 9 - Stock-Based Compensation

     Historically, the Company has accounted for stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company will record the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". There were no stock options granted during the three months ended March 31, 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to employee stock options:

                                                                 Three Months Ended March 31,
                                                              ----------------------------------
                                                                  2003                 2002
                                                              -------------       --------------
Net income available to common shareholders, as reported            $22,776              $17,384
Compensation expense determined under fair value method               (153)                (114)
                                                              -------------       --------------
Pro forma net income available to common shareholders               $22,623              $17,270
                                                              =============       ==============
Earnings per share:
   Basic, as reported                                               $  0.76              $  0.66
                                                              =============       ==============
   Basic, pro forma                                                 $  0.76              $  0.66
                                                              =============       ==============
   Diluted, as reported                                             $  0.74              $  0.64
                                                              =============       ==============
   Diluted, pro forma                                               $  0.74              $  0.64
                                                              =============       ==============

Note 10 - Recent Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Since the Company typically does not engage in significant disposal activities, the implementation of SFAS No. 146 in 2003 did not have a significant impact on the Company's reported financial results.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107, and rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee, which is effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FASB Interpretation No. 45 in the fourth quarter of 2002. In accordance with the interpretation, the Company adopted the remaining provisions of FASB Interpretation No. 45 effective January 1, 2003, which did not have a material effect on the financial position and results of operations of the Company since the Company did not enter into or modify any guarantees during the three months ended March 31, 2003.

Note 11 - Reclassifications

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

GENERAL BACKGROUND

     CBL & Associates Properties, Inc.'s consolidated financial statements and accompanying notes reflect the consolidated financial results of CBL & Associates Limited Partnership (the "Operating Partnership"), which owns interests in a portfolio of properties consisting of:

|X| 54 regional malls, of which four are accounted for as unconsolidated affiliates using the equity method,

|X| 20 associated centers, of which two are accounted for as unconsolidated affiliates using the equity method,

|X| 63 community centers, of which two are accounted for as unconsolidated affiliates using the equity method,

|X|  mortgages  on  11  properties  that  are  secured  by  first  mortgages  or
     wrap-around   mortgages   on  the   underlying   real  estate  and  related
     improvements,

|X| one mall, which is owned in a unconsolidated joint venture, one associated center and three community centers currently under construction, and

|X|  options to acquire certain shopping center development sites.

     The consolidated financial statements also include the accounts of CBL & Associates Management, Inc. (the "Management Company"). CBL & Associates Properties, Inc., the Operating Partnership and the Management Company are referred to collectively as the "Company".


     The Company classifies its regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category is presently comprised of The Lakes Mall in Muskegon, Michigan, which opened in August 2001, and Parkway Place Mall in Huntsville, Alabama, which opened in October 2002.

RESULTS OF OPERATIONS

     The following significant transactions impact the comparison of the results of operations for the three months ended March 31, 2003 to the comparable period ended March 31, 2002:

|X| The Company has opened or acquired five properties subsequent to the first quarter of 2002. Therefore, the three months ended March 31, 2003, includes a full period of operations for these properties while the comparable period a year ago did not include any operations for them. The properties opened or acquired are as follows:

                                                                                    Open/Acquisition
     Project Name                    Location               Type of Addition        Date
     ---------------------------     -------------------    -------------------     -----------------
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

|X| In December 2002, the Company acquired the remaining ownership interest in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI. These properties were consolidated during the first quarter of 2003 while they were accounted for as unconsolidated affiliates in the first quarter of 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Dollars in Thousands)

                                                       2003             2002         $ Variance        % Variance
                                                    ----------       ----------      -----------       -----------
Total revenues                                       $166,546         $144,917           $21,629             14.9%
                                                    ----------       ----------      -----------       -----------
Expenses:
   Property operating, real estate taxes and
      maintenance and repairs                          52,822           42,409            10,413             24.6%
   Depreciation and amortization                       26,312           22,481             3,831             17.0%
   General and administrative                           6,353            5,741               612             10.7%
   Interest expense                                    36,956           36,787               169              0.5%
   Loss on extinguishment of debt                          --            1,948           (1,948)          (100.0)%
   Other                                                2,341            3,747           (1,406)           (37.5)%
                                                    ----------       ----------      -----------       -----------
      Total expenses                                  124,784          113,113            11,671             10.3%
                                                    ----------       ----------      -----------       -----------
Income from operations                                 41,762           31,804             9,958             31.3%
Gain on sales of real estate assets                     1,104              415               689            166.0%
Equity in earnings of unconsolidated affiliates         1,757            2,087             (330)           (15.8)%
Minority interest in earnings:
   Operating partnership                             (20,637)         (16,197)           (4,440)             27.4%
   Shopping center properties                           (540)            (917)               377           (41.1)%
                                                    ----------       ----------      -----------       -----------
Income before discontinued operations                  23,446           17,192             6,254             36.4%
Income from discontinued operations                     3,022            1,809             1,213             67.1%
                                                    ----------       ----------      -----------       -----------
Net income                                             26,468           19,001             7,467             39.3%
Preferred dividends                                   (3,692)          (1,617)           (2,075)            128.3%
                                                    ----------       ----------      -----------       -----------
Net income available to common shareholders           $22,776          $17,384            $5,392             31.0%
                                                    ==========       ==========      ===========       ===========

Revenues

     The $21.6 million increase in revenues resulted from the following significant factors:

     [X] an increase in minimum rents and tenant reimbursements of $13.6 million attributable to the five properties opened or acquired since the first quarter of 2002 and the three properties that are now consolidated,

     [X] an increase in minimum rents and tenant reimbursements of $12.1 million from the Company's remaining properties. The Company's cost recovery percentage increased to 94.5% for the first quarter of 2003 compared to 91.0% for the first quarter of 2002,

     [X] a reduction in percentage rents of $0.4 million, which resulted from a decline at the Company's existing properties of $0.8 million due to the overall decline in total tenant sales volume in the Company's portfolio, offset by an increase of $0.4 million from the addition of the properties discussed above, and

     [X] a reduction in interest and other revenues of $1.8 million due to a decrease in interest revenues because of the continued amortization of mortgage notes receivable and a reduction in the revenues of the Company's taxable REIT subsidiary.

Expenses

     The $10.4 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

     [X] an increase of $5.8 million attributable to the five properties opened or acquired since the first quarter of 2002 and the three properties that are now consolidated and

     [X] increases in general operating costs at the Company's remaining properties.


     The increase of $3.8 million in depreciation and amortization expense was primarily due to:

     [X] an increase of $2.3 million attributable to the five properties opened or acquired since the first quarter of 2002 and the three properties that are now consolidated and

     [X] increases as a result of the ongoing capital expenditures made by the Company for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $0.6 million primarily as a result of additional salaries and benefits related to personnel added to manage newly opened or acquired properties, as well as salaries and benefits of existing personnel.

     Interest expense increased by only $0.2 million. Although the Company's outstanding debt increased to $2.44 billion as of March 31, 2003 compared to $2.19 billion as of March 31, 2002, the Company's weighted average interest rate declined to 6.28% as of March 31, 2003 compared to 7.37% as of March 31, 2002. Additionally, the March 31, 2002, debt balance reflects a reduction from the retirement of $114.7 million of debt from the proceeds of the Company's follow-on offering of common stock in March 2002.

     The Company did not recognize any loss on extinguishment of debt during the first quarter of 2003 as it did not repay any debt prior to its scheduled maturity. The loss on extinguishment of debt in the first quarter of 2002 consisted of prepayment penalties of $1.9 million and the write-off of $0.1 million of unamortized deferred financing costs.

     Other expense decreased due to a reduction in operating expenses of the Company's taxable REIT subsidiary.

Gain on Sales of Real Estate Assets

     The gain on sales of $1.1 million in the first quarter of 2003 was primarily from gains on sales of three outparcels. The gain on sales of $0.4 million in the first quarter of 2002 resulted from gains on sales of three outparcels offset by losses on two outparcels.

Equity in Earnings of Unconsolidated Affiliates

     The decrease in equity in earnings of unconsolidated affiliates of $0.3 million was due to a reduction of $0.8 million related to the three properties above that are now consolidated, offset by improvements in the operations of the remaining unconsolidated affiliates.

Discontinued Operations

     The Company sold Capital Crossing, a community center in Raleigh, NC, during the first quarter of 2003. Discontinued operations includes income from discontinued operations of $0.1 million and $0.6 million for the quarters ended March 31, 2003 and 2002, respectively. Discontinued operations also includes gain on discontinued operations of $2.9 million and $1.2 million for the quarters ended March 31, 2003 and 2002, respectively.


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

     The Company's consolidated revenues were derived from the Company's property types as follows for the three months ended March 31, 2003:

        Malls                                                      84.9%
        Associated centers                                          2.6%
        Community centers                                           9.1%
        Mortgages, office building and other                        3.4%

Sales and Occupancy Costs

     For those tenants who occupy 10,000 square feet or less and have reported sales, mall shop sales in the 52 Stabilized Malls decreased by 3.0% on a comparable per square foot basis to $62.17 per square foot for the three months ended March 31, 2003 from $64.11 per square foot for the three months ended March 31, 2002.

     Total sales volume in the mall portfolio, including Non-Stabilized Malls, decreased 1.5% to $660.2 million for the three months ended March 31, 2003 from $670.5 million for the three months ended March 31, 2002.

     Sales were negatively impacted by severe winter weather, the effects of the war in Iraq and the fact that the Easter holiday fell in the second quarter of 2003, whereas it fell in the first quarter of 2002.

     Occupancy costs as a percentage of sales for the Stabilized Malls for the three months ended March 31, 2003 and 2002, were 14.9% and 14.3%, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

Occupancy

     Occupancy for the Company's portfolio was as follows:

                                                        At March 31,
                                              ---------------------------------
                                                    2003             2002
                                              ----------------- ---------------
Total portfolio occupancy                        91.6%              91.9%
Total mall portfolio                             90.6%              90.1%
     Stabilized Malls (52)                       91.0%              90.3%
     Non-Stabilized Malls (2)                    78.2%              87.3%
Associated centers                               90.9%              96.2%
Community centers                                94.3%              96.0%

     Occupancy for the associated centers declined due to the acquisition of Westmoreland Crossing in Greensburg, PA, in December 2002, which has a 68,000 square foot former Ames store that is vacant. Occupancy for the community centers declined because Springdale in Mobile, AL, was moved from the Non-Stabilized Mall category to the community center category since this property was converted from a mall to a power center by adding big box tenants over the past few years.


Average Base Rents

     Average base rents per square foot for the portfolio were as follows:

                                          At March 31,
                               ---------------------------------
                                                                  Percentage
                                     2003             2002        Increase
                               ----------------- ---------------  -----------
Stabilized Malls                    $23.70          $23.10          2.6%
Non-Stabilized Malls                 26.55           21.24         25.0%
Associated centers                   10.01            9.65          3.7%
Community centers                     9.85            9.59          2.7%


Leasing Results

     The Company achieved the following results from renewal and new leasing for the three months ended March 31, 2003, compared to the base rent at the end of the lease term for spaces previously occupied:

                                Base Rent          Base Rent
                                Per Square         Per Square
                                   Foot               Foot           Percentage
                               Prior Lease       New Lease (1)        Increase
                              --------------    --------------      ------------
Stabilized malls                  $21.42             $25.13              17.3%
Associated centers                 14.46              15.77               9.1%
Community centers                  12.15              13.76              13.3%

    (1) Average base rent over the term of the lease.

CASH FLOWS

     Cash provided by operating activities decreased $0.4 million due to larger reduction in accounts payable and accrued liabilities in the first quarter of 2003 as compared to the same period in 2002. Additionally, tenant and other receivables increased during the first quarter of 2003 compared to a reduction in tenant and other receivables during the same period in 2002. These decreases were offset by the additional operations of the five properties opened or acquired since the first quarter of 2002 and the three properties that are now consolidated.

     Cash used in investing activities increased $45.9 million due to increases in additions to real estate assets and other capital expenditures and a reduction in distributions in excess of earnings of unconsolidated affiliates. There was also a decrease in the amount of proceeds received on sales of real estate assets due to fewer transactions in the current year period as compared to the prior year period.

     Cash provided by financing activities was $0.1 million in 2003 as compared to cash used in financing activities of $44.3 million in 2002. The change was due to a significant decrease in the amount of loan repayments, a significant decrease in proceeds from issuances of common stock, an increase in borrowings, an increase in distributions to minority investors and an increase in the amount of dividends paid.

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

     The Company's current capital structure includes:

     |X|  property  specific  mortgages,   which  are  generally   non-recourse,
          construction loans, term loans, and revolving lines of credit, which are recourse to the Company,

     |X|  common stock and preferred stock,

     |X|  joint venture investments and

     |X|  a minority interest in the Operating Partnership.

     The Company anticipates that the combination of its equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the requirements applicable to real estate investment trusts.

     The Company's policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. Based on the Company's share of total consolidated and unconsolidated debt and the market value of equity described below, the Company's debt-to-total-market capitalization (debt plus market value equity) ratio was 50.7% at March 31, 2003.

Equity

     As a publicly traded company, the Company has access to capital through both the public equity and debt markets. The Company has an effective shelf registration statement authorizing it to publicly issue shares of its preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering amount of up to $350 million, of which approximately $62.3 million remains available at March 31, 2003.

     The Company filed a new shelf registration statement with the Securities and Exchange Commission, that authorizes the Company to publicly issue shares of preferred stock and common stock, preferred and common stock represented by depository shares and warrants to purchase shares of common stock up to $562.0 million, which includes the $62.3 million that is available under the previously filed shelf registration statement discussed above.

     As of March 31, 2003, the minority interest in the Operating Partnership includes the 15.9% ownership interest in the Operating Partnership held by the Company's executive and senior officers that may be exchanged for approximately
8.8 million shares of common stock. Additionally, executive and senior officers and directors own approximately 2.2 million shares of the Company's outstanding common stock, for a combined total interest in the Operating Partnership of approximately 19.7%.

     Limited partnership interests issued to acquire the Richard E. Jacobs Group's interest in a portfolio of properties in January 2001 and March 2002, may be exchanged for approximately 12.0 million shares of common stock, which represents a 21.5% interest in the Operating Partnership. Other third-party interests may be exchanged for approximately 5.0 million shares of common stock, which represents an 9.0% interest in the Operating Partnership.

     Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 55.6 million shares of common stock outstanding with a market value of approximately $2.26 billion at March 31, 2003 (based on the closing price of $40.59 per share on March 31, 2003). The Company's total market equity is $2.42 billion, which includes 2.675 million shares of Series A preferred stock ($66.9 million based on a liquidation preference of $25.00 per share) and 2.0 million shares of Series B preferred stock ($100.0 million based on a liquidation preference of $50.00 per share). The Company's executive and senior officers' and directors' ownership interests had a market value of approximately $443.5 million at March 31, 2003.

Debt

     The Company's share of mortgage debt on consolidated properties, adjusted for minority investors' interests in consolidated properties, and its pro rata share of mortgage debt on unconsolidated properties, consisted of the following at March 31, 2003 (in thousands):

                                                                                    Minority
                                                                Company's Share    Investors'     Company's    Weighted
                                                                       of           Share of        Total      Average
                                                 Consolidated    Unconsolidated   Consolidated      Share      Interest
                                                     Debt             Debt            Debt         of Debt      Rate(1)
                                                 -------------  ----------------  ------------   ------------  ---------
Fixed-rate debt:
     Non-recourse loans on operating properties     $1,943,722     $38,033          $(19,992)     $1,961,763      7.09%
                                               ---------------  ----------------  -----------   -------------
Variable-rate debt:
     Recourse term loans on operating properties       281,057      28,229                --         309,286      3.81%
     Lines of credit                                   186,525        --                  --         186,525      2.31%
     Construction loans                                 32,178        --                  --          32,178      2.98%
                                               ---------------  ----------------  -----------   -------------
     Total variable-rate debt                          499,760      28,229                --         527,989      3.23%
                                               ---------------  ----------------  -----------   -------------
Total                                               $2,443,482     $66,262          $(19,992)     $2,489,752      6.27%
                                               ===============  ================  ===========   =============

(1) Weighted-average interest rate before amortization of deferred financing costs.

     On February 28, 2003, the Company entered into a new secured credit facility for $255.0 million. This new credit facility replaced both the Company's $130.0 million secured credit facility and its unsecured facility of $105.3 million. The new credit facility bears interest at LIBOR plus 100 basis points, expires in February 2006, and has a one-year extension, which is at the Company's election. Six regional malls and three associated centers secure the new credit facility.

     The Company's credit facilities total $365.0 million, of which $178.5 million was available at March 31, 2003. Additionally, the Company had other credit facilities totaling $14.6 million that are used only for issuances of letters of credit, of which $1.6 million was available at March 31, 2003.

     On February 26, 2003, the Company obtained an $85.0 million, non-recourse loan that is secured by Westmoreland Mall and Westmoreland Crossing in Greensburg, PA. The loan bears interest at 5.05% and has a term of ten years with a 25-year amortization schedule.

     As of March 31, 2003, total commitments under construction loans were $59.6 million, of which $27.4 million was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction. The Company also had $9.1 million available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

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


DEVELOPMENTS, EXPANSIONS, ACQUISITIONS AND DISPOSITIONS

     The Company expects to continue to have access to the capital resources necessary to expand and develop its business. Future development and acquisition activities will be undertaken as suitable opportunities arise. The Company does not expect to pursue these opportunities unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been approved internally.

     The Company intends to fund major development, expansion and acquisition activities with traditional sources of construction and permanent debt financing as well as other debt and equity financings, including public financings and the lines of credit, in a manner consistent with its intention to operate with a conservative debt-to-total-market capitalization ratio.

Developments and Expansions

     The following development projects are currently under construction:

                                                                                                   Projected
            Property                               Location                    GLA                Opening Date
------------------------------------    -----------------------------      ------------   -------------------------
MALL
Coastal Grand
    (50/50 Joint Venture)*              Myrtle Beach, SC                    1,500,000             March 2004

ASSOCIATED CENTER
The Shoppes at Hamilton Place           Chattanooga, TN                       110,000               May 2003

COMMUNITY CENTERS
Cobblestone Village                     St. Augustine, FL                     261,000               May 2003
Waterford Commons
      (75/25 Joint Venture)**           Waterford, CT                         353,900            September 2003
Wilkes-Barre Township Marketplace       Wilkes-Barre Township, PA             308,000               May 2004

 * Joint venture development. Initial phase will be 1,000,000 million square feet. ** The Company will own at least 75% of the joint venture.

     The following renovation projects are currently under construction:

                                                              Projected
Property                      Location                        Completion Date
----------------------        ------------------------        ----------------
Parkdale Mall                 Beaumont, TX                    August 2003
Jefferson Mall                Louisville, KY                  October 2003
Eastgate Mall                 Cincinnati, OH                  November 2003
East Towne Mall               Madison, WI                     November 2003
West Towne Mall               Madison, WI                     November 2003
St. Clair Square              Fairview Heights, IL            November 2003

     The Company has entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects discussed under Developments and Expansions above and Acquisitions below, the Company does not have any other material capital commitments.

Acquisitions

     On May 1, 2003, the Company acquired Sunrise Mall, a 740,000 square foot regional mall, and Sunrise Commons, a 225,000 square foot associated center, in Brownsville, TX, for a total purchase price of $80.7 million. The total purchase price consisted of $40.7 million in cash and the assumption of a non-recourse loan of $40.0 million that bears interest at 300 basis points over LIBOR, with a minimum rate of 4.90% and a maximum rate of 5.50%.

Dispositions

     On February 28,, 2003, the Company sold Capital Crossing, a community center in Raleigh, NC, for $7.8 million and recognized a net gain on discontinued operations of $2.9 million.

     In addition, the Company sold three outparcels and recognized gains of $1.1 million during the three months ended March 31, 2003.

OTHER CAPITAL EXPENDITURES

     The Company prepares an annual capital expenditure budget for each property that is intended to provide for all necessary recurring and non-recurring capital improvements. The Company believes that its operating cash flows will provide the necessary funding for such capital improvements. These cash flows will be sufficient to cover tenant finish costs associated with tenant leases and capital expenditures necessary for the enhancement and maintenance of the properties.

     Including its share of unconsolidated affiliates' capital expenditures and excluding minority investors' share of capital expenditures, the Company spent $8.8 million during the first three months of 2003 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures, a majority of which are recovered from tenants, were $7.0 million for the first three months of 2003. Renovation expenditures, which include some deferred maintenance items, were $11.9 million for the three months ended March 31, 2003, a portion of which is recovered from tenants. Deferred maintenance expenditures and renovation expenditures included $1.2 million for the resurfacing and the improved lighting of parking lots and $0.9 million for roof repairs and replacements.

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


ACCOUNTING FOR STOCK OPTIONS

     Historically, the Company has accounted for stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company will begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of Statement of Financial Accountings Standards No. 123, "Accounting for Stock-Based Compensation." There were no stock options granted during the three months ended March 31, 2003.


RECENT ACCOUNTING PRONOUNCEMENTS

     As described in Note 10 to the unaudited consolidated financial statements, the FASB has issued certain statements that were effective for the first quarter of 2003.


IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. These provisions include clauses enabling the Company to receive percentage rent based on tenant's gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rents if rents of the existing leases are below the then existing market rate. Most of the leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.


FUNDS FROM OPERATIONS

     Funds from Operations ("FFO") is defined by the National Association of Real Estate Investments Trusts ("NAREIT") as net income (computed in accordance with accounting principals generally accepted in the United States) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated affiliates and joint ventures. Adjustments for FFO from unconsolidated affiliates and joint ventures are calculated on the same basis. The Company defines FFO available for distribution to common shareholders as defined above by NAREIT less preferred dividends. The Company computes FFO in accordance with the NAREIT recommendation concerning finance costs and non-real estate depreciation. Beginning with the first quarter of 2003, the Company includes gains on sales of outparcels in FFO to comply with the Securities and Exchange Commissions rules related to disclosure of non-GAAP financial measures. FFO for the first quarter of 2002 has been restated to include gains on sales of outparcels.

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

     For the three months ended March 31, 2003, FFO increased by $11.8 million, or 21.3%, to $67.3 million as compared to $55.5 million for the same period in 2002. The increase in FFO is primarily attributable to reduced interest expense, the results of operations of the properties added to the portfolio and increases in base rents and tenant reimbursements at the existing properties. These increases were offset by reductions related to operating properties that were sold or contributed to a joint venture. Lease termination fees were $0.4 million in the first quarter of 2003 as compared to $0.9 million in the first quarter of 2002. Gains on sales of outparcels were $1.1 million in the first quarter of 2003 compared to $0.4 million in the first quarter of 2002.


     The Company's calculation of FFO is as follows (in thousands):

                                                                           Three Months Ended
                                                                                March 31,
                                                                     -------------------------------
                                                                          2003             2002
                                                                     ---------------  --------------
Consolidated net income available to common shareholders             $        22,776  $       17,384
Depreciation and amortization from consolidated properties                    26,312          22,481
Depreciation and amortization from unconsolidated affiliates                     896             924
Depreciation and amortization from discontinued operations                        10             250
Minority interest in earnings of operating partnership                        20,637          16,197
Minority investors' share of depreciation and amortization in
    shopping center properties                                                  (266)           (392)
Gain on discontinued operations                                               (2,935)         (1,243)
Depreciation and amortization of non-real estate assets                         (133)           (111)
                                                                     ---------------  --------------
FUNDS FROM OPERATIONS                                                $        67,297  $       55,490
                                                                     ===============  ==============
DILUTED WEIGHTED AVERAGE SHARES AND POTENTIAL DILUTIVE COMMON
    SHARES WITH OPERATING PARTNERSHIP UNITS FULLY CONVERTED                   56,486          51,813


                      Item 3: Quantitative and Qualitative
                          Disclosure About Market Risk

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's share of consolidated and unconsolidated variable rate debt in place at March 31, 2003, excluding debt fixed using an interest rate swap agreement, a 0.5% increase or decrease in interest rates on this variable rate debt would decrease or increase annual cash flows by approximately $2.2 million and, after the effect of capitalized interest, annual earnings by approximately $2.0 million.

                         Item 4: Controls and Procedures

     Within the 90 days prior to the filing date of this quarterly report, an evaluation was performed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

             None

ITEM 2:  Changes in Securities

             None

ITEM 3:  Defaults Upon Senior Securities

             None

ITEM 4:  Submission of Matter to a Vote of Security Holders

             None

ITEM 5:  Other Information

             The Company presents its total share of consolidated and unconsolidated debt because the Company believes that this amount provides investors a clear understanding of the Company's total debt obligations.

ITEM 6:  Exhibits and Reports on Form 8-K

     A.   Exhibits

          10.1 Sixth Amended and Restated Credit Agreement by and among the Operating Partnership, CBL & Associates Properties, Inc., Wachovia Bank, National Association, Commerzbank AG, New York and Grand Cayman branches, U.S. Bank National Association and Wells Fargo Bank, National Association as contractual representative of the lenders to the extent and in the manner provided in Article XII, see page 29.

          99.1 Certification pursuant to 18 U.S.C Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 131.

          99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 132.

     B.   Reports on Form 8-K

          The  following items were reported:

          The outline from the Company's April 24, 2003 conference call with analysts and investors regarding earnings, the Company's earnings release and the Company's supplemental information package (Items 9 and 12) were furnished on April 24, 2003.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CBL & ASSOCIATES PROPERTIES, INC.

                                        /s/ John N. Foy
                ---------------------------------------------------------------

                    Vice Chairman of the Board, Chief Financial Officer and
                                           Treasurer
                            (Authorized Officer of the Registrant,
                                 Principal Financial Officer)



Date: May 15, 2003

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

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 15, 2003
                             /s/ Charles B. Lebovitz
                         ------------------------------------
                       Charles B. Lebovitz, Chief Executive Officer

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

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 15, 2003

                                     /s/ John N. Foy
                            -----------------------------------
                            John N. Foy, Chief Financial Officer

                                                                   Exhibit 10.1


                   SIXTH AMENDED AND RESTATED CREDIT AGREEMENT


                          Dated as of February 28, 2003


                                  by and among

                      CBL & Associates Limited Partnership,
                                          as Borrower,

                       CBL & Associates Properties, Inc.,
                                          as Parent, solely for the limited
                                          purposes set forth in Section 13.20.,

                     The financial institutions party hereto
                    and their assignees under Section 13.5.,
                                          as Lenders

                       WACHOVIA BANK, NATIONAL ASSOCIATION
                                       and
               COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES,
                                          each as Documentation Agent,
                          U.S. BANK NATIONAL ASSOCIATION,
                                          as Syndication Agent,

                                       and

                     WELLS FARGO Bank, National Association,
                                          as Administrative Agent

                                TABLE OF CONTENTS

Article I. Definitions...........................................................................1

         Section 1.1.  Definitions...............................................................1
         Section 1.2.  General; References to San Francisco Time.................................19

Article II. Credit Facility......................................................................19

         Section 2.1.  Revolving Advances........................................................19
         Section 2.2.  Letters of Credit.........................................................20
         Section 2.3.  Swingline Loans...........................................................23
         Section 2.4.  Rates and Payment of Interest on Advances.................................25
         Section 2.5.  Number of Interest Periods................................................26
         Section 2.6.  Repayment of Advances.....................................................26
         Section 2.7.  Prepayments...............................................................26
         Section 2.8.  Late Charges..............................................................26
         Section 2.9.  Provisions Applicable to LIBOR Advances; Limitation on Base
                         Rate Advances...........................................................27
         Section 2.10.  Notes....................................................................28
         Section 2.11.  Increase in Commitments..................................................28
         Section 2.12.  Voluntary Reductions of the Commitment...................................29
         Section 2.13.  Extension of Termination Date............................................29
         Section 2.14.  Expiration or Maturity Date of Letters of Credit Past Termination Date...29
         Section 2.15.  Amount Limitations.......................................................30

Article III. Payments, Fees and Other General Provisions.........................................30

         Section 3.1.  Payments..................................................................30
         Section 3.2.  Pro Rata Treatment........................................................30
         Section 3.3.  Sharing of Payments, Etc..................................................31
         Section 3.4.  Several Obligations.......................................................31
         Section 3.5.  Fees......................................................................31
         Section 3.6.  Computations..............................................................32
         Section 3.7.  Usury.....................................................................32
         Section 3.8.  Defaulting Lenders........................................................33
         Section 3.9.  Taxes.....................................................................33

Article IV.  Collateral Properties...............................................................35

         Section 4.1.  Eligibility of Properties.................................................35
         Section 4.2.  Release of Properties.....................................................36
         Section 4.3.  Frequency of Appraisals...................................................37
         Section 4.4.  Frequency of Calculations of Borrowing Base...............................37

Article V. Yield Protection, Etc.................................................................38

         Section 5.1.  Additional Costs; Capital Adequacy........................................38
         Section 5.2.  Suspension of LIBOR Advances..............................................39
         Section 5.3.  Illegality................................................................39



         Section 5.4.  Compensation..............................................................40
         Section 5.5.  Treatment of Affected Advances............................................40
         Section 5.6.  Affected Lenders..........................................................41
         Section 5.7.  Change of Lending Office..................................................41
         Section 5.8.  Assumptions Concerning Funding of LIBOR Advances..........................41

Article VI. Conditions Precedent.................................................................42

         Section 6.1.  Initial Conditions Precedent..............................................42
         Section 6.2.  Conditions Precedent to All Advances and Letters of Credit................44
         Section 6.3.  Conditions Precedent to a Property Becoming a Collateral Property.........44

Article VII. Representations and Warranties......................................................47

         Section 7.1.  Representations and Warranties............................................47
         Section 7.2.  Survival of Representations and Warranties, Etc...........................51

Article VIII. Affirmative Covenants..............................................................51

         Section 8.1.  Preservation of Existence and Similar Matters.............................51
         Section 8.2.  Compliance with Applicable Law............................................51
         Section 8.3.  Maintenance of Property...................................................51
         Section 8.4.  Insurance.................................................................51
         Section 8.5.  Payment of Taxes and Claims...............................................52
         Section 8.6.  Books and Records; Inspections............................................52
         Section 8.7.  Use of Proceeds...........................................................52
         Section 8.8.  Environmental Matters.....................................................52
         Section 8.9.  Further Assurances........................................................53
         Section 8.10.  REIT Status..............................................................53
         Section 8.11.  Exchange Listing.........................................................53
         Section 8.12.  Major Property-Level Agreements; Major Leases; SNDAs.....................53
         Section 8.13.  Single Asset Entities....................................................54

Article IX. Information..........................................................................54

         Section 9.1.  Quarterly Financial Statements............................................54
         Section 9.2.  Year-End Statements.......................................................54
         Section 9.3.  Compliance Certificate....................................................55
         Section 9.4.  Other Information.........................................................55

Article X. Negative Covenants....................................................................56

         Section 10.1.  Financial Covenants......................................................56
         Section 10.2.  Negative Pledge..........................................................58
         Section 10.3.  Restrictions on Intercompany Transfers...................................58
         Section 10.4.  Merger, Consolidation, Sales of Assets and Other Arrangements............58
         Section 10.5.  Acquisitions.............................................................59
         Section 10.6.  Plans....................................................................59
         Section 10.7.  Fiscal Year..............................................................59
         Section 10.8.  Modifications of Organizational Documents................................59
         Section 10.9.  Major Construction.......................................................59



         Section 10.10.  Transactions with Affiliates............................................60

Article XI. Default..............................................................................60

         Section 11.1.  Events of Default........................................................60
         Section 11.2.  Remedies Upon Event of Default...........................................64
         Section 11.3.  Remedies Upon Default....................................................65
         Section 11.4.  Curing Defaults Under Collateral Documents...............................65
         Section 11.5.  Permitted Deficiency.....................................................65
         Section 11.6.  Marshaling; Payments Set Aside...........................................66
         Section 11.7.  Allocation of Proceeds...................................................66
         Section 11.8.  Performance by Agent.....................................................67
         Section 11.9.  Rights Cumulative........................................................67

Article XII. The Agent...........................................................................67

         Section 12.1.  Authorization and Action.................................................67
         Section 12.2.  Agent's Reliance, Etc....................................................68
         Section 12.3.  Notice of Defaults.......................................................69
         Section 12.4.  Wells Fargo as Lender....................................................69
         Section 12.5.  Approvals of Lenders.....................................................69
         Section 12.6.  Lender Credit Decision, Etc..............................................70
         Section 12.7.  Indemnification of Agent.................................................70
         Section 12.8.  Collateral Matters; Protective Advances..................................71
         Section 12.9.  Post-Foreclosure Plans...................................................72
         Section 12.10.  Successor Agent.........................................................73
         Section 12.11.  Titled Agents...........................................................73

Article XIII. Miscellaneous......................................................................73

         Section 13.1.  Notices..................................................................73
         Section 13.2.  Expenses.................................................................74
         Section 13.3.  Setoff...................................................................75
         Section 13.4.  Litigation; Jurisdiction; Other Matters; Waivers.........................75
         Section 13.5.  Successors and Assigns...................................................76
         Section 13.6.  Amendments and Waivers...................................................77
         Section 13.7.  Nonliability of Agent and Lenders........................................79
         Section 13.8.  Confidentiality..........................................................79
         Section 13.9.  Indemnification..........................................................79
         Section 13.10.  Termination; Survival...................................................81
         Section 13.11.  Severability of Provisions..............................................81
         Section 13.12.  GOVERNING LAW...........................................................81
         Section 13.13.  Counterparts............................................................81
         Section 13.14.  Obligations with Respect to Loan Parties................................81
         Section 13.15.  Independence of Covenants...............................................81
         Section 13.16.  Entire Agreement........................................................82
         Section 13.17.  Construction; Conflict of Terms.........................................82
         Section 13.18.  AMENDMENT, RESTATEMENT AND CONSOLIDATION; NO NOVATION...................82



         Section 13.19.  Limitation of Liability of Borrower's General Partner...................82
         Section 13.20.  Limited Nature of Parent's Obligations..................................83
         Section 13.21.  Limitation of Liability of Borrower's Directors, Officers, Etc..........83
         Section 13.22.  Replacement of Notes....................................................83

SCHEDULE 1.1.(A)               Existing Debt Agreements
SCHEDULE 4.1.                  Initial Collateral Properties
SCHEDULE 7.1.(b)               Ownership of Loan Parties
SCHEDULE 7.1.(f)               Litigation
SCHEDULE 7.1.(s)               Single Asset Entity Exceptions

EXHIBIT A                           Form of Assignment and Assumption Agreement
EXHIBIT B                           Form of Borrowing Base Certificate
EXHIBIT C                           Form of Environmental Indemnity Agreement
EXHIBIT D                           Form of Guaranty
EXHIBIT E                           Form of Notice of Borrowing
EXHIBIT F                           Form of Notice of Continuation
EXHIBIT G                           Form of Notice of Conversion
EXHIBIT H                           Form of Notice of Swingline Borrowing
EXHIBIT I                           Form of Revolving Note
EXHIBIT J                           Form of Security Deed
EXHIBIT K                           Form of Swingline Note
EXHIBIT L                           Form of Opinion of Counsel
EXHIBIT M                           Form of Closing Certificate and Affidavit
EXHIBIT N                           Form of Compliance Certificate

     THIS SIXTH AMENDED AND RESTATED CREDIT AGREEMENT dated as of February 28, 2003 by and among CBL & Associates Limited Partnership, a limited partnership organized under the laws of the State of Delaware (the "Borrower"), CBL & Associates Properties, Inc., a corporation organized under the laws of the State of Delaware (the "Parent"), joining in the execution of this Agreement solely for the limited purposes set forth in Section 13.20., each of the financial institutions initially a signatory hereto together with their assignees under
Section 13.5. (the "Lenders"), WACHOVIA BANK, NATIONAL ASSOCIATION and COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES, each as Documentation Agent (each a "Documentation Agent"), U.S. BANK NATIONAL ASSOCIATION, as Syndication Agent (the "Syndication Agent"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Wells Fargo") as contractual representative of the Lenders to the extent and in the manner provided in Article XII. (in such capacity, the "Agent").

     WHEREAS, certain of the Lenders and other financial institutions have made available to the Borrower a secured revolving credit facility on the terms and conditions contained in that certain Fifth Amended and Restated Credit Agreement dated as of August 4, 2000 (as amended and in effect immediately prior to the date hereof, the "Existing Credit Agreement") by and among the Borrower, such Lenders, such other financial institutions, and Wells Fargo Bank, National Association, as Agent;

     WHEREAS, pursuant to the various documents, instruments and agreements described in Part I of Schedule 1.1.(A) (as such documents, instruments and agreements have been amended and are in effect immediately prior to the date hereof, the "Existing Debt Agreements"), by and between the Borrower (or one of other Loan Parties) and the financial institutions party thereto (the "Existing Lenders"), the Existing Lenders have made various financial accommodations available to such Loan Party, and such Loan Party's obligations owing under the Existing Debt Agreements are secured by the various documents, instruments and agreements described in Part II of Schedule 1.1.(A)(the "Existing Security Documents"); WHEREAS, the Existing Lenders and Wells Fargo have entered into various assignment documents dated as of the date hereof (the "Existing Debt Assignment Agreements") pursuant to which such parties provided for, among other things, the assignment by the Existing Lenders to Wells Fargo of each such Existing Lender's rights and obligations under the applicable Existing Debt Agreements and the other documents, instruments and agreements executed and delivered by the applicable Loan Party in connection with such Existing Debt Agreements;

     WHEREAS, the Agent and the Lenders desire to amend and restate the Existing Credit Agreement in order to make available to the Borrower a $255,000,000 secured revolving credit facility, which will include a swingline subfacility and a letter of credit subfacility, on the terms and conditions contained herein.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged by the parties hereto, the parties hereto agree that the Existing Credit Agreement is amended and restated in its entirety as follows:

(1) Article I. Definitions

Section 1.1.  Definitions.
     In addition to terms defined elsewhere herein, the following terms shall have the following meanings for the purposes of this Agreement:

     "Additional Costs" has the meaning given that term in Section 5.1.

     "Adjusted Asset Value" means, as of a given date, the sum of: (a)(i) EBITDA attributable to malls and power centers for the fiscal quarter most recently ended times (ii) 4; divided by (iii) 8.5% plus (b)(i) EBITDA attributable to all other assets for the fiscal quarter most recently ended times (ii) 4; divided by
(iii) 9.25%. In determining Adjusted Asset Value (i) EBITDA attributable to real estate properties acquired during such fiscal quarter, and EBITDA attributable to Properties development of which was completed during such fiscal quarter, shall be disregarded, (ii) EBITDA attributable to any Property which is currently under development shall be excluded, (iii) with respect to any Subsidiary that is not a Wholly Owned Subsidiary, only the Borrower's Ownership Share of the EBITDA attributable to such Subsidiary shall be used when determining Adjusted Asset Value, and (iv) EBITDA shall be attributed to malls and power centers based on the ratio of (x) revenues less property operating expenses (to be determined exclusive of interest expense, depreciation and general and administrative expenses) of malls and power centers to (y) total revenues less total property operating expenses (similarly determined), such revenues and expenses to be determined on a quarterly basis in a manner consistent with the Parent's method of reporting of segment information in the notes to its financial statements for the fiscal quarter ended September 30, 2002 as filed with the Securities and Exchange Commission, and otherwise in a manner reasonably acceptable to the Agent. In addition, in the case of any operating Property acquired in the immediately preceding period of twelve consecutive months for a purchase price indicative of a capitalization rate of less than 8.5%, EBITDA attributable to such Property shall be excluded from the determination of Adjusted Asset Value.

     "Advance" means a Revolving Advance or a Swingline Loan.

     "Affiliate" means any Person (other than the Agent or any Lender): (a) directly or indirectly controlling, controlled by, or under common control with, the Borrower; (b) directly or indirectly owning or holding ten percent (10.0%) or more of any Equity Interest in the Borrower; or (c) ten percent (10.0%) or more of whose voting stock or other Equity Interests are directly or indirectly owned or held by the Borrower. For purposes of this definition, "control" (including with correlative meanings, the terms "controlling", "controlled by" and "under common control with") means the possession directly or indirectly of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities or by contract or otherwise. The Affiliates of a Person shall include any officer or director of such Person. In no event shall the Agent or any Lender be deemed to be an Affiliate of the Borrower.

     "Agent" means Wells Fargo Bank, National Association or any successor Agent appointed pursuant to Section 12.10.

     "Agreement Date" means the date as of which this Agreement is dated.

     "Applicable  Law"  means  all  applicable   provisions  of   constitutions,
statutes, rules, regulations and orders of all governmental bodies and all orders and decrees of all courts, tribunals and arbitrators.

     "Appraisal" means, with respect to any Property, an M.A.I. appraisal commissioned by and addressed to the Agent (acceptable to the Agent as to form, substance and appraisal date), prepared by a professional appraiser acceptable to the Agent, having at least the minimum qualifications required under
Applicable Law governing the Agent and the Lenders, including without limitation, FIRREA, and determining the "as is" market value of such Property as between a willing buyer and a willing seller.

     "Appraised Value" means, with respect to any Collateral Property, the "as is" market value of such Collateral Property as set forth in the most recent Appraisal of such Collateral Property as the same may have been reasonably adjusted by the Agent based upon its internal review of such Appraisal which is based on criteria and factors then generally used and considered by the Agent in determining the value of similar real estate properties, which review shall be conducted prior to acceptance of such Appraisal by the Agent and in any event within 7 Business Days after receipt by the Agent of such Appraisal. If an Appraisal of a Property is performed after the occurrence of either (a) a casualty affecting such Property or (b) a condemnation of a portion of such Property which results in a loss of less than 10% of the acreage of the Property and of no portion of the principal structures, but prior to complete restoration of the same, the Appraised Value shall, to the extent permitted by applicable regulations, be made on an "as-restored" basis.

     "Assignee" has the meaning given that term in Section 13.5.(c).

     "Assignment and Assumption" means an Assignment and Assumption Agreement among a Lender, an Assignee and the Agent, substantially in the form of Exhibit A.

     "Assignment of Leases and Rents" means an assignment of leases and rents executed by the Borrower or a Subsidiary of the Borrower in favor of the Agent for the benefit of the Lenders in form and substance satisfactory to the Agent.

     "Base Rate" means the Federal Funds Rate plus one percent (1.0%). Such rate may not be the lowest rate charged by the Lender then acting as Agent or any of the other Lenders on similar loans or extensions of credit. Each change in the Base Rate shall become effective without prior notice to the Borrower or the Lenders automatically as of the opening of business on the date of such change in the Base Rate.

     "Base Rate Advance" means a Revolving Advance bearing interest at a rate based on the Base Rate.

     "Borrower" has the meaning set forth in the introductory paragraph hereof and shall include the Borrower's successors and permitted assigns.

     "Borrowing Base" means an amount equal to the lesser of (a) 75% of the Appraised Value of all Collateral Properties and (b) the Permanent Loan Estimate of all Collateral Properties. So long as any of the following conditions exist with respect to a Collateral Property, the amount of the Borrowing Base attributable to a Collateral Property shall equal $0: (x) such Collateral Property shall not be an Eligible Property, (y) the Agent shall not hold a valid and perfected first priority Lien in such Property, or (z) an Event of Default under and as defined under a Collateral Document encumbering such Collateral Property shall exist.

     "Borrowing Base Certificate" means a report in substantially the form of Exhibit B, certified by a Senior Officer, the controller or the chief accounting officer of the Borrower, setting forth the calculations required to establish the Borrowing Base for all Collateral Properties as of a specified date, all in form and detail satisfactory to the Agent.

         "Business Day" means (a) any day other than a Saturday, Sunday or other day on which banks in San Francisco, California are authorized or required to close and (b) with reference to a LIBOR Advance, any such day that is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

     "Collateral" means any real or personal property, including, but not limited to the Collateral Properties, directly or indirectly securing any of the Obligations or any other obligation of a Person under or in respect of any Loan Document to which it is a party, and includes, without limitation, all property subject to a Lien created by a Collateral Document.

     "Collateral Document" means any Guaranty, the Parent Guaranty, any Security Deed, any Assignment of Leases and Rents, any Property Management Contract
Assignments, and any other security agreement, financing statement, or other document, instrument or agreement creating, evidencing or perfecting the Agent's Liens in any of the Collateral.

     "Collateral Property" means a Property which satisfies the following requirements as confirmed by the Agent: (a) pursuant to Section 4.1., the Agent and the Requisite Lenders have agreed to include such property in calculations of the Borrowing Base and (b) all of the conditions contained in Section 6.3. have been satisfied with respect to such Property.

     "Commitment" means, as to each Lender, such Lender's obligation to make Revolving Advances pursuant to Section 2.1., to participate in Letters of Credit pursuant to Section 2.2.(i), and to participate in Swingline Loans pursuant to
Section 2.3.(e), in an amount up to, but not exceeding the amount set forth for such Lender on its signature page hereto as such Lender's "Commitment Amount" or as set forth in the applicable Assignment and Acceptance Agreement, as the same may be reduced from time to time pursuant to Section 2.12. or otherwise pursuant to the terms of this Agreement or as appropriate to reflect any assignments to or by such Lender effected in accordance with Section 13.5.

     "Commitment Percentage" as to each Lender, the ratio, expressed as a percentage, of (a) the amount of such Lender's Commitment to (b) the aggregate amount of the Commitments of all Lenders hereunder; provided, however, that if at the time of determination the Commitments have terminated or been reduced to zero, the "Commitment Percentage" of each Lender shall be the Commitment Percentage of such Lender in effect immediately prior to such termination or reduction.

     "Compliance Certificate" has the meaning given that term in Section 9.3.

     "Continue", "Continuation" and "Continued" each refers to the continuation of a Revolving Advance which is a LIBOR Advance from one Interest Period to another Interest Period pursuant to Section 2.9.(a).

     "Convert", "Conversion" and "Converted" each refers to the conversion of a Revolving Advance of one Type into a Revolving Advance of another Type pursuant to Section 2.9.(b).

     "Credit Event" means any of the following: (a) the making (or deemed making) of any Advance, (b) the Conversion of a Revolving Advance, (c) the Continuation of a LIBOR Advance and (d) the issuance of a Letter of Credit.

     "Debt Service" means, with respect to a Person and for a given period, the sum of the following: (a) such Person's Interest Expense for such period; (b) regularly scheduled principal payments on Indebtedness of such Person made during such period, other than any balloon, bullet or similar principal payment payable on any Indebtedness of such Person which repays such Indebtedness in full; and (c) such Person's Ownership Share of the amount of any payments of the type described in the immediately preceding clause (b) of Unconsolidated Affiliates of such Person.

     "Default" means any of the events specified in Section 11.1., whether or not there has been satisfied any requirement for the giving of notice, the lapse of time, or both.

     "Default Rate" means a rate per annum equal to the Prime Rate as in effect from time to time plus two percent (2.0%).

     "Defaulting Lender" has the meaning set forth in Section 3.8.

     "Dollars" or "$" means the lawful currency of the United States of America.

     "EBITDA" means, for any period, net income (loss) of the Parent and its Subsidiaries determined on a consolidated basis for such period excluding the following amounts (but only to the extent included in determining net income
(loss) for such period and without duplication):

     (a) depreciation and amortization expense and other non-cash charges for such period less depreciation and amortization expense allocable to minority interest in Subsidiaries of the Borrower for such period;

     (b) interest expense for such period less interest expense allocable to minority interest in Subsidiaries of the Borrower for such period;

     (c) minority interest in earnings of the Borrower for such period;

     (d) extraordinary and nonrecurring net gains or losses (other than gains or losses from the sale of outparcels of Properties) for such period and expense relating to the extinguishments of Indebtedness for such period;

     (e) net gains or losses on the disposal of discontinued operations for such period;

     (f) expenses incurred during such period with respect to any real estate project abandoned by the Parent or any Subsidiary in such period;

     (g) income tax expense in respect of such period;

     (h) the Parent's Ownership Share of depreciation and amortization expense and other non-cash charges of Unconsolidated Affiliates of the Parent for such period; and

     (i) the Parent's Ownership Share of interest expense of Unconsolidated Affiliates of the Parent for such period.

     "Effective Date" means the later of (a) the Agreement Date and (b) the date on which all of the conditions precedent set forth in Section 6.1. shall have been fulfilled or waived in accordance with the provisions of Section 13.6.

     "Eligible Assignee" means any Person who is: (a) an existing Lender; (b) a commercial bank, trust company, savings and loan association, savings bank, insurance company, investment bank or pension fund organized under the laws of the United States of America, any state thereof or the District of Columbia, and having total assets in excess of $10,000,000,000; or (c) a commercial bank organized under the laws of any other country which is a member of the Organization for Economic Co-operation and Development, or a political subdivision of any such country, and having total assets in excess of $10,000,000,000, provided that such bank is acting through a branch or agency located in the United States of America. If such entity is not currently a Lender, such entity's (or in the case of a bank which is a subsidiary, such bank's parent's) senior unsecured long term indebtedness must be rated BBB or higher by Standard & Poor's Rating Services (a division of The McGraw-Hill
Companies, Inc.), Baa2 or higher by Moody's Investors Services, Inc. or the equivalent or higher of either such rating by another rating agency acceptable to the Agent.

     "Eligible Property" means a Property which satisfies all of the following requirements as confirmed by the Agent:

     (a) such Property is owned in fee simple (or, with the consent of the Requisite Lenders, leased) by the Borrower or a Wholly Owned Subsidiary;

     (b) such Property is located in a State of the United States of America or in the District of Columbia; and

     (c) whether such Property is owned by the Borrower or a Wholly Owned Subsidiary, the Borrower has the right directly, or indirectly through Wholly Owned Subsidiaries, to take the following actions without the need to obtain the consent of any Person: (i) to create Liens on such Property as security for Indebtedness of the Borrower or such Subsidiary, as applicable, and (ii) to sell, transfer or otherwise dispose of such Property.

     "Environmental Indemnity Agreement" means an Environmental Indemnity Agreement executed by the Borrower and any Wholly Owned Subsidiary of the Borrower in favor of the Agent and the Lenders and substantially in the form of Exhibit C.

     "Environmental Laws" means any Applicable Law relating to environmental protection or the manufacture, storage, disposal or clean-up of Hazardous Substances including, without limitation, the following: Clean Air Act, 42 U.S.C. ss. 7401 et seq.; Federal Water Pollution Control Act, 33 U.S.C. ss. 1251 et seq.; Solid Waste Disposal Act, 42 U.S.C. ss. 6901 et seq.; Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. ss. 9601 et seq.; National Environmental Policy Act, 42 U.S.C. ss. 4321 et seq.; regulations of the Environmental Protection Agency and any applicable rule of common law and any judicial interpretation thereof relating primarily to the environment or Hazardous Substances.

     "Equity Interest" means, with respect to any Person, any share of capital stock of (or other ownership or profit interests in) such Person, any warrant, option or other right for the purchase or other acquisition from such Person of any share of capital stock of (or other ownership or profit interests in) such Person, any security convertible into or exchangeable for any share of capital stock of (or other ownership or profit interests in) such Person or warrant, right or option for the purchase or other acquisition from such Person of such shares (or such other interests), and any other ownership or profit interest in such Person (including, without limitation, partnership, member or trust interests therein), whether voting or nonvoting, whether or not certificated and whether or not such share, warrant, option, right or other interest is authorized or otherwise existing on any date of determination.

     "Equity Issuance" means any issuance or sale by a Person of any Equity Interest.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as in effect from time to time.

     "ERISA Group" means the Borrower, any Subsidiary and all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower or any Subsidiary, are treated as a single employer under Section 414 of the Internal Revenue Code.

     "Event of Default" means any of the events specified in Section 11.1., provided that any requirement for notice or lapse of time or any other condition has been satisfied.

     "Existing Credit Agreement" has the meaning given that term in the first "WHEREAS" clause of this Agreement.

     "Existing Debt Agreements" has the meaning given that term in the first "WHEREAS" clause of this Agreement.

     "Existing Debt Assignment Agreements" has the meaning given that term in the second "WHEREAS" clause of this Agreement.

     "Existing Lenders" has the meaning given that term in the second "WHEREAS" clause of this Agreement.

     "Existing Security Documents" has the meaning given that term in the second "WHEREAS" clause of this Agreement.

     "Extension  of  Credit"  means,  with  respect  to a  Person,  any  of  the following, whether secured or unsecured: (a) loans to such Person, including without limitation, lines of credit and mortgage loans; (b) bonds, debentures, notes and similar instruments issued by such Person; (c) reimbursement obligations of such Person under or in respect of any letter of credit; and (d) any of the foregoing of other Persons, the payment of which such Person Guaranteed or is otherwise recourse to such Person.

     "Federal Funds Rate" means, for any day, the rate per annum (rounded upward to the nearest 1/100th of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day, and
(b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate quoted to the Agent by federal funds dealers selected by the Agent on such day on such transaction as determined by the Agent.

     "Fees"  means  the fees and  commissions  provided  for or  referred  to in
Section 3.5. and any other fees payable by the Borrower hereunder or under any other Loan Document.

     "FIRREA" means the Financial Institution Recovery, Reform and Enforcement Act of 1989, as amended.

     "GAAP" means United States generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity, including without limitation, the Securities and Exchange Commission, as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

     "General Partner" means CBL Holdings I, Inc., a Delaware corporation, and a Wholly Owned Subsidiary of the Parent and the sole general partner of Borrower, and shall include the General Partner's successors and permitted assigns

     "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, all Governmental Authorities.

     "Governmental Authority" means any United States national, state or local government, any political subdivision thereof or any other governmental, quasi-governmental, judicial, public or statutory instrumentality, authority, body, agency, bureau, commission, board, department or other entity (including, without limitation, the Federal Deposit Insurance Corporation, the Comptroller of the Currency or the Federal Reserve Board, any central bank or any comparable authority) or any arbitrator with authority to bind a party at law.

     "Gross Asset Value" means, at a given time, the sum (without duplication) of the following:

     (a) Adjusted Asset Value at such time;

     (b) all cash and cash equivalents of the Parent and its Subsidiaries determined on a consolidated basis as of the end of the fiscal quarter most recently ended (excluding tenant deposits and other cash and cash equivalents the disposition of which is restricted in any way (other than restrictions in the nature of early withdrawal penalties));

     (c) with respect to any Property which is under construction or the development of which was completed during the fiscal quarter most recently ended, the book value of construction in process as determined in accordance with GAAP for all such Properties at such time (including without duplication the Parent's Ownership Share of all construction in process of Unconsolidated Affiliates of the Parent);

     (d) the book value of all unimproved real property of the Parent and its Subsidiaries determined on a consolidated basis;

     (e) the purchase price paid by the Parent or any Subsidiary (less any amounts paid to the Parent or such Subsidiary as a purchase price adjustment, held in escrow, retained as a contingency reserve, or other similar arrangements) as required to be disclosed in a consolidated balance sheet (including the notes thereto) of the Parent for:

                  (i) any Property (other than a property under development) acquired by the Parent or such Subsidiary during the Parent's fiscal quarter most recently ended; and

                  (ii) any operating Property acquired in the immediately preceding period of twelve consecutive months for a purchase price indicative of a capitalization rate of less than 8.5%; provided, that if the Parent or a Subsidiary acquired such Property together with other Properties or other assets and paid an aggregate purchase price for such Properties and other assets, then the Parent shall allocate the portion of the aggregate purchase price attributable to such Property in a manner consistent with reasonable accounting practices;

     (f) with respect to any purchase obligation, repurchase obligation or forward commitment evidenced by a binding contract included when determining the Total Liabilities of the Parent and its Subsidiaries, the reasonably determined value of any amount that would be payable, or property that would be transferable, to the Parent or any Subsidiary if such contract were terminated as of such date; and

     (g) to the extent not included in the immediately preceding clauses (a) through (f), the value of any real property owned by a Subsidiary (that is not a Wholly Owned Subsidiary) of the Borrower or an Unconsolidated Affiliate of the Borrower (such Subsidiary or Unconsolidated Affiliate being a "JV") and which property secures Recourse Indebtedness of such JV. For purposes of this clause
(g):

     (h) the value of such real property shall be the lesser of (A) the Permanent Loan Estimate which would be applicable to such real property were such property a Collateral Property and (B) the amount of Recourse Indebtedness secured by such real property;

     (i) in no event shall the aggregate value of such real property included in Gross Asset Value pursuant to this clause (g) exceed $500,000,000.00; and

     (j) the value of any such real property shall only be included in Gross Asset Value if the organizational documents of such JV provide that if, and to the extent, such Indebtedness is paid by the Borrower or a Subsidiary of the Borrower or by resort to such real property, then the Borrower or a Subsidiary of the Borrower shall automatically acquire, without the necessity of any further payment or action, all Equity Interests in such JV not owned by the Borrower or any Subsidiary.

     "Guarantor" means any Person that has executed, or is required to execute, a Guaranty as a "Guarantor."

     "Guaranty", "Guaranteed" or to "Guarantee" as applied to any obligation means and includes (a) a guaranty (other than by endorsement of negotiable instruments for collection in the ordinary course of business), directly or indirectly, in any manner, of any part or all of such obligation, or (b) an agreement, direct or indirect, contingent or otherwise, and whether or not constituting a guaranty, the practical effect of which is to assure the payment or performance (or payment of damages in the event of nonperformance) of any part or all of such obligation. As the context requires, "Guaranty" shall also mean each guaranty executed and delivered pursuant to Section 6.1. or 6.3. and substantially in the form of Exhibit D.

     "Hazardous Substances" means any pollutant, contaminant, hazardous, toxic or dangerous waste, substance or material, or any other substance or material regulated or controlled pursuant to any Environmental Law, including, without limiting the generality of the foregoing, asbestos, PCBs, petroleum products (including crude oil, natural gas, natural gas liquids, liquefied natural gas or synthetic gas) or any other substance defined as a "hazardous substance," "extremely hazardous waste," "restricted hazardous waste," "hazardous material," "hazardous chemical," "hazardous waste," "regulated substance," "toxic chemical," "toxic substance" or other similar term in any Environmental Law.

     "Indebtedness" means, with respect to a Person, at the time of computation thereof, all of the following (without duplication):

     (a) all obligations of such Person in respect of money borrowed;

     (b) all obligations of such Person (other than trade debt incurred in the ordinary course of business), whether or not for money borrowed:

                  (i) represented by notes payable, or drafts accepted, in each case representing extensions of credit,

                  (ii) evidenced by bonds, debentures, notes or similar instruments, or

                  (iii) constituting purchase money indebtedness, conditional sales contracts, title retention debt instruments or other similar instruments, upon which interest charges are customarily paid or that are issued or assumed as full or partial payment for property;

     (c) capitalized lease obligations of such Person;

     (d) all reimbursement obligations of such Person under or in respect of any letters of credit or acceptances (whether or not the same have been presented for payment); and

     (e) all Indebtedness of other Persons which (i) such Person has Guaranteed or is otherwise recourse to such Person or (ii) is secured by a Lien on any property of such Person.

     "Interest Expense" means, with respect to a Person and for any period,

     (a) the total interest expense (including, without limitation, interest expense attributable to capitalized lease obligations) of such Person and in any event shall include all letter of credit fees amortized as interest expense and all interest expense with respect to any Indebtedness in respect of which such Person is wholly or partially liable whether pursuant to any repayment, interest carry, performance Guarantee or otherwise, plus

     (b) to the extent not already included in the foregoing clause (a) such Person's Ownership Share of all paid or accrued interest expense for such period of Unconsolidated Affiliates of such Person.

     Interest Expense allocable to minority interest in Subsidiaries of the Borrower shall be excluded from Interest Expense of the Parent and its Subsidiaries when determined on a consolidated basis.

     "Interest Period" means,

     (a) with respect to any LIBOR Advance that is a Revolving Advance, each period commencing on the date such LIBOR Advance is made or the last day of the next preceding Interest Period for such Advance and ending on the numerically corresponding day in the first, second, third, sixth or, if available, twelfth calendar month thereafter, as the Borrower may select in a Notice of Borrowing, Notice of Continuation or Notice of Conversion, as the case may be, except that each such Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month. In addition to such periods, with the prior consent of each Lender in each case, the Interest Period of a LIBOR Advance may have a duration of at least 7, but not more than 30, days; and

     (b) with respect to any LIBOR Advance that is a Swingline Loan, each period commencing on the date such LIBOR Advance is made and ending on the date 7 Business Days thereafter, as the Borrower may select in a Notice of Swingline Borrowing.

     Notwithstanding the foregoing: (i) if any Interest Period would otherwise end after the Termination Date (or, in the case of a Swingline Loan, the Swingline Termination Date), such Interest Period shall end on the Termination Date (or, in the case of a Swingline Loan, the Swingline Termination Date));
(ii) each Interest Period that would otherwise end on a day which is not a Business Day shall end on the next Business Day (or, if such next Business Day falls in the following calendar month, then on the prior Business Day); and
(iii) notwithstanding the immediately preceding clauses (i) and (ii), except in the case of Swingline Loans, no Interest Period shall have a duration of less than one month and, if the Interest Period for any Advance would otherwise be a shorter period, such Advance shall not be available hereunder for such period.

     "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended.

     "Investment" means, with respect to any Person, any acquisition or investment (whether or not of a controlling interest) by such Person, whether by means of (a) the purchase or other acquisition of any Equity Interest in another Person, (b) a loan, advance or extension of credit to, capital contribution to, Guaranty of Indebtedness of, or purchase or other acquisition of any
Indebtedness of, another Person, including any partnership or joint venture interest in such other Person, or (c) the purchase or other acquisition (in one transaction or a series of transactions) of assets of another Person that constitute the business or a division or operating unit of another Person. Any commitment or option to make an Investment in any other Person shall constitute an Investment. Except as expressly provided otherwise, for purposes of determining compliance with any covenant contained in a Loan Document, the amount of any Investment shall be the amount actually invested, without
adjustment  for  subsequent   increases  or  decreases  in  the  value  of  such
Investment.

     "Jacobs Credit Agreement" means that certain Loan Agreement dated as of January 31, 2001 by and among the Borrower, the financial institutions party thereto as "Lenders," and Wells Fargo, as Agent.

     "L/C Commitment Amount" has the meaning given to that term in Section 2.2.(a).

     "Lender" means each financial institution from time to time party hereto as a "Lender", together with its respective successors and permitted assigns, and, as the context requires, includes the Swingline Lender.

     "Lending Office" means, for each Lender and for each Type of Advance, the office of such Lender specified as such on its signature page hereto or in the applicable Assignment and Assumption Agreement, or such other office of such Lender as such Lender may notify the Agent in writing from time to time.

     "Letter of Credit" has the meaning given that term in Section 2.2.(a).

     "Letter of Credit Documents" means, with respect to any Letter of Credit, collectively, any application therefor, any certificate or other document presented in connection with a drawing under such Letter of Credit and any other agreement, instrument or other document governing or providing for (a) the rights and obligations of the parties concerned or at risk with respect to such Letter of Credit or (b) any collateral security for any of such obligations.

     "Letter of Credit Liabilities" means, without duplication, at any time and in respect of any Letter of Credit, the sum of (a) the Stated Amount of such Letter of Credit plus (b) the aggregate unpaid principal amount of all Reimbursement Obligations of the Borrower at such time due and payable in respect of all drawings made under such Letter of Credit. For purposes of this Agreement, a Lender (other than the Lender then acting as Agent) shall be deemed to hold a Letter of Credit Liability in an amount equal to its participation interest under Section 2.2.(i) in the related Letter of Credit, and the Lender then acting as Agent shall be deemed to hold a Letter of Credit Liability in an amount equal to its retained interest in the related Letter of Credit after giving effect to the acquisition by the Lenders (other than the Lender then acting as Agent of their participation interests under such Section).

     "LIBOR" means, for any LIBOR Advance for any Interest Period therefor, the average rate of interest per annum (rounded upwards, if necessary, to the next highest 1/16th of 1%) at which deposits in immediately available funds in Dollars are offered to the Lender then acting as Agent (at approximately 9:00 a.m. San Francisco time, two Business Days prior to the first day of such Interest Period) by first class banks in the London interbank market where the Eurodollar operations of the Lender then acting as Agent are customarily conducted, for delivery on the first day of such Interest Period, such deposits being for a period of time equal or comparable to such Interest Period and in an amount equal to or comparable to the principal amount of the LIBOR Advance to which such Interest Period relates. Each determination of LIBOR by the Lender then acting as Agent shall, in the absence of demonstrable error, be conclusive and binding.

     "LIBOR Advance" means a Revolving Advance or Swingline Loan bearing interest at a rate based on LIBOR.

     "Lien" as applied to the property of any Person means: (a) any security interest, encumbrance, mortgage, deed to secure debt, deed of trust, assignment of leases and rents, pledge, lien, charge or lease constituting a capitalized lease obligation, conditional sale or other title retention agreement, or other security title or encumbrance of any kind in respect of any property of such Person, or upon the income, rents or profits therefrom; (b) any arrangement, express or implied, under which any property of such Person is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person; (c) the filing of any financing statement under the UCC or its equivalent in any jurisdiction; and (d) any agreement by such Person to grant, give or otherwise convey any of the foregoing.

     "Loan" means the aggregate principal amount of outstanding Advances and Swingline Loans.

     "Loan Document" means this Agreement, each Note, each Collateral Document, each Letter of Credit Document, each Environmental Indemnity Agreement and each other document or instrument now or hereafter executed and delivered by a Loan Party or the Parent in connection with, pursuant to or relating to this Agreement.

     "Loan Party" means the Borrower, each Guarantor, the General Partner and each other Person who guarantees all or a portion of the Obligations and/or who pledges any Collateral to secure all or a portion of the Obligations.

     "Major Leases" means, with respect to any Collateral Property, (i) any lease of 50,000 or more leasable square feet, in the case of any Property which is a regional mall, or 20,000 or more leasable square feet, in the case of any Property which is a strip center, or (ii) collectively, the leases of space in the Properties by one or more tenants which are affiliates and which operate under separate leases of space within the Properties if the aggregate leasable square footage leased by such affiliates is 50,000 or more leasable square feet, in the case of any Property which is a regional mall, or 20,000 or more leasable square feet, in the case of any Property which is a strip center.

     "Major Property-Level Agreements" means (a) each operating, cross-easement, restrictions or similar agreement encumbering or affecting a Collateral Property and any adjoining property material to the use and operation of such Property;
(b) each management agreement with respect to a Collateral Property; and (c) any other agreement which in any way relates to the use, occupancy, operation, maintenance, enjoyment or ownership of a Collateral Property, the breach or loss of which would have a material adverse effect on such Property.

     "Management Company" means CBL & Associates Management, Inc., a Delaware corporation, or any other Person that succeeds to the obligations of CBL & Associates Management, Inc. to manage the Properties, together with its successors and permitted assigns.

     "Material Adverse Effect" means a materially adverse effect on (a) the business, assets, liabilities, financial condition, or results of operations of the Borrower and its Subsidiaries, or the Parent and its Subsidiaries, in either case taken as a whole, (b) the ability of the Borrower, any other Loan Party or the Parent to perform its obligations under any Loan Document to which it is a party, (c) the validity or enforceability of any of the Loan Documents, (d) the rights and remedies of the Lenders and the Agent under any of the Loan Documents or (e) the timely payment of the principal of or interest on the Advances or other amounts payable in connection therewith.

     "Mortgage" means a mortgage, deed of trust, deed to secure debt or similar security instrument made by a Person owning an interest in real property granting a Lien on such interest in real property as security for the payment of Indebtedness of such Person or another Person.

     "Net Operating Income" means, for any Collateral Property and for the period of twelve consecutive calendar months most recently ending, the sum of the following (without duplication):

     (a) rents and all other revenues received in the ordinary course from such Property (including proceeds of rent loss insurance but excluding pre-paid rents and revenues and security deposits except to the extent applied in satisfaction of tenants' obligations for rent); minus

     (b) all expenses paid related to the ownership, operation or maintenance of such Property, including without limitation, taxes and assessments, insurance, utilities, payroll costs, maintenance, repair and landscaping expenses, marketing expenses; minus

     (c) an amount equal to (i) the aggregate square footage of all owned space of such Property times (ii) $0.20; minus ----- -----

     (d) an imputed management fee in the amount of three percent (3.0%) of the aggregate base rents and percentage rents received for such Property for such period.

     "Net Proceeds" means with respect to an Equity Issuance by a Person, the aggregate amount of all cash received by such Person in respect of such Equity Issuance net of investment banking fees, legal fees, accountants fees, underwriting discounts and commissions and other customary fees and expenses actually incurred by such Person in connection with such Equity Issuance.

     "Nonrecourse Indebtedness" means, with respect to a Person, an Extension of Credit or other Indebtedness in respect of which recourse for payment (except for customary exceptions for fraud, misapplication of funds, environmental indemnities, and other similar customary exceptions to recourse liability) is contractually limited to specific assets of such Person encumbered by a Lien securing such Extension of Credit or other Indebtedness.

     "Note" means a Revolving Note or the Swingline Note.

     "Notice of Borrowing" means a notice substantially in the form of Exhibit E to be delivered to the Agent pursuant to Section 2.1.(b) evidencing the Borrower's request for a borrowing of Revolving Advances.

     "Notice of Continuation" means a notice substantially in the form of Exhibit F to be delivered to the Agent pursuant to Section 2.9.(a) evidencing the Borrower's request for the Continuation of a LIBOR Advance.

     "Notice of Conversion" means a notice substantially in the form of Exhibit G to be delivered to the Agent pursuant to Section 2.9.(b) evidencing the Borrower's request for the Conversion of a Advance from one Type to another Type.

     "Notice of Swingline Borrowing" means a notice substantially in the form of Exhibit H to be delivered to the Swingline Lender pursuant to Section 2.3.(b) evidencing the Borrower's request for a Swingline Loan.

     "Obligations"  means,  individually and collectively,  without duplication:
(a) the aggregate principal balance of, and all accrued and unpaid interest on, all Advances; (b) all Reimbursement Obligations and all other Letter of Credit Liabilities; and (c) all other indebtedness, liabilities, obligations, covenants and duties of the Borrower or any of the other Loan Parties owing to the Agent or any Lender of every kind, nature and description, under or in respect of this Agreement or any of the other Loan Documents, including, without limitation, the Fees and indemnification obligations, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any promissory note.

     "Off-Balance Sheet Liabilities" means liabilities and obligations of the Parent, the Borrower, any Subsidiary or any other Person in respect of "off-balance sheet arrangements" (as defined in the SEC Off-Balance Sheet Rules) which the Parent would be required to disclose in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Parent's report on Form 10-Q or Form 10-K (or their equivalents) which the Parent would be required to file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor). As used in this definition, the term "SEC Off-Balance Sheet Rules" means the Disclosure in Management's Discussion and Analysis About Off-Balance Sheet Arrangements, Securities Act Release No. 33-8182, 68 Fed. Reg. 5982 (Feb. 5, 2003) (to be codified at 17 CFR pts. 228, 229 and 249).

     "Ownership Share" means, with respect to any Subsidiary of a Person (other than a Wholly Owned Subsidiary) or any Unconsolidated Affiliate of a Person, the greater of (a) such Person's relative nominal direct and indirect ownership interest (expressed as a percentage) in such Subsidiary or Unconsolidated
Affiliate or (b) subject to compliance with Section 9.4.(i), such Person's relative direct and indirect economic interest (calculated as a percentage) in such Subsidiary or Unconsolidated Affiliate determined in accordance with the applicable provisions of the declaration of trust, articles or certificate of incorporation, articles of organization, partnership agreement, joint venture agreement or other applicable organizational document of such Subsidiary or Unconsolidated Affiliate.

     "Parent" has the meaning set forth in the introductory paragraph hereof and shall include the Parent's successors and permitted assigns.

     "Parent Guaranty" means the Parent Guaranty executed and delivered by the Parent in favor of the Agent and the Lenders and substantially in the form of Exhibit D.

     "Participant" has the meaning given that term in Section 13.5.(b).

     "Permanent Loan Estimate" means, as of any date of determination and with respect to any Collateral Property, an amount equal to (a) the Net Operating
Income of such  Collateral  Property  divided by (b) the product of (i) 1.25 and
(ii) the mortgage constant for a 25-year loan bearing interest at a per annum rate equal to the average rate published in the United States Federal Reserve Statistical Release (H.15) for 10-year Treasury Constant Maturities during the previous four fiscal quarters plus 1.5%.

     "Permitted Deficiency" has the meaning given that term in Section 11.5.

     "Permitted Liens" means, with respect to any asset or property of a Person,

     (a) Liens securing taxes, assessments and other charges or levies imposed by any Governmental Authority (excluding any Lien imposed pursuant to any of the provisions of ERISA or pursuant to any Environmental Laws) or the claims of materialmen, mechanics, carriers, warehousemen or landlords for labor, materials, supplies or rentals incurred in the ordinary course of business, which are not at the time required to be paid or discharged under Section 8.5.;

     (b) Liens consisting of deposits or pledges made, in the ordinary course of business, in connection with, or to secure payment of, obligations under workmen's compensation, unemployment insurance or similar Applicable Laws;

     (c) Liens consisting of encumbrances in the nature of zoning restrictions, easements, and rights or restrictions of record on the use of real property, which do not materially detract from the value of such property or impair the use thereof in the business of such Person;

     (d) the rights of tenants under leases or subleases not interfering with the ordinary conduct of business of such Person;

     (e) Liens in favor of the Agent for the benefit of the Lenders; and

     (f) in the case of any Collateral encumbered by a Collateral Document, other Liens expressly permitted by such Collateral Document.

     "Person" means an individual, corporation, partnership, limited liability company, association, trust or unincorporated organization, or a government or any agency or political subdivision thereof.

     "Prime Rate" means the rate of interest per annum publicly announced from time to time by the Lender then acting as Agent at its principal office as its "prime rate" (which rate of interest may not be the lowest rate charged by Wells Fargo Bank, National Association or any of the other Lenders on similar loans).

     "Principal Office" means 120 E. Park Place, Suite 100, El Segundo, California 90245, or such other office as the Agent may notify the Borrower.

     "Principals" means (a) Charles B. Lebovitz, John N. Foy, Ben S. Landress, Stephen Lebovitz, Michael Lebovitz and/or Ron Fullam, Jr., (b) any of such individual's immediate family members consisting of his spouse and his lineal descendants (whether natural or adopted), (c) a trust, partnership or other similar entity of which any of the Persons identified in either of the immediately preceding clauses (a) or (b) are the sole beneficiaries of all of the interest therein, and (d) any Subsidiary of any of the Persons identified in any of the immediately preceding clauses (a) through (c), so long as any of the individuals identified in the immediately preceding clause (a) owns or controls at least 10% of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (without regard to the occurrence of any contingency).

     "Property" means a parcel (or group of related parcels) of real property developed (or to be developed) for use as regional mall or retail strip shopping center.

     "Property Management Agreements" means, collectively, all agreements entered into by the Borrower or any other Loan Party pursuant to which the Borrower or such other Loan Party engages a Person to advise it with respect to the management of a given Property.

     "Property Management Contract Assignment" means a Property Management Contract Assignment executed by the Borrower or any other Loan Party in favor of the Agent for the benefit of the Lenders in form and substance satisfactory to the Agent. Such document may, at the Agent's election, constitute a subordination of Property Management Agreement, rather than an assignment thereof.

     "Protective Advance" means all sums expended as determined by the Agent to be necessary or appropriate after the Borrower fails to do so when required: (a) to protect the validity, enforceability, perfection or priority of the Liens in any of the Collateral and the instruments evidencing the Obligations; or (b) to protect any of the Collateral from being materially damaged, impaired, mismanaged or taken, including, without limitation, any amounts expended in connection therewith in accordance with Section 13.2.

     "Recourse Indebtedness" means any Indebtedness other than Nonrecourse Indebtedness.

     "Regulatory Change" means, with respect to any Lender, any change effective after the Agreement Date in Applicable Law (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or the adoption or making after such date of any interpretation, directive or request applying to a class of banks, including such Lender, of or under any Applicable Law (whether or not having the force of law and whether or not failure to comply therewith would be unlawful) by any Governmental Authority or monetary authority charged with the interpretation or administration thereof or compliance by any Lender with any request or directive regarding capital adequacy.

     "Reimbursement   Obligation"   means  the   absolute,   unconditional   and
irrevocable obligation of the Borrower to reimburse the Agent for any drawing honored by the Agent under a Letter of Credit.

     "REIT" means a Person qualifying for treatment as a "real estate investment trust" under the Internal Revenue Code.

     "Requisite Lenders" means, as of any date, Lenders having at least 66-2/3% of the aggregate amount of the Commitments, or, if the Commitments have been terminated or reduced to zero, such Lenders holding at least 66-2/3% of the principal amount of the Advances and Letter of Credit Liabilities.

     "Restricted Payment" means any of the following:

     (a) any dividend or other distribution, direct or indirect, on account of any shares of any class of stock or other Equity Interest of the Parent or any of its Subsidiaries now or hereafter outstanding, except a dividend payable solely in shares of that class of stock or other Equity Interest to the holders of that class;

     (b) any redemption, conversion, exchange, retirement, sinking fund or similar payment, purchase or other acquisition for value, direct or indirect, of any shares of any class of stock or other Equity Interest of the Parent or any of its Subsidiaries now or hereafter outstanding;

     (c) any payment or prepayment of principal of, premium, if any, or interest on, redemption, conversion, exchange, purchase, retirement, defeasance, sinking fund or similar payment with respect to, any Subordinated Debt; and

     (d) any payment made to retire, or to obtain the surrender of, any outstanding warrants, options or other rights to acquire shares of any class of stock or other Equity Interest of the Parent or any of its Subsidiaries now or hereafter outstanding.

     "Revolving Advance" means a loan made by a Lender to the Borrower pursuant to Section 2.1.(a).

     "Revolving Note" means a promissory note of the Borrower substantially in the form of Exhibit I, payable to the order of a Lender in a principal amount equal to the amount of such Lender's Commitment as originally in effect and otherwise duly completed.

     "Securities Act" means the Securities Act of 1933, as amended from time to time, together with all rules and regulations issued thereunder.

     "Security Deed" means a Deed to Secure Debt, Deed of Trust or other Mortgage executed by the Borrower or a Wholly Owned Subsidiary of the Borrower in favor of the Agent substantially in the form of Exhibit J.

     "Senior Officer" means the Chairman, Vice Chairman, President, an Executive Vice President, Senior Vice President - Finance, Senior Vice President - Accounting, Controller and the chief financial officer of the Borrower or the Parent.

     "Significant Subsidiary" means any Subsidiary which has assets having an aggregate book value in excess of 10.0% of Gross Asset Value at any time.

     "Solvent" means, when used with respect to any Person, that (a) the fair value and the fair salable value of its assets (excluding any Indebtedness due from any affiliate of such Person) are each in excess of the fair valuation of its Total Liabilities (including all contingent liabilities); (b) such Person is able to pay its debts or other obligations in the ordinary course as they mature; and (c) such Person has capital not unreasonably small to carry on its business and all business in which it proposes to be engaged.

     "Stated Amount" means the amount available to be drawn by a beneficiary under a Letter of Credit from time to time, as such amount may be increased or reduced from time to time in accordance with the terms of such Letter of Credit.

     "Subordinated Debt" means Indebtedness for money borrowed of the Borrower or any of its Subsidiaries that is subordinated in right of payment and otherwise to the Advances and the other Obligations in a manner satisfactory to the Agent in its sole and absolute discretion.

     "Subsidiary" means, for any Person, any corporation, partnership, limited liability company or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (without regard to the occurrence of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

     "Swingline Commitment" means the Swingline Lender's obligation to make Swingline Loans pursuant to Section 2.3. in an amount up to, but not exceeding the amount set forth in Section 2.3., as such amount may be reduced from time to time in accordance with the terms hereof.

     "Swingline Lender" means Wells Fargo Bank, National Association, together with its respective successors and assigns.

     "Swingline Loan" means a loan made by the Swingline Lender to the Borrower pursuant to Section 2.3.

     "Swingline Note" means a promissory note of the Borrower substantially in the form of Exhibit K, payable to the order of the Swingline Lender in a principal amount equal to the amount of the Swingline Commitment as originally in effect and otherwise duly completed.

     "Swingline Termination Date" means the date which is 7 Business Days prior to the Termination Date.

     "Tangible Net Worth" means, as of a given date, the stockholders' equity of the Parent and its Subsidiaries determined on a consolidated basis plus (x) increases in accumulated depreciation accrued after September 30, 2002 and (y) minority interests in the Borrower minus (to the extent reflected in determining stockholders' equity of the Parent and its Subsidiaries): (a) the amount of any write-up in the book value of any assets contained in any balance sheet resulting from revaluation thereof or any write-up in excess of the cost of such assets acquired, and (b) all amounts appearing on the assets side of any such balance sheet for assets which would be classified as intangible assets under GAAP, all determined on a consolidated basis.

     "Taxes" has the meaning given that term in Section 3.9.

     "Termination Date" means February 28, 2006, or such later date to which such date may be extended in accordance with Section 2.13.

     "Tie-In Jurisdiction" means a jurisdiction in which a "tie-in" endorsement may be obtained for a title insurance policy covering property located in such jurisdiction which endorsement effectively ties coverage to other title insurance policies covering properties located in other jurisdictions.

     "Total Liabilities" means, as to any Person as of a given date, all liabilities which would, in conformity with GAAP, be properly classified as a liability on a consolidated balance sheet of such Person as of such date, and in any event shall include (without duplication and whether or not a liability under GAAP) all of the following:

     (a) all letter of credits of such Person;

     (b) all purchase and repurchase obligations and forward commitments evidenced by binding contracts, including forward equity commitments and contracts to purchase real property, reasonably determined to be owing under any such contract assuming such contract were terminated as of such date;

     (c) all quantifiable contingent obligations of such Person including, without limitation, all Guarantees of Indebtedness by such Person and exposure under swap agreements;

     (d) all Off Balance Sheet Liabilities of such Person and the Ownership Share of the Off Balance Sheet Liabilities of Unconsolidated Affiliates of such Person;

     (e) all Indebtedness of Subsidiaries of such Person, provided that Indebtedness of a Subsidiary that is not a Wholly Owned Subsidiary shall be included in Total Liabilities only to the extent of the Borrower's Ownership Share of such Subsidiary (unless the Borrower or a Wholly Owned Subsidiary of the Borrower is otherwise obligated in respect of such Indebtedness); and

     (f) such Person's Ownership Share of the Indebtedness of any Unconsolidated Affiliate of such Person.

For purposes of this definition:

     (1) Total Liabilities shall not include Indebtedness with respect to letters of credit if, and to the extent, such letters of credit are issued

                  (i) to secure obligations to municipalities to perform work in connection with construction of projects, such exclusion under this clause (i) to be to the extent there are reserves for such obligations under the construction loan for the applicable project;

                  (ii) in support of permanent loan commitments, in lieu of a deposit;

                  (iii) as a credit enhancement for Indebtedness incurred by an Subsidiary of Borrower, but only to the extent such Indebtedness is already included in Total Liabilities; or

                  (iv) as a credit enhancement for Indebtedness incurred by a Person which is not an Affiliate of Borrower, such exclusion under this clause (iv) to be to the extent of the value of any collateral provided by such Person to secure such letter of credit.

     (2) obligations under short-term repurchase agreements entered into as part of a cash management program shall not be included as Total Liabilities.

     "Type" with respect to any Advance, refers to whether such Advance is a LIBOR Advance or Base Rate Advance.

     "UCC" means the Uniform Commercial Code as in effect in any applicable jurisdiction.

     "Unconsolidated Affiliate" means, with respect to any Person, any other Person in whom such Person holds an Investment, which Investment is accounted for in the financial statements of such Person on an equity basis of accounting and whose financial results would not be consolidated under GAAP with the financial results of such Person on the consolidated financial statements of such Person.

     "Wells Fargo" means Wells Fargo Bank, National Association, and its successors and permitted assigns.

     "Wholly Owned Subsidiary" means any Subsidiary of a Person in respect of which all of the equity securities or other ownership interests (other than, in the case of a corporation, directors' qualifying shares) are at the time directly or indirectly owned or controlled by such Person or one or more other Subsidiaries of such Person or by such Person and one or more other Subsidiaries of such Person.


Section 1.2.  General; References to San Francisco Time.
     Unless otherwise indicated, all accounting terms, ratios and measurements shall be interpreted or determined in accordance with GAAP in effect as of the Agreement Date. References in this Agreement to "Sections", "Articles", "Exhibits" and "Schedules" are to sections, articles, exhibits and schedules herein and hereto unless otherwise indicated. references in this Agreement to any document, instrument or agreement (a) shall include all exhibits, schedules and other attachments thereto, (b) shall include all documents, instruments or agreements issued or executed in replacement thereof, to the extent permitted hereby and (c) shall mean such document, instrument or agreement, or replacement or predecessor thereto, as amended, supplemented, restated or otherwise modified from time to time to the extent permitted hereby and in effect at any given time. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Unless explicitly set forth to the contrary, a reference to "Subsidiary" means a Subsidiary of the Parent or the Borrower (or a Subsidiary of such Subsidiary) and a reference to an "Affiliate" means a reference to an Affiliate of the Borrower or the Parent. Titles and captions of Articles, Sections, subsections and clauses in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement. Unless otherwise indicated, all references to time are references to San Francisco, California time.

(2) Article II. Credit Facility

Section 2.1.  Revolving Advances.
     (a) Making of Revolving Advances. Subject to the terms and conditions set forth in this Agreement, including without limitation, Section 2.15. below, each Lender severally and not jointly agrees to make Revolving Advances to the Borrower during the period from and including the Effective Date to but excluding the Termination Date, in an aggregate principal amount at any one time outstanding up to, but not exceeding, the lesser of (i) the amount of such Lender's Commitment and (ii) such Lender's Commitment Percentage of the Borrowing Base. Each borrowing of Revolving Advances shall be in an aggregate principal amount of $100,000 and integral multiples of $1,000 in excess of that amount (except that any borrowing of Revolving Advances may be in the aggregate amount of the unused Commitments). Within the foregoing limits and subject to the terms and conditions of this Agreement, the Borrower may borrow, repay and reborrow Revolving Advances.

     (b) Requests for Revolving Advances. Not later than 10:00 a.m. San Francisco time at least 1 Business Day prior to a borrowing of Base Rate Advances and not later than 10:00 a.m. San Francisco time at least 3 Business Days prior to a borrowing of LIBOR Advances, the Borrower shall deliver to the Agent a Notice of Borrowing. Each Notice of Borrowing shall specify the aggregate principal amount of the Revolving Advances to be borrowed, the date such Revolving Advances are to be borrowed (which must be a Business Day), the Type of the requested Revolving Advances, and if such Revolving Advances are to be LIBOR Advances, the initial Interest Period for such Revolving Advances. If the Borrower fails to indicate the Type of Revolving Advances being borrowed in a Notice of Borrowing, then the Borrower shall be deemed to have requested a borrowing of LIBOR Advances having an Interest Period of one month. Prior to delivering a Notice of Borrowing, the Borrower may request that the Agent provide the Borrower with a current quote of LIBOR. The Agent shall provide such quoted rate to the Borrower on the date of such request or as soon as possible thereafter.

     (c) Funding of Revolving Advances. Promptly after receipt of a Notice of Borrowing under the immediately preceding subsection (b), the Agent shall notify each Lender by telex or telecopy, or other similar form of transmission, of the proposed borrowing. Each Lender shall deposit an amount equal to the Revolving Advance to be made by such Lender to the Borrower with the Agent at the Principal Office, in immediately available funds not later than 9:00 a.m. San Francisco time on the date of such proposed Revolving Advances. Subject to fulfillment of all applicable conditions set forth herein, the Agent shall make available to the Borrower at the Principal Office, not later than 11:00 a.m. San Francisco time on the date of the requested borrowing of Revolving Advances, the proceeds of such amounts received by the Agent.

     (d) Assumptions Regarding Funding by Lenders. With respect to Revolving Advances to be made after the Effective Date, unless the Agent shall have been notified by any Lender that such Lender will not make available to the Agent a Revolving Advance to be made by such Lender, the Agent may assume that such Lender will make the proceeds of such Revolving Advance available to the Agent in accordance with this Section and the Agent may (but shall not be obligated to), in reliance upon such assumption, make available to the Borrower the amount of such Revolving Advance to be provided by such Lender.

Section 2.2.  Letters of Credit.
     (a) Letters of Credit. Subject to the terms and conditions of this Agreement, including without limitation, Section 2.15., the Agent, on behalf of the Lenders, agrees to issue for the account of the Borrower during the period from and including the Effective Date to, but excluding, the date 30 days prior to the Termination Date, one or more standby letters of credit (each a "Letter of Credit") up to a maximum aggregate Stated Amount at any one time outstanding not to exceed $50,000,000 as such amount may be reduced from time to time in accordance with the terms hereof (the "L/C Commitment Amount").

     (b) Terms of Letters of Credit. At the time of issuance, the amount, form, terms and conditions of each Letter of Credit, and of any drafts or acceptances thereunder, shall be subject to approval by the Agent and the Borrower. Notwithstanding the foregoing, in no event may (i) the expiration date of any Letter of Credit extend beyond the Termination Date, (ii) any Letter of Credit have an initial duration in excess of one year, or (iii) any Letter of Credit contain an automatic renewal provision. The initial Stated Amount of each Letter of Credit shall be at least $200,000.

     (c) Requests for Issuance of Letters of Credit. The Borrower shall give the Agent notice at least 4 Business Days prior to the requested date of issuance of a Letter of Credit, such notice to describe in reasonable detail the proposed terms of such Letter of Credit and the nature of the transactions or obligations proposed to be supported by such Letter of Credit, and in any event shall set forth with respect to such Letter of Credit the proposed (i) initial Stated Amount, (ii) the beneficiary, and (iii) expiration date. The Borrower shall also execute and deliver such customary applications and agreements for standby letters of credit, and other forms as reasonably requested from time to time by the Agent. Provided the Borrower has given the notice prescribed by the first sentence of this subsection and delivered such application and agreements referred to in the preceding sentence, subject to the other terms and conditions of this Agreement, including the satisfaction of any applicable conditions precedent set forth in Article 6.2., the Agent shall issue the requested Letter of Credit on the requested date of issuance for the benefit of the stipulated beneficiary but in any event no later than the date 4 Business Days following the date after which the Agent has received all of the items required to be delivered to it under this subsection. Upon the written request of the Borrower, the Agent shall deliver to the Borrower a copy of (i) any Letter of Credit proposed to be issued hereunder prior to the issuance thereof and (ii) each issued Letter of Credit within a reasonable time after the date of issuance thereof. To the extent any term of a Letter of Credit Document is inconsistent with a term of any Loan Document, the term of such Loan Document shall control.

     (d) Reimbursement Obligations. Upon receipt by the Agent from the beneficiary of a Letter of Credit of any demand for payment under such Letter of Credit, the Agent shall promptly notify the Borrower of the amount to be paid by the Agent as a result of such demand and the date on which payment is to be made by the Agent to such beneficiary in respect of such demand. The Borrower hereby absolutely, unconditionally and irrevocably agrees to pay and reimburse the Agent for the amount of each demand for payment under such Letter of Credit at or prior to the date on which payment is to be made by the Agent to the beneficiary thereunder, without presentment, demand, protest or other formalities of any kind. Upon receipt by the Agent of any payment in respect of any Reimbursement Obligation, the Agent shall promptly pay to each Lender that has acquired a participation therein under the second sentence of the immediately following subsection (i) such Lender's Commitment Percentage of such payment.

     (e) Manner of Reimbursement. Promptly after payment by the Agent of any amount drawn under a Letter of Credit, the Agent shall give each Lender prompt notice thereof including the amount of the payment, specifying such Lender's Commitment Percentage of the amount of the payment and the provisions of subsection (j) of this Section shall apply.

     (f) Effect of Letters of Credit on Commitments. Upon the issuance by the Agent of any Letter of Credit and until such Letter of Credit shall have expired or been terminated, the Commitment of each Lender shall be deemed to be utilized for all purposes of this Agreement in an amount equal to the product of (i) such Lender's Commitment Percentage and (ii) the sum of (A) the Stated Amount of such Letter of Credit plus (B) any related Reimbursement Obligations then outstanding.

     (g) Agent's Duties Regarding Letters of Credit; Unconditional Nature of Reimbursement Obligations. In examining documents presented in connection with drawings under Letters of Credit and making payments under such Letters of Credit against such documents, the Agent shall only be required to use the same standard of care as it uses in connection with examining documents presented in connection with drawings under letters of credit in which it has not sold participations and making payments under such letters of credit. The Borrower assumes all risks of the acts and omissions of, or misuse of the Letters of
Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, neither the Agent nor any of the Lenders shall be responsible for (i) the form, validity, sufficiency, accuracy, genuineness or legal effects of any document submitted by any party in connection with the application for and issuance of or any drawing honored under any Letter of Credit even if such document should in fact prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged; (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit, or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason; (iii) failure of the beneficiary of any Letter of Credit to comply fully with conditions required in order to draw upon such Letter of Credit; (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telex, telecopy or otherwise, whether or not they be in cipher; (v) errors in interpretation of technical terms; (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit, or of the proceeds thereof; (vii) the misapplication by the beneficiary of any Letter of Credit, or of the proceeds of any drawing under any Letter of Credit; or
(viii) any consequences arising from causes beyond the control of the Agent or the Lenders. None of the above shall affect, impair or prevent the vesting of any of the Agent's rights or powers hereunder. Any action taken or omitted to be taken by the Agent under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not create against the Agent any liability to the Borrower or any Lender. In this connection, the obligation of the Borrower to reimburse the Agent for any drawing made under any Letter of Credit shall be absolute, unconditional and irrevocable and shall be paid strictly in accordance with the terms of this Agreement or any other applicable Letter of Credit Document under all circumstances whatsoever, including without limitation, the following circumstances: (A) any lack of validity or enforceability of any Letter of Credit Document or any term or provisions therein; (B) any amendment or waiver of or any consent to departure from all or any of the Letter of Credit Documents; (C) the existence of any claim, setoff, defense or other right which the Borrower may have at any time against the Agent, any Lender, any beneficiary of a Letter of Credit or any other Person, whether in connection with this Agreement, the transactions contemplated hereby or in the Letter of Credit Documents or any unrelated transaction; (D) any breach of contract or dispute between the Borrower, the Agent, any Lender or any other Person; (E) any demand, statement or any other document presented under a Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein or made in connection therewith being untrue or inaccurate in any respect whatsoever; (F) any non-application or misapplication by the beneficiary of a Letter of Credit or of the proceeds of any drawing under such Letter of Credit; (G) payment by the Agent under the Letter of Credit against presentation of a draft or certificate which does not strictly comply, but which does substantially comply, with the terms of the Letter of Credit; and (H) any other act, omission to act, delay or circumstance whatsoever that might, but for the provisions of this Section, constitute a legal or equitable defense to or discharge of the Borrower's Reimbursement Obligations.

     (h) Amendments, Etc. The issuance by the Agent of any amendment, supplement or other modification to any Letter of Credit shall be subject to the same conditions applicable under this Agreement to the issuance of new Letters of Credit (including, without limitation, that the request therefor be made through the Agent), and no such amendment, supplement or other modification shall be issued unless either (i) the respective Letter of Credit affected thereby would have complied with such conditions had it originally been issued hereunder in such amended, supplemented or modified form or (ii) the Agent and Requisite Lenders shall have consented thereto. In connection with any such amendment, supplement or other modification, the Borrower shall pay the fees, if any, payable under the last sentence of Section 3.5.(c).

     (i) Lenders' Participation in Letters of Credit. Immediately upon the issuance by the Agent of any Letter of Credit each Lender shall be deemed to have absolutely, irrevocably and unconditionally purchased and received from the Agent, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Commitment Percentage of the liability of the Agent with respect to such Letter of Credit and each Lender thereby shall absolutely, unconditionally and irrevocably assume, as primary obligor and not as surety, and shall be unconditionally obligated to the Agent to pay and discharge when due, such Lender's Commitment Percentage of the Agent's liability under such Letter of Credit. In addition, upon the making of each payment by a Lender to the Agent in respect of any Letter of Credit pursuant to the immediately following subsection (j), such Lender shall, automatically and without any further action on the part of the Agent or such Lender, acquire (i) a participation in an amount equal to such payment in the Reimbursement Obligation owing to the Agent by the Borrower in respect of such Letter of Credit and (ii) a participation in a percentage equal to such Lender's Commitment Percentage in any interest or other amounts payable by the Borrower in respect of such Reimbursement Obligation (other than the Fees payable to the Agent pursuant to the last sentence of Section 3.5.(c)).

     (j) Payment Obligation of Lenders. Each Lender severally agrees to pay to the Agent on demand in immediately available funds in Dollars the amount of such Lender's Commitment Percentage of each drawing paid by the Agent under each Letter of Credit; provided, however, that in respect of any drawing under any Letter of Credit, the maximum amount that any Lender shall be required to fund, whether as a Revolving Advance or as a participation, shall not exceed such Lender's Commitment Percentage of such drawing. The amount a Lender pays to the Agent under this subsection shall be deemed to be an Advance by such Lender if, at the time of such payment, the Borrower is not prohibited from obtaining Advances under this Agreement. Further, any such Advance shall be a LIBOR Advance having an Interest Period of one month unless otherwise prohibited by this Agreement, including without limitation, the terms of Section 2.9., in which case each such Advance shall be deemed to be a Base Rate Advance. Each Lender's obligation to make such payments to the Agent under this subsection, and the Agent's right to receive the same, shall be absolute, irrevocable and unconditional and shall not be affected in any way by any circumstance whatsoever, including without limitation, (i) the failure of any other Lender to make its payment under this subsection, (ii) the financial condition of the Borrower, any other Loan Party or the Parent, (iii) the existence of any Default or Event of Default, including any Event of Default described in Sections 11.1.(e) or (f) or (iv) the termination of the Commitments. Each such payment to the Agent shall be made without any offset, abatement, withholding or deduction whatsoever.

     (k) Information to Lenders. Promptly following any change in Letters of Credit outstanding, the Agent shall deliver to each Lender and the Borrower a notice describing the aggregate amount of all Letters of Credit outstanding at such time. Upon the request of any Lender from time to time, the Agent shall deliver any other information reasonably requested by such Lender with respect to each Letter of Credit then outstanding. Other than as set forth in this subsection, the Agent shall have no duty to notify the Lenders regarding the issuance or other matters regarding Letters of Credit issued hereunder. The failure of the Agent to perform its requirements under this subsection shall not relieve any Lender from its obligations under the immediately preceding subsection (j).


Section 2.3.  Swingline Loans.
     (a) Swingline Loans. Subject to the terms and conditions hereof, including without limitation Section 2.15., the Swingline Lender agrees to make Swingline Loans to the Borrower, during the period from the Effective Date to but excluding the Swingline Termination Date, in an aggregate principal amount at any one time outstanding up to, but not exceeding, $50,000,000, as such amount may be reduced from time to time in accordance with the terms hereof. If at any time the aggregate principal amount of the Swingline Loans outstanding at such time exceeds the Swingline Commitment in effect at such time, the Borrower shall no later than 2 days following the Agent's demand pay the Agent for the account of the Swingline Lender the amount of such excess. Subject to the terms and conditions of this Agreement, the Borrower may borrow, repay and reborrow Swingline Loans hereunder.

     (b) Procedure for Borrowing Swingline Loans. The Borrower shall give the Agent and the Swingline Lender notice of a borrowing of a Swingline Loan pursuant to a Notice of Swingline Borrowing delivered no later than 9:00 a.m. San Francisco time on the proposed date of such borrowing. If the Borrower intends to repay all or any portion of such Swingline Loan with the proceeds of Revolving Advances, then the Borrower shall also deliver to the Agent together with such Notice of Swingline Borrowing a Notice of Borrowing for such Revolving Advances. Not later than 10:00 a.m. San Francisco time on the date of the requested Swingline Loan and subject to satisfaction of the applicable conditions set forth in Article 6.2. for such borrowing, the Swingline Lender will make the proceeds of such Swingline Loan available to the Borrower in Dollars, in immediately available funds, at the account specified by the Borrower in the Notice of Swingline Borrowing.

     (c) Interest. Swingline Loans shall bear interest at a per annum rate equal to LIBOR (as such rate is referenced on the date such Swingline Loan is made) with an Interest Period of 7 Business Days (as designated by the Borrower in the Notice of Swingline Borrowing) plus one percent (1.0%), or at such other rate or rates as the Borrower and the Swingline Lender may agree from time to time in writing. All accrued and unpaid interest on Swingline Loans shall be payable on the dates and in the manner provided in Section 2.4.

     (d) Swingline Loan Amounts, Etc. Each Swingline Loan shall be in the minimum amount of $100,000 and integral multiples of $1,000 in excess thereof, or such other minimum amounts agreed to by the Swingline Lender and the Borrower. Any voluntary prepayment of a Swingline Loan must be in integral multiples of $1,000 or the aggregate principal amount of all outstanding Swingline Loans (or such other minimum amounts upon which the Swingline Lender and the Borrower may agree) and in connection with any such prepayment, the Borrower must give the Swingline Lender prior notice thereof no later than 10:00 a.m. San Francisco time on the day prior to the date of such prepayment. The Swingline Loans shall, in addition to this Agreement, be evidenced by the Swingline Note.

     (e) Repayment and Participations of Swingline Loans. The Borrower agrees to repay each Swingline Loan within 2 Business Days of demand therefor by the Swingline Lender and, in any event, within 7 Business Days after the date such Swingline Loan was made; provided, however, that if such Swingline Loan is made for the sole purpose of compensating for a deficiency in a requested Revolving Advance created by a Defaulting Lender, or a Lender shall fail to purchase an interest in a portion of a Swingline Loan required to be acquired by such Lender hereunder, then such Swingline Loan (or portion thereof) must be repaid within

60 Business Days after the date such Swingline Loan was made. Notwithstanding the foregoing, the Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, the Swingline Loans on the Swingline Termination Date (or such earlier date as the Swingline Lender and the Borrower may agree in writing). In lieu of demanding repayment of any outstanding Swingline Loan from the Borrower, the Swingline Lender may, on behalf of the Borrower (which hereby irrevocably directs the Swingline Lender to act on its behalf), request a borrowing of LIBOR Advances from the Lenders in an amount equal to the principal balance of such Swingline Loan and having an initial Interest Period of one month; provided, however, if at such time the Borrower is not permitted to borrow LIBOR Advances, then such borrowing shall be Base Rate Advances. The amount limitations contained in the second sentence of Section
2.1. shall not apply to any borrowing of Revolving Advances made pursuant to this subsection. The Swingline Lender shall give notice to the Agent of any such borrowing of Revolving Advances not later than 10:00 a.m. San Francisco time at least one Business Day prior to the proposed date of such borrowing. Each Lender will make available to the Agent at the Principal Office for the account of the Swingline Lender, in immediately available funds, the proceeds of the Revolving Advance to be made by such Lender. The Agent shall pay the proceeds of such Revolving Advances to the Swingline Lender, which shall apply such proceeds to repay such Swingline Loan. If the Lenders are prohibited from making Advances required to be made under this subsection for any reason whatsoever, including without limitation, the occurrence of any of the Defaults or Events of Default described in Sections 11.1.(e) or (f), each Lender shall purchase from the Swingline Lender, without recourse or warranty, an undivided interest and participation to the extent of such Lender's Commitment Percentage of such Swingline Loan, by directly purchasing a participation in such Swingline Loan in such amount and paying the proceeds thereof to the Agent for the account of the Swingline Lender in Dollars and in immediately available funds. A Lender's obligation to purchase such a participation in a Swingline Loan shall be absolute and unconditional and shall not be affected by any circumstance whatsoever, including without limitation, (i) any claim of setoff, counterclaim, recoupment, defense or other right which such Lender or any other Person may have or claim against the Agent, the Swingline Lender or any other Person whatsoever, (ii) the occurrence or continuation of a Default or Event of Default (including without limitation, any of the Defaults or Events of Default described in Sections 11.1.(e) or (f)), or the termination of any Lender's Commitment, (iii) the existence (or alleged existence) of an event or condition which has had or could have a Material Adverse Effect, (iv) any breach of any Loan Document by the Agent, any Lender or the Borrower or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing. If such amount is not in fact made available to the Swingline Lender by any Lender, the Swingline Lender shall be entitled to recover such amount on demand from such Lender, together with accrued interest thereon for each day from the date of demand thereof, at the Federal Funds Rate. If such Lender does not pay such amount forthwith upon the Swingline Lender's demand therefor, and until such time as such Lender makes the required payment, the Swingline Lender shall be deemed to continue to have outstanding Swingline Loans in the amount of such unpaid participation obligation for all purposes of the Loan Documents (other than those provisions requiring the other Lenders to purchase a participation therein). Further, such Lender shall be deemed to have assigned any and all payments made of principal and interest on its Advances, and any other amounts due it hereunder, to the Swingline Lender to fund Swingline Loans in the amount of the participation in Swingline Loans that such Lender failed to purchase pursuant to this Section until such amount has been purchased (as a result of such assignment or otherwise).


Section 2.4.  Rates and Payment of Interest on Advances.
     (a) Rates. The Borrower promises to pay to the Agent for the account of each Lender interest on the unpaid principal amount of each Revolving Advance made by such Lender for the period from and including the date of the making of such Revolving Advance to but excluding the date such Revolving Advance shall be paid in full, at the following per annum rates:

                  (i) during such periods as such Revolving Advance is a Base Rate Advance, at the Base Rate (as in effect from time to time); and

                  (ii) during such periods as such Revolving Advance is a LIBOR Advance, at LIBOR for such Revolving Advance for the Interest Period therefor, plus 1.0%.

     Notwithstanding the foregoing, while any Event of Default shall exist, the Borrower shall, upon and after the Agent's demand, pay to the Agent for the account of each Lender interest at the Default Rate on the outstanding principal amount of any Advance made by such Lender, on all Reimbursement Obligations and on any other amount payable by the Borrower hereunder or under the Notes held by such Lender to or for the account of such Lender (including without limitation, accrued but unpaid interest to the extent permitted under Applicable Law).

     (b) Payment of Interest. All accrued and unpaid interest on the outstanding principal amount of each Advance shall be payable (i) monthly in arrears on the first day of each month, commencing with the first full calendar month occurring after the Effective Date and (ii) on any date on which the principal balance of such Advance is due and payable in full (whether at maturity, due to acceleration or otherwise). Interest payable at the Default Rate shall be payable from time to time on demand. All determinations by the Agent of an interest rate hereunder shall be conclusive and binding on the Lenders and the Borrower for all purposes, absent manifest error.


Section 2.5.  Number of Interest Periods.
     Notwithstanding anything to the contrary contained in this Agreement, there may be no more than 8 different Interest Periods outstanding at the same time.


Section 2.6.  Repayment of Advances.
     The Borrower shall repay the entire outstanding principal amount of, and all accrued but unpaid interest on, the Revolving Advances on the Termination Date.


Section 2.7.  Prepayments.
     (a) Optional. Subject to Section 5.4., the Borrower may prepay any Advance at any time without premium or penalty. The Borrower shall give the Agent at least 3 Business Days prior notice of the prepayment of any Advance. Each voluntary prepayment of Revolving Advances shall be in an aggregate minimum amount of $100,000 and integral multiples of $1,000 in excess thereof.

     (b) Mandatory.

                  (i) Commitment Overadvance. If at any time the aggregate principal amount of all outstanding Advances, together with the aggregate amount of all Letter of Credit Liabilities, exceeds the aggregate amount of the Commitments, the Borrower shall no later than 2 days following the Agent's demand, pay to the Agent for the account of the Lenders, the amount of such excess.

                  (ii) Borrowing Base Overadvance. If at any time the aggregate principal amount of all outstanding Advances, together with the aggregate amount of all Letter of Credit Liabilities, exceeds the Borrowing Base, the Borrower shall, within 30 days of the earlier of
         (A) receipt by the Borrower of notice from the Agent stating that such excess exists or (B) the date the Borrower delivers (or was required to deliver) a Borrowing Base Certificate indicating the existence of such excess, deliver to the Agent for prompt distribution to each Lender a written plan acceptable to all of the Lenders to eliminate such excess. If such excess is not eliminated within 90 days of the earlier of receipt by the Borrower of such notice or the date the Borrower delivers (or was required to deliver) such Borrowing Base Certificate, an Event of Default shall be deemed to have occurred hereunder.

     All payments under this subsection (b) shall be applied to pay all amounts of excess principal outstanding on the applicable Advances and any applicable Reimbursement Obligations in accordance with Section 3.2., and the remainder, if any, shall be paid to the Borrower or whomever else may be legally entitled to such remainder.


Section 2.8.  Late Charges.
     So long as the Default Rate is not payable with respect to the Obligations as provided in Section 2.4., if any payment required under this Agreement is not paid within 15 days after it becomes due and payable, the Borrower shall pay a late charge for late payment to compensate the Lenders for the loss of use of funds and for the expenses of handling the delinquent payment, in an amount equal to three percent (3.0%) of such delinquent payment. Such late charge shall be paid in any event not later than the due date of the next subsequent installment of principal and/or interest. In the event the maturity of the Obligations hereunder occurs or is accelerated pursuant to Section 11.2., this Section shall apply only to payments overdue prior to the time of such acceleration. This Section shall not be deemed to be a waiver of the Lenders' right to accelerate payment of any of the Obligations as permitted under the terms of this Agreement.


Section 2.9. Provisions Applicable to LIBOR Advances; Limitation on Base Rate Advances.
     (a) Continuation of LIBOR Advances. Subject to the other terms and conditions of this Agreement, including without limitation, the immediately following subsection (c), the Borrower may on any Business Day, with respect to any LIBOR Advance, elect to maintain such LIBOR Advance or any portion thereof as a LIBOR Advance by selecting a new Interest Period for such LIBOR Advance. Each new Interest Period selected under this Section shall commence on the last day of the immediately preceding Interest Period. Each selection of a new Interest Period shall be made by the Borrower giving to the Agent a Notice of Continuation not later than 10:00 a.m. San Francisco time on the third Business Day prior to the date of any such Continuation. Such notice by the Borrower of a Continuation shall be in the form of a Notice of Continuation, specifying (i) the proposed date of such Continuation, (ii) the LIBOR Advance and portion thereof subject to such Continuation and (iii) the duration of the selected Interest Period, all of which shall be specified in such manner as is necessary to comply with all limitations on Advances outstanding hereunder. Each Continuation of LIBOR Advances shall be in an aggregate minimum amount of $100,000 and integral multiples of $1,000 in excess thereof. Promptly after receipt of a Notice of Continuation, the Agent shall notify each Lender of the proposed Continuation. If the Borrower shall fail to select in a timely manner a new Interest Period for any LIBOR Advance in accordance with this Section, such Advance will automatically, on the last day of the current Interest Period therefor, Continue as a LIBOR Advance having an Interest Period of one month.

     (b) Conversion of LIBOR Advances. Subject to the other terms and conditions of this Agreement, including without limitation, the immediately following subsection (c), the Borrower may on any Business Day, upon the Borrower's giving of a Notice of Conversion to the Agent, Convert all or a portion of an Advance of one Type into an Advance of another Type. Any Conversion of a LIBOR Advance into a Base Rate Advance shall be made on, and only on, the last day of an Interest Period for such LIBOR Advance. Each such Notice of Conversion shall be given not later than 10:00 a.m. San Francisco time one Business Day prior to the date of any proposed Conversion into Base Rate Advances and three Business Days prior to the date of any proposed Conversion into LIBOR Advances. Promptly after receipt of a Notice of Conversion, the Agent shall notify each Lender of the proposed Conversion. Subject to the restrictions specified above, each Notice of Conversion shall be in the form of a Notice of Conversion specifying (a) the requested date of such Conversion, (b) the Type of Advance to be Converted, (c) the portion of such Type of Advance to be Converted, (d) the Type of Advance such Advance is to be Converted into and (e) if such Conversion is into a LIBOR Advance, the requested duration of the Interest Period of such Advance. Each Conversion of Base Rate Advances into LIBOR Advances shall be in an aggregate minimum amount of $100,000 and integral multiples of $1,000 in excess thereof.

     (c) Conditions to Conversion and Continuation. The effectiveness of (i) the Continuation of a LIBOR Advance and (ii) the conversion of a Base Rate Advance into a LIBOR Advance, is subject to the condition that:

                  (x) none of the following exists as of the date of such Continuation or Conversion and none would exist immediately after giving effect thereto: (A) any Default under subsection (a), (b)(i),
         (e) or (f) of Section 11.1., (B) any other Default as to which the Agent has given the Borrower notice and (C) an Event of Default; and

                  (y) such Continuation or Conversion is not otherwise prohibited under this Agreement.

     (d) Limitation on Interest Period Duration During Default. Notwithstanding anything to the contrary contained in this Agreement, no LIBOR Advance that may otherwise be made hereunder shall have an Interest Period longer than one month if any Default exists.

     (e) Limitation on Base Rate Advances. Notwithstanding anything to the contrary contained in this Agreement, the Borrower may only request Base Rate Advances, or Convert LIBOR Advances into Base Rate Advances, under the following circumstances:

                  (i) if the Borrower has requested a borrowing of LIBOR Advances having an Interest Period of at least 7, but not more than 30, days and at least one Lender did not consent to such Interest Period, then the Borrower may request that such borrowing of Advances be Base Rate Advances; provided, however, that the Borrower shall repay such Base Rate Advances in full no later than 7 calendar days after such Advances have been made; and

                  (ii) if the obligation of any Lender to make LIBOR Advances or to Continue, or to Convert Base Rate Advances into, LIBOR Advances shall be suspended pursuant to Section 5.2. or Section 5.3., then Borrower may borrow Base Rate Advances as provided in Section 5.5.


Section 2.10.  Notes.
     The Revolving Advances made by each Lender shall, in addition to this Agreement, also be evidenced by a promissory note of the Borrower substantially in the form of Exhibit I (each a "Revolving Note"), payable to the order of such Lender in a principal amount equal to the amount of its Commitment as originally in effect and otherwise duly completed.


Section 2.11.  Increase in Commitments.
     The Borrower shall have the right to request increases in the aggregate amount of the Commitments by providing notice to the Agent; provided, however, that after giving effect to any such increases the aggregate amount of the Commitments shall not exceed $350,000,000. Each such increase in the Commitments must be an aggregate minimum amount of $5,000,000 and integral multiples of $1,000,000 in excess thereof. The Agent shall promptly notify each Lender of any such request. No Lender shall be obligated in any way whatsoever to increase its Commitment. If a new Lender becomes a party to this Agreement, or if any existing Lender agrees to increase its Commitment, such Lender shall on the date it becomes a Lender hereunder (or in the case of an existing Lender, increases its Commitment) (and as a condition thereto) purchase from the other Lenders its

Commitment Percentage (determined with respect to the Lenders' relative Commitments and after giving effect to the increase of Commitments) of any outstanding Loans, by making available to the Agent for the account of such other Lenders, in same day funds, an amount equal to the sum of (A) the portion of the outstanding principal amount of such Loans to be purchased by such Lender plus (B) interest accrued and unpaid to and as of such date on such portion of the outstanding principal amount of such Loans. The Borrower shall pay to the Lenders amounts payable, if any, to such Lenders under Section 5.4. as a result of the prepayment of any such Loans. No increase of the Commitments may be effected under this Section (x) unless no Default or Event of Default is in existence on the effective date of such increase, (y) unless the Borrower can demonstrate to the reasonable satisfaction of the Agent that, after giving effect to such increase, the Borrower will be in compliance with Section 10.1. and (z) if any representation or warranty made or deemed made by the Borrower, any other Loan Party or the Parent, in any Loan Document to which such Person is a party is not (or would not be) materially true or correct on the effective date of such increase except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically and expressly permitted hereunder. In connection with any increase in the aggregate amount of the Commitments pursuant to this Section (a) any Lender becoming a party hereto shall execute such documents and agreements as the Agent may reasonably request, (b) the Agent shall make appropriate arrangements so that the Borrower executes and delivers (which the Borrower agrees to do) a new or replacement Note, as appropriate, in favor of each new Lender, and any existing Lender increasing its Commitment, in the amount of such Lender's Commitment at the time of the effectiveness of the applicable increase in the aggregate amount of Commitments and (c) the Borrower shall, and shall cause each Subsidiary that owns any Collateral Property, to execute such documents, instruments and agreements as the Agent may reasonably deem necessary or appropriate to preserve, protect, or maintain the priority of, any Lien purported to be granted under any of the Collateral Documents.


Section 2.12.  Voluntary Reductions of the Commitment.
     The Borrower may terminate or reduce the unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include the aggregate amount of Letter of Credit Liabilities and Swingline Loans) at any time and from time to time without penalty or premium upon not less than 5 Business Days prior notice to the Agent of each such reduction or termination, which notice shall specify the effective date thereof and, in the case of a reduction, the amount of such reduction (which shall not be less than $5,000,000 and integral multiples of $1,000,000 in excess of that amount in the aggregate) and shall be effective only upon receipt by the Agent. Promptly after receipt of any such notice the Agent shall notify each Lender of the proposed termination or Commitment reduction. The Commitments, once reduced or terminated pursuant to this Section, may not be increased or reinstated. The Borrower shall pay all interest and fees, on the Advances accrued to the date of such reduction or termination of the Commitments to the Agent for the account of the Lenders, including but not limited to any applicable compensation due to each Lender in accordance with Section 5.4. of this Agreement.


Section 2.13.  Extension of Termination Date.
     The Borrower may request that the Agent and the Lenders extend the current Termination Date by one year by executing and delivering to the Agent at least 90 days but not more than 180 days prior to the current Termination Date, a written request for such extension. The Agent shall forward to each Lender a copy of such request delivered to the Agent promptly upon receipt thereof. Subject to satisfaction of the following conditions, the Termination Date shall be extended for one year: (a) immediately prior to such extension and immediately after giving effect thereto, no Default or Event of Default shall or would exist and (b) the Borrower shall have paid the Fees payable under Section 3.5.(d). The Termination Date may be extended only one time pursuant to this subsection.

Section 2.14. Expiration or Maturity Date of Letters of Credit Past Termination Date.
     If on the date the Commitments are terminated (whether voluntarily, by reason of the occurrence of an Event of Default or otherwise), there are any Letters of Credit outstanding hereunder, the Borrower shall, on such date, either (a) pay to the Agent an amount of money equal to the Stated Amount of such Letter(s) of Credit to be held by the Agent in an interest bearing account as cash collateral for the Letter of Credit Liabilities relating to such Letter(s) of Credit or (b) deliver to the Agent one or more letters of credit, each to be in form and substance, and issued by financial institutions, reasonably satisfactory to the Agent, having an aggregate stated amount at least equal to the Stated Amount of all such Letters of Credit less any amounts paid to the Agent to be held as cash collateral under the immediately preceding clause (a). If a drawing pursuant to any such Letter of Credit occurs on or prior to the expiration date of such Letter of Credit, the Borrower authorizes the Agent to use the monies paid to the Agent as cash collateral to make payment to the beneficiary with respect to such drawing or the payee with respect to such presentment. If no drawing occurs on or prior to the expiration date of such Letter of Credit, the Agent shall pay to the Borrower (or to whomever else may be legally entitled thereto) the monies paid to the Agent to be held as cash collateral with respect to such outstanding Letter of Credit, together with all interest accrued thereon, on or before the date 5 days after the expiration date of such Letter of Credit.


Section 2.15.  Amount Limitations.
     Notwithstanding any other term of this Agreement or any other Loan Document, no Lender shall be required to make any Advance, and the Agent shall not be required to issue a Letter of Credit, if immediately after the making of such Advance or issuance of such Letter of Credit the aggregate principal amount of all outstanding Advances together with the aggregate amount of all Letter of Credit Liabilities would exceed either (a) the aggregate amount of the Commitments or (b) the Borrowing Base.

(3) Article III. Payments, Fees and Other General Provisions

Section 3.1.  Payments.
     Except to the extent otherwise provided herein, all payments of principal, interest and other amounts to be made by the Borrower under this Agreement, the Notes or any other Loan Document shall be made in Dollars, in immediately available funds, without setoff, deduction or counterclaim, to the Agent at the Principal Office, not later than 11:00 a.m. San Francisco time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business
Day). Subject to Section 11.7., the Borrower shall, at the time of making each payment under this Agreement or any other Loan Document, specify to the Agent the amounts payable by the Borrower hereunder to which such payment is to be applied. Each payment received by the Agent for the account of a Lender under this Agreement or any Note shall be paid to such Lender by wire transfer of immediately available funds in accordance with the wiring instructions provided by such Lender to the Agent from time to time, for the account of such Lender at the applicable Lending Office of such Lender. In the event the Agent fails to pay such amounts to such Lender within one Business Day of receipt of such amounts, the Agent shall pay interest on such amount at a rate per annum equal to the Federal Funds Rate from time to time in effect. If the due date of any payment under this Agreement or any other Loan Document would otherwise fall on a day which is not a Business Day such date shall be extended to the next succeeding Business Day and interest shall continue to accrue at the rate, if any, applicable to such payment for the period of such extension.

Section 3.2.  Pro Rata Treatment.
     Except to the extent otherwise provided herein: (a) each borrowing from Lenders under Section 2.1. shall be made from the Lenders, each payment of the fees under Sections 3.5.(a), (b) and (d) and the first sentence of Section 3.5.(c) shall be made for the account of the Lenders, and each termination or reduction of the amount of the Commitments under Section 2.12. shall be applied to the respective Commitments of the Lenders, pro rata according to the amounts of their respective Commitments; (b) each payment or prepayment of principal of Revolving Advances by the Borrower shall be made for the account of the Lenders pro rata in accordance with the respective unpaid principal amounts of the Revolving Advances held by them, provided that if immediately prior to giving effect to any such payment in respect of any Revolving Advances the outstanding principal amount of the Revolving Advances shall not be held by the Lenders pro rata in accordance with their respective Commitments in effect at the time such Advances were made, then such payment shall be applied to the Revolving Advances in such manner as shall result, as nearly as is practicable, in the outstanding principal amount of the Revolving Advances being held by the Lenders pro rata in accordance with their respective Commitments; (c) each payment of interest on Revolving Advances by the Borrower shall be made for the account of the Lenders pro rata in accordance with the amounts of interest on such Advances then due and payable to the respective Lenders; and (d) the Conversion and Continuation of Revolving Advances of a particular Type (other than Conversions provided for by Section 5.5.) shall be made pro rata among the Lenders according to the amounts of their respective Revolving Advances and the then current Interest Period for each Lender's portion of each Revolving Advance of such Type shall be coterminous; and (e) the Lenders' participation in, and payment obligations in respect of, Swingline Loans under Section 2.3., shall be in accordance with their respective Commitment Percentages; and (f) the Lenders' participation in, and payment obligations in respect of, Letters of Credit under Section 2.2., shall be pro rata in accordance with their respective Commitment Percentages. All payments of principal, interest, fees and other amounts in respect of the Swingline Loans shall be for the account of the Swingline Lender only (except to the extent any Lender shall have acquired a participating interest in any such Swingline Loan pursuant to Section 2.3.(e)).


Section 3.3.  Sharing of Payments, Etc.
     If a Lender shall obtain payment of any principal of, or interest on, any Advance under this Agreement or shall obtain payment on any other Obligation owing by the Borrower or any other Loan Party through the exercise of any right of banker's lien or counterclaim or similar right or otherwise or through voluntary prepayments directly to a Lender or other payments made by the Borrower or any other Loan Party to a Lender not in accordance with the terms of this Agreement and such payment should be distributed to the Lenders in accordance with Section 3.2. or Section 11.7., such Lender shall promptly purchase from such other Lenders participations in (or, if and to the extent specified by such Lender, direct interests in) the Advances made by the other Lenders or other Obligations owed to such other Lenders in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Lenders shall share the benefit of such payment (net of any reasonable expenses which may actually be incurred by such Lender in obtaining or preserving such benefit) in accordance with the requirements of Section 3.2. or Section 11.7., as applicable. To such end, all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored. The Borrower agrees that any Lender so purchasing a participation (or direct interest) in the Advances or other Obligations owed to such other Lenders may, subject to the limitations of Section 13.3., exercise all rights of set-off, banker's lien, counterclaim or similar rights with the respect to such participation as fully as if such Lender were a direct holder of Advances in the amount of such participation. Nothing contained herein shall require any Lender to exercise any such right or shall affect the right of any Lender to exercise and retain the benefits of exercising, any such right with respect to any other indebtedness or obligation of the Borrower.

Section 3.4.  Several Obligations.
     No Lender shall be responsible for the failure of any other Lender to make an Advance or to perform any other obligation to be made or performed by such other Lender hereunder, and the failure of any Lender to make an Advance or to perform any other obligation to be made or performed by it hereunder shall not relieve the obligation of any other Lender to make any Advance or to perform any other obligation to be made or performed by such other Lender.


Section 3.5.  Fees.
     (a) Closing Fees. On the Effective Date, the Borrower agrees to pay to the Agent and each Lender all loan fees as have been agreed to in writing by the Borrower and the Agent or each Lender, as applicable.

     (b) Annual Unused Fee. During the period from the Effective Date to but excluding the Termination Date, the Borrower agrees to pay to the Agent for the account of the Lenders an unused facility fee equal to the sum of the average daily amount by which the aggregate amount of the Commitments (as they may be reduced from time to time pursuant to Section 2.12. or increased from time to time in accordance with this Agreement) exceeds the aggregate outstanding principal balance of Revolving Advances and Letter of Credit Liabilities set forth in the table below multiplied by the corresponding per annum rate applicable to the entire excess:

  Amount by Which Commitments Exceeds Revolving Advances and         Unused Fee
                 Letter of Credit Liabilities

$0 to and including an amount equal to 50% of the aggregate     .125%
amount of Commitments

Greater than an amount equal to 50% of the aggregate amount     .250%
of Commitments

Such fee shall be computed on a daily basis for each calendar quarter during the term of this Agreement. Such fee shall be payable in arrears on the first day of each December, March, June or September, as applicable, immediately following each such calendar quarter. Any such accrued and unpaid fee shall also be payable on the Termination Date or any earlier date of termination of the Commitments or reduction of the Commitments to zero.

     (c) Letter of Credit Fees. The Borrower agrees to pay to the Agent for the account of each Lender a letter of credit fee at a rate per annum equal to one percent (1.0%) of the daily average Stated Amount of each Letter of Credit for the period from and including the date of issuance of such Letter of Credit (x) to and including the date such Letter of Credit expires or is terminated or (y) to but excluding the date such Letter of Credit is drawn in full; provided, however, in no event shall the aggregate amount of such fee in respect of any Letter of Credit be less than $1,000. Such fee shall be nonrefundable and payable in arrears (i) quarterly on the first day of January, April, July and October, (ii) on the Termination Date, (iii) on the date the Commitments are terminated or reduced to zero and (iv) thereafter from time to time on demand of the Agent. The Borrower shall pay directly to the Agent from time to time on demand all commissions, charges, costs and expenses in the amounts customarily charged by the Agent from time to time in like circumstances with respect to the issuance of each Letter of Credit, drawings, amendments and other transactions relating thereto.

     (d) Extension Fee. If, pursuant to Section 2.13., the Borrower exercises its right to extend the Termination Date, the Borrower agrees to pay to the Agent for the account of each Lender an extension fee equal to 0.15% of the amount of such Lender's Commitment at such time. Such fee shall be paid to the Agent prior to, and as a condition to, such extension.

     (e) Administrative and Other Fees. The Borrower agrees to pay the administrative and other fees of the Agent as may be agreed to in writing from time to time.


Section 3.6.  Computations.
     Unless otherwise expressly set forth herein, any accrued interest on any Advance, any Fees or other Obligations due hereunder shall be computed on the basis of a year of 360 days and the actual number of days elapsed; provided, however, fees in respect of Letters of Credit shall be computed on the basis of a year of 365 or 366 days, as the case may be, and the actual number of days elapsed.


Section 3.7.  Usury.
     In no event shall the amount of interest due or payable on the Advances or other Obligations exceed the maximum rate of interest allowed by Applicable Law and, if any such payment is paid by the Borrower or received by any Lender, then such excess sum shall be credited as a payment of principal, unless the Borrower shall notify the respective Lender in writing that the Borrower elects to have such excess sum returned to it forthwith. It is the express intent of the parties hereto that the Borrower not pay and the Lenders not receive, directly or indirectly, in any manner whatsoever, interest in excess of that which may be lawfully paid by the Borrower under Applicable Law. The parties hereto hereby agree and stipulate that the only charge imposed upon the Borrower for the use of money in connection with this Agreement is and shall be the interest specifically described in Section 2.4.(a)(i) and (ii) and with respect to Swingline Loans, in Section 2.3.(c). Notwithstanding the foregoing, the parties hereto further agree and stipulate that all agency fees, syndication fees, facility fees, letter of credit fees, underwriting fees, default charges, late charges, funding or "breakage" charges, increased cost charges, attorneys' fees and reimbursement for costs and expenses paid by the Agent or any Lender to third parties or for damages incurred by the Agent or any Lender, are charges made to compensate the Agent or any such Lender for underwriting or administrative services and costs or losses performed or incurred, and to be performed or incurred, by the Agent and the Lenders in connection with this Agreement and shall under no circumstances be deemed to be charges for the use of money. All charges other than charges for the use of money shall be fully earned and nonrefundable when due.


Section 3.8.  Defaulting Lenders.
     If for any reason any Lender (a "Defaulting Lender") shall fail or refuse to perform any of its obligations under this Agreement or any other Loan Document to which it is a party within the time period specified for performance of such obligation or, if no time period is specified, if such failure or refusal continues for a period of 5 Business Days after notice from the Agent, then, in addition to the rights and remedies that may be available to the Agent or the Borrower under this Agreement or Applicable Law, such Defaulting Lender's right to participate in the administration of the Advances, this Agreement and the other Loan Documents, including without limitation, any right to vote in respect of, to consent to or to direct any action or inaction of the Agent or to be taken into account in the calculation of Requisite Lenders, shall be suspended during the pendency of such failure or refusal. If for any reason a Lender fails to make timely payment to the Agent of any amount required to be paid to the Agent hereunder (without giving effect to any notice or cure periods), in addition to other rights and remedies which the Agent or the Borrower may have under the immediately preceding provisions or otherwise, the Agent shall be entitled (i) to collect interest from such Defaulting Lender on such delinquent payment for the period from the date on which the payment was due until the date on which the payment is made at the Federal Funds Rate, (ii) to withhold or setoff and to apply in satisfaction of the defaulted payment and any related interest, any amounts otherwise payable to such Defaulting Lender under this Agreement or any other Loan Document and (iii) to bring an action or suit against such Defaulting Lender in a court of competent jurisdiction to recover the defaulted amount and any related interest. The Agent shall give the

Borrower prompt notice of the failure of any Lender to make available to the Agent the proceeds of any Advance required to be made available by such Lender. Any amounts received by the Agent in respect of a Defaulting Lender's Advances shall not be paid to such Defaulting Lender and shall be held by the Agent and paid to such Defaulting Lender upon the Defaulting Lender's curing of its default.


Section 3.9.  Taxes.
     (a) Taxes Generally. All payments by the Borrower of principal of, and interest on, the Advances and all other Obligations shall be made free and clear of and without deduction for any present or future excise, stamp or other taxes, fees, duties, levies, imposts, charges, deductions, withholdings or other charges of any nature whatsoever imposed by any taxing authority, but excluding
(i) franchise taxes, (ii) any taxes (other than withholding taxes) that would not be imposed but for a connection between the Agent or a Lender and the jurisdiction imposing such taxes (other than a connection arising solely by virtue of the activities of the Agent or such Lender pursuant to or in respect of this Agreement or any other Loan Document), (iii) any taxes imposed on or measured by any Lender's assets, net income, receipts or branch profits and (iv) any taxes arising after the Agreement Date solely as a result of or attributable to a Lender changing its designated Lending Office after the date such Lender becomes a party hereto (such non-excluded items being collectively called
"Taxes"). If any withholding or deduction from any payment to be made by the Borrower hereunder is required in respect of any Taxes pursuant to any Applicable Law, then the Borrower will:

                  (i) pay directly to the relevant Governmental Authority the full amount required to be so withheld or deducted;

                  (ii) promptly forward to the Agent an official receipt or other documentation satisfactory to the Agent evidencing such payment to such Governmental Authority; and

                  (iii) pay to the Agent for its account or the account of the applicable Lender, as the case may be, such additional amount or amounts as is necessary to ensure that the net amount actually received by the Agent or such Lender will equal the full amount that the Agent or such Lender would have received had no such withholding or deduction been required.

     (b) Tax Indemnification. If the Borrower fails to pay any Taxes when due to the appropriate Governmental Authority or fails to remit to the Agent, for its account or the account of the respective Lender, as the case may be, the required receipts or other required documentary evidence, the Borrower shall indemnify the Agent and the Lenders for any incremental Taxes, interest or penalties that may become payable by the Agent or any Lender as a result of any such failure. For purposes of this Section, a distribution hereunder by the Agent or any Lender to or for the account of any Lender shall be deemed a payment by the Borrower.

     (c) Tax Forms. Prior to the date that any Lender or Participant organized under the laws of a jurisdiction outside the United States of America becomes a party hereto, such Person shall deliver to the Borrower and the Agent such certificates, documents or other evidence, as required by the Internal Revenue Code or Treasury Regulations issued pursuant thereto (including Internal Revenue Service Forms W-8ECI and W-8BEN, as applicable, or appropriate successor forms), properly completed, currently effective and duly executed by such Lender or Participant establishing that payments to it hereunder and under the Notes are
(i) not subject to United States Federal backup withholding tax and (ii) not subject to United States Federal withholding tax under the Code. Each such Lender or Participant shall (x) deliver further copies of such forms or other appropriate certifications on or before the date that any such forms expire or become obsolete and after the occurrence of any event requiring a change in the most recent form delivered to the Borrower and (y) obtain such extensions of the time for filing, and renew such forms and certifications thereof, as may be reasonably requested by the Borrower or the Agent. The Borrower shall not be required to pay any amount pursuant to last sentence of subsection (a) above to any Lender or Participant that is organized under the laws of a jurisdiction outside of the United States of America or the Agent, if it is organized under the laws of a jurisdiction outside of the United States of America, if such Lender, Participant or the Agent, as applicable, fails to comply with the requirements of this subsection. If any such Lender or Participant fails to deliver the above forms or other documentation, then the Agent may withhold from such payment to such Lender such amounts as are required by the Code. If any Governmental Authority asserts that the Agent did not properly withhold or backup withhold, as the case may be, any tax or other amount from payments made to or for the account of any Lender, such Lender shall indemnify the Agent therefor, including all penalties and interest, any taxes imposed by any jurisdiction on the amounts payable to the Agent under this Section, and costs and expenses (including all fees and disbursements of any law firm or other external counsel and the allocated cost of internal legal services and all disbursements of internal counsel) of the Agent. The obligation of the Lenders under this Section shall survive the termination of the Commitments, repayment of all Obligations and the resignation or replacement of the Agent.

(4) Article IV. Collateral Properties

Section 4.1.  Eligibility of Properties.
     (a) Initial Collateral Properties. As of the date hereof, the Lenders have approved for inclusion in calculations of the Borrowing Base, the Properties identified on Schedule 4.1. Upon satisfaction on or after the Effective Date of the conditions set forth in Section 6.3. with respect to such Properties, such Properties shall be deemed to be Collateral Properties.

     (b) Additional Collateral Properties. If after the Effective Date the Borrower desires that the Lenders include any additional Property as a Collateral Property in calculations of the Borrowing Base, the Borrower shall so notify the Agent in writing. No Property will be evaluated by the Lenders unless and until the Borrower delivers to the Agent the following, in form and substance satisfactory to the Agent:

                  (i) An executive summary of the Property including, at a minimum, the following information relating to such Property: (A) a description of such Property, such description to include the age, location, site plan and current occupancy rate of such Property; (B) if such Property is being acquired, the purchase price paid or to be paid for such Property; and (C) the current projected capital plans and, if applicable, current renovation plans for such Property;

                  (ii) Historical operating statements for such Property to the extent reasonably available to the Borrower, and such projections and other information concerning the anticipated operation of such Property as the Agent may reasonably request; and

                  (iii) A current rent roll for such Property, and a three-year occupancy history of such Property to the extent reasonably available to the Borrower.

     Upon receipt of the foregoing documents and information, the Agent shall promptly forward a copy thereof to each Lender. Within 10 Business Days from the date on which a Lender receives all such documents and information from the
Agent, such Lender shall notify the Agent whether or not such Lender conditionally approves of such Property as a Collateral Property subject only to such Lender's approval of the applicable Appraisal and other items as provided in the immediately following subsection. If a Lender fails to give such notice prior to the expiration of such 10-day period, such Lender shall be deemed to have conditionally approved such Property as a Collateral Property. If the Requisite Lenders (which for purposes of this subsection (b) must include the Lender then acting as Agent) have not conditionally approved such Property as an Collateral Property, the approval process shall terminate.

     (c) Appraisal; Final Approval. Upon the earlier of (i) written request by the Borrower or (ii) the Requisite Lenders' conditional approval of a Property as a Collateral Property pursuant to the immediately preceding subsection (b), the Agent shall commission, at the Borrower's expense, an Appraisal of such Property, to be in form and substance satisfactory to the Agent. Within 7 Business Days of receipt of such Appraisal, the Agent shall review such Appraisal and shall determine the Appraised Value of such Property. If after such review and determination the Agent is unwilling to recommend acceptance of such Property as a Collateral Property, the Agent shall promptly notify the Borrower and the Lenders and the consideration by the Agent and the Lenders of such Property shall cease. If after such review and determination the Agent remains prepared to recommend acceptance of such Property as a Collateral Property, the Agent shall promptly forward a copy of such Appraisal to the Lenders together with notice of such Appraised Value. Each Lender which previously conditionally approved such Property as a Collateral Property shall notify the Agent in writing whether or not such Lender accepts such Appraisal and Appraised Value within 7 Business Days from the date of receipt by such Lender of such Appraisal and Appraised Value. If a Lender fails to give such notice prior to the expiration of such 7-Business Day period, such Lender shall be deemed to have accepted and approved such Appraisal and Appraised Value. Such Property shall become a Collateral Property upon approval of the Requisite Lenders (which for purposes of this subsection (c) must include the Lender then acting as Agent) and upon execution and delivery to the Agent of the documents and items described in Section 6.3., and such other items or documents as may be appropriate under the circumstances, and satisfaction of all other closing requirements reasonably imposed by the Agent.


Section 4.2.  Release of Properties.
     The Borrower may request, upon not less than 10 Business Days prior notice to the Agent, that any Collateral Property, or portion thereof, be released from the Liens created by the Collateral Documents applicable thereto, which release (the "Property Release") shall be effected by the Agent if the Agent determines all of the following conditions are satisfied as of the date of such Property
Release:

     (a) subject to the terms of Section 11.4., no Default or Event of Default exists or will exist immediately after giving effect to such Property Release and the reduction in the Borrowing Base by reason of the release of such Property;

     (b) the Borrower shall have delivered to the Agent a Borrowing Base Certificate and the Agent shall have determined to its satisfaction (which determination may be based on Appraisals ordered pursuant to Section 4.3.(b)(iii)), that the outstanding principal balance of the Advances, together with the Letter of Credit Liabilities, will not exceed the Borrowing Base after giving effect to such request and any prepayment to be made and/or the acceptance of any Property as an additional or replacement Collateral Property to be given concurrently with such request;

     (c) the Borrower shall have delivered to the Agent all documents and instruments reasonably requested by the Agent in connection with such Property Release including, without limitation, the following:

                  (i) in the case of the release of a portion of a Collateral Property, a survey of such portion;

                  (ii) the quitclaim deed, release, partial release or other instrument to be used to effect such Property Release; and

                  (iii) an appropriate endorsement to the mortgagee title insurance policy in effect with respect to the affected Collateral Property;

     (d) after giving effect to such Property Release, each of Post Oak Mall, Georgia Square Mall, Madison Square Mall, and Richland Mall (or any regional mall which is a Collateral Property and is determined by the Requisite Lenders to be of equivalent financial strength to any of the foregoing malls), will remain as a Collateral Property in the Borrowing Base; provided, however, if at the time of such Property Release, the Collateral Properties consist only of the malls referred to above, then the provisions of this clause (d) shall not apply; and

     (e) the Agent shall have reasonably determined that the market values of the remaining Collateral Properties have not materially deteriorated since the respective dates of acceptance as Collateral Properties.

     In connection with any Property Release of an entire Collateral Property owned by a Subsidiary, the Agent shall release such Subsidiary from the Guaranty to which it is a party so long as no Default or Event of Default shall then be in existence or would occur as a result of such release. Except as set forth in this Section 4.2., no Collateral Property shall be released from the Liens created by the Collateral Documents applicable thereto.


Section 4.3.  Frequency of Appraisals.
     The Appraised Value of a Collateral Property shall be determined or redetermined, as applicable, under each of the following circumstances:

     (a) In connection with the acceptance of a Property as a Collateral Property, the Agent will determine the Appraised Value thereof as provided in
Section 4.1.; or

     (b) From time to time upon at least 5 Business Days notice to the Borrower and at the Borrower's expense (except as provided below), the Agent may (and shall at the direction of the Requisite Lenders) redetermine the Appraised Value of a Collateral Property (based on a new Appraisal obtained by the Agent) in any of the following circumstances:

                  (i) if a material adverse change occurs with respect to such Collateral Property, including, without limitation, a material deterioration in the Net Operating Income of such Property, a major casualty at such Property that is not fully covered by insurance, a material condemnation of any part of such Property or a material decrease in the leasing level of such Property; or

                  (ii) at the Lenders' expense, if necessary in order to comply with FIRREA or other Applicable Law relating to the Agent or the Lenders; or

                  (iii) at the Lenders' expense, if the Agent determines an Appraisal of such Property is necessary in connection with its determination under Section 4.2.(b) regarding the release of a Collateral Property; or

     (c) At any time and from time to time but no more than once prior to the initial Termination Date, the Agent may (and shall at the written direction of the Requisite Lenders) redetermine the Appraised Value of each Collateral Property (based on a new Appraisal obtained by the Agent), all at the Borrower's expense; or

     (d) At any time and from time to time but no more than once during any one-year period, the Agent may (and shall at the written direction of the Requisite Lenders) redetermine the Appraised Value of each Collateral Property (based on a new Appraisal obtained by the Agent), all at the Lenders' expense.

Section 4.4.  Frequency of Calculations of Borrowing Base.
     Initially, the Borrowing Base shall be the amount set forth as such in the Borrowing Base Certificate delivered under Section 6.1. Thereafter, the
Borrowing Base shall be the amount set forth as such in the Borrowing Base Certificate most recently delivered under Section 9.4.(b) or 4.2.(b). Subject to
Section 9.4.(b), any increase in the Borrowing Base shall become effective as of the next determination of the Borrowing Base as provided in this Section, provided that prior to such date of determination (a) if such increase is the result of an increase in (i) the Appraised Value of a Collateral Property, the Requisite Lenders shall have given their written approval of such increase or
(ii) the Permanent Loan Estimate of a Collateral Property, the applicable Borrowing Base Certificate substantiates such increase and (b) the Borrower delivers to the Agent the following: (i) if such increase is the result of an increase in the Appraised Value of any Collateral Property that is not located in a Tie-In Jurisdiction, an endorsement to the title insurance policy in favor of the Agent with respect to each such Collateral Property increasing the coverage amount thereof as related to such Collateral Property to not less than 100% of the Appraised Value for such Collateral Property and (ii) if any such Collateral Property is located in a Tie-In Jurisdiction, an endorsement to the title insurance policy in favor of the Agent with respect to each such Collateral Property increasing the coverage amount thereof as related to such Collateral Property to not less than the portion of the Borrowing Base attributable to such Collateral Property, as well as endorsements to all other existing title insurance policies issued to the Agent with respect to all other Collateral Properties located in Tie-In Jurisdictions reflecting an increase in the aggregate insured amount under the "tie-in" endorsements to an amount equal to the Borrowing Base (including each Collateral Property to which the increase in the Borrowing Base is attributable) but in no event in an amount in excess of the aggregate amount of the Commitments.

(5) Article V. Yield Protection, Etc.

Section 5.1.  Additional Costs; Capital Adequacy.
     (a) Additional Costs. The Borrower shall promptly pay to the Agent for the account of a Lender from time to time such amounts as such Lender may reasonably determine to be necessary to compensate such Lender for any costs incurred by such Lender that it reasonably determines are attributable to its making or maintaining of any LIBOR Advances or its obligation to make any LIBOR Advances hereunder, any reduction in any amount receivable by such Lender under this Agreement or any of the other Loan Documents in respect of any of such LIBOR Advances or such obligation or the maintenance by such Lender of capital in respect of its LIBOR Advances or its Commitment (such increases in costs and reductions in amounts receivable being herein called "Additional Costs"), resulting from any Regulatory Change that: (i) changes the basis of taxation of any amounts payable to such Lender under this Agreement or any of the other Loan Documents in respect of any of such LIBOR Advances or its Commitment (other than taxes imposed on or measured by the overall net income of such Lender or of its Lending Office for any of such LIBOR Advances by the jurisdiction in which such Lender has its principal office or such Lending Office), or (ii) imposes or modifies any reserve, special deposit or similar requirements (including without limitation, Regulation D of the Board of Governors of the Federal Reserve System or other similar reserve requirement applicable to any other category of liabilities or category of extensions of credit or other assets by reference to which the interest rate on LIBOR Advances is determined) relating to any extensions of credit or other assets of, or any deposits with or other liabilities of, or other credit extended by, or any other acquisition of funds by such Lender (or its parent corporation), or any commitment of such Lender (including, without limitation, the Commitment of such Lender hereunder) or
(iii) has or would have the effect of reducing the rate of return on capital of such Lender to a level below that which such Lender could have achieved but for such Regulatory Change (taking into consideration such Lender's policies with respect to capital adequacy).

     (b) Lender's Suspension of LIBOR Advances. Without limiting the effect of the provisions of the immediately preceding subsection (a), if by reason of any Regulatory Change, any Lender either (i) incurs Additional Costs based on or measured by the excess above a specified level of the amount of a category of deposits or other liabilities of such Lender that includes deposits by reference to which the interest rate on LIBOR Advances is determined as provided in this Agreement or a category of extensions of credit or other assets of such Lender that includes LIBOR Advances or (ii) becomes subject to restrictions on the amount of such a category of liabilities or assets that it may hold, then, if such Lender so elects by notice to the Borrower (with a copy to the Agent), the obligation of such Lender to make or Continue, or to Convert Base Rate Advances into, LIBOR Advances hereunder shall be suspended until such Regulatory Change ceases to be in effect (in which case the provision of Section 5.5. shall apply).

     (c) Additional Costs in Respect of Letters of Credit. Without limiting the obligations of the Borrower under the preceding subsections of this Section (but without duplication), if as a result of any Regulatory Change or any risk-based capital guideline or other requirement heretofore or hereafter issued by any Governmental Authority there shall be imposed, modified or deemed applicable any tax, reserve, special deposit, capital adequacy or similar requirement against or with respect to or measured by reference to Letters of Credit and the result shall be to increase the cost to the Agent of issuing (or any Lender of purchasing participations in) or maintaining its obligation hereunder to issue (or purchase participations in) any Letter of Credit or reduce any amount receivable by the Agent or any Lender hereunder in respect of any Letter of Credit, then, upon demand by the Agent or such Lender, the Borrower shall pay immediately to the Agent for its account or the account of such Lender, as applicable, from time to time as specified by the Agent or a Lender, such additional amounts as shall be sufficient to compensate the Agent or such Lender for such increased costs or reductions in amount.

     (d) Notification and Determination of Additional Costs. Each of the Agent and each Lender, as the case may be, agrees to notify the Borrower of any event occurring after the Agreement Date entitling the Agent or such Lender to compensation under any of the preceding subsections of this Section as promptly as practicable; provided, however, that if the Agent or a Lender shall fail to give such notice within 45 days after it obtains actual knowledge of such event, then the Agent or such Lender, as the case may be, shall only be entitled to compensation under any of the preceding subsections for compensable amounts attributable to such event arising following the date the Agent or such Lender, as the case may be, obtains actual knowledge of such event. The Agent and each Lender, as the case may be, agrees to furnish to the Borrower (and in the case of a Lender to the Agent as well) a certificate setting forth the basis and amount of each request for compensation under this Section. Determinations by the Agent or such Lender, as the case may be, of the effect of any Regulatory Change shall be conclusive, provided that such determinations are made on a reasonable basis and in good faith.


Section 5.2.  Suspension of LIBOR Advances.
     Anything herein to the contrary notwithstanding, if, on or prior to the determination of LIBOR for any Interest Period:

     (a) the Agent reasonably determines (which determination shall be conclusive) that quotations of interest rates for the relevant deposits referred to in the definition of LIBOR are not being provided in the relevant amounts or for the relevant maturities for purposes of determining rates of interest for LIBOR Advances as provided herein or is otherwise unable to determine LIBOR, or

     (b) the Agent reasonably determines (which determination shall be conclusive) that the relevant rates of interest referred to in the definition of LIBOR upon the basis of which the rate of interest for LIBOR Advances for such Interest Period is to be determined are not likely to adequately cover the cost to any Lender of making or maintaining LIBOR Advances for such Interest Period;

then the Agent shall give the Borrower and each Lender prompt notice thereof and, so long as such condition remains in effect, the Lenders shall be under no obligation to, and shall not, make additional LIBOR Advances, Continue LIBOR Advances or Convert Advances into LIBOR Advances and the Borrower shall, on the last day of each current Interest Period for each outstanding LIBOR Advance, either prepay such Advance or Convert such Advance into a Base Rate Advance.


Section 5.3.  Illegality.
     Notwithstanding any other provision of this Agreement, if any Lender shall determine (which determination shall be conclusive and binding) that it is unlawful for such Lender to honor its obligation to make or maintain LIBOR Advances hereunder, then such Lender shall promptly notify the Borrower thereof (with a copy of such notice to the Agent) and such Lender's obligation to make or Continue, or to Convert Revolving Advances of any other Type into, LIBOR Advances shall be suspended until such time as such Lender may again make and maintain LIBOR Advances (in which case the provisions of Section 5.5. shall be applicable).


Section 5.4.  Compensation.
     The Borrower shall pay to the Agent for account of each Lender, upon the request of such Lender through the Agent, such amount or amounts as shall be sufficient to compensate such Lender for any loss, cost or expense that such Lender reasonably determines is attributable to:

     (a) any payment or prepayment (whether mandatory or optional) of a LIBOR Advance or Conversion of a LIBOR Advance, made by such Lender for any reason (including, without limitation, acceleration) on a date other than the last day of the Interest Period for such Advance; or

     (b) any failure by the Borrower for any reason (including, without limitation, the failure of any of the applicable conditions precedent specified in Article 6.2. to be satisfied) to borrow a LIBOR Advance from such Lender on the date for such borrowing, or to Convert a Base Rate Advance into a LIBOR Advance or Continue a LIBOR Advance on the requested date of such Conversion or Continuation.

     Not in limitation of the foregoing, such compensation shall include, without limitation; in the case of a LIBOR Advance, an amount equal to the then present value of (A) the amount of interest that would have accrued on such LIBOR Advance for the remainder of the Interest Period at the rate applicable to such LIBOR Advance, less (B) the amount of interest that would accrue on the same LIBOR Advance for the same period if LIBOR were set on the date on which such LIBOR Advance was repaid, prepaid or Converted or the date on which the Borrower failed to borrow, Convert or Continue such LIBOR Advance, as applicable, calculating present value by using as a discount rate LIBOR quoted on such date. Upon Borrower's request (made through the Agent), any Lender seeking compensation under this Section shall provide the Borrower with a statement setting forth the basis for requesting such compensation and the method for determining the amount thereof. Any such statement shall be conclusive absent manifest error.

Section 5.5.  Treatment of Affected Advances.
     If the obligation of any Lender to make LIBOR Advances or to Continue, or to Convert Base Rate Advances into, LIBOR Advances shall be suspended pursuant to Section 5.2. or Section 5.3. then such Lender's LIBOR Advances shall be automatically Converted into Base Rate Advances on the last day(s) of the then current Interest Period(s) for LIBOR Advances (or, in the case of a Conversion required by Section 5.2. on such earlier date as such Lender may specify to the Borrower with a copy to the Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 5.1.,
Section 5.2. or 5.3. that gave rise to such Conversion no longer exist:

     (a) to the extent that such Lender's LIBOR Advances have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's LIBOR Advances shall be applied instead to its Base Rate Advances; and

     (b) all Revolving Advances that would otherwise be made or Continued by such Lender as LIBOR Advances shall be made or Continued instead as Base Rate Advances, and all Base Rate Advances of such Lender that would otherwise be Converted into LIBOR Advances shall remain as Base Rate Advances.

     If such Lender gives notice to the Borrower (with a copy to the Agent) that the circumstances specified in Section 5.1. or 5.3. that gave rise to the Conversion of such Lender's LIBOR Advances pursuant to this Section no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when LIBOR Advances made by other Lenders are outstanding, then such Lender's Base Rate Advances shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding LIBOR Advances, to the extent necessary so that, after giving effect thereto, all Advances held by the Lenders holding LIBOR Advances and by such Lender are held pro rata (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.


Section 5.6.  Affected Lenders.
     If (a) a Lender (other than the Lender then acting as the Agent) requests compensation pursuant to Section 3.9. or 5.1., and the Requisite Lenders are not also doing the same, or (b) the obligation of any Lender (other than the Lender then acting as the Agent) to make LIBOR Advances that are Revolving Advances or to Continue, or to Convert Base Rate Advances into, LIBOR Advances that are Revolving Advances shall be suspended pursuant to Section 5.1.(b) or 5.3. but the obligation of the Requisite Lenders shall not have been suspended under such Sections, then, so long as there does not then exist any Default or Event of Default, the Borrower may demand that such Lender (the "Affected Lender"), and upon such demand the Affected Lender shall promptly, assign its Commitments to an Eligible Assignee subject to and in accordance with the provisions of Section 13.5.(c) for a purchase price equal to the aggregate principal balance of Advances then owing to the Affected Lender plus any accrued but unpaid interest thereon and accrued but unpaid fees owing to the Affected Lender. Each of the Agent and the Affected Lender shall reasonably cooperate in effectuating the replacement of such Affected Lender under this Section, but at no time shall the Agent, such Affected Lender nor any other Lender be obligated in any way whatsoever to initiate any such replacement or to assist in finding an Eligible Assignee. The exercise by the Borrower of its rights under this Section shall be at the Borrower's sole cost and expenses and at no cost or expense to the Agent, the Affected Lender or any of the other Lenders; provided, however, the Borrower shall not be obligated to reimburse or otherwise pay an Affected Lender's administrative or legal costs incurred as a result of the Borrower's exercise of its rights under this Section. The terms of this Section shall not in any way limit the Borrower's obligation to pay to any Affected Lender compensation owing to such Affected Lender pursuant to Section 3.9. or 5.1. with respect to any matters or events existing on or prior to the date an Affected Lender ceases to be a party to this Agreement.

Section 5.7.  Change of Lending Office.
     Each Lender agrees that it will use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate an alternate Lending Office with respect to any of its Advances affected by the matters or circumstances described in Sections 3.9., 5.1. or 5.3. to reduce the liability of the Borrower or avoid the results provided thereunder, so long as such designation is not disadvantageous to such Lender as determined by such Lender in its sole discretion, except that such Lender shall have no obligation to designate a Lending Office located in the United States of America.


Section 5.8.  Assumptions Concerning Funding of LIBOR Advances.
     Calculation of all amounts payable to a Lender under this Article V. shall be made as though such Lender had actually funded LIBOR Advances through the purchase of deposits in the relevant market bearing interest at the rate applicable to such LIBOR Advances in an amount equal to the amount of the LIBOR Advances and having a maturity comparable to the relevant Interest Period; provided, however, that each Lender may fund each of its LIBOR Advances in any manner it sees fit and the foregoing assumption shall be used only for calculation of amounts payable under this Article V.

(6) Article VI. Conditions Precedent

Section 6.1.  Initial Conditions Precedent.
     The obligation of the Lenders to effect or permit the occurrence of the first Credit Event hereunder; whether as the making of an Advance or the issuance of a Letter of Credit, is subject to the satisfaction or waiver of the following conditions precedent:

     (a) The Agent shall have received each of the following, in form and substance satisfactory to the Agent:

                  (i) counterparts of this Agreement executed by each of the parties hereto;

                  (ii) Revolving Notes executed by the Borrower, payable to each Lender and complying with the terms of Section 2.10.; and the Swingline Note executed by the Borrower;

                  (iii) the Parent Guaranty executed by the Parent;

                  (iv) an opinion of counsel of the Parent and the Loan Parties, addressed to the Agent and the Lenders and covering the matters set forth in Exhibit L;

                  (v) the certificate or articles of incorporation, articles of organization, certificate of limited partnership, declaration of trust or other comparable organizational instrument (if any) of each Loan Party and the Parent certified as of a recent date by the Secretary of State of the state of formation of such Person or by the Secretary or Assistant Secretary (or other individual performing similar functions);

                  (vi) a certificate of good standing (or certificate of similar meaning) with respect to each Loan Party and the Parent issued as of a recent date by the Secretary of State of the state of formation of each such Person and certificates of qualification to transact business or other comparable certificates issued by each Secretary of State (and any state department of taxation, as applicable) of each state in which such Person is required to be so qualified;

                  (vii) a certificate of incumbency signed by the Secretary or Assistant Secretary (or other individual performing similar functions) of each Loan Party and the Parent with respect to each of the officers of such Person authorized to execute and deliver the Loan Documents to which such Person is a party, and in the case of the Borrower, authorized to execute and deliver on behalf of the Borrower Notices of Borrowing, Notices of Swingline Borrowing, requests for Letters of Credit, Notices of Conversion and Notices of Continuation;

                  (viii) copies certified by the Secretary or Assistant Secretary of each Loan Party and the Parent (or other individual performing similar functions) of (i) the by-laws of such Person, if a corporation, the operating agreement, if a limited liability company, the partnership agreement, if a limited or general partnership, or other comparable document in the case of any other form of legal entity and (ii) all corporate, partnership, member or other necessary action taken by such Person to authorize the execution, delivery and performance of the Loan Documents to which it is a party;

                  (ix) a Borrowing Base Certificate calculated as of September 30, 2002;

                  (x) a Compliance Certificate calculated for the Borrower's fiscal quarter ending September 30, 2002;

                  (xi) with respect to each Property identified on Schedule 4.1., each of the items referred to in Section 6.3. required to be delivered in connection with any Collateral Property (except to the extent the Agent waives any such requirement);

                  (xii) evidence that the Fees then due and payable under
         Section 3.5., together with all other fees, expenses and reimbursement amounts due and payable to the Agent and any of the Lenders have been paid;

                  (xiii) evidence that the Jacobs Credit Agreement has been terminated and all amounts owing thereunder have been paid in full;

                  (xiv) a fully-executed copy of each of the Existing Debt Agreements, including all amendments thereto, certified as true, correct and complete by an authorized officer of the Borrower;

                  (xv) each of the Existing Debt Assignment Agreements executed and delivered by the parties thereto;

                  (xvi) the originals of each outstanding promissory note held by any Existing Lender and evidencing any of the indebtedness owing under any of the Existing Debt Agreements, duly endorsed to the order of the Agent;

                  (xvii) copies (or originals, if available) of each of the Existing Security Documents, including all amendments thereto, showing all recording information thereon, certified as true, correct and complete by an authorized officer of the Borrower;

                  (xviii) assignments of each of the Existing Security Documents executed by the applicable Existing Lender;

                  (xix) such other documents and instruments as the Agent may reasonably request; and

         (b) In the good faith judgment of the Agent:

                  (i) there shall not have occurred or become known to the Agent or any of the Lenders any event, condition, situation or status since the date of the information contained in the financial and business projections, budgets, pro forma data and forecasts concerning the Parent, the Borrower and their Subsidiaries delivered to the Agent and the Lenders prior to the Agreement Date that has had or could reasonably be expected to result in a Material Adverse Effect;

                  (ii) no litigation, action, suit, investigation or other arbitral, administrative or judicial proceeding shall be pending or threatened which could reasonably be expected to (A) result in a Material Adverse Effect or (B) restrain or enjoin, impose materially burdensome conditions on, or otherwise materially and adversely affect, the ability of any Loan Party or the Parent to fulfill its obligations under the Loan Documents to which it is a party; and

                  (iii) the Parent, the Borrower and the other Loan Parties shall have received all approvals, consents and waivers, and shall have made or given all necessary filings and notices as shall be required to consummate the transactions contemplated hereby without the occurrence of any default under, conflict with or violation of (A) any Applicable Law or (B) any agreement, document or instrument to which any Loan Party or the Parent is a party or by which any of them or their respective properties is bound, except for such approvals, consents, waivers, filings and notices the receipt, making or giving of which, or the failure to make, give or receive which, would not reasonably be likely to (1) have a Material Adverse Effect, or (2) restrain or enjoin, impose materially burdensome conditions on, or otherwise materially and adversely affect the ability of the Borrower, or any other Loan Party or the Parent to fulfill its obligations under the Loan Documents to which it is a party.


Section 6.2.  Conditions Precedent to All Advances and Letters of Credit.
     The obligations of (i) Lenders to make any Advances and (ii) the Agent to issue Letters of Credit, are each subject to the further conditions precedent that:

     (a) in the case of the making of an Advance, (x) no Default under subsections (a), (b)(i), (e) or (f) of Section 11.1., (y) no other Default as to which the Agent has given the Borrower notice and (z) no Event of Default, shall exist as of the date of the making of such Advance or would exist immediately after giving effect thereto;

     (b) in the case of the issuance of a Letter of Credit, no Default or Event of Default shall exist as of the date of the issuance of such Letter of Credit or would exist immediately after giving effect thereto

     (c) none of the conditions described in Section 2.15. would exist after giving effect to the making of such Advance or Swingline Loan or the issuance of such Letter of Credit;

     (d) the representations and warranties made or deemed made by the Parent, the Borrower and each other Loan Party in the Loan Documents to which any of them is a party, shall be true and correct on and as of the date of the making of such Advance or date of issuance of such Letter of Credit with the same force and effect as if made on and as of such date except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically and expressly permitted hereunder; and

     (e) in the case of the borrowing of Revolving Advances, the Agent shall have received a timely Notice of Borrowing, or in the case of a Swingline Loan, the Swingline Lender shall have received a timely Notice of Swingline Borrowing.

The occurrence of each Credit Event shall constitute a certification by the Borrower to the effect set forth in the immediately preceding subsections (a) through (d) (both as of the date of the giving of notice relating to such Credit Event and, unless the Borrower otherwise notifies the Agent prior to the date of such Credit Event, as of the date of the occurrence of such Credit Event). In addition, the Borrower shall be deemed to have represented to the Agent and the Lenders at the time such Advance or Swingline Loan is made or such Letter of Credit is issued that to the best of the Borrower's knowledge all conditions to the making of such Advance or Swingline Loan or issuing of such Letter of Credit contained in this Article VI. have been satisfied.


Section 6.3. Conditions Precedent to a Property Becoming a Collateral Property. No Property shall become a Collateral Property until the Borrower shall have (or shall have caused to be) executed and delivered to the Agent all documents and instruments required under Section 4.1., the Requisite Lenders shall have approved of such Property as provided in such Section, and the Borrower shall have (or shall cause to be) executed and delivered to the Agent the following instruments, documents and agreements in respect of such Property, each to be in form and substance reasonably satisfactory to the Agent (and the Requisite Lenders (which for purposes of this Section must include the Lender then acting as Agent) in the case of the items described in the immediately following subsection (n)):

     (a) a Security Deed encumbering such Property in favor of the Agent for the benefit of the Lenders, the form of such Security Deed to be modified as appropriate to conform to the Applicable Laws of the jurisdiction in which such Property is located;

     (b) if requested by the Agent, an Assignment of Leases and Rents, the form of such Assignment of Leases and Rents to be modified as appropriate to conform to the Applicable Laws of the jurisdiction in which such Property is located;

     (c) an Environmental Indemnity Agreement substantially in the form of Exhibit C;

     (d) copies of all tenant leases with respect to such Property (or, if acceptable to the Agent, a summary of the terms thereof);

     (e) estoppel certificates and subordination, non-disturbance and attornment agreements from each tenant leasing any of such Property under a Major Lease (any such certificate or agreement substantially in the form of an estoppel certificate or subordination, non-disturbance and attornment agreement previously provided by such tenant and accepted by the Agent in connection with the Existing Credit Agreement, shall, subject to appropriate conforming changes, be in acceptable form for purposes of this Agreement);

     (f) copies of all Property Management Agreements and all other Major Property-Level Agreement, if any, relating to such Property;

     (g) a Property Management Contract Assignment covering the Property Management Agreement, if any, for such Property and if requested by the Agent, collateral assignments of the other Major Property-Level Agreements relating to such Property;

     (h) an ALTA 1992 Form mortgagee's Policy of Title Insurance or other form acceptable to the Agent in favor of the Agent for the benefit of the Lenders with respect to such Property, including endorsements with respect to such items of coverage as the Agent may reasonably request and which endorsements are available, in the amount of coverage required in the following sentence, issued by Fidelity National Title Insurance Co. or other title insurance company acceptable to the Agent and with coinsurance or reinsurance (with direct access agreements) with title insurance companies reasonably acceptable to the Agent, showing the fee simple title (or leasehold estate, if applicable) to the land and improvements described in the applicable Security Deed as vested in the Borrower or a Subsidiary, and insuring that the Lien granted by such Security Deed is a valid Lien against said property, subject only to such restrictions, encumbrances, easements, reservations and other matters as are reasonably acceptable to the Agent. The amount of coverage under such policy must equal (i) 100% of the Appraised Value of such Property (excluding the value of any personal property located at such Property) if such Property is not located in a Tie-In Jurisdiction or (ii) the amount of the Borrowing Base attributable to such Property at such time if such Property is located in a Tie-In Jurisdiction;

     (i) copies of all documents of record reflected in Schedule B of such Policy of Title Insurance and a copy of the most recent real estate tax bill and notice of assessment, if available;

     (j) if such Property is located in a Tie-In Jurisdiction, endorsements to all other existing title insurance policies issued to the Agent with respect to all other Properties located in Tie-In Jurisdictions reflecting an increase in the aggregate insured amount under the "tie-in" endorsements to an amount equal to the aggregate amount of the Borrowing Base attributable to all such Properties (including the Property to be included as a Collateral Property) but in no event in an amount in excess of the aggregate amount of the Commitments;

     (k) UCC, tax, judgment and lien search reports with respect to the Borrower (or Subsidiary if the Property is owned by a Subsidiary) and such Property in all necessary or appropriate jurisdictions indicating that there are no Liens of record on such Property or any of the Collateral relating thereto other than Permitted Liens;

     (l) a current or currently certified survey of such Property certified by a surveyor licensed in the applicable jurisdiction to have been prepared in accordance with the then effective Minimum Standard Detail Requirements for ALTA/ACSM Land Title Surveys;

     (m) if not adequately covered by the survey certification provided for above, a certificate from a licensed engineer or other professional satisfactory to the Agent that such Property is not located in a Special Flood Hazard Area as defined by the Federal Insurance Administration;

     (n) a "Phase I" environmental assessment of such Property not more than 12 months old, which report (1) has been prepared by an environmental engineering firm acceptable to the Agent and (2) complies with the requirements contained in the Agent's guidelines adopted from time to time by the Agent to be used in its lending practice generally and any other environmental assessments or other reports relating to such Property, including any "Phase II" environmental assessment prepared or recommended by such environmental engineering firm to be prepared for such Property;

     (o) Evidence that such Property complies with applicable zoning and land use laws;

     (p) a Closing Certificate and Affidavit substantially in the form of Exhibit M executed by a Senior Officer of the Borrower;

     (q) an opinion of counsel admitted to practice law in the jurisdiction in which such Property is located and reasonably acceptable to the Agent, addressed to the Agent and each Lender covering such legal matters relating to the transactions contemplated hereby as the Agent may reasonably request;

     (r) an opinion of counsel admitted to practice law in the jurisdiction in which the Borrower is formed (and if the Property is owned by a Subsidiary, also in the jurisdiction where such Subsidiary is formed, if other than Delaware) reasonably acceptable to the Agent (which may be the Borrower's in-house counsel so long as he or she is admitted to practice law in the applicable jurisdictions), addressed to the Agent and each Lender covering such legal matters relating to the formation and existence and power of the Person executing documents, and the due authorization, execution and delivery of the Collateral Documents and other documents for consummating the transactions contemplated hereby as the Agent may reasonably request;

     (s) a Borrowing Base Certificate showing the Borrowing Base after inclusion of such Property as a Collateral Property;

     (t) if such Property is owned by a Subsidiary of the Borrower, each of the following:

                  (i) a Guaranty executed by such Subsidiary;

                  (ii) each of the items described in Sections 6.1.(a)(iv) through (viii) that would have been required to have been delivered if such Subsidiary had been a Loan Party on the Agreement Date

     (u) final certificates of occupancy if in the possession of the Borrower or one of its Subsidiaries and any other Governmental Approvals required for the operation such Property; and

     (v) such other instruments,  documents,  agreements,  financing statements,
certificates,   opinions  and  other  Collateral  Documents  as  the  Agent  may reasonably request.

(7) Article VII. Representations and Warranties

Section 7.1.  Representations and Warranties.
     In order to induce the Agent and each Lender to enter into this Agreement and to make Advances and, in the case of the Agent, to issue Letters of Credit, and, in the case of the Lenders, to acquire participations in Letters of Credit and Swingline Loans, the Borrower represents and warrants to the Agent and each Lender as follows:

     (a) Organization; Power; Qualification. Each of the Parent and the Loan Parties is a corporation, partnership or other legal entity, duly organized or formed, validly existing and in good standing under the jurisdiction of its incorporation or formation, has the power and authority to own or lease its respective properties and to carry on its respective business as now being and hereafter proposed to be conducted and is duly qualified and is in good standing as a domestic or foreign corporation, partnership or other legal entity, and authorized to do business, in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization and where the failure to be so qualified or authorized could reasonably be expected to have, in each instance, a Material Adverse Effect.

     (b) Ownership of Loan Parties. Schedule 7.1.(b) is, as of the Agreement Date, a complete and correct list of each Loan Party and each Subsidiary of the Parent, directly or indirectly, holding an Equity Interest in any Loan Party, setting forth for each such Person, (i) the jurisdiction of organization of such Person, (ii) each Person holding any Equity Interest in such Person, (iii) the nature of the Equity Interests held by each such Person and (iv) the percentage of ownership of such Person represented by such Equity Interests. Except as disclosed in such Schedule (A) each of the Parent, the Borrower and its applicable Subsidiaries owns, free and clear of all Liens, and has the unencumbered right to vote, all outstanding Equity Interests in each Person shown to be held by it on such Schedule, (B) all of the issued and outstanding capital stock of each such Person organized as a corporation is validly issued, fully paid and nonassessable and (C) there are no outstanding subscriptions, options, warrants, commitments, preemptive rights or agreements of any kind (including, without limitation, any stockholders' or voting trust agreements) for the issuance, sale, registration or voting of, or outstanding securities convertible into, any additional shares of capital stock of any class, or partnership or other ownership interests of any type in, any such Person.
Exhibit 21 to the Parent's Form 10K for the fiscal year ended December 31, 2001 is an accurate list of the Subsidiaries of the Parent as of such date (excluding those Subsidiaries that need not be disclosed on such Exhibit pursuant to Regulation S-K of the Securities Act).

     (c) Authorization of Agreement, Notes, Loan Documents and Borrowings. The Borrower has the right and power, and has taken all necessary action to authorize it, to obtain extensions of credit hereunder. The Borrower, each other Loan Party and the Parent has the right and power, and has taken all necessary action to authorize it, to execute, deliver and perform each of the Loan Documents to which it is a party in accordance with their respective terms and to consummate the transactions contemplated hereby and thereby. The Loan Documents to which the Borrower, any other Loan Party or the Parent is a party have been duly executed and delivered by the duly authorized officers of such Person and each is a legal, valid and binding obligation of such Person enforceable against such Person in accordance with its respective terms, except as the same may be limited by bankruptcy, insolvency, and other similar laws affecting the rights of creditors generally and the availability of equitable remedies for the enforcement of certain obligations contained herein or therein may be limited by equitable principles generally.

     (d) Compliance of Agreement, Etc. with Laws. The execution, delivery and performance of this Agreement and the other Loan Documents to which any Loan Party or the Parent is a party in accordance with their respective terms and the borrowings and other extensions of credit hereunder do not and will not, by the passage of time, the giving of notice, or both: (i) require any Governmental Approval or violate any Applicable Law (including all Environmental Laws) relating to any Loan Party or the Parent;(ii) conflict with, result in a breach of or constitute a default under the organizational documents of the Borrower, any other Loan Party or the Parent, or any indenture, agreement or other instrument to which any Loan Party or the Parent is a party or by which it or any of its respective properties may be bound; or (iii) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by any Loan Party or the Parent other than in favor of the Agent for the benefit of the Lenders.

     (e) Compliance with Law; Governmental Approvals. To the best of the knowledge of the Parent and the Borrower after due inquiry, the Parent, each Loan Party and each other Subsidiary is in compliance with each Governmental Approval and all other Applicable Laws relating to it except for noncompliances which, and Governmental Approvals the failure to possess which, could not, individually or in the aggregate, reasonably be expected to cause a Default or Event of Default or have a Material Adverse Effect.

     (f) Litigation. Except as set forth on Schedule 7.1.(f), there are no actions, suits or proceedings pending (nor, to the knowledge of any Loan Party or the Parent, are there any actions, suits or proceedings threatened, nor is there any basis therefor) against or in any other way relating adversely to or affecting, or the Parent, any Loan Party, any other Subsidiary or any of their respective property which, if adversely determined, could reasonably be expected to have a Material Adverse Effect.

     (g) Taxes. All federal, state and other tax returns of the Borrower and the Parent required by Applicable Law to be filed have been duly filed (other than any return the filing date of which has been extended in accordance with Applicable Law), and all federal, state and other taxes, assessments and other governmental charges or levies upon, the Borrower and the Parent and each of their respective properties, income, profits and assets which are due and payable have been paid, except any such nonpayment or non-filing which is at the time permitted under Section 8.5. As of the Agreement Date, none of the United States income tax returns of either the Borrower or the Parent is under audit. All charges, accruals and reserves on the books of the Borrower and the Parent in respect of any taxes or other governmental charges are in accordance with GAAP.

     (h) Financial Statements. The Borrower has furnished to each Lender copies of (i) the audited consolidated balance sheet of the Parent and its consolidated Subsidiaries for the fiscal years ended December 31, 2000 and December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years ended on such dates, with the opinion thereon of Arthur Andersen LLP, and (ii) the unaudited consolidated balance sheet of the Parent and its consolidated Subsidiaries for the fiscal quarter ended September 30, 2002, and the related consolidated statements of operations and cash flows of the Parent and its consolidated Subsidiaries for the three fiscal quarter period ended on such date. Such balance sheets and statements (including in each case related schedules and notes) are complete and correct in all material respects and present fairly, in accordance with GAAP consistently applied throughout the periods involved, the consolidated financial position of the Borrower and its consolidated Subsidiaries as of their respective dates and the results of operations and the cash flow for such periods (subject, as to interim statements, to changes resulting from normal year-end audit adjustments). Neither the Parent, the Borrower nor any Subsidiary owning a Collateral Property has on the Agreement Date any material contingent liabilities, liabilities, liabilities for taxes, unusual or long-term commitments or unrealized or forward anticipated losses from any unfavorable commitments, except as referred to or reflected or provided for in said financial statements.

     (i) No Material Adverse Change. Since September 30, 2002, there has been no material adverse change in the consolidated financial condition, results of operations, business or prospects of the Parent and its Subsidiaries, or Borrower and its Subsidiaries, in each case, taken as a whole. Each of the Parent, the Borrower, the other Loan Parties and the other Subsidiaries is Solvent.

     (j) ERISA. Neither the Borrower nor any other member of the ERISA Group (excluding the Management Company and ERMC, LP) (i) has ever maintained, adopted, sponsored in whole or in part, or contributed to any pension, retirement, profit-sharing, deferred compensation, stock option, employee stock ownership, severance pay, vacation, bonus, or other incentive plan, any other written employee program, arrangement, or agreement, any medical, vision, dental, or any other health plan, any life insurance plan, nor any other employee benefit plan or fringe benefit plan, including, but not limited to, an "employee benefit plan" (as defined in Section 3(3) of ERISA) or a "defined benefit plan" (as defined in Section 414(j) of the Internal Revenue Code); (ii) has ever withdrawn from a multiemployer plan within the meaning of Section 3(37) of ERISA; (iii) has incurred any liability under Title IV of ERISA with respect to any ongoing, frozen, or terminated single-employer plan; or (iv) has any employees. Neither the Management Company nor ERMC, LP (x) has ever maintained, adopted, sponsored in whole or in part, or contributed to any Plan; (y) has ever withdrawn from a multiemployer plan within the meaning of Section 3(37) of ERISA; or (z) has incurred any liability under Title IV of ERISA with respect to any ongoing, frozen, or terminated single-employer plan. For purposes of the prior sentence the term "Plan" means an employee pension benefit plan (including any multiemployer plan) covered by Title IV of ERISA or subject to the minimum funding standards under Section 412 of the Internal Revenue Code and either (A) maintained, or contributed to, by any member of the ERISA Group for employees of any member of the ERISA Group or (B) at any time within the preceding five years been maintained, or contributed to, by any Person which was at such time a member of the ERISA Group for employees of any Person which was at such time a member of the ERISA Group.

     (k) Absence of Defaults. None of the Parent, the Loan Parties or the other Subsidiaries is in default under its articles of incorporation, bylaws, partnership agreement or other similar organizational documents, and no event has occurred, which has not been remedied, cured or waived: (i) which constitutes a Default or an Event of Default; or (ii) which constitutes, or which with the passage of time, the giving of notice, or both, would constitute, a default or event of default by, the Parent, any Loan Party or any other Subsidiary under any agreement (other than this Agreement) or judgment, decree or order to which any such Person is a party or by which any such Person or any of its respective properties may be bound where such default or event of default could, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

     (l) Environmental Laws. To the best of the knowledge of the Parent and the Borrower after due inquiry, each of the Loan Parties and the other Subsidiaries is in compliance with all applicable Environmental Laws and has obtained all Governmental Approvals which are required under Environmental Laws and is in compliance with all terms and conditions of such Governmental Approvals, where with respect to each of the foregoing the failure to obtain or to comply with could be reasonably expected to have a Material Adverse Effect. Except for any of the following matters that could not be reasonably expected to have a
Material Adverse Effect, to the best of the knowledge of the Parent and the Borrower after due inquiry, neither the Parent nor any Loan Party is aware of, nor has it received notice of, any past or present events, conditions, circumstances, activities, practices, incidents, actions, or plans which, with respect to any Loan Party or any other Subsidiary, may unreasonably interfere with or prevent compliance or continued compliance with Environmental Laws, or may give rise to any common-law or legal liability, based on or related to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling or the emission, discharge, release or threatened release into the environment, of any Hazardous Substance; and there is no civil, criminal, or administrative action, suit, demand, claim, hearing, notice, or demand letter, notice of violation, investigation, or proceeding pending or threatened, against any Loan Party or any other Subsidiary relating in any way to Environmental Laws which, if determined adversely to such Loan Party or such other Subsidiary, could be reasonably expected to have a Material Adverse Effect.

     (m) Legal Restrictions on Ability to Borrow. Neither the Parent nor any Loan Party is subject to any Applicable Law which purports to regulate or restrict its ability to borrow money or obtain other extensions of credit or to consummate the transactions contemplated by this Agreement or to perform its obligations under any Loan Document to which it is a party.

     (n) Margin Stock. Neither the Parent nor any Loan Party is engaged principally, or as one of its important activities, in the business of extending credit for the purpose, whether immediate, incidental or ultimate, of buying or carrying "margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System.

     (o) Broker's Fees. No broker's or finder's fee, commission or similar compensation will be payable with respect to the transactions contemplated hereby. No other similar fees or commissions will be payable by the Parent or any Loan Party for any other services rendered to the Parent or any Loan Party ancillary to the transactions contemplated hereby.

     (p) Accuracy and Completeness of Information. All written information, reports and other papers and data furnished to the Agent or any Lender by, on behalf of, or at the direction of, the Parent or any Loan Party were, at the time the same were so furnished, complete and correct in all material respects, to the extent necessary to give the recipient a true and accurate knowledge of the subject matter, or, in the case of financial statements, present fairly, in accordance with GAAP consistently applied throughout the periods involved, the financial position of the Persons involved as at the date thereof and the results of operations for such periods. No fact is known to the Parent or any Loan Party which has had a Material Adverse Effect which has not been set forth in the financial statements referred to in Section 7.1.(h) or in such information, reports or other papers or data or otherwise disclosed in writing to the Agent and the Lenders prior to the Effective Date. No document furnished or written statement made to the Agent or any Lender in connection with the negotiation, preparation or execution, or pursuant to, of this Agreement or any of the other Loan Documents contains any untrue statement of a fact material to the creditworthiness of any Loan Party or omits to state a material fact necessary in order to make the statements contained therein not misleading.

     (q) Not Plan Assets; No Prohibited Transactions. None of the assets of the Parent or any Loan Party constitutes "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder. The execution, delivery and performance of the Loan Documents by the Loan Parties and the Parent, and the borrowing, obtaining of other credit extensions and repayment of amounts thereunder, do not and will not constitute "prohibited transactions" under ERISA or the Internal Revenue Code.

     (r) Collateral. Each Property included in calculations of the Borrowing Base satisfies all requirements under the Loan Documents for being a Collateral Property, including those applicable to an Eligible Property.

     (s) Single Asset Entities. Except as set forth on Schedule 7.1.(s), each Subsidiary that owns a Collateral Property (i) owns no other assets (including any Equity Interest in any Person) other than such Collateral Property and other assets incidental to such Subsidiary's ownership of the Collateral Property and
(ii) is engaged only in the business of owning, operating and developing such one Collateral Property.


Section 7.2.  Survival of Representations and Warranties, Etc.
     All statements contained in any certificate, financial statement or other instrument delivered by or on behalf of any Loan Party or the Parent to the Agent or any Lender pursuant to or in connection with this Agreement or any of the other Loan Documents (including, but not limited to, any such statement made in or in connection with any amendment thereto or any statement contained in any certificate, financial statement or other instrument delivered by or on behalf of any Loan Party or the Parent prior to the Agreement Date and delivered to the Agent or any Lender in connection with the underwriting or closing the transactions contemplated hereby) shall constitute representations and warranties made by the Borrower under this Agreement. All representations and warranties made under this Agreement and the other Loan Documents shall be deemed to be made at and as of the Agreement Date, the Effective Date and at and as of the date of the occurrence of each Credit Event, except to the extent that such representations and warranties expressly relate solely to an earlier date (in which case such representations and warranties shall have been true and accurate on and as of such earlier date) and except for changes in factual circumstances specifically permitted hereunder. All such representations and warranties shall survive the effectiveness of this Agreement, the execution and delivery of the Loan Documents and the making of the Advances and the issuance of the Letters of Credit but shall terminate upon the termination of this Agreement in accordance with, but subject to, the provisions of Section 13.10.

(8) Article VIII. Affirmative Covenants
     For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 13.6., all of the Lenders) shall otherwise consent in the manner provided for in Section 13.6., the Parent and the Borrower, as applicable, shall comply with the following covenants:


Section 8.1.  Preservation of Existence and Similar Matters.
     Except as otherwise permitted under Section 10.4., the Parent and the Borrower shall, and shall cause each other Loan Party and each other Subsidiary to, preserve and maintain its respective existence, rights, franchises, licenses and privileges in the jurisdiction of its incorporation or formation and qualify and remain qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification and authorization and where the failure to be so authorized and qualified could reasonably be expected to have a Material Adverse Effect.


Section 8.2.  Compliance with Applicable Law.
     The Parent and the Borrower shall, and shall cause each other Loan Party and each other Subsidiary to, comply with all Applicable Law, including the obtaining of all Governmental Approvals, the failure with which to comply could reasonably be expected to have a Material Adverse Effect.


Section 8.3.  Maintenance of Property.
     In addition to the requirements of any of the other Loan Documents, the Borrower shall, and shall cause each Subsidiary owning a Collateral Property, to keep all Collateral in good working order and condition, ordinary wear and tear and insured casualty losses excepted.


Section 8.4.  Insurance.
     The Borrower shall, and shall cause each Subsidiary owning a Collateral Property to, maintain insurance with respect to Collateral in which such Loan Party has an interest as required by the terms of any Collateral Document relating to such Collateral.


Section 8.5.  Payment of Taxes and Claims.
     The Parent and the Borrower shall pay and discharge when due (a) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or upon any properties belonging to it, and (b) all lawful claims of materialmen, mechanics, carriers, warehousemen and landlords for labor, materials, supplies and rentals which, if unpaid, might become a Lien on any properties of such Person, provided, however, that this Section shall not require the payment or discharge of any such tax, assessment, charge, levy or claim which is (x) being contested in good faith by appropriate proceedings which operate to suspend the collection thereof and for which adequate reserves have been established on the books of such Person, or (y) bonded or otherwise insured against to the reasonable satisfaction of the Agent.


Section 8.6.  Books and Records; Inspections.
     The Parent and the Borrower will, and will cause each other Loan Party and each other Subsidiary to, keep proper books of record and account in which full, true and correct entries shall be made of all dealings and transactions in relation to its business and activities. The Parent and the Borrower will, and the Borrower will cause each Subsidiary that owns a Collateral Property to, permit representatives of the Agent or any Lender (with reasonable prior notice so long as no Event of Default then exists) to visit and inspect any of their respective properties, including without limitation, inspections of any Collateral Property, for the purpose of determining the existence, location, nature and magnitude of any past or present release or threatened release of any Hazardous Substances into, onto, beneath or from such Property, to examine and make abstracts from any of their respective books and records and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants, all at such reasonable times during business hours and as often as may reasonably be requested; provided, however, unless an Event of Default exists (a) only the Agent may exercise its rights under this Section which shall be limited to one inspection during any period of 12 consecutive months, (b) any discussions with the independent public accountants of the Parent and Borrower may be conducted only in the presence of the Borrower, (c) the Agent may not discuss the affairs, finances and accounts of the Parent or the Borrower with their employees pursuant to this Section. The Borrower shall reimburse the Agent and, if an Event of Default exists, the Lenders, for their costs and expenses incurred in connection with the exercise of their rights under this Section.


Section 8.7.  Use of Proceeds.
     The Borrower will only use the proceeds of Advances for purposes not prohibited by Applicable Law or by this Agreement. The Borrower shall only use Letters of Credit for the same purposes for which it may use the proceeds of Advances. The Borrower shall not, and shall not permit any other Loan Party or any other Subsidiary or the Parent to, use any part of such proceeds to purchase or carry, or to reduce or retire or refinance any credit incurred to purchase or carry, any margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any such margin stock if, in any such case, such use might result in any of the Advances or other Obligations being consider to be "purpose credit" directly or indirectly secured by margin stock within the meaning of Regulation U or Regulation X of the Board of Governors of the Federal Reserve System.


Section 8.8.  Environmental Matters.
     The Borrower shall, and shall cause each other Loan Party and each other Subsidiary to, comply with all Environmental Laws the failure with which to comply could reasonably be expected to have a Material Adverse Effect. If the Parent, any Loan Party or any other Subsidiary shall (a) receive notice that any violation of any Environmental Law has been committed by such Person, (b) receive notice that any administrative or judicial complaint or order has been filed or is about to be filed against any such Person alleging violations of any Environmental Law or requiring any such Person to take any action in connection with the release of Hazardous Substances or (c) receive any notice from a Governmental Authority or private party alleging that any such Person may be liable or responsible for costs associated with a response to or cleanup of a release of Hazardous Substances or any damages caused thereby, and such notices, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, the Borrower shall provide the Agent with a copy of such notice within 10 days after the receipt thereof by such Person or any of the Subsidiaries.


Section 8.9.  Further Assurances.
     At the Borrower's cost and expense and upon request of the Agent, the Borrower shall, and shall cause each Subsidiary that owns a Collateral Property to, duly execute and deliver or cause to be duly executed and delivered, to the Agent such further instruments, documents and certificates, and do and cause to be done such further acts that may be reasonably necessary or advisable in the reasonable opinion of the Agent to carry out more effectively the provisions and purposes of this Agreement and the other Loan Documents.


Section 8.10.  REIT Status.
     The Parent shall at all times maintain its status as a REIT.


Section 8.11.  Exchange Listing.
     The Parent shall maintain outstanding at least one class of common shares of the Parent having trading privileges on the New York Stock Exchange or the American Stock Exchange or which is subject to price quotations on The NASDAQ Stock Market's National Market System.

Section 8.12.  Major Property-Level Agreements; Major Leases; SNDAs.
     (a) Major Property-Level Agreement and Major Leases. Prior to the Borrower or any Subsidiary owning a Collateral Property entering into a Major Property-Level Agreement or Major Lease with respect to such Collateral Property, the Borrower shall, or shall cause such Subsidiary, to deliver to the Agent for the Agent's approval (not to be unreasonably withheld) a reasonably detailed summary of the material terms of such Major Property-Level Agreement or Major Lease. If requested by the Agent, the Borrower shall deliver a complete copy of such Major Property-Level Agreement or Major Lease. If the Agent shall fail to notify the Borrower whether the Agent has approved or not approved of the terms of such Major Property-Level Agreement or Major Lease within 10 Business Day's of the Agent's receipt of the applicable summary of material terms (or if the Agent has requested a copy of such Major Property-Level Agreement or Major Lease, within 10 Business Days of the Agent's receipt of such copy) then the Agent shall be deemed to have given its approval thereof.

     (b) SNDAs. Within sixty (60) days after the execution of each Major Lease, the Borrower agrees to use its best efforts to deliver or to cause to be delivered to the Agent a fully executed and acknowledged non-disturbance, attornment, estoppel and subordination agreement from the tenant under such Major Lease. At the Agent's request, the Borrower shall also exercise diligent efforts to deliver fully executed estoppel certificates executed by the parties to the Major Property-Level Agreements. All agreements required under the terms of this subsection shall be in form and substance reasonably satisfactory to the Agent.


Section 8.13.  Single Asset Entities.
     Except as set forth on Schedule 7.1.(s), the Borrower shall not permit any Subsidiary that owns a Collateral Property to (a) acquire any assets (including Equity Interests in a Person) other than such Collateral Property and other assets incidental to such Subsidiary's ownership of the Collateral Property, or
(b) engage in any other business other than the business of owning, operating and developing the one Collateral Property. The Borrower shall not, and shall not permit any Subsidiary to, sell, transfer, assign or otherwise dispose of any Equity Interest in any Subsidiary that owns a Collateral Property to any Person other than the Borrower or a Wholly Owned Subsidiary of the Borrower.

(9) Article IX. Information
     For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 13.6., all of the Lenders) shall otherwise consent in the manner set forth in Section 13.6., the Borrower shall furnish to the Agent at the Principal Office for distribution to the Lenders:


Section 9.1.  Quarterly Financial Statements.
     Within 5 Business Days of the filing thereof, a copy of each report on Form 10-Q (or its equivalent) which the Parent shall file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor). If the Parent ceases to file such reports, or if any such report filed does not contain any of the following, then the Borrower shall deliver as soon as available and in any event within 45 days after the close of each of the first, second and third fiscal quarters of the Parent, the unaudited consolidated balance sheet of the Parent and its Subsidiaries as at the end of such period and the related unaudited consolidated statements of operations and cash flows of the Parent and its Subsidiaries for such period, setting forth in each case in comparative form the figures as of the end of and for the corresponding periods of the previous fiscal year, all of which shall be certified by the chief financial officer, controller, financial officer or accounting officer of the Parent, in his or her opinion, to present fairly, in accordance with GAAP and in all material respects, the consolidated financial position of the Parent and its Subsidiaries as at the date thereof and the results of operations for such period (subject to normal year-end audit adjustments).


Section 9.2.  Year-End Statements.
     Within 5 Business Days of the filing thereof, a copy of each report on Form 10-K (or its equivalent) which the Parent shall file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor). If the Parent ceases to file such reports, or if any such report filed does not contain any of the following, then the Borrower shall deliver as soon as available and in any event within 120 days after the end of each fiscal year of the Parent, the audited consolidated balance sheet of the Parent and its Subsidiaries as at the end of such fiscal year and the related audited consolidated statements of operations, shareholders' equity and cash flows of the Parent and its Subsidiaries for such fiscal year, setting forth in comparative form the figures as at the end of and for the previous fiscal year, all of which shall be certified by (a) the chief financial officer or chief accounting officer of the Parent, in his or her opinion, to present fairly, in accordance with GAAP, the financial position of the Parent and its Subsidiaries as at the date thereof and the result of operations for such period and (b) Deloitte & Touche or any other independent certified public accountants of recognized national standing, whose certificate shall be unqualified and in scope and substance required by generally accepted auditing standards and who shall have authorized the Parent to deliver such financial statements and certification thereof to the Agent and the Lenders pursuant to this Agreement.


Section 9.3.  Compliance Certificate.
     At the time the financial statements are furnished pursuant to the immediately preceding Sections 9.1. and 9.2., a certificate substantially in the form of Exhibit N (a "Compliance Certificate") executed on behalf of the Borrower by the chief financial officer, controller, financial officer or accounting officer of the Borrower (a) setting forth as of the end of such quarterly accounting period or fiscal year, as the case may be, the calculations required to establish whether the Parent was in compliance with the covenants contained in Section 10.1.; and (b) stating that, to the best of such officer's knowledge, no Default or Event of Default exists, or, if such is not the case, specifying such Default or Event of Default and its nature, when it occurred and the steps being taken by the Parent with respect to such event, condition or failure.


Section 9.4.  Other Information.
     (a) Within 10 Business Days of the filing thereof, notice of the filing, and if the same are not available on-line free of charge from either the website of the Securities and Exchange Commission or the website of the Parent, copies of all registration statements (excluding the exhibits thereto and any registration statements on Form S-8 or its equivalent), reports on Form 8-K (or its equivalent) and all other periodic reports which the Parent, any Loan Party or any other Subsidiary shall file with the Securities and Exchange Commission (or any Governmental Authority substituted therefor) or any national securities exchange;

     (b) as soon as available and in any event within 45 days after the end of each fiscal quarter of the Borrower, a Borrowing Base Certificate setting forth the information to be contained therein, including without limitation, a calculation of the Permanent Loan Estimate of each Collateral Property, as of the last day of such fiscal quarter; provided, however, that any change in the Borrowing Base reflected in such Borrowing Base report shall not become effective until Agent notifies Borrower in writing of Agent's approval of such change in the Borrowing Base Certificate and satisfaction of the applicable conditions contained in Section 4.4. If the Agent fails to notify the Borrower whether or not the Agent approves of a change in the Borrowing Base report within 5 Business Days after the Agent receives the applicable Borrowing Base Certificate, then the Agent shall be deemed to have approved of such change;

     (c) within 45 days after the end of each fiscal quarter of the Borrower, an operating statement with respect to each Collateral Property, including without limitation, a quarterly and year-to-date statement of Net Operating Income determined on a cash basis and a current rent roll for such Property;

     (d) no later than 60 days after the end of each fiscal year of the Parent ending prior to the Termination Date, cash flow budgets (including sources and uses of cash) of the Parent and its Subsidiaries on a consolidated basis for each quarter of the next succeeding fiscal year, all itemized in reasonable detail;

     (e) no later than 30 days after the end of each fiscal year of the Borrower ending prior to the Termination Date, a property budget for each Collateral Property for the coming fiscal year of the Borrower;

     (f) no more than 30 days following the consummation of any transaction of acquisition, merger or purchase of assets, involving consideration, or valued, in excess of $300,000,000 but less than $500,000,000, whether a single transaction or related series of transactions, together with a reasonably detailed description thereof;

     (g) to the extent any Senior Officer is aware of the same, prompt notice of the commencement of any proceeding or investigation by or before any Governmental Authority and any action or proceeding in any court or other tribunal or before any arbitrator against or in any other way relating adversely to, or adversely affecting, the Parent, any Loan Party or any other Subsidiary or any of their respective properties, assets or businesses which, if determined or resolved adversely to such Person, could reasonably be expected to have a Material Adverse Effect, and prompt notice of the receipt of notice that any United States income tax returns of any Loan Party are being audited;

     (h) prompt notice of any change in the Chairman, chief executive officer, President or chief financial officer of the Parent, the Borrower, the Management Company, or any other Loan Party and any change in the business, assets, liabilities, financial condition, results of operations or business prospects of the Parent or any Loan Party which has had or could reasonably be expected to have Material Adverse Effect;

     (i) promptly upon the request of the Agent, evidence of the Borrower's calculation of the Ownership Share with respect to a Subsidiary or an Unconsolidated Affiliate, such evidence to be in form and detail satisfactory to the Agent; and

     (j) from time to time and promptly upon each request, such data, certificates, reports, statements, documents or further information regarding any Property or the business, assets, liabilities, financial condition, results of operations or business prospects of the Parent, the Borrower, any of their respective Subsidiaries or the Management Company as the Agent or any Lender may reasonably request.

(10) Article X. Negative Covenants
     For so long as this Agreement is in effect, unless the Requisite Lenders (or, if required pursuant to Section 13.6., all of the Lenders) shall otherwise consent in the manner set forth in Section 13.6., the Borrower or the Parent, as the case may be, shall comply with the following covenants:


Section 10.1.  Financial Covenants.
     (a) Minimum Tangible Net Worth. The Parent shall not permit Tangible Net Worth at any time to be less than (i) $1,000,000,000 plus (ii) 50% of the Net

Proceeds of all Equity Issuances effected at any time after the Agreement Date by the Parent or any of its Subsidiaries to any Person other than the Parent or any of its Subsidiaries.

     (b) Ratio of Total Liabilities to Gross Asset Value. The Parent shall not permit the ratio of (i) Total Liabilities of the Parent and its Subsidiaries determined on a consolidated basis to (ii) Gross Asset Value of the Parent and its Subsidiaries determined on a consolidated basis, to exceed 0.650 to 1.00 at any time.

     (c) Ratio of EBITDA to Interest Expense. The Parent shall not permit the ratio of (i) EBITDA of the Parent and its Subsidiaries determined on a consolidated basis for the fiscal quarter most recently ending to (ii) Interest Expense of the Parent and its Subsidiaries determined on a consolidated basis for such period, to be less than 1.750 to 1.00.

     (d) Ratio of EBITDA to Debt Service. The Parent shall not permit the ratio of (i) EBITDA of the Parent and its Subsidiaries determined on a consolidated basis for the fiscal quarter most recently ending to (ii) Debt Service of the Parent and its Subsidiaries determined on a consolidated basis for such period, to be less than 1.550 to 1.00.

     (e) Dividends and Other Restricted Payments. If an Event of Default exists or would exist following the making of a Restricted Payment, the Parent and the Borrower will not declare or make, or permit any other Subsidiary to declare or make, any Restricted Payment except that (i) the Parent may declare or make cash distributions to its shareholders during any fiscal year in an aggregate amount not to exceed the minimum amount necessary for the Parent to remain in compliance with Section 8.10.; and (ii) the Parent may cause the Borrower (directly or indirectly through any intermediate Subsidiaries) to make cash distributions to the Parent and to other limited partners of the Borrower, and the Parent may cause other Subsidiaries of the Parent to make cash distributions to the Parent and to other holders of Equity Interests in such Subsidiaries, in each case (x) in an aggregate amount not to exceed the amount of cash distributions that the Parent is permitted to declare or distribute under the immediately preceding clause (i) and (y) on a pro rata basis, such that the aggregate amount distributed to the Parent does not exceed the amount that the Parent is permitted to declare or distribute under the immediately preceding clause (i). Notwithstanding the foregoing, if a Default or Event of Default specified in Section 11.1.(a) resulting from the Borrower's failure to pay when due the principal of, or interest on, any of the Advances or any Fees, Section 11.1.(e) or (f) shall have occurred and be continuing, or if as a result of the occurrence of any other Event of Default the Obligations have been accelerated pursuant to Section 11.2.(a), the Parent and the Borrower shall not, and shall not permit any other Subsidiary to, make any Restricted Payments whatsoever.

     (f) Permitted Investments. The Parent shall not, and shall not permit the Borrower or other Subsidiary to, make an Investment in or otherwise own the following items which would cause the aggregate value of such holdings of such Persons to exceed the following percentages of Gross Asset Value:

                  (i) unimproved real estate such that the aggregate book value of all such unimproved real estate exceeds 10% of Gross Asset Value (for purposes of this clause (i) unimproved real estate shall not include (w) raw land subject to a ground lease under which the Borrower or a Subsidiary is the lessor and a Person not an Affiliate is the lessee; (x) Properties under development; (y) land subject to a binding contract of sale under which the Borrower or one of its Subsidiaries is the seller and the buyer is not an Affiliate of Borrower and (z) out-parcels held for lease or sale at Properties which are either completed or where development has commenced);

                  (ii) developed real estate used primarily for non-retail purposes (other than the real estate located at CBL Center, 2030 Hamilton Place Boulevard, Chattanooga, Tennessee), such that the aggregate book value of such real estate exceeds 10% of Gross Asset Value;

                  (iii) Investments in Unconsolidated Affiliates of the Borrower or the Parent, such that the value of such Investments, determined in accordance with GAAP, exceeds 20% of Gross Asset Value;

                  (iv) Investments in Persons that are neither Subsidiaries nor Unconsolidated Affiliates of the Borrower or the Parent, such that the book value of such Investments, determined in accordance with GAAP, exceeds 10% of Gross Asset Value; provided, however, this clause (iv) shall not apply to Investments in any Person whose Equity Interests are publicly traded and in which the Parent or the Borrower is attempting to acquire a controlling interest but only to the extent the aggregate value of such Investments under this clause (iv), determined on the basis of lower of cost or market value, does not exceed 10% of Gross Asset Value (the aggregate amount of such excess to be subject to this subsection (f)); or

                  (v) Mortgages in favor of the Borrower or any other Loan Party (other than (A) Mortgages securing Indebtedness owed to the Borrower or any Subsidiary on September 30,2002 and (B) Mortgages on assets owned by the Parent, the Borrower or any Subsidiary), such that the aggregate book value of Indebtedness secured by such Mortgages exceeds 10% of Gross Asset Value.

In addition to the foregoing limitations, the aggregate value of the Investments subject to the limitations in the preceding clauses (i) through (v) shall not exceed 35% of Gross Asset Value.

     (g) Value of Borrower Owned by Parent. The Parent shall not permit (i) more than 5.0% of the book value of its assets to be attributable to assets not owned by the Borrower or any Subsidiary of the Borrower or (ii) more than 10.0% of the gross revenues of the Parent to be attributable to gross revenues of any Person other than the Borrower or any Subsidiary of the Borrower.


Section 10.2.  Negative Pledge.
     The Borrower shall not, and shall not permit any other Loan Party to, create, assume or suffer to exist any Lien on any Collateral Property or any of the other Collateral, now owned or hereafter acquired, except for Permitted Liens.


Section 10.3.  Restrictions on Intercompany Transfers.
     The Borrower shall not, and shall not permit any of its Subsidiaries (other than CMBS Subsidiaries) to, create or otherwise cause or suffer to exist or become effective any consensual encumbrance or restriction of any kind on the ability of any Subsidiary to: (i) pay dividends or make any other distribution on any of such Subsidiary's Equity Interests owned by the Borrower or any other Subsidiary; (ii) pay any Indebtedness owed to the Borrower or any other
Subsidiary; (iii) make loans or advances to the Borrower or any other Subsidiary; or (iv) transfer any of its property or assets to the Borrower or any other Subsidiary. As used in this Section, the term "CMBS Subsidiary" means any Subsidiary (a) formed for the specific purpose of holding title to assets which are collateral for any Extension of Credit to such Subsidiary; (b) which is prohibited from Guarantying Extension of Credit to any other Person pursuant to (i) any document, instrument or agreement evidencing such Extension of Credit or (ii) a provision of such Person's organizational documents which provision was included in such Person's organizational documents as a condition to the making of such Extension of Credit; and (c) for which none of the Parent, the Borrower, any other Loan Party or any other Subsidiary (other than another CMBS Subsidiary) has Guaranteed any Extensions of Credit to such Subsidiary or has any direct obligation to maintain or preserve such Subsidiary's financial condition or to cause such Subsidiary to achieve any specified levels of operating results, except for customary exceptions for fraud, misapplication of funds, environmental indemnities, and other similar exceptions to recourse liability.


Section 10.4. Merger, Consolidation, Sales of Assets and Other Arrangements. Without the prior written consent of the Requisite Lenders, such consent not to be unreasonably withheld, the Parent and the Borrower shall not, and shall not permit any other Loan Party or any other Subsidiary to, (a) enter into any transaction of merger or consolidation; (b) liquidate, windup or dissolve itself (or suffer any liquidation or dissolution); or (c) convey, sell, lease, sublease, transfer or otherwise dispose of, in one transaction or a series of transactions, all or any substantial part of its business or assets, or the capital stock of or other Equity Interests in any of its Subsidiaries, whether now owned or hereafter acquired; provided, however, that:

                  (i) any Subsidiary may merge with a Loan Party so long as such Loan Party is the survivor;

                  (ii) any Subsidiary may sell, transfer or dispose of its assets to a Loan Party;

                  (iii) the Borrower or the Parent may merge with another Person so long as (x) the Borrower or the Parent, as the case may be, is the survivor of such merger and (x) immediately prior to any such merger and immediately thereafter and after giving effect thereto, no Event of Default is or would be in existence;

                  (iv) any Subsidiary that is not (and is not required to be) a Loan Party may enter into any transaction described in the introductory paragraph of this Section, provided that immediately prior to any such transaction and immediately thereafter and after giving effect thereto, no Event of Default is or would be in existence;

                  (v) the Loan Parties and the other Subsidiaries may lease and sublease their respective assets, as lessor or sublessor (as the case may be), in the ordinary course of their business.

Notwithstanding the forgoing, without the prior written consent of all of the Lenders (such consent not to be unreasonably withheld), neither the Borrower nor the Parent may merge with another Person if such other Person is to be the survivor of such merger.


Section 10.5.  Acquisitions.
     Neither Borrower nor any of its Subsidiaries shall acquire the business of or all or substantially all of the assets or stock of any Person, or any division of any Person, whether through Investment, purchase of assets, merger or otherwise, in each case involving consideration, or valued, in excess of $500,000,000 unless (a) no Default or Event of Default exists or would exist immediately following the consummation of such acquisition and (b) the Borrower has delivered to the Agent, at least 30 days prior to the date such acquisition is consummated, (i) all information related to such acquisition as the Agent may reasonably request and (ii) a Compliance Certificate, calculated on a pro forma basis, evidencing continued compliance with the financial covenants contained in
Article 10.1., after giving effect to such acquisition.

Section 10.6.  Plans.
     The Borrower shall not, and shall not permit any of its Subsidiaries to, permit any of its respective assets to become or be deemed to be "plan assets" within the meaning of ERISA, the Internal Revenue Code and the respective regulations promulgated thereunder.


Section 10.7.  Fiscal Year.
     The Parent and the Borrower shall not, and shall not permit any Loan Party or other Subsidiary to, change its fiscal year from that in effect as of the Agreement Date.


Section 10.8.  Modifications of Organizational Documents.
     The Parent and the Borrower shall not, and shall not permit any Loan Party or other Subsidiary to, amend, supplement, restate or otherwise modify its articles or certificate of incorporation, by-laws, partnership agreement or other similar organizational document which modification could reasonably be expected to have a Material Adverse Effect without the prior written consent of the Requisite Lenders unless such amendment, supplement, restatement or other modification is (a) required under or as a result of the Internal Revenue Code or other Applicable Law or (b) required to maintain the Parent's status as a REIT.


Section 10.9.  Major Construction.
     The Borrower shall not, and shall not permit any Subsidiary owning a Collateral Property to, commit to undertake any plan of renovation of any Collateral Property when (a) the estimated cost of such renovation is in excess of $10,000,000 and (b) such renovation will result in structural changes to such Collateral Property, without first obtaining the prior written consent of the Requisite Lenders (which consent shall not be unreasonably withheld). If the Borrower delivers to the Agent any plans, specifications, information or other materials relating to its request to renovate a Collateral Property, the Agent will forward such materials to the Lenders within 15 Business Days from the date the Agent receives such materials. Unless a Lender has given written notice to the Agent that such Lender will not consent to such renovation within 15 Business Days of receipt of all plans, specification, information and other materials relating to the Borrower's request, such Lender shall be deemed to have consented to such renovation.


Section 10.10.  Transactions with Affiliates.
     The Borrower shall not permit to exist or enter into, and will not permit any Loan Party or other Subsidiary to permit to exist or enter into, any transaction (including the purchase, sale, lease or exchange of any property or the rendering of any service) with any Affiliate of the Borrower, except transactions in the ordinary course of, and pursuant to the reasonable requirements of, the business of the Borrower or any of its Subsidiaries and upon fair and reasonable terms which are no less favorable to the Borrower or such Subsidiary than would be obtained in a comparable arm's-length transaction with a Person that is not an Affiliate.

(11) Article XI. Default

Section 11.1.  Events of Default.
     Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of Applicable Law or pursuant to any judgment or order of any Governmental Authority:

     (a) Default in Payment. The Borrower shall fail to pay when due under this Agreement or any other Loan Document (whether upon demand, at maturity, by reason of acceleration or otherwise) the principal of, or any accrued interest on, any of the Advances, or shall fail to pay any of the other payment Obligations owing by the Borrower under this Agreement or any other Loan Document, or any other Loan Party shall fail to pay when due any payment obligation owing by such Loan Party under any Loan Document to which it is a party, and in any such case, such failure continues for a period of 10 days after the date the Agent gives the Borrower notice of such failure.

     (b) Default in Performance.

                  (i) Any Loan Party or the Parent shall fail to perform or observe any term, covenant, condition or agreement on its part to be performed or observed and contained in Section 10.1. and such failure continues for 90 calendar days after the earlier of (x) the date any Senior Officer of the Borrower has actual knowledge of such failure or
         (y) the date notice of such failure has been given to the Borrower by the Agent; or

                  (ii) any Loan Party or the Parent shall fail to perform or observe any term, covenant, condition or agreement contained in this Agreement or any other Loan Document to which it is a party and not otherwise mentioned in this Section and such failure shall continue for a period of 30 calendar days after the earlier of (x) the date any Senior Officer of the Borrower has actual knowledge of such failure or
         (y) the date notice of such failure has been given to the Borrower by the Agent; provided, however, that if such default is curable but requires work to be performed, acts to be done or conditions to be remedied which, by their nature, cannot be performed, done or remedied, as the case may be, within such 30-day period, no Event of Default shall be deemed to have occurred if such Loan Party or the Parent, as the case may be, commences the same within such 30-day period and thereafter diligently and continuously prosecutes the same to completion, and the same is in fact completed, no later than the date 90 days following the earlier of the date such Senior Officer has actual knowledge of such failure or the date the Agent gave notice of such failure to the Borrower.

     (c) Misrepresentations. Any written statement, representation or warranty made or deemed made by or on behalf of any Loan Party or the Parent under this Agreement or under any other Loan Document, or in any other writing or statement at any time furnished by, or at the direction of, any Loan Party or the Parent to the Agent or any Lender under or in connection with this Agreement or any other Loan Document, shall at any time prove to have been incorrect or misleading in any material respect when furnished or made or deemed made.

     (d) Material Extension of Credit Cross-Default.

                  (i) Extensions of Credit Owed to Lender. Any of the following events shall occur with respect to any Extension of Credit (other than any of the Obligations and any Extension of Credit that is Nonrecourse Indebtedness) owing to any Lender or affiliate of any Lender:

                           (A) Failure to Pay. Any Loan Party or the Parent
                  shall fail to pay when due and payable the principal of, or interest on, any such Extension of Credit; or

                           (B) Acceleration. The maturity of any such Extension
                  of Credit shall have been accelerated in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Extension of Credit; or

                           (C) Mandatory Repurchase. Any Loan Party or the
                  Parent shall have been required to prepay or repurchase, prior to the stated maturity thereof, any such Extension of Credit in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Extension of Credit.

                  (ii) Extension of Credit Owed to Third Parties. Either of the following events shall occur with respect to any Extension of Credit (other than any extension of credit that is Nonrecourse Indebtedness) owing by any Loan Party or the Parent to any Person other than a Lender or any affiliate of a Lender and having an aggregate outstanding principal amount of $100,000,000 or more:

                           (A) Acceleration. The maturity of such Extension of
                  Credit shall have been accelerated in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Extension of Credit; or

                           (B) Mandatory Repurchase. Any Loan Party or the
                  Parent shall have been required to prepay or repurchase, prior to the stated maturity thereof, such Extension of Credit in accordance with the provisions of any indenture, contract or instrument evidencing, providing for the creation of or otherwise concerning such Extension of Credit.

     (e) Voluntary Bankruptcy Proceeding. Any Loan Party, the Parent or any Significant Subsidiary shall: (i) commence a voluntary case under the Bankruptcy Code of 1978, as amended, or other federal bankruptcy laws (as now or hereafter in effect); (ii) file a petition seeking to take advantage of any other Applicable Laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; (iii) consent to, or fail to contest in a timely and appropriate manner, any petition filed against it in an involuntary case under such bankruptcy laws or other Applicable Laws or consent to any proceeding or action described in the immediately following subsection; (iv) apply for or consent to, or fail to contest in a timely and appropriate manner, the appointment of, or the taking of possession by, a receiver, custodian, trustee, or liquidator of itself or of a substantial part of its property, domestic or foreign; (v) admit in writing its inability to pay its debts as they become due; (vi) make a general assignment for the benefit of creditors; (vii) make a conveyance fraudulent as to creditors under any Applicable Law; or (viii) take any corporate, partnership or similar action for the purpose of effecting any of the foregoing.

     (f) Involuntary Bankruptcy Proceeding. A case or other proceeding shall be commenced against any Loan Party, the Parent or any Significant Subsidiary in any court of competent jurisdiction seeking: (i) relief under the Bankruptcy Code of 1978, as amended or other federal bankruptcy laws (as now or hereafter in effect) or under any other Applicable Laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding-up, or composition or adjustment of debts; or (ii) the appointment of a trustee, receiver, custodian, liquidator or the like of such Person, or of all or any substantial part of the assets, domestic or foreign, of such Person, and in the case of either clause (i) or
(ii) such case or proceeding shall continue undismissed or unstayed for a period of 90 consecutive calendar days, or an order granting the relief requested in such case or proceeding (including, but not limited to, an order for relief under such Bankruptcy Code or such other federal bankruptcy laws) shall be entered.

     (g) Revocation of Loan Documents. Any Loan Party or the Parent shall (or shall attempt to) disavow, revoke or terminate any Loan Document to which it is a party or shall otherwise challenge or contest in any action, suit or proceeding in any court or before any Governmental Authority the validity or enforceability of any Loan Document.

     (h) Judgment. A judgment or order for the payment of money shall be entered against any Loan Party, the Parent or any Significant Subsidiary, by any court or other tribunal and (i) such judgment or order shall continue for a period of 60 days without being paid stayed or dismissed through appropriate appellate proceedings and (ii) either (A) the amount for which insurance has not been acknowledged in writing by the applicable insurance carrier exceeds, individually or together with all other such judgments or orders entered against the Loan Parties and Significant Subsidiaries, $25,000,000 or (B) such judgment or order could reasonably be expected to have a Material Adverse Effect.

     (i) Attachment. A warrant, writ of attachment, execution or similar process shall be issued against any property of any Loan Party, the Parent or any Significant Subsidiary, which exceeds, individually or together with all other such warrants, writs, executions and processes, $25,000,000 and such warrant, writ, execution or process shall not be paid, discharged, vacated, stayed or bonded for a period of 60 days; provided, however, that if a bond has been issued in favor of the claimant or other Person obtaining such warrant, writ, execution or process, the issuer of such bond shall execute a waiver or subordination agreement in form and substance satisfactory to the Agent pursuant to which the issuer of such bond subordinates its right of reimbursement, contribution or subrogation to the Obligations and waives or subordinates any Lien it may have on the assets of any Loan Party or the Parent.

     (j) Loan Documents. An Event of Default (as defined therein) shall occur under any of the other Loan Documents.

     (k) Change of Control/Change in Management.

                  (i) any Person (or two or more Persons acting in concert) shall acquire "beneficial ownership" within the meaning of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended, of the capital stock or securities of the Parent representing 35% or more of the aggregate voting power of all classes of capital stock and securities of the Parent entitled to vote for the election of directors ("Parent Voting Stock"); provided, however, this clause shall not apply to any Parent Voting Stock acquired after the date hereof by a Person as a result of the conversion of limited partnership interests in the Borrower into Parent Voting Stock in accordance with Borrower's partnership agreement;

                  (ii) during any twelve-month period (whether before or after the Agreement Date), individuals who at the beginning of such period were directors of the Parent shall cease for any reason (other than death or mental or physical disability) to constitute a majority of the board of directors of the Parent;

                  (iii) Charles B. Lebovitz shall cease for any reason to be principally involved in the senior management of the Borrower, the Management Company and the Parent and (A) 180 days following such cessation the Borrower, the Management Company and the Parent shall have failed to replace the resulting vacancy with an individual (or individuals) reasonably acceptable to the Requisite Lenders and (B) at least two of John N. Foy, Ben S. Landress, Stephen Lebovitz, Michael Lebovitz and Ron Fullam, Jr. shall not be principally involved in the senior management of the Borrower, the Management Company and the Parent;

                  (iv) the Principals shall cease to beneficially own, directly or indirectly, in the aggregate, at least 10.0% of the outstanding common stock of the Parent or at least 10.0% of the outstanding operating units of the Borrower (such ownership percentages to be adjusted to reflect the effect of any division, reclassification, stock or equity dividend and any other similar dilutive events);

                  (v) the Principals, the Parent or any combination thereof shall cease to beneficially own, directly or indirectly, in the aggregate, capital stock or securities of the Management Company representing more than 50% of the aggregate voting power of all classes of capital stock and securities of the Management Company entitled to vote for the election of directors; provided, however, the provisions of this clause shall no longer apply if the Management Company shall have merged with the Borrower or the Parent; or

                  (vi) the general partner of the Borrower shall cease to be a Wholly Owned Subsidiary of the Parent;

     (l) Damage; Strike; Casualty. Any material damage to, or loss, theft or destruction of, any Collateral, whether or not insured, or any strike, lockout, labor dispute, embargo, condemnation, act of God or public enemy, or other casualty which causes, for more than 30 consecutive days beyond the coverage period of any applicable business interruption insurance, the cessation or substantial curtailment of revenue producing activities of the Borrower or its Subsidiaries taken as a whole but only if any such event or circumstance could reasonably be expected to have a material adverse effect on the Collateral Properties taken as a whole.


Section 11.2.  Remedies Upon Event of Default.
     Upon the occurrence of an Event of Default the following provisions shall apply:

        (a) Acceleration; Termination of Facilities.

                  (i) Automatic. Upon the occurrence of an Event of Default specified in Sections 11.1.(e) or 11.1.(f), (1)(A) the principal of, and all accrued interest on, the Advances and the Notes at the time outstanding, (B) an amount equal to the Stated Amount of all Letters of Credit outstanding as of the date of the occurrence of such Event of Default and (C) all of the other Obligations of the Borrower, including, but not limited to, the other amounts owed to the Lenders and the Agent under this Agreement, the Notes or any of the other Loan Documents shall become immediately and automatically due and payable by the Borrower without presentment, demand, protest, or other notice of any kind, all of which are expressly waived by the Borrower, and (2) the Commitments and the Swingline Commitment, the obligation of the Lenders to make Advances hereunder, and the obligation of the Agent to issue Letters of Credit hereunder, shall all immediately and automatically terminate.

                  (ii) Optional. If any other Event of Default shall exist, the Agent may, and at the direction of the Requisite Lenders shall: (1) declare (A) the principal of, and accrued interest on, the Advances and the Notes at the time outstanding, (B) an amount equal to the Stated Amount of all Letters of Credit outstanding as of the date of the occurrence of such Event of Default and (C) all of the other Obligations, including, but not limited to, the other amounts owed to the Lenders and the Agent under this Agreement, the Notes or any of the other Loan Documents to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by the Borrower, and (2) terminate the Commitments and the obligation of the Lenders to make Advances hereunder and the obligation of the Agent to issue Letters of Credit hereunder. If the Agent has exercised any of the rights provided under the preceding sentence, the Swingline Lender shall: (x) declare the principal of, and accrued interest on, the Swingline Loans and the Swingline Notes at the time outstanding, and all of the other Obligations owing to the Swingline Lender, to be forthwith due and payable, whereupon the same shall immediately become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived by the Borrower and (y) terminate the Swingline Commitment and the obligation of the Swingline Lender to make Swingline Loans.

     (b) Loan Documents. The Requisite Lenders may direct the Agent to, and the Agent if so directed shall, exercise any and all of its rights under any and all of the other Loan Documents.

     (c) Applicable Law. The Requisite Lenders may direct the Agent to, and the Agent if so directed shall, exercise all other rights and remedies it may have under any Applicable Law.

     (d) Appointment of Receiver. To the extent permitted by Applicable Law, the Agent and the Lenders shall be entitled to the appointment of a receiver for the Collateral Properties, without notice of any kind whatsoever and without regard to the adequacy of any security for the Obligations or the solvency of any party bound for its payment, to take possession of all or any portion of the Collateral Properties and/or the business operations of the Borrower and its Subsidiaries related thereto and to exercise such power as the court shall confer upon such receiver.


Section 11.3.  Remedies Upon Default.
     Upon the occurrence of a Default specified in Section 11.1.(f), the Commitments shall immediately and automatically terminate.


Section 11.4.  Curing Defaults Under Collateral Documents.
     The Lenders  agree that the  Borrower  may cure a Default  occurring  under
Section 11.1.(b)(ii) relating to any Collateral Document by causing the Collateral Property to which such Collateral Document relates to be released from the Liens of the applicable Collateral Document in accordance with the terms of Section 4.2.; provided, however, the provisions of this Section shall not apply (a) to a Default the circumstances giving rise to which constitute a Default or Event of Default under any other provision of Section 11.1. or (b) if, after giving effect to such release, the aggregate principal amount of all outstanding Advances together with the aggregate amount of all Letter of Credit Liabilities would exceed the Borrowing Base.


Section 11.5.  Permitted Deficiency.
     (a) Generally. Notwithstanding anything to the contrary set forth herein, none of the following events shall constitute a Default or Event of Default, so long as the conditions of the immediately following subsection (b) are satisfied:

                  (i) failure of the Borrower or any other Person owning a Collateral Property to:

                           (A) keep such Collateral Property or any portion
                  thereof in the condition required under Section 4.6 of the Security Deed applicable thereto;

                           (B) to pay any Lien or other encumbrances on any
                  portion of such Collateral Property in the manner required under Section 4.5 of the Security Deed applicable thereto;

                           (C) to comply with requirements of Applicable Law
                  applicable to any portion of such Collateral Property as required under Section 3.9 of the Security Deed applicable thereto;

                           (D) to prevent alterations to such Collateral
                  Property as required under Section 10.9 of this Agreement;

                           (E) to replace "Fixtures" or "Personalty" required
                  under, and as such terms are defined in, Section 5.3 of the Security Deed applicable thereto; or

                           (F) to deposit with the Agent any "Casualty
                  Completion Deposit" or "Escrowed Sums" required under, and as such terms are defined in, the Security Deed applicable thereto; or

                  (ii) the existence of any non-consensual Lien on any of the Collateral not permitted by Section 8.5. of this Agreement or by the applicable terms of the Collateral Documents.

If the section numbering of a Security Deed differs from the section numbering of the form of Security Deed attached hereto as Exhibit J, the references above to specific sections of a Security Deed shall be deemed to refer to the section in such Security Deed which most closely corresponds to the text of the referenced section of the form of Security Deed attached hereto.

     (b) The effectiveness of the immediately preceding subsection is subject to satisfaction of all of the following conditions:

                  (i) the sum of the following amounts (such amounts being the "Permitted Deficiency") does not exceed $10,000,000:

                           (A) the cost of correcting all failures described in
                  the immediately preceding subsection (a)(i), as determined by Agent in its reasonable discretion;

                           (B) the amount secured by Liens described in
                  immediately preceding subsection (a)(ii); and

                           (C) the aggregate amount of unpaid "Casualty
                  Completion Deposit" and "Escrowed Sums" required under, and as such terms are defined in, the Security Deeds applicable thereto.

                  (ii) None of the circumstances giving rise to the Permitted Deficiency would otherwise constitute a Default or Event of Default but for the application of this Section; and

                  (iii) The Borrower is taking steps to eliminate the circumstances giving rise to the Permitted Deficiency in a diligent manner, and in all events eliminates (or bonds off to the reasonable satisfaction of the Agent) each such circumstances prior to the earlier of (A) 60 days after receipt of notice of the existence of such circumstances from the Agent, or (B) the date which is 5 days prior to the date on which any effected Collateral Property to which any such circumstance relates could be sold for nonpayment.


Section 11.6.  Marshaling; Payments Set Aside.
     Neither the Agent nor any Lender shall be under any obligation to marshal any assets in favor of any Loan Party or any other party or against or in payment of any or all of the Obligations. To the extent that any Loan Party makes a payment or payments to the Agent and/or any Lender, or the Agent and/or any Lender enforce their security interests or exercise their rights of setoff, and such payment or payments or the proceeds of such enforcement or setoff or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then to the extent of such recovery, the Obligations or part thereof originally intended to be satisfied, and all Liens, rights and remedies therefor, shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or setoff had not occurred.

Section 11.7.  Allocation of Proceeds.
     If an Event of Default exists and maturity of any of the Obligations has been accelerated, all payments received by the Agent under any of the Loan Documents, in respect of any principal of or interest on the Obligations or any other amounts payable by the Borrower or any other Loan Party hereunder or thereunder, shall be applied in the following order and priority:

     (a) amounts due to the Agent and the Lenders in respect of Fees and expenses due under Section 13.2.;

     (b) amounts due to the Agent and the Lenders in respect of Protective Advances;

     (c) payments of interest on Swingline Loans;

     (d) payments of interest on principal of all other Advances, to be applied for the ratable benefit of the Lenders, in such order as the Lenders may determine in their sole discretion;

     (e) payment of principal on Swingline Loans;

     (f) payments of principal of all other Advances, to be applied for the ratable benefit of the Lenders, in such order as the Lenders may determine in their sole discretion;

     (g) amounts to be paid to the Agent to be held as cash collateral in respect of Letters of Credit then outstanding;

     (h) amounts due to the Agent and the Lenders pursuant to Sections 12.7. and 13.9.;

     (i) payments of all other amounts due under any of the Loan Documents, if any, to be applied for the ratable benefit of the Lenders; and

     (j) any amount remaining after application as provided above, shall be paid to the Borrower or whomever else may be legally entitled thereto.


Section 11.8.  Performance by Agent.
     If the Borrower shall fail to perform any covenant, duty or agreement contained in any of the Loan Documents, the Agent may, but shall not be obligated to, perform or attempt to perform such covenant, duty or agreement on behalf of the Borrower after the expiration of any cure or grace periods set forth herein. In such event, the Borrower shall, at the request of the Agent, promptly pay any amount reasonably expended by the Agent in such performance or attempted performance to the Agent, together with interest thereon at the applicable Default Rate from the date of such expenditure until paid. Notwithstanding the foregoing, neither the Agent nor any Lender shall have any liability or responsibility whatsoever for the performance of any obligation of the Borrower under this Agreement or any other Loan Document.


Section 11.9.  Rights Cumulative.
     The rights and remedies of the Agent and the Lenders under this Agreement and each of the other Loan Documents shall be cumulative and not exclusive of any rights or remedies which any of them may otherwise have under Applicable Law. In exercising their respective rights and remedies the Agent and the Lenders may be selective and no failure or delay by the Agent or any of the Lenders in exercising any right shall operate as a waiver of it, nor shall any single or partial exercise of any power or right preclude its other or further exercise or the exercise of any other power or right.

(12) Article XII. The Agent

Section 12.1.  Authorization and Action.
     Each Lender hereby irrevocably appoints and authorizes the Agent to take such action as contractual representative on such Lender's behalf and to exercise such powers under this Agreement and the other Loan Documents as are specifically delegated to the Agent by the terms hereof and thereof, together with such powers as are reasonably incidental thereto. Not in limitation of the foregoing, each Lender authorizes and directs the Agent to enter into the Loan Documents for the benefit of the Lenders. Each Lender hereby agrees that, except as otherwise set forth herein, any action taken by the Requisite Lenders in accordance with the provisions of this Agreement or the Loan Documents, and the exercise by the Requisite Lenders of the powers set forth herein or therein, together with such other powers as are reasonably incidental thereto, shall be authorized and binding upon all of the Lenders. Nothing herein shall be construed to deem the Agent a trustee or fiduciary for any Lender or to impose on the Agent duties or obligations other than those expressly provided for herein. Without limiting the generality of the foregoing, the use of the terms "Agent", "agent" and similar terms in the Loan Documents with reference to the Agent is not intended to connote any fiduciary or other implied (or express) obligations arising under agency doctrine of any Applicable Law. Instead, use of such terms is merely a matter of market custom, and is intended to create or reflect only an administrative relationship between independent contracting parties. The Agent shall deliver to each Lender, promptly upon receipt thereof by the Agent, copies of each of the financial statements, certificates, notices and other documents delivered to the Agent pursuant to Article IX. The Agent will also furnish to any Lender, upon the request of such Lender, a copy (or, where appropriate, an original) of any document, instrument, agreement, certificate or notice furnished to the Agent by the Borrower, the Parent, any Loan Party or any other Affiliate of the Borrower, pursuant to this Agreement or any other Loan Document not already delivered to such Lender pursuant to the terms of this Agreement or any such other Loan Document. As to any matters not expressly provided for by the Loan Documents (including, without limitation, enforcement or collection of any of the Obligations), the Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Requisite Lenders (or all of the Lenders if explicitly required under any other provision of this Agreement), and such instructions shall be binding upon all Lenders and all holders of any of the Obligations; provided, however, that, notwithstanding anything in this Agreement to the contrary, the Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or any other Loan Document or Applicable Law. Not in limitation of the foregoing, the Agent shall not exercise any right or remedy it may have under any Loan Document upon the occurrence of a Default or an Event of Default if the Requisite Lenders have directed the Agent not to do so. Without limiting the foregoing, no Lender shall have any right of action whatsoever against the Agent as a result of the Agent acting or refraining from acting under this Agreement or any of the other Loan Documents in accordance with the instructions of the Requisite Lenders, or where applicable, all the Lenders.


Section 12.2.  Agent's Reliance, Etc.
     Notwithstanding any other provisions of this Agreement or any other Loan Documents, neither the Agent nor any of its directors, officers, agents, employees or counsel shall be liable for any action taken or not taken by it under or in connection with this Agreement or any other Loan Document, except for its or their own gross negligence or willful misconduct in connection with its duties expressly set forth herein or therein. Without limiting the generality of the foregoing, the Agent: may consult with legal counsel (including its own counsel or counsel for the Borrower, any other Loan Party or the Parent), independent public accountants and other experts selected by it and shall not be liable for any action taken or omitted to be taken in good faith by it in accordance with the advice of such counsel, accountants or experts. Neither the Agent nor any of its directors, officers, agents, employees or counsel: (a) makes any warranty or representation to any Lender or any other Person and shall be responsible to any Lender or any other Person for any statement, warranty or representation made or deemed made by the Borrower, any other Loan Party, the Parent or any other Person in or in connection with this Agreement or any other Loan Document; (b) shall have any duty to ascertain or to inquire as to the performance or observance of any of the terms, covenants or conditions of this Agreement or any other Loan Document or the satisfaction of any conditions precedent under this Agreement or any Loan Document on the part of the Borrower or other Persons or inspect the property, books or records of the Borrower or any other Person; (c) shall be responsible to any Lender for the due execution, legality, validity, enforceability, genuineness, sufficiency or value of this Agreement or any other Loan Document, any other instrument or document furnished pursuant thereto or any Collateral covered thereby or the perfection or priority of any Lien in favor of the Agent on behalf of the Lenders in any such Collateral; (d) shall have any liability in respect of any recitals, statements, certifications, representations or warranties contained in any of the Loan Documents or any other document, instrument, agreement, certificate or statement delivered in connection therewith; and (e) shall incur any liability under or in respect of this Agreement or any other Loan Document by acting upon any notice, consent, certificate or other instrument or writing (which may be by telephone, telecopy or electronic mail) believed by it to be genuine and signed, sent or given by the proper party or parties. The Agent may execute any of its duties under the Loan Documents by or through agents, employees or attorneys-in-fact and shall not be responsible for the negligence or misconduct of any agent or attorney-in-fact that it selects in the absence of gross negligence or willful misconduct.


Section 12.3.  Notice of Defaults.
     The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless the Agent has received notice from a Lender or the Borrower referring to this Agreement, describing with reasonable specificity such Default or Event of Default and stating that such notice is a "notice of default." If any Lender (excluding the Lender which is also serving as the Agent) becomes aware of any Default or Event of Default, it shall promptly send to the Agent such a "notice of default". Further, if the Agent receives such a "notice of default," the Agent shall give prompt notice thereof to the Lenders.


Section 12.4.  Wells Fargo as Lender.
     Wells Fargo, as a Lender, shall have the same rights and powers under this Agreement and any other Loan Document as any other Lender and may exercise the same as though it were not the Agent; and the term "Lender" or "Lenders" shall, unless otherwise expressly indicated, include Wells Fargo in each case in its individual capacity. Wells Fargo and its affiliates may each accept deposits from, maintain deposits or credit balances for, invest in, lend money to, act as trustee under indentures of, serve as financial advisor to, and generally engage in any kind of business with the Borrower, any other Loan Party, the Parent or any other affiliate thereof as if it were any other bank and without any duty to account therefor to the other Lenders. Further, the Agent and any affiliate may accept fees and other consideration from the Borrower for services in connection with this Agreement and otherwise without having to account for the same to the other Lenders. The Lenders acknowledge that, pursuant to such activities, Wells Fargo or its affiliates may receive information regarding the Parent, the Borrower, other Loan Parties, other Subsidiaries and other Affiliates (including information that may be subject to confidentiality obligations in favor of such Person) and acknowledge that the Agent shall be under no obligation to provide such information to them.

Section 12.5.  Approvals of Lenders.
     All communications from the Agent to any Lender requesting such Lender's determination, consent, approval or disapproval (a) shall be given in the form of a written notice to such Lender, (b) shall be accompanied by a description of the matter or issue as to which such determination, approval, consent or disapproval is requested, or shall advise such Lender where information, if any, regarding such matter or issue may be inspected, or shall otherwise describe the matter or issue to be resolved, (c) shall include, if reasonably requested by such Lender and to the extent not previously provided to such Lender, written materials provided to the Agent by the Borrower in respect of the matter or issue to be resolved, and (d) shall include the Agent's recommended course of action or determination in respect thereof. Unless a Lender shall give written notice to the Agent that it specifically objects to the recommendation or determination of the Agent (together with a reasonable written explanation of the reasons behind such objection) within 10 Business Days (or such lesser or greater period as may be specifically required under the express terms of the Loan Documents) of receipt of such communication, such Lender shall be deemed to have conclusively approved of or consented to such recommendation or determination.


Section 12.6.  Lender Credit Decision, Etc.
     Each Lender expressly acknowledges and agrees that neither the Agent nor any of its officers, directors, employees, agents, counsel, attorneys-in-fact or other affiliates has made any representations or warranties to such Lender and that no act by the Agent hereafter taken, including any review of the affairs of the Parent, the Borrower, any other Loan Party or any other Subsidiary or Affiliate, shall be deemed to constitute any such representation or warranty by the Agent to any Lender. Each Lender acknowledges that it has, independently and without reliance upon the Agent, any other Lender or counsel to the Agent, or any of their respective officers, directors, employees, agents or counsel, and based on the financial statements of the Parent, the Borrower, the other Loan Parties, the other Subsidiaries and other Affiliates, and inquiries of such Persons, its independent due diligence of the business and affairs of the Parent, the Borrower, the other Loan Parties, the other Subsidiaries and other Persons, its review of the Loan Documents, the legal opinions required to be delivered to it hereunder, the advice of its own counsel and such other documents and information as it has deemed appropriate, made its own credit and legal analysis and decision to enter into this Agreement and the transactions contemplated hereby. Each Lender also acknowledges that it will, independently and without reliance upon the Agent, any other Lender or counsel to the Agent or any of their respective officers, directors, employees and agents, and based on such review, advice, documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under the Loan Documents. The Agent shall not be required to keep itself informed as to the performance or observance by the Parent, the Borrower or any other Loan Party of the Loan Documents or any other document referred to or provided for therein or to inspect the properties or books of, or make any other investigation of, the Parent, the Borrower, any other Loan Party or any other Subsidiary. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Agent under this Agreement or any of the other Loan Documents, the Agent shall have no duty or responsibility to provide any Lender with any credit or other information concerning the business, operations, property, financial and other condition or creditworthiness of the Parent, the Borrower, any other Loan Party or any other Affiliate thereof which may come into possession of the Agent or any of its officers, directors, employees, agents, attorneys-in-fact or other Affiliates. Each Lender acknowledges that the Agent's legal counsel in connection with the transactions contemplated by this Agreement is only acting as counsel to the Agent and is not acting as counsel to such Lender.

Section 12.7.  Indemnification of Agent.
     Regardless of whether the transactions contemplated by this Agreement and the other Loan Documents are consummated, each Lender agrees to indemnify the Agent (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so) pro rata in accordance with such Lender's respective Commitment Percentage, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may at any time be imposed on, incurred by, or asserted against the Agent (in its capacity as Agent but not as a "Lender") in any way relating to or arising out of the Loan Documents, any transaction contemplated hereby or thereby or any action taken or omitted by the Agent under the Loan Documents (collectively, "Indemnifiable Amounts"); provided, however, that no Lender shall be liable for any portion of such Indemnifiable Amounts to the extent resulting from the Agent's gross negligence or willful misconduct as determined by a court of competent jurisdiction in a final, non-appealable judgment; provided, however, that no action taken in accordance with the directions of the Requisite Lenders (or all of the Lenders if expressly required hereunder) shall be deemed to constitute gross negligence or willful misconduct for purposes of this Section. Without limiting the generality of the foregoing, each Lender agrees to reimburse the Agent (to the extent not reimbursed by the Borrower and without limiting the obligation of the Borrower to do so) promptly upon demand for its ratable share of any expenses (including the reasonable fees and expenses of the counsel to the Agent) incurred by the Agent in connection with the preparation, negotiation, execution, administration, or enforcement (whether through negotiations, legal proceedings, or otherwise) of, or legal advice with respect to the rights or responsibilities of the parties under, the Loan Documents, any suit or action brought by the Agent to enforce the terms of the Loan Documents and/or collect any Obligations, any "lender liability" suit or claim brought against the Agent and/or the Lenders, and any claim or suit brought against the Agent and/or the Lenders arising under any Environmental Laws. Such expenses (including counsel fees) shall be advanced by the Lenders on the request of the Agent notwithstanding any claim or assertion that the Agent is not entitled to indemnification hereunder upon receipt of an undertaking by the Agent that the Agent will reimburse the Lenders if it is actually and finally determined by a court of competent jurisdiction that the Agent is not so entitled to indemnification. The agreements in this Section shall survive the payment of the Advances and all other amounts payable hereunder or under the other Loan Documents and the termination of this Agreement. If the Borrower shall reimburse the Agent for any Indemnifiable Amount following payment by any Lender to the Agent in respect of such Indemnifiable Amount pursuant to this Section, the Agent shall share such reimbursement on a ratable basis with each Lender making any such payment.


Section 12.8.  Collateral Matters; Protective Advances.
     (a) Each Lender hereby authorizes the Agent, without the necessity of any notice to or further consent from any Lender, while no Event of Default exists, to take any action with respect to any Collateral or Loan Documents which may be necessary to perfect and maintain perfected the Liens upon the Collateral granted pursuant to any of the Loan Documents.

     (b) The Lenders hereby authorize the Agent, at its option and in its discretion, to release any Lien granted to or held by the Agent upon any Collateral (i) upon termination of the Commitments and indefeasible payment and satisfaction in full of all of the Obligations; and (ii) as expressly permitted by, but only in accordance with, the terms of the applicable Loan Document, including without limitation, pursuant to Section 4.2. Upon request by the Agent at any time, the Lenders will confirm in writing the Agent's authority to release particular types or items of Collateral pursuant to this Section.

     (c) Upon any sale and transfer of Collateral which is expressly permitted pursuant to the terms of this Agreement, and upon at least 5 Business Days' prior written request by the Borrower, the Agent shall (and is hereby irrevocably authorized by the Lenders to) execute such documents as may be necessary to evidence the release of the Liens granted to the Agent for the benefit of the Lenders herein or pursuant hereto upon the Collateral that was sold or transferred; provided, however, that (i) the Agent shall not be required to execute any such document on terms which, in the Agent's opinion, would expose the Agent to liability or create any obligation or entail any consequence other than the release of such Liens without recourse or warranty and (ii) such release shall not in any manner discharge, affect or impair the Obligations or any Liens upon (or obligations of the Parent, the Borrower or any other Loan Party in respect of) all interests retained by the Parent, the Borrower or any other Loan Party, including (without limitation) the proceeds of such sale or transfer, all of which shall continue to constitute part of the Collateral. In the event of any sale or transfer of Collateral, or any foreclosure with respect to any of the Collateral, the Agent shall be authorized to deduct all of the expenses reasonably incurred by the Agent from the proceeds of any such sale, transfer or foreclosure.

     (d) The Agent shall have no obligation whatsoever to the Lenders or to any other Person to assure that the Collateral exists or is owned by the Borrower, any other Loan Party or any other Subsidiary or is cared for, protected or insured or that the Liens granted to the Agent herein or pursuant hereto have been properly or sufficiently or lawfully created, perfected, protected or enforced or are entitled to any particular priority, or to exercise or to continue exercising at all or in any manner or under any duty of care, disclosure or fidelity any of the rights, authorities and powers granted or available to the Agent in this Section or in any of the Loan Documents, it being understood and agreed that in respect of the Collateral, or any act, omission or event related thereto, the Agent may act in any manner it may deem appropriate, in its sole discretion, given the Agent's own interest in the Collateral as one of the Lenders and that the Agent shall have no duty or liability whatsoever to the Lenders, except to the extent resulting from its gross negligence or willful misconduct.

     (e) The Agent may make, and shall be reimbursed by the Lenders (in accordance with their Commitment Percentages) to the extent not reimbursed by the Borrower for, Protective Advances during any one calendar year with respect to each Property that is Collateral up to the sum of (i) amounts expended to pay real estate taxes, assessments and governmental charges or levies imposed upon such Property; (ii) amounts expended to pay insurance premiums for policies of insurance related to such Property; and (iii) $500,000. Protective Advances in excess of said sum during any calendar year for any Property that is Collateral shall require the consent of the Requisite Lenders. The Borrower agrees to pay on demand all Protective Advances.


Section 12.9.  Post-Foreclosure Plans.
     If all or any portion of the Collateral is acquired by the Agent or a nominee or Subsidiary of the Agent or affiliate of the Agent as a result of a foreclosure or the acceptance of a deed or assignment in lieu of foreclosure, or is retained in satisfaction of all or any part of the Obligations, the title to any such Collateral, or any portion thereof, shall be held in the name of the Agent or a nominee or Subsidiary of the Agent or affiliate of the Agent, as agent, for the ratable benefit of all Lenders. The Agent shall prepare a recommended course of action for such Collateral (a "Post-Foreclosure Plan"), which shall be subject to the approval of the Requisite Lenders. In accordance with the approved Post-Foreclosure Plan, the Agent shall manage, operate, repair, administer, complete, construct, restore or otherwise deal with the Collateral acquired, and shall administer all transactions relating thereto, including, without limitation, employing a management agent, leasing agent and other agents, contractors and employees, including agents for the sale of such Collateral, and the collecting of rents and other sums from such Collateral and paying the expenses of such Collateral. Actions taken by the Agent with respect to the Collateral, which are not specifically provided for in the approved Post-Foreclosure Plan or reasonably incidental thereto, shall require the written consent of the Requisite Lenders by way of supplement to such Post-Foreclosure Plan. Upon demand therefor from time to time, each Lender will contribute its share (based on its Commitment Percentage) of all reasonable costs and expenses incurred by the Agent pursuant to the approved Post-Foreclosure Plan in connection with the construction, operation, management, maintenance, leasing and sale of such Collateral. In addition, the Agent shall render or cause to be rendered to each Lender, on a monthly basis, an income and expense statement for such Collateral, and each Lender shall promptly contribute its Commitment Percentage of any operating loss for such Collateral, and such other expenses and operating reserves as the Agent shall deem reasonably necessary pursuant to and in accordance with the approved

Post-Foreclosure Plan. To the extent there is net operating income from such Collateral, the Agent shall, in accordance with the approved Post-Foreclosure Plan, determine the amount and timing of distributions to the Lenders. All such distributions shall be made to the Lenders in accordance with their respective Commitment Percentages. The Lenders acknowledge and agree that if title to any Collateral is obtained by the Agent or its nominee, such Collateral will not be held as a permanent investment but will be liquidated as soon as practicable. The Agent shall undertake to sell such Collateral, at such price and upon such terms and conditions as the Requisite Lenders reasonably shall determine to be most advantageous to the Lenders. Any purchase money mortgage or deed of trust taken in connection with the disposition of such Collateral in accordance with the immediately preceding sentence shall name the Agent, as agent for the Lenders, as the beneficiary or mortgagee. In such case, the Agent and the Lenders shall enter into an agreement with respect to such purchase money mortgage or deed of trust defining the rights of the Lenders in the same Commitment Percentages as provided hereunder, which agreement shall be in all material respects similar to this Article insofar as the same is appropriate or applicable.


Section 12.10.  Successor Agent.
     The Agent may resign at any time as Agent under the Loan Documents by giving notice thereof to the Lenders and the Borrower. In the event of a material breach of its duties hereunder, the Agent may be removed as Agent under the Loan Documents at any time by all of the Lenders (other than the Lender then acting as Agent) and the Borrower upon 30-day's prior notice. Upon any such resignation or removal, the Requisite Lenders (which, in the case of the removal of the Agent as provided in the immediately preceding sentence, shall be determined without regard to the Commitment of the Lender then acting as Agent) shall have the right to appoint a successor Agent which appointment shall, provided no Default or Event of Default exists, be subject to the Borrower's approval, which approval shall not be unreasonably withheld or delayed. If no successor Agent shall have been so appointed in accordance with the immediately preceding sentence, and shall have accepted such appointment, within 30 days after the current Agent's giving of notice of resignation or the Lender's removal of the current Agent, then the current Agent may, on behalf of the Lenders, appoint a successor Agent, which shall be a Lender, if any Lender shall be willing to serve, and otherwise shall be an Eligible Assignee. Upon the acceptance of any appointment as Agent hereunder by a successor Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the current Agent, and the current Agent shall be discharged from its duties and obligations under the Loan Documents. After any Agent's resignation or removal hereunder as Agent, the provisions of this Article XII. shall continue to inure to its benefit as to any actions taken or omitted to be taken by it while it was Agent under the Loan Documents. Notwithstanding anything contained herein to the contrary, the Agent may assign its rights and duties under the Loan Documents to any of its affiliates by giving the Borrower and each Lender prior notice.


Section 12.11.  Titled Agents.
     Each of the Syndication Agent and the Documentation Agents (each a "Titled Agent") in each such respective capacity, assumes no responsibility or obligation hereunder, including, without limitation, for servicing, enforcement or collection of any of the Advances, nor any duties as an agent hereunder for the Lenders. The titles given to the Titled Agents are solely honorific and imply no fiduciary responsibility on the part of the Titled Agents to the Agent, any Lender, the Parent, the Borrower or any other Loan Party and the use of such titles does not impose on the Titled Agents any duties or obligations greater than those of any other Lender or entitle the Titled Agents to any rights other than those to which any other Lender is entitled.

(13) Article XIII. Miscellaneous

Section 13.1.  Notices.
     Unless otherwise provided herein, all notices and other communications provided for hereunder shall be in writing and shall be mailed, telecopied or delivered as follows:

         If to the Borrower:

                  CBL & Associates Limited Partnership
                  c/o CBL & Associates Properties, Inc.
                  2030 Hamilton Place Blvd., Suite 500
                  Chattanooga, Tennessee 37421-6000
                  Attention:  Chief Financial Officer
                  Telecopy Number:  (423) 490-8390
                  Telephone Number: (423) 855-0001

              with an informational copy to:

                  CBL & Associates Limited Partnership
                  c/o CBL & Associates Properties, Inc.
                  2030 Hamilton Place Blvd., Suite 500
                  Chattanooga, Tennessee 37421-6000
                  Attention:  Finance Counsel
                  Telecopy Number:  (423) 490-8390
                  Telephone Number: (423) 855-0001


_________If to the Agent or a Lender:

                  To the Agent's or such Lender's address or telecopy number, as applicable, set forth on its signature page hereto or in the applicable Assignment and Assumption Agreement.

or, as to each party at such other address as shall be designated by such party in a written notice to the other parties delivered in compliance with this Section; provided, a Lender shall only be required to give notice of any such other address to the Agent and the Borrower. All such notices and other communications shall be effective (i) if mailed, when received; (ii) if telecopied, upon confirmation of transmission; (iii) if hand delivered, when delivered and (iv) if by overnight courier service, when delivered. Notwithstanding the immediately preceding sentence, all notices or communications to the Agent or any Lender under Articles II. and IV. shall be effective only when actually received. Neither the Agent nor any Lender shall incur any liability to the Parent, the Borrower or any other Loan Party (nor shall the Agent incur any liability to the Lenders) for acting upon any notice referred to in this Agreement which the Agent or such Lender, as the case may be, believes in good faith to have been given by a Person authorized to deliver such notice or for otherwise acting in good faith hereunder. In addition to the Agent's Lending Office, the Borrower shall send copies of the notices described in Article II. to the following address of the Agent:

         Wells Fargo Bank, National Association
         Disbursement and Operations Center
         2120 East Park Place, Suite 100
         El Segundo, California  90245
         Attention:  Disbursement Administrator
         Telecopy Number:  (310) 615-1016
         Telephone Number: (310) 335-9460


Section 13.2.  Expenses.
     The  Borrower  agrees  (a) to pay or  reimburse  the  Agent  for all of the
Agent's reasonable costs and expenses incurred in connection with the preparation, negotiation and execution of, and any amendment, supplement or modification to, any of the Loan Documents (including due diligence expense and reasonable travel expenses related to closing), and the consummation of the transactions contemplated thereby, including the reasonable fees and disbursements of counsel to the Agent and all third party costs and expenses incurred by the Agent in connection with the review of Properties for inclusion in calculations of the Borrowing Base and the Agent's other activities under
Article IV., including the cost of all Appraisals (except for Appraisals ordered under Section 4.3.(b)(ii), 4.3.(b)(iii) or 4.3.(d)), structural, environmental and engineering reports, title insurance and the reasonable fees and disbursements of counsel to the Agent relating to all such activities, provided the Borrower shall not be required to pay or reimburse the Agent for expenses incurred by the Agent in connection with its review of any such Appraisal or any environmental, structural or engineering report, (b) to pay or reimburse the Agent and the Lenders for all their reasonable costs and expenses incurred in connection with the enforcement or preservation of any rights under the Loan Documents, including the reasonable fees and disbursements of counsel retained by the Agent and of one law firm retained by the Lenders, and any payments in indemnification or otherwise payable by the Lenders to the Agent pursuant to the Loan Documents, (c) to pay, and indemnify and hold harmless the Agent and the Lenders from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any failure to pay or delay in paying, documentary, stamp, intangible, excise and other similar taxes, if any, which may be payable or determined to be payable in connection with the execution, delivery, recording or enforcement of any of the Loan Documents, the perfection of any Lien purported to be granted under any Loan Document, or consummation of any amendment, supplement or modification of, or any waiver or consent under or in respect of, any Loan Document, and (d) to the extent not already covered by any of the preceding subsections, to pay the reasonable fees and disbursements of counsel to the Agent and any Lender incurred in connection with the representation of the Agent or such Lender in any matter relating to or arising out of any bankruptcy or other proceeding of the type described in Sections 11.1.(e) or 11.1.(f), including, without limitation (i) any motion for relief from any stay or similar order, (ii) the negotiation, preparation, execution and delivery of any document relating to the Obligations and (iii) the negotiation and preparation of any debtor-in-possession financing or any plan of reorganization of the Parent, the Borrower or any other Loan Party, whether proposed by the Parent, the Borrower, such Loan Party, the Lenders or any other Person, and whether such fees and expenses are incurred prior to, during or after the commencement of such proceeding or the confirmation or conclusion of any such proceeding.


Section 13.3.  Setoff.
     Each Lender hereby waives any right of set-off against the Obligations it has with respect to any deposit account of the Borrower or any other Loan Party maintained with such Lender or any other account or property of the Borrower or any other Loan Party held by such Lender other than the Collateral; provided however, that this waiver is not intended, and shall not be deemed, to waive any right of set-off (a) any Lender has with respect to any account required to be maintained pursuant to this Agreement or any other Loan Document or (b) arising other than pursuant to this Agreement, the Collateral Documents or the other Loan Documents.

Section 13.4.  Litigation; Jurisdiction; Other Matters; Waivers.
     (a)______EACH PARTY HERETO ACKNOWLEDGES THAT ANY DISPUTE OR CONTROVERSY BETWEEN OR AMONG THE BORROWER, THE PARENT, THE AGENT OR ANY OF THE LENDERS WOULD BE BASED ON DIFFICULT AND COMPLEX ISSUES OF LAW AND FACT AND WOULD RESULT IN DELAY AND EXPENSE TO THE PARTIES. ACCORDINGLY, TO THE EXTENT PERMITTED BY APPLICABLE LAW, EACH OF THE LENDERS, THE AGENT, THE BORROWER AND THE PARENT HEREBY WAIVES ITS RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT OR TRIBUNAL IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST ANY PARTY HERETO ARISING OUT OF THIS AGREEMENT, THE NOTES, OR ANY OTHER LOAN DOCUMENT OR IN CONNECTION WITH ANY COLLATERAL OR ANY LIEN THEREIN OR BY REASON OF ANY OTHER SUIT, CAUSE OF ACTION OR DISPUTE WHATSOEVER BETWEEN OR AMONG THE BORROWER, THE PARENT, THE AGENT OR ANY OF THE LENDERS OF ANY KIND OR NATURE.

     (b)______EACH OF THE BORROWER, THE PARENT, THE AGENT AND EACH LENDER HEREBY AGREES THAT THE FEDERAL DISTRICT COURT OF THE NORTHERN DISTRICT OF GEORGIA OR, AT THE OPTION OF THE AGENT, ANY STATE COURT LOCATED IN FULTON COUNTY, GEORGIA, SHALL HAVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG THE BORROWER, THE PARENT, THE AGENT OR ANY OF THE LENDERS, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT, THE ADVANCES AND LETTERS OF CREDIT, THE NOTES OR ANY OTHER LOAN DOCUMENT OR TO ANY MATTER ARISING HEREFROM OR THEREFROM OR THE COLLATERAL. THE BORROWER, THE PARENT, THE AGENT AND EACH OF THE LENDERS EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. EACH PARTY FURTHER WAIVES ANY OBJECTION THAT IT MAY NOW OR HEREAFTER HAVE TO THE VENUE OF ANY SUCH ACTION OR PROCEEDING IN ANY SUCH COURT OR THAT SUCH ACTION OR PROCEEDING WAS BROUGHT IN AN INCONVENIENT FORUM AND EACH AGREES NOT TO PLEAD OR CLAIM THE SAME. THE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE BRINGING OF ANY ACTION BY THE AGENT OR ANY LENDER OR THE ENFORCEMENT BY THE AGENT OR ANY LENDER OF ANY JUDGMENT OBTAINED IN SUCH FORUM IN ANY OTHER APPROPRIATE JURISDICTION.

     (c)______THE PROVISIONS OF THIS SECTION HAVE BEEN CONSIDERED BY EACH PARTY WITH THE ADVICE OF COUNSEL AND WITH A FULL UNDERSTANDING OF THE LEGAL CONSEQUENCES THEREOF, AND SHALL SURVIVE THE PAYMENT OF THE ADVANCES AND ALL OTHER AMOUNTS PAYABLE HEREUNDER OR UNDER THE OTHER LOAN DOCUMENTS, THE TERMINATION OR EXPIRATION OF ALL LETTERS OF CREDIT AND THE TERMINATION OF THIS AGREEMENT.


Section 13.5.  Successors and Assigns.
     (a)______Generally. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Borrower may not assign or otherwise transfer any of is rights under this Agreement without the prior written consent of all the Lenders (and any such assignment or transfer to which all of the Lenders have not consented shall be void).

     (b)______Participations. Any Lender may at any time grant to an affiliate of such Lender, or one or more banks or other financial institutions (each a "Participant" ) participating interests in its Commitment or the Obligations owing to such Lender. Except as otherwise provided in Section 13.3., no Participant shall have any rights or benefits under this Agreement or any other Loan Document. In the event of any such grant by a Lender of a participating interest to a Participant, such Lender shall remain responsible for the performance of its obligations hereunder, and the Borrower and the Agent shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement. Any agreement pursuant to which any Lender may grant such a participating interest shall provide that such Lender shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided however, such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase such Lender's Commitment, (ii) extend the date fixed for the payment of principal on the Advances or portions thereof owing to such Lender, or (iii) reduce the rate at which interest is payable thereon. An assignment or other transfer which is not permitted by subsection (c) or (d) below shall be given effect for purposes of this Agreement only to the extent of a participating interest granted in accordance with this subsection (b).

     (c)Assignments. Any Lender may with the prior written consent of the Agent and the Borrower (which consent in each case, shall not be unreasonably withheld) at any time assign to one or more Eligible Assignees (each an "Assignee") all or a portion of its rights and obligations under this Agreement and the Notes; provided, however, (i) no such consent by the Borrower shall be required (x) if a Default or Event of Default shall exist or (y) in the case of an assignment to another Lender or an affiliate of another Lender; (ii) any partial assignment shall be in an amount at least equal to $10,000,000 and after giving effect to such assignment the assigning Lender retains a Commitment, or if the Commitments have been terminated, holds Notes having an aggregate outstanding principal balance, of at least $10,000,000, (iii) each such assignment shall be effected by means of an Assignment and Assumption Agreement; and (iv) so long as the Commitments remain in effect, after giving effect to any such assignment by the Lender then acting as the Agent, the Lender then acting as Agent shall retain a Commitment greater than or equal to the Commitment of each other Lender as of the Effective Date unless the Requisite Lenders consent otherwise (which consent shall not be unreasonably withheld or delayed). Upon execution and delivery of such instrument and payment by such Assignee to such transferor Lender of an amount equal to the purchase price agreed between such transferor Lender and such Assignee, such Assignee shall be deemed to be a Lender party to this Agreement and shall have all the rights and obligations of a Lender with a Commitment as set forth in such Assignment and Assumption Agreement, and the transferor Lender shall be released from its obligations hereunder to a corresponding extent, and no further consent or action by any party shall be required. Upon the consummation of any assignment pursuant to this subsection (c), the transferor Lender, the Agent and the Borrower shall make appropriate arrangement so the new Notes are issued to the Assignee and such transferor Lender, as appropriate. In connection with any such assignment, the transferor Lender shall pay to the Agent an administrative fee for processing such assignment in the amount of $3,500. Anything in this Section to the contrary notwithstanding, no Lender may assign or participate any interest in any Advance held by it hereunder to the Borrower, or any of its respective affiliates or Subsidiaries.

     (d) Federal Reserve Bank Assignments. In addition to the assignments and participations permitted under the foregoing provisions of this Section, and without the need to comply with any of the formal or procedural requirements of this Section, any Lender may at any time and from time to time, pledge and assign all or any portion of its rights under all or any of the Loan Documents to a Federal Reserve Bank; provided that no such pledge of assignment shall release such Lender from its obligation thereunder. To facilitate any such pledge or assignment, Agent shall, at the request of such Lender, enter into a letter agreement with the Federal Reserve Bank in, or substantially in, the form of the exhibit to Appendix C to the Federal Reserve Bank of New York Operating Circular No 10, as amended from time to time. No such pledge or assignment shall release the assigning Lender from its obligations hereunder.

     (e) Information to Assignee, Etc. A Lender may furnish any information concerning the Parent, the Borrower, any Subsidiary or any other Loan Party in the possession of such Lender from time to time to Assignees and Participants (including prospective Assignees and Participants).


Section 13.6.  Amendments and Waivers.
     (a) Generally.  Except as otherwise  expressly  provided in this Agreement,
(i) any consent or approval required or permitted by this Agreement or in any Loan Document to be given by the Lenders may be given, (ii) any term of this Agreement or of any other Loan Document (other than any fee letter solely between the Borrower and the Agent) may be amended, (iii) the performance or observance by the Parent, the Borrower or any other Loan Party of any terms of this Agreement or such other Loan Document (other than any fee letter solely between the Borrower and the Agent) may be waived, and (iv) the continuance of any Default or Event of Default may be waived (either generally or in a particular instance and either retroactively or prospectively) with, but only with, the written consent of the Requisite Lenders (or the Agent at the written direction of the Requisite Lenders), and, in the case of an amendment to any Loan Document, the written consent of each Loan Party which is party thereto.

     (b) Unanimous Consent. Notwithstanding the foregoing, no amendment, waiver or consent shall, unless in writing, and signed by all of the Lenders (or the Agent at the written direction of the Lenders), do any of the following:

                  (i) increase the Commitments of the Lenders (excluding any increase as a result of an assignment of Commitments permitted under
         Section 13.5. or any increase of a Lender's Commitment effected in accordance with Section 2.11.), or subject the Lenders to any additional obligations;

                  (ii) reduce the principal of, or interest rates that have accrued or that will be charged on the outstanding principal amount of, any Advances or other Obligations;

                  (iii) reduce the amount of any Fees payable to the Lenders hereunder; provided, however, the Agent shall be authorized on behalf of all the Lenders, without the necessity of any notice to, or further consent from, any Lender, to waive the imposition of the late fees provided in Section 2.8., up to a maximum of 2 times per calendar year;

                  (iv) postpone any date fixed for any payment of principal of, or interest on, any Advances or for the payment of Fees or any other Obligations;

                  (v) change the Commitment Percentages (excluding any change as a result of an assignment of Commitments permitted under Section 13.5. or an increase of Commitments effected pursuant to Section 2.11.);

                  (vi) amend this Section or amend the definitions of the terms used in this Agreement or the other Loan Documents insofar as such definitions affect the substance of this Section;

                  (vii) modify the definition of the term "Requisite Lenders" or modify in any other manner the number or percentage of the Lenders required to make any determinations or waive any rights hereunder or to modify any provision hereof;

                  (viii) modify the definition of the terms "Appraised Value," "Borrowing Base," "Eligible Property" and "Permanent Loan Estimate";

                  (ix) release any Guarantor from its obligations under the Guaranty to which it is a party except as contemplated under Section
         4.2. or release the Parent from its obligations under the Parent Guaranty;

                  (x) waive a Default or Event of Default under Section
         11.1.(a);

                  (xi) amend Section 10.1.(b) or modify the definition of the terms "Adjusted Asset Value," "Gross Asset Value" and "Total Liabilities"; or

                  (x) release or dispose of any Collateral unless released or disposed of as permitted by, and in accordance with, Section 12.8. or
         Section 4.2.

     (c) Amendment of Duties of Agent or Swingline Lender. No amendment, waiver or consent unless in writing and signed by the Agent, in addition to the Lenders required hereinabove to take such action, shall affect the rights or duties of the Agent under this Agreement or any of the other Loan Documents. Any amendment, waiver or consent relating to Section 2.3. or the obligations of the Swingline Lender under this Agreement or any other Loan Document shall, in addition to the Lenders required hereinabove to take such action, require the written consent of the Swingline Lender.

     (d) Amendments and Waivers Generally. No waiver shall extend to or affect any obligation not expressly waived or impair any right consequent thereon and any amendment, waiver or consent shall be effective only in the specific instance and for the specific purpose set forth therein. No course of dealing or delay or omission on the part of the Agent or any Lender in exercising any right shall operate as a waiver thereof or otherwise be prejudicial thereto. Any Event of Default occurring hereunder shall continue to exist until such time as such Event of Default is waived in writing in accordance with the terms of this Section, notwithstanding any attempted cure or other action by the Parent, the Borrower, any other Loan Party or any other Person subsequent to the occurrence of such Event of Default. Except as otherwise explicitly provided for herein or in any other Loan Document, no notice to or demand upon the Borrower shall entitle the Borrower to other or further notice or demand in similar or other circumstances.


Section 13.7.  Nonliability of Agent and Lenders.
     The relationship between the Borrower, on the one hand, and the Lenders and the Agent, on the other hand, shall be solely that of borrower and lender. Neither the Agent nor any Lender shall have any fiduciary responsibilities to the Borrower and no provision in this Agreement or in any of the other Loan Documents, and no course of dealing between or among any of the parties hereto, shall be deemed to create any fiduciary duty owing by the Agent or any Lender to any Lender, the Parent, the Borrower, any Subsidiary or any other Loan Party. Neither the Agent nor any Lender undertakes any responsibility to the Borrower or the Parent to review or inform the Borrower or the Parent of any matter in connection with any phase of the business or operations of the Borrower, the Parent or any of their respective Subsidiaries or Affiliates.


Section 13.8.  Confidentiality.
     Except as otherwise provided by Applicable Law, the Agent and each Lender shall utilize all non-public information obtained pursuant to the requirements of this Agreement which has been identified as confidential or proprietary by the Borrower or the Parent in accordance with its customary procedure for handling confidential information of this nature and in accordance with safe and sound banking practices but in any event may make disclosure: (a) to any of their respective affiliates (provided any such affiliate shall agree to keep such information confidential in accordance with the terms of this Section); (b) as reasonably requested by any bona fide Assignee, Participant or other transferee in connection with the contemplated transfer of any Commitment, Advance or participations therein as permitted hereunder (provided they shall agree to keep such information confidential in accordance with the terms of this Section); (c) as required or requested by any Governmental Authority or representative thereof or pursuant to legal process or in connection with any legal proceedings; (d) to the Agent's or such Lender's independent auditors and other professional advisors (provided they shall be notified of the confidential nature of the information); (e) if an Event of Default exists, to any other Person, in connection with the exercise by the Agent or the Lenders of rights hereunder or under any of the other Loan Documents; and (f) to the extent such information (x) becomes publicly available other than as a result of a breach of this Section or (y) becomes available to the Agent or any Lender on a nonconfidential basis from a source other than the Borrower or any Affiliate.


Section 13.9.  Indemnification.
     (a) The Borrower shall and hereby agrees to indemnify, defend and hold harmless the Agent, any affiliate of the Agent and each of the Lenders and their respective directors, officers, agents, employees and counsel (each referred to herein as an "Indemnified Party") from and against any and all losses, costs, claims, damages, liabilities, deficiencies, judgments or expenses of every kind and nature (including, without limitation, amounts paid in settlement, court costs and the fees and disbursements of counsel incurred in connection with any litigation, investigation, claim or proceeding or any advice rendered in connection therewith, but excluding losses, costs, claims, damages, liabilities, deficiencies, judgments or expenses indemnification in respect of which is specifically covered by Section 3.9. or 5.1. or expressly excluded from the coverage of such Sections) incurred by an Indemnified Party in connection with, arising out of, or by reason of, any suit, cause of action, claim, arbitration, investigation or settlement, consent decree or other proceeding (the foregoing referred to herein as an "Indemnity Proceeding") which is in any way related to:
(i) this Agreement or any other Loan Document (including without limitation, the Existing Debt Assignment Agreements) or the transactions contemplated thereby;
(ii) the making of any  Advances  or  issuance  of Letters of Credit  hereunder;
(iii) any actual or proposed use by the Borrower of the proceeds of the Advances or Letters of Credit; (iv) the Agent's or any Lender's entering into this Agreement; (v) the fact that the Agent and the Lenders have established the credit facility evidenced hereby in favor of the Borrower; (vi) the fact that the Agent and the Lenders are creditors of the Borrower and have or are alleged to have information regarding the financial condition, strategic plans or business operations of the Borrower and the Subsidiaries; (vii) the fact that the Agent and the Lenders are material creditors of the Borrower and are alleged to influence directly or indirectly the business decisions or affairs of the Borrower and the Subsidiaries or their financial condition; (viii) the exercise of any right or remedy the Agent or the Lenders may have under this Agreement or the other Loan Documents including, but not limited to, the foreclosure upon, or seizure of, any Collateral or the exercise of any other rights of a secured party; provided, however, that the Borrower shall not be obligated to indemnify any Indemnified Party as set forth above for any acts or omissions of such Indemnified Party in connection with matters described in this clause (viii) that constitute gross negligence or willful misconduct; or (ix) any violation or non-compliance by the Borrower or any Subsidiary of any Applicable Law (including any Environmental Law) including, but not limited to, any Indemnity Proceeding commenced by (A) the Internal Revenue Service or state taxing authority or (B) any Governmental Authority or other Person under any Environmental Law, including any Indemnity Proceeding commenced by a Governmental Authority or other Person seeking remedial or other action to cause the Borrower or its Subsidiaries (or its respective properties) (or the Agent and/or the Lenders as successors to the Borrower) to be in compliance with such Environmental Laws.

     (b) The Borrower's indemnification obligations under this Section shall apply to all Indemnity Proceedings arising out of, or related to, the foregoing whether or not an Indemnified Party is a named party in such Indemnity Proceeding. In this connection, this indemnification shall cover all reasonable costs and expenses of any Indemnified Party in connection with any deposition of any Indemnified Party or compliance with any subpoena (including any subpoena requesting the production of documents). This indemnification shall, among other things, apply to any Indemnity Proceeding commenced by other creditors of the Borrower or any Subsidiary, any shareholder of the Borrower or any Subsidiary (whether such shareholder(s) are prosecuting such Indemnity Proceeding in their individual capacity or derivatively on behalf of the Borrower), any account debtor of the Borrower or any Subsidiary or by any Governmental Authority.

     (c) This indemnification shall apply to any Indemnity Proceeding arising during the pendency of any bankruptcy proceeding filed by or against the Borrower and/or any Subsidiary.

     (d) An Indemnified Party may conduct its own investigation and defense of, and may formulate its own strategy with respect to, any Indemnity Proceeding covered by this Section and, as provided above, all costs and expenses incurred by such Indemnified Party shall be reimbursed by the Borrower. No action taken by legal counsel chosen by an Indemnified Party in investigating or defending against any such Indemnity Proceeding shall vitiate or in any way impair the obligations and duties of the Borrower hereunder to indemnify and hold harmless each such Indemnified Party; provided, however, that (i) if the Borrower is required to indemnify an Indemnified Party pursuant hereto and (ii) the Borrower has provided evidence reasonably satisfactory to such Indemnified Party that the Borrower has the financial wherewithal to reimburse such Indemnified Party for any amount paid by such Indemnified Party with respect to such Indemnity Proceeding, such Indemnified Party shall not settle or compromise any such Indemnity Proceeding without the prior written consent of the Borrower (which consent shall not be unreasonably withheld or delayed).

     (e) If and to the extent that the obligations of the Borrower hereunder are unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations which is permissible under Applicable Law.

     (f) Subject to the immediately following Section 13.10., the Borrower's obligations hereunder shall survive any termination of this Agreement and the other Loan Documents and the payment in full in cash of the Obligations, and are in addition to, and not in substitution of, any of the other obligations set forth in this Agreement or any other Loan Document to which it is a party.


Section 13.10.  Termination; Survival.
     At such time as (a) all of the Commitments have been terminated, (b) none of the Lenders is obligated any longer under this Agreement to make any Advances and (c) all Obligations (other than obligations which survive as provided in the following sentence) have been paid and satisfied in full, this Agreement shall terminate. The indemnities to which the Agent and the Lenders are entitled under the provisions of Sections 3.9., 5.1., 5.4., 12.7., 13.2. and 13.9. and any other provision of this Agreement and the other Loan Documents, and the provisions of Section 13.4., shall continue in full force and effect and shall protect the Agent and the Lenders (i) notwithstanding any termination of this Agreement, or of the other Loan Documents, against events arising after such termination as well as before but not for a period in excess of three years after the date this Agreement terminates in accordance with the preceding sentence and (ii) at all times after any such party ceases to be a party to this Agreement with respect to all matters and events existing on or prior to the date such party ceased to be a party to this Agreement but not for a period in excess of three years after any such party cease to be a party to this Agreement.

Section 13.11.  Severability of Provisions.
     Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions or affecting the validity or enforceability of such provision in any other jurisdiction.


Section 13.12.  GOVERNING LAW.
     THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF GEORGIA APPLICABLE TO CONTRACTS EXECUTED, AND TO BE FULLY PERFORMED, IN SUCH STATE.


Section 13.13.  Counterparts.
     This Agreement and any amendments, waivers, consents or supplements may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all of which counterparts together shall constitute but one and the same instrument.


Section 13.14.  Obligations with Respect to Loan Parties.
     The obligations of the Borrower to direct or prohibit the taking of certain actions by the Parent or the other Loan Parties as specified herein shall be absolute and not subject to any defense the Borrower may have that the Borrower does not control the Parent or such Loan Parties.


Section 13.15.  Independence of Covenants.
     All covenants hereunder shall be given in any jurisdiction independent effect so that if a particular action or condition is not permitted by any of such covenants, the fact that it would be permitted by an exception to, or be otherwise within the limitations of, another covenant shall not avoid the occurrence of a Default or an Event of Default if such action is taken or condition exists.


Section 13.16.  Entire Agreement.
     This Agreement, the Notes, and the other Loan Documents referred to herein embody the final, entire agreement among the parties hereto and supersede any and all prior commitments, agreements, representations, and understandings, whether written or oral, relating to the subject matter hereof and thereof and may not be contradicted or varied by evidence of prior, contemporaneous, or subsequent oral agreements or discussions of the parties hereto. There are no oral agreements among the parties hereto.


Section 13.17.  Construction; Conflict of Terms.
     The Agent, each Lender, the Borrower and the Parent acknowledge that each of them has had the benefit of legal counsel of its own choice and has been afforded an opportunity to review this Agreement and the other Loan Documents with its legal counsel and that this Agreement and the other Loan Documents shall be construed as if jointly drafted by the Agent, the Lenders, the Borrower and the Parent. In the event of a conflict between the terms and provisions of this Agreement and the terms and provisions of any of the other Loan Documents, the terms of this Agreement shall govern; provided, however, that any term or provision of any Collateral Document applicable to the Collateral shall be deemed to be supplemental to, and not in conflict with, the terms and provisions of this Agreement.

Section 13.18.  AMENDMENT, RESTATEMENT AND CONSOLIDATION; NO NOVATION.
     THE EXISTING CREDIT AGREEMENT AND THE EXISTING DEBT AGREEMENTS ARE being amended, restated AND CONSOLIDATED in THEIR entirety by this agreement for the convenience of the parties. This Agreement merely amends, modifies, restates AND CONSOLIDATES the indebtedness, liabilities and obligations evidenced by the Existing Credit Agreement, THE EXISTING DEBT AGREEMENTS and the other loan documents (as defined in the existing credit agreement) and does not constitute, and it is the express intent of the parties hereto that this Agreement does not effect, a novation of the existing indebtedness, liabilities and obligations owing by the Borrower pursuant to the Existing Credit Agreement OR THE EXISTING DEBT AGREEMENTS. All such indebtedness, liabilities and obligations continue to remain outstanding and evidenced by this agreement and the OTHER LOAN DOCUMENTS. THE AMENDMENT, RESTATEMENT AND CONSOLIDATION EFFECTED HEREBY SHALL BE DEEMED TO HAVE PROSPECTIVE APPLICATION ONLY FROM AND AFTER THE EFFECTIVE DATE, UNLESS OTHERWISE EXPRESSLY STATED HEREIN.


Section 13.19.  Limitation of Liability of Borrower's General Partner.
     Subject to the exceptions and  qualifications  described below, the General
Partner, shall not be personally liable for the payment of the Obligations. Notwithstanding the foregoing: (a) if an Event of Default occurs, nothing contained herein shall in any way prevent or hinder the Agent or the Lenders in the enforcement or foreclosure of any Lien securing any of the Obligations, or in the pursuit or enforcement of any right, remedy or judgment against the Borrower or any other Loan Party, or any of their respective assets; and (b) the General Partner shall be fully liable to the Agent and the Lenders to the same extent that the General Partner would be liable absent the foregoing provisions of this Section: (i) for fraud or willful misrepresentation by the General Partner, its Affiliates or predecessor general partner (i.e., the Parent), (to the full extent of losses suffered by the Agent or any Lender by reason of such fraud or willful misrepresentations); (ii) for the retention of any rental income or other income in excess of operating expenses and capital expenses arising with respect to any Collateral Property or any other Collateral and collected by the Borrower after the Agent has given the Borrower notice (or any Senior Officer of the Borrower has knowledge) that an Event of Default exists and, as a result of such Event of Default, the Agent and/or the Lender have elected to exercise any of their rights or remedies available to them as a result thereof (to the full extent of the rental income or other income in excess of such operating expenses and capital expenses collected by the Borrower after the giving of any such notice or obtaining of such knowledge); (iii) for the fair market value, as of the time of the giving of any notice (or obtaining of any such knowledge) referred to in the immediately preceding clause (ii), of any personalty or fixtures removed or disposed of by the Borrower (other than in accordance with the terms of the Security Deed encumbering the same) after the giving of any notice (or obtaining of any such knowledge) referred to in the immediately preceding clause (ii); and (iv) for the misapplication by the Borrower (contrary to the provisions of this Agreement or any of the other Loan Documents) of (x) any proceeds paid under any insurance policy by reason of damage, loss or destruction to any portion of the Collateral (to the full extent of such proceeds so misapplied); or (y) any proceeds or awards resulting from the condemnation of all or any part of any of the Collateral (to the full extent of such proceeds or awards so misapplied). No subsequent owner of Collateral shall be liable under the immediately preceding clause (b) for the acts and omissions of any prior owner, provided such subsequent owner and any partner therein or other party thereto is not an Affiliate of such prior owner or any partner therein or other party thereto, and further provided that the Agent and the Requisite Lenders have given their prior written approval to the transfer of such Collateral to such subsequent owner, if such approval is required under the Loan Documents.

Section 13.20.  Limited Nature of Parent's Obligations.
     THE LENDERS AND THE AGENT ACKNOWLEDGE AND AGREE THAT THE PARENT IS JOINING IN THE EXECUTION OF THIS AGREEMENT SOLELY FOR THE LIMITED PURPOSE OF BEING BOUND BY THE TERMS OF THE SECTIONS SPECIFICALLY APPLICABLE TO THE PARENT, INCLUDING SECTIONS 8.1., 8.2., 8.6., 8.10., 8.11., 10.1., 10.4., 10.7., and 10.8. OF THIS
AGREEMENT. THE PARTIES HERETO ACKNOWLEDGE AND AGREE THAT THE OCCURRENCE OF ANY DEFAULT OR EVENT OF DEFAULT UNDER THIS AGREEMENT OR OTHER LOAN DOCUMENT RESULTING FROM A BREACH BY THE PARENT OF, OR A MISREPRESENTATION BY THE PARENT UNDER OR IN ANY WAY RELATING TO, ANY OF SUCH SECTIONS SHALL NOT CREATE ANY PERSONAL LIABILITY ON THE PART OF THE PARENT FOR THE PAYMENT OF THE OBLIGATIONS. NOTHING CONTAINED IN THIS SECTION IS INTENDED TO LIMIT THE OBLIGATIONS OF THE PARENT UNDER THE PARENT GUARANTY.


Section 13.21. Limitation of Liability of Borrower's Directors, Officers, Etc. The parties hereto acknowledge and agree that no director, officer, shareholder, employee or agent of the Borrower shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, the Borrower.


Section 13.22.  Replacement of Notes.
     In the event of the loss, theft, destruction, total or partial obliteration, mutilation or inappropriate cancellation of any Note of a Lender, or the placement of any inappropriate marking upon any such Note, and in the case of any such loss, theft, destruction or total obliteration, upon delivery to the Agent on behalf of such Lender of an indemnity agreement reasonably satisfactory to and at no expense to the Borrower or, in the case of any such partial obliteration, mutilation, inappropriate cancellation or inappropriate marking, upon surrendering and cancellation of such Note to the Agent on behalf of such Lender, the Borrower will execute and deliver, in lieu thereof, a replacement Note, identical in form and substance to such Note and dated as of the date of such Note and upon such execution and delivery all references in this Agreement to Notes shall be deemed to include such replacement Note.


                         [Signatures on Following Pages]

     IN WITNESS WHEREOF, the parties hereto have caused this Sixth Amended and Restated Credit Agreement to be executed by their authorized officers all as of the day and year first above written.

                                            Borrower:

           CBL & Associates Limited Partnership

           By: CBL Holdings I, Inc., its sole general partner


                By:                  /s/ John N. Foy
                     ------------------------------------------------
                     Name:           John N. Foy
                          -----------------------------------------
                     Title:          Vice Chairman
                            ----------------------------------------



           PARENT:

           CBL & Associates Properties, Inc., solely for the limited purposes set forth in Section 13.20.


                   By:                  /s/ John N. Foy
                        ------------------------------------------------
                        Name:           John N. Foy
                             -----------------------------------------
                        Title:          Vice Chairman
                               ----------------------------------------



















                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


     Wells Fargo Bank, National Association, as Agent and as a Lender


     By:          /s/ C. Jackson Hoover
         ---------------------------------------------------
          Name:     C. Jackson Hoover
                ------------------------------------------
          Title:       Vice President
                 ------------------------------------------------

     Commitment Amount:

     $60,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            2859 Paces Ferry Road, Suite 1805
                                            Atlanta, GA  30339
                                            Attn:  Loan Administration
                                            Telecopier:  (770) 435-2262
                                            Telephone:  (770) 435-3800




















                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


     U.S. BANK NATIONAL ASSOCIATION


     By:          /s/ Michael A. Raarup
          --------------------------------------------------
          Name:     Michael A. Rarrup
                ------------------------------------------
          Title:       Vice President
                 ------------------------------------------------

     Commitment Amount:

     $50,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            400 City Center Complex Credits
                                            Oshkosh, WI  54901
                                            Attn:  Brian Wloszcynski
                                            Telecopier:       (920) 237-7993
                                            Telephone:        (920) 237-7534





















                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


               COMMERZBANK AG, New York and Grand Cayman Branches


    By:              /s/ Steve Rosamilia
        ----------------------------------------------------
         Name:         Steve Rosamilia
               -------------------------------------------
         Title:          Vice President
                 ----------------------------------------------



    By:               /s/ Marcus Perry
        -----------------------------------------------------
          Name:         Marcus Perry
                 ------------------------------------------
          Title:      Assistant Vice President
                    ------------------------------------

    Commitment Amount:

    $35,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            2 World Financial Center
                                            New York, NY  10281
                                            Attn:  Massimo Ippolito
                                            Telecopier:       (212) 266-7707
                                            Telephone:        (212) 266-7772















                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


   WACHOVIA BANK, NATIONAL ASSOCIATION


   By:              /s/ Rex Rudy
         -----------------------------------------------------
        Name:         Rex Rudy
               ---------------------------------------------
        Title:           Director
                  -----------------------------------------------

   Commitment Amount:

   $35,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            201 S. College St. 8th Floor
                                            Charlotte, NC  28288
                                            Attn:  Rex E. Rudy, Director
                                            Telecopier:       (704) 383-7989
                                            Telephone:        (704) 383-5398

























                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


    KEYBANK NATIONAL ASSOCIATION


    By:               /s/ Ashley Smith Reiser
          ------------------------------------------------
         Name:         Ashley Smith Reiser
                ----------------------------------------
         Title:           Vice President
                   --------------------------------------------

    Commitment Amount:

    $25,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            KBNA 127 Public Sq. OH-01-27-0839
                                            Cleveland, OH  44114
                                            Attn:  R. J. Quinn
                                            Telecopier:       (216) 689-4721
                                            Telephone:        (216) 689-3236























                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


     PNC BANK, NATIONAL ASSOCIATION


     By:               /s/ Wayne P. Robertson
          ------------------------------------------------
          Name:           Wayne P. Robertson
                 ---------------------------------------
          Title:             Senior Vice President
                    ----------------------------------------

     Commitment Amount:

    $25,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            One PNC Plaza, 19th Floor
                                            249 Fifth Avenue
                                            Mail Stop P1-POPP-19-2
                                            Pittsburgh, PA  15222-2707
                                            Attn:  Carrie McDonough
                                            Telecopier:       (412) 768-5754
                                            Telephone:        (412) 768-4279




















                       [Signatures Continued on Next Page]

     [Signature Page to Sixth Amended and Restated Credit Agreement dated as of February 28, 2003 with CBL & Associates Limited Partnership]


                  SUNTRUST BANK, a Georgia Banking Corporation


     By:              /s/ Bruce P. Tidwell
          ----------------------------------------------------
          Name:        Bruce P. Tidwell
                 -------------------------------------------
          Title:           Vice President
                    --------------------------------------------

     Commitment Amount:

     $25,000,000


                   Lending Office (all Types of Advances) and
                                            Address for Notices:

                                            736 Market Street
                                            Chattanooga, TN  37402-4807
                                            Attn:  Sandy L. Sharp
                                            Telecopier:       (423) 757-3603
                                            Telephone:        (423) 757-3193

                                 SCHEDULE 1.1(A)

                            Existing Debt Agreements


1. Loan Agreement between CBL/Richland Mall, L.P. and U.S. Bank National Association, dated as of May 31, 2002.

2. Promissory Note from CBL/Richland Mall, L.P. to U.S. Bank National Association, dated May 31, 2002 in the original principal amount of $34,600,000.00.

3. Guaranty of CBL & Associates Limited Partnership in favor of U.S. Bank National Association, dated as of May 31, 2002.

4. Combination Construction Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of May 31, 2002, recorded under Clerk's File No. 2002019258, Official Records of McLennan County, Texas; as amended by Amendment and Modification dated June 20, 2002 and recorded under Clerk's File No. 2002023446, aforesaid records.

5. U.C.C. Financial Statements showing CBL/Richland Mall, L.P. as debtor and U.S. Bank National Association as secured party filed in the aforesaid records and with the Texas Secretary of State.

6. Indemnification Agreement among CBL/Richland Mall, L.P., CBL & Associates Limited Partnership and U.S. Bank National Association, dated as of May 31, 2002.

7. Collateral Assignment and Agreement Relating to Property Management Agreement among CBL/Richland Mall, L.P., CBL & Associates Management, Inc. and U.S. Bank National Association, dated as of May 31, 2002.

                                  SCHEDULE 4.1

                          Initial Collateral Properties

                      Project

1. (a)   Georgia Square Mall,
         Clark County, Georgia                       (a) Georgia Square Partnership, a Georgia limited partnership
   (b)   Georgia Square Cinema                       (b) Georgia Square Associates, Ltd., a Georgia limited partnership

2.       Post Oak Mall
         Brazos County, Texas                        (a)  Post Oak Mall Associates Limited Partnership, a Texas limited partnership
                                                     (b)  College Station Partners, Ltd., a Texas limited partnership
3.       Twin Peaks Mall
         Boulder County, Colorado                    Twin Peaks Mall Associates, Ltd., a Colorado limited partnership
4.       Richland Mall
         Waco, Texas                                 CBL/Richland Mall, L.P., a Texas limited partnership
5.       Frontier Mall
         Cheyenne, Wyoming                           Frontier Mall Associates Limited Partnership, a Wyoming limited partnership
6.       Frontier Square
         Cheyenne, Wyoming                           CBL & Associates Limited Partnership, a Delaware limited partnership
7.       Madison Square Mall
         Huntsville, Alabama                         Madison Square Associates, Ltd., an Alabama limited partnership
8.       Madison Plaza
         Huntsville, Alabama                         Madison Plaza Associates, Ltd., an Alabama limited partnership

                                SCHEDULE 7.1.(f)

                                   Litigation


                                      None.

                                SCHEDULE 7.1.(s)

                         Single Asset Entity Exceptions


The Borrower is the owner of Frontier Square.

Georgia Square Associates, Ltd., the owner of the cinema parcel adjacent to Georgia Square Mall, also owns a 1% general partnership interest in Georgia Square Partnership, the owner of Georgia Square Mall.