Form 10-Q
period 2003-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2003-08-14
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30,2003
         -------------------------------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended __________to ____________

                           Commission File No. 1-12494

                         CBL & ASSOCIATES PROPERTIES, INC.
                (Exact name of registrant as specified in its charter)

                      Delaware                             62-1545718
---------------------------------------          -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

2030 Hamilton Place Blvd., Suite #500
Chattanooga, Tennessee                                     37421-6000
--------------------------------------------     -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:         (423) 855-0001
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each Exchange
Title of Each Class                                        on which Registered
------------------------------------------------         -----------------------
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

As of August 11, 2003, there were 30,191,383 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.


                                    INDEX
                                                                     PAGE NUMBER
PART I    FINANCIAL INFORMATION

          ITEM 1:       FINANCIAL INFORMATION                             3

          CONSOLIDATED BALANCE SHEETS AS OF                               4
          JUNE 30, 2003 AND DECEMBER 31, 2002


          CONSOLIDATED STATEMENTS OF OPERATIONS FOR                       5
          THREE MONTHS AND THE SIX
          MONTHS ENDED JUNE 30, 2003 AND 2002


          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR                       6
          THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

          ITEM 2:       MANAGEMENT'S DISCUSSION AND                      16
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

          ITEM 3:       QUANTITATIVE AND QUALITATIVE                     31
                        DISCLOSURE ABOUT MARKET RISK

          ITEM 4:       CONTROLS AND PROCEDURES                          32

PART II   OTHER INFORMATION

          ITEM 1:       LEGAL PROCEEDINGS                                33

          ITEM 2:       CHANGES IN SECURITIES                            33

          ITEM 3:       DEFAULTS UPON SENIOR SECURITIES                  33

          ITEM 4:       SUBMISSION OF MATTERS TO HAVE A                  33
                        VOTE OF SECURITY HOLDERS

          ITEM 5:       OTHER INFORMATION                                34

          ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K                 34

SIGNATURE                                                                35

                        CBL & Associates Properties, Inc.



                          Item 1: Financial Information

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended June 30, 2003, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These financial statements should be read in conjunction with the CBL & Associates Properties, Inc. (the "Company"), audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2002.

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                         June 30,        December 31,
                                                                           2003              2002
                                                                      ---------------  ---------------
ASSETS
Real estate assets:
  Land..............................................................  $      584,175   $      570,818
  Buildings and improvements........................................       3,513,308        3,394,787
                                                                      ---------------  ---------------
                                                                           4,097,483        3,965,605
    Less accumulated depreciation...................................        (483,228)        (434,840)
                                                                      ---------------  ---------------
                                                                           3,614,255        3,530,765
  Developments in progress..........................................         107,278           80,720
                                                                      ---------------  ---------------
    Net investment in real estate assets............................       3,721,533        3,611,485
Cash and cash equivalents...........................................          25,750           13,355
Receivables:

  Tenant, net of allowance for doubtful accounts of $2,889 in
     2003 and $2,861 in 2002........................................          41,252           37,994
  Other.............................................................           3,193            3,692

Mortgage and other notes receivable.................................          22,070           23,074
Investment in unconsolidated affiliates.............................          72,556           68,232
Other assets........................................................          63,353           37,282
                                                                      ---------------  ---------------
                                                                      $    3,949,707   $    3,795,114
                                                                      ===============  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................  $    2,540,914   $    2,402,079
Accounts payable and accrued liabilities............................         148,251          151,332
                                                                      ---------------  ---------------
  Total liabilities.................................................       2,689,165        2,553,411
                                                                      ---------------  ---------------
Minority interests..................................................         505,088          500,513
                                                                      ---------------  ---------------
Commitments and contingencies (Note 10).............................

Shareholders' equity:

  Preferred stock, $.01 par value, 15,000,000 shares authorized:
     9.0% Series A Cumulative Redeemable Preferred Stock,
         2,675,000 shares outstanding in 2003 and 2002..............              27               27
     8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2003 and in 2002 ..........              20               20
  Common stock, $.01 par value, 95,000,000 shares authorized,
    30,149,026 and 29,797,469 shares issued and outstanding

    in 2003 and 2002, respectively..................................             301              298
  Additional paid - in capital......................................         775,587          765,686
  Accumulated other comprehensive loss..............................            (626)          (2,397)
  Deferred compensation.............................................          (1,808)              --
  Accumulated deficit...............................................         (18,047)         (22,444)
                                                                      ---------------  ---------------
    Total shareholders' equity......................................         755,454          741,190
                                                                      ---------------  ---------------
                                                                      $    3,949,707   $    3,795,114
                                                                      ===============  ===============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements Of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                                          June 30,                          June 30,
                                                                -----------------------------    -----------------------------
                                                                    2003            2002             2003             2002
                                                                ------------     ------------    -------------    ------------
REVENUES:
Rentals:
   Minimum rents.....................................           $   104,604      $   94,982      $    207,592     $   185,551
   Percentage rents..................................                 1,198           1,798             7,528           8,515
   Other rents.......................................                 1,762           1,697             3,791           3,755
Tenant reimbursements................................                52,251          43,759           102,207          82,345
Management, development and leasing fees.............                 1,406           2,456             2,725           3,754
Other................................................                 3,798           3,026             7,149           7,961
                                                                ------------     ------------    -------------    ------------
  Total revenues.....................................               165,019         147,718           330,992         291,881
                                                                ------------     ------------    -------------    ------------
EXPENSES:
Property operating...................................                28,052          27,177            56,324          49,497
Depreciation and amortization........................                27,690          23,646            54,002          46,127
Real estate taxes....................................                12,818          11,267            26,811          22,794
Maintenance and repairs..............................                 9,616           8,891            20,173          17,453
General and administrative...........................                 6,644           5,466            12,997          11,206
Other................................................                 2,315           2,060             4,656           5,807
                                                                ------------     ------------    -------------    ------------
  Total expenses.....................................                87,135          78,507           174,963         152,884
                                                                ------------     ------------    -------------    ------------
Income from operations...............................                77,884          69,211           156,029         138,997
Interest income......................................                   592             230             1,165             983
Interest expense.....................................               (38,363)        (34,050)          (75,319)        (70,837)
Loss on extinguishment of debt.......................                  (167)         (1,240)             (167)         (3,187)
Gain on sales of real estate assets..................                 3,002           1,789             4,106           2,204
Equity in earnings of unconsolidated affiliates......                   731           2,015             2,488           4,102
Minority interest in earnings:
  Operating partnership..............................               (17,979)        (16,335)          (38,616)        (32,532)
  Shopping center properties.........................                  (893)         (1,216)           (1,433)         (2,133)
                                                                ------------     ------------    -------------    ------------
Income before discontinued operations................                24,807          20,404            48,253          37,597
Operating income (loss) of discontinued operations...                   (93)            353                (6)            919
Gain on discontinued operations......................                    --             164             2,935           1,406
                                                                ------------     ------------    -------------    ------------
Net income...........................................                24,714          20,921            51,182          39,922
Preferred dividends..................................                (3,692)         (2,010)           (7,384)         (3,627)
                                                                ------------     ------------    -------------    ------------
Net income available to common shareholders..........           $    21,022      $   18,911      $     43,798     $    36,295
                                                                ============     ============    =============    ============
Basic per share data:
    Income before discontinued operations,
       net of preferred dividends....................           $      0.71      $     0.63      $        1.37    $       1.23
    Discontinued operations..........................                  0.00            0.02               0.10            0.08
                                                                ------------     ------------    -------------    ------------
    Net income available to common shareholders......           $      0.70      $     0.65      $        1.47    $       1.31
                                                                ============     ============    =============    ============
    Weighted average common shares outstanding.......                29,886          29,084             29,806          27,728
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends....................           $      0.68      $     0.61      $        1.32    $       1.19
    Discontinued operations..........................                  0.00            0.02               0.10            0.08
                                                                ------------     ------------    -------------    ------------
    Net income available to common shareholders......           $      0.68      $     0.63      $        1.42    $       1.27
                                                                ============     ============    =============    ============
Weighted average common and potential dilutive
    common shares outstanding........................                31,066          29,943             30,942          28,541

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Six Months Ended June 30,
                                                                                            ----------------------------
                                                                                               2003              2002
                                                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................              $  51,182        $   39,922
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 41,057            38,275
  Amortization................................................................                 15,309             9,063
  Gain on sales of real estate assets.........................................                 (4,106)           (2,204)
  Gain on discontinued operations.............................................                 (2,935)           (1,406)
  Loss on extinguishment of debt..............................................                    167             3,187
  Issuance of stock under incentive plan......................................                  1,203             1,926
  Write-off of development projects...........................................                    107                57
  Deferred compensation.......................................................                    177                --
  Amortization of deferred compensation.......................................                     62                --
  Minority interest in earnings...............................................                 40,049            34,665
Changes in:
  Tenant and other receivables................................................                 (3,065)            1,942
  Other assets................................................................                 (6,172)           (3,240)
  Accounts payable and accrued liabilities....................................                 (8,047)              515
                                                                                            -----------      -----------
          Net cash provided by operating activities...........................                124,988           122,702
                                                                                            ===========      ===========
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate and lease assets..............................                (40,635)          (53,494)
    Additions to real estate assets...........................................                (27,922)          (35,426)
    Other capital expenditures................................................                (73,156)          (32,928)
    Capitalized interest......................................................                 (2,742)           (1,858)
    Additions to other assets.................................................                 (1,014)           (1,470)
    Deposits in escrow........................................................                     --           (12,845)
    Proceeds from sales of real estate assets.................................                 15,657            37,932
    Payments received on mortgage notes receivable............................                  1,004             1,488
    Additions to mortgage notes receivable....................................                     --            (5,160)
    Distributions in excess of equity in earnings of unconsolidated affiliates                    148             3,042
    Additional investments in and advances to unconsolidated affiliates.......                 (4,472)           (2,659)
                                                                                            -----------      -----------
          Net cash used in investing activities...............................               (133,132)         (103,378)
                                                                                            ===========      ===========
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                243,680           566,270
    Principal payments on mortgage and other notes payable....................               (144,871)         (714,050)
    Additions to deferred financing costs.....................................                 (3,331)           (5,283)
    Prepayment penalties on extinguishment of debt............................                     --            (1,875)
    Proceeds from issuance of common stock....................................                  2,173           116,400
    Proceeds from issuance of preferred stock.................................                     --            96,394
    Proceeds from exercise of stock options...................................                  5,425             4,523
    Repurchase of preferred stock.............................................                     --            (5,000)
    Distributions to minority investors.......................................                (35,981)          (32,142)
    Dividends paid............................................................                (46,556)          (33,411)
                                                                                            -----------      -----------
          Net cash provided by (used in) financing activities.................                 20,539            (8,174)
                                                                                            -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                 12,395            11,150
CASH AND CASH EQUIVALENTS, beginning of period................................                 13,355            10,137
                                                                                            -----------      -----------
CASH AND CASH EQUIVALENTS, end of period......................................              $  25,750        $   21,287
                                                                                            ===========      ===========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................              $  73,699        $   71,964
                                                                                            ===========      ===========

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
              Notes to Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)



Note 1 - Organization and Basis of Presentation

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

     The Company conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2003, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.7% general partnership interest and CBL Holdings II, Inc. owned a 52.3% limited partnership interest in the Operating Partnership for a combined interest held by the Company of 54.0%.

     At June 30, 2003, the Operating Partnership owns controlling interests in 51 regional malls, 20 associated centers (each adjacent to a regional shopping mall), 62 community centers and an office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owns non-controlling interests in four regional malls, two associated centers and two community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership currently has under construction one mall, which is owned in a joint venture, one associated center, and two community centers and has options to acquire certain development properties owned by third parties.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired Jacobs' interests in 23 properties in January 2001. At June 30, 2003, CBL's Predecessor owned a 15.7% limited partnership interest, Jacobs owned a 21.4% limited partnership interest and third parties owned an 8.9% limited partnership interest in the Operating Partnership. CBL's Predecessor also owned 2.3 million shares of the Company's common stock at June 30, 2003, for a combined total interest of 19.7% in the Operating Partnership.

     Under the terms of the Operating Partnership's limited partnership agreement, each of the limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company's common stock or their cash equivalent, at the Company's election. In such case, the Company assumes the limited partner's ownership of its interests in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal on a one-for-one basis to the number of partnership units exchanged by the limited partner. The amount of cash received by the limited partner, if the Company elects to pay cash, will be based on the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the limited partnership interests in the Operating Partnership nor the shares of common stock of the Company are subject to any right of mandatory redemption.

     The Operating Partnership conducts the Company's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership has a controlling financial interest in the Management Company based on the following factors:

|X| The Operating Partnership holds 100% of the preferred stock and owns 6% of the common stock of the Management Company. Through its ownership of the preferred stock, the Operating Partnership has the right to perpetually receive 95% of the economic benefits of the Management Company's operations.
|X| The Operating Partnership provides all of the operating capital of the Management Company.
|X| The Management Company does not perform any material services for entities in which the Operating Partnership is not a significant investor.
|X| The remaining 94% of the Management Company's common stock is owned by individuals who are directors and/or officers of the Company (with the exception of one individual who is a member of the immediate family of a director of the Company) and whose interests are aligned with those of the Company. These individuals contributed nominal amounts of equity in exchange for their interest in the Management Company's common stock.
|X| All of the members of the Management Company's Board of Directors are members of the Company's Board of Directors.

     All of these factors result in the Company having a controlling financial interest in the Management Company and, accordingly, the Management Company is treated as a consolidated subsidiary.

     CBL & Associates Properties, Inc., the Operating Partnership and the Management Company are collectively referred to herein as "the Company".

Note 2 - INVESTMENT IN UNCONSOLIDATED AFFILIATES

     The Operating Partnership owns non-controlling interests in four regional malls, two associated centers and two community centers, as well as one mall under construction, vacant land held for sale or lease and one development property. Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                   Company's Share for the
                                                  Total for the Six Months                Six Months
                                                      Ended June 30,                    Ended June 30,
                                                ----------------------------      ---------------------------
                                                   2003             2002             2003            2002
                                                ------------     -----------      -----------     -----------
Revenues                                        $  20,516        $  26,654        $  11,954       $   11,351
Depreciation and amortization                      (3,673)          (3,539)          (2,019)          (1,772)
Interest expense                                   (5,331)          (6,707)          (3,882)          (2,322)
Other operating expenses                           (5,455)          (7,399)          (3,565)          (3,155)
                                                ------------     -----------      -----------     ----------
Income from operations                          $   6,057        $   9,009        $   2,488       $    4,102
                                                ============     ===========      ===========     ==========


Note 3 - MORTGAGE AND OTHER NOTES PAYABLES

     Mortgage and other notes payable consisted of the following at June 30, 2003 and December 31, 2002, respectively:

                                                            June 30, 2003                     December 31, 2002
                                                    -------------------------------      ---------------------------
                                                                        Weighted                          Weighted
                                                                        Average                           Average
                                                                        Interest                          Interest
                                                        Amount          Rate(1)            Amount         Rate(1)
                                                    ---------------  ------------      --------------  ------------
   Fixed-rate debt:
      Non-recourse loans on operating properties    $    1,973,945       7.02%         $   1,867,915       7.16%
                                                    ---------------                    --------------
   Variable-rate debt:
      Recourse term loans on operating properties          305,721       3.73%               290,954       3.98%
   properties
      Lines of credit                                      245,000       2.15%               221,275       2.69%
      Construction loans                                    16,248       2.71%                21,935       3.08%
                                                    ---------------                    --------------
      Total variable-rate debt                             566,969       3.02%               534,164       3.41%
                                                    ---------------                    --------------
   Total                                            $    2,540,914       6.13%         $   2,402,079       6.32%
                                                    ===============                    ==============

(1) Weighted-average interest rate before amortization of deferred financing costs.


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

     As discussed in Note 6, the Company assumed $40,000 of debt in connection with its acquisition of Sunrise Mall on May 1, 2003. The debt bears interest at LIBOR plus 300 basis points, with a floor of 4.90%, and matures in May 2004.

     The Company's credit facilities total $365,000, of which $99,566 was available at June 30, 2003. In addition to the $245,000 of outstanding borrowings under these credit facilities, there were also $20,434 outstanding under letters of credit. Additionally, the Company had other credit facilities totaling $19,585 that are used only for issuances of letters of credit, of which $5,930 was available at June 30, 2003.

     As of June 30, 2003, the Company had total commitments under construction loans of $29,018, of which $12,965 was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction. The Company also had $12,276 available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

     The weighted average remaining term of the Company's  consolidated debt was
5.3 years at June 30, 2003 and 5.7 years at December 31, 2002.

     In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS No. 145 was effective for the Company on January 1, 2003. All losses on extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified to expense in the accompanying consolidated statements of operations.

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

Note 4 - DERIVATIVE FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. At June 30, 2003, the Company had one interest rate swap agreement, which was designated as a cash flow hedge, with a notional amount of $80,000 that expires August 30, 2003. Under this interest rate swap agreement, the Company receives payments at a rate equal to LIBOR (1.125% at June 30, 2003) and pays interest at a fixed rate of 5.83%. The Company also had one interest rate cap of 5.50%, which expires May 7, 2004, that was in place on $40,000 of variable rate debt that was assumed in connection with the acquisition of Sunrise Mall during the second quarter (see Note 6).

     At June 30, 2003, the interest rate swap's fair value of $(626) was recorded in accounts payable and accrued liabilities. The interest rate cap's fair value was $0 at June 30, 2003. For the quarter, adjustments of $917 were recorded as adjustments in other comprehensive income. Over time, unrealized gains and losses held in accumulated other comprehensive loss will be reclassified to earnings. This reclassification occurs in the same period or periods that the hedged cash flows affect earnings. The Company estimates that it will reclassify the entire balance of $(626) to earnings as interest expense by August 30, 2003.

     The Company is exposed to credit losses if counterparties to the swap and cap agreements are unable to perform; therefore, the Company continually monitors the credit standing of the counterparties.

Note 5 - SEGMENT INFORMATION

     The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company's reportable segments is presented as follows:

                                                        Associated      Community
Three Months Ended June 30, 2003            Malls         Centers        Centers         All Other        Total
--------------------------------------  ------------   ------------    ------------    ------------     ---------
Revenues                                  $ 138,824      $   5,804       $  14,971       $   5,420      $ 165,019
Property operating expenses (1)             (47,364)        (1,298)         (3,583)          1,759        (50,486)
Interest expense                            (34,425)          (948)         (2,048)           (942)       (38,363)
Other expense                                    --             --              --          (2,315)        (2,315)
Gain on sales of real estate assets              --             --             183           2,819          3,002
                                        ------------   ------------    ------------    ------------     ---------
Segment profit and loss                   $  57,035      $   3,558       $   9,523       $   6,741         76,857
                                        ============   ============    ============    ============
Depreciation and amortization                                                                             (27,690)
General and administrative                                                                                 (6,644)
Interest income                                                                                               592
Loss on extinguishment of debt                                                                               (167)
Equity in earnings and minority
  interest in earnings                                                                                    (18,141)
                                                                                                        ---------
Income before discontinued operations                                                                   $  24,807
                                                                                                        =========
Capital expenditures (2)                  $  96,969      $   9,463       $   4,313       $   5,673      $ 117,418

                                                        Associated      Community
Three Months Ended June 30, 2002            Malls         Centers        Centers         All Other        Total
--------------------------------------  ------------   ------------    ------------    ------------     ---------
Revenues                                  $ 123,169      $   4,950       $  14,030       $   5,569      $ 147,718
Property operating expenses (1)             (43,205)          (877)         (3,389)            136        (47,335)
Interest expense                            (28,811)          (980)         (2,401)         (1,858)       (34,050)
Other expense                                    --             --              --          (2,060)        (2,060)
Gain on sales of real estate assets              --             --              --           1,789          1,789
                                        ------------   ------------    ------------    ------------     ---------
Segment profit and loss                   $  51,153      $   3,093       $   8,240       $   3,576         66,062
                                        ============   ============    ============    ============
Depreciation and amortization                                                                             (23,646)
General and administrative                                                                                 (5,466)
Interest income                                                                                               230
Loss on extinguishment of debt                                                                             (1,240)
Equity in earnings and minority
  interest in earnings                                                                                    (15,536)
                                                                                                        ---------
Income before discontinued operations                                                                   $  20,404
                                                                                                        =========
Capital expenditures (2)                  $ 121,516      $     219       $   6,906       $  26,498      $ 155,139

                                                        Associated      Community
Six Months Ended June 30, 2003              Malls         Centers        Centers         All Other        Total
--------------------------------------  ------------   ------------    ------------    ------------     ---------
Revenues                                  $ 279,442      $  11,199       $  30,204       $  10,147      $ 330,992
Property operating expenses (1)             (95,196)        (2,636)         (7,438)          1,962       (103,308)
Interest expense                            (67,236)        (1,900)         (3,989)         (2,194)       (75,319)
Other expense                                    --             --              --          (4,656)        (4,656)
Gain (loss) on sales of real estate
assets                                           (5)            --             164           3,947          4,106
                                        ------------   ------------    ------------    ------------     ---------
Segment profit and loss                   $ 117,005      $   6,478       $  18,681       $   9,651        151,815
                                        ============   ============    ============    ============
Depreciation and amortization                                                                             (54,002)
General and administrative                                                                                (12,997)
Interest income                                                                                             1,165
Loss on extinguishment of debt                                                                               (167)
Equity in earnings and minority
  interest in earnings                                                                                    (37,561)
                                                                                                        ---------
Income before discontinued operations                                                                   $  48,253
                                                                                                        =========
Total assets (2)                         $3,182,195      $ 189,142       $ 442,704       $ 135,666     $3,949,707
Capital expenditures (2)                 $  134,454      $  15,026       $  11,002       $   8,700     $  169,182

                                                        Associated      Community
Six Months Ended June 30, 2002              Malls         Centers        Centers         All Other        Total
--------------------------------------  ------------   ------------    ------------    ------------     ---------
Revenues                                  $ 244,587      $   9,393       $  29,965       $   7,936      $ 291,881
Property operating expenses (1)             (84,743)        (2,189)         (7,757)          4,945        (89,744)
Interest expense                            (58,974)        (1,933)         (5,041)         (4,889)       (70,837)
Other expense                                    --             --              --          (5,807)        (5,807)
Gain on sales of real estate assets            (283)            --           2,361             126          2,204
                                        ------------   ------------    ------------    ------------     ---------
Segment profit and loss                   $ 100,587      $   5,271       $  15,877       $   5,962        127,697
                                        ============   ============    ============    ============
Depreciation and amortization                                                                             (46,127)
General and administrative                                                                                (11,206)
Interest income                                                                                               983
Loss on extinguishment of debt                                                                             (3,187)
Equity in earnings and minority
  interest in earnings                                                                                    (30,563)
                                                                                                        ---------
Income before discontinued operations                                                                   $  37,597
                                                                                                        =========
Total assets (2)                         $2,848,354      $ 121,899       $ 446,496        $ 115,912     $3,532,661
Capital expenditures (2)                 $  195,656      $   6,112       $  26,133        $  26,920     $  254,821

(1) Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs. (2) Amounts include investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 6 - ACQUISITIONS

     On May 1, 2003, the Company acquired Sunrise Mall and its associated center, Sunrise Commons, which are located in Brownsville, TX. The results of operations of both Sunrise Mall and Sunrise Commons have been included in the consolidated financial statements since the date of acquisition. The total purchase price of $80,686 consisted of $40,686 in cash and the assumption of $40,000 of debt. The $40,000 of debt bears interest at LIBOR plus 300 basis points, with a floor of 4.90%, and matures in May 2004. This debt was assumed subject to a pre-existing interest rate cap of 5.50% The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date.

Land                                            $   5,765
Building and improvements                          55,390
Lease assets                                       19,531
                                                ----------
    Total assets                                   80,686
Debt                                              (40,000)
                                                ----------
Net assets acquired                             $  40,686
                                                ==========

Note 7 - DISCONTINUED OPERATIONS

     On February 28, 2003, the Company sold a community center for $7,760 and recognized a net gain on discontinued operations of $2,935. Total revenues for this community center were $116 and $389 for the six months ended June 30, 2003 and 2002, respectively, and $0 and $197 for the three months ended June 30, 2003 and 2002, respectively.

Note 8- EARNINGS PER SHARE

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

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                       ----------------------------       --------------------------
                                                          2003             2002             2003            2002
                                                       ------------    ------------       -----------    -----------
Weighted average shares outstanding                         30,036          29,183            29,944         27,826
Effect of nonvested stock awards                              (150)            (99)             (138)           (98)
                                                       ------------    ------------       -----------    -----------
Denominator - basic earnings per share                      29,886          29,084            29,806         27,728
Effect of dilutive securities:
   Stock  options,  nonvested  stock awards and
      deemed shares related to deferred
      compensation plans                                     1,180             859             1,136            813
                                                       ------------    ------------       -----------    -----------
Denominator - diluted earnings per share                    31,066          29,943            30,942         28,541
                                                       ============    ============       ===========    ===========


Note 9- COMPREHENSIVE INCOME

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components:

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                  -------------------------------    ----------------------------
                                                      2003              2002             2003            2002
                                                  ---------------   -------------    -------------   ------------
Net income                                            $24,714           $20,921          $51,182         $39,922
Gain on current period cash flow hedges                   917               466            1,771           2,608
                                                  ---------------   -------------    -------------   ------------
Comprehensive income                                  $25,631           $21,387          $52,953         $42,530
                                                  ===============   =============    =============   ============

Note 10 - CONTINGENCIES

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

     The Company has guaranteed all of the construction debt related to Waterford Commons, a community center in Waterford, CT, which is owned in a joint venture with a third party that owns a minority interest. The total amount of the commitment for this construction loan is $30,000, of which $10,762 was outstanding at June 30, 2003. The Company will receive a fee from the joint venture in exchange for the guaranty, which will be recognized as revenue pro rata over the term of the guaranty to the extent of the third-party partner's ownership interest. The guaranty will expire when the construction loan matures in July 2004. The fee had not been received as of June 30, 2003.

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2003, was $29,235, of which the Company has guaranteed $14,618. The guaranty will expire when the related debt matures in December 2003. The Company did not receive a fee for issuing this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company has guaranteed 100% of the construction debt to be incurred to develop Coastal Grand in Myrtle Beach, SC. The Company received a fee of $1,571 for this guaranty when it was issued during the three months ended June 30, 2003. The Company will recognize one-half of this fee as revenue pro rata over the term of the guaranty until it expires in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. The Company recognized $44 of revenue related to this guaranty during the three months ended June 30, 2003.

Note 11 - STOCK-BASED COMPENSATION

     Historically, the Company has accounted for stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company will record the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". There were no stock options granted during the six months ended June 30, 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock options:

                                                           Three Months Ended June 30,     Six Months Ended June 30,
                                                           -----------------------------   ---------------------------
                                                                2003            2002           2003            2002
                                                           -------------    ------------   ------------   ------------
Net income available to common shareholders, as reported        $21,022         $18,911        $43,798        $36,295
Compensation expense determined under fair value method           (148)           (111)          (302)          (226)
                                                           -------------    ------------   ------------   ------------
Pro forma net income available to common shareholders           $20,874         $18,800        $43,496        $36,069
                                                           =============    ============   ============   ============
Earnings per share:
   Basic, as reported                                             $0.70           $0.65          $1.47          $1.31
                                                           =============    ============   ============   ============
   Basic, pro forma                                               $0.70           $0.65          $1.46          $1.30
                                                           =============    ============   ============   ============
   Diluted, as reported                                           $0.68           $0.63          $1.42          $1.27
                                                           =============    ============   ============   ============
   Diluted, pro forma                                             $0.67           $0.63          $1.41          $1.26
                                                           =============    ============   ============   ============

Note 12 - Recent Accounting Pronouncements

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107, and rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee, which is effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FASB Interpretation No. 45 in the fourth quarter of 2002. In accordance with the interpretation, the Company adopted the remaining provisions of FASB Interpretation No. 45 effective January 1, 2003. See Note 10 for disclosures related to the Company's guarantees.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". FASB Interpretation No. 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. The consolidation provisions of FASB Interpretation No. 46 will be effective for the Company beginning with the quarter ending September 30, 2003, for entities formed prior to January 1, 2003. The Company is currently evaluating the effects of the issuance of FASB Interpretation No. 46.


Note 13 - NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company's noncash investing and financing activities were as follows for the six months ended June 30, 2003 and 2002:

                                                                 Six Months Ended
                                                                     June 30,
                                                             -------------------------
                                                                2003        2002
                                                             -------------------------
Debt assumed to acquire property interest                     $ 40,000     $ 40,709
                                                             =========================
Issuance of minority interest to acquire property interest    $     --     $  4,487
                                                             =========================

Note 14 - SUBSEQUENT EVENTS

     On July 25, 2003, the Company announced that it had entered into separate agreements to acquire four regional malls for a total purchase price of $340,000. The purchase price will consist of cash and the assumption of $170,000 of non-recourse fixed rate debt with a weighted average interest rate of 7.71%. The Company expects the acquisition to close in at least two separate transactions beginning in the third quarter of 2003.

     On August 6, 2003, the Company agreed to issue 4,200,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C cumulative redeemable preferred stock with a par value of $0.01 per share. The underwriters of the offering have been granted an option, exercisable for 30 days, to purchase up to an additional 630,000 depositary shares. The Series C preferred stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). Dividends on the Series C preferred stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable before August 22, 2008. The net proceeds will be used to partially fund the purchase price of the four malls discussed in the preceding paragraph and for general corporate purposes, including funding future developments, expansions and acquisitions. The offering is scheduled to close on August 22, 2003.

     On August 6, 2003, the Company sold a community center in for $1.1 million and recognized a gain of $0.4 million. The results of operations of this community center will be reflected as discontinued operations beginning in the third quarter of 2003.

Note 15 - RECLASSIFICATIONS

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

GENERAL BACKGROUND

     See Note 1 to the unaudited consolidated financial statements for a description of the Company.

     The Company classifies its regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category is presently comprised of The Lakes Mall in Muskegon, MI, which opened in August 2001, and Parkway Place Mall in Huntsville, AL, which opened in October 2002.

RESULTS OF OPERATIONS

     COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

     The following significant transactions impact the comparison of the results of operations for the three months ended June 30, 2003 to the comparable period ended June 30, 2002:

|X| The Company has opened or acquired nine properties since May 1, 2002. Therefore, the three months ended June 30, 2003, include a greater amount of operations for these properties than the comparable period a year ago. The properties opened or acquired are as follows:


                                                                                        Open/Acquisition
         Project Name                     Location              Type of Addition        Date
         ----------------------------     -------------------   --------------------    -----------------
         Richland Mall                    Waco, TX              Acquisition             May 2002
         Panama City Mall                 Panama City, FL       Acquisition             May 2002
         Parkdale Crossing                Beaumont, TX          New development         November 2002
         Westmoreland Mall                Greensburg, PA        Acquisition             December 2002
         Westmoreland Crossing            Greensburg, PA        Acquisition             December 2002
         Sunrise Mall                     Brownsville, TX       Acquisition             May 2003
         Sunrise Commons                  Brownsville, TX       Acquisition             May 2003
         The Shoppes at Hamilton Place    Chattanooga, TN       New development         May 2003
         Cobblestone Village              St. Augustine, FL     New development         May 2003

|X| In December 2002, the Company acquired the remaining ownership interest in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI. These properties were consolidated during the second quarter of 2003, but were accounted for as unconsolidated affiliates during the second quarter of 2002.

(Dollars in Thousands)
                                                       2003           2002         $ Variance      % Variance
                                                     --------       --------       ----------      ----------
Total revenues                                       $165,019       $147,718         $17,301           11.7%
                                                     --------       --------       ----------      ----------
Expenses:
   Property operating, real estate taxes and
     maintenance and repairs                           50,486         47,335           3,151            6.7%
   Depreciation and amortization                       27,690         23,646           4,044           17.1%
   General and administrative                           6,644          5,466           1,178           21.6%
   Other                                                2,315          2,060             255           12.4%
                                                     --------       --------       ----------      ----------
      Total expenses                                   87,135         78,507           8,628           11.0%
                                                     --------       --------       ----------      ----------
Income from operations                                 77,884         69,211           8,673           12.5%
Interest income                                           592            230             362          157.4%
Interest expense                                      (38,363)       (34,050)         (4,313)          12.7%
Loss on extinguishment of debt                           (167)        (1,240)          1,073         (86.5)%
Gain on sales of real estate assets                     3,002          1,789           1,213           67.8%
Equity in earnings of unconsolidated affiliates           731          2,015          (1,284)        (63.7)%
Minority interest in earnings:
   Operating partnership                              (17,979)       (16,335)         (1,644)          10.1%
   Shopping center properties                            (893)        (1,216)            323         (26.6)%
                                                     --------       --------       ----------      ----------
Income before discontinued operations                  24,807         20,404           4,403           21.6%
Income from discontinued operations                       (93)           517            (610)         118.0%
                                                     --------       --------       ----------      ----------
Net income                                             24,714         20,921           3,793           18.1%
Preferred dividends                                    (3,692)        (2,010)         (1,682)          83.7%
                                                     --------       --------       ----------      ----------
Net income available to common shareholders           $21,022        $18,911          $2,111           11.2%
                                                     ========       ========       ==========      ==========

Revenues

     The $17.3 million increase in revenues resulted primarily from:

|X| an increase in minimum rents and tenant reimbursements of $15.2 million attributable to the nine properties opened or acquired since May 1, 2002 and the three properties that are now consolidated,
|X| an increase in minimum rents and tenant reimbursements of $2.9 million from the Company's remaining properties, including a reduction in lease termination fees of $2.6 million to $1.2 million in the second quarter of 2003 compared to $3.8 million in the second quarter of 2002. The Company's cost recovery percentage increased to 101% for the second quarter of 2003 compared to 92.5% for the second quarter of 2002 due to increases in occupancy and the recovery of capital expenditures from tenants,
|X| an increase in other revenues of $0.8 million due to an increase in the revenues of the Company's taxable REIT subsidiary, |X| a reduction in percentage rents of $0.6 million, which resulted from a decline at the Company's existing properties of $0.8 offset by an increase of $0.2 million from the addition of the twelve properties discussed above, and
|X| a reduction of $1.1 million in management, development and leasing fees, which resulted from a decrease in management and leasing fees related to the three properties that are now consolidated.

Expenses

     The $3.2 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X| an increase of $0.5 million attributable to the nine properties opened or acquired since May 1, 2002 and the three properties that are now consolidated and
|X| an increase of $2.7 million in general operating costs at the Company's remaining properties.

     The increase of $4.0 million in depreciation and amortization expense was primarily due to:

|X| an increase of $2.8 million attributable to the nine properties opened or acquired since May 1, 2002 and the three properties that are now consolidated and
|X| an increase of $1.2 million as a result of the ongoing capital expenditures made by the Company for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $1.2 million primarily as a result of additional salaries and benefits of personnel added to manage newly opened or acquired properties, as well as annual increases in salaries and benefits of existing personnel.

     Other expense increased due to an increase in operating expenses of the Company's taxable REIT subsidiary.

Interest Income

     The increase of $0.4 million in interest income results from the increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period. The increase in mortgage and other notes receivable primarily relates to mortgage notes receivable from buyers of real estate assets the Company has sold.

Interest Expense

     Interest expense increased by $4.3 million primarily due to the additional debt related to the nine properties opened or acquired since May 1, 2002 and the three properties that are now consolidated.

Loss on Extinguishment of Debt

     The loss on extinguishment of debt of $167,000 recognized during the second quarter of 2003 resulted from the write-off of unamortized deferred financing costs related to a loan that was retired before its scheduled maturity. The loss on extinguishment of debt in the second quarter of 2002 consisted of the write-off of $1.2 million of unamortized deferred financing costs.

Gain on Sales of Real Estate Assets

     The gain on sales of $3.0 million in the second quarter of 2003 was primarily from gains on sales of ten outparcels and an option on land. The gain on sales of $1.8 million in the second quarter of 2002 resulted from gains on sales of two outparcels offset by a loss on one outparcel.

Equity in Earnings of Unconsolidated Affiliates

     The three properties that are now consolidated accounted for $1.2 million of the decline in equity in earnings of unconsolidated affiliates.

Discontinued Operations

     Discontinued operations in the second quarter of 2003 represent the true-up of estimated costs related to the sale of Capital Crossing to the actual amounts that became known in the second quarter. Discontinued operations in the second quarter of 2002 represent the operations for Capital Crossing plus five community centers and one office building that were sold during 2002. In accordance with SFAS No. 144, the results of operations of operating properties that have been sold are reclassified and presented as discontinued operations for all periods presented. One of the community centers and the office building were sold for gains and one community center was sold at a loss during the second quarter of 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

     The following significant transactions impact the comparison of the results of operations for the six months ended June 30, 2003 to the comparable period ended June 30, 2002:

|X| The Company has opened or acquired nine properties since May 1, 2002. Therefore, the six months ended June 30, 2003, include a greater amount of operations for these properties than the comparable period a year ago. The properties opened or acquired are as follows:


                                                                                        Open/Acquisition
         Project Name                     Location              Type of Addition        Date
         ------------------------------   --------------------  --------------------    -----------------
         Richland Mall                    Waco, TX              Acquisition             May 2002
         Panama City Mall                 Panama City, FL       Acquisition             May 2002
         Parkdale Crossing                Beaumont, TX          New development         November 2002
         Westmoreland Mall                Greensburg, PA        Acquisition             December 2002
         Westmoreland Crossing            Greensburg, PA        Acquisition             December 2002
         Sunrise Mall                     Brownsville, TX       Acquisition             May 2003
         Sunrise Commons                  Brownsville, TX       Acquisition             May 2003
         The Shoppes at Hamilton Place    Chattanooga, TN       New development         May 2003
         Cobblestone Village              St. Augustine, FL     New development         May 2003

|X| In December 2002, the Company acquired the remaining ownership interest in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI. These properties were consolidated during the six months ended June 30, 2003, but were accounted for as unconsolidated affiliates during the six months ended June 30, 2002.

(Dollars in Thousands)

                                                       2003           2002         $ Variance      % Variance
                                                     --------       --------       ----------      ----------
Total revenues                                       $330,992       $291,881          $39,111           13.4%
                                                     --------       --------       ----------      ----------
Expenses:
   Property operating, real estate taxes and
      maintenance and repairs                         103,308         89,744           13,564           15.1%
   Depreciation and amortization                       54,002         46,127            7,875           17.1%
   General and administrative                          12,997         11,206            1,791           16.0%
   Other                                                4,656          5,807           (1,157)        (19.8)%
                                                     --------       --------       ----------      ----------
      Total expenses                                  174,963        152,884           22,079           14.4%
                                                     --------       --------       ----------      ----------
Income from operations                                156,029        138,997           17,032          12..3%
Interest income                                         1,165            983              182           18.5%
Interest expense                                      (75,319)       (70,837)          (4,482)           6.3%
Loss on extinguishment of debt                           (167)        (3,187)          (3,020)        (94.8)%
Gain on sales of real estate assets                     4,106          2,204            1,902           86.3%
Equity in earnings of unconsolidated affiliates         2,488          4,102           (1,614)        (39.3)%
Minority interest in earnings:
   Operating partnership                              (38,616)       (32,532)          (6,084)          18.7%
   Shopping center properties                          (1,433)        (2,133)             700         (32.8)%
                                                     --------       --------       ----------      ----------
Income before discontinued operations                  48,253         37,597           10,656           28.3%
Income from discontinued operations                     2,929          2,325              604           26.0%
                                                     --------       --------       ----------      ----------
Net income                                             51,182         39,922           11,260           28.2%
Preferred dividends                                    (7,384)        (3,627)          (3,757)         103.6%
                                                     --------       --------       ----------      ----------
Net income available to common shareholders           $43,798        $36,295           $7,503           20.7%
                                                     ========       ========       ==========      ==========

Revenues

     The $39.1 million increase in revenues resulted primarily from:

|X| an increase in minimum rents and tenant reimbursements of $28.8 million attributable to the nine properties opened or acquired since the May 1, 2002 and the three properties that are now consolidated,
|X| an increase in minimum rents and tenant reimbursements of $13.1 million from the Company's remaining properties, including a reduction in lease termination fees of $3.0 million to $1.6 million in the first six months of 2003 compared to $4.6 million for the same period in 2002. The Company's cost recovery percentage increased to 98.9% for the first six months of 2003 compared to 91.8% for the comparable periods of 2002 due to increases in occupancy and the recovery of capital expenditures from tenants,
|X| a reduction in percentage rents of $1.0 million, which resulted from a decline at the Company's existing properties of $1.5 million, offset by an increase of $0.5 million from the addition of the properties discussed above,
|X| a reduction of $1.0 million in management, development and leasing fees, which resulted from a decrease in management and leasing fees related to the three properties that are now consolidated, and
|X| a reduction in other revenues of $0.8 million due to a reduction in the revenues of the Company's taxable REIT subsidiary.

Expenses

     The $13.6 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X| an increase of $10.6 million attributable to the nine properties opened or acquired since May 1, 2002 and the three properties that are now consolidated and
|X| an increase of $3.0 million in general operating costs at the Company's remaining properties.

     The increase of $7.9 million in depreciation and amortization expense was primarily due to:

|X| an increase of $5.1 million attributable to the nine properties opened or acquired since the first quarter of 2002 and the three properties that are now consolidated and
|X| an increase of $2.8 million as a result of the ongoing capital expenditures made by the Company for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $1.8 million primarily as a result of additional salaries and benefits of personnel added to manage newly opened or acquired properties, as well as annual increases in salaries and benefits of existing personnel.

     Other expense decreased due to a reduction in operating expenses of the Company's taxable REIT subsidiary.

Interest Income

     The increase of $0.2 million in interest income results from the increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period. The increase in mortgage and other notes receivable primarily relates to mortgage notes receivable from buyers of real estate assets the Company has sold.

Interest Expense

     Interest expense increased $4.5 million primarily because of the additional debt related to the properties opened or acquired since May 1, 2002 and the properties that are now consolidated.

Loss on Extinguishment of Debt

     The loss on extinguishment of debt of $167,000 recognized during the first six months of 2003 resulted from the write-off of unamortized deferred financing costs related to a loan that was retired before its scheduled maturity. The loss on extinguishment of debt in the first six months of 2002 consisted of prepayment penalties of $1.9 million and the write-off of $1.3 million of unamortized deferred financing costs.

Gain on Sales of Real Estate Assets

     The gain on sales of $4.1 million in 2003 resulted from gains on sales of 12 outparcels and two options on land. The gain on sales of $2.2 million in 2002 resulted from gains on five outparcels offset by losses on two outparcels and one department store building.

Equity in Earnings of Unconsolidated Affiliates

     The decrease in equity in earnings of unconsolidated affiliates of $1.6 million was due to a reduction of $2.0 million related to the three properties that are now consolidated, offset by improvements in the operations of the remaining unconsolidated affiliates. The improvement from the remaining unconsolidated affiliates was primarily attributable to Kentucky Oaks Mall, where occupancy increased 4.90% compared to the prior year. The increase in the equity in earnings of Kentucky Oaks Mall was $0.7 million.

Discontinued Operations

     Discontinued operations in 2003 relate to Capital Crossing, a community center in Raleigh, NC, that was sold during the first quarter of 2003 for a gain of $2.9 million. Discontinued operations in 2002 represent the operations of Capital Crossing plus five community centers and one office building that were sold during 2002. Two of the community centers and the office building were sold for gains and one community center was sold at a loss in the first six months of 2002.


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

     The Company's consolidated revenues were derived from the Company's property types as follows for the six months ended June 30, 2003:

Malls                                                      84.4%
Associated centers                                          3.4%
Community centers                                           9.1%
Mortgages, office building and other                        3.1%

Sales and Occupancy Costs

     For those tenants who occupy 10,000 square feet or less and have reported sales, mall shop sales in the 53 Stabilized Malls decreased by 1.5% on a comparable per square foot basis to $125.71 per square foot for the six months ended June 30, 2003 from $127.61 per square foot for the six months ended June 30, 2002.

     Total sales volume in the mall portfolio, including Non-Stabilized Malls, decreased 0.5% to $1.325 billion for the six months ended June 30, 2003 from $1.332 billion for the six months ended June 30, 2002. Sales were negatively impacted by severe winter weather and the effects of the war in Iraq.

     Occupancy costs as a percentage of sales for the Stabilized Malls for the six months ended June 30, 2003 and 2002, were 14.5% and 14.1%, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

Occupancy

     Occupancy for the Company's portfolio was as follows:

                                                        At June 30,
                                              ---------------------------------
                                                    2003             2002
                                              ----------------- ---------------
Total portfolio occupancy                        92.4%              91.1%
Total mall portfolio                             91.7%              89.4%
     Stabilized Malls (53)                       92.2%              89.7%
     Non-Stabilized Malls (2)                    77.8%              84.5%
Associated centers                               91.7%              95.9%
Community centers                                94.0%              94.3%

     Occupancy for the associated centers declined due to the acquisition of Westmoreland Crossing in Greensburg, PA, in December 2002, which has a 68,000 square foot former Ames store that is vacant. Excluding Westmoreland Crossing, occupancy for the associated centers would have been 95.3% at June 30, 2003. Occupancy for the Non-Stabilized Malls declined because Arbor Place in Douglasville, GA, was moved from the Non-Stabilized Mall category to the Stabilized Mall category.

Average Base Rents

     Average base rents per square foot for the portfolio were as follows:

                                               At June 30,
                                          ----------------------
                                                                      Percentage
                                                                       Increase
                                            2003          2002        (Decrease)
                                          --------       -------      ----------
Stabilized Malls                           $23.98        $23.22          3.3%
Non-Stabilized Malls                        26.52         21.87         21.3%
Associated centers                           9.88          9.78          1.0%
Community centers                            9.39          9.65        (2.7)%

Leasing Results

     The Company achieved the following results from renewal and new leasing for the six months ended June 30, 2003, compared to the base rent at the end of the lease term for spaces previously occupied:

                                     Base Rent          Base Rent
                                     Per Square         Per Square      Percentage
                                        Foot          Foot Renewal/      Increase
                                    Prior Lease       New Lease (1)     (Decrease)
                                    --------------    --------------    -----------
Stabilized malls                       $21.53             $21.99             2.1%
Associated centers                      15.33              14.43           (5.9)%
Community centers                       10.31              10.46             1.5%

(1) Average base rent over the term of the lease.

CASH FLOWS

     Cash provided by operating activities increased $2.3 million primarily due to the additional operations of the nine properties opened or acquired since the first quarter of 2002 and the three properties that are now consolidated. Additionally, the Company's cost recovery ratio increased to 98.9% in 2003 from 91.8% in 2002 as a result of increased portfolio occupancy and the recovery of capital expenditures from tenants.

     Cash used in investing activities increased $42.6 million primarily due to increases in other capital expenditures related to ongoing renovations of properties and a significant decrease in the amount of proceeds received on sales of real estate assets due to fewer transactions in the current year period as compared to the prior year period.

     Cash provided by financing activities was $20.5 million in 2003 as compared to cash used in financing activities of $21.0 million in 2002. The change was due to a significant decrease in the amount of loan borrowings and repayments, a significant decrease in proceeds from issuances of common and preferred stocks, an increase in distributions to minority investors and an increase in the amount of dividends paid.

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

     The Company's current capital structure includes:

|X|      property specific mortgages, which are generally non-recourse,
|X| construction loans, term loans, and revolving lines of credit, which have recourse to the Company
|X|      common stock and preferred stock, |X| joint venture investments and
|X|      a minority interest in the Operating Partnership.

     The Company anticipates that the combination of its equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue its capital programs substantially as in the past and make distributions to its shareholders in accordance with the requirements applicable to real estate investment trusts.

     The Company's policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. Based on the Company's share of total consolidated and unconsolidated debt and the market value of equity described below, the Company's debt-to-total-market capitalization (debt plus market value equity) ratio was 50.3% at June 30, 2003.

Equity

     As a publicly traded company, the Company has access to capital through both the public equity and debt markets.

     The Company has an effective shelf registration statement with the Securities and Exchange Commission, that authorizes the Company to publicly issue shares of preferred stock and common stock, preferred and common stock represented by depositary shares and warrants to purchase shares of common stock up to $562.0 million, which includes $62.3 million that is available under a previously filed shelf registration statement.

     On August 6, 2003, the Company agreed to issue 4,200,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C cumulative redeemable preferred stock with a par value of $0.01 per share. The underwriters of the offering have been granted an option, exercisable for 30 days, to purchase up to an additional 630,000 depositary shares. The Series C preferred stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). Dividends on the Series C preferred stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable before August 22, 2008. The net proceeds will be used to partially fund the purchase of the four malls to be acquired as discussed in the Acquisitions section that follows and for general corporate purposes, including funding future developments, expansions and acquisitions. The offering is scheduled to close on August 22, 2003.

     As of June 30, 2003, the minority interest in the Operating Partnership includes the 15.7% ownership interest in the Operating Partnership held by the Company's executive and senior officers that may be exchanged for approximately
8.8 million shares of common stock. Additionally, executive and senior officers and directors own approximately 2.3 million shares of the Company's outstanding common stock, for a combined total interest in the Operating Partnership of approximately 19.7%.

     Limited partnership interests issued to acquire the Richard E. Jacobs Group's interest in a portfolio of properties in January 2001 and March 2002, may be exchanged for approximately 12.0 million shares of common stock, which represents a 21.4% interest in the Operating Partnership. Other third-party interests may be exchanged for approximately 5.0 million shares of common stock, which represents an 8.9% interest in the Operating Partnership.

     Assuming the exchange of all limited partnership interests in the Operating Partnership for common stock, there would be approximately 55.8 million shares of common stock outstanding with a market value of approximately $2.40 billion at June 30, 2003 (based on the closing price of $43.00 per share on June 30, 2003). The Company's total market equity is $2.57 billion, which includes 2.675 million shares of Series A preferred stock ($66.9 million based on a liquidation preference of $25.00 per share) and 2.0 million shares of Series B preferred stock ($100.0 million based on a liquidation preference of $50.00 per share). The Company's executive and senior officers' and directors' ownership interests had a market value of approximately $478.8 million at June 30, 2003.

Debt

     The Company presents its total share of consolidated and unconsolidated debt because the Company believes that this amount provides investors with a clearer understanding of the Company's total debt obligations. The Company's share of mortgage debt on consolidated properties, adjusted for minority investors' interests in consolidated properties, and its pro rata share of mortgage debt on unconsolidated properties, consisted of the following at June 30, 2003 (in thousands):

                                                                                     Minority
                                                                 Company's Share    Investors'     Company's    Weighted
                                                                        of           Share of        Total      Average
                                                  Consolidated    Unconsolidated   Consolidated      Share      Interest
                                                      Debt             Debt            Debt         of Debt      Rate(1)
Total                                            --------------  ----------------  ------------  -------------  ----------
Fixed-rate debt:
     Non-recourse loans on operating properties      $1,973,945       $ 37,924       $(19,857)     $1,992,012      7.05%
                                                 --------------  ----------------  ------------  -------------
Variable-rate debt:
     Recourse term loans on operating properties        305,721         29,235             --         334,956      3.66%
     Lines of credit                                    245,000             --             --         245,000      2.15%
     Construction loans                                  16,248         14,962             --          31,210      2.82%
                                                 --------------  ----------------  ------------  -------------
     Total variable-rate debt                           566,969         44,197             --         611,166      3.01%
                                                 ==============  ================  ============  =============
Total                                                $2,540,914       $ 82,121       $(19,857)     $2,603,178      6.10%
                                                 ==============  ================  ============  =============

(1) Weighted-average interest rate before amortization of deferred financing costs.


     On February 26, 2003, the Company obtained an $85.0 million, non-recourse loan that is secured by Westmoreland Mall and Westmoreland Crossing in Greensburg, PA. The loan bears interest at a fixed rate of 5.05% and has a term of ten years with a 25-year amortization schedule.

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

     The Company's credit facilities total $365.0 million, of which $82.6 million was available at June 30, 2003. Additionally, the Company had other credit facilities totaling $19.6 million that are used only for issuances of letters of credit, of which $5.9 million was available at June 30, 2003.

     As of June 30, 2003, total commitments under construction loans were $161.8 million, of which $106.5 million was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction. The Company also had $13.6 million available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

     The Company has fixed the interest rate on $80.0 million of an operating property's debt at a rate of 6.95% using an interest rate swap agreement that expires in August 2003. The Company did not incur any fees for the swap agreement. The Company also has an interest rate cap of 5.50% that was in place on the $40.0 million of variable rate debt the Company assumed in connection with its acquisition of Sunrise Mall (see Acquisitions). The interest rate cap agreement expires in May 2004.

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

Developments and Expansions

     The following development projects are currently under construction:

                                                                                                         Projected
               Property                               Location                      GLA                Opening Date
-------------------------------------   ------------------------------------   --------------   ---------------------------
MALL
----
Coastal Grand                           Myrtle Beach, SC                           902,000              March 2004
    (50/50 Joint Venture)*

ASSOCIATED CENTER
-----------------
The Shoppes of Panama City              Panama City, FL                            110,000             February 2004

COMMUNITY CENTERS
-----------------
Waterford Commons                       Waterford, CT                              348,000            September 2003
      (75/25 Joint Venture)**

Wilkes-Barre Township Marketplace       Wilkes-Barre Township, PA                  281,000               May 2004

*  Joint venture development.
** The Company will own at least 75% of the joint venture.

     The following renovation projects are currently under construction:

          Property                      Location                        Projected Completion Date
          -----------------------       ------------------------        -------------------------
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

Acquisitions

     On May 1, 2003, the Company acquired Sunrise Mall, a 740,000 square foot regional mall, and Sunrise Commons, a 225,000 square foot associated center, in Brownsville, TX, for a total purchase price of $80.7 million. The total purchase price consisted of $40.7 million in cash and the assumption of a non-recourse loan of $40.0 million that bears interest at 300 basis points over LIBOR, with a minimum rate of 4.90%. This debt was assumed subject to a pre-existing interest rate cap of 5.50%.

     On July 25, 2003, the Company announced that it had entered into separate agreements to acquire four regional malls for a total purchase price of $340.0 million. The purchase price will consist of cash and the assumption of $170.0 million of non-recourse fixed rate debt with a weighted average interest rate of 7.71%. The Company anticipates that three of the transactions will close during the third quarter of 2003 and that the fourth will close during the fourth quarter of 2003.

Dispositions

     On February 28, 2003, the Company sold Capital Crossing, a community center in Raleigh, NC, for $7.8 million and recognized a net gain on discontinued operations of $2.9 million.

     In addition, the Company sold twelve outparcels, plus two options on land, and recognized a total net gain of $4.1 million during the six months ended June 30, 2003.

     On August 6, 2003, the Company a community center for $1.1 million and recognized a gain of $0.4 million. The results of operations of this community center will be reflected as discontinued operations beginning in the third quarter of 2003.

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

     Including its share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, the Company spent $19.3 million during the first six months of 2003 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures, a majority of which are recovered from tenants, were $13.7 million for the first six months of 2003. Renovation expenditures, which include some deferred maintenance items, were $40.8 million for the six months ended June 30, 2003, a portion of which is recovered from tenants. Deferred maintenance expenditures and renovation expenditures included $4.3 million for the resurfacing and the improved lighting of parking lots and $4.2 million for roof repairs and replacements.

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

CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of a company's financial condition and results of operations and requires significant judgment or complex estimation processes. The Company believes that its most significant accounting policies are those related to revenue recognition, accounting for the development of real estate assets and evaluating long-lived assets for impairment.

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

     The Company capitalizes predevelopment project costs paid to third parties. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, all direct costs incurred to construct the project, including interest and real estate taxes are capitalized. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the amount of time applicable personnel work on the development project, and the investment in the project relative to all development projects. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the assets, whichever is shorter. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     In accordance with Statement of Financial Accounting Standards Nos. 141 and 142, when operating real estate assets are acquired, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company determines the estimates of fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. The capitalized above market (deferred charge) or below market (deferred credit) intangible is amortized to rental income over the remaining non-cancelable term of the respective leases. The intangible related to in-place leases is amortized over the remaining term of the respective leases.

     The Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. At June 30, 2003, the Company did not own any real estate assets that were impaired.


ACCOUNTING FOR STOCK OPTIONS

     Historically, the Company has accounted for stock options using the intrinsic value method of APB No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company began recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of Statement of Financial Accountings Standards No. 123, "Accounting for Stock-Based
Compensation." There were no stock options granted during the six months ended June 30, 2003.


RECENT ACCOUNTING PRONOUNCEMENTS

     As described in Note 12 to the unaudited consolidated financial statements, the FASB has issued certain statements that were effective January 1, 2003.


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


FUNDS FROM OPERATIONS

     Funds from operations ("FFO") is a widely used measure of the operating performance of real estate investment trusts that supplements net income determined in accordance with generally accepted accounting principles ("GAAP"). The Company computes FFO in accordance with the National Association of Real Estate Investment Trusts' definition of FFO, which is net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Beginning with the first quarter of 2003, the Company includes gains on sales of outparcels in FFO to comply with the Securities and Exchange Commission's rules related to disclosure of non-GAAP financial measures. FFO for the comparable periods of 2002 have been restated to include gains on sales of outparcels.

     The Company believes that FFO provides an additional indicator of the operating performance of the Company's properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of well-maintained real estate assets have historically risen or fallen with market conditions, the Company believes that FFO provides investors with a better understanding of the Company's operating performance.

     The use of FFO as an indicator of operating performance is influenced not only by the operations of the properties and interest rates, but also by the capital structures of the Company and the Operating Partnership. Accordingly, FFO will be one of the significant factors considered by the Board of Directors in determining the amount of cash distributions the Operating Partnership will make to its partners, including the REIT.

     FFO does not represent cash flow from operations as defined by accounting principals generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating the Company's operating performance or to cash flow as a measure of liquidity.

     For the three months ended June 30, 2003, FFO increased $8.0 million, or 13.5%, to $67.4 million from $59.4 million for the same period in 2002. For the six months ended June 30, 2003, FFO increased by $19.8 million, or 17.3%, to $134.7 million as compared to $114.9 million for the same period in 2002. The increase in FFO is primarily attributable to the results of operations of the properties added to the portfolio, increases in base rents and tenant reimbursements at the existing properties and increases in gains on outparcel sales. These increases were offset by reductions related to operating properties that were sold and a reduction in lease termination fees. Lease termination fees were $1.2 million and $3.8 million in the three months ended June 30, 2003 and 2002, respectively, and $1.6 million and $4.6 million in the six months ended June 30, 2003 and 2002, respectively. Gains on sales of outparcels were $3.0 million and $1.8 million in the three months ended June 30, 2003 and 2002, respectively, and $4.1 million and $2.2 million in the six months ended June 30, 2003 and 2002, respectively.

     The Company's calculation of FFO is as follows (in thousands):

                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                          June 30,
                                                                 ---------------------------     --------------------------
                                                                     2003           2002             2003           2002
                                                                 -----------     -----------     -----------     ----------
Consolidated net income available to common shareholders         $  21,022       $  18,911       $  43,798       $  36,295
Depreciation and amortization from consolidated properties          27,690          23,646          54,002          46,127
Depreciation and amortization from unconsolidated
    affiliates                                                       1,123             848           2,019           1,772
Depreciation and amortization from discontinued
    operations                                                          --             214              10             465
Minority interest in earnings of operating partnership              17,979          16,335          38,616          32,532
Minority investors' share of depreciation and amortization
    in shopping center properties                                     (275)           (302)           (541)           (694)
Gain on discontinued operations                                         --            (164)         (2,935)         (1,406)
Depreciation and amortization of non-real estate assets               (133)           (116)           (266)           (227)
                                                                 -----------     -----------     -----------     ----------
FUNDS FROM OPERATIONS                                            $  67,406       $  59,372       $ 134,703       $ 114,864
                                                                 ===========     ===========     ===========     ==========
DILUTED WEIGHTED AVERAGE SHARES AND
    POTENTIAL DILUTIVE COMMON SHARES
    WITH OPERATING PARTNERSHIP UNITS
    FULLY CONVERTED                                                 56,748          54,966          56,625          53,399


                      Item 3: Quantitative and Qualitative
                          Disclosure About Market Risk

     The Company has exposure to interest rate risk on its debt obligations and derivative financial instruments. The Company uses derivative financial instruments to manage its exposure to changes in interest rates and not for speculative purposes. The Company's interest rate risk management policy requires that derivative instruments be used for hedging purposes only and that they be entered into only with major financial institutions based on their credit ratings and other factors.

     Based on the Company's share of consolidated and unconsolidated variable rate debt at June 30, 2003, excluding debt fixed using an interest rate swap agreement, a 0.5% increase or decrease in interest rates on this variable rate debt would decrease or increase annual cash flows by approximately $3.1 million and, after the effect of capitalized interest, annual earnings by approximately $2.7 million.

     Based on the Company's share of consolidated and unconsolidated debt at June 30, 2003, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $52.9 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $54.6 million.

     See Note 4 to the unaudited consolidated financial statements for a description of the Company's derivative financial instruments.


                     Item 4: Controls and Procedures

     As of the end of the period covered by this quarterly report, an evaluation, under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings
        None

ITEM 2: Changes in Securities
        None

ITEM 3: Defaults Upon Senior Securities
        None

ITEM 4: Submission of  Matter to a Vote of Security Holders

        The Company held its Annual Meeting of Shareholders on May 5, 2003. The matters that were submitted to a vote of shareholders and the related results are as follows:


     1. The following directors were re-elected to three-year terms that expire in 2006:

          |X| John N. Foy (23,503,501 votes for and 2,341,328 votes against or withheld),

          |X| Martin J. Cleary (23,502,621 votes for and 2,342,208 votes against or withheld), and

          |X| William J. Poorvu (23,396,272 votes for and 2,448,557 votes against or withheld).

               The  following   additional   directors  are  presently   serving
               three-year terms, which continue beyond the 2003 Annual Meeting:

                    |X| Charles B. Lebovitz (term expires 2005), |X| Stephen D. Lebovitz (term expires 2004), |X| Claude M. Ballard (term expires 2005), |X| Gary L. Bryenton (term expires 2005), |X| Leo Fields (term expires 2005), and
                    |X|  Winston W. Walker (term expires 2004).

     2. An amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's preferred stock, $0.01 par value, from 5,000,000 shares to 15,000,000 shares was approved (Common stock: 18,622,284 votes for and 4,764,369 against; Series A Preferred Stock: 1,456,555 votes for and 88,579 against; Series B Preferred Stock: 1,107,842 votes for and 9,350 against).

     3. The adoption of an Amended and Restated Stock Incentive Plan for the Company was approved (20,811,948 votes for and 2,545,071 against).

ITEM 5: Other Information
        None

ITEM 6: Exhibits and Reports on Form 8-K

          A.   Exhibits



               10.1 Form of Stock  Restriction  Agreement for  restricted  stock awards with annual installment vesting, see page 36.

               10.2 Amended and Restated CBL & Associates Properties, Inc. Stock
                    Incentive Plan(t) page 38.

             10.2.1 Form of  Stock  Restriction Agreement  for restricted  stock awards with annual installment vesting, see page 58.

               31.1 Certification  pursuant  to  Securities  Exchange  Act  Rule
                    13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 61.

               31.2 Certification  pursuant  to  Securities  Exchange  Act  Rule
                    13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 62.

               32.1 Certification pursuant to 18 U.S.C Section 1350 by the Chief
                    Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 63.

               32.2 Certification  pursuant  to 18  U.S.C.  Section  1350 by the
                    Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 64.

               t A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.


          B.   Reports on Form 8-K

               The  following items were reported:

               The outline from the Company's July 25, 2003 conference call with analysts and investors regarding earnings, the Company's earnings release and the Company's supplemental information package (Items 9 and 12) were furnished on July 25, 2003.

               The disclosures required by Regulation G related to the Company's 2002 Annual Report on Form 10-K, which was filed on March 21, 2003, were filed on August 5, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           /s/ John N. Foy
                        --------------------------------------------------------
                         Vice Chairman of the Board, Chief Financial Officer and
                                               Treasurer
                                   (Authorized Officer of the Registrant,
                                        Principal Financial Officer)


Date: August 14, 2003