Form 10-Q
period 2003-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2003-11-14
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                           COMMISSION FILE NO. 1-12494


                        CBL & ASSOCIATES PROPERTIES, INC.
-------------------------------------------------------------------------------
             (Exact Name of registrant as specified in its charter)

           DELAWARE                                      62-1545718
-------------------------------------       -----------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                            Number)

        2030 Hamilton Place Blvd., Suite 500, Chattanooga, TN 37421-6000
-------------------------------------------------------------------------------
           (Address of principal executive office, including zip code)

       Registrant's telephone number, including area code  (423) 855-0001
                                                          -------------------
                                       N/A
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or such shorter period that the Registrant was required to file such report) and (2) has been subject to such filing requirements for the past ninety (90) days.

                      YES      |X|            NO       |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                     YES      |X|            NO       |_|

As of November 11, 2003, there were 30,251,431shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.



PART I - FINANCIAL INFORMATION

        ITEM 1: Financial Statements..........................................3
        ----------------------------
        Consolidated Balance Sheets...........................................4
        ---------------------------
        Consolidated Statements Of Operations.................................5
        -------------------------------------
        Consolidated Statements of Cash Flows.................................6
        -------------------------------------
        Notes to Unaudited Consolidated Financial Statements..................7
        ----------------------------------------------------
        ITEM 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............16
        ------------------------------------------------------
        ITEM 3:  Quantitative and Qualitative Disclosures
                 About Market Risk...........................................32
        -------------------------------------------------
        ITEM 4:  Controls and Procedures.....................................32
        --------------------------------

PART II - OTHER INFORMATION

        ITEM 1:     Legal Proceedings........................................33
        -------     -----------------
        ITEM 2:     Changes in Securities and Use of Proceeds................33
        -------     -----------------------------------------
        ITEM 3:     Defaults Upon Senior Securities..........................33
        -------     -------------------------------
        ITEM 4:     Submission of Matters to a Vote of Security Holders......33
        -------     ---------------------------------------------------
        ITEM 5:     Other Information........................................33
        -------     -----------------
        ITEM 6:     Exhibits and Reports on Form 8-K.........................33
        -------     --------------------------------

SIGNATURE....................................................................35

                        CBL & Associates Properties, Inc.



ITEM 1: Financial Statements

         The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be obtained for the full fiscal year.

         These financial statements should be read in conjunction with CBL & Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Form 10-K for the year ended December 31, 2002.

                        CBL & Associates Properties, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                September 30,           December 31,
                                                                                    2003                    2002
                                                                               ----------------       ----------------
ASSETS
Real estate assets:
  Land..............................................................               $  620,818             $  570,818
  Buildings and improvements........................................                3,683,102              3,394,787
                                                                               ----------------       ----------------
                                                                                    4,303,920              3,965,605
    Less accumulated depreciation...................................                 (510,047)              (434,840)
                                                                               ----------------       ----------------
                                                                                    3,793,873              3,530,765
  Developments in progress..........................................                  102,099                 80,720
                                                                               ----------------       ----------------
    Net investment in real estate assets............................                3,895,972              3,611,485
Cash and cash equivalents...........................................                   25,188                 13,355
Receivables:
  Tenant, net of allowance for doubtful accounts of $2,889 in
     2003 and $2,861 in 2002........................................                   41,947                 37,994
  Other.............................................................                    5,130                  3,692
Mortgage and other notes receivable.................................                   21,900                 23,074
Investments in unconsolidated affiliates............................                   77,152                 68,232
Other assets........................................................                   63,240                 37,282
                                                                               ----------------       ----------------
                                                                                  $ 4,130,529            $ 3,795,114
                                                                               ================       ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................              $ 2,618,216            $ 2,402,079
Accounts payable and accrued liabilities............................                  157,837                151,332
                                                                               ----------------       ----------------
  Total liabilities.................................................                2,776,053              2,553,411
                                                                               ----------------       ----------------
Minority interests..................................................                  494,439                500,513
                                                                               ----------------       ----------------
Commitments and contingencies (Note 10).............................
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
     9.0% Series A Cumulative Redeemable Preferred Stock,
         2,675,000 shares outstanding in 2003 and 2002..............                       27                     27
     8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2003 and in 2002 ..........                       20                     20
     7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2003 and none in 2002 .......                        5                     --
  Common stock, $.01 par value, 95,000,000 shares authorized,
    30,210,653 and 29,797,469 shares issued and outstanding
    in 2003 and 2002, respectively..................................                      302                    298
  Additional paid - in capital......................................                  878,919                765,686
  Accumulated other comprehensive loss..............................                       --                 (2,397)
  Deferred compensation.............................................                   (1,706)                    --
  Accumulated deficit...............................................                  (17,530)               (22,444)
                                                                               ----------------       ----------------
    Total shareholders' equity......................................                  860,037                741,190
                                                                               ----------------       ----------------
                                                                                  $ 4,130,529            $ 3,795,114
                                                                               ================       ================

     The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended                Nine Months Ended
                                                                        September 30,                    September 30,
                                                                 ---------------------------      ----------------------------
                                                                     2003            2002              2003            2002
                                                                 -------------  ------------      --------------  ------------
REVENUES:
Rentals:
   Minimum rents.....................................              $106,341         $95,012          $313,813        $280,439
   Percentage rents..................................                 2,228           2,093             9,756          10,608
   Other rents.......................................                 1,624           1,277             5,415           5,033
Tenant reimbursements................................                50,470          43,172           152,644         125,497
Management, development and leasing fees.............                 1,221           1,754             3,946           5,507
Other................................................                 3,592           3,135            10,741          11,097
                                                                 -------------  ------------      --------------  ------------
  Total revenues.....................................               165,476         146,443           496,315         438,181
                                                                 -------------  ------------      --------------  ------------
EXPENSES:
Property operating...................................                26,575          24,664            82,886          74,151
Depreciation and amortization........................                28,385          24,084            82,362          70,183
Real estate taxes....................................                13,149          11,946            39,947          34,732
Maintenance and repairs..............................                 9,636           9,266            29,792          26,711
General and administrative...........................                 7,228           5,499            20,225          16,706
Other................................................                 2,703           2,282             7,359           8,089
                                                                 -------------  ------------      --------------  ------------
  Total expenses.....................................                87,676          77,741           262,571         230,572
                                                                 -------------  ------------      --------------  ------------
Income from operations...............................                77,800          68,702           233,744         207,609
Interest income......................................                   639             841             1,804           1,824
Interest expense.....................................               (38,051)        (36,620)         (113,369)       (107,456)
Loss on extinguishment of debt.......................                    --            (210)             (167)         (3,399)
Gain on sales of real estate assets..................                   837             497             4,943           2,702
Equity in earnings of unconsolidated affiliates......                   922           2,353             3,410           6,455
Minority interest in earnings:
  Operating partnership..............................               (17,235)        (14,599)          (55,851)        (47,131)
  Shopping center properties.........................                  (605)           (389)           (2,038)         (2,522)
                                                                 -------------  ------------      --------------  ------------
Income before discontinued operations................                24,307          20,575            72,476          58,082
Operating income (loss) of discontinued operations...                   (32)            417                46           1,428
Gain on discontinued operations......................                   633             165             3,568           1,572
                                                                 -------------  ------------      --------------  ------------
Net income...........................................                24,908          21,157            76,090          61,082
Preferred dividends..................................                (4,683)         (3,692)          (12,067)         (7,319)
                                                                 -------------  ------------      --------------  ------------
Net income available to common shareholders..........               $20,225         $17,465           $64,023         $53,763
                                                                 =============  ============      ==============  ============
Basic per share data:
    Income before discontinued operations,
       net of preferred dividends....................                $0.65           $0.57              $2.02           $1.79
    Discontinued operations..........................                 0.02            0.02               0.12            0.11
                                                                 -------------  ------------      --------------  ------------
    Net income available to common shareholders......                $0.67           $0.59              $2.14           $1.90
                                                                 =============  ============      ==============  ============
    Weighted average common shares outstanding                      30,022          29,616             29,879          28,364
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends....................                $0.63           $0.55              $1.94           $1.74
    Discontinued operations..........................                 0.02            0.02               0.12            0.10
                                                                 -------------  ------------      --------------  ------------
    Net income available to common shareholders......                $0.65           $0.57              $2.06           $1.84
                                                                 =============  ============      ==============  ============
Weighted average common and potential dilutive
    common shares outstanding........................               31,301          30,476             31,070          29,191

   The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      ---------------------------------
                                                                                           2003               2002
                                                                                      ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                    $76,090           $61,082
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 62,817            56,566
  Amortization................................................................                 23,066            15,713
  Gain on sales of real estate assets.........................................                 (4,943)           (2,702)
  Gain on discontinued operations.............................................                 (3,568)           (1,572)
  Loss on extinguishment of debt..............................................                    167             3,399
  Issuance of stock under incentive plan......................................                  1,617             1,503
  Write-off of development projects...........................................                    153                58
  Deferred compensation.......................................................                    269                --
  Amortization of deferred compensation.......................................                    155                --
  Minority interest in earnings...............................................                 57,889            49,646
  Amortization of market value of acquired leases.............................                    (82)               --
Changes in:
  Tenant and other receivables................................................                 (5,697)            1,017
  Other assets................................................................                (16,242)          (11,429)
  Accounts payable and accrued liabilities....................................                  3,529            23,258
                                                                                      ---------------    --------------
          Net cash provided by operating activities...........................                195,220           196,539
                                                                                      ---------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate assets........................................                (85,416)          (54,145)
    Additions to real estate assets...........................................                (69,950)          (53,480)
    Other capital expenditures................................................               (100,492)          (70,362)
    Capitalized interest......................................................                 (4,512)           (3,454)
    Additions to other assets.................................................                 (7,083)           (1,537)
    Proceeds from sales of real estate assets.................................                 19,831            83,358
    Payments received on mortgage notes receivable............................                  1,174             1,809
    Additions to mortgage notes receivable....................................                     --            (5,819)
    Distributions in excess of equity in earnings of unconsolidated affiliates                    222               690
    Additional investments in and advances to unconsolidated affiliates.......                 (9,142)           (5,955)
                                                                                      ---------------    --------------
          Net cash used in investing activities...............................               (255,368)         (108,895)
                                                                                      ---------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                383,959           565,362
    Principal payments on mortgage and other notes payable....................               (282,276)         (748,095)
    Additions to deferred financing costs.....................................                 (4,462)           (5,176)
    Prepayment penalties on extinguishment of debt............................                     --            (1,875)
    Proceeds from issuance of common stock....................................                  3,574           117,121
    Proceeds from issuance of preferred stock.................................                111,272            96,397
    Proceeds from exercise of stock options...................................                  5,969             4,737
    Purchase of minority interest.............................................                (21,013)               --
    Repurchase of preferred stock.............................................                     --            (5,000)
    Distributions to minority investors.......................................                (54,134)          (48,929)
    Dividends paid............................................................                (70,908)          (53,578)
                                                                                      ---------------    --------------
          Net cash provided by (used in) financing activities.................                 71,981           (79,036)
                                                                                      ---------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                 11,833             8,608
CASH AND CASH EQUIVALENTS, beginning of period                                                 13,355            10,137
                                                                                      ---------------    --------------
CASH AND CASH EQUIVALENTS, end of period......................................                $25,188           $18,745
                                                                                      ===============    ==============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................               $111,761          $106,670
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

                        CBL & Associates Properties, Inc.

              Notes to Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)


Note 1 - Organization and Basis of Presentation

         CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the development, acquisition and operation of regional shopping malls and community centers. CBL's shopping center properties are located primarily in the Southeast, as well as in select markets in the Northeast and Midwest regions of the United States.

         CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At September 30, 2003, the Operating Partnership owns controlling interests in 52 regional malls, 20 associated centers (each adjacent to a regional shopping mall), 61 community centers and an office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owns non-controlling interests in four regional malls, two associated centers and two community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership currently has under construction one mall, which is owned in a joint venture, three mall expansions, one associated center, two community centers and one community center expansion. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

         CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2003, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.7% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 52.8% limited partnership interest for a combined interest held by CBL of 54.5%.

         The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired Jacobs' interests in 23 properties in January 2001. At September 30, 2003, CBL's Predecessor owned a 15.8% limited partnership interest, Jacobs owned a 21.6% limited partnership interest and third parties owned an 8.1% limited partnership interest in the Operating Partnership. CBL's Predecessor also owned 2.3 million shares of CBL's common stock at September 30, 2003, for a combined total interest of 19.9% in the Operating Partnership.

         Under the terms of the Operating Partnership's limited partnership agreement, each of the limited partners has the right to exchange all or a portion of its partnership interests for shares of CBL's common stock or their cash equivalent, at CBL's election. In such case, CBL assumes the limited partner's ownership interests in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal on a one-for-one basis to the number of partnership units exchanged by the limited partner. The amount of cash received by the limited partner, if CBL elects to pay cash, will be based on the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the limited partnership interests in the Operating Partnership nor the shares of common stock of CBL are subject to any right of mandatory redemption.

         The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership has a controlling financial interest in the Management Company based on the following factors:

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

|X| The remaining 94% of the Management Company's common stock is owned by individuals who are directors and/or officers of CBL (with the exception of one individual who is a member of the immediate family of a director of
     CBL) and whose interests are aligned with those of CBL. These individuals contributed nominal amounts of equity in exchange for their interest in the Management Company's common stock.

|X| All of the members of the Management Company's Board of Directors are members of CBL's Board of Directors.

         All of these factors result in Operating Partnership having a controlling financial interest in the Management Company and, accordingly, the Management Company is treated as a consolidated subsidiary.

         CBL, the Operating Partnership and the Management Company are collectively referred to herein as "the Company".

Note 2 - Investments In Unconsolidated Affiliates

         The Company owns non-controlling interests in four regional malls, two associated centers and two community centers, as well as one mall under construction, vacant land held for sale or lease and one development property. Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                   Company's Share for the
                                                Total for the Nine Months                Nine Months
                                                   Ended September 30,               Ended September 30,
                                                ---------------------------       --------------------------
                                                   2003             2002             2003            2002
                                                -------------   -----------       -----------    -----------
Revenues                                            $30,354        $41,303          $17,725         $24,382
Depreciation and amortization                        (5,445)        (5,099)          (3,001)         (3,137)
Interest expense                                     (8,601)       (10,767)          (6,230)         (7,301)
Other operating expenses                             (8,888)       (11,921)          (5,084)         (7,489)
                                                -------------   -----------       -----------    -----------
Income from operations                               $7,420        $13,576           $3,410          $6,455
                                                =============   ===========       ===========    ===========

Note 3 - Mortgage and Other Notes Payables

         Mortgage and other notes payable consisted of the following at September 30, 2003 and December 31, 2002, respectively:

                                                         September 30, 2003                 December 31, 2002
                                                    ------------------------------     ---------------------------
                                                                        Weighted                         Weighted
                                                                        Average                          Average
                                                                        Interest                         Interest
                                                        Amount          Rate(1)             Amount       Rate(1)
                                                    --------------  --------------     --------------  -----------
   Fixed-rate debt:
      Non-recourse loans on operating properties      $2,233,582         6.76%            $1,867,915      7.16%

   Variable-rate debt:
      Recourse term loans on operating properties        127,634         2.56%               290,954      3.98%
      Lines of credit                                    257,000         2.12%               221,275      2.69%
      Construction loans                                      --           --                 21,935      3.08%
      Total variable-rate debt                           384,634         2.26%               534,164      3.41%
   Total                                            --------------                     --------------
                                                      $2,618,216         6.10%            $2,402,079      6.32%
                                                    ==============                     ==============

(1) Weighted-average interest rate before amortization of deferred financing costs.

         On February 26, 2003, the Company obtained an $85,000 non-recourse loan that is secured by Westmoreland Mall and Westmoreland Crossing in Greensburg, PA. The loan bears interest at 5.05% and has a term of ten years with payments based on a 25-year amortization schedule.

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

         As discussed in Note 6, the Company assumed $40,000 of variable-rate debt in connection with its acquisition of Sunrise Mall on May 1, 2003. The debt bears interest at LIBOR plus 300 basis points, with a floor of 4.90%, and matures in May 2004. This debt was assumed subject to a pre-existing interest rate cap of 5.50%.

         As discussed in Note 6, on September 10, 2003, the Company assumed $64,245 of non-recourse, fixed-rate debt in connection with its acquisition of Cross Creek Mall. The debt bears interest at a rate of 7.40% and matures in April 2012. Since the debt's stated interest rate of 7.40% was above market rates for similar debt instruments at the date of acquisition, the Company has recorded a debt premium of $10,209, which will be amortized as a reduction to interest expense over the remaining term of the debt. Amortization of the debt premium was not significant for the three months ended September 30, 2003.

         On September 12, 2003, the Company closed four long-term, non-recourse, fixed-rate mortgage loans totaling $196,000 that are secured by three of the Company's regional malls and one associated center. The loans bear interest at rates ranging from 4.52% to 5.45%, with a weighted average rate of 4.85%, and have terms of five to ten years, with a weighted average term of 6.5 years.

        In order to fund a portion of its acquisition of the four-mall portfolio discussed in Note 15, the Company obtained a short-term, unsecured credit facility of $130,000 that will bear interest at LIBOR plus 1.30% and mature on January 31, 2004. This credit facility can be extended at the Company's option for two additional periods of four months each. No amounts were outstanding under this facility as of September 30, 2003. On October 1, 2003, the Company borrowed $82,352 under this facility to fund the acquisition of the second and third malls, which was subsequently repaid with proceeds from the sale to Galileo America REIT discussed in Note 15.

         The Company's secured credit facilities total $365,000, of which $87,846 was available at September 30, 2003. In addition to the $257,000 of outstanding borrowings, there was also $20,154 outstanding for letters of credit under the secured credit facilities. Additionally, the Company had other credit facilities totaling $19,585 that are used only for issuances of letters of credit, of which $6,413 was available at September 30, 2003.

         As of September 30, 2003, the Company had $10,267 available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

         The weighted average remaining term of the Company's consolidated debt was 5.6 years at September 30, 2003 and 5.7 years at December 31, 2002.

         In May 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). SFAS No. 145 was effective for the Company on January 1, 2003. All losses on extinguishment of debt that were classified as an extraordinary item in prior periods have been reclassified as an unusual expense in the accompanying consolidated statements of operations.

         Seventeen malls, six associated centers and the office building are owned by special purpose entities that are included in the consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, which are each encumbered by a commercial mortgage backed securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Note 4 -Derivative Financial Instruments

         The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. At September 30, 2003, the Company had an interest rate cap of 5.50%, which expires May 7, 2004, that was in place on $40,000 of variable-rate debt assumed in connection with the acquisition of Sunrise Mall during the second quarter (see Note 6). At September 30, 2003, the interest rate cap's fair value was $0.

         During the quarter ended September 30, 2003, the Company had one interest rate swap agreement that expired on August 30, 2003. Other comprehensive income of $626 was recorded during the quarter related to the reduction of this interest rate swap's fair value to zero due to its expiration.

         The Company is exposed to credit losses if the counterparty to the cap agreement is unable to perform; therefore, the Company continually monitors the credit standing of the counterparty.

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

                                                         Associated      Community
Three Months Ended September 30, 2003        Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                   $138,347        $ 6,351        $ 15,800           $ 4,978      $ 165,476
Property operating expenses (1)             (48,710)        (1,563)         (3,388)            4,301        (49,360)
Interest expense                            (34,734)        (2,038)         (2,013)              734        (38,051)
Other expense                                     0              0               0           (2,703)         (2,703)
Gain on sales of real estate assets             539              0               1               297            837
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                    $ 55,442        $ 2,750        $ 10,400           $ 7,607         76,199
                                         ============    ============   ============       ===========
Depreciation and amortization                                                                               (28,385)
General and administrative                                                                                   (7,228)
Interest income                                                                                                 639
Loss on extinguishment of debt                                                                                   --
Equity in earnings and minority
   interest in earnings                                                                                     (16,918)
                                                                                                         -----------
Income before discontinued operations                                                                     $  24,307
                                                                                                         ===========
Capital expenditures (2)                   $188,880        $ 3,062        $ 14,525           $ 4,066      $ 210,533



                                                         Associated      Community
Three Months Ended September 30, 2002        Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                   $121,271        $ 4,595        $ 15,140           $ 5,437      $ 146,443
Property operating expenses (1)             (43,058)        (1,046)         (3,897)            2,125        (45,876)
Interest expense                            (32,543)          (921)         (2,201)             (955)       (36,620)
Other expense                                    --             --              --            (2,282)        (2,282)
Gain on sales of real estate assets              (2)            --             (21)              520            497
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                    $ 45,668        $ 2,628        $  9,021           $ 4,845         62,162
                                         ============    ============   ============       ===========
Depreciation and amortization                                                                               (24,084)
General and administrative                                                                                   (5,499)
Interest income                                                                                                 841
Loss on extinguishment of debt                                                                                 (210)
Equity in earnings and minority
  interest in earnings                                                                                      (12,635)
                                                                                                         -----------
Income before discontinued operations                                                                     $  20,575
                                                                                                         ===========
Capital expenditures (2)                   $ 32,675        $ 1,829        $  2,228           $ 7,885      $  44,617


                                                         Associated      Community
Nine Months Ended September 30, 2003         Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                   $417,868        $17,551        $ 45,851           $15,045     $  496,315
Property operating expenses (1)            (143,973)        (4,198)        (10,513)            6,059       (152,625)
Interest expense                           (101,970)        (3,938)         (6,002)           (1,459)      (113,369)
Other expense                                    --             --              --            (7,359)        (7,359)
Gain (loss) on sales of real estate
assets                                          534             --             754             3,655          4,943
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                    $172,459        $ 9,415        $ 30,090           $15,941        227,905
                                         ============    ============   ============       ===========
Depreciation and amortization                                                                               (82,362)
General and administrative                                                                                  (20,225)
Interest income                                                                                               1,804
Loss on extinguishment of debt                                                                                 (167)
Equity in earnings and minority
  interest in earnings                                                                                      (54,479)
                                                                                                         -----------
Income before discontinued operations                                                                    $   72,476
                                                                                                         ===========
Total assets (2)                         $3,351,809       $189,643        $479,600          $109,477     $4,130,529
Capital expenditures (2)                 $  326,742       $ 18,303        $ 31,528          $  4,438     $  381,011

                                                         Associated      Community
Nine Months Ended September 30, 2002         Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  365,882       $ 14,026        $ 44,962          $ 13,311     $  438,181
Property operating expenses (1)            (127,800)        (3,248)        (11,629)            7,083       (135,594)
Interest expense                            (91,517)        (2,853)         (7,243)           (5,843)      (107,456)
Other expense                                    --             --              --            (8,089)        (8,089)
Gain (loss) on sales of real estate
assets                                         (286)             --             68             2,920          2,702
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $  146,279       $  7,925        $ 26,158          $  9,382        189,744
                                         ============    ============   ============       ===========
Depreciation and amortization                                                                               (70,183)
General and administrative                                                                                  (16,706)
Interest income                                                                                               1,824
Loss on extinguishment of debt                                                                               (3,399)
Equity in earnings and minority
  interest in earnings                                                                                      (43,198)
                                                                                                         -----------
Income before discontinued operations                                                                    $   58,082
                                                                                                         ===========
Total assets (2)                         $2,856,626       $125,901        $442,572          $122,556     $3,547,655
Capital expenditures (2)                 $  227,291       $  4,232        $ 28,606          $ 44,401     $  304,530

(1) Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2) Amounts include investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 6 - Acquisitions

         On May 1, 2003, the Company acquired Sunrise Mall and its associated center, Sunrise Commons, which are located in Brownsville, TX. The total purchase price of $80,686 consisted of $40,686 in cash and the assumption of $40,000 of variable-rate debt. See Note 3 for a description of the assumed debt.

         On September 10, the Company acquired Cross Creek Mall in Fayetteville, NC for a purchase price of $116,729, which consisted of $52,484 in cash and the assumption of $64,245 of non-recourse, fixed-rate debt. See Note 3 for a description of the terms of the assumed debt.

         The results of operations of Sunrise Mall, Sunrise Commons and Cross Creek Mall have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates.

Land                                                  $   30,757
Building and improvements                                168,637
Above-market lease assets                                  2,629
In-place lease assets                                      5,539
                                                     -----------
    Total assets                                         207,562
Debt                                                     (64,245)
Debt premium                                             (10,209)
                                                     -----------
Net assets acquired                                   $   93,108
                                                     ===========

         In September 2003, the Company acquired the remaining 25% ownership interest in Waterford Commons, a community center in Waterford, CT, for $2,736 in cash.

         As a result of the application of SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", to real estate assets acquired after January 1, 2002, the Company recorded a net reduction in revenues of $17 and $0 related to the amortization of above and below market lease assets during the three months ended September 30, 2003 and 2002, respectively. The Company recorded a net increase of $82 and $0 for the nine months ended September 30, 2003 and 2002, respectively.

Note 7 - Discontinued Operations

         During the nine months ended September 30, 2003, the Company sold three community centers for $9,970 and recognized a net gain on discontinued operations of $3,568. Total revenues from these community centers were $38 and $258 for the three months ended September 30, 2003 and 2002, respectively, and $306 and $792 for the nine months ended September 30, 2003 and 2002, respectively.

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

                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                    --------------------------------  -------------------------------
                                                          2003             2002             2003             2002
                                                    ----------------  --------------  ---------------  --------------
Weighted average shares outstanding                      30,186           29,714           30,001          28,461
Effect of nonvested stock awards                           (164)             (98)            (122)            (97)
Denominator - basic earnings per share                   30,022           29,616           29,879          28,364
Effect of dilutive securities:
   Stock  options,  nonvested  stock awards and
     deemed shares related to deferred
     compensation plans                                   1,279              860            1,191             827
                                                    ----------------  --------------  ---------------  --------------
Denominator - diluted earnings per share                 31,301           30,476           31,070          29,191
                                                    ================  ==============  ===============  ==============

Note 9- Comprehensive Income

         Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components:

                                                    Three Months Ended September 30,  Nine Months Ended September 30,
                                                    --------------------------------  -------------------------------
                                                          2003             2002             2003             2002
                                                    ----------------  --------------  ---------------  --------------
Net income                                              $24,908          $21,157          $76,090         $61,082
Gain on current period cash flow hedges                     626              799            2,397           3,407
                                                    ----------------  --------------  ---------------  --------------
Comprehensive income                                    $25,534          $21,956          $78,487         $64,489
                                                    ================  ==============  ===============  ==============

Note 10- Contingencies

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

         The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2003, was $58,470, of which the Company has guaranteed $29,235. The guaranty will expire when the related debt matures in December 2003. The Company did not receive a fee for issuing this guaranty.

         Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company has guaranteed 100% of the construction debt to be incurred to develop Coastal Grand in Myrtle Beach, SC. The Company received a fee of $1,571 for this guaranty when it was issued during the three months ended June 30, 2003. The Company will recognize one-half of this fee as revenue pro rata over the term of the guaranty until it expires in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. The Company recognized $131 of revenue related to this guaranty during the three months ended September 30, 2003 and $175 during the nine months ended September 30, 2003.

Note 11 - Shareholders' Equity and Minority Interest

         On August 22, 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C cumulative redeemable preferred stock with a par value of $0.01 per share. The Series C preferred stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). Dividends on the Series C preferred stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable before August 22, 2008. The net proceeds will be used to partially fund the purchase of the four malls discussed in Note 15 and for general corporate purposes, including funding future developments, expansions and acquisitions.

         On September 15, 2003, the Company repurchased 460,083 common units in the Operating Partnership from a former executive of the Company who retired in 1997 for $21,013.

Note 12 - Stock-Based Compensation

         Historically, the Company has accounted for stock options using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, the Company will record the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation". There were no stock options granted during the nine months ended September 30, 2003.

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

                                                                    Three Months Ended            Nine Months Ended
                                                                      September 30,                  September 30,
                                                               ---------------------------   --------------------------
                                                                   2003           2002           2003          2002
                                                               -------------  ------------   ------------  ------------
Net income available to common shareholders, as reported         $ 20,225       $ 17,465       $ 64,023      $ 53,763
Compensation expense determined under fair value method              (150)          (163)          (451)         (488)
                                                               -------------  ------------   ------------  ------------
Pro forma net income available to common shareholders            $ 20,075       $ 17,302       $ 63,572      $ 53,275
                                                               =============  ============   ============  ============
Earnings per share:
   Basic, as reported                                            $   0.67       $   0.59       $   2.14      $   1.90
                                                               =============  ============   ============  ============
   Basic, pro forma                                              $   0.67       $   0.58       $   2.13      $   1.88
                                                               =============  ============   ============  ============
   Diluted, as reported                                          $   0.65       $   0.57       $   2.06      $   1.84
                                                               =============  ============   ============  ============
   Diluted, pro forma                                            $   0.64       $   0.57       $   2.05      $   1.83
                                                               =============  ============   ============  ============

         In May 2003, the company granted 43,425 shares of restricted stock to employees under the Company's stock incentive plan. The shares are restricted in that the employee may not sell or otherwise transfer the shares until the restrictions lapse. The restrictions on the shares lapse in equal annual installments over five years. The Company recorded deferred compensation of $1,870, which is being amortized on a straight-line basis to compensation expense over the five-year period the restrictions lapse. The Company recognized $102 and $164 of expense related to these shares during the three months and nine months ended September 30, 2003.

Note 13 - Recent Accounting Pronouncements

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Since the Company typically does not engage in significant disposal activities, the implementation of SFAS No. 146 in 2003 did not have a significant impact on the Company's reported financial results.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107, and rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, which is effective for guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provisions of FASB Interpretation No. 45 in the fourth quarter of 2002. In accordance with the interpretation, the Company adopted the remaining provisions of FASB Interpretation No. 45 effective January 1, 2003. See Note 10 for disclosures related to the Company's guarantees.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. On October 8, 2003, the FASB deferred the effective date of the consolidation provisions of FASB Interpretation No. 46 until the quarter ending December 31, 2003, for entities formed prior to January 1, 2003. Although the Company is still evaluating the impact of the interpretation, the Company believes it is reasonably possible that an unconsolidated affiliate that is currently accounted for using the equity method may be a variable interest entity under the provisions of the interpretation. The Company owns a 10% interest and has a total investment of $19,435 in this unconsolidated affiliate, which owns one associated center and two community centers.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company does not believe that the implementation of SFAS No. 149 will materially change the Company's accounting for the kinds of derivatives that the Company has typically obtained in the course of its regular financing activities.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS No. 150 related to noncontrolling interests in limited-life subsidiaries. As a result, the implementation of SFAS No. 150 did not have a significant impact on the Company as of September 30, 2003.

Note 14 - Noncash Investing and Financing Activities

         The Company's noncash investing and financing activities were as follows for the nine months ended September 30, 2003 and 2002:

                                                                Nine Months Ended
                                                                  September 30,
                                                             -------------------------
                                                                 2003          2002
                                                             -------------------------
Debt assumed to acquire property interests                   $   114,454    $   77,103
                                                             =========================
Issuance of minority interest to acquire property interests  $        --    $   24,303
                                                             =========================

Note 15 - Subsequent Events


Acquisitions

         On July 25, 2003, the Company announced that it had entered into separate agreements to acquire four regional malls for a total purchase price of $340,000. The Company closed on the first mall on September 10, 2003, which is discussed in Note 6. On October 1, 2003, the Company closed on the second and third malls for a total purchase price of $147,275, which consisted of $79,722 in cash and the assumption of $67,553 of non-recourse, fixed-rate debt. The loans mature in 2007 and 2012 and have a weighted average interest rate of 8.6%. Since the interest rates on these loans were above market rates for similar debt instruments at the date of acquisition, the Company has recorded total debt premiums of $11,631, which will be amortized as a reduction to interest expense over the remaining terms of the these loans. The fourth and final mall is scheduled to close in the fourth quarter of 2003.

Dispositions

         On September 24, 2003, the Company formed a joint venture with Galileo America REIT, the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in power and community centers throughout the United States. The Company will contribute, in three phases, 90% of its interests in 51 power and community centers for a total price of $516,000.

         On October 23, 2003, the parties completed the first phase of the transaction when the Company sold its interests in 41 power and community centers to the joint venture for $393,925, which consisted of $255,518 in cash, the payoff of $24,922 of debt on one of the community centers that was sold to the joint venture, the joint venture's assumption of $93,037 in debt and $20,448 representing the 10% interest in the joint venture that the Company retained. The Company used the remaining cash proceeds to reduce outstanding borrowings under the Company's credit facilities.

         The second phase of the transaction is scheduled to close in January 2004 and the third phase is scheduled to close in January 2005.

         Pursuant to a long-term agreement, the Company will be the exclusive manager for all of the joint venture's properties in the United States, and will be entitled to management, leasing, acquisition, disposition and financing fees.

         On October 6, 2003, the Company sold a community center for $760 and recognized a loss of $323.

Preferred Stock Redemption

         On October 29, 2003, the Company exercised its option to redeem all 2,675,000 of the outstanding shares of its 9.0% Series A cumulative redeemable preferred stock at its liquidation preference of $25.00 per share. The liquidation preference, plus accrued and unpaid dividends, will be paid on November 28, 2003. In accordance with Emerging Issues Task Force Topic D-42, issuance costs of $2,181 related to the Series A preferred stock that were recorded as a reduction of additional paid-in capital when the Series A preferred stock was issued will be reflected as an additional preferred dividend in the Company's consolidated statement of operations upon redemption.

Note 16 - Reclassifications

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

RESULTS OF OPERATIONS


Comparison of Results of Operations for the Three Months Ended September 30, 2003 to the Results of Operations for the Three Months Ended September 30, 2002

         The following significant transactions impact the comparison of the results of operations for the three months ended September 30, 2003 to the comparable period ended September 30, 2002:

|X| The Company has opened or acquired eight properties since November 1, 2002 (the "Eight New Properties"). Therefore, the three months ended September 30, 2003, include revenues and expenses related to these properties whereas the comparable period a year ago does not include any. The Eight New Properties are as follows:

                                                                               Open/Acquisition
Project Name                     Location              Type of Addition        Date
-------------------------------  --------------------  ----------------------  -----------------
Parkdale Crossing                Beaumont, TX          New development         November 2002
Westmoreland Mall                Greensburg, PA        Acquisition             December 2002
Westmoreland Crossing            Greensburg, PA        Acquisition             December 2002
Sunrise Mall                     Brownsville, TX       Acquisition             May 2003
Sunrise Commons                  Brownsville, TX       Acquisition             May 2003
The Shoppes at Hamilton Place    Chattanooga, TN       New development         May 2003
Cobblestone Village              St. Augustine, FL     New development         May 2003
Waterford Commons                Waterford, CT         New development         September 2003


|X| In December 2002, the Company acquired the remaining 35% ownership interest in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI (the "New Consolidated Properties"). These properties were consolidated during the third quarter of 2003, but were accounted for as unconsolidated affiliates during the third quarter of 2002.


(Dollars in Thousands)
                                                        2003            2002          $ Variance        % Variance
                                                    -------------   -------------    ------------      -----------
Total revenues                                       $165,476         $146,443           $19,033             13.0%
Expenses:
   Property operating, real estate taxes and
     maintenance and repairs                           49,360           45,876             3,484              7.6%
   Depreciation and amortization                       28,385           24,084             4,301             17.9%
   General and administrative                           7,228            5,499             1,729             31.4%
   Other                                                2,703            2,282               421             18.4%
                                                    -------------   -------------    ------------      -----------
      Total expenses                                   87,676           77,741             9,935             12.8%
                                                    -------------   -------------    ------------      -----------
Income from operations                                 77,800           68,702             9,098             13.2%
Interest income                                           639              841             (202)           (24.0)%
Interest expense                                     (38,051)         (36,620)           (1,431)              3.9%
Loss on extinguishment of debt                             --            (210)               210          (100.0)%
Gain on sales of real estate assets                       837              497               340             68.4%
Equity in earnings of unconsolidated affiliates           922            2,353           (1,431)           (60.8)%
Minority interest in earnings:
   Operating partnership                             (17,235)         (14,599)           (2,636)             18.1%
   Shopping center properties                           (605)            (389)             (216)             55.5%
                                                    -------------   -------------    ------------      -----------
Income before discontinued operations                  24,307           20,575             3,732             18.1%
Income from discontinued operations                       601              582                19              3.3%
                                                    -------------   -------------    ------------      -----------
Net income                                             24,908           21,157             3,751             17.7%
Preferred dividends                                   (4,683)          (3,692)             (991)             26.8%
                                                    -------------   -------------    ------------      -----------
Net income available to common shareholders           $20,225          $17,465            $2,760             15.8%
                                                    =============   =============    ============      ===========

Revenues

     The $19.0 million increase in revenues resulted primarily from:

|X|  an increase in minimum  rents and tenant  reimbursements  of $15.3  million
     attributable  to  the  Eight  New  Properties  and  the  New   Consolidated
     Properties,

|X| an increase in minimum rents and tenant reimbursements of $5.2 million from the Company's remaining properties, including a reduction in lease termination fees of $0.5 million to $0.5 million in the third quarter of 2003 compared to $1.0 million in the third quarter of 2002. The Company's cost recovery percentage increased to 100.0% for the third quarter of 2003 compared to 92.5% for the third quarter of 2002 due to increases in occupancy and the recovery of capital expenditures from tenants,

|X| an increase in percentage rents of $0.1 million, which resulted from a decline at the Company's existing properties of $0.1 million offset by an increase of $0.2 million from the Eight New Properties and the New Consolidated Properties,

|X| an increase in other revenues of $0.5 million due to an increase in the revenues of the Company's taxable REIT subsidiary, and

|X| a reduction of $0.5 million in management, development and leasing fees, which resulted from a decrease in management and leasing fees related to the New Consolidated Properties.


Expenses

     The $3.5 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:


|X| an increase of $4.3 million attributable to the Eight New Properties and the New Consolidated Properties and

|X| a decrease of $0.8 million in general operating expenses at the Company's remaining properties.


     The increase of $4.3 million in depreciation and amortization expense was primarily due to:


|X| an increase of $3.1 million attributable to the Eight New Properties and the New Consolidated Properties and

|X| an increase of $1.2 million as a result of the ongoing capital expenditures made by the Company for renovations, expansions, tenant allowances and deferred maintenance at the remaining properties.


     General and administrative expenses increased $1.7 million primarily as a result of additional salaries and benefits of personnel added to manage newly opened or acquired properties, as well as annual increases in salaries and benefits of existing personnel.

     Other expense increased due to an increase in operating expenses of the Company's taxable REIT subsidiary.

Interest Income

     The decrease in interest income of $0.2 million results from the decrease in the amount of mortgage and other notes receivable outstanding compared to the prior year period. The decrease in mortgage and other notes receivable primarily relates to mortgage notes receivable from buyers of real estate assets the Company has sold that were repaid and normal amortization of the remaining notes.

Interest Expense

     Interest expense increased by $1.9 million primarily due to the additional debt related to the Eight New Properties and the New Consolidated Properties.

Loss on Extinguishment of Debt

     The loss on extinguishment of debt of $0.2 recognized during the third quarter of 2002 resulted from the write-off of unamortized deferred financing costs related to a loan that was retired before its scheduled maturity date.

Gain on Sales of Real Estate Assets

         The net gain on sales of $0.8 million in the third quarter of 2003 was primarily from gains on sales of two outparcels and a loss on one outparcel. The gain on sales of $0.5 million in the third quarter of 2002 resulted from gains on sales of two outparcels.

Equity in Earnings of Unconsolidated Affiliates

         The consolidation of the New Consolidated Properties during 2003 accounted for the $1.4 million decline in equity in earnings of unconsolidated affiliates.

Discontinued Operations

         Discontinued operations in the third quarter of 2003 represent the net operating loss of two community centers that were each sold for a gain in August 2003. Discontinued operations in the third quarter of 2002 represent the net operating income for the three community centers sold during 2003 plus five community centers and one office building that were sold during the year ended December 31, 2002. In accordance with SFAS No. 144, the results of operations of operating properties that have been sold are reclassified and presented as discontinued operations for all periods presented.

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 to the Results of Operations for the Nine Months Ended September 30, 2002

     The following significant transactions impact the comparison of the results of operations for the nine months ended September 30, 2003 to the comparable period ended September 30, 2002:

|X| The Company has opened or acquired ten properties since May 1, 2002 (the "Ten New Properties). Therefore, the nine months ended September 30, 2003, include a greater amount of revenues and expenses for these properties than the comparable period a year ago. The Ten New Properties are as follows:


                                                                               Open/Acquisition
Project Name                     Location              Type of Addition        Date
-------------------------------  --------------------  ----------------------  -------------------
Richland Mall                    Waco, TX              Acquisition             May 2002
Panama City Mall                 Panama City, FL       Acquisition             May 2002
Parkdale Crossing                Beaumont, TX          New development         November 2002
Westmoreland Mall                Greensburg, PA        Acquisition             December 2002
Westmoreland Crossing            Greensburg, PA        Acquisition             December 2002
Sunrise Mall                     Brownsville, TX       Acquisition             May 2003
Sunrise Commons                  Brownsville, TX       Acquisition             May 2003
The Shoppes at Hamilton Place    Chattanooga, TN       New development         May 2003
Cobblestone Village              St. Augustine, FL     New development         May 2003
Waterford Commons                Waterford, CT         New development         September 2003

|X| In December 2002, the Company acquired the remaining 35% ownership interest in the New Consolidated Properties. The New Consolidated Properties were consolidated during the first nine months of 2003, but were accounted for as unconsolidated affiliates during the first nine months of 2002.

(Dollars in Thousands)
                                                        2003            2002          $ Variance        % Variance
                                                    -------------   -------------    ------------      ------------
Total revenues                                       $496,315         $438,181           $58,134             13.3 %
                                                    -------------   -------------    ------------      ------------
Expenses:
   Property operating, real estate taxes and
      maintenance and repairs                         152,625          135,594            17,031             12.6 %
   Depreciation and amortization                       82,362           70,183            12,179             17.4 %
   General and administrative                          20,225           16,706             3,519             21.1 %
   Other                                                7,359            8,089              (730)            (9.0)%
                                                    -------------   -------------    ------------      ------------
      Total expenses                                  262,571          230,572            31,999             13.9 %
                                                    -------------   -------------    ------------      ------------
Income from operations                                233,744          207,609            26,135             12.6 %
Interest income                                         1,804            1,824               (20)            (1.1)%
Interest expense                                     (113,369)        (107,456)           (5,913)             5.5 %
Loss on extinguishment of debt                           (167)          (3,399)            3,232            (95.1)%
Gain on sales of real estate assets                     4,943            2,702             2,241             82.9 %
Equity in earnings of unconsolidated affiliates         3,410            6,455           (3,045)           (47.2) %
Minority interest in earnings:
   Operating partnership                              (55,851)         (47,131)           (8,720)            18.5 %
   Shopping center properties                          (2,038)          (2,522)              484            (19.2)%
                                                    -------------   -------------    ------------      ------------
Income before discontinued operations                  72,476           58,082            14,394             24.8 %
Income from discontinued operations                     3,614            3,000               614             20.5 %
                                                    -------------   -------------    ------------      ------------
Net income                                             76,090           61,082            15,008             24.6 %
Preferred dividends                                   (12,067)          (7,319)           (4,748)            64.9 %
                                                    -------------   -------------    ------------      ------------
Net income available to common shareholders           $64,023          $53,763           $10,260             19.1 %
                                                    =============   =============    ============      ============

Revenues

     The $58.1 million increase in revenues resulted primarily from:


|X| an increase in minimum rents and tenant reimbursements of $44.4 million attributable to the Ten New Properties and the New Consolidated Properties,

|X| an increase in minimum rents and tenant reimbursements of $16.0 million from the Company's remaining properties, including a reduction in lease termination fees of $3.5 million to $2.1 million in the first nine months of 2003 compared to $5.6 million for the same period in 2002. The Company's cost recovery percentage increased to 100.0% for the first nine months of 2003 compared to 92.6% for the comparable period of 2002 due to increases in occupancy and the recovery of capital expenditures from tenants,

|X| a reduction in percentage rents of $0.9 million, which resulted from a decline at the Company's existing properties of $1.6 million offset by an increase of $0.7 million from the addition of the properties discussed above,

|X| a reduction of $1.6 million in management, development and leasing fees, related to the New Consolidated Properties and

|X| a reduction in other revenues of $0.4 million due to a decline in revenues of the Company's taxable REIT subsidiary.

Expenses

     The $17.0 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X| an increase of $14.9 million attributable to the Ten New Properties and the New Consolidated Properties and

|X| an increase of $2.1 million in general operating expenses at the Company's remaining properties.

     The increase of $12.2 million in depreciation and amortization expense was primarily due to:

|X| an increase of $9.2 million attributable to the Ten New Properties and the New Consolidated Properties and

|X| an increase of $3.0 million as a result of the ongoing capital expenditures made by the Company for renovations, expansions, tenant allowances and deferred maintenance at the remaining properties.

     General and administrative expenses increased $3.5 million primarily as a result of additional salaries and benefits of personnel added to manage newly opened or acquired properties, as well as annual increases in salaries and benefits of existing personnel.

         Other expense decreased due to a reduction in operating expenses of the Company's taxable REIT subsidiary.

Interest Income

         Interest income remained essentially the same in 2003 compared to 2002.

Interest Expense

     Interest expense increased $5.9 million primarily because of the additional debt related to the Ten New Properties and the New Consolidated Properties.

Loss on Extinguishment of Debt

     The loss on extinguishment of debt of $167,000 recognized during the first nine months of 2003 resulted from the write-off of unamortized deferred financing costs related to a loan that was retired before its scheduled maturity. The loss on extinguishment of debt in the first nine months of 2002 consisted of prepayment penalties of $1.5 million and the write-off of $1.9 million of unamortized deferred financing costs.

Gain on Sales of Real Estate Assets

         The net gain on sales of $4.9 million in 2003 resulted from gains on sales of 14 outparcels and two options on land offset by a loss on one outparcel. The net gain on sales of $2.7 million in 2002 resulted from gains on seven outparcels offset by losses on two outparcels and one department store building.

Equity in Earnings of Unconsolidated Affiliates

         The decrease in equity in earnings of unconsolidated affiliates of $3.0 million was due to a reduction of $3.4 million related to the New Consolidated Properties, offset by improvements in the operations of the remaining unconsolidated affiliates.

Discontinued Operations

         Discontinued operations in 2003 represent the operating income of three community centers that were sold for a gain during the nine months ended September 30, 2003. Discontinued operations in 2002 relate to these three community centers plus five community centers and one office building that were sold during the year ended December 31, 2002. Two community centers and the office building were sold for gains and one community center was sold at a loss during the first nine months of 2002.

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

         The Company's consolidated revenues were derived from the Company's property types as follows for the nine months ended September 30, 2003:

Malls                                                      84.2%
Associated centers                                          3.5%
Community centers                                           9.2%
Mortgages, office building and other                        3.1%

Sales and Occupancy Costs

         For those tenants who occupy 10,000 square feet or less and have reported sales, mall shop sales in the Stabilized Malls increased by 0.4% on a comparable per square foot basis to $195.89 per square foot for the nine months ended September 30, 2003 from $195.12 per square foot for the nine months ended September 30, 2002.

         Total sales volume in the mall portfolio, including Non-Stabilized Malls, increased 2.7% to $2.255 billion for the nine months ended September 30, 2003 from $2.195 billion for the nine months ended September 30, 2002.

         Occupancy costs as a percentage of sales for the Stabilized Malls for the nine months ended September 30, 2003 and 2002, were 13.9% and 13.8%, respectively. Occupancy costs as a percentage of sales are generally higher in the first three quarters of the year as compared to the fourth quarter due to the seasonality of retail sales.

Occupancy

         Occupancy for the Company's portfolio was as follows:

                                                      At September 30,
                                              ---------------------------------
                                                   2003               2002
                                              ----------------- ---------------
Total portfolio occupancy                          92.4%              92.8%
Total mall portfolio                               91.7%              91.8%
     Stabilized Malls (53)                         92.1%              92.1%
     Non-Stabilized Malls (2)                      80.2%              87.0%
Associated centers                                 90.6%              95.8%
Community centers                                  94.2%              94.3%

         Occupancy for the associated centers declined due to the acquisition of Westmoreland Crossing in Greensburg, PA, in December 2002, which has a 68,000 square foot former Ames store that is vacant. Excluding Westmoreland Crossing, occupancy for the associated centers would have been 94.8% at September 30, 2003. Occupancy for the Non-Stabilized Malls declined because Arbor Place in Douglasville, GA, was moved from the Non-Stabilized Mall category to the Stabilized Mall category.

Average Base Rents

         Average base rents per square foot for the portfolio were as follows:

                                          At September 30,
                                      ---------------------------
                                                                   Percentage
                                                                    Increase
                                         2003           2002       (Decrease)
                                      -----------     ----------- ------------
Stabilized Malls                        $24.76          $23.08       7.3%
Non-Stabilized Malls                     26.48           21.39      23.8%
Associated centers                        9.77            9.85     (0.8)%
Community centers                         9.52            9.66     (1.4)%

Leasing Results

         The Company achieved the following results from new and renewal leasing for the nine months ended September 30, 2003, compared to the base rent at the end of the lease term for spaces previously occupied:

CASH FLOWS

         Cash provided by operating activities decreased $1.3 million during the nine months ended September 30, 2003 compared to the comparable prior year period due to an increase in other assets, an increase in accounts receivable and a decrease in accounts payable and accrued liabilities. These were offset by the additional operations of the Ten New Properties and the New Consolidated Properties.

         Cash used in investing activities increased $146.5 million primarily due to increases in the amount of real estate assets acquired, capital expenditures related to ongoing renovations of properties and a significant decrease in the amount of proceeds received on sales of real estate assets.

         Cash provided by financing activities was $72.0 million in 2003 as compared to cash used in financing activities of $79.0 million in 2002. The change was due to a significant decrease in the amount of loan borrowings and repayments, a significant decrease in proceeds from the issuance of common stock, an increase in distributions to minority investors, an increase in the amount of dividends paid and the repurchase of the minority interest held by a former executive of the Company.

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

         The Company's current capital structure includes:

|X|  property specific mortgages, which are generally non-recourse,

|X| construction loans, term loans, and revolving lines of credit, which are recourse to the Company

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

         The Company's policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance its access to the broadest range of capital markets, both public and private. Based on the Company's share of total consolidated and unconsolidated debt and the market value of equity described below, the Company's debt-to-total-market capitalization (debt plus market value equity) ratio was 46.9% at September 30, 2003.

Equity

         As a publicly traded company, the Company has access to capital through both the public equity and debt markets.

         The Company has an effective shelf registration statement with the Securities and Exchange Commission, that authorizes the Company to publicly issue shares of preferred stock and common stock, preferred and common stock represented by depositary shares and warrants to purchase shares of common stock up to $562.0 million, of which $447.0 million remains after the Company's offering of Series C preferred stock that is discussed below.

         In August 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C cumulative redeemable preferred stock with a par value of $0.01 per share. The Series C preferred stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). Dividends on the Series C preferred stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable before August 22, 2008. The net proceeds will be used to partially fund the purchase of the four malls to be acquired as discussed in the Acquisitions section that follows and for general corporate purposes, including funding future developments, expansions and acquisitions.

         On September 15, 2003, the Company repurchased 460,083 common units in the Operating Partnership from a former executive of the Company who retired in 1997 for $21.0 million.

         As of September 30, 2003, the minority interest in the Operating Partnership includes the 15.8% ownership interest in the Operating Partnership held by the Company's executive and senior officers that may be exchanged for approximately 8.8 million shares of common stock. Additionally, executive and senior officers and directors own approximately 2.3 million shares of the Company's outstanding common stock, for a combined total interest in the Operating Partnership of approximately 19.9%.

         Limited partnership interests issued to acquire the Richard E. Jacobs Group's interest in a portfolio of properties in January 2001 and March 2002, may be exchanged for approximately 12.0 million shares of common stock, which represents a 21.6% interest in the Operating Partnership. Other third-party interests may be exchanged for approximately 4.5 million shares of common stock, which represents an 8.1% interest in the Operating Partnership.

         The Company's total market equity was as follows as of September 30, 2003 (in thousands, except per share data):

                                                                             Market
                                             Shares         Price(1)         Value
                                         ---------------  -------------  ---------------
Common stock                                     30,211        $ 49.90       $1,507,529
Operating Partnership units                      25,223          49.90        1,258,628
                                         ---------------                 ---------------
Common stock, if fully converted                 55,434                       2,766,157
                                         ===============                 ---------------
Preferred Stock:
    Series A                                      2,675          25.00           66,875
    Series B                                      2,000          50.00          100,000
    Series C                                        460         250.00          115,000
                                         ---------------                 ---------------
                                                  5,135                         281,875
                                         ===============                 ---------------
Total market equity                                                          $3,048,032
                                                                         ===============

(1) For common stock and operating units, represents closing price of common stock on September 30, 2003. For preferred stock, represents liquidation preference of applicable series of preferred stock.

         The Company's executive and senior officers' and directors' ownership interests had a market value of approximately $550.5 million at September 30, 2003.

Debt

         The Company presents its total share of consolidated and unconsolidated debt because the Company believes that this amount provides investors with a clearer understanding of the Company's total debt obligations. The Company's share of mortgage debt on consolidated properties, adjusted for minority investors' interests in consolidated properties, and its pro rata share of mortgage debt on unconsolidated properties, consisted of the following at September 30, 2003 (in thousands):

                                                                                     Minority
                                                                 Company's Share    Investors'     Company's    Weighted
                                                                        of           Share of        Total      Average
                                                  Consolidated    Unconsolidated   Consolidated      Share      Interest
                                                      Debt             Debt            Debt         of Debt      Rate(1)
                                                  -------------- ----------------  -------------  -----------  ----------
Fixed-rate debt:
     Non-recourse loans on operating properties     $2,233,582        $37,543          $(19,720)  $2,251,405    6.78%
Variable-rate debt:
     Recourse term loans on operating properties       127,634         29,235                --      156,869    2.57%
     Lines of credit                                   257,000           --                  --      257,000    2.12%
     Construction loans                                     --         29,571                --       29,571    2.87%
     Total variable-rate debt                          384,634         58,806                --      443,440    2.33%
                                                  --------------  ---------------  -------------  -----------
Total                                               $2,618,216        $96,349          $(19,720)  $2,694,845    6.05%
                                                  ==============  ===============  =============  ===========

(1) Weighted-average interest rate before amortization of deferred financing costs.

         On February 26, 2003, the Company obtained an $85.0 million, non-recourse loan that is secured by Westmoreland Mall and Westmoreland Crossing in Greensburg, PA. The loan bears interest at a fixed rate of 5.05% and has a term of ten years with payments based on a 25-year amortization schedule.

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

         As discussed under Acquisitions, the Company assumed $40.0 million of debt in connection with its acquisition of Sunrise Mall on May 1, 2003. The debt bears interest at LIBOR plus 300 basis points, with a floor of 4.90%, and matures in May 2004. The loan was assumed subject to a pre-existing interest rate cap of 5.50%. On September 10, 2003, the Company assumed $64,245 of debt in connection with its acquisition of Cross Creek Mall. The debt bears interest at a fixed rate of 7.40% and matures in April 2012. Since the debt's stated interest rate of 7.40% was above market rates for similar debt instruments at the date of acquisition, the Company has recorded a debt premium of $10,209, which will be amortized as a reduction to interest expense over the remaining term of the debt.

         On September 12, 2003, the Company closed four long-term, non-recourse fixed-rate mortgage loans totaling $196,000 that are secured by three of the Company's regional malls and one associated center. The loans bear interest at rates ranging from 4.52% to 5.45%, with a weighted average rate of 4.85%, and have terms of five to ten years, with a weighted average term of 6.5 years.

         In order to fund a portion of its acquisition of the four-mall portfolio discussed under Acquisitions, the Company obtained a short-term, unsecured credit facility of $130,000 that will bear interest at LIBOR plus 1.30% and mature on January 31, 2004. This credit facility can be extended at the Company's option for two additional periods of four months each. No amounts were outstanding under this facility as of September 30, 2003. On October 1, 2003, the Company borrowed $82,352 under this facility to fund the acquisitions of the second and third malls, which was subsequently repaid with proceeds from the sale to Galileo America REIT discussed under Dispositions.

         The Company's secured credit facilities total $365.0 million, of which $87.8 million was available at September 30, 2003. Additionally, the Company had other credit facilities totaling $19.6 million that are used only for issuances of letters of credit, of which $6.4 million was available at September 30, 2003.

         As of September 30, 2003, total commitments under construction loans were $104.8 million, of which $75.2 million was available to be used for completion of construction and redevelopment projects and replenishment of working capital previously used for construction. The Company also had $12.8 million available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

         The Company has an interest rate cap of 5.50% that was in place on the $40.0 million of variable rate debt the Company assumed in connection with its acquisition of Sunrise Mall (see Acquisitions). The interest rate cap agreement expires in May 2004. The Company had one interest rate swap agreement on $80.0 million of variable-rate debt that expired on August 30, 2003.

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

Developments and Expansions

         The following development projects are currently under construction:

                                                                                                      Projected
               Property                               Location                      GLA             Opening Date
-----------------------------------     ---------------------------------      -------------       --------------
MALL
-----------------------------------
Coastal Grand                           Myrtle Beach, SC                           902,000           March 2004
    (50/50 Joint Venture)

MALL EXPANSIONS
-----------------------------------
Arbor Place Rich's-Macy's               Douglasville, GA                           140,000          November 2004
East Towne Mall                         Madison, WI                                139,000          November 2004
West Towne Mall                         Madison, WI                                 94,000          November 2004

ASSOCIATED CENTER
-----------------------------------
The Shoppes of Panama City              Panama City, FL                             57,000          February 2004

COMMUNITY CENTERS
-----------------------------------
Charter Oak Marketplace                 Hartford, CT                               312,000          November 2004
Garden City Plaza Expansion             Garden City, KS                             26,500           April 2004
Wilkes-Barre Township Marketplace       Wilkes-Barre Township, PA                  281,000            May 2004

         The following renovation projects are currently under construction:

Property                    Location                  Projected Completion Date
---------------------       --------------------      --------------------------
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

         The Company acquired Cross Creek Mall on September 10, 2003 for a purchase price of $116.7 million, including closing costs. The purchase price consisted of $52.5 million in cash and the assumption of $64.2 million of non-recourse, fixed-rate debt. The debt bears interest at a fixed rate of 7.40% and matures in April 2012. Since the interest rate of 7.40% was above market rates for similar debt instruments at the date of acquisition, the Company has recorded a debt premium of $10.2 million, which will be amortized as a reduction to interest expense over the remaining term of the debt.

         On October 1, 2003, the Company closed on River Ridge Mall and Valley View Mall for a total purchase price of $147.3 million, which consisted of $79.7 million in cash and the assumption of $67.6 million of debt. The loans mature in 2007 and 2012 and have a weighted average interest rate of 8.6%. Since the interest rates on these loans were above market rates for similar debt instruments at the date of acquisition, the Company has recorded total debt premiums of $11.6 million, which will be amortized as a reduction to interest expense over the remaining terms of the these loans. The fourth mall, Southpark Mall, is scheduled to close in the fourth quarter of 2003.

Dispositions

         On February 28, 2003, the Company sold Capital Crossing, a community center in Raleigh, NC, for $7.8 million and recognized a net gain on discontinued operations of $2.9 million.

         In addition, the Company sold twelve outparcels, plus two options on land, and recognized a total net gain of $4.9 million during the nine months ended September 30, 2003.

         In August 2003, the Company sold two community centers, Signal Hills Village in Statesville, NC, and Chester Plaza in Richmond, VA, for a total of $2.2 million and recognized a gain of $0.6 million.

         On October 6, 2003, the Company sold Colleton Square, a community center in Walterboro, SC, for $0.8 million and recognized a loss of $0.3 million.

         On September 24, 2003, the Company formed a joint venture with Galileo America REIT, the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in power and community centers throughout the United States. The Company will contribute, in three phases, 90% of its interests in 51 power and community centers for a total price of $516.0 million.

         On October 23, 2003, the parties completed the first phase of the transaction when the Company sold its interests in 41 power and community centers to the joint venture for $393.9 million, which consisted of $255.5 million in cash, the payoff of $24.9 million of debt on one of the community centers that was sold to the joint venture, the joint venture's assumption of $93.0 million in debt and $20.4 million representing the 10% interest in the joint venture that the Company retained. The Company used the cash proceeds to reduce outstanding borrowings under the Company's credit facilities.

         The second phase of the transaction is scheduled to close in January 2004 and the third phase is scheduled to close in January 2005.

         Pursuant to a long-term agreement, the Company will be the exclusive manager for all of the joint venture's properties in the United States, and will be entitled to management, leasing, acquisition, disposition and financing fees.

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

        For capital expenditures at operating properties, including its share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, the Company spent $24.3 million during the first nine months of 2003 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures, a majority of which are recovered from tenants, were $54.6 million for the first nine months of 2003. Renovation expenditures, which include some deferred maintenance items, were $22.9 million for the nine months ended September 30, 2003, a portion of which is recovered from tenants. Deferred maintenance expenditures and renovation expenditures included $7.7 million for the resurfacing and the improved lighting of parking lots and $7.8 million for roof repairs and replacements.

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

         The Company receives management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of minimum and percentage rents and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and recognized as revenue when earned. Development and leasing fees received from unconsolidated affiliates during the development period are recognized as revenue only to the extent of the third-party partners' ownership interest. Fees to the extent of the Company's ownership interest are recorded as a reduction to the Company's investment in the unconsolidated affiliate.

         Gain on sales of real estate assets is recognized when title to the asset is transferred to the buyer, if the buyer's initial and continuing investment is adequate and the buyer assumes all future ownership risks of the asset.

Capitalization

         The Company capitalizes predevelopment project costs paid to third parties. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, all direct costs incurred to construct the project, including interest and real estate taxes are capitalized. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the amount of time applicable personnel work on the development project. Once a project is completed and placed in service, it is depreciated over its estimated useful life. Buildings and improvements are depreciated generally over 40 years and leasehold improvements are amortized over the lives of the applicable leases or the estimated useful life of the assets, whichever is shorter. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

         In accordance with Statement of Financial Accounting Standards Nos. 141 and 142, when operating real estate assets are acquired, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The liabilities assumed generally consist of mortgage debt on the real estate assets acquired.

         The Company allocates the purchase price to the assets acquired and liabilities assumed based on their relative fair values. The Company determines the estimates of fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. The capitalized above market (deferred charge) or below market (deferred credit) intangible is amortized to rental income over the remaining non-cancelable term of the respective leases. The intangible related to in-place leases is amortized over the remaining terms of the respective leases. Any debt premium or discount related to the difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt.

Carrying Value of Real Estate Assets

         The Company periodically evaluates its real estate assets to determine if there has been any impairment in their carrying values and records impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. At September 30, 2003, the Company did not own any real estate assets that were impaired.

ACCOUNTING FOR STOCK OPTIONS

         See Note 12 to the unaudited consolidated financial statements for a description of the Company's accounting for stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

         As described in Note 13 to the unaudited consolidated financial statements, the FASB has issued certain statements that were effective January 1, 2003.

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

         For the three months ended September 30, 2003, FFO increased $8.8 million, or 15.4%, to $65.8 million from $57.0 million for the same period in 2002. For the nine months ended September 30, 2003, FFO increased by $28.6 million, or 16.7%, to $200.5 million as compared to $171.9 million for the same period in 2002. The increase in FFO is primarily attributable to the results of operations of the properties added to the portfolio, increases in base rents and tenant reimbursements at the existing properties and increases in gains on outparcel sales. These increases were offset by reductions related to operating properties that were sold and a reduction in lease termination fees. Lease termination fees were $0.5 million and $1.0 million in the three months ended September 30, 2003 and 2002, respectively, and $2.1 million and $5.6 million in the nine months ended September 30, 2003 and 2002, respectively. Gains on sales of outparcels were $0.8 million and $0.5 million in the three months ended September 30, 2003 and 2002, respectively, and $4.9 million and $2.7 million in the nine months ended September 30, 2003 and 2002, respectively.

        The Company's calculation of FFO is as follows (in thousands):

                                                                      Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                    --------------------------      --------------------------
                                                                        2003           2002            2003            2002
                                                                    -------------  -----------      -----------   ------------
Net income available to common shareholders                            $20,225        $17,465         $64,023         $53,763
Depreciation and amortization from consolidated properties              28,385         24,084          82,362          70,183
Depreciation and amortization from unconsolidated affiliates               982          1,365           3,001           3,137
Depreciation and amortization from discontinued operations                   6             98              41             590
Minority interest in earnings of operating partnership                  17,235         14,599          55,851          47,131
Minority investors' share of depreciation and amortization
    in shopping center properties                                         (282)          (307)           (823)         (1,001)
Gain on discontinued operations                                           (633)          (165)         (3,568)         (1,572)
Depreciation and amortization of non-real estate assets                   (117)          (128)           (383)           (355)
                                                                    -------------  -----------      -----------   ------------
FUNDS FROM OPERATIONS                                                  $65,801        $57,011        $200,504        $171,876
                                                                    =============  ===========      ===========   ============
DILUTED WEIGHTED AVERAGE SHARES AND
    POTENTIAL DILUTIVE COMMON SHARES
    WITH OPERATING PARTNERSHIP UNITS
    FULLY CONVERTED                                                     56,884      55,227             56,719          54,013


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

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

         Based on the Company's proportionate share of consolidated and unconsolidated variable rate debt at September 30, 2003, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $2.2 million and, after the effect of capitalized interest, annual earnings by approximately $1.9 million.

         Based on the Company's proportionate share of consolidated and unconsolidated debt at September 30, 2003, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $56.8 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $58.6 million.

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

                           PART II - OTHER INFORMATION


ITEM 1:  Legal Proceedings

                  None

ITEM 2:  Changes in Securities and Use of Proceeds

                  None

ITEM 3:  Defaults Upon Senior Securities

                  None

ITEM 4:  Submission of Matters to a Vote of Security Holders

                  None

ITEM 5:  Other Information

                  None

ITEM 6:  Exhibits and Reports on Form 8-K

          A.   Exhibits

          31.1 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 37.

          31.2 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 38.

          32.1 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 39.

          32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 40.


               B. Reports on Form 8-K

               The following items were reported:

               The outline from the Company's July 25, 2003 conference call with analysts and investors regarding earnings for the quarter ended June 30, 2003, the Company's earnings release and the Company's supplemental information package were furnished on July 25, 2003.

               The disclosures required by Regulation G related to the Company's 2002 Annual Report on Form 10-K, which was filed on March 21, 2003, were filed on August 5, 2003.

               The Company's announcement that it had entered into purchase agreements to acquire 100% of the interests in four regional shopping malls was filed on August 15, 2003.

               The opinion regarding legality, opinion regarding tax matters and consent of counsel pertaining to the Company's shelf registration statement (filed on June 10, 2003), the related prospectus (dated June 10, 2003) and the related prospectus supplement (dated August 6, 2003), related to the Company's public offering of its 7.75% Series C cumulative redeemable preferred stock were filed on August 22, 2003.

               The underwriting agreement (dated August 6, 2003), pricing agreement (dated August 6, 2003) and press release related to the Company's public offering of its 7.75% Series C Cumulative Redeemable Preferred Stock were filed on August 26, 2003. The related certificate of designations of the Company's 7.75% Series C Cumulative Redeemable Preferred Stock was incorporated by reference from the Company's registration statement on Form 8-A, which was filed on August 21, 2003.

               The Company filed a Form 8-K on September 19, 2003 that updated Items 6, 7, 8 and 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002 to reflect (i) the application of the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the
               Impairment or Disposal of Long-Lived Assets" and (ii) the adoption of SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections".

               The Company's announcement that it had formed a joint venture with Galileo America REIT, the transcript of the Company's prepared remarks from a conference call held on September 24, 2003 to discuss this joint venture and certain supplemental information concerning the properties included in the transaction were filed on September 25, 2003.

               The outline from the Company's October 29, 2003 conference call with analysts and investors regarding earnings for the quarter ended September 30, 2003, the Company's earnings release and the Company's supplemental information package were furnished on October 29, 2003.

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



                                       CBL & ASSOCIATES PROPERTIES, INC.

                                                /s/ John N. Foy
                            ---------------------------------------------------

                            Vice Chairman of the Board, Chief Financial Officer
                                               and Treasurer
                                    (Authorized Officer of the Registrant,
                                         Principal Financial Officer)


Date: November 14, 2003

                                                                   Exhibit 31.1
                                  CERTIFICATION

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

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

(c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2003
                             /s/ Charles B. Lebovitz
                          ------------------------------------
                           Charles B. Lebovitz, Chief Executive Officer

                                                                   Exhibit 31.2

                                 CERTIFICATION


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

         (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

              (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 14, 2003
                              /s/ John N. Foy
                             -----------------------------------
                             John N. Foy, Chief Financial Officer

                                                                  Exhibit 32.1

                              CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                                AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the three months ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles B. Lebovitz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 (as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002), that:

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


/s/ Charles B. Lebovitz
------------------------------------
Charles B. Lebovitz, Chief Executive Officer

November 14, 2003
------------------------------------
Date

                                                                   Exhibit 32.2


                             CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the three months ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John N. Foy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 (as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002), that:

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

November 14, 2003
------------------------------------
Date