Form 10-K
period 2003-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2004-03-15
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549




                                FORM 10-K

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003

                                    Or

    | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                            to

                       Commission File Number 1-12494



                        CBL & ASSOCIATES PROPERTIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                    62-1545718
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporate or organization)

 2030 Hamilton Place Blvd, Suite 500                                37421
       Chattanooga, TN                                            (Zip Code)
(Address of principal executive office)

    Registrant's telephone number, including area code:(423) 855-0001

----------------------------------------------------------------------------



   Securities registered pursuant to Section 12(b) of the Act:
              Name of each exchange on which registered
     -------------------------------------------------------
       Title of each Class             Name of each exchange on which registered
------------------------------------   -----------------------------------------
Common Stock, $0.01 par value                         New York Stock Exchange
8.75% Series B Cumulative Redeemable
Preferred Stock, $0.01 par value                      New York Stock Exchange
7.75% Series C Cumulative Redeemable                  New York Stock Exchange
Preferred Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

     The aggregate market value of the 27,871,087 shares of voting stock held by non-affiliates of the registrant was $1,198,456,741 based on the closing price ($43.00 per share) on the New York Stock Exchange for such stock on the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003).

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual shareholders meeting to be held on May 10, 2004, are incorporated by reference into Part III.

                           TABLE OF CONTENTS

Item No.                                                                  Page

                              PART I

 1     Business                                                              3
 2     Properties                                                           10
 3     Legal Proceedings                                                    25
 4     Submission of Matters to a Vote of Security Holders                  25

                              PART II

 5     Market For Registrant's Common
       Equity and Related Stockholder Matters                               25
 6     Selected Financial Data                                              27
 7     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                  28
7A     Quantitative and Qualitative Disclosures about Market Risk           45
 8     Financial Statements and Supplementary Data                          46
 9     Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure                                  46
9A     Controls and Procedures                                              46


                              PART III

10     Directors and Executive Officers of the Registrant                   46
11     Executive Compensation                                               46
12     Security Ownership of Certain Beneficial Owners
       and Management and Related Stockholder Matters                       46
13     Certain Relationships and Related Transactions                       47
14     Principal Accountant Fees and Services                               47

                              PART IV

15     Exhibits, Financial Statement Schedules and
       Reports on Form 8-K                                                  47


Signatures                                                                  53

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

Background

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


RECENT DEVELOPMENTS

     On April 30, 2003, the Company acquired Sunrise Mall and its associated center, Sunrise Commons, which are located in Brownsville, TX. The total purchase price of $80.7 million consisted of $40.7 million in cash and the assumption of $40.0 million of variable-rate debt.

     On August 22, 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C cumulative redeemable preferred stock with a par value of $0.01 per share. The Series C preferred stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The net proceeds were used to partially fund the purchase of the four malls discussed below and for general corporate purposes.

     On September 15, 2003, the Company repurchased 460,083 common units in the Operating Partnership from a former executive of the Company who retired in 1997 for $21.0 million.

     The Company acquired Cross Creek Mall, River Ridge Mall, Valley View Mall and Southpark Mall for a total purchase price of $340 million, which consisted of cash of $170 million and the assumption of $170 million of fixed-rate debt. These malls were acquired from a common owner and closed as follows: Cross Creek Mall, located in Fayetteville, NC, on September 10, 2003; River Ridge Mall, located in Lynchburg, VA, and Valley View Mall, in Roanoke, VA, on October 1, 2003; and Southpark Mall, located in Colonial Heights, VA, on December 15, 2003.

     On September 24, 2003, the Company formed Galileo America LLC ("Galileo America"), a joint venture with Galileo America REIT, the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in power and community centers throughout the United States. The Company has sold, or will sell, in three phases, its interests in 51 power and community centers for a total price of $516.0 million plus a 10% interest in Galileo America.

     On October 23, 2003, the parties completed the first phase of the transaction when the Company sold its interests in 41 community centers to Galileo America for $393.9 million, which consisted of $250.7 million in cash, the retirement of $24.9 million of debt on one of the community centers, a note receivable of $4.8 million, Galileo America's assumption of $93.0 million in debt and $20.5 million representing the Company's 10% interest in Galileo America. The Company used the net proceeds to deposit cash in escrow to be used in like-kind exchanges and to reduce outstanding borrowings under the Company's credit facilities. The note receivable was paid subsequent to December 31, 2003.

     The second phase of the transaction closed in January 2004 when the Company sold its interests in six community centers to Galileo America for $92.4 million, which consisted of $62.7 million in cash, the retirement of $25.9 million of debt on one of the community centers, the joint venture's assumption of $2.8 million of debt and closing costs of $1.0 million. The third phase is scheduled to close in January 2005 and will include five community centers. The total purchase price for these community centers will be $86.8 million.

     Pursuant to a long-term agreement, the Company will be the exclusive manager for all of the joint venture's properties in the United States, and will be entitled to management, leasing, acquisition, disposition, asset management and financing fees.

     On November 28, 2003, the Company redeemed the remaining 2,675,000 outstanding shares of its 9.0% Series A cumulative redeemable preferred stock at its liquidation preference of $25.00 per share plus accrued and unpaid dividends.

     On December 30, 2003, the Company acquired 100% of the interests of Harford Mall Business Trust, a Maryland business trust that owns Harford Mall in Bel Air, MD, and its associated center, Harford Annex, for $71.0 million in cash.

THE COMPANY'S BUSINESS

     The Company is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the development, acquisition, and operation of regional shopping malls and community centers. The Company has elected to be taxed as a REIT for federal income tax purposes. As one of the five largest mall REITs in the United States, the Company owns interests in properties primarily in middle market communities in the Southeast and Midwest, as well as in select markets in other regions of the United States.

     The Company conducts substantially all of its business through the Operating Partnership. The Company is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31,

2003, CBL Holdings I, Inc. owned a 1.7% general partnership interest and CBL Holdings II, Inc. owned a 52.9% limited partnership interest in the Operating Partnership, for a combined interest held by the Company of 54.6%.


As of December 31, 2003, the Company owned:

     |X| interests in a portfolio of operating properties including 60 enclosed regional malls (the "Malls"), 23 associated centers (the "Associated Centers"), 59 community centers (the "Community Centers") and the Company's corporate office building (the "Office Building");

     |X| interests in two regional malls, one associated center and three community centers that are currently under construction (the "Construction Properties"), as well as options to acquire certain shopping center development sites; and

     |X| mortgages (the "Mortgages") on 12 properties that are secured by first mortgages or wrap-around mortgages on the underlying real estate and related improvements.

     The Malls, Associated Centers, Community Centers, Construction Properties, Mortgages and Office Building are collectively referred to as the "Properties" and individually as a "Property."

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

     The Management Company manages all of the Properties except for Governor's Square and Governor's Plaza in Clarksville, TN and Kentucky Oaks Mall, in Paducah, KY. A property manager affiliated with the third party managing general partner performs the property management services for these Properties and receives a fee for its services. The managing partner of each of these Properties controls the cash flow distributions, although the Company's approval is required for certain major decisions.

         The Properties derive most of their income from rents received through operating leases with retail tenants. These operating leases require tenants to pay minimum rent, which is often subject to scheduled increases throughout the term of the lease. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Additionally, tenant leases generally provide that the Company will be reimbursed for common area maintenance, real estate taxes, insurance and other operating expenses incurred in the operation of the Properties.

         The following terms used in this annual report on Form 10-K will have the meanings described below:

     |X| GLA - refers to gross leasable area of retail space in square feet, including anchors and mall tenants

     |X|  Anchor - refers to a department store or other large retail store

     |X| Freestanding - property locations that are not attached to the primary complex of buildings that comprise the mall shopping center

     |X| Outparcel - land used for freestanding developments, such as retail stores, banks and restaurants, on the periphery of the Properties

ENVIRONMENTAL MATTERS

     Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real property to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, without the current owner or operator having knowledge of the presence of the contaminants. If unidentified environmental problems arise at one of the Properties, substantial payments may be required to a governmental entity or third parties for property damage and for investigation and clean-up costs. Even if more than one person may have been responsible for the contamination, the Company may be held responsible for all of the clean-up costs incurred. The liability under environmental laws could adversely affect the Company's cash flow and ability to service its debt.

     All of the Properties have been subject to Phase I environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed property and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary physical investigation of the site and surrounding properties regarding historic uses for the preparation and issuance of written reports by independent environmental consultants. Some of the Properties contain, or contained, underground storage tanks for storing petroleum products or wastes typically associated with automobile service or other operations, as well as dry-cleaning establishments utilizing solvents. If necessary, the Company will sample building materials or conduct subsurface investigations. At certain Properties, the Company has developed and implemented operations and maintenance programs with operating procedures regarding asbestos-containing materials. Historically, costs associated with these programs have not been material.

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

GEOGRAPHIC CONCENTRATION

     The Company owns interests in 31 Malls, 16 Associated Centers, 24 Community Centers and one Office Building that are located in the southeastern United States. These Properties accounted for 57.5% of the Company's total revenues for the year ended December 31, 2003. Therefore, the Company's results of operations and funds available for distribution to shareholders are significantly impacted by economic conditions in the southeastern United States.


     The Company owns 15 Malls, 2 Associated Centers and 5 Community Centers that are located in the Midwestern United States. These Properties accounted for 25.8% of the Company's revenues for the year ended December 31, 2003. The Company will continue to look for opportunities to geographically diversify its portfolio in order to minimize dependency on any geographical region; however, the expansion of the portfolio through both acquisitions and developments are contingent on many factors including consumer demands, competition and economic conditions.

SIGNIFICANT PROPERTIES

     Revenues at Hanes Mall, Burnsville Center, Coolsprings Galleria and Meridian Mall accounted for 3.81%, 2.75%, 2.72% and 2.66%, respectively, of the Company's total revenues for the year ended December 31, 2003. The Company's financial position and results of operations will be somewhat affected by the results experienced at these Properties.

SIGNIFICANT MARKETS

     The top five markets, in terms of revenues, where the Company's Properties are located were as follows for the year ended December 31, 2003:

       Market                       Percentage Total of Revenues
       -----------------------      ----------------------------
       Nashville, TN                          7.63%
       Chattanooga, TN                        3.83%
       Winston-Salem, NC                      3.81%
       Madison, WI                            3.66%
       Charleston, SC                         3.11%

Top 25 Tenants

     The top 25 tenants based on percentage of the Company's total revenues were as follows for the year ended December 31, 2003:

                                                                                        Annual      Percentage
                                                        Number of                        Gross       Of Total
                            Tenant                        Stores       Square Feet     Rentals(1)    Revenues
            ---------------------------------------- -------------- ---------------- ------------- -----------
     1      Limited Brands, Inc.                           184         1,158,135      $ 35,509,859    5.32%
     2      The Gap Inc.                                    82           816,234        17,913,683    2.68%
     3      Foot Locker, Inc.                              132           485,773        17,865,945    2.68%
     4      JC Penney Co. Inc. (1)                          57         6,082,620        10,450,734    1.57%
     5      Abercrombie & Fitch, Co.                        41           298,665        10,122,426    1.52%
     6      Signet Group plc                                80           120,629        10,109,575    1.51%
     7      American Eagle Outfitters,Inc.                  52           263,321         9,828,979    1.47%
     8      Zale Corporation                               105           101,402         8,554,022    1.28%
     9      Charming Shoppes, Inc.                          49           287,671         8,004,306    1.20%
     10     The Regis Corporation                          149           172,881         7,833,189    1.17%
     11     The Finish Line, Inc.                           44           231,983         7,693,800    1.15%
     12     Trans World Entertainment                       45           226,101         7,588,874    1.14%
     13     Luxottica Group, S.P.A.                         87           182,998         7,462,168    1.12%
     14     Lerner New York, Inc.                           30           254,046         7,087,627    1.06%
     15     Borders Group Inc.                              44           256,875         6,990,907    1.05%
     16     Hallmark Cards, Inc.                            59           207,446         6,850,095    1.03%
     17     The Shoe Show of Rocky Mountain, Inc            45           242,417         6,848,709    1.03%
     18     Sun Capital Partners, Inc. (2)                  56           209,307         6,737,459    1.01%
     19     Sears, Roebuck and Co.(3)                       62         7,097,572         6,049,557    0.91%
     20     Bain Capital, Inc. (KB Toys) (4)                53           207,317         5,756,257    0.86%
     21     Pacific Sunwear of California                   50           167,130         5,692,421    0.85%
     22     Barnes & Noble Inc.                             42           263,369         5,643,549    0.85%
     23     The Buckle, Inc.                                34           165,308         5,480,279    0.82%
     24     Genesco Inc.                                    68           107,678         5,374,634    0.81%
     25     Claire's Stores, Inc.                           94           101,909         5,373,056    0.80%
                                                     -------------- ---------------- -------------- ----------
                                                         1,744        19,708,787      $232,822,111   34.89%
                                                     ============== ================ ============== ==========

(1) Includes annual base rent and tenant reimbursements based on amounts in effect at December 31, 2003.
(2)  JC Penney owns 25 of these stores.
(3) Sun Capital Partners, Inc. was previously Best Buy Co., Inc. and now also includes Media Play, The Mattress Firm, Bruegger's Bagels, Nationwide Mattress & Furniture Warehouse, Wickes Furniture, and One Price Clothing.
(4)  Sears owns 42 of these stores.
(5) KB Toys filed Chapter 11 bankruptcy on January 14, 2004 and has announced the closing of 24 of these stores, which represent $2.7 million in gross annual rentals.

THE COMPANY'S GROWTH STRATEGY

     The Company's objective is to achieve growth in funds from operation by maximizing cash flows through a variety of methods that are discussed below. s

Leasing, Management and Marketing

     The Company's objective is to maximize cash flows from its existing Properties through:

|X|  aggressive leasing that seeks crease occupancy,

|X|  originating and renewing leas higher base rents per square to in foot,

|X|  merchandising, marketing and es at ional activities and

|X| aggressively controlling oper costs and tenant occupancy promot costs. ating Expansions and Renovations

     Expansion of a Property through the addition of department stores, mall stores and large format retailers can create additional revenu for the Company as well as protect the Property's competitive position within its market. The Company did not e complete any expansions during 2003 an has scheduled the following to be completed during 2004:

               Property                            Location                  GLA             Opening Date
---------------------------------------   ---------------------------   ---------------   -------------------
Arbor Place Mall (Rich's-Macy's)          Douglasville, GA                 140,000          November 2004
East Towne Mall                           Madison, WI                      139,000          November 2004
West Towne Mall                           Madison, WI                       94,000          November 2004
Garden City Plaza Expansion               Garden City, KS                   26,500            March 2004
Coastal Way                               Spring Hill, FL                   20,500          September 2004
                                                                        ---------------
                                                                           420,000
                                                                        ===============

     Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior decor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and in maintaining the Property's market dominance. As shown below, the Company renovated six Properties during 2003 and will renovate three Properties during 2004.

       Property                    Location
------------------------    --------------------------

Completed in 2003:
------------------
St. Clair Square            Fairview Heights, IL
Parkdale Mall               Beaumont, TX
Eastgate Mall               Cincinnati, OH
Jefferson Mall              Louisville, KY
East Towne Mall             Madison, WI
West Towne Mall             Madison, WI


Scheduled for 2004:
-------------------
Northwoods Mall             North Charleston, SC
Cherryvale Mall             Rockford, IL
Panama City Mall            Panama City, FL


 Development of New Retail Properties

     In general, the Company seeks development opportunities in middle-market trade areas that it believes are under-served by existing retail operations.

These middle-markets must also have sufficient demographic trends to provide the opportunity to effectively maintain a competitive position. The following shows the new developments opened during 2003 and those currently under construction:

              Property                        Location                 GLA               Opening Date
-------------------------------------- ------------------------ ------------------  -----------------------

Opened in 2003:
---------------
The Shoppes at Hamilton Place          Chattanooga, TN                   110,000    May 2003
Cobblestone Village                    St. Augustine, FL                 265,000    May 2003
Waterford Commons                      Waterford, CT                     348,000    September 2003
                                                                ------------------
                                                                         723,000
                                                                ==================
Currently under construction:
-----------------------------
The Shoppes at Panama City             Panama City, FL                    56,000    February 2004
Coastal Grand (50/50 joint venture)    Myrtle Beach, SC                  908,000    March 2004
Wilkes-Barre Township Marketplace      Wilkes-Barre Township, PA         281,000    March 2004
Charter Oak Marketplace                Hartford, CT                      312,000    November 2004
Imperial Valley Mall (60/40 joint
    venture)                           El Centro, CA                     741,000    May 2005
                                                                ------------------
                                                                       2,298,000
                                                                ==================

     The Company's total investment in the Properties that were opened in 2003 was $84.3 million. Cobblestone Village and Waterford Commons were sold to Galileo America in October 2003 and January 2004, respectively. The developments that are currently under construction will represent an investment by the Company of approximately $137.3 million.

Acquisitions

     The Company believes there is opportunity for growth through acquisitions of regional malls and other associated properties. The Company selectively acquires regional mall properties where it believes it can increase the value of the property through its development, leasing and management expertise. The Company acquired the following Properties during 2003:

               Property                        Location                 GLA             Date Acquired
--------------------------------------- ------------------------ ------------------ -----------------------
Sunrise Mall and Sunrise Commons        Brownsville, TX                965,500      April 2003
Cross Creek Mall                        Fayetteville, NC             1,054,000      September 2003
River Ridge Mall                        Lynchburg, VA                  784,800      October 2003
Valley View Mall                        Roanoke, VA                    787,300      October 2003
Southpark Mall                          Colonial Heights, VA           626,800      December 2003
Harford Mall and Harford Annex          Bel Air, MD                    608,000      December 2003
                                                                 ------------------
                                                                     4,826,400
                                                                 ==================

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

INSURANCE

     The Operating Partnership carries a comprehensive blanket policy for liability, fire and rental loss insurance covering all of the Properties, with specifications and insured limits customarily carried for similar properties. The Company believes the Properties are adequately insured in accordance with industry standards.

COMPETITION

     The Properties compete with various shopping alternatives attracting retailers to competing locations. Competition for both the consumer and retailer includes open-air life-style centers, power center developments, outlet shopping centers, discount retailers, internet venues, television shopping networks, direct mail and other retail shopping developments. The extent of the retail competition varies from market to market. The Company works aggressively to attract customers through marketing promotions and campaigns.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST ("REIT")

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

EMPLOYEES

     The Company does not have any employees other than its statutory officers. The Management Company currently employees 678 full-time and 407 part-time employees. None of the Company's or Management Company's employees are represented by a union.

CORPORATE OFFICES

     The principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and the telephone number is (423) 855-0001.

AVAILABLE INFORMATION

     Additional information about the Company can be found on the Company's web site at www.cblproperties.com. Electronic copies of the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the "investor relations" section of the web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not, be considered to be a part of this Form 10-K.


ITEM 2. PROPERTIES

     Refer to Item 7: Management's Discussion and Analysis for additional information pertaining to the Properties' performance.

MALLS

     The Company owns a controlling interest in 56 Malls and non-controlling interests in four Malls. The Company also owns non-controlling interests in two Malls that are currently under construction. The Malls are primarily located in middle markets and have strong competitive positions because they are the only, or dominant, regional mall in their respective trade areas.

     The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.

     The Company classifies its Malls into two categories - Malls that have completed their initial lease-up ("Stabilized Malls") and Malls that are in their initial lease-up phase ("Non-Stabilized Malls"). The Non-Stabilized Mall category currently includes The Lakes Mall in Muskegon, MI, which opened in August 2001, and Parkway Place in Huntsville, AL, which opened in October 2002.

     The land underlying each Mall is owned in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center and Eastgate Mall. Each of these Malls is subject to long-term ground leases for all or a portion of the land.


     The following table sets forth certain information for each of the Malls as of December 31, 2003.

                                                                                       Mall
                                      Year of                                          Store   Percentage
                          Year of      Most                                          Sales per    Mall
                         Opening/     Recent    Company's     Total      Total Mall   Square    Store GLA
Mall/Location          Acquisition  Expansion   Ownership     GLA(1)   Store GLA(2)   Foot(3)   Leased(4)        Anchors
---------------------------------------------------------------------------------------------------------------------------------
Non-Stabilized Malls:
The Lakes                  2001        N/A             90%      548,487    217,247      249        96%    JCPenney, Sears,
Muskegon, MI                                                                                              Younkers, Bed Bath &
                                                                                                          Beyond
Parkway Place Mall         2002        N/A             45%      630,825    279,984      219        82%    Dillard's, Parisian
Huntsville, AL
                                                          -------------------------------------------------
                     Total Non-Stabilized Malls               1,179,312    497,231     $233        88%
                                                          -------------------------------------------------

Stabilized Malls:
Arbor Place                1999        2004           100%    1,036,244    378,056     $306        94%    Dillard's, JCPenney,
Atlanta(Douglasville),GA                                                                                  Parisian, Sears, Bed
                                                                                                          Bath & Beyond,
                                                                                                          Borders, Old Navy
Asheville Mall          1972/2000      2000           100%      931,262    310,427      287        99%    Belk, Dillard's,
Asheville, NC                                                                                             Dillard's West,
                                                                                                          JCPenney, Sears
Bonita Lakes Mall(5)       1997         N/A           100%      633,685    185,258      260        92%    Dillard's, Goody's,
Meridian, MS                                                                                              JCPenney, McRae's,
                                                                                                          Sears
Brookfield Square       1967/2001      1997           100%    1,030,200    317,350      420        93%    Boston Store,
Brookfield, WI                                                                                            JCPenney, Sears
Burnsville Center       1977/1998       N/A           100%    1,086,576    425,533      347        97%    JCPenney, Marshall
Burnsville, MN                                                                                            Fields, Mervyn's,
                                                                                                          Sears, Old Navy
Cary Towne Center       1979/2001      1993           100%    1,004,210    297,775      317        95%    Belk, Dillard's,
Cary, NC                                                                                                  Hecht's, JCPenney,
                                                                                                          Sears
Cherryvale Mall         1973/2001      1989           100%      689,687    299,607      315        98%    Bergner's, Marshall
Rockford, IL                                                                                              Field's, Sears
Citadel Mall            1981/2001      2000           100%    1,067,491    298,010      263        87%    Belk, Dillard's,
Charleston, SC                                                                                            Parisian, Sears,
                                                                                                          Target
College Square             1988        1993           100%      459,705    153,881      219        92%    Belk, Goody's,
Morristown, TN                                                                                            JCPenney, Proffitt's,
                                                                                                          Sears
Columbia Place          1977/2001      1997           100%    1,042,404    297,854      255        99%    Dillard's, JCPenney,
Columbia, SC                                                                                              Old Navy, Rich's-Macy's,
                                                                                                          Sears


                                                                                       Mall
                                      Year of                                          Store   Percentage
                          Year of      Most                                          Sales per    Mall
                         Opening/     Recent    Company's     Total      Total Mall   Square    Store GLA
Mall/Location          Acquisition  Expansion   Ownership     GLA(1)   Store GLA(2)   Foot(3)   Leased(4)        Anchors
---------------------------------------------------------------------------------------------------------------------------------

CoolSprings Galleria       1991        1994           100%    1,125,914    371,278      375        97%    Dillard's, Hechts,
Nashville, TN                                                                                             JCPenney, Parisian,
                                                                                                          Sears
Cross Creek Mall        1975/2003      2000           100%    1,054,034    254,688      465        97%    Belk, Hecht's,
Fayetteville, NC                                                                                          JCPenney, Sears
East Towne Mall         1971/2001      2003           100%      701,476    297,649      298       100%    Boston Store, Dick's,
Madison, WI                                                                                               JCPenney, Sears,
                                                                                                          Steve & Barry's
Eastgate Mall(12)       1980/2001      1995           100%    1,066,654    271,885      268        91%    Dillard's, JCPenney,
Cincinnati, OH                                                                                            Kohl's, Sears, Steve
                                                                                                          & Barry's
Fashion Square          1972/2001      1993           100%      798,016    285,252      297        96%    JCPenney, Marshall
Saginaw, MI                                                                                               Field's, Sears
Fayette Mall            1971/2001      1993           100%    1,074,922    308,524      484       100%    Dillard's, JCPenney,
Lexington, KY                                                                                             Lazarus, Sears,
                                                                                                          Dawahare's, Dick's
Foothills Mall          1983/1996      1997            95%      478,768    148,669      191        90%    Goody's,  JCPenney,
Maryville, TN                                                                                             Proffitt's for Women,
                                                                                                          Proffitt's for Men
                                                                                                          Kids & Home, Sears
Frontier Mall              1981        1997           100%      519,471    205,720      221        96%    Dillard's I,
Cheyenne, WY                                                                                              Dillard's II,
                                                                                                          JCPenney, Sears, Gart
                                                                                                          Sports
Georgia Square             1981         N/A           100%      673,138    251,584      256        97%    Belk, JCPenney,
Athens, GA                                                                                                Rich's-Macy's, Sears
Governor's Square          1986        1999            48%      718,786    287,161      268        85%    Belk, Dillard's,
Clarksville, TN                                                                                           Goody's, JCPenney,
                                                                                                          Sears, Linens N Things
Hamilton Place             1987        1998            90%    1,145,007    368,359      353       100%    Dillard's, JCPenney,
Chattanooga, TN                                                                                           Parisian, Proffitt's
                                                                                                          for Men Kids & Home,
                                                                                                          Proffitt's for Women,
                                                                                                          Sears
Hanes Mall              1975/2001      1990           100%    1,494,945    551,140      326        98%    Belk, Dillard's,
Wiston-Salem, NC                                                                                          Hecht's, JCPenney,
                                                                                                          Sears
Harford Mall            1973/2003      1995           100%      490,458    188,522      344(16)    98%    Hecht's, Sears, Old
Bel Air, MD                                                                                               Navy
Hickory Hollow Mall     1978/1998      1991           100%    1,088,280    418,091      253        91%    Dillard's, Hechts,
Nashville, TN                                                                                             JCPenney, Sears
Janesville Mall         1973/1998      1998           100%      627,128    173,798      306        99%    Boston Store,
Janesville, WS                                                                                            JCPenney, Kohl's,
                                                                                                          Sears
Jefferson Mall          1978/2001      1999           100%      923,762    269,434      302        93%    Dillard's, JCPenney,
Louisville, KY                                                                                            Lazarus, Sears
Kentucky Oaks Mall      1982/2001      1995            50%    1,013,822    420,568      261        94%    Dillard's,
Paducah, NY                                                                                               Elder-Beerman,
                                                                                                          Goody's, JCPenney,
                                                                                                          Sears, Developers
                                                                                                          Diversified(15),
                                                                                                          Shopko(14), Toys R
                                                                                                          Us, Circuit City,
                                                                                                          Hobby Lobby, Linens N
                                                                                                          Things, Office Max
Lakeshore Mall             1992        1999           100%      495,972    148,144      255        88%    Beall's (8), Belk,
Sebring, FL                                                                                               JCPenney, Kmart, Sears
Madison Square             1984        1985           100%      932,452    299,617      278        94%    Dillard's, JCPenney,
Huntsville, AL                                                                                            McRae's, Parisian,
                                                                                                          Sears
Meridian Mall(7)        1969/1998      1987           100%      977,085    397,176      268        95%    Bed Bath & Beyond,
Lansing, MI                                                                                               JCPenney, Marshall
                                                                                                          Field's, Mervyn's,
                                                                                                          Younkers, Galyan's,
                                                                                                          Schuler Books
Midland Mall            1991/2001      N/A            100%      515,000    197,626      268        81%    Elder-Beerman,
Midland, MI                                                                                               JCPenney, Sears,
                                                                                                          Target, Barnes & Noble


                                                                                       Mall
                                      Year of                                          Store   Percentage
                          Year of      Most                                          Sales per    Mall
                         Opening/     Recent    Company's     Total      Total Mall   Square    Store GLA
Mall/Location          Acquisition  Expansion   Ownership     GLA(1)   Store GLA(2)   Foot(3)   Leased(4)        Anchors
---------------------------------------------------------------------------------------------------------------------------------

Northwoods Mall         1972/2001      1995           100%      833,833    335,497      320        97%    Belk, Dillard's,
Charleston, SC                                                                                            JCPenney, Sears,
                                                                                                          Books A Million
Oak Hollow Mall            1995         N/A            75%      800,762    249,934      201        95%    Belk, Dillard's,
High Point, NC                                                                                            Goody's, JCPenney,
                                                                                                          Sears
Old Hickory Mall        1967/2001      1994           100%      544,668    164,573      317        92%    Belk, Goldsmith's,
Jackson, TN                                                                                               JCPenney, Sears
Panama City Mall        1976/2002      1984           100%      606,452    249,293      272        91%    Dillard's, JCPenney,
Panama City, FL                                                                                           Sears
Parkdale Mall           1986/2001      1993           100%    1,371,870    456,529      257        89%    Beall Bros.(8),
Beaumont, TX                                                                                              Dillard's I,
                                                                                                          Dillard's II,
                                                                                                          Foley's, JCPenney,
                                                                                                          Sears, Developers
                                                                                                          Diversified(15) ,
                                                                                                          Books A Million, ,
                                                                                                          Linens N Things
Pemberton Square           1985        1999           100%      351,920    133,685      154        74%    Dillard's, JCPenney,
Vicksburg, MS                                                                                             McRae's, Designer,
                                                                                                          Inc.
Plaza del Sol Mall         1979        1996            51%      261,586    105,405      189        99%    Beall Bros.(8),
Del Rio, TX                                                                                               JCPenney, Bell Furniture
Post Oak Mall              1982        1985           100%      776,898    320,280      263        86%    Beall Bros.(8),
College Station, TX                                                                                       Dillard's, Dillard's
                                                                                                          South, Foley's,
                                                                                                          JCPenney, Sears
Randolph Mall           1982/2001      1989           100%      350,035    148,021      191        84%    Belk, Dillard's,
Asheboro, NC                                                                                              JCPenney, Sears
Regency Mall            1981/2001      1999           100%      884,534    269,141      253        87%    Boston Store, Boston
Racine, WI                                                                                                Home Store, JCPenney,
                                                                                                          Sears,  Target
Richland Mall           1980/2002      1996           100%      720,610    241,132      310        97%    Beall Bros(8),
Waco, TX                                                                                                  Dillard's I,
                                                                                                          Dillard's II,
                                                                                                          JCPenney, Sears
Rivergate Mall          1971/1998      1998           100%    1,129,035    347,206      290       100%    Dillard's, Hecht's,
Nashville, TN                                                                                             JCPenney, Sears,
                                                                                                          Linens N Things
River Ridge Mall        1980/2003      2000           100%      784,775    203,208      299        99%    Belk, Hecht's,
Lynchburg, VA                                                                                             JCPenney, Sears,
                                                                                                          Value City
Southpark Mall          1989/2003      N/A            100%      626,806    223,482      291        99%    Hecht's, JCPenney,
Colonial Heights, VA                                                                                      Dillard's, Sears
St. Clair Square(9)     1974/1996      1993           100%    1,047,438    283,364      378        99%    Dillard's, Famous
Fairview Heights, IL                                                                                      Barr, JCPenney, Sears
Stroud Mall(10)         1977/1998      1994           100%      424,232    150,309      314       100%    JCPenney, Sears, The
Stroudsburg, PA                                                                                           Bon-Ton
Sunrise Mall            1979/2003      2000           100%      739,996    315,095      313        84%    Beall Bros.(8),
Brownsville, TX                                                                                           Dillard's, JCPenney,
                                                                                                          Sears
Towne Mall              1977/2001      N/A            100%      465,451    155,137      216        96%    Dillard's,
Franklin, OH                                                                                              Elder-Beerman, Sears,
                                                                                                          Dunham's Sports
Turtle Creek Mall          1994        1995           100%      846,150    223,056      313        95%    Dillard's, Goody's,
Hattiesburg, MS                                                                                           JCPenney, McRae's I,
                                                                                                          McRae's II, Sears
Twin Peaks Mall            1985        1997           100%      555,919    242,534      218        87%    Dillard's I,
Longmont, CO                                                                                              Dillard's II,
                                                                                                          JCPenney, Sears
Valley View Mall        1985/2003      1999           100%      787,255    287,720      325        95%    Belk, Hecht's,
Roanoke, VA                                                                                               JCPenney, Sears
Walnut Square(11)          1980        1992           100%      449,798    170,605      243        93%    Belk, Goody's,
Dalton, GA                                                                                                JCPenney, Proffitt's,
                                                                                                          Sears
Wausau Center(13)       1983/2001      1999           100%      429,970    156,770      276        94%    JCPenney, Sears,
Wausau, WI                                                                                                Younkers
West Towne Mall         1970/2001      2003           100%      815,856    422,469      402       100%    Boston Store,
Madison, WI                                                                                               JCPenney, Sears


                                                                                       Mall
                                      Year of                                          Store   Percentage
                          Year of      Most                                          Sales per    Mall
                         Opening/     Recent    Company's     Total      Total Mall   Square    Store GLA
Mall/Location          Acquisition  Expansion   Ownership     GLA(1)   Store GLA(2)   Foot(3)   Leased(4)        Anchors
---------------------------------------------------------------------------------------------------------------------------------

WestGate Mall(6)        1975/1995      1996           100%    1,100,679    267,353      256        99%    Belk, Dillard's,
Spartanburg, SC                                                                                           JCPenney, Proffitt's,
                                                                                                          Sears, Bed Bath &
                                                                                                          Beyond, Dick's
                                                                                                          Sporting Goods
Westmoreland Mall       1977/2002      1994           100%    1,017,114    405,023      337        97%    JCPenney, Kaufmann's,
Greensboro, PA                                                                                            Kaufmann's Home Store,
                                                                                                          Sears, The Bon-Ton,
                                                                                                          Old Navy
York Galleria           1998/1999       N/A           100%      770,668    233,451      304       100%    Boscov's, JCPenney,
York, PA                                                                                                  Sears, The Bon-Ton
                                                          -------------------------------------------------
                         Total Stabilized Malls               46,390,864    15,838,908 $300        94%
                                                          -------------------------------------------------
                          Grand Total All Malls               47,570,176   16,336,139  $298        94%
                                                          =================================================

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
(2)  Excludes Anchors.
(3)  Totals represent weighted averages.
(4)  Includes tenants paying rent for executed leases as of December 31, 2003.
(5) Bonita Lakes - Company is the lessee under a ground lease for 82 acres, which extends through June 30, 2035, including four five-year renewal options. The annual base rent at December 31, 2003, is $30,993 increasing by 6% per year.
(6) Westgate Mall - The Company is the lessee under several ground leases for approximately 53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. Rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(7) Meridian Mall - The Company is the lessee under several ground leases in effect through March 2067 with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
(8) Lakeshore, Parkdale and Sunrise Malls - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(9) St. Clair Square - The Company is the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. Rental amount is $40,000 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
(10) Stroud Mall - The Company is the lessee under a ground lease, which extends through July 2089. The current rental amount is $50,000 per year with an additional $100,000 paid every 10 years.
(11) Walnut Square - The Company is the lessee under several ground leases, which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. Rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.
(12) Eastgate Mall - Ground rent is $24,000 per year.
(13) Wausau Center - Ground rent is $181,500 per year plus 10% of net taxable cash flow.
(14) Kentucky Oaks Mall - Shopko is vacant.
(15) Developers Diversified has assumed the former Service Merchandise lease.
(16) Harford Mall's 2003 mall store slaes per square foot were not included in the computation of 2003 mall store sales for the mall portfolio since Harford Mall was acquired on Decmeber 30, 2003.

Anchors

     Anchors are an important factor in a Mall's successful performance. The public's identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

     Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Approximately 28% of the anchor square footage is leased and the remaining 72% is owned by the anchor. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 7.7% of the total revenues from the Company's Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with the Company covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

     During 2003, the Company replaced vacant anchor locations with the following new anchors:

Anchor                        Property                 Location
--------------------------------------------------------------------------------
JC Penney                     Arbor Place Mall         Douglasville, GA
Younkers                      Meridian Mall            Lansing, MI

     In  addition,   the  Company   added  the   following   junior   anchor  or
non-traditional anchor boxes to the following mall properties:

Anchor                       Property                    Location
--------------------------------------------------------------------------------
Cinemark                     Randolph Mall               Asheboro, NC
Steve & Barry's              East Towne Mall             Madison, WI
Steve & Barry's              Eastgate Mall               Cincinnati, OH
Linens N' Things             Parkdale Mall               Beaumont, TX
Linens N' Things             Rivergate Mall              Nashville, TN
Barnes & Noble               Midland Mall                Midland, TX

     As of December 31, 2003, the Malls had a total of 289 anchors including 1 vacant anchor location. The following table lists all mall anchors and the amount of GLA leased or owned by each Anchor as of December 31, 2003:

                               Number of
Anchor                           Stores       Leased GLA       Owned GLA         Total GLA
---------------------------- ------------------------------------------------ ----------------
JCPenney                            55        2,752,060        3,193,486        5,945,546
Sears                               56        1,364,160        5,620,569        6,984,729
Dillard's                           42          511,759        4,913,246        5,425,005
Sak's:
     Boston Store                    4           96,000          460,074          556,074
     Proffitts                       7                0          643,082          643,082
     Parisian                        6          132,621          647,633          780,254
     McRae's                         5                0          511,359          511,359
     Younker's                       5          194,161          367,556          561,717
          Subtotal                  27          422,782        2,629,704        3,052,486
Belk                                17          624,928        1,547,262        2,172,190
The May Company:
     Foley's                         2                0          275,155          275,155
     Famous Barr                     1          236,489                0          236,489
     Hecht's                        10          272,986        1,149,446        1,422,432
          Subtotal                  13          509,475        1,424,601        1,934,076
Federated Department
Stores:
     Macy's                          1                0          115,623          115,623
     Lazarus                         2                0          427,143          427,143
     Rich's                          2          119,700          167,174          286,874
          Subtotal                   5          119,700          709,940          829,640
Goody's                              8          270,616                0          270,616
Target, Inc.:
     Marshall Field                  4          147,632          494,299          641,931
     Target                          3                0          315,636          315,636
     Mervyn's                        2           74,889          124,919          199,808
          Subtotal                   9          222,521          934,854        1,157,375
The Bon Ton                          3           87,024          231,715          318,739
Kmart                                1           86,479                0           86,479
Boscov's                             1                0          150,000          150,000
Kohl's                               2          183,591                0          183,591
Bed, Bath & Beyond                   4          129,714                0          129,714
Old Navy                             5          135,710                0          135,710
Bergner's                            1                0          128,330          128,330
Elder-Beerman                        3          124,233          117,888          242,121
Hobby Lobby                          1           54,875                0           54,875
Service Merchandise                  2           63,404           53,000          116,404
Beall Bros.                          5          185,147                0          185,147
Beall's (Fla)                        1           45,844                0           45,844
Bel Furniture                        1           87,461                0           87,461
Designer, Inc.                       1           20,269                0           20,269
Dick's Sporting Goods                2          110,036                0          110,036
Borders                              1           25,814                0           25,814
Galyan's                             1           80,515                0           80,515
Kaufmann's                           2           24,370          168,341          192,711



Linens N Things                      4          115,610                0          115,610
Barnes & Noble                       1           24,368                0           24,368
Books A Million                      2           44,180                0           44,180
Circuit City                         1           20,831                0           20,831
Dawahare's                           1           21,652                0           21,652
Dunhams Sports Outfitters            1           21,159                0           21,159
Gart Sports                          1           24,750                0           24,750
Office Max                           1           23,600                0           23,600
Schuler Books                        1           24,116                0           24,116
Steve & Barry's                      2           48,197                0           48,197
Toys R Us                            1           29,398                0           29,398
Value City                           1           97,411                0           97,411
Vacant Anchors:
     Shopko                          1                0           85,229           85,229
     Former Kmart                    1           87,461                0           87,461


                             ------------------------------------------------ ----------------
                                   287        8,737,759       21,908,165       30,645,924
                             ================================================ ================

MALL STORES

     The Malls have approximately 7,109 mall stores. National and regional retail chains (excluding local franchises) lease approximately 70.0% of the occupied mall store GLA. Although mall stores occupy only 34.3% of the total mall GLA, the Malls received 87.7% of their revenues from mall stores for the year ended December 31, 2003.

     The following table summarizes certain information about the mall stores for the last three years.

                                                           Average Base      Average Mall
                        Total             Total              Rent Per      Store Sales Per
 At December 31,         GLA(1)         GLA Leased(1)    Square Foot (2)   Square Foot (3)
------------------ ----------------- -----------------  ----------------- -----------------
        2001          12,607,000       11,537,000            $22.91              $297
        2002          13,502,000       12,522,000             23.49               293
        2003          14,640,000       13,794,000             25.05               298

(1)      Years ended December 31, 2001 and 2002 have been restated to exclude mall stores greater than 20,000 square feet.
(2)      Average base rent per square foot is based on mall store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(3)      Calculated for the preceding twelve-month period.  The calculation of sales per square foot excludes all stores over 10,000 square feet.

Mall Lease Expirations

     The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2003:

                                                  Approximate                     Expiring       Expiring
                                                  Mall Store                     Leases as %    Leases as a
                    Number of                       GLA of                        of Total      % of Total
  Year Ending        Leases        Annualized      Expiring     Base Rent Per    Annualized     Leased Mall
  December 31,      Expiring     Base Rent (1)      Leases       Square Foot      Base Rent      Store GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
         2004           787       $34,498,000      1,626,000         $21.22          10.8%          12.4%
         2005           234        38,130,000      1,709,000          22.31          12.0%          13.0%
         2006           172        39,603,000      1,605,000          24.67          12.4%          12.2%
         2007           151        38,018,000      1,599,000          23.78          11.9%          12.2%
         2008           563        36,217,000      1,543,000          23.48          11.4%          11.8%
         2009           414        26,788,000      1,126,000          23.79           8.4%           8.6%
         2010           211        24,497,000        901,000          27.19           7.7%           6.9%
         2011           377        28,931,000      1,051,000          27.54           9.1%           8.0%
         2012           336        24,069,000        832,000          28.94           7.5%           6.3%
         2013           268        20,233,000        827,000          24.47           6.3%           6.3%

(1) Total annualized base rent for all leases executed as of December 31, 2003, including rent for space that is leased but not occupied.

Mall Tenant Occupancy Costs

     Occupancy cost is a tenant's total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

                                                 Year Ended December 31, (1)
                                         ---------------------------------------------
                                             2003           2002            2001
                                         -------------- -------------- ---------------
 Mall store sales (in millions) (2)        $3,199.9       $2,852.8       $2,821.4
                                         ============== ============== ===============
 Minimum rents                                 8.5%           8.3%           8.0%
 Percentage rents                              0.3%           0.4%           0.3%
 Tenant reimbursements (3)                     3.4%           3.3%           3.0%
                                         -------------- -------------- ---------------
 Mall tenant occupancy costs                  12.2%          12.0%          11.3%
                                         ============== ============== ===============

(1) Excludes Malls not owned or open for full reporting period except for 2001, which includes results from the Jacobs Malls.
(2) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing mall store GLA of 10,000 square feet or less. Represents 100% of sales for the Malls. In certain cases, the Company and the Operating Partnership own less than a 100% interest in the Malls.
(3) Represents reimbursements for real estate taxes, insurance and common area maintenance charges.

ASSOCIATED CENTERS

     The Company owns a controlling interest in 21 Associated Centers and non-controlling interests in two Associated Centers. The Company also owns a controlling interest in one Associated Center that was under construction at December 31, 2003, and opened in February 2004.

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

                                                          Average Base     Average Sales
                                           Total        Rent Per Square      Per Square
 At December 31        Total GLA        Leasable GLA        Foot(1)           Foot(2)
------------------- ----------------- ----------------- ----------------- -----------------
     2001              2,974,495         1,615,373           $9.73              $198
     2002              3,563,351         2,162,012            9.87               181
     2003              3,999,212         2,472,428            9.90               192

(1) Average base rent per square foot is based on mall store GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(2) Calculated for the preceding twelve-month period for those tenants reporting twelve month's of sales. The calculation of sales per square foot excludes theaters.

     All of the land underlying the Associated Centers is owned in fee simple except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

Associated Centers Lease Expirations

         The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2003.

                                                                                  Expiring
                                   Annualized     Approximate                    Leases as %     Expiring
                    Number of     Base Rent of      GLA of                        of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot      Base Rent     Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
     2004              28          $ 958,000         96,000           $9.97           6.5%           7.1%
     2005              41          2,350,000        201,000           11.70          16.0%          14.9%
     2006              25          1,136,000         94,000           12.06           7.7%           7.0%
     2007              19            930,000         79,000           11.76           6.3%           5.9%
     2008              24          1,351,000        134,000           10.06           9.2%          10.0%
     2009              12          1,653,000        164,000           10.09          11.2%          12.1%
     2010               7          1,003,000        148,000            6.78           6.8%          11.0%
     2011               3            842,000        102,000            8.26           5.7%           7.6%
     2012              14          2,655,000        188,000           14.14          18.0%          13.9%
     2013               8          1,047,000         80,000           13.10           7.1%           5.9%

(1) Total annualized base rent for all leases executed as of December 31, 2003, including rent for space that is leased but not occupied.

     The following table sets forth certain information for each of the Associated Centers as of December 31, 2003:

                           Year of
                          Opening/                              Total     Percentage
Associated Center/      Most Recent   Company's     Total     Leasable       GLA
Location                 Expansion   Ownership     GLA(1)      GLA(2)    Occupied(3)        Anchors
-------------------------------------------------------------------------------------------------------------
Bonita Lakes Crossing(4) 1997/1999      100%      130,150      130,150        92%    Books-A-Million,
Meridian, MS                                                                         Office Max, Old Navy,
                                                                                     Shoe Carnival, TJ
                                                                                     Maxx, Toys 'R' Us
CoolSprings Crossing        1992        100%      373,931      192,370        85%    H.H. Gregg(6), Wild
Nashville, TN                                                                        Oats(6), Lifeway
                                                                                     Christian Store,
                                                                                     Target(6), Toys "R"
                                                                                     Us(6)
Courtyard at Hickory        1979         100%      77,460       77,460       100%    Carmike Cinemas, Just
    Hollow                                                                           For Feet(7)
Nashville, TN
Eastgate Crossing           1991        100%      195,112      171,628        98%    Borders, Circuit City,
Cincinnati, OH                                                                       Kids "R" Us, Kroger,
                                                                                     Office Max(6)
Foothills Plaza          1983/1986      100%      191,216       71,216       100%    Carmike Cinemas,
Maryville, TN                                                                        Dollar General,
                                                                                     Foothill's Hardware,
                                                                                     Fowler's Furniture
Frontier Square             1985        100%      161,615       16,615       100%    Albertson's(8),
Cheyenne, WY                                                                         Target(6)
Governor's Square Plaza   1985(5)        50%      187,599       65,401       100%    Office Max, Premier
Clarksville, TN                                                                      Medical Group, Target
Georgia Square Plaza        1984        100%       15,393       15,393       100%    Georgia Theatre Company
Athens, GA
Gunbarrel Pointe            2000        100%      281,525      155,525       100%    David's Bridal,
Chattanooga, TN                                                                      Goody's, Kohl's,
                                                                                     Target(6)
Hamilton Corner             1990         90%       88,298       88,298        47%    Fresh Market, PetCo
Chattanooga, TN
Hamilton Crossing        1987/1994       92%      185,370       92,257        92%    Home Goods(6),
Chattanooga, TN                                                                      Michaels(6), Parties R
                                                                                     Us, TJ Maxx, Toys "R"
                                                                                     Us(6)
Harford Annex            1973/2003      100%      107,903      107,903       100%    Best Buy, Dollar Tree,
Bel Air, MD                                                                          Gardiner's Furniture,
                                                                                     PetsMart
The Landing                 1999        100%      169,523       91,836        90%    Circuit City(6),
Atlanta(Douglasville),GA                                                             Lifeway, Michael's,
                                                                                     Shoe Carnival, Toys
                                                                                     "R" Us(6)


                           Year of
                          Opening/                              Total     Percentage
Associated Center/      Most Recent   Company's     Total     Leasable       GLA
Location                 Expansion   Ownership     GLA(1)      GLA(2)    Occupied(3)        Anchors
-------------------------------------------------------------------------------------------------------------

Madison Plaza               1984        100%      153,085       98,690        97%    Food World, Party
Huntsville, AL                                                                       City, TJ Maxx
Parkdale Crossing           2002        100%       80,209       80,209       100%    Barnes & Noble,
Beaumont, TX                                                                         Lifeway Christian
                                                                                     Store, Office Depot,
                                                                                     Petco
Pemberton Plaza             1986        10%        77,893       26,947        75%    Blockbuster, Kroger(6)
Vicksburg, MS
Sunrise Commons          1979/2003      100%      226,012      100,567       100%    K-Mart, Marshalls, Old
Brownsville, TX                                                                      Navy, Ross, Staples
Shoppes at Hamilton         2003        92%       109,937      109,937        99%    Bed Bath & Beyond,
Place                                                                                Marshall's, Ross
Chattanooga, TN
The Terrace                 1997         92%      156,297      117,025       100%    Barnes & Noble,
Chattanooga, TN                                                                      Circuit City(6),
                                                                                     Linens 'N Things, Old
                                                                                     Navy, Staples
Village at Rivergate     1981/1998      100%      166,366       66,366        29%    Chuck E. Cheese,
Nashville, TN                                                                        Target(6)
Westmoreland Crossing       2002        100%      277,303      277,303        50%    Ames(9), Carmike
Greensburg, PA                                                                       Cinema, Michaels, Shop
                                                                                     N' Save
WestGate Crossing        1985/1999      100%      157,247      157,247        92%    Chuck E. Cheese,
Spartanburg, SC                                                                      Goody's, Old Navy,
                                                                                     Toys "R" Us
West Towne Crossing         1980        100%      429,768      162,085       100%    Barnes & Noble, Best
Madison, WI                                                                          Buy, Kohls(6), Cub
                                                                                     Foods(6), Gander
                                                                                     Mountain, Office
                                                                                     Max(6), Shopko(6)
                                                --------------------------------------
Total Associated Centers                         3,999,212    2,472,428      89%
                                                ======================================

(1) Includes the total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)  Includes leasable anchors.
(3) Includes tenants with executed leases at December 31, 2002 and includes leased anchors.
(4) Bonita Lakes Crossing - The land is ground leased through June 2015 with options to extend through June 2035. The annual rent at December 31, 2003 was $20,420, increasing by 6% each year.
(5) Governor' Square Plaza - Originally opened in 1985, and was acquired by the Company in June 1997.
(6)  Owned by the tenant.
(7) Courtyard at Hickory Hollow -Just For Feet is closed, but still paying rent. Just For Feet's parent company, Footstar, Inc., filed for bankruptcy in March 2004.
(8)  The former Albertson's is vacant, owned by others and is being redeveloped.
(9)  The former Ames location is vacant.

COMMUNITY CENTERS

     The Company owns a controlling interest in 17 Community Centers and non-controlling interests in two Community Centers. The Company also owns two Community Centers that are currently under construction.

     Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores' rents are typically fixed and are for longer terms.

     Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center's small shops. The tenants at the Company's Community Centers typically offer necessities, value-oriented and convenience merchandise.

     As discussed under Recent Developments, the Company sold its interests in 41 community centers to Galileo America in October 2003 and acquired a 10% interest in Galileo America.

     The following table summarizes certain information about the Community Centers for the last three years.

                                                           Average Base     Average Sales
                                           Total         Rent Per Square   Per Square Foot
 At December 31,       Total GLA        Leasable GLA         Foot (1)            (2)
------------------- ----------------- ----------------- ------------------ -----------------
     2001               8,357,207          5,472,017            $9.43             $190
     2002               7,580,027          5,123,643             9.72              224
     2003 (3)           3,422,000          2,071,840             9.15              122

(1) Average base rent per square foot is based on GLA occupied as of the last day of the indicated period for the preceding twelve-month period.
(2) Calculated for the preceding twelve-month period for those tenants reporting twelve months of sales. The calculation of sales per square foot excludes theaters.
(3)  Excludes the community centers sold to Galileo America in October 2003.

     The following tables sets forth certain information for each of the Company's Community Centers at December 31, 2003:

                              Year of                                                                                Square
                              Opening/                            Total    Percentage                               Feet of
                            Most Recent  Company's     Total    Leasable      GLA                                    Anchor
Community Center / Location  Expansion   Ownership     GLA(1)     GLA(2)   Occupied(3)         Anchors              Vacancies
-----------------------------------------------------------------------------------------------------------------------------
BJ's Plaza(4) (12)             1991        100%       104,233     104,233    100%    BJ's Wholesale Club                None
Portland, ME
Cedar Plaza                    1988        100%        50,000      50,000    100%    Tractor Supply Company             None
Cedar Springs, MI
Keystone Crossing              1989        100%        40,400      40,400    100%    Food Lion(5), Dollar General     29,000
Tampa, FL
Longview Crossing(6)(11)       2000        100%        40,598      40,598    100%    Food Lion                          None
Hickory, NC
Massard Crossing               2001         10%       300,717      98,410     94%    Goody's, TJ Maxx,                  None
Ft. Smith, AR                                                                        Wal*Mart(7)
North Creek Plaza              1983        100%        28,500      28,500     26%    Food Lion(5)                     21,000
Greenwood, SC
Oaks Crossing                1990/1993     100%       119,674      27,450    100%    Buck's Variety, Wal*Mart(7)        None
Otsego, MI
Sattler Square                 1989        100%       132,746      94,760    100%    Big Lots, Rite Aid, Tractor      25,000
Big Rapids, MI                                                                       Supply Company
Springdale Mall (12)         1960/2002     100%       968,962     688,962     88%    Barnes & Noble, Best Buy,          None
Mobile, AL                                                                           Burlington Coat Factory,
                                                                                     David's Bridal, Goody's,
                                                                                     Linens N Things, Marquee
                                                                                     Cinemas, McRae's, Old Navy,
                                                                                     Piccadilly, Staples,
                                                                                     Wherehouse Entertainment
Springs Crossing(8) (11)     1987/1996     100%        42,920      42,920     84%    Food Lion                         6,720
Hickory, NC
Stone East Plaza(11)           1983        100%        45,259      45,259     98%    Auto Zone, Dollar General,         None
Kingsport, TN                                                                        Spa World
34th St. Crossing              1989        100%        51,120      51,120     78%    Food Lion (9)                    35,720
St. Petersburg, FL
Uvalde Plaza                 1987/1992      75%        34,000      34,000    100%    Beall's, Wal*Mart(7)               None
Uvalde, TX
Valley Crossing(11)          1988/1991     100%       186,077     186,077     99%    Dollar Tree, Circuit City,         None
Hickory, NC                                                                          Goody's, Office Depot, Rack
                                                                                     Room Shoes, TJ Maxx
The Village at Wexford         1990        100%        72,450      72,450    100%    Tractor Supply Company(10)         None
Cadillac, MI


                              Year of                                                                                Square
                              Opening/                            Total    Percentage                               Feet of
                            Most Recent  Company's     Total    Leasable      GLA                                    Anchor
Community Center / Location  Expansion   Ownership     GLA(1)     GLA(2)   Occupied(3)         Anchors              Vacancies
-----------------------------------------------------------------------------------------------------------------------------

Village Square               1990/1993     100%       163,294      27,050     96%    Fashion Bug, Wal*Mart(7)           None
Houghton Lake, MI
Waterford Commons (11)         2003        100%       353,086     242,297     91%    Best Buy, Borders, Dick's          None
Waterford, CT                                                                        Sporting Goods, iParty,
                                                                                     Linens N Things, Michael's,
                                                                                     Pier 1, Raymour & Flanigan
                                                                                     Furniture
Willowbrook Plaza              1999         10%       386,130     292,580     85%    American Multi-Cinema, Home        None
Houston, TX                                                                          Depot(7), Linens 'N Things
Willow Springs Plaza(11)     1991/1994     100%       224,753     130,753     97%    Home Depot(7), JCPenney           None
Nashua, NH                                                                           Home Store, Jordan's
                                                                                     Warehouse, Office Max, Petco
                                                  ------------------------------------
                 Total Community Centers            3,422,079   2,297,819    91.9%
                                                  ====================================

(1) Includes the total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)  Includes leasable Anchors.
(3) Includes tenants paying rent on executed leases on December 31, 2002. Calculation includes leased Anchors.
(4) BJ's Plaza - Ground Lease term extends to 2051 including four 10-year extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(5) Tenant has closed its store, but is continuing to meet its financial obligations under its lease.
(6) Longview Crossing - Ground Lease term extends to 2049 including three 10-year extensions. Lessor receives a share of percentage rents during initial terms and extensions. Lessee has a right of first refusal to purchase the fee.
(7)  Owned by the tenant.
(8) Springs Crossing - Ground Lease term extends to 2048 including three 10-year extensions. Lessor receives a share of percentage rents during initial term and extensions. Lessee has a right of first refusal to purchase the fee.
(9) 34th Street Crossing - Food Lion has closed its store but is continuing to meet its financial obligations and is sub-leasing the space.
(10) Village at Wexford - Tractor Supply Company has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing the minimum annual rent at the time of exercise at a rate o 8.33%.
(11) The property was sold in the second phase of the Galileo transaction in January 2004.
(12) The property is to be sold to Galileo America in January 2005.

Community Centers Lease Expirations

     The following table summarizes the scheduled lease expirations for tenants in occupancy at the Company's 17 community centers at December 31, 2003.

                                                                                  Expiring
                                   Annualized     Approximate                    Leases as %     Expiring
                    Number of     Base Rent of      GLA of                        of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot      Base Rent     Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
    2004                 19          $430,000         44,000        $9.77             2.7%           2.2%
    2005                 19           870,000         92,000         9.46             5.4%           4.5%
    2006                 12           285,000         75,000          3.8             1.8%           3.7%
    2007                 19           351,000         59,000         5.95             2.2%           2.9%
    2008                 10           393,000         78,000         5.04             2.4%           3.8%
    2009                  3           478,000         60,000         7.97             3.0%           2.9%
    2010                  1            18,000          2,000         9.00             0.1%           0.1%
    2011                  0                 0              0         0.00             0.0%           0.0%
    2012                  1           162,000         10,000        16.20             1.0%           0.5%
    2013                  2           163,000         32,000         5.09             1.0%           1.6%

(1) Total annualized base rent for all leases executed as of December 31, 2003, including rent for space that is leased but not occupied.

MORTGAGES

         The Company owns 12 mortgages that are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

OFFICE BUILDING

     The Company owns a 92% interest in the 128,000 square foot office building where its corporate headquarters is located. At December 31, 2003, the Company occupied 60% of the total square footage of the building.

                        Mortgage Loans Outstanding at December 31, 2003
                                         (in thousands)

                                                                                                       Estimated
                                                                                                        Balloon     Date
                                  Company's                     Principal                               Payment  Open to
                                  Ownership    Interest       Balance as of   Annual Debt   Maturity    Due at   Prepayment
      Collateral Property           Share        Rate         12/31/03 (1)      Service       Date     Maturity     (2)
--------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED DEBT:
-----------------
MALLS:
Arbor Place Mall                    100%        6.510%           $79,570         $6,610      Jul-12      $63,397   Jun-05(4)
Asheville Mall                      100%        6.980%            69,541          5,677      Sep-11       61,229   Oct-04
Bonita Lakes Mall                   100%        6.820%            27,178          2,503      Oct-09       22,539    Open
Brookfield Square                   100%        7.498%            71,742          7,219      May-05       68,980   Jan-04(5)
Burnsville Center                   100%        8.000%            70,923          6,900      Oct-10       60,341   Sep-05
Cary Towne Center                   100%        6.850%            88,310          7,077      Mar-09       81,961   Apr-05
Cherryvale Mall                     100%        7.375%            45,727          4,648      Jul-06       41,980    Open
Citadel Mall                        100%        7.390%            31,767          3,174      May-07       28,700    Open
College Square                      100%        6.750%            12,301          1,726      Sep-13           --    Open
Columbia Place                      100%        5.450%            33,839          2,493      Oct-13       25,512   Sep-06(4)
Coolsprings Galleria                100%        8.290%            60,322          6,636      Oct-10       47,827    Open
Cross Creek Mall                    100%        7.400%            64,024          5,401      Apr-12       56,520    Open
East Towne Mall                     100%        8.010%            27,791          7,434      Dec-06       25,447    Open
Eastgate Mall                       100%        2.625%(3)         41,125          1,080      Feb-04       41,125    Open
Fashion Square Mall                 100%        6.510%            60,923          5,061      Jul-12       48,540   Jun-05(4)
Fayette Mall                        100%        7.000%            95,470          7,824      Jul-11       84,096   Jul-06
Hamilton Place                       90%        7.000%            65,448          6,361      Mar-07       59,505    Open
Hanes Mall                          100%        7.310%           111,516         10,726      Jul-08       97,551    Open
Hickory Hollow Mall                 100%        6.770%            89,500          7,723      Aug-08       80,847    Open(6)
Janesville Mall                     100%        8.375%            14,255          1,857      Apr-16           --    Open
Jefferson Mall                      100%        6.510%            44,325          3,682      Jul-12       35,316   Jun-05(4)
Meridian Mall                       100%        4.520%            95,479          6,416      Oct-08       84,588   Sep-06(4)
Midland Mall                        100%        2.620%(3)         30,000            786      Jun-04       30,000    Open
Northwoods Mall                     100%        6.510%            63,461          5,271      Jul-12       50,562   Jun-05(4)
Oak Hollow Mall                      75%        7.310%            45,960          4,709      Feb-08       39,567    Open
Old Hickory Mall                    100%        6.510%            35,148          2,920      Jul-12       28,004   Jun-05(4)
Panama City Mall                    100%        7.300%            40,144          3,373      Aug-11       36,089    Open
Parkdale Mall                       100%        5.010%            56,712          4,003      Oct-10       47,408   Sep-06(4)
Randolph Mall                       100%        6.500%            15,328          1,272      Jul-12       12,209   Jun-05(4)
Regency Mall                        100%        6.510%            34,757          2,887      Jul-12       27,693   Jun-05(4)
Rivergate Mall                      100%        6.770%            72,334          6,240      Aug-08       65,479    Open(6)
River Ridge Mall                    100%        8.050%            22,336          2,353      Jan-07       20,518    Open
Southpark Mall                      100%        7.000%            38,035          3,308      May-12       30,763   Jun-05
St. Clair Square                    100%        7.000%            68,892          6,361      Apr-09       58,975    Open
Stroud Mall                         100%        8.420%            31,794          2,977      Dec-10       29,385    Open(4)



Sunrise Mall                        100%        4.900%(7)         40,000          1,960      May-04       40,000    Open(7)
Turtle Creek Mall                   100%        7.400%            31,082          2,712      Mar-06       29,522    Open
Valley View Mall - Note 1           100%        8.280%            31,491          2,993      Oct-10       28,075   Oct-05
Valley View Mall - Note 2           100%        9.390%            13,422          1,369      Oct-10       12,420   Oct-05
Walnut Square                       100%       10.125%(8)            486            144      Feb-08           --    Open
Wausau Center                       100%        6.700%            13,621          1,238      Dec-10       10,725    Open
West Towne Mall                     100%        8.010%            42,966          7,434      Dec-06       39,342    Open
Westgate Mall                       100%        6.500%            55,063          4,570      Jul-12       43,860   Jun-05(4)
Westmoreland Mall                   100%        5.050%            83,703          5,993      Mar-13       63,175   Feb-06(4)
York Galleria                       100%        8.340%            50,875          4,727      Dec-10       46,932    Open(4)

ASSOCIATED CENTERS:
Bonita Lakes Crossing               100%        6.820%             8,516            784      Oct-09        7,062    Open
Courtyard at Hickory Hollow         100%        6.770%             4,167            360      Aug-08        3,764    Open(6)
Eastgate Crossing                   100%        6.380%            10,394          1,018      Apr-07        9,674    Open(9)
Hamilton Corner                      90%       10.125%             2,503            471      Dec-10           --    Open
Parkdale Crossing                   100%        5.010%             8,955            632      Oct-10        7,507   Sep-06(4)
The Landing at Arbor Place          100%        6.510%             8,982            746      Jul-12        7,157   Jun-05(4)
Village at Rivergate                100%        6.770%             3,417            295      Aug-08        3,086    Open(6)
Westgate Crossing                   100%        8.420%             9,659            907      Jul-10        8,954   Jun-04(4)

COMMUNITY CENTERS:
BJ's Plaza                          100%       10.400%             2,578            476      Dec-11           --    Open
Uvalde Plaza                         75%       10.625%               446            133      Feb-08           --   Closed
Willow Springs Plaza                100%        9.750%             2,871            934      Aug-07           --    Open
Waterford Commons                   100%        2.770%(3)         25,883            717      Jul-04       25,883    Open

OTHER:
CBL Center                           92%        6.250%            14,763          1,108      Aug-12       12,662   Jul-05(4)
Secured credit facilities           100%        2.170%(10)       304,000          6,597       (11)       304,000    Open
Unsecured credit facility           100%        2.490%(3)         72,000          1,793      Jan-04       72,000    Open
Fayette Mall Development            100%        2.770%(3)          8,550            237      Dec-04        8,550    Open

Unamortized premiums and other                                    31,732(12)
                                                             ----------------
                                 Total consolidated debt       2,738,102
                                                             ----------------
UNCONSOLIDATED DEBT:
--------------------
MALLS:
Governor's Square Mall               48%        8.230%            32,461          3,476      Sep-16       14,144    Open
Kentucky Oaks Mall                   50%        9.000%            32,263          3,573      Jun-07       29,439    Open
Parkway Place                        45%        2.620%(3)         58,470          1,532      Dec-04       58,470    Open(13)
Plaza Del Sol                        51%        9.150%             3,959            796      Aug-10            0    Open


COMMUNITY CENTERS:
Massard, Pemberton and               10%        7.540%            38,147          3,264      Feb-12       34,230    Open(14)
Willowbrook
Cedar Bluff Crossing                 10%       10.625%               745            230      Aug-07            0   Closed
Cortlandt Towne Center               10%        6.900%            48,779          4,539      Aug-08       43,342    Open
Galileo High Leverage Pool           10%        5.330%            77,000          4,104      Nov-08       77,000    Open(14)
(secured by 13 Properties)
Galileo Investment Grade Pool        10%        5.010%            54,000          2,705      Nov-10       54,000    Open(14)
(secured by 14 Properties)
Galileo Subscription Line            10%        2.625%(3)         11,000            289      Nov-06       11,000    Open
(unsecured)
Greenport Towne Center               10%        9.000%             3,636            529      Sep-14            0    Open
Henderson Square                     10%        7.500%             5,384            750      Apr-14            0   May-05
Northwoods Plaza                     10%        9.750%               984            171      Jun-12            0    Open
Suburban Plaza                       10%        7.875%             7,776            870      Jan-04        6,042    Open

CONSTRUCTION PROPERTIES:
Coastal Grand                        50%        2.938%(3)         46,384          1,363      May-06       46,384    Open
Imperial Valley Mall                 60%        2.840%(3)            418             12      Dec-06          418    Open(15)

Unamortized premiums                                               8,084(12)
                                                             ----------------
                            Total unconsolidated debt         $  429,490
                                                             ----------------
               Total consolidated and unconsolidated debt    $ 3,167,592
                                                             ================
                       Company's share of total debt (16)    $ 2,853,646
                                                             ================


(1) The amount listed includes 100% of the loan amount even though the Company may own less than 100% of the property.
(2)  Prepayment premium is based on yield maintenance, unless otherwise noted.
(3) The interest rate is floating at various spreads over LIBOR priced at the rates in effect at December 31, 2003. The note is prepayable at any time without prepayment penalty.
(4)  Loan may be defeased.
(5) This mortgage consists of three notes. All three notes must be prepaid at the same time and are prepayable with a prepayment premium based on yield maintenance.
(6) This note consists of an A-Note and a B-Note. The A-Note may be defeased. The B-Note may be prepaid with a prepayment premium based on yield maintenance.
(7) The interest rate is floating at 3% over LIBOR, with a minimum rate of 4.90%. The note is prepayable at any time with a prepayment penalty of 5% of the then outstanding loan balance plus that month's accrued and unpaid interest.
(8) The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property.
(9)  The loan has three five-year options based on a rate reset.
(10) Represents the weighted average interest rate on four secured credit facilities. The interest rates on the four secured facilities are at a spread of 1.00% over LIBOR.
(11) The four secured credit facilities mature at various dates from June 2005 to March 2007.
(12) Represents premiums related to debt assumed in connection with acquisitions of real estate assets, which had stated rates that were above the estimated market interest rates for similar debt instruments at the respective acquisition dates.
(13) The Company owns 45% of Parkway Place but guarantees 50% of the debt.
(14) The mortgages are cross-collateralized, cross-defaulted and are open to prepayment by defeasance.
(15) The Company owns 60% of Imperial Valley Mall but guarantees 100% of the debt.
(16) Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates debt and excluding minority investors' share of consolidated debt on shopping center properties.


The following is a reconciliation of consolidated debt to the Company's share of total debt.

         Total consolidated debt                               $ 2,738,102
         Minority partners share of consolidated debt              (19,577)
         Company's share of unconsolidated debt                    135,121
                                                             ----------------
         Company's share of total debt                         $ 2,853,646
                                                             ================

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information
         ------------------
         The principal United States market in which the common stock is traded is the New York Stock Exchange.

         The following tables set forth the high and low sales prices for the common stock for each quarter of the Company's two most recent fiscal years.

Quarter Ended                                  High        Low
------------------------------------------- ----------- ----------
2003:
-----
March 31                                        $41.27     $37.50
June 30                                         $45.14     $40.49
September 30                                    $50.76     $42.99
December 31                                     $57.51     $49.65

2002:
-----
March 31                                        $37.10     $31.05
June 30                                         $40.94     $34.90
September 30                                    $40.50     $30.90
December 31                                     $40.18     $33.95

(b)      Holders

         The approximate number of shareholders of record of the Common Stock was 551 as of March 8, 2004.

(c)      Dividends Declared
         The following tables sets forth the frequency and amounts of dividends declared and paid on the Common Stock for each quarter of the Company's two most recent fiscal years.

Quarter Ended                                 2003       2002
------------------------------------------ ----------- ----------
March 31                                      $.655      $.555
June 30                                       $.655      $.555
September 30                                  $.655      $.555
December 31                                   $.725      $.655

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

(d) See Part III, Item 12.

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands, except per share data)                                          Year Ended December 31, (2)
                                                     ---------------------------------------------------------------------------
                                                         2003           2002            2001            2000            1999
                                                     ------------    -----------     -----------     -----------     -----------
 Total revenues                                      $   667,531     $   586,970     $   537,280     $   345,934     $   305,700
 Total expenses                                          350,452         302,757         278,255         179,538         160,406
                                                     ------------    -----------     -----------     -----------     -----------
 Income from operations                                  317,079         284,213         259,025         166,396         145,294
 Interest income                                           2,485           1,853           1,891           2,644           2,128
 Interest expense                                       (153,373)       (143,105)       (156,625)        (95,901)        (83,105)
 Loss on extinguishment of debt                             (167)         (3,910)        (13,558)           (367)              -
 Gain on sales of real estate assets                      77,775           2,804          10,649          15,978           6,248
 Equity in earnings of unconsolidated affiliates           4,941           8,215           7,155           3,684           3,263
 Minority interest in earnings:
   Operating partnership                                (106,532)        (64,251)        (49,643)        (28,507)        (23,264)
   Shopping center properties                             (2,799)         (3,306)         (1,682)         (1,525)         (1,214)
                                                     ------------    -----------     -----------     -----------     -----------
 Income before discontinued operations                   139,409          82,513          57,212          62,402          49,350
 Discontinued operations                                   4,730           2,393           3,696           3,320           5,245
                                                     ------------    -----------     -----------     -----------     -----------
 Net income                                              144,139          84,906          60,908          65,722          54,595
 Preferred dividends                                     (19,633)        (10,919)         (6,468)         (6,468)         (6,468)
                                                     ------------    -----------     -----------     -----------     -----------
 Net income available to common shareholders         $   124,506     $    73,987     $    54,440     $    59,254     $    48,127
                                                     ============    ===========     ===========     ===========     ===========
 Basic earnings per common share:
   Income before discontinued operations, net
         of preferred dividends                      $      4.00     $      2.50     $      2.00     $      2.25     $      1.74
                                                     ============    ===========     ===========     ===========     ===========
   Net income available to common shareholders       $      4.16     $      2.58     $      2.15     $      2.38     $      1.95
                                                     ============    ===========     ===========     ===========     ===========
   Weighted average shares outstanding                    29,936          28,690          25,358          24,881          24,647
 Diluted earnings per common share:
   Income before discontinued operations, net
         of preferred dividends                      $      3.84     $      2.41     $      1.96     $      2.24     $      1.73
                                                     ============    ===========     ===========     ===========     ===========
   Net income available to common shareholders       $      3.99     $      2.49     $      2.10     $      2.37     $      1.94
                                                     ============    ===========     ===========     ===========     ===========
   Weighted average shares and potential dilutive
       common shares outstanding                          31,193          29,668          25,833          25,021          24,834
 Dividends declared per common share                 $      2.69     $      2.32     $      2.13     $      2.04     $      1.95



                                                                                   December 31, (2)
                                                     ---------------------------------------------------------------------------
                                                         2003           2002            2001            2000            1999
                                                     ------------    -----------     -----------     -----------     -----------
 BALANCE SHEET DATA:
 Net investment in real estate assets                $ 3,912,220     $ 3,611,485     $ 3,201,622     $ 2,040,614     $ 1,960,554
 Total assets                                          4,264,310       3,795,114       3,372,851       2,115,565       2,018,838
 Total mortgage and other notes payable                2,738,102       2,402,079       2,315,955       1,424,337       1,360,753
 Minority interests                                      527,431         500,513         431,101         174,665         170,750
 Shareholders' equity                                    837,299         741,190         522,088         434,825         419,887

 OTHER DATA:
 Cash flows provided by (used in):
   Operating activities                              $   274,349    $    273,923     $   213,075    $    139,118     $   130,557
   Investing activities                                 (333,379)       (274,607)       (201,245)       (122,215)       (204,856)
   Financing activities                                   66,007           3,902          (6,877)        (17,958)         75,546
 Funds From Operations (FFO) (1)
   of the Operating Partnership                          271,588         235,474         182,687         137,132         125,168
 FFO applicable to the Company                           146,552         126,127          94,945          92,594          84,364

(1) Please refer to Management Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO. FFO does not represent cash flow from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.
(2) Please refer to Notes 3 and 5 to the consolidated financial statements for a description of acquisitions and joint venture transactions that have impacted the comparability of the financial information presented.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this annual report. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the consolidated financial statements. In this discussion, the terms "we", "us", "our" and the "Company" refer to CBL & Associates Properties, Inc. and its subsidiaries.

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

OVERVIEW

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping center properties are located primarily in the Southeast and Midwest, as well as in select markets in other regions of the United States.

     As of December 31, 2003, we owned controlling interests in 56 regional malls, 21 associated centers (each adjacent to a regional shopping mall), 17 community centers, and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of December 31, 2003, we owned non-controlling interests in four regional malls, two associated centers and 42 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had two malls, both owned in joint ventures, three mall expansions, one associated center, two community centers and one community center expansion under construction as of December 31, 2003.

     The majority of our revenues are derived from leases with retail tenants and generally include base minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures, including property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of outparcel land at the properties and from sales of operating real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to reduce borrowings on the credit facilities.

     Our regional mall portfolio performed well during 2003 as evidenced by consistently high occupancy levels, increased rents on expiring leases, and growth in both specialty leasing income and same-store mall store sales. The properties we acquired over the past two years also made significant contributions to our growth in 2003 as we continued to leverage our expertise to improve the tenant mix in these properties and to capitalize on opportunities for specialty leasing income.

     We expanded our portfolio with the acquisition of six malls and two associated centers during 2003, representing a total investment of $494.6 million. The acquisition market is competitive and we continue to pursue potential acquisition opportunities where we believe that we can leverage our expertise to enhance the value of the property.

     During 2003, we obtained a new secured credit facility and capitalized on the favorable interest rate environment by obtaining non-recourse, fixed-rate mortgage loans on several of our properties. We also made a strategic decision to contribute ownership interests in 51 of our community centers to Galileo America LLC ("Galileo America'), a joint venture we have formed with Australia-based Galileo America Shopping Trust. Galileo America Shopping Trust has a controlling 90% interest in the joint venture and we have a 10% noncontrolling interest. While this transaction will result in a short-term dilution to earnings, we believe it allows us to develop and acquire real estate assets that will be more productive in the long-term and provides us access to a new capital market.

     On October 23, 2003, we completed the first phase of the transaction when we sold interests in 41 community centers to Galileo America. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations of these properties have not been reflected as discontinued operations in the consolidated financial statements since we have significant continuing involvement with the properties through our 10% ownership interest in Galileo America and the long-term agreement under which we will be the exclusive manager of the properties.

     Bankruptcy filings and store closings by retail tenants are normal in the course of our business. Our leasing personnel continually work to re-lease spaces that become vacant due to bankruptcies, store closings and lease expirations. During 2003, bankruptcies resulted in 63 store closings, representing $5.1 million in annual gross rentals. Subsequent to year-end, KB Toys, Gadzooks, One Price Clothing, and Footstar filed for bankruptcy. The total annual gross rentals related to the stores these retailers have notified us will be closing is $4.2 million.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED
DECEMBER 31, 2002

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2003, compared to the year ended December 31, 2002:

     |X| The acquisition of six malls and two associated centers and the opening of one new associated center and two new community centers during 2003. Additionally, there was a full year of operations in 2003 for three malls and one associated center that were acquired during 2002 and one associated center that was opened in 2002. The properties opened or acquired during 2003 and 2002 are collectively referred to as the "New Properties" and are as follows:

Property                       Location                     Date Acquired / Opened
----------------------------------------------------------------------------------
Acquisitions:
------------
Richland Mall                  Waco, TX                     May 2002
Panama City Mall               Panama City, FL              May 2002
Westmoreland Mall              Greensburg, PA               December 2002
Westmoreland Crossing          Greensburg, PA               December 2002
Sunrise Mall                   Brownsville, TX              April 2003
Sunrise Commons                Brownsville, TX              April 2003
Cross Creek Mall               Fayetteville, NC             September 2003
River Ridge Mall               Lynchburg, VA                October 2003
Valley View Mall               Roanoke, VA                  October 2003
Southpark Mall                 Colonial Heights, VA         December 2003
Harford Mall                   Bel Air, MD                  December 2003
Harford Annex                  Bel Air, MD                  December 2003

New Developments:
----------------
Parkdale Crossing              Beaumont, TX                 November 2002
The Shoppes at Hamilton Place  Chattanooga, TN              May 2003
Cobblestone Village            St. Augustine, FL            May 2003
Waterford Commons              Waterford, CT                September 2003


     |X| The consolidation of a full year of operations for East Towne Mall, West Towne Mall and West Towne Crossing (the "Newly Consolidated Properties") in which we acquired the remaining ownership interest during December 2002. We had previously owned a non-controlling interest in these properties and had accounted for them using the equity method of accounting.

     |X| The sale of interests in 41 community centers to Galileo America in October 2003 ("the Galileo Transaction").

Revenues

     The $80.6 million increase in revenues was primarily attributable to increases of $44.7 million from the New Properties, $23.6 million from the Newly Consolidated Properties and $20.6 million from properties that were in operation for all of 2003 and 2002, offset by a reduction of $6.7 million from the Galileo Transaction.

     The increase in revenues at properties that were in operation for all of 2003 and 2002 was primarily driven by our ability to maintain high occupancy levels while achieving increases in rents from both new leases and lease renewals on comparable spaces. Additionally, our cost recovery ratio improved to 99.2% in 2003 compared to 91.4% in 2002 due primarily to the partial recovery of certain capital expenditures incurred in connection with the significant number of mall renovations completed during the past three years.

     Management, leasing and development fees decreased $1.6 million because of a reduction in fees related to the Newly Consolidated Properties.

Operating Expenses

     Property operating expenses (including real estate taxes and maintenance and repairs) increased $20.0 million due to increases of $15.5 million from the New Properties and $7.4 million from the Newly Consolidated Properties, offset by a reduction of $2.9 million from the Galileo Transaction.

     The $19.5 million increase in depreciation and amortization expense resulted from increases of $9.2 million from the New Properties, $4.2 million from the Newly Consolidated Properties and $7.1 million from the comparable centers, which is primarily attributable to the 16 property renovations and expansions that were completed during 2003 and 2002. These increases were offset by a reduction of $1.0 million from the Galileo Transaction.

     General and administrative expenses increased $7.1 million because we had a lower level of development activity in 2003 than in 2002. As a result, we capitalized less in salaries of leasing and development personnel, which resulted in higher compensation expense. There were also additional salaries and benefits for the personnel added to manage the properties acquired during 2003 and 2002 combined with normal wage increases for existing personnel.

Other Income and Expenses

     Interest expense increased $10.3 million due to the debt on the New Properties and the Newly Consolidated Properties. We also refinanced $196.0 million of short-term, variable-rate debt with fixed-rate, non-recourse long-term debt with a higher interest rate. The increase was offset somewhat by a reduction in debt related to the Galileo Transaction and normal principal amortization. While converting to fixed-rate debt is dilutive in the short-term, it is consistent with our strategy of minimizing exposure to variable-rate debt when we can obtain fixed-rate debt on terms that are deemed favorable for the long-term.

     The net gain on sales of $77.8 million in 2003 was primarily attributable to the $71.9 million gain recognized on the Galileo Transaction. The remaining $5.9 million of gain was related to gains on sales of 20 outparcels at various properties and sales of two options on potential development sites.

     Equity in earnings decreased by $3.3 million in 2003 as a result of the Newly Consolidated Properties no longer being accounted for using the equity method.

     Six community centers were sold during 2003 for a net gain on discontinued operations of $4.0 million. Operating income from discontinued operations decreased in 2003 because the properties were owned for a shorter period of time in 2003 than in 2002, and because 2002 includes the operations of properties that were sold during 2002.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED
DECEMBER 31, 2001

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2002, compared to the year ended December 31, 2001:

     |X| The acquisition of ownership interests in 21 malls and two associated centers from The Richard E. Jacobs Group ("Jacobs") on January 31, 2001; therefore, the results of operations for 2002 include an additional month of operations for these properties as compared to 2001. In March 2002, the second and final stage of the Jacobs acquisition was completed with the acquisition of additional interests in four malls and one associated center.

     |X| The acquisition or opening of three additional properties during 2001 and six additional properties during 2002. The new properties opened or acquired are:

                                                             Date
Property                      Location                   Acquired/Open
----------------------------- ------------------------ --------------------
Acquisitions:
-------------
Willowbrook Plaza             Houston, TX              February 2001
Richland Mall                 Waco, TX                 May 2002
Panama City Mall              Panama City, FL          May 2002
Westmoreland Mall             Greensburg, PA           December 2002
Westmoreland Crossing         Greensburg, PA           December 2002

Developments:
-------------
Creekwood Crossing            Bradenton, FL            April 2001
The Lakes Mall                Muskegon, MI             August 2001
CBL Center                    Chattanooga, TN          January 2002
Parkdale Crossing             Beaumont, TX             November 2002

     |X| Six community centers were sold during 2001 and their results of operations are included in income from operations in 2001 through each property's respective disposal date. The results of operations of the five community centers and the office building sold during 2002 are included in discontinued operations for all periods presented as a result of the adoption of SFAS No. 144.

     |X| During the first quarter of 2002, we began to include Columbia Place in Columbia, SC, in the consolidated financial statements after acquiring an additional 31% interest in the property, which resulted in our owning a 79% controlling interest. In August 2002, we acquired the remaining 21% interest in Columbia Place. Our interest in Columbia Place was previously accounted for using the equity method of accounting.

     |X| In February 2002, we contributed 90% of our interests in Pemberton Plaza, an associated center in Vicksburg, MS, and Massard Crossing and Willowbrook Plaza, community centers located in Ft. Smith, AR, and Houston, TX, respectively, to a joint venture that is accounted for using the equity method of accounting. Prior to the date of contribution, the results of operations of these properties were included in our consolidated statements of operations.

Revenues

     The $49.7 million increase in revenues was primarily attributable to:

     |X| $21.9 million from an additional month of operations in 2002 related to the Jacobs properties combined with improvements in leasing and occupancy at the Jacobs properties,

     |X| $30.1 million from the additional nine properties opened or acquired during 2002 and 2001,

     |X| $5.5 million from both the continued improvement in leasing and occupancy at comparable properties and an increase in lease termination fees of $1.4 million to $5.5 million in 2002 compared to $4.1 million in 2001,

     |X| an increase of $2.0 million in management, leasing and development fees as a result of management and leasing fees from unconsolidated affiliates that were acquired in the Jacobs transaction and from an unconsolidated affiliate that began operations during 2002

     |X| a reduction of $5.0 million related to the properties sold during 2001 and

     |X| a reduction of $6.4 million related to the three properties that were contributed to a joint venture early in 2002.

Operating Expenses

      Property operating expenses (including real estate taxes and maintenance and repairs) increased by $10.7 million due to:

          |X| an increase of $4.6 million related to the additional month in 2002 for the Jacobs properties,

          |X| an increase of $11.4 million related to the other nine properties opened or acquired during 2002 and 2001 and

          |X| a reduction of $2.3 million related to both the properties sold during 2001 and the three properties contributed to a joint venture in 2002.

     Depreciation and amortization expense increased by $10.5 million due to:


          |X| an increase of $2.0 million related to the additional month for the Jacobs properties,

          |X| an additional $3.5 million related to the other nine properties opened or acquired during 2002 and 2001,

          |X| additional depreciation of $6.9 million related to the capital expenditures made during 2002 and 2001 in connection with the ongoing renovations at other capital expenditures at existing properties

          |X| a reduction of $1.9 million related to both the properties sold during 2001 and the three properties contributed to a joint venture.

     General and administrative expenses increased $4.5 million primarily due to additional salaries and benefits for the personnel added to manage the properties acquired during 2002 and 2001. Increased professional fees and the costs to move to our new corporate headquarters also contributed to the increase.

Other Income and Expenses

     Interest expense decreased $13.5 million due to reductions of debt with net proceeds of $114.7 million from the March 2002 common stock offering and net proceeds of $96.4 million from the June 2002 preferred stock offering.

      The loss on extinguishment of debt decreased from $13.6 million in 2001 to $3.9 million in 2002 because we retired less debt subject to prepayment penalties in 2002 as compared to 2001.

     The net gain on sales of real estate assets of $2.8 million in 2002 was related to total gains of $3.3 million on seven outparcel sales and total losses of $0.5 million on three outparcel sales. The net gain on sales of $10.6 million in 2001 includes a net gain on sales of operating properties of $8.4 million and a net gain of $1.8 million from sales of nine outparcels.

     Equity in earnings of unconsolidated affiliates increased because we acquired additional partnership interests in East Towne Mall, West Towne Mall and West Towne Crossing in Madison, WI, and Kentucky Oaks Mall in Paducah, KY, in March 2002. The increase was offset by the effect of accounting for Columbia Place as a consolidated property in 2002 as compared to an unconsolidated affiliate in 2001.

     Five community centers and an office building were sold during 2002 for a net gain on discontinued operations of $0.4 million. The fluctuation between years in operating income from discontinued operations results from the timing of the dispositions during each year.

OPERATIONAL REVIEW

     The shopping center business is, to some extent, seasonal in nature with tenants achieving the highest levels of sales during the fourth quarter because of the holiday season. Additionally, the malls earn most of their "temporary" rents (rents from short-term tenants), during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

     We classify our regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). Non-Stabilized Malls currently include The Lakes Mall in Muskegon, MI, which opened in August 2001; and Parkway Place in Huntsville, AL, which opened in October 2002.

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                    2003             2002
                                              ----------------- ---------------
Malls                                               85.7%           83.6%
Associated centers                                   3.6%            3.2%
Community centers                                    7.8%           10.1%
Mortgages, office building and other                 2.9%            3.1%

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the Stabilized Malls increased by 1.1% on a comparable per square foot basis to $300.16 per square foot for 2003 compared with $296.95 per square foot for 2002. The increase in 2003 represented the first year-over-year increase in three years, as sales were either flat or down slightly in those years.

     Occupancy costs as a percentage of sales for the Stabilized Malls were 12.2% and 12.0% for 2003 and 2002, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                    2003             2002
                                              ----------------- ---------------
Total portfolio occupancy                           93.3%           93.5%
Total mall portfolio:                               94.2%           93.5%
     Stabilized Malls                               94.4%           94.1%
     Non-Stabilized Malls                           87.7%           78.5%

Associated centers                                  88.6%           95.2%
Community centers (1)                               91.9%           91.4%

(1) Excludes the community centers that were in the first phase of the Galileo Transaction

     The occupancy of the Associated Centers declined during 2003 because of the vacancy of a 36,000 square foot Just For Feet Store at the Village at Rivergate in Nashville, TN and a 46,000 square foot Appliance Factory Warehouse at Hamilton Corner in Chattanooga, TN. The continued vacancy of a 68,000 square foot former Ames store at Westmoreland Crossing, which was vacant when the center was acquired in December 2002, also had a negative impact on the occupancy of the Associated Centers.

Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                      At December 31,
                                            ------------------------------------
                                                  2003              2002
                                            ----------------- ------------------
Stabilized Malls                                  $25.03           $23.54
Non-Stabilized Malls                               25.82            22.78
Associated centers                                  9.90             9.87
Community centers (1)                               9.15             9.61

(1) Excludes the community centers that were in the first phase of the Galileo Transaction.

     The increase in average base rents resulted from our ability to achieve positive results from renewal and replacement leasing during 2003 for spaces that were previously occupied as demonstrated in the following table:

                                     Base Rent          Base Rent
                                     Per Square         Per Square
                                        Foot               Foot
                                  Prior Lease (1)     New Lease (2)        Increase
                                  ---------------    ---------------    ---------------
Stabilized Malls                       $22.47             $24.50               9.0%
Associated centers                      13.66              13.99               2.4%
Community centers (3)                   11.40              11.78               3.3%

(1)  Represents the rent that was in place at the end of the lease term.
(2)  Average base rent over the term of the new lease.
(3) Excludes the community centers that were in the first phase of the Galileo Transaction.

LIQUIDITY AND CAPITAL RESOURCES

     There was $20.3 million of unrestricted cash and cash equivalents as of December 31, 2003, an increase of $7.0 million from December 31, 2002. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities increased $0.4 million to $274.3 million. Although the addition of New Properties and Newly Consolidated Properties, combined with improved results at existing centers, contributed to an increase in operating cash flows, the increase was offset by decreases related to the timing of reductions in accounts payable and accrued liabilities.

     Cash used in investing activities increased $58.8 million to $333.4 million. Cash used to acquire real estate assets increased by $106.8 million to $273.3 million due to the acquisition of six malls and two associated centers during 2003 compared to three malls and one associated center acquired in 2002. Cash paid for capital expenditures increased $45.5 million to $227.4 million primarily due to the Company's investments in development projects, the renovations of six malls in 2003 and expenditures for tenant allowances and deferred maintenance. The increases in cash outflows for investing activities were offset by an increase of $121.0 million in net proceeds received from sales of real estate assets to $205.8 million as a result of the Galileo Transaction and the sales of six community centers and 20 outparcels in 2003 compared to five community centers, an office building and 10 outparcels sold in 2002.

Additionally, we paid $21.0 million to purchase the minority interest held by one of our former executive officers who retired in 1997.

     Cash provided by financing activities increased $62.1 million to $66.0 million in 2003 compared to $3.9 million in 2002. The increase was primarily due to a significant reduction in the amount of debt retired in 2003 compared to 2002. This was partially offset by the redemption of our 9.0% Series A preferred stock and an increase in dividends and distributions paid.

Debt

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                      Weighted
                                                                       Minority      Unconsolidated                    Average
                                                    Consolidated       Interests        Affiliates       Total      Interest Rate(1)
                                                   --------------- ----------------- --------------- -------------- ----------------
DECEMBER 31, 2003:

Fixed-rate debt:
     Non-recourse loans on operating properties         $2,256,544     $ (19,577)        $   57,985    $2,294,952         6.64%
                                                   --------------- ----------------- --------------- -------------- ----------------
Variable-rate debt:
     Recourse term loans on operating properties           105,558            --             30,335       135,893         2.73%
     Construction loans                                         --            --             46,801        46,801         0.00%
     Lines of credit                                       376,000            --                 --       376,000         2.23%
                                                   --------------- ----------------- --------------- -------------- ----------------
     Total variable-rate debt                              481,558            --             77,136       558,694         2.39%
                                                   --------------- ----------------- --------------- -------------- ----------------
Total                                                   $2,738,102     $ (19,577)        $  135,121    $2,853,646         5.81%
                                                   =============== ================= =============== ============== ================


DECEMBER 31, 2002:

Fixed-rate debt:
     Non-recourse loans on operating properties         $1,867,915     $ (20,127)        $   38,269    $1,886,057         7.19%
                                                   --------------- ----------------- --------------- -------------- ----------------
Variable-rate debt:
     Recourse term loans on operating properties           290,954            --             28,228       319,182         3.89%
     Construction loans                                     21,935        (1,795)                --        20,140         3.08%
     Lines of credit                                       221,275            --                 --       221,275         2.69%
                                                   --------------- ----------------- --------------- -------------- ----------------
     Total variable-rate debt                              534,164        (1,795)            28,228       560,597         3.39%
                                                   --------------- ----------------- --------------- -------------- ----------------
Total                                                   $2,402,079     $ (21,922)        $   66,497    $2,446,654         6.31%
                                                   =============== ================= =============== ============== ================

(1) Weighted average interest rate before amortization of deferred financing costs.

     On February 28 2003, we entered into a new secured credit facility for $255.0 million that replaced both a secured credit facility of $130.0 million and an unsecured credit facility of $105.3 million. By entering into the new credit facility, we were able to lower the interest rate to LIBOR plus 1.00% from LIBOR plus 1.5% on the previous unsecured line of credit. We currently have four secured credit facilities with total availability of $365.0 million, of which $304.0 million was outstanding as of December 31, 2003. There were also letters of credit totaling $17.3 million outstanding under these secured credit facilities as of December 31, 2003. The secured credit facilities bear interest at LIBOR plus 1.00%.

     We have a short-term, unsecured credit facility of $130.0 million that matures May 31, 2004 and bears interest at LIBOR plus 1.30%. We have the option to extend the maturity to September 30, 2004. We obtained this credit facility to provide resources for the acquisitions that were completed during the fourth quarter of 2003. There was $72.0 million outstanding under this facility at December 31, 2003.

     We also have secured lines of credit with total availability of $21.6 million that can only be used to issue letters of credit. There was $16.6 million outstanding under these lines at December 31, 2003.

     On September 12, 2003, we closed four long-term, non-recourse, fixed-rate mortgage loans totaling $196.0 million that are secured by three of our regional malls and one associated center. The loans bear interest at rates ranging from 4.52% to 5.45% and have terms of five to ten years.

     We assumed $209.8 million of debt in connection with the acquisitions completed during 2003. The loan of $40.0 million related to Sunrise Mall bears interest at LIBOR plus 3.00%, with a minimum rate of 4.90%, and matures in May 2004. The loan on Sunrise Mall was assumed subject to a pre-existing interest rate cap agreement of 5.50% that also matures in May 2004. The remaining loans that were assumed during 2003 bear interest at fixed rates ranging from 7.00% to 8.60% and mature at various dates from January 2007 to May 2012. Since the stated interest rates on the fixed-rate loans were above market rates for similar debt instruments as of the respective dates of acquisition, debt premiums of $26.3 million were recorded to reflect the assumed debt at estimated fair values.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at December 31, 2003. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At December 31, 2003, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $238.3 million of debt that is scheduled to mature in 2004. There are extension options in place that will extend the maturity of $94.3 million of this debt to 2005. We repaid $32.0 million of these loans subsequent to December 31, 2003, and expect to either repay or refinance the remaining $112.0 million of maturing loans.

Equity

     On August 22, 2003, we issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C cumulative redeemable preferred stock with a par value of $0.01 per share. The Series C preferred stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The net proceeds of $111.2 million were used to partially fund acquisitions and for general corporate purposes.

     We redeemed the remaining 2,675,000 outstanding shares of the 9.0% Series A cumulative redeemable preferred stock at its face value of $25.00 per share plus accrued and unpaid dividends on November 28, 2003. We also recorded a charge of $2.2 million to write-off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series A preferred stock was issued. The charge was reflected in preferred dividends in the consolidated statement of operations.

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which approximately $447.0 million remains after the Series C preferred stock offering.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at December 31, 2003 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units             55,546             $  56.50           $3,138,349
8.75% Series B Cumulative Redeemable Preferred Stock      2,000             $  50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock        460             $ 250.00              115,000
                                                                                            -----------------
Total market equity                                                                             3,353,349
Company's share of total debt                                                                   2,853,646
                                                                                            -----------------
Total market capitalization                                                                    $6,206,995
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           46.0%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on December 31, 2003. The stock price for the preferred stock represents the face value of each respective series of preferred stock.

Contractual Obligations

     The following table summarizes our significant contractual obligations as of December 31, 2003 (dollars in thousands):

                                                                                           Payments Due By Period
                                                                     --------------------------------------------------------------
                                                                                     Less                                 More
                                                                                     Than        1 - 3       3 - 5        Than
                                                                        Total       1 Year       Years       Years       5 Years
                                                                     ----------- ------------ ------------ ---------- -------------
Long-term debt:
    Total consolidated debt service (1)                               $3,593,528    $425,843     $873,813    $818,281    $1,475,591
    Minority investors' share of debt service in shopping                (24,978)     (1,982)      (3,964)    (17,602 )      (1,430)
       center properties
    Our share of unconsolidated affiliates debt service (2)              132,736      37,138       60,732      34,866            --
                                                                     ----------- ------------ ------------ ---------- -------------
    Our share of total debt service obligations                        3,701,286     460,999      930,581     835,545     1,474,161
                                                                     ----------- ------------ ------------ ---------- -------------

Operating Leases:(3)
    Ground leases on consolidated properties                              23,648         559          921         945        21,223
    Our share of ground leases on unconsolidated affiliates                5,601          62          123         122         5,294
                                                                     ----------- ------------ ------------ ---------- -------------
    Our share of total ground lease obligations                           29,249         621        1,044       1,067        26,517
                                                                     ----------- ------------ ------------ ---------- -------------

Purchase Obligations: (4)
    Construction contracts on consolidated properties                     49,559      49,559           --           --           --
    Our share of construction contracts of unconsolidated affiliates      17,229      15,130        2,099           --           --
                                                                     ----------- ------------ ------------ ---------- -------------
    Our share of total construction contracts                             66,788      64,689        2,099          --            --
                                                                     ----------- ------------ ------------ ---------- -------------

    Letters of credit (5)                                                 33,955      26,773        7,182          --            --
                                                                     ----------- ------------ ------------ ---------- -------------
Other long-term liabilities:
    Master lease obligation to Galileo America (6)                         2,184         436          874         874            --
                                                                     ----------- ------------ ------------ ---------- -------------
Total contractual obligations                                         $3,833,462    $553,518     $941,780    $837,486    $1,500,678
                                                                     =========== ============ ============ ========== =============

(1) Represents principal and interest payments due under terms of mortgage and other notes payable and includes $481,558 of variable-rate debt on four operating properties, four secured credit facilities and one unsecured credit facility. The variable-rate loans on the four operating properties call for payments of interest only with the total principal due at maturity. The credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2003 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2003. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.
(2) Includes $77,136 of variable-rate indebtedness. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3) Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from September 2006 to July 2089 and generally provide for renewal options. Renewal options have not been included in the future contractual obligations.
(4) Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2003, but were not complete. The contracts are primarily for development, renovation and expansion of properties and all are expected to be completed in 2004 with the exception of one, which is expected to be completed in March 2005. The maturities under this contract have been presented assuming the unpaid outstanding commitment will be paid in equal monthly installments through March 2005.
(5) Represents amounts outstanding under letters of credit. The outstanding amounts under each letter of credit are shown as due in the period in which the related letter of credit expires.
(6) See Note 5 to the consolidated financial statements for a description of the master lease remaining obligation to Galileo America. The future contractual obligations shown above only include the obligation that was recorded in the consolidated balance sheet at December 31, 2003 related to one community center in the first phase. As discussed in Note 5, an additional obligation of $7,305 was recorded subsequent to December 31, 2003 when six additional community centers were sold to Galileo America in January 2004. We have executed leases with tenants for certain spaces totaling $4,855 that will reduce the $7,305 to $2,450.

Capital Expenditures

     We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We do not expect to pursue these activities unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

     An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

     The following is a summary of the projects currently under construction (dollars in thousands):

                                                                                                   Our
                                                                                                 Share of
                                                                         Gross        Our      Cost as of       Scheduled
                                                                        Leasable     Share     December 31,      Opening
              Property                       Location                    Area       of Cost        2003           Date
-----------------------------------------------------------------------------------------------------------------------------
New Mall Developments:
----------------------
Coastal Grand (50/50 joint venture)          Myrtle Beach, SC            908,000   $  60,422      $42,378       March 2004
Imperial Valley Mall (60/40 joint venture)   El Centro, CA               741,000      44,200        6,202       March 2005

Mall Expansions:
----------------
Arbor Place (Rich's-Macy's)                  Douglasville, GA            140,000      10,000        3,609      November 2004
East Towne Mall                              Madison, WI                 139,000      20,529        8,634      November 2004
West Towne Mall                              Madison, WI                  94,000      16,165        4,548      November 2004

Associated Centers:
-------------------
The Shoppes at Panama City                   Panama City, FL              56,000       9,607        6,793      February 2004

Community Centers:
------------------
Garden City Plaza Expansion                  Garden City, KS              26,500       2,412        1,045       March 2004
Wilkes-Barre Township Marketplace            Wilkes-Barre Township, PA   281,000       9,792        6,756       March 2004
Charter Oak Marketplace                      Hartford, CT                312,000      13,257        2,365      November 2004
                                                                       ----------   ---------    ----------
                                                                       2,697,500    $186,384      $82,330
                                                                       ==========   =========    ==========

     There are construction loans in place for the costs of the new mall developments. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Acquisitions

     We acquired six malls and two associated centers during 2003 for an aggregate purchase price of $494.6 million, including transaction costs. We assumed $209.8 million of debt and paid $273.1 million in cash to fund the purchase prices of these acquisitions. The cash portion of the purchase prices was funded with borrowings under the credit facilities, proceeds from the Series C preferred stock offering and proceeds from the Galileo Transaction. These acquisitions are expected to generate an initial weighted-average, unleveraged return of 8.58%.

Dispositions

     During 2003, we generated aggregate net proceeds of $284.3 million from the Galileo Transaction, the sales of six community centers and the sales of 20 outparcels. The net proceeds were used to either fund acquisitions, reduce borrowings under the credit facilities or were placed in escrow to be used in like-kind exchanges. In January 2004, we sold six additional community centers to Galileo America. The net proceeds of $62.7 million were used to deposit funds in escrow to be used in like-kind exchanges and to reduce outstanding balances under our lines of credit.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures, we spent $35.0 million in 2003 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $21.0 million for 2003 and included $3.1 million for resurfacing and improved lighting of parking lots, $5.1 million for roof repairs and replacements and $12.8 million for various other expenditures. Renovation expenditures were $68.5 million in 2003 and included $9.7 million for resurfacing and improved lighting of parking lots and $4.6 million for roof repairs and replacements.

     Deferred maintenance expenditures are billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

     We expect to complete three renovation projects during 2004 at a total estimated cost of $22.5 million, which will be funded from operating cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

Unconsolidated Affiliates

     We have ownership interests in ten unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as "Investments in Unconsolidated Affiliates." The following are circumstances when we may consider entering into a joint venture with a third party:

          |X| Third parties may approach us with opportunities where they have obtained land and performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return. We typically earn development fees from the joint venture and provide management and leasing services to the property once it is placed in operation.

          |X| We determine that we may have the opportunity to capitalize on the value we have created in a property by selling an interest in a property to a third party. This provides us with an additional source of capital that can be used to develop or acquire additional real estate assets that we believe will provide greater potential for growth. When we retain an interest in an asset rather than selling a 100% interest, it is typically because this allows us to continue to manage the property, which provides us the opportunity to earn fees for management, leasing, development, financing and acquisition services provided to the joint venture.

 Guarantees

     We have guaranteed 100% of the debt to be incurred to develop the properties that will be owned by two of our joint ventures and 50% of the debt of another joint venture. We have issued these guarantees primarily because it allows the joint ventures to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and in a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we are required to perform under a guaranty, the terms of the guaranty typically provide that the joint venture partners' interests in the joint venture is assigned to us, to the extent of our guaranty.

     The Company's guarantees and the related accounting are more fully described in Note 17 to the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

Revenue Recognition

     Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

     We receive reimbursements from tenants for real estate taxes, insurance, common area maintenance, and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue when billed.

     We receive management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from unconsolidated affiliates during the development period are recognized as revenue to the extent of the third-party partners' ownership interest. Fees to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate.

     Gains on sales of real estate assets are recognized when it is determined that the sale has been consummated, the buyer's initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When we have an ownership interest in the buyer, gain is recognized to the extent of the third party partner's ownership interest and the portion of the gain attributable to our ownership interest is deferred.

Real Estate Assets

     We capitalize predevelopment project costs paid to third parties. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, all direct costs incurred to construct the project, including interest and real estate taxes, are capitalized. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the amount of time applicable personnel work on the development project. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     All acquired real estate assets are accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, and tenant improvements, (ii) and identifiable intangible assets generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

     Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in 2003, 20002 and 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). We adopted SFAS No. 145 on January 1, 2003 and have presented losses from extinguishments of debt as an ordinary expense in all periods presented.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107, and rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. We adopted the disclosure provisions of FASB Interpretation No. 45 in the fourth quarter 2002 and adopted the remaining provisions effective January 1, 2003. See Note 17 for disclosures related to our guarantees.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FASB Interpretation No. 46 was revised in December 2003 and the adoption date was postponed until the first interim or annual period ending after March 15, 2004. Although we are still evaluating the impact of the revised interpretation, we believe it is reasonably possible that one unconsolidated affiliate that is currently accounted for using the equity method may be a variable interest entity under the provisions of the interpretation. We own a 10% interest and have a total investment of $18,690 in this unconsolidated affiliate, which owns one associated center and two community centers.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We did not engage in any activities after June 30, 2003 to which SFAS No. 149 applied. We do not believe that the implementation of SFAS No. 149 will materially change our accounting for the kinds of derivatives that we have typically obtained in the course of our regular financing activities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS No. 150 related to noncontrolling interests in limited-life subsidiaries. If we were required to comply with the provisions of paragraphs 9 and 10 of SFAS 150 as currently drafted, we would reclassify amounts currently included in minority interests of $2,730 and record the minority partners' interest as a liability at its estimated current liquidation amount, which would result in a charge to earnings of $12,941. This liability would be reviewed each quarter and changes in its current liquidation amount recorded through interest expense.

IMPACT OF INFLATION

     In the last three years, inflation has not had a significant impact on our operations because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect us from the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, which reduces our exposure to increases in costs and operating expenses resulting from inflation.

FUNDS FROM OPERATIONS

     Funds From Operations ("FFO") is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with generally accepted accounting principles ("GAAP"). The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis. We define FFO available for distribution as defined above by NAREIT less dividends on preferred stock. During the first quarter of 2003, we began to include gains and losses on sales of outparcels in FFO to comply with the Securities and Exchange Commission's rules related to disclosure of non-GAAP financial measures. FFO for prior periods has been restated to include gains and losses on sales of outparcels. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

     We believe that FFO provides an additional indicator of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of well-maintained real estate assets have historically risen with market conditions, we believe that FFO enhances investors' understanding of our operating performance. The use of FFO as an indicator of financial performance is influenced not only by the operations of our properties and interest rates, but also by our capital structure. Accordingly, FFO will be one of the significant factors considered by the board of directors in determining the amount of cash distributions the Operating Partnership will make to its partners, including the REIT.

     FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

     FFO increased 15.3% in 2003 to $271.6 million compared to $235.5 million in 2002. The New Properties and the Newly Consolidated Properties generated 62.7% of the growth in FFO. Consistently high portfolio occupancy, increases in rental rates from renewal and replacement leasing and increased recoveries of operating expenses accounted for the remaining 37.3% growth in FFO.

      The calculation of FFO is as follows (in thousands):

                                                                                     Year Ended December 31,
                                                                       ---------------------------------------------------
                                                                              2003            2002              2001
                                                                       -----------------  ---------------  ---------------
 Net income available to common shareholders                               $124,506          $ 73,987         $ 54,440

 Add:
 Depreciation and amortization from consolidated properties                 113,481            94,018           83,522
 Depreciation and amortization from unconsolidated affiliates                 4,307             4,490            3,765
 Depreciation and amortization from discontinued operations                     309               941            1,421
 Minority interest in earnings of operating partnership                     106,532            64,251           49,643

 Less:
 Gains on disposal of operating real estate assets                          (71,886)               --           (8,405)
 Minority investors' share of depreciation and amortization                  (1,111)           (1,348)          (1,096)
 Gain on discontinued operations                                             (4,042)             (372)              --
 Depreciation and amortization of non-real estate assets                       (508)             (493)            (603)
                                                                        ----------------  ---------------  -------------
 Funds from operations                                                     $271,588          $235,474         $182,687
                                                                        ================  ===============  =============
 FFO applicable to Company shareholders                                    $146,552          $126,127         $ 94,945
                                                                        ================  ===============  =============

 SUPPLEMENTAL FFO INFORMATION:

 Straight-line rental income                                              $  3,703           $  4,348         $  4,346
 Gains on outparcel sales                                                 $  6,058           $  2,483         $  2,216
 Rental revenue recognized under SFAS Nos. 141 and 142                    $    333           $     --         $     --
 Amortization of debt premiums                                            $    678           $     --         $     --

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has exposure to interest rate risk on its debt obligations and derivative financial instruments. We use derivative financial instruments to manage exposure to changes in interest rates and not for speculative purposes. The Company's interest rate risk management policy requires that derivative instruments be used for hedging purposes only and that they be entered into only with major financial institutions based on their credit ratings and other factors.

     Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2003, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $2.8 million and, after the effect of capitalized interest, annual earnings by approximately $2.7 million.

     Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2003, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $57.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $59.3 million.

     The Company had one interest rate cap agreement of 5.50% on $40.0 million of variable-rate debt. The interest rate cap matures in May 2004 and its fair value was zero at December 31, 2003.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Index to Financial statements contained in Item 15 on page 55.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Information regarding the change in the Company's independent public accountants was previously reported in the Company's Current Report on Form 8-K dated May 13, 2002, filed with the Securities and Exchange Commission (the "Commission").

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, an evaluation was performed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. No change in the Company's internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the sections entitled "Election of Directors," "Directors and Executive Officers," "Certain Terms of the Jacobs Acquisition," "Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's most recent definitive proxy statement filed with the Securities and Exchange Commission (the "Commission") with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

     Pursuant to the mandates of Sarbanes-Oxley Act of 2002, the Company's Board of Directors has determined that Winston W. Walker, an Independent Director and Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the sections entitled "Compensation of Directors" and "Executive Compensation" in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information as of December 31, 2003", in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated herein by reference to the section entitled "Independent Public Accountants' Fees and Services" under "RATIFICATION OF THE SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS" in the Company's most recent definitive proxy statement filed with the Commission with respect to its Annual Meeting of Stockholders to be held on May 10, 2004.


                                PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K.

(1)      Financial Statements                                       Page Number

         Independent Auditors' Report                                   55

         CBL & Associates Properties, Inc. Consolidated Balance         56
         Sheets as of December 31, 2003 and 2002

         CBL & Associates Properties, Inc. Consolidated Statements      57
         of Operations for the Years Ended December 31, 2003,
         2002 and 2001

         CBL & Associates Properties, Inc. Consolidated Statements      58
         of Shareholders' Equity for the Years Ended December 31,
         2003, 2002 and 2001

         CBL & Associates Properties, Inc. Consolidated Statements      59
         of Cash Flows for the Years Ended December 31, 2003,
         2002 and 2001

         Notes to Financial Statements                                  60

(2)      Financial Statement Schedules

         Schedule II Valuation and Qualifying Accounts                  86
         Schedule III Real Estate and Accumulated Depreciation          87
         Schedule IV Mortgage Loans on Real Estate                      97

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

4.6  --  Acknowledgement   Regarding  Issuance  of  Partnership   Interests  and
         Assumption of Partnership Agreement (t)

4.7 -- Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock(s)

10.1.1 -- Second Amended and Restated Agreement of the Operating Partnership dated June 30, 1998(l)

10.1.2 -- First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 31, 2001 (p)

10.1.3 -- Second Amendment to Second Amended and Restated Agreement of the Operating Partnership dated February 15, 2002 (t)

10.2.1 -- Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999(m)

10.2.2 --  Amendment  No. 1 to Rights  Agreement  by and between the Company and
           SunTrust Bank (successor to BankBoston), dated January 31, 2001 (p)

10.3 -- Property Management Agreement between the Operating Partnership and the Management Company(a)

10.4 -- Property Management Agreement relating to Retained Properties(a)

10.5.1 -- CBL & Associates Properties, Inc. 1993 Stock Incentive Plan(a)+

10.5.2 -- Form of Non-Qualified Stock Option Agreement for all participants+ (t)

10.5.3 -- Form of Stock  Restriction  Agreement for all restricted stock awards+
          (t)

10.5.4 -- Deferred Compensation Arrangement, dated January 1, 1997, for Eric P. Snyder+ (t)

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

10.13-- Amended and Restated Loan Agreement between the Operating Partnership and First Tennessee Bank National Association, dated July 12, 1995(e)

10.14-- Second Amendment to Credit Agreement between the Operating Partnership and Wells Fargo Realty Advisors Funding, Inc., dated July 5, 1995(e)

10.15-- Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank N.A. et al., dated September 26, 1996(f)

10.16-- Promissory Note Agreement between the Operating  Partnership and Compass
        Bank dated, September 17, 1996 (f)

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

10.18 -- Loan agreement with South Trust Bank, dated January 15 , 1998(i)

10.19-- Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc., dated July 1, 1998(j)

10.20.1 -- Amended and  restated  Loan  Agreement  between the Company and First
           Tennessee Bank National Association, dated June 12, 1998(k)

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

10.22-- Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001(o)

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

10.23.2 -- Registration  Rights Agreement by and between the Company and Frankel
           Midland Limited Partnership, dated as of January 31, 2001(o)

10.23.3 --  Registration  Rights  Agreement  by and between the Company and Hess
            Abroms Properties of Huntsville, dated as of January 31, 2001(o)

10.24-- Loan  Agreement by and between the  Operating  Partnership,  Wells Fargo
        Bank, National Association, Fleet National Bank, U.S. Bank National Association, Commerzbank AG, New York And Grand Cayman Branches, and Keybank National Association, together with certain other lenders parties thereto pursuant to Section 8.6 thereof, dated as of January 31, 2001(o)

16   -- Letter from Arthur  Andersen LLP  regarding  dismissal as the  Company's independent public accountant (q)

21   -- Subsidiaries of the Company, see page 98

23   -- Consent of Deloitte & Touche LLP, see page 105

24   -- Power of Attorney, see page  106

31.1 -- Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 107

31.2 -- Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 108

32.1 -- Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 109

32.2 -- Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 110
----------------------------

(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

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

(q) Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 13, 2002.

(r) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.

(s) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.

(t) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of this report.

(b)  Reports on Form 8-K

The Company's earnings release for the quarter and year ended December 31, 2003, the transcript of the Company's investor conference call and the Company's supplemental information package for the quarter and year ended December 31, 2003 were furnished on February 5, 2004.

Additional information related to the outlook and guidance the Company provided for 2004 in its earnings release for the quarter and year ended December 31, 2003 was furnished on February 5, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. CBL & ASSOCIATES PROPERTIES, INC. (Registrant)

                                           By: /s/ Charles B. Lebovitz
                                               -----------------------------
                                                  Charles B. Lebovitz
                                                  Chairman of the Board
                                                  and Chief Executive Officer

Dated: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                Date


     /s/ Charles B. Lebovitz          Chairman of the Board, and Chief Executive            March 15, 2004
-----------------------------
  Charles B. Lebovitz                 Officer (Principal Executive Officer)

    /s/ John N. Foy                   Vice Chairman of the Board, Chief Financial           March 15, 2004
-----------------------------
       John N. Foy                    Officer and Treasurer (Principal Financial

                                      Officer and Principal Accounting Officer)


 /s/ Stephen D. Lebovitz*             Director, President and Secretary                     March 15, 2004
-----------------------------
     Stephen D. Lebovitz


/s/ Claude M. Ballard*                Director                                              March 15, 2004
-----------------------------
   Claude M. Ballard


       /s/ Leo Fields*                Director                                              March 15, 2004
-----------------------------
        Leo Fields


    /s/ William J. Poorvu*            Director                                              March 15, 2004
-----------------------------
   William J. Poorvu


/s/ Winston W. Walker*                Director                                              March 15, 2004
-----------------------------
     Winston W. Walker


 /s/ Gary L. Bryenton*                Director                                              March 15, 2004
-----------------------------
      Gary L. Bryenton


 /s/ Martin J. Cleary*                Director                                              March 15, 2004
-----------------------------
     Martin J. Cleary


*By:_/s/ Charles B. Lebovitz          Attorney-in-Fact                                      March 15, 2004
-----------------------------
      Charles B. Lebovitz

                               INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                            55

CBL & Associates Properties, Inc. Consolidated Balance Sheets as of     56
     December 31, 2003 and 2002

CBL & Associates Properties, Inc. Consolidated Statements of Operations  57
        for the Years Ended December 31, 2003, 2002 and 2001

CBL & Associates Properties, Inc. Consolidated Statements of Cash Flows  58
        for the Years Ended December 31, 2003, 2002 and 2001

CBL & Associates Properties, Inc. Consolidated Statements of Shareholders' 59
     Equity for the Years Ended December 31, 2003, 2002 and 2001

Notes to Financial Statements                                            60


Schedule II Valuation and Qualifying Accounts                            86
Schedule III Real Estate and Accumulated Depreciation                    87
Schedule IV  Mortgage Loans on Real Estate                               97

                          INDEPENDENT AUDITORS' REPORT



To CBL & Associates Properties, Inc.:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 4 to the financial statements, in 2002, the Company changed its method of accounting for discontinued operations to conform to Statement of Financial Accounting Standards No. 144.



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 27, 2004

                                 CBL & Associates Properties, Inc.
                                     Consolidated Balance Sheets
                                  (In thousands, except share data)

                                                                            December 31,
                                                                -------------------------------------
 ASSETS                                                                2003              2002
                                                                -------------------------------------
 Real estate assets:
   Land                                                           $   578,310           $   570,818
   Buildings and improvements                                       3,678,074             3,394,787
                                                                ----------------     ----------------
                                                                    4,256,384             3,965,605
   Less: accumulated depreciation                                    (467,614)             (434,840)
                                                                ----------------     ----------------
                                                                    3,788,770             3,530,765
   Real estate assets held for sale                                    64,354                    --
   Developments in progress                                            59,096                80,720
                                                                ----------------     ----------------
     Net investment in real estate assets                           3,912,220             3,611,485
 Cash and cash equivalents                                             20,332                13,355
 Cash in escrow                                                        78,476                    --
 Receivables:
   Tenant, net of allowance for doubtful accounts of
      $3,237 in 2003 and $2,861 in 2002                                42,165                37,994
   Other                                                                3,033                 3,692
 Mortgage notes receivable                                             36,169                23,074
 Investments in unconsolidated affiliates                              96,450                68,232
 Other assets                                                          75,465                37,282
                                                                ----------------     ----------------
                                                                   $4,264,310            $3,795,114
                                                                ================     ================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Mortgage and other notes payable                                  $2,709,348            $2,402,079
 Mortgage notes payable on real estate assets held for sale            28,754                    --
 Accounts payable and accrued liabilities                             161,477               151,332
                                                                ----------------     ----------------
     Total liabilities                                              2,899,579             2,553,411
 Commitments and contingencies (Notes 3, 5 and 17)
 Minority interests                                                   527,431               500,513
                                                                ----------------     ----------------
 Shareholders' equity:
 Preferred Stock, $.01 par value, 15,000,000 shares authorized:
    9.0% Series A Cumulative Redeemable Preferred Stock,
        2,675,000 shares outstanding in 2002                               --                    27
    8.75% Series B Cumulative Redeemable Preferred Stock,
        2,000,000 shares outstanding in 2003 and 2002                      20                    20
    7.75% Series C Cumulative Redeemable Preferred Stock,
        460,000 shares outstanding in 2003                                  5                    --
 Common Stock, $.01 par value, 95,000,000 shares authorized,
         30,323,476 and 29,797,469 shares issued and
         outstanding in 2003 and 2002, respectively                       303                   298
 Additional paid-in capital                                           817,613               765,686
 Accumulated other comprehensive loss                                      --                (2,397)
 Deferred compensation                                                 (1,607)                   --
 Retained earnings (accumulated deficit)                               20,966               (22,444)
                                                                ----------------     ----------------
 Total shareholders' equity                                           837,300               741,190
                                                                ----------------     ----------------
                                                                   $4,264,310            $3,795,114
                                                                ================     ================

The accompanying notes are an integral part of these balance sheets.

                                         CBL & Associates Properties, Inc.
                                       Consolidated Statements of Operations
                                      (In thousands, except per share amounts)

                                                                                Year Ended December 31,
                                                                   -------------------------------------------------
                                                                         2003              2002           2001
                                                                   ---------------   --------------  ---------------
 REVENUES:
   Minimum rents                                                    $  428,678        $  381,384       $  346,691
   Percentage rents                                                     12,925            13,360            9,666
   Other rents                                                          12,635            11,013           10,603
   Tenant reimbursements                                               193,592           160,062          152,802
   Management, development and leasing fees                              5,525             7,146            5,147
   Other                                                                14,176            14,005           12,371
                                                                   ---------------   --------------  ---------------
     Total revenues                                                    667,531           586,970          537,280
                                                                   ---------------   --------------  ---------------
 EXPENSES:
   Property operating                                                  103,540            92,777           89,371
   Depreciation and amortization                                       113,481            94,018           83,522
   Real estate taxes                                                    51,717            47,190           43,724
   Maintenance and repairs                                              39,830            35,133           31,342
   General and administrative                                           30,395            23,332           18,807
   Other                                                                11,489            10,307           11,489
                                                                   ---------------   --------------  ---------------
     Total expenses                                                    350,452           302,757          278,255
                                                                   ---------------   --------------  ---------------
 Income from operations                                                317,079           284,213          259,025
 Interest income                                                         2,485             1,853            1,891
 Interest expense                                                     (153,373)         (143,105)        (156,625)
 Loss on extinguishment of debt                                           (167)           (3,910)         (13,558)
 Gain on sales of real estate assets                                    77,775             2,804           10,649
 Equity in earnings of unconsolidated affiliates                         4,941             8,215            7,155
 Minority interest in earnings:
   Operating partnership                                              (106,532)          (64,251)         (49,643)
   Shopping center properties                                           (2,799)           (3,306)          (1,682)
                                                                   ---------------   --------------  ---------------
 Income before discontinued operations                                 139,409            82,513           57,212
 Operating income of discontinued operations                               688             2,021            3,696
 Gain on discontinued operations                                         4,042               372               --
                                                                   ---------------   --------------  ---------------
 Net income                                                            144,139            84,906           60,908
 Preferred dividends                                                   (19,633)          (10,919)          (6,468)
                                                                   ---------------   --------------  ---------------
 Net income available to common shareholders                        $  124,506        $   73,987       $   54,440
                                                                   ===============   ==============  ===============
 Basic per share data:
   Income before discontinued operations, net of preferred
      dividends                                                     $     4.00        $     2.50       $     2.00
   Discontinued operations                                                0.16              0.08             0.15
                                                                   ---------------   --------------  ---------------
   Net income available to common shareholders                      $     4.16        $     2.58       $     2.15
                                                                   ===============   ==============  ===============
   Weighted average common shares outstanding                           29,936            28,690           25,358
 Diluted per share data:
   Income before discontinued operations, net of preferred
      dividends                                                     $     3.84        $     2.41       $     1.96
   Discontinued operations                                                0.15              0.08             0.14
                                                                   ---------------   --------------  ---------------
   Net income available to common shareholders                            3.99              2.49             2.10
                                                                   ===============   ==============  ===============
   Weighted average common and potential dilutive
      common shares outstanding                                     $   31,193        $   29,668       $   25,833

The accompanying notes are an integral part of these statements.

                          CBL & Associates Properties, Inc.
                 Consolidated Statement Of Shareholders' Equity
                        (In thousands, except share data)

                                                                                   Accumulated                 Retained
                                                                       Additional     Other                    Earnings
                                                    Preferred  Common   Paid-in   Comprehensive    Deferred   (Accumulated
                                                      Stock     Stock   Capital       Loss       Compensation    Deficit)    Total
                                                    ---------  ------  ---------- -------------  -----------  ------------ ---------
Balance December 31, 2000                           $     29   $  251  $  462,480    $      -       $      -  $   (27,935) $434,825
    Net income                                             -        -           -           -              -       60,908    60,908
    Loss on current period cash flow hedges                -        -           -      (6,784)             -            -    (6,784)
                                                                                                                          ----------
        Total comprehensive income                         -        -           -           -              -            -    54,124
    Dividends declared - common shares                     -        -           -           -              -      (54,301)  (54,301)
    Dividends declared - preferred shares                  -        -           -           -              -       (6,468)   (6,468)
    Issuance of 174,280 shares of common stock             -        2       4,756           -              -            -     4,758
    Adjustment for minority interest in Operating
        Partnership                                        -        -      80,827           -              -            -    80,827
    Exercise of stock options                              -        3       8,320           -              -            -     8,323
                                                    ---------  ------  ---------- -----------  -------------  ----------- ----------
Balance December 31, 2001                                 29      256     556,383      (6,784)             -      (27,796)  522,088
    Net income                                             -        -           -           -              -       84,906    84,906
    Gain on current period cash flow hedges                -        -           -       4,387              -            -     4,387
                                                                                                                          ----------
        Total comprehensive income                         -        -           -           -              -            -    89,293
    Dividends declared - common shares                     -        -           -           -              -      (68,635)  (68,635)
    Dividends declared - preferred shares                  -        -           -           -              -      (10,919)  (10,919)
    Issuance of 2,000,000 shares of Series B                                                               -
        preferred stock                                   20        -      96,350           -              -            -    96,370
    Purchase of 200,000 shares of Series A preferred
        stock                                             (2)       -      (5,091)          -              -            -    (5,093)
    Issuance of 3,524,299 shares of common stock           -       36     120,589           -              -            -   120,625
    Exercise of stock options                              -        2       5,005           -              -            -     5,007
    Accrual under deferred compensation arrangements       -        -       2,194           -              -            -     2,194
    Conversion of Operating Partnership units into
        446,652 shares of common stock                     -        4       7,159           -              -            -     7,163
    Adjustment for minority interest in Operating
        Partnership                                        -        -     (16,903)          -              -            -   (16,903)
                                                    ---------  ------  ---------- -----------  -------------  ----------- ----------
Balance December 31, 2002                                 47      298     765,686      (2,397)             -      (22,444)  741,190
    Net income                                             -        -           -           -              -      144,139   144,139
    Gain on current period cash flow hedges                -        -           -       2,397              -            -     2,397
                                                                                                                          ----------
        Total comprehensive income                         -        -           -           -              -            -   146,536
    Dividends declared - common shares                     -        -           -           -              -      (81,096)  (81,096)
    Dividends declared - preferred shares                  -        -           -           -              -      (17,453)  (17,453)
    Issuance of 460,000 shares of Series C preferred
        stock                                              5        -     111,222           -              -           --   111,227
    Redemption of 2,675,000 shares of Series A
        preferred stock                                  (27)       -     (64,668)          -              -       (2,180)  (66,875)
    Issuance of 202,838 shares of common stock             -        2       8,755           -         (1,855            -     6,902
    Exercise of stock options                              -        3       7,759           -              -            -     7,762
    Accrual under deferred compensation arrangements       -        -         618           -              -            -       618
    Amortization of deferred compensation                  -        -           -           -            248            -       248
    Adjustment for minority interest in Operating
        Partnership                                        -        -     (11,759)          -              -            -   (11,759)
                                                    ---------  ------  ---------- -----------  -------------  ----------- ----------
Balance December 31, 2003                           $     25   $  303  $  817,613     $     -    $   (1,607)    $  20,966  $837,300
                                                    =========  ======  ========== ===========  =============  =========== ==========

The accompanying notes are an integral part of theses statements.

                                 CBL & Associates Properties, Inc.
                                Consolidated Statements of Cash Flows
                                           (In thousands)

                                                                  Year Ended December 31,
                                                          ------------------------------------------
                                                              2003            2002          2001
                                                          -------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $144,139        $84,906        $60,908
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Minority interest in earnings                             109,331         67,554         51,341
     Depreciation                                               85,584         74,501         75,905
     Amortization                                               34,301         25,242         13,539
     Amortization of debt premiums                                (646)            --             --
     Loss on extinguishment of debt                                167          3,930         13,558
     Gain on sales of real estate assets                       (77,775)        (2,804)       (10,649)
     Gain on discontinued operations                            (4,042)          (372)            --
     Issuance of stock under incentive plan                      1,876          2,578          1,926
     Accrual of deferred compensation                              618          2,194             --
     Amortization of deferred compensation                         248             --             --
     Write-off of development projects                           2,056            236          2,032
     Amortization of above and below market leases                (311)            --             --
     Changes in assets and liabilities:
       Tenant and other receivables                             (9,773)        (1,110)        (8,586)
       Other assets                                            (12,770)        (6,089)        (5,107)
       Accounts payable and accrued liabilities                  1,346         23,157         18,208
                                                          -------------   ------------  ------------
         Net cash provided by operating activities             274,349        273,923        213,075
                                                          -------------   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets                              (227,362)      (176,799)      (142,791)
 Acquisitions of real estate assets and other assets          (273,265)      (166,489)      (115,755)
 Proceeds from sales of real estate assets                     284,322         84,885         79,572
 Additions to cash in escrow                                   (78,476)            --             --
 Additions to mortgage notes receivable                        (10,000)        (5,965)        (1,604)
 Payments received on mortgage notes receivable                  1,840          2,135            996
 Distributions in excess of equity in earnings of
    unconsolidated affiliates                                    9,740          5,751          5,855
 Additional investments in and advances to
    unconsolidated affiliates                                  (15,855)       (15,394)       (23,506)
 Purchase of minority interest in the Pperating Partnership    (21,013)            --             --
 Additions to other assets                                      (3,310)        (2,731)        (4,012)
                                                          -------------   ------------  ------------
         Net cash used in investing activities                (333,379)      (274,607)      (201,245)
                                                          -------------   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and other notes payable                572,080        751,881        763,235
 Principal payments on mortgage and other notes               (390,115)      (815,444)      (650,584)
    payable
 Additions to deferred financing costs                          (4,830)        (5,589)        (7,904)
 Proceeds from issuance of common stock                          5,026        118,047          2,832
 Proceeds from exercise of stock options                         7,762          5,007          8,323
 Proceeds from issuance of preferred stock                     111,227         96,370             --
 Redemption of preferred stock                                 (64,695)            --             --
 Purchase of preferred stock                                        --         (5,093)            --
 Prepayment penalties on extinguishment of debt                     --         (2,290)       (13,038)
 Distributions to minority interests                           (72,186)       (65,310)       (49,827)
 Dividends paid                                                (98,262)       (73,677)       (59,914)
                                                          -------------   ------------  ------------
       Net cash provided by (used in) financing activities      66,007          3,902         (6,877)
                                                          -------------   ------------  ------------
Net change in cash and cash equivalents                          6,977          3,218          4,953
Cash and cash equivalents, beginning of period                  13,355         10,137          5,184
                                                          -------------   ------------  ------------
Cash and cash equivalents, end of period                        20,332         13,335         10,137
                                                          =============   ============  ============

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1.  ORGANIZATION

     CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. CBL's shopping center properties are located primarily in the Southeast and Midwest, as well as in select markets in other regions of the United States.

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At December 31, 2003, the Operating Partnership owned controlling interests in 56 regional malls, 21 associated centers (each adjacent to a regional shopping mall), 17 community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in four regional malls, two associated centers and 42 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had two malls, both owned in joint ventures, three mall expansions, one associated center, two community centers and one community center expansion under construction at December 31, 2003. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2003, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.7% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 52.9% limited partnership interest for a combined interest held by CBL of 54.6%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired Jacobs' interests in 23 properties in January 2001. At December 31, 2003, CBL's Predecessor owned a 15.8% limited partnership interest, Jacobs owned a 21.5% limited partnership interest and third parties owned an 8.1% limited partnership interest in the Operating Partnership. CBL's Predecessor also owned 2.3 million shares of CBL's common stock at December 31, 2003, for a combined total interest of 20.0% in the Operating Partnership.

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

     |X| The remaining 94% of the Management Company's common stock is owned by individuals who are directors and/or officers of CBL (with the exception of one individual who is a member of the immediate family of a director of CBL) and whose interests are aligned with those of CBL. These individuals contributed nominal amounts of equity in exchange for their interests in the Management Company's common stock.

     |X| All of the members of the Management Company's Board of Directors are members of CBL's Board of Directors.

     All of these factors result in the Operating Partnership having a controlling financial interest in the Management Company and, accordingly, the Management Company is treated as a consolidated subsidiary.

     CBL, the Operating Partnership and the Management Company are collectively referred to herein as "the Company." All significant intercompany balances and transactions have been eliminated in the consolidated presentation.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate Assets
------------------
     The Company capitalizes predevelopment project costs paid to third parties. All previously capitalized predevelopment costs are expensed when it is no longer probable that the project will be completed. Once development of a project commences, all direct costs incurred to construct the project, including interest and real estate taxes, are capitalized. Additionally, certain general and administrative expenses are allocated to the projects and capitalized based on the amount of time applicable personnel work on the development project. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements are capitalized and depreciated over their estimated useful lives.

     All acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, and tenant improvements, and
(ii) identifiable intangible, assets generally consisting of above- and below-market leases and in-place leases, which are included in other assets in the consolidated balance sheet. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates for similar debt instruments is recorded at its fair value based on estimated market interest rates at the date of acquisition.

     Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

     The Company's acquired intangibles and their balance sheet classifications as of December 31, 2003, are summarized as follows:

                                                                       Accumulated
                                                          Cost        Amortization
                                                      -------------  ----------------
Other assets:
     Above-market leases                                    $5,635            $ (270)
     In-place leases                                        19,945              (686)
Accounts payable and accrued liabilities:
     Below-market leases                                    12,975              (539)

     The total net amortization expense of acquired intangibles for the next five succeeding years will be $1,833 in 2004, $1,833 in 2005, $1,812 in 2006,
$1,938 in 2007 and $2,214 in 2008.

     Total interest expense capitalized was $5,974, $5,109 and $5,860 in 2003, 2002 and 2001, respectively.

Carrying Value of Long-Lived Assets
-----------------------------------
     The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in 2003, 2002 and 2001.

Cash and Cash Equivalents
-------------------------
     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less as cash equivalents.

Deferred  Financing Costs
-------------------------
     Net deferred financing costs of $10,808 and $9,767 were included in other assets at December 31, 2003 and 2002, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized to interest expense over the terms of the related notes payable. Amortization expense was $3,268, $4,114, and $4,766 in 2003, 2002 and 2001, respectively.
Accumulated amortization was $5,030 and $6,559 as of December 2003 and 2002, respectively.

Revenue Recognition
-------------------
     Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

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

     The Company receives management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from unconsolidated affiliates during the development period are recognized as revenue only to the extent of the third-party partners' ownership interest. Development and leasing fees during the development period to the extent of the Company's ownership interest are recorded as a reduction to the Company's investment in the unconsolidated affiliate.

Gain on Sales of Real Estate Assets
-----------------------------------
     Gains on sales of real estate assets are recognized when it is determined that the sale has been consummated, the buyer's initial and continuing investment is adequate, the Company's receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When the Company has an ownership interest in the buyer, gain is recognized to the extent of the third party partner's ownership interest and the portion of the gain attributable to the Company's ownership interest is deferred.

Income Taxes
------------
     The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

     As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not material in 2003, 2002 and 2001.

     The Company had a net deferred tax asset at December 31, 2003 and 2002, which consisted primarily of net operating loss carryforwards, that was reduced to zero by a valuation allowance because of uncertainty about the realization of the net deferred tax asset considering all available evidence.

Derivative Financial Instruments
--------------------------------
     The Company records derivative financial instruments as either an asset or liability measured at the instrument's fair value. Any fair value adjustments affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. See Note 15 for more information.

Concentration of Credit Risk
----------------------------
     The Company's tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

     The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounts for more than 5.4% of the Company's total revenues.

Earnings Per Share
------------------
     Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners' rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (Note 9). The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                                2003              2002             2001
                                                           ---------------- ----------------- ---------------
Weighted average shares                                        30,054            28,793          25,436
Effect of nonvested stock awards                                 (118)             (103)            (78)
                                                           ---------------- ----------------- ---------------
Denominator - basic earnings per share                         29,936            28,690          25,358
Dilutive effect of stock options, nonvested stock awards
   and deemed shares related to deferred compensation
   arrangements                                                 1,257               978             475
                                                           ---------------- ----------------- ---------------
Denominator - diluted earnings per share                       31,193            29,668          25,833
                                                           ================ ================= ===============


Stock-Based Compensation
------------------------
     Historically, the Company accounted for its stock-based compensation plans, which are described in Note 19, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." There were no stock options granted during the year ended December 31, 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in 2003, 2002 and 2001 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                                        Year Ended December 31,
                                                            -------------------------------------------------
                                                                 2003             2002             2001
                                                            ---------------- ---------------- ---------------
Net income available to common shareholders, as reported       $124,506            $73,987        $54,440
Add:  Stock-based employee compensation expense included
      in reported net income available to common
      shareholders                                                2,742              4,772          1,926
Less: Total stock-based compensation expense determined
      under fair value method                                    (3,344)            (5,423)        (2,541)
                                                            ---------------- ---------------- ---------------
Pro forma net income available to common shareholders          $123,904            $73,336        $53,825
                                                            ================ ================ ===============
Earnings per share:
    Basic, as reported                                            $4.16              $2.58          $2.15
                                                            ================ ================ ===============
    Basic, pro forma                                              $4.14              $2.56          $2.12
                                                            ================ ================ ===============
    Diluted, as reported                                          $3.99              $2.49          $2.10
                                                            ================ ================ ===============
    Diluted, pro forma                                            $3.98              $2.34          $2.08
                                                            ================ ================ ===============

     The fair value of each employee stock option grant during 2002 and 2001 was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                            Year Ended December 31,
                                         -------------------------------
                                               2002             2001
                                         ---------------  --------------
Risk-free interest rate                          4.84%           5.07%
Dividend yield                                   6.83%           8.34%
Expected volatility                              19.7%           18.0%
Expected life                                7.0 years       5.9 years

     The per share weighted average fair value of stock options granted during 2002 and 2001 was $3.50 and $1.75, respectively.

Comprehensive Income
--------------------
     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders.

Use of Estimates
----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
     In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds SFAS No. 4. As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 ("APB 30"). The Company adopted SFAS No. 145 on January 1, 2003 and has presented losses from extinguishments of debt as an ordinary expense in all periods presented.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57, and 107, and rescission of FASB Interpretation No. 34." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The Company adopted the disclosure provisions of FASB Interpretation No. 45 in the fourth quarter 2002 and adopted the remaining provisions effective January 1, 2003. See Note 17 for disclosures related to the Company's guarantees.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FASB Interpretation No. 46 was revised in December 2003 and the adoption date was postponed until the first interim or annual period ending after March 15, 2004. Although the Company is still evaluating the impact of the revised interpretation, the Company believes it is reasonably possible that one unconsolidated affiliate that is currently accounted for using the equity method may be a variable interest entity under the provisions of the interpretation.

The Company owns a 10% interest and has a total investment of $18,690 in this unconsolidated affiliate, which owns one associated center and two community centers. The Company consolidates the results of operations of the Management Company based on the criteria described in Note 1 and will continue to consolidate the Management Company under the provisions of the revised FASB Interpretation No. 46.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company did not engage in any activities after June 30, 2003 to which SFAS No. 149 applied. The Company does not believe that the implementation of SFAS No. 149 will materially change the Company's accounting for the kinds of derivatives that the Company has typically obtained in the course of its regular financing activities.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS No. 150 related to noncontrolling interests in limited-life subsidiaries. If the Company were to be required to comply with the provisions of paragraphs 9 and 10 of SFAS 150 as currently drafted, the Company would be required to reclassify amounts currently included in minority interests of $2,730 and record the minority partners' interest as a liability at its estimated current liquidation amount, which would result in a charge to earnings of $12,941. This liability would be required to be reviewed each quarter and changes in its current liquidation amount recorded through interest expense.

Reclassifications
-----------------
     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the current year presentation. In 2003, the Company recorded a reclassification related to tenant reimbursements. The reclassification resulted in a decrease in tenant reimbursements revenues and an equal decrease in property operating expenses. The 2002 and 2001 consolidated financial statements reflect decreases of $8,179 and $7,268, respectively, in tenant reimbursements revenues and property operating expenses to conform to the current year presentation.

NOTE 3.  ACQUISITIONS

     The Company includes the results of operations of real estate assets acquired in the consolidated statement of operations from the date of the related acquisition.

2003 Acquisitions
-----------------
     On April 30, 2003, the Company acquired Sunrise Mall and its associated center, Sunrise Commons, which are located in Brownsville, TX. The total purchase price, including transaction costs, of $80,686 consisted of $40,686 in cash and the assumption of $40,000 of variable-rate debt that matures in May 2004.

     On September 10, the Company acquired Cross Creek Mall in Fayetteville, NC for a purchase price, including transaction costs, of $116,729, which consisted of $52,484 in cash and the assumption of $64,245 of non-recourse debt that bears interest at a stated rate of 7.4% and matures in April 2012. The Company recorded a debt premium of $10,209, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On October 1, the Company acquired River Ridge Mall in Lynchburg, VA for a purchase price, including transaction costs, of $61,933, which consisted of $38,622 in cash, a short-term note payable of $793 and the assumption of $22,518 of non-recourse debt that bears interest at a stated rate of 8.05% and matures in January 2007. The Company also recorded a debt premium of $2,724, computed using an estimated market interest rate of 4.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On October 1, the Company acquired Valley View Mall in Roanoke, VA for a purchase price, including transaction costs, of $86,094, which consisted of $35,351 in cash, a short-term note payable of $5,708 and the assumption of $45,035 of non-recourse debt that bears interest at a weighted-average stated rate of 8.61% and matures in September 2010. The Company also recorded a debt premium of $8,813, computed using an estimated market interest rate of 5.10%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On December 15, the Company acquired Southpark Mall in Colonial Heights, VA for a purchase price, including transaction costs, of $78,031, which consisted of $34,879 in cash, a short-term note payable of $5,116 and the assumption of $38,036 of non-recourse debt that bears interest at a stated rate of 7.00% and matures in May 2012. The Company also recorded a debt premium of $4,544, computed using an estimated market interest rate of 5.10%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On December 30, the Company acquired Harford Mall Business Trust, a Maryland business trust that owns Harford Mall and its associated center, Harford Annex, in Bel Air, MD for a cash purchase price, including transaction costs, of $71,110.

     The following summarizes the allocation of the purchase prices to the assets acquired and liabilities assumed for the 2003 acquisitions:

Land                                                           $  72,620
Buildings and improvements                                       434,318
Above-market leases                                                5,709
In-place leases                                                   19,542
                                                              --------------
   Total assets                                                  532,189
Mortgage note payables assumed                                  (209,834)
Premiums on mortgage note payables assumed                       (26,290)
Short Term notes payable                                         (11,617)
Below-market leases                                              (11,384)
                                                              --------------
Net assets acquired                                            $ 273,064
                                                             ==============

     The following unaudited pro forma financial information is for the years ended December 31, 2003 and 2002. It presents the results of the Company as if each of the 2003 acquisitions had occurred on January 1, 2002. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2002. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for 2003 and 2002 are as follows:

                                                                             2003          2002
                                                                         ------------- -------------
Total revenues                                                             $ 715,424     $ 653,329
Total expenses                                                              (384,439)     (347,870)
                                                                         ------------- -------------
Income from operations                                                     $ 330,985     $ 305,459
                                                                         ============= =============
Income before discontinued operations, net of preferred dividends          $ 140,471     $  84,278
                                                                         ============= =============
Net income available to common shareholders                                $ 125,568     $  75,752
                                                                         ============= =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends     $     4.04     $    2.56
    Net income available to common shareholders                           $     4.16     $    2.64
Diluted per share data:
    Income before discontinued operations                                 $     3.87     $    2.47
    Net income available to common shareholders                           $     4.02     $    2.55

2002 Acquisitions
-----------------
     The Company closed on the second and final stage of the Jacobs' acquisition (see 2001 Acquisitions below) in March 2002, by acquiring additional interests in the joint ventures that own the following properties:

     [X] West Towne Mall, East Towne Mall and West Towne Crossing in Madison, WI (17% interest)

     [X]  Columbia Place in Columbia, SC (31% interest)

     [X]  Kentucky Oaks Mall in Paducah, KY (2% interest)

     The purchase price of $42,519 for the additional interests consisted of $422 in cash, the assumption of $24,487 of debt and the issuance of 499,730 special common units with a fair value of $17,610 (weighted average of $35.24 per unit).

     The Company acquired Richland Mall, located in Waco, TX, in May 2002, for a cash purchase price of $43,250. The Company acquired Panama City Mall, located in Panama City, FL, for a purchase price of $45,645 in May 2002. The purchase price of Panama City Mall consisted of (i) the assumption of $40,700 of non-recourse mortgage debt with an interest rate of 7.30%, (ii) the issuance of 118,695 common units of the Operating Partnership with a fair value of $4,487 ($37.80 per unit) and (iii) $458 in cash closing costs.

     The Company also entered into a ground lease in May 2002, for land adjacent to Panama City Mall. The terms of the ground lease provided that the lessor could require the Company to purchase the land for $4,148 between August 1, 2003, and February 1, 2004. The Company purchased the land in August 2003.

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

2001 Acquisitions
-----------------
     On January 31, 2001, the Company completed the first stage of its acquisition of Jacobs' interests in 21 malls and two associated centers for total consideration of approximately $1,204,249, including the acquisition of minority interests in certain properties. The purchase price consisted of (i) $125,460 in cash, including closing costs of approximately $12,872, (ii) the assumption of $750,244 in non-recourse mortgage debt, and (iii) the issuance of 12,056,692 special common units of the Operating Partnership with a fair value of $328,545 ($27.25 per unit).

     The following unaudited pro forma financial information is for the year ended December 31, 2001. It presents results for the Company as if the acquisition of the interests acquired on January 31, 2001, had occurred on January 1, 2000. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisition and related transactions had occurred on January 1, 2000. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for 2001 are as follows:

Total revenues                                                 $ 550,817
Total expenses                                                  (290,590)
                                                        ----------------------
Income from operations                                         $ 260,227
                                                        ======================
Income before discontinued operations                           $ 56,198
                                                        ======================
Net income available to common shareholders                     $ 53,465
                                                        ======================
Basic per share data:
    Income before discontinued operations,
      net of preferred dividends                                $   1.96
                                                        ======================
    Net income available to common shareholders                 $   2.11
                                                        ======================
Diluted per share data:
    Income before discontinued operations,
      net of preferred dividends                                $   1.93
                                                        ======================
    Net income available to common shareholders                 $   2.07
                                                        ======================

     The pro forma adjustments include additional (i) depreciation expense of $1,871, (ii) interest expense of $835, (iii) management fees from unconsolidated affiliates of $129 and (iv) minority interest in earnings in the Operating Partnership of $1,965 for the year ended December 31, 2001.

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

     The provisions of SFAS No. 144 have been applied prospectively to dispositions that occurred after January 1, 2002. Additionally, the disposed assets' results of operations for 2002 and 2001 have been reclassified to discontinued operations to conform to the current year presentation.

     During 2003, the Company sold six community centers for a total sales price $17,280 and recognized a net gain on discontinued operations of $4,042. Total revenues from these community centers were $1,528, $2,093 and $2,549 in 2003, 2002 and 2001, respectively.

     During 2002, the Company sold five community centers and an office building for a total sales price of $36,800 and recognized a net gain on discontinued operations of $372. Total revenues for these properties were $2,331 and $4,844 in 2002 and 2001, respectively.

NOTE 5.  UNCONSOLIDATED AFFILIATES

     At December 31, 2003, the Company has investments in the following 10 partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                              Company's
Joint Venture                      Property Name                               Interest
-----------------------------      ------------------------------------     ---------------
Governor's Square IB               Governor's Plaza                            50.0%
Governor's Square Company          Governor's Square                           47.5%
Imperial Valley Mall L.P.          Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company         Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.        Coastal Grand                               50.0%
Mall of South Outparcel L.P.       Coastal Grand                               50.0%
Mall Shopping Center Company       Plaza del Sol                               50.6%
Parkway Place L.P.                 Parkway Place                               45.0%
PPG Venture I L.P.                 Willowbrook Plaza, Pemberton Plaza          10.0%
                                       and Massard Crossing

Galileo America LLC                Portfolio of 40 community centers           10.0%

     Condensed combined financial statement information of the unconsolidated affiliates is presented as follows:

                                                       December 31,
                                             -------------------------------
                                                  2003             2002
                                             ---------------  --------------
ASSETS:
Net investment in real estate assets             $759,073         $280,610
Other assets                                       65,253           10,593
                                             ---------------  --------------
   Total assets                                   824,326         $291,203
                                             ===============  ==============
LIABILITIES :
Mortgage notes payable                           $465,602         $191,512
Other liabilities                                  36,167            5,491
                                             ---------------  --------------
   Total liabilities                              501,769          197,003
                                             ===============  ==============
OWNERS' EQUITY:
The Company                                        96,961           68,313
Other investors                                   225,596           25,887
                                             ---------------  --------------
   Total owners' equity                           322,557           94,200
                                             ---------------  --------------
Total liabilities and owners' equity             $824,326         $291,203
                                             ===============  ==============


                                                       Year Ended December 31,
                                             -----------------------------------------------
                                                  2003             2002             2001
                                             ---------------  --------------   -------------
Revenues                                           $50,279         $57,084           $55,779
Depreciation and amortization                       (9,402)         (7,603)           (7,633)
Other operating expenses                           (14,193)        (17,634)          (18,326)
Income from operations                              26,684          31,847            29,820
Interest expense                                   (14,008)        (14,827)          (14,693)
Gain on sales of real estate assets                    892              --               213
                                             ---------------  --------------   -------------
Net income                                         $13,568         $17,020           $15,340
                                             ===============  ==============   ==============
Company's share of net income                       $4,941          $8,215            $7,155
                                             ===============  ==============   ==============

     In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner. All debt on these properties is non-recourse. See Note 17 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

2003 Activity
-------------
     On September 24, 2003, the Company formed Galileo America LLC ("Galileo America"), a joint venture with Galileo America REIT, the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. The arrangement provides for the Company to sell, in three phases, its interests in 51 community centers for a total price of $516,000 plus a 10% interest in Galileo America.

     The first phase of the transaction closed on October 23, 2003, when the Company sold its interests in 41 community centers to Galileo America for $393,925, which consisted of $250,705 in cash, the retirement of $24,922 of debt on one of the community centers, a note receivable of $4,813, Galileo America's assumption of $93,037 in debt and $20,448 representing the Company's 10% interest in Galileo America. The Company used the net proceeds to fund escrow amounts to be used in like-kind exchanges and to reduce outstanding borrowings under the Company's credit facilities. The Company recognized a gain of $71,886 from the first phase and deferred gain of $7,987, representing the gain attributable to the Company's 10% interest in Galileo America. The note receivable was paid subsequent to December 31, 2003.

     The Company, as tenant, has entered, or will enter into, separate master lease agreements with Galileo America, as landlord, covering certain spaces in certain of the properties sold or, to be sold, to the joint venture. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of five years from the applicable property's closing date. If the Company is able to lease a designated space to a third party, then the amounts owed by the Company under the master lease will be reduced by the amounts received under the third party lease. If the amounts under the third party lease are equal to or greater than the Company's obligation for the full term of the master lease agreement, then the Company's obligation is zero. When a third party lease is executed that releases the Company from its obligation, Galileo America assumes the credit risk related to the third party lease. This arrangement is in effect until the end of the five-year term of the master lease. Therefore, if a third party lease expires before the expiration of the master lease term, then the Company is obligated under the original terms of the master lease. Two properties in the first phase are subject to master lease agreements. The Company has recorded a liability of $2,184 at December 31, 2003, for the total amounts to be paid over the remaining terms of the master lease obligations. The Company will reduce the liability for the master lease obligation and will recognize gain to the extent it obtains third party leases that are sufficient to satisfy the master lease obligation.

     The Company may also receive up to $8,000 of additional contingent consideration if, as the exclusive manager of the properties, it achieves certain leasing objectives related to spaces that were vacant, or projected to soon be vacant, at the time the first phase closed. As of December 31, 2003, the Company had earned $3,833 for leasing objectives that were met as of December 31, 2003, of which $3,450 was recognized as gain on sales of real estate assets and $383, representing the portion attributable to the Company's 10% ownership interest, was recorded as a reduction of the Company's investment in Galileo America.

     The second phase of the transaction closed on January 5, 2004, when the Company sold its interest in six community centers for $92,375, which consisted of $62,687 in cash, the retirement of $25,953 of debt on one of the community centers, the joint venture's assumption of $2,816 of debt and closing cost of $919. The real estate assets and related mortgage notes payable of the properties in the second phase have been reflected as held for sale as of December 31, 2003. The Company ceased recording depreciation expense on these assets on October 23, 2003, the date that it was determined these assets met the criteria to be reflected as held for sale.

     The Company also entered into a master lease agreement on one of the second phase properties that totals $7,305. As of December 31, 2003, the Company has executed leases with tenants for certain spaces that will reduce this amount by $4,855. These tenants are scheduled to open at various dates between January 2004 and May 2004.

     The third phase is scheduled to close in January 2005 and will include five community centers. The total purchase price for these community centers will be $86,800.

     Pursuant to a long-term agreement, the Company will be the exclusive manager for all of the joint venture's properties in the United States, and will be entitled to management, leasing, acquisition, disposition, asset management and financing fees.

2002 Activity
-------------
     In February 2002, the Company contributed its interests in two community centers and one associated center to PPG Venture I Limited Partnership, a joint venture with a third party, and retained a 10% interest. The total consideration of $63,030 consisted of cash of $46,000 and the Company's retained interest. The Company deferred the gain of $10,983 from the transaction since certain restrictions included in the joint venture agreement related to the subsequent sale of the properties demonstrate the Company's continuing involvement. The deferred gain is included in accounts payable and accrued liabilities.

     In March 2002, the Company acquired an additional 2% interest in Kentucky Oaks Mall Company, an additional 17% interest in Madison Joint Venture and an additional 31% interest in Columbia Mall Company as discussed in Note 3. Since the additional interest in Columbia Mall Company resulted in the Company having a 79% controlling interest in that joint venture, the Company discontinued accounting for it using the equity method and began consolidating it as of the date the additional 31% interest was acquired.

     During 2002, the Company entered into three joint ventures with third parties to develop two malls, Imperial Valley Mall and Coastal Grand.

2001 Activity
-------------
     In January 2001, the Company acquired a 48% interest in Kentucky Oaks Mall Company, Columbia Joint Venture and Madison Joint Venture in connection with the first stage of the Jacobs' transaction discussed in Note 3.

     As discussed in Note 3, the Company discontinued the equity method of accounting for the partnership that owns Madison Square Mall after the Company acquired the remaining ownership interest in that partnership on January 31, 2001.

NOTE 6.  MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consisted of the following:

                                                              December 31, 2003                  December 31, 2002
                                                         --------------------------------  -------------------------------
                                                                       Weighted Average                   Weighted Average
                                                          Amount       Interest Rate(1)      Amount       Interest Rate(1)
                                                         ------------  ------------------  ------------  -----------------
Fixed-rate debt:
     Non-recourse loans on operating properties            $2,256,544       6.63%            $1,867,915        7.16%
                                                         ------------                      ------------
Variable-rate debt:
     Recourse term loans on operating properties              105,558       2.67%               290,954        3.98%
     Lines of credit                                          376,000       2.23%               221,275        2.69%
     Construction loans                                            --         --                 21,935        3.08%
                                                         ------------                      ------------
     Total variable-rate debt                                 481,558       2.33%               534,164        3.41%
                                                         ------------                      ------------
Total                                                      $2,738,102       5.87%            $2,402,079        6.32%
                                                         ============                      ============

(1) Weighted average interest rate before amortization of deferred financing costs.

     Non-recourse and recourse loans include loans that are secured by properties owned by the Company that have a net carrying value of $3,302,703 at December 31, 2003. At December 31, 2003, the Company had $3,967 available and unfunded under recourse term loan commitments on two properties.

Fixed-Rate Debt
---------------
     At December 31, 2003, fixed-rate loans bear interest at fixed rates ranging from 4.52% to 10.63%. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from May 2004 through April 2016.

Variable-Rate Debt
------------------
     Recourse term loans bear interest at variable interest rates indexed to the prime lending rate or London Interbank Offered Rate ("LIBOR"). At December 31, 2003, interest rates on recourse loans varied from 2.62% to 2.77%. These loans mature at various dates from February 2004 to December 2004.

Unsecured Line of Credit
------------------------
     The Company has a short-term, unsecured line of credit that is used for acquisition purposes and bears interest at LIBOR plus 1.30%. The total available under this line of credit is $130,000, of which $72,000 was outstanding at December 31, 2003. The unsecured line of credit's original maturity date of January 31, 2004 was extended to May 31, 2004 subsequent to December 31, 2003. The Company has one additional option to extend the maturity another four months to September 30, 2004. Borrowings under the unsecured line of credit had a weighted average interest rate of 2.49% at December 31, 2003.

Secured Lines of Credit
-----------------------
     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of December 31, 2003:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------
$  255,000        $  228,000           February 2006
    80,000            46,000               June 2005
    10,000            10,000              April 2005
    20,000            20,000              March 2007
-------------------------------------
$  365,000        $  304,000
=====================================

     The secured lines of credit are secured by 19 of the Company's properties, which had an aggregate net carrying value of $375,198 at December 31, 2003. Borrowings under the secured lines of credit had a weighted average interest rate of 2.17% at December 31, 2003.

Letters of Credit
-----------------
     The Company had $17,343 outstanding for letters of credit under the above secured lines of credit at December 31, 2003.

     At December 31, 2003, the Company had additional secured lines of credit with a total commitment of $21,602 that can only be used for issuing letters of credit. The total outstanding under these lines of credit was $16,612 at December 31, 2003.

Covenants and Restrictions
--------------------------
     The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. The Company was in compliance with all covenants and restrictions on its lines of credit at December 31, 2003.

     Seventeen malls, six associated centers and the office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Debt Maturities
---------------
     As of December 31, 2003, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2004                                    $   268,058
2005                                        143,315
2006                                        440,973
2007                                        182,216
2008                                        414,749
Thereafter                                1,263,147
                                        ------------
                                          2,712,458
Net unamortized premiums                     25,644
                                        ------------
                                        $ 2,738,102
                                        ============

     Of the $268,058 of scheduled principal payments in 2004, $223,649 is related to loans that are scheduled to mature in 2004. The Company has extension options in place for $79,675 of these loans that will extend their scheduled maturities to 2005. The Company repaid loans of $31,974 subsequent to December 31, 2003, and the remaining $112,000 will either be repaid or refinanced.

NOTE 7. LOSS ON EXTINGUISHMENT OF DEBT

     The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs when notes payable were retired before their scheduled maturity dates as follows:

                                                      Year Ended December 31,
                                                ------------------------------------
                                                    2003       2002         2001
                                                ------------------------------------
Prepayment penalties                            $     -      $  2,270      $ 13,038
Prepayment penalties on discontinued operations       -            20             -
Unamortized deferred financing costs                167         1,640           520
                                                ------------------------------------
                                                $   167      $  3,930      $ 13,558
                                                ====================================

NOTE 8.  SHAREHOLDERS' EQUITY

Common Stock
------------
     In March 2002, the Company completed an offering of 3,352,770 shares of its $0.01 par value common stock at $34.55 per share. The net proceeds of $114,705 were used to repay outstanding borrowings under the Company's lines of credit and to retire debt on certain operating properties.

Preferred Stock
---------------
     In June 1998, the Company issued 2,875,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") with a face value of $25.00 per share in a public offering. In June 2002, the Company purchased 200,000 shares of the Series A Preferred Stock for $5,093. On November 28, 2003, the Company redeemed the remaining 2,675,000 outstanding shares of the Series A Preferred Stock at its face value of $25.00 per share plus accrued and unpaid dividends. In connection with the redemption of the Series A Preferred Stock, the Company recorded a charge of $2,181 to write-off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series A Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statement of operations.

     In June 2002, the Company completed an offering of 2,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock"), having a par value of $.01 per share, at $50.00 per share. The net proceeds of $96,370 were used to reduce outstanding balances under the Company's lines of credit and to retire term loans on several properties.

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

     On August 22, 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") with a par value of $0.01 per share. The Series C Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share).

     The dividends on the Series C Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and is not redeemable before August 22, 2008. The net proceeds of $111,227 were used to partially fund certain acquisitions discussed in Note 3 and to reduce outstanding borrowings under the Company's lines of credit.

NOTE 9.  MINORITY INTERESTS

     Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 11 of the Company's shopping center properties that is held by third parties.

Minority Interest in Operating Partnership
------------------------------------------
     The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units") that the Company does not own.

     The assets and liabilities allocated to the Operating Partnership's minority interest are based on their ownership percentage of the Operating Partnership at December 31, 2003 and 2002. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interest at December 31, 2003 and 2002 by the total Operating Partnership Units outstanding at December 31, 2003 and 2002. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 45.4% and 46.3% at December 31, 2003 and 2002, respectively.

     Income is allocated to the Operating Partnership's minority interest based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interest by the total weighted average number of Operating Partnership Units outstanding during the year.

     A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is redeemable for cash or shares of the Company's common stock. As a result, an allocation is made between shareholders' equity and minority interest in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership's underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding.

     The total minority interest in the Operating Partnership was $523,779 and $497,832 at December 31, 2003 and 2002, respectively.

Minority Interest in Operating Partnership-Conversion Rights
------------------------------------------------------------
     Under the terms of the Operating Partnership's limited partnership agreement, each of the limited partners has the right to exchange all or a portion of its partnership interests for shares of CBL's common stock or, at CBL's election, their cash equivalent. When an exchange occurs, CBL assumes the limited partner's ownership interests in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal on a one-for-one basis to the number of partnership units exchanged by the limited partner. The amount of cash received by the limited partner, if CBL elects to pay cash, will be based on the five-day trailing average of the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the limited partnership interests in the Operating Partnership nor the shares of common stock of CBL are subject to any right of mandatory redemption.

     The Operating Partnership issued 13,159,402 special common units in connection with acquisitions discussed in Notes 3 and 5. After January 31, 2004, holders of the special common units may exchange them for shares of common stock or cash. The Company has the right to elect the form of payment. The special common units receive a minimum distribution of $2.9025 per unit per year. When the distribution on the common units exceeds $2.9025 per unit per year, the special common units will receive a distribution equal to that paid on the common units.

     The Operating Partnership issued 1,144,034 common units in connection with acquisitions discussed in Notes 3 and 5. The 118,695 common units issued in connection with the acquisition of Panama City Mall, which is discussed in Note 3, receive a minimum annual dividend of $3.375 per unit until May 2012. When the distribution on the common units exceeds $3.375 per unit, these common units will receive a distribution equal to that paid on the common units. Additionally, if the annual distribution on the common units should ever be less than $2.22 per unit, the $3.375 per unit dividend will be reduced by the amount the per unit distribution is less than $2.22 per unit.

     The Company purchased 460,083 common units from a former executive of the Company who retired in 1997 for $21,013 during 2003. During 2002, third parties converted 446,652 common units to shares of the Company's common stock.

     Outstanding   rights  to  convert  minority   interests  in  the  Operating
Partnership to common stock were held by the following parties at December 31, 2003 and 2002:

                                                  December 31,
                                         --------------------------------
                                              2003            2002
                                         --------------- ----------------
Common shares outstanding                  30,323,476       29,797,469
Outstanding rights:
  Jacobs                                   11,953,903       11,953,903
  CBL's Predecessor                         8,755,612        8,883,928
  Third parties                             4,513,397        4,845,164
                                         --------------- ----------------
Total Operating Partnership Units          55,546,388       55,480,464
                                         =============== ================

Minority Interest in Shopping Center Properties
-----------------------------------------------
     The Company's consolidated financial statements include the assets, liabilities and results of operations of 11 properties that the Company does not wholly own. The minority interest in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total minority interests in shopping center properties was $3,652 and $2,681 at December 31, 2003 and 2002, respectively.

     The assets and liabilities allocated to the minority interest in shopping center properties are based on the third parties' ownership percentages in each shopping center property at December 31, 2003 and 2002. Income is allocated to the minority interest in shopping center properties based on the third parties' weighted average ownership in each shopping center property during the year.

NOTE 10.  MINIMUM RENTS

     The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2003, as follows:

2004                                        $ 384,603
2005                                          330,681
2006                                          288,881
2007                                          246,537
2008                                          205,595
Thereafter                                    671,286

     Future   minimum   rents  do  not  include   percentage   rents  or  tenant
reimbursements that may become due.

NOTE 11.  MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 2.30% to 9.50% at December 31, 2003. Maturities of notes receivable range from 2004 to 2019.

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

                                                                  Associated    Community
Year Ended December 31, 2003                          Malls        Centers       Centers     All Other       Total
----------------------------------------------    -------------   -----------  -----------  ------------   -----------
 Revenues                                           $  571,744     $ 23,961      $ 51,851     $ 19,975      $ 667,531
 Property operating expenses (1)                      (185,836)      (5,614)      (12,152)       8,515       (195,087)
 Interest expense                                     (139,900)      (5,157)       (6,797)      (1,519)      (153,373)
 Other expense                                              --           --            --      (11,489)       (11,489)
 Gain on sales of real estate assets                     2,216           --        75,559           --         77,775
                                                  -------------   -----------  -----------  ------------   -----------
 Segment profit and loss                            $  248,224     $ 13,190      $108,461     $ 15,482        385,357
                                                  =============   ===========  ===========  ============
 Depreciation and amortization expense                                                                       (113,481)
 General and administrative expense                                                                           (30,395)
 Interest income                                                                                                2,485
 Loss on extinguishment of debt                                                                                  (167)
 Equity in earnings and minority interest                                                                    (104,390)
                                                                                                           ----------
 Income before discontinued operations                                                                       $139,409
                                                                                                           ==========
 Total assets (2)                                   $3,682,158     $199,356      $265,467     $117,329     $4,264,310
 Capital expenditures (2)                           $  651,567     $ 28,901      $ 32,063     $ 31,274     $  743,805

                                                                  Associated    Community
Year Ended December 31, 2002                          Malls        Centers       Centers     All Other       Total
----------------------------------------------    -------------   -----------  -----------  ------------   -----------
 Revenues                                           $  490,743     $ 18,811      $ 59,369     $ 18,047     $  586,970
 Property operating expenses (1)                      (163,730)      (4,231)      (15,321)       8,182       (175,100)
 Interest expense                                     (123,977)      (3,817)       (9,334)      (5,977)      (143,105)
 Other expense                                               -            -             -      (10,307)       (10,307)
 Gain(loss) on sales of real estate assets                (251)          94         1,016        1,945          2,804
                                                  -------------   -----------  -----------  ------------   -----------
 Segment profit and loss                            $  202,785     $ 10,857      $ 35,730     $ 11,890        261,262
                                                  =============   ===========  ===========  ============
 Depreciation and amortization expense                                                                        (94,018)
 General and administrative expense                                                                           (23,332)
 Interest income                                                                                                1,853
 Loss on extinguishment of debt                                                                                (3,910)
 Equity in earnings and minority interest                                                                     (59,342)
                                                                                                           ----------
 Income before discontinued operations                                                                     $   82,513
                                                                                                           ==========
 Total assets (2)                                   $3,067,611     $151,606      $418,856     $157,041     $3,795,114
 Capital expenditures (2)                           $  454,721     $ 29,164      $ 25,930     $ 49,903     $  559,718

                                                                  Associated    Community
Year Ended December 31, 2001                          Malls        Centers       Centers     All Other       Total
----------------------------------------------    -------------   -----------  -----------  ------------   -----------
 Revenues                                           $  434,003    $  16,548      $ 66,391     $ 20,338     $  537,280
 Property operating expenses (1)                      (141,714)      (3,813)      (15,754)      (3,156)      (164,437)
 Interest expense                                     (125,198)      (4,599)      (15,018)     (11,810)      (156,625)
 Other expense                                               -            -             -      (11,489)       (11,489)
 Gain on sales of real estate assets                     1,441          350         8,858           --         10,649
                                                  -------------   -----------  -----------  ------------   -----------
 Segment profit and loss                            $  168,532    $   8,486      $ 44,477    $  (6,117)       215,378
                                                  =============   ===========  ===========  ============
 Depreciation and amortization expense                                                                        (83,522)
 General and administrative expense                                                                           (18,807)
 Interest income                                                                                                1,891
 Loss on extinguishment of debt                                                                               (13,558)
 Equity in earnings and minority interest                                                                     (44,170)
                                                                                                           ----------
 Income before discontinued operations                                                                     $   57,212
                                                                                                           ==========
 Total assets (2)                                   $2,678,666    $128,660       $493,198    $ 72,327      $3,372,851
 Capital expenditures (2)                           $1,288,699    $  8,375       $ 58,670    $ 12,476      $1,368,220

(1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)  Developments in progress are included in the All Other category.

NOTE 13.  OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

                                                              December 31,
                                                    --------------------------------
                                                        2003               2002
                                                    ---------------   --------------
 ASSETS:
 Net investment in real estate assets               $ 3,912,220        $ 3,611,485
 Investment in unconsolidated affiliates                 96,989             68,770
 Other assets                                           253,985            115,022
                                                    ---------------   --------------
 Total assets                                       $ 4,263,194        $ 3,795,277
                                                    ===============   ==============
 LIABILITIES:
 Mortgage and other notes payable                   $ 2,738,102        $ 2,402,079
 Other liabilities                                      138,210            131,815
                                                    ---------------   --------------
 Total liabilities                                    2,876,312          2,533,894
                                                    ===============   ==============
Minority interests                                        3,652              2,681

OWNERS' EQUITY                                        1,383,230          1,258,702
                                                    ---------------   --------------
 Total liabilities and owner's equity               $ 4,263,194        $ 3,795,277
                                                    ===============   ==============

                                                             Year Ended December 31,
                                             -------------------------------------------------------
                                                    2003               2002               2001
                                             -----------------  -----------------  -----------------
 Total revenues                                  $ 667,531          $ 586,970          $ 537,282
 Depreciation and amortization                    (113,481)           (94,017)           (83,522)
 Other operating expenses                         (235,483)          (208,293)          (194,306)
                                             -----------------  -----------------  -----------------
 Income from operations                            318,567            284,660            259,454
 Interest income                                     2,480              1,849              1,887
 Interest expense                                 (153,366)          (142,338)          (156,624)
 Loss on extinguishment of debt                       (167)            (3,930)           (13,558)
 Gain on sales of real estate assets                77,775              2,804             10,649
 Equity in earnings of unconsolidated
    affiliates                                       4,941              8,215              7,155
 Minority interest in shopping center
    properties                                      (2,799)            (3,306)            (1,682)
                                             -----------------  -----------------  -----------------
 Income before discontinued operations             247,431            147,954            107,281
 Operating income of discontinued operations           688              2,021              3,696
 Gain on discontinued operations                     4,042                372                  -
                                             -----------------  -----------------  -----------------
 Net income                                      $ 252,161          $ 150,347        $   110,977
                                             =================  =================  =================

NOTE 14.  NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company's noncash investing and financing activities were as follows for 2003, 2002 and 2001:

                                                                            2003           2002           2001
                                                                       -------------   -------------  -------------
Cash paid during the year for interest, net of amounts capitalized       $ 151,012       $ 141,425      $ 151,397
Debt assumed to acquire property interests                                 209,834         149,687        875,425
Premiums related to debt assumed to acquire property interests              26,290              --             --
Short-term notes payable issued to acquire property interest                11,617              --             --
Note receivable from sale of real estate assets                              4,813              --             --
Issuance of minority interest to acquire property interests                     --          60,788        339,976

NOTE 15.  DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company's objective in using derivatives is to manage its exposure to changes in interest rates. To accomplish this objective, the Company primarily uses interest rate swap and cap agreements as part of its cash flow hedging strategy.

     At December 31, 2003, the Company had one interest rate cap agreement that was already in place on $40,000 of variable-rate debt that was assumed in connection with the acquisition of Sunrise Mall (see Note 3). The interest rate cap agreement limits the maximum interest rate at 5.50% and matures in May 2004. The interest rate cap's fair value was $0 at both the acquisition date and December 31, 2003.

     Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Under an interest rate swap in place at December 31, 2002, the Company received interest payments at a rate equal to LIBOR (1.44% at December 31, 2002) and paid interest at a fixed rate of 5.83%. The interest rate swap had a notional amount of $80,000 and expired August 30, 2003.

     Effective January 1, 2001, the Company determined that, with the exception of two swap agreements that expired during the first quarter of 2001, the Company's derivative instruments were effective and qualified for hedge accounting in accordance with SFAS No. 133. At December 31, 2002, the interest rate swap's fair value of $2,412 was recorded in accounts payable and accrued liabilities.

     The unrealized gains/losses recorded in accumulated other comprehensive loss are reclassified to earnings as interest expense when interest payments are made. This reclassification correlates with the timing of when hedged items are recognized in earnings. The change in net unrealized gains on cash flow hedges in 2003 and 2002 reflects a reclassification of net unrealized gains from accumulated other comprehensive loss to interest expense in the amounts of $2,397 and $4,387, respectively.

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

NOTE 16.  RELATED PARTY TRANSACTIONS

     CBL's Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company's development properties. The Company paid approximately $163,617, $96,185 and $94,300 to the construction company in 2003, 2002, and 2001, respectively, for construction and development activities. The Company had accounts payable to the construction company of $8,082 and $16,963 at December 31, 2003 and 2002, respectively.

     The Management Company provides management and leasing services to the Company's unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $1,077, $2,502 and $1,450 in 2003, 2002 and 2001, respectively.

NOTE 17.  CONTINGENCIES

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest. The total amount outstanding at December 31, 2003, was $58,470, of which the Company has guaranteed $29,235. The Company did not receive a fee for this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company has guaranteed 100% of the construction debt to be incurred to develop Coastal Grand. The total amount outstanding at December 31, 2003 was $46,384. The Company received a fee of $1,572 for this guaranty during 2003 and will recognize $786 of this fee as revenue pro rata over the term of the guaranty until it expires in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. The remaining $786 attributable to the Company's ownership interest is recorded as a reduction in the Company's investment in the partnership. The Company recognized $218 of revenue related to this guaranty during 2003.

     The Company has guaranteed 100% of the debt of Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest. The total amount outstanding at December 31, 2003, was $418, of which the Company has guaranteed $209.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimation of fair value. The fair value of mortgage and other notes payable was $3,094,285 and $2,637,219 at December 31, 2003 and 2002, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated rates at which similar loans would be made currently.

NOTE 19.  STOCK INCENTIVE PLAN

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

Stock Options
-------------
     Stock options issued under the plan allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant. However, the independent directors may not sell, pledge or otherwise transfer their stock options during their board term or for one year thereafter.

     The Company's stock option activity for 2003, 2002 and 2001 is summarized as follows:

                                               2003                         2002                         2001
                                    --------------------------  ---------------------------  ---------------------------
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                       Shares         Price        Shares          Price         Shares         Price
                                    ------------   -----------  ------------   ------------  ------------   ------------
Outstanding, beginning of year        2,533,417       $ 5.51      2,351,967        $ 3.39      2,364,817        $22.51
Granted                                      --           --        429,750         36.56        378,500         27.70
Exercised                              (323,259)       24.00       (209,600)        23.90       (375,350)        22.18
Canceled                                (26,050)       30.92        (38,700)        28.28        (16,000)        24.57
                                    ------------                ------------                 ------------
Outstanding, end of year              2,184,108        25.67      2,533,417         25.51      2,351,967         23.39
                                    ============                ============                 ============
Options exercisable at end of year    1,461,658        23.20      1,425,817         22.26      1,284,917         21.82
                                    ============                ============                 ============
Weighted average fair value of
  options granted during the year    $       --                  $     3.50                   $     1.75
                                    ============                ============                 ============

     The following is a summary of the stock options outstanding at December 31, 2003:

                                            Weighted          Weighted                          Weighted
                                            Average           Average                           Average
                                           Remaining       Exercise Price                    Exercise Price
                            Options       Contractual        of Options        Options         of Options
 Exercie Price Range      Outstanding    Life in Years      Outstanding      Exercisable      Exercisable
------------------------ -------------- ----------------- ----------------- --------------- -----------------
  $19.5625 - $21.6250        573,958          1.5             $19.99            573,958          $19.99
  $23.6250 - $25.6250        924,010          4.9              23.98            730,860           23.99
  $27.6750 - $39.8000        686,140          7.9              32.68            156,840           31.52
                         -------------- ----------------- ----------------- --------------- -----------------
        Totals             2,184,108          5.0             $25.67          1,461,658          $23.20
                         ============== ================= ================= =============== =================

Stock Awards
------------
     Under the plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded, and the duration of the vesting period, as defined. The Committee may also provide for the issuance of common stock under the plan on a deferred basis pursuant to deferred compensation arrangements, as described in Note 20.

     In May 2003, the Company granted awards for 43,225 shares of the Company's common stock to employees. The terms of the awards allow for a recipient to vest and receive shares of common stock in equal installments on each of the first five anniversaries of the date of grant. Under the terms of the awards, the Company pays the recipient additional compensation, in an amount equal to the dividends paid on the Company's common stock, on the unvested portion of the award as if the recipient owned the unvested shares.

     The Company recorded deferred compensation of $1,870 when the awards were granted, based on the market value of the Company's common stock on the grant date, which was $43.06 per share. The deferred compensation is being amortized on a straight-line basis as compensation expense over the five-year vesting period. The Company recognized $248 of compensation expense in 2003 related to the amortization of deferred compensation. The Company also recorded a reduction to deferred compensation of $15 for grants that were canceled during 2003.

     During 2003, the Company issued an additional 43,606 shares of common stock to employees with a weighted-average grant date fair value of $43.01. The shares vested immediately.

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

NOTE 20.  EMPLOYEE BENEFIT PLANS

401 (k) Plan
------------
     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution that does not exceed 2.5% of such participant's compensation for the plan year.
Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $518, $439 and $391 in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan
----------------------------
     The Company maintains an employee stock purchase plan that allows eligible employees to acquire shares of the Company's common stock in the open market without incurring brokerage or transaction fees. Under the plan, eligible employees make payroll deductions that are used to purchase shares of the Company's common stock. The shares are purchased by the fifth business day of the month following the month when the deductions were withheld. The shares are purchased at the prevailing market price of the stock at the time of purchase.

Deferred Compensation Arrangements
----------------------------------
     The Company has entered into agreements with certain of its officers that allow the officers to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years.

     For certain officers, the deferred compensation arrangements provide that when the salary increase or bonus compensation is earned and deferred, shares of the Company's common stock issuable under the 1993 Stock Incentive Plan are deemed set aside for the amount deferred. The number of shares deemed set aside is determined by dividing the amount of compensation deferred by the fair value of the Company's common stock on the deferral date, as defined in the arrangements. The shares set aside are deemed to receive dividends equivalent to those paid on the Company's common stock, which are then deemed to be reinvested in the Company's common stock in accordance with the Company's dividend reinvestment plan. When an arrangement terminates, the Company will issue shares of the Company's common stock to the officer equivalent to the number of shares deemed to have accumulated under the officer's arrangement. At December 31, 2003 and 2002, respectively, there were 93,796 and 80,532 shares that were deemed set aside in accordance with these arrangements.

     For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 7.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2003 and 2002, respectively, the Company had notes payable, including accrued interest, of $296 and $319 related to these arrangements.

NOTE 21.  DIVIDENDS

     On October 29, 2003, the Company declared a cash dividend of $0.725 per share of common stock for the quarter ended December 31, 2003. The dividend was paid on January 16, 2004, to shareholders of record as of December 31, 2003. The total dividend of $21,985 is included in accounts payable and accrued liabilities at December 31, 2003.

     On October 29, 2003, the Operating Partnership declared a distribution of $18,309 to the Operating Partnership's limited partners. This distribution represented a distribution of $0.725 per unit for each common unit and $0.726 to $0.844 per unit for the special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2003.

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                                   Year Ended December 31,
                                   -------------------------------------------------------
                                         2003                2002              2001
                                   ------------------  -----------------  ----------------
Dividends declared:
     Common stock                          $    2.69          $    2.32         $    2.04
     Series A preferred stock              $    2.05          $    2.25         $    2.25
     Series B preferred stock              $  4.3752          $  2.3942         $      --
     Series C preferred stock              $ 6.99653(1)       $      --         $      --

Allocations: (2)
     Ordinary income                          98.83%             95.63%            92.16%
     Capital gains 20% rate                    0.00%              0.13%             3.80%
     Capital gains 25% rate                    1.17%(3)           4.24%             4.04%
     Return of capital                         0.00%              0.00%             0.00%
                                   ------------------  -----------------  ----------------
Total                                        100.00%            100.00%           100.00%
                                   ==================  =================  ================

(1)  Represents a dividend of $0.699653 per depositary share.
(2) The allocations for income tax purposes are the same for the common stock and each series of preferred stock for each period presented.
(3)  All of the 2003 capital gains represent pre-May 6, 2003 capital gains.

NOTE 22.  QUARTERLY INFORMATION (UNAUDITED)

     The following quarterly information differs from previously reported results since the results of operations of long-lived assets disposed of subsequent to each quarter end in 2003 have been reclassified to discontinued operations for all periods presented. Additionally, total revenues differs from previously reported amounts due to a reclassification made to conform to the fourth quarter and year-end presentations.

                                                First         Second         Third         Fourth
2003                                           Quarter        Quarter       Quarter       Quarter      Total(1)
                                             ---------      ---------     ---------     ---------     ---------
Total revenues                                $163,683       $162,570      $163,115      $178,163      $667,531
Income from operations                          78,005         77,733        77,684        83,657       317,079
Income before discontinued operations           23,312         24,649        24,192        67,256       139,409
Discontinued operations                          3,162             58           717           793         4,730
Net income available to common
shareholders                                    22,776         21,022        20,225        60,483       124,506
Basic per share data:
    Income before discontinued operations,
       net of preferred dividends               $ 0.66         $ 0.70        $ 0.65        $ 1.98        $ 3.99
    Net income available to common
       shareholders                             $ 0.76         $ 0.70        $ 0.67        $ 2.01        $ 4.15
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends               $ 0.64         $ 0.67        $ 0.62        $ 1.89        $ 3.82
    Net income available to common
       shareholders                             $ 0.74         $ 0.68        $ 0.65        $ 1.92        $ 3.99

                                                 First        Second         Third         Fourth
2002                                           Quarter        Quarter       Quarter       Quarter      Total (1)
                                             ---------      ---------     ---------     ---------     ---------
Total revenues                                $141,929       $145,353      $144,078      $155,610      $586,970
Income from operations                          69,646         69,040        68,617        76,910       284,213
Income before discontinued operations           17,070         20,252        20,510        24,681        82,513
Discontinued operations                          1,929            669           649         (854)         2,393
Net income available to common
shareholders                                    17,384         18,911        17,465        20,227        73,987
Basic per share data:
    Income before discontinued operations,
       net of preferred dividends               $ 0.59         $ 0.63        $ 0.57        $ 0.71        $ 2.50
    Net income available to common
       shareholders                             $ 0.66         $ 0.65        $ 0.59        $ 0.68        $ 2.58
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends               $ 0.57         $ 0.61        $ 0.55        $ 0.69        $ 2.42
    Net income available to common
       shareholders                             $ 0.64         $ 0.63        $ 0.57        $ 0.66        $ 2.50

(1) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

                        CBL & Associates Properties, Inc.
          Schedule II Valuation and Qualifying Accounts (in thousands)

                                                                 Year Ended December 31,
                                                  -----------------------------------------------------
                                                        2003              2002              2001
                                                  -----------------------------------------------------
Allowance for doubtful accounts:
  Balance, beginning of year                          $   2,861          $   2,865       $   1,854
  Provision for credit losses                             2,083              1,846           5,947
  Bad debts charged against allowance                    (1,707)            (1,850)         (4,936)
                                                  -----------------------------------------------------
  Balance, end of year                                $   3,237          $   2,861       $   2,865
                                                  =====================================================

                                                                                                                       SCHEDULE III

                                                                           CBL & ASSOCIATES PROPERTIES, INC.
                                                                    REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                                                 At December 31, 2003
                                                                                     (In thousands)


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------
MALLS:
Arbor Place          $79,570    $7,637  $95,330           $11,360    $       -   7,637 $106,690  $114,327   $18,736    1998-1999
   Douglasville, GA

Asheville Mall        69,541     7,139   58,747            27,636        (805)   6,334   86,383    92,717    11,533         1998
  Asheville, NC

Bonita Lakes Mall     27,178     4,924   31,933             4,927        (985)   4,924   35,875    40,799     7,773         1997
  Meridian, MS

Brookfield Square     71,742     8,646   78,703             1,200            -   8,646   79,903    88,549     6,033         2001
  Brookfield, WI

Burnsville Center     70,923    12,804   69,167            22,525            -  12,804   91,692   104,496    13,338         1998
  Burnsville,  MN

Sunrise Mall          40,000    11,156   59,047                22            -  11,156   59,069    70,225     1,527         2003
  Brownsville, TX

Cary Towne Center     88,310    23,688   74,432             7,937            -  23,688   82,369   106,057     6,047         2001
  Cary, NC

Cherryvale Mall       45,727    11,892   63,973             3,049      (1,667)  10,225   67,022    77,247     4,935         2001
  Rockford, IL

Citadel Mall          31,767    11,443   44,008             2,019            -  11,443   46,027    57,470     3,454         2001
  Charleston, SC

Cross Creek Mall      73,975    18,717  101,983                13            -  18,717  101,996   120,713     1,097         2003
  Fayetteville, NC

College Square        12,301     2,954   17,787            10,454         (27)   2,927   28,241    31,168     9,298    1987-1988
  Morristown, TN

Columbia Place        33,839     9,645   52,348             1,049        (423)   9,222   53,397    62,619     3,364         2002
  Columbia, SC


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Coolsprings Galleria  60,322    13,527   86,755            25,932            -  13,527  112,687   126,214    33,367    1989-1991
  Nashville, TN

East Towne Mall       27,791     4,496   63,867            11,790            -   4,496   75,657    80,153     4,730         2002
  Madison, WI

Eastgate Mall         41,125    13,046   44,949            20,320            -  13,046   65,269    78,315     3,712         2001
  Cincinnati, OH

Fashion Square        60,923    15,218   64,971             6,071            -  15,218   71,042    86,260     5,324         2001
  Saginaw, MI

Fayette Mall         104,020    20,707   84,267               816            -  20,707   85,083   105,790     6,411         2001
  Lexington, KY

Frontier Mall(E)          --     2,681   15,858            10,639            -   2,681   26,497    29,178    10,722    1984-1985
  Cheyenne, WY

Foothills Mall             0     4,536   14,901             5,582            -   4,536   20,483    25,019     7,050         1996
  Maryville, TN

Georgia Square  (E)       --     2,982   31,071            11,555         (23)   2,959   42,626    45,585    16,777         1982
  Athens, GA

Hamilton  Place       65,448     2,880   42,211            17,387        (441)   2,439   59,598    62,037    20,449    1986-1987
  Chattanooga, TN

Hanes Mall           111,516    17,176  133,376            23,086        (741)  17,254  155,643   172,897    10,678         2001
  Winston-Salem, NC

Harford Mall              --     8,699   45,704                 -            -   8,699   45,704    54,403         0         2003
  Bel Air, MD

Hickory Hollow Mall   89,500    13,813  111,431            15,402            -  13,813  126,833   140,646    16,591         1998
  Nashville,  TN

JCPenney(E)                -         -    2,650                 -            -       -    2,650     2,650     1,281         1983
  Maryville, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Janesville Mall       14,255     8,074   26,009             1,292            -   8,074   27,301    35,375     4,342         1998
  Janesville,  WI

Jefferson Mall        44,325    13,125   40,234            10,948            -  13,125   51,182    64,307     3,267         2001
  Louisville, KY

The Lakes Mall(E)       ----     3,328   42,366             5,232            -   3,328   47,598    50,926     4,879    2000-2001
  Muskegon, MI

Lakeshore Mall(E)       ----     1,443   28,819             3,962        (169)   1,274   32,781    34,055     9,371    1991-1992
  Sebring, FL

Madison Square (E)      ----    17,596   39,186             2,304            -  17,596   41,490    59,086     3,060         1984
  Huntsville, AL

Meridian Mall         95,479       529  103,678            54,197            0   2,232  156,172   158,404    18,630         1998
  Lansing,  MI

Midland Mall          30,000    10,321   29,429             3,563            -  10,321   32,992    43,313     2,311         2001
  Midland, MI

Northwoods Mall       63,461    14,867   49,647             2,984            -  14,867   52,631    67,498     3,771         2001
  Charleston, SC

Oak Hollow Mall       45,960     4,344   52,904             3,091            -   4,344   55,995    60,339    14,226    1994-1995
  High Point, NC

Old Hickory Mall      35,148    15,527   29,413             2,399            -  15,527   31,812    47,339     2,257         2001
  Jackson, TN

Panama City Mall      40,144     9,017   37,454               940            -   9,028   38,383    47,411     1,572         2002
  Panama City, FL

Parkdale Mall         56,712    20,723   47,390            24,343            -  20,723   71,733    92,456     4,004         2001
  Beaumont, TX

Pemberton Square(E)     ----     1,191   14,305             1,271        (947)     244   15,576    15,820     6,202         1986
  Vicksburg, MS


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Post Oak Mall (E)       ----     3,936   48,948            (6,456)       (327)   3,609   42,492    46,101    11,609         1982
  College Station, TX

Randolph Mall         15,328     4,547   13,927             5,731            -   4,547   19,658    24,205     1,128         2001
  Asheboro, NC

Regency Mall          34,757     3,384   36,839             4,286            -   3,884   40,625    44,509     3,023         2001
  Racine, WI

Richland Mall             --     9,874   35,238             1,336            -   9,887   36,561    46,448     1,579         2002
  Waco, TX

Rivergate Mall        72,334    17,896   86,767            15,552            -  17,896  102,319   120,215    14,577         1998
  Nashville,  TN

River Ridge Mall      24,978     4,824   59,052                 -            -   4,824   59,052    63,876       557         2003
 Lynchburg, VA

Southpark Mall        47,695     9,501   73,262                 -            -   9,501   73,262    82,763         0         2003
 Colonial Heights, VA

Stroud Mall           31,794    14,711   23,936             7,802            -  14,711   31,738    46,449     4,142         1998
  Stroudsburg,  PA

St. Clair Square      68,892    11,027   75,620            21,260            -  11,027   96,880   107,907    14,972         1996
  Fairview Heights,
  IL

Towne Mall(E)             --     3,101   17,033               691            -   3,101   17,724    20,825     1,393         2001
  Franklin, OH

Turtle Creek Mall     31,082     2,345   26,418             7,084            -   3,535   32,312    35,847    10,778    1993-1995
  Hattiesburg, MS

Twin Peaks Mall(E)        --     1,874   22,022            16,058         (46)   1,828   38,080    39,908    15,004         1984
  Longmont, CO


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Valley View Mall      54,396    15,985   77,771                 -            -  15,985   77,771    93,756       918         2003
 Roanoke, VA

Walnut Square (E)        486        50   15,138             5,437            -      50   20,575    20,625     9,677         1981
  Dalton, GA

Wausau Center         13,621     5,231   24,705             6,677       (5,231)      -   31,382    31,382     2,282         2001
  Wausau, WI

West Towne Mall       42,966     9,545   83,084            11,276            -   9,545   94,360   103,905     6,430         2002
  Madison, WI

Westgate Mall         55,063     2,149   23,257            42,560        (432)   1,742   65,792    67,534    14,918         1995
  Spartanburg, SC

Westmoreland Mall     83,703     4,621   84,215             1,817            -   4,621   86,032    90,653     2,143         2002
  Greensburg, PA

York Galleria         50,875     5,757   63,316             2,844            -   5,757   66,160    71,917     7,823         1995
  York, PA

ASSOCIATED CENTERS

Bonita Lakes Crossing  8,516       794    4,786             8,191            -     794   12,977    13,771     1,904         1997
  Meridian, MS

Coolsprings Crossing(E) ----     2,803   14,985             2,803            -   3,554   17,037    20,591     5,082    1991-1993
  Nashville, TN

Courtyard at
Hickory Hollow         4,167     3,314    2,771               420            -   3,314    3,191     6,505       399         1998
  Nashville,  TN

Eastgate Crossing     10,394       707    2,424               854            -     707    3,278     3,985       180         2001
  Cincinnati, OH

Foothills Plaza  (E)    ----       132    2,132               618            -     148    2,734     2,882     1,301    1984-1988
  Maryville, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Foothills Plaza
  Expansion             ----       137    1,960               241            -     141    2,197     2,338       798    1984-1988
  Maryville, TN

Frontier Square(E)      ----       346      684               208         (86)     260      892     1,152       347         1985
  Cheyenne, WY

General Cinema(E)       ----       100    1,082               177            -     100    1,259     1,359       700         1984
  Athens, GA

Gunbarrel Pointe(E)     ----     4,170   10,874               236            -   4,170   11,110    15,280       939         2000
  Chattanooga, TN

Hamilton Corner        2,503       960    3,670             1,179        (226)     734    4,849     5,583     1,614    1986-1987
  Chattanooga, TN

Hamilton Crossing       ----     4,014    5,906               512       (1,370)  2,644    6,418     9,062     2,416         1987
  Chattanooga, TN

Hamilton Place
  Outparcel             ----       322      408                63            -     322      471       793        69         1998
  Chattanooga, TN

Harford Annex             --     2,854    9,718                 -            -   2,854    9,718    12,572         0         2003
  Bel Air, MD

The Landing at Arbor
  Place                8,982     4,993   14,330               521            -   4,993   14,851    19,844     2,227    1998-1999
  Douglasville, GA

Madison Plaza(E)        ----       473    2,888             1,023            -     473    3,911     4,384     1,453         1984
  Huntsville, AL

Parkdale Crossing      8,955     2,994    7,408             1,892            -   2,994    9,300    12,294       216         2002
  Beaumont, TX

The Shoppes At
  Hamilton Place           -     4,894   11,700                 -            -   4,894   11,700    16,594       195         2003
  Chattanooga, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Sunrise Commons(E)        --       911    7,525                 3            -     911    7,528     8,439       125         2003
  Brownsville, TX

The Terrace                -     4,166    9,929                10            -   4,166    9,939    14,105     1,696         1997
  Chattanooga, TN

Village at Rivergate   3,417     2,641    2,808               744            -   2,641    3,552     6,193       456         1998
  Nashville,  TN

West Towne Crossing        -     1,151    2,955                 -            -   1,151    2,955     4,106       178         1998
  Madison, WI

Westgate Crossing      9,659     1,082    3,422             6,320            -   1,082    9,742    10,824     2,349         1997
  Spartanburg, SC

Westmoreland South         -     2,898   21,167                31            -   2,898   21,198    24,096       529         2002
  Greensburg, PA


COMMUNITY CENTERS

BJ's Wholesale         2,578       170    4,735                13            -     170    4,748     4,918     1,462         1991
  Portland, ME

CBL Center            14,763       140   24,675               180            -     140   24,855    24,995     2,468         2001
  Chattanooga, TN

Cedar Springs
  Crossing              ----       206    1,845               166            -     206    2,011     2,217       741         1988
  Cedar Springs, MI

Northcreek Plaza        ----        97    1,201                52            -      97    1,253     1,350       366         1983
  Greenwood, SC

Oaks Crossing           ----       571    2,885            (1,417)           -     655    1,384     2,039       514         1988
  Otsego, MI

Keystone Crossing       ----       938    2,216                73        (113)     825    2,289     3,114       921         1989
  Tampa, FL



                                                                                   Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------
Sattler Square          ----       792    4,155             1,047         (87)     705    5,202     5,907     1,668    1988-1989
  Big Rapids, MI

Springdale Mall         ----    19,538    6,676            28,661            -  19,539   35,336    54,875     3,631         1997
  Mobile, AL

Uvalde Plaza             446       574    1,506                64        (255)     319    1,570     1,889       635         1987
  Uvalde, TX

Village at Wexford      ----       555    3,009               147            -     501    3,210     3,711     1,147    1989-1990
  Cadillac, MI

Village Square          ----       142    3,591             (233)            -     142    3,358     3,500     1,274    1989-1990
  Houghton Lake, MI

34th St Crossing        ----     1,102    2,743               172         (79)   1,023    2,915     3,938     1,037         1989
  St. Petersburg, FL
                  ----------         ----------                      --------        ----------            --------
        Total     $2,333,348         $3,125,620                      $(14,480)       $3,675,795            $466,112
                  ----------  -----------------          --------    --------------------------  ------------------
                              $572,530                   $556,223             $564,098           $4,239,893
                              --------                   --------             --------           ----------

ASSETS HELD FOR SALE:

Longview Crossing       ----      ----    1,308               446            -       -    1,754     1,754       548         1988
  Longview, NC

Springs Crossing        ----      ----    1,422               929            -       -    2,359     2,359       874         1987
  Hickory, NC

Stone East Plaza        ----       266    1,635               321         (49)     217    1,933     2,150       874         1987
  Kingsport, TN

Valley Crossing         ----     2,390    6,471             5,903         (37)   3,034   11,568    14,602     3,556         1988
  Hickory, NC

Willow Springs         2,871     2,917    6,107             5,017            -   2,917   11,351    14,268     2,755         1991
  Nashua, NH


                                                                                   Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Waterford Commons     25,883     7,731   30,103                 -            -   7,731   30,121    37,852        24         2003
  Waterford, CT

                  ----------         ----------                      --------        ----------            --------
        Total     $   28,754         $   47,046                      $    (86)       $   59,086            $  8,631
                  ----------  -----------------          --------    --------------------------  ------------------
                              $ 13,304                   $ 12,616             $ 13,899           $   72,985
                              --------                   --------             --------           ----------




OTHER

High Point, NC - Land   ----      ----     ----             2,764           --     893    1,871     2,764       727         ----
Developments in
  Progress (F)       376,000     2,949     ----            (2,471)          --       -             50,202       775         ----
                  ----------         ----------                      --------        ----------            --------
        Total     $  376,000         $     ----                      $      --       $    2,302            $  1,502
                  ----------  -----------------          --------    --------------------------  ------------------
                              $  2,949                   $    293             $ 14,212           $   16,514
                              --------                   --------             --------           ----------


                  ----------   ------- ----------        ---------  --------- ------- --------- --------   --------
TOTALS            $2,738,102         $3,172,666                     $  (14,566)      $3,737,183            $476,245
                  ==========         ==========                     ===========      ==========            ========
                               $588,783                  $569,132              $592,209          $4,379,834
                               ========                  ========              ========          ==========


(A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property owned or was acquired.
(B) Encumbrances represent the mortgage notes payable balance at December 31, 2003.
(C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $3.50 billion.
(D) Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.
(E) Property is pledged as collateral on the secured lines of credit used for development properties.
(F)  Includes non-property mortgages and credit line mortgages.

                       CBL & ASSOCIATES PROPERTIES, INC.

                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION


The changes in real estate assets and accumulated depreciation for the years ending December 31, 2003, 2002, and 2001 are set forth below: (in thousands).

                                                                         Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                          2003                     2002                    2001
                                                 -------------------------------------------------------------------------
REAL ESTATE ASSETS:
        Balance at beginning of period                        $4,046,324               $3,548,562              $2,311,660
        Additions during the period:
             Additions and improvements                          218,394                  351,357                 137,949
             Acquisitions of property                            506,865                  253,126               1,179,758
        Deductions during the period:
             Cost of sales                                      (339,693)                (106,484)               (78,774)
             Write off of development projects                    (2,056)                    (236)                (2,031)
                                                 -------------------------------------------------------------------------
         Balance at end of period                             $4,379,834               $4,046,324              $3,548,562
                                                 =========================================================================

ACCUMULATED DEPRECIATION:
        Balance at beginning of period                          $434,840                 $346,940                $271,046
        Depreciation expense                                     111,473                   93,316                  85,142
        Acquisition of additional interests in
             real estate assets                                       --                    7,721                      --
        Accumulated depreciation on assets
             held for sale                                        (8,632)                      --                      --
        Real estate assets sold or retired                       (70,067)                 (13,137)                 (9,248)
                                                 -------------------------------------------------------------------------
        Balance at end of period                                $467,614                 $434,840                $346,940
                                                 =========================================================================

                                                                    SCHEDULE IV

                                        CBL & ASSOCIATES PROPERTIES, INC.
                                     MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
                                               AT DECEMBER 31, 2003

                                                  (In thousands)

                                                                                                       Principal
                                                                                                       Amount Of
                                                                                                        Mortgage
                                                                                                       Subject To
                                   Final     Monthly     Balloon                            Carrying   Delinquent
      Name Of        Interest     Maturity   Payment    Payment At             Face Amount  Amount Of  Principal
  Center/Location       Rate        Date    Amount(1)    Maturity  Prior Liens Of Mortgage  Mortgage  Or Interest
  ---------------    ---------    --------  ----------  ---------  ----------- ----------- ---------- -----------
  Bi-Lo South              9.50%   Aug-06      $   22      $  145          None  $ 1,480     $   615        $   -
     Cleveland, TN

  Gaston Square            7.50%   Jun-19          16           -          None    1,870       1,695            -
     Gastonia, NC

  Girvin Plaza             8.00%   Aug-04          19(4)    2,800          None    2,800       2,800            -
    Jacksonville, FL

  Inlet Crossing           7.50%   Jun-19          24           -          None    2,830       2,600            -
    Myrtle Beach, SC

  Olde Brainerd            9.50%   Dec-06           4(4)       14           Yes    2,542          14            -
    Centre
    Chattanooga, TN

  Park Place               2.30%   Apr-07          19       2,602          None    3,118       3,003            -
     Chattanooga, TN

  Park Village             8.25%   Jan-11           7           -           Yes    1,270         422            -
    Lakeland, FL

  Rhett at Remount         8.25%   May-04          13(4)    1,960           Yes    1,960       1,890            -
     Charleston, SC

  Rockingham               6.75%   Dec-04          56(4)   10,000          None   10,000      10,000            -
     Rockingham, NH

  Signal Hills Plaza       7.50%   Jun-19           5           -           Yes      650         584            -
    Statesville, NC

  Soddy Daisy Plaza        9.50%   Dec-06           4(4)       45           Yes    1,695          45            -
    Soddy Daisy, TN

  Wilkes-Barre             7.00%   Oct-22           -       3,885          None    3,885       3,885            -
       Township
       Marketplace(3)
    Wilkes-Barre
      Township, PA

  Other                3.4%-9.5%   02/01-         13       7,269                  8,985       8,616            -
                                   Sep-03
                                            ---------  ----------              --------   ----------
                                             $   145    $ 12,043                $43,085    $ 36,169         $  -
                                            =========  ==========              ========   ==========

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.
(2) The aggregate carrying value for federal income tax purposes was $36,169 at December 31, 2003.
(3) Loan is to ground lessor and mortgaged by the land underlying Wilkes-Barre Township Marketplace, a community center the Company is developing. The land is owned by a third party and leased by the Company.
(4)  Payment represents interest only.


     The changes in mortgage notes receivable for the years ending December 31, 2003, 2002, and 2001 is set forth below: (in thousands).

                                            Year Ended December 31,
                            ----------------------------------------------------
                                   2003              2002              2001
                            ----------------------------------------------------
 Beginning balance                $23,074           $10,634           $ 8,756
   Additions                       14,934            14,578             2,874
   Payments                        (1,839)           (2,138)             (996)
                            ----------------   ---------------   ---------------
 Ending balance                   $36,169           $23,074           $10,634
                            ================   ===============   ===============

                                                                     Exhibit 21

                          SUBSIDIARIES OF THE COMPANY

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------
APWM, LLC                                                Georgia
Arbor Place GP, Inc.                                     Georgia
Arbor Place II, LLC                                      Delaware
Arbor Place Limited Partnership                          Georgia
Asheville, LLC                                           North Carolina
BJ/Portland Limited Partnership                          Maine
Bonita Lakes Mall Limited Partnership                    Mississippi
Brookfield Square Joint Venture                          Ohio
Burnsville Minnesota, LLC                                Minnesota
Cadillac Associates Limited Partnership                  Tennessee
Capital Crossing Limited Partnership                     North Carolina
Cary Venture Limited Partnership                         Delaware
CBL & Associates Limited Partnership                     Delaware
CBL & Associates Management, Inc.                        Delaware
CBL Holdings I, Inc.                                     Delaware
CBL Holdings II, Inc.                                    Delaware
CBL Jarnigan Road, LLC                                   Delaware
CBL Morristown, LTD.                                     Tennessee
CBL Old Hickory Mall, Inc.                               Tennessee
CBL Terrace Limited Partnership                          Tennessee
CBL/34th Street St. Petersburg Limited Partnership       Florida
CBL/Anderson Plaza, LLC                                  South Carolina
CBL/Bartow Limited Partnership                           Florida
CBL/Beach Crossing, LLC                                  South Carolina
CBL/BFW Kiosks, LLC                                      Delaware
CBL/Briarcliff Square, LLC                               Tennessee
CBL/Brookfield I, LLC                                    Delaware
CBL/Brookfield II, LLC                                   Delaware
CBL/Buena Vista Limited Partnership                      Georgia
CBL/Bulloch Plaza, LLC                                   Georgia
CBL/Cary I, LLC                                          Delaware
CBL/Cary II, LLC                                         Delaware
CBL/Cedar Bluff Crossing Limited Partnership             Tennessee
CBL/Cherryvale I, LLC                                    Delaware
CBL/Chestnut Hills, LLC                                  Kentucky
CBL/Citadel I, LLC                                       Delaware
CBL/Citadel II, LLC                                      Delaware
CBL/Columbia I, LLC                                      Delaware
CBL/Columbia II, LLC                                     Delaware
CBL/Columbia Place, LLC                                  Delaware
CBL/Conway Plaza, LLC                                    South Carolina

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------

CBL/Cosby Station, LLC                                   Georgia
CBL/County Park Plaza, LLC                               Alabama
CBL/Devonshire Place, LLC                                North Carolina
CBL/East Ridge Crossing, LLC                             Tennessee
CBL/Eastgate I, LLC                                      Delaware
CBL/Eastgate II, LLC                                     Delaware
CBL/Fayette I, LLC                                       Delaware
CBL/Fayette II, LLC                                      Delaware
CBL/Fifty-Eight Crossing, LLC                            Tennessee
CBL/Foothills Plaza Partnership                          Tennessee
CBL/Garden City Plaza, LLC                               Kansas
CBL/GP Cary, Inc.                                        North Carolina
CBL/GP I, Inc.                                           Tennessee
CBL/GP II, Inc.                                          Wyoming
CBL/GP III, Inc.                                         Mississippi
CBL/GP V, Inc.                                           Tennessee
CBL/GP VI, Inc.                                          Tennessee
CBL/GP, Inc.                                             Wyoming
CBL/Greenport Towne Center, LLC                          New York
CBL/Hampton Plaza, LLC                                   Florida
CBL/Henderson Square, LLC                                North Carolina
CBL/Huntsville, LLC                                      Delaware
CBL/Imperial Valley GP, LLC                              California
CBL/J I, LLC                                             Delaware
CBL/J II, LLC                                            Delaware
CBL/Jasper Square, LLC                                   Alabama
CBL/Jefferson I, LLC                                     Delaware
CBL/Jefferson II, LLC                                    Delaware
CBL/Karnes Corner Limited Partnership                    Tennessee
CBL/Kentucky Oaks, LLC                                   Delaware
CBL/Lady's Island, LLC                                   South Carolina
CBL/Longview Crossing, LLC                               North Carolina
CBL/Low Limited Partnership                              Wyoming
CBL/Lunenburg Crossing, LLC                              Massachusetts
CBL/Madison I, LLC                                       Delaware
CBL/Madison I, LLC                                       Delaware
CBL/Marketplace at Flower Mound, LLC                     Texas
CBL/Midland I, LLC                                       Delaware
CBL/Midland II, LLC                                      Delaware
CBL/MSC II, LLC                                          South Carolina
CBL/MSC, LLC                                             South Carolina
CBL/Nashua Limited Partnership                           New Hampshire
CBL/North Haven Crossing, LLC                            Connecticut
CBL/North Haven, Inc.                                    Connecticut

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------

CBL/Northridge Plaza, LLC                                South Carolina
CBL/Northwoods I, LLC                                    Delaware
CBL/Northwoods II, LLC                                   Delaware
CBL/Northwoods Plaza, LLC                                North Carolina
CBL/Old Hickory I, LLC                                   Delaware
CBL/Old Hickory II, LLC                                  Delaware
CBL/Parkdale Crossing GP, LLC                            Delaware
CBL/Parkdale Crossing, L.P.                              Texas
CBL/Parkdale Mall GP, LLC                                Delaware
CBL/Parkdale Mall, L.P.                                  Texas
CBL/Parkdale, LLC                                        Texas
CBL/Perimeter Place Limited Partnership                  Tennessee
CBL/Plant City Limited Partnership                       Florida
CBL/Plantation Plaza, L.P.                               Virginia
CBL/Rawlinson Place Limited Partnership                  Tennessee
CBL/Regency I, LLC                                       Delaware
CBL/Regency II, LLC                                      Delaware
CBL/Richland G.P., LLC                                   Texas
CBL/Richland Mall, L.P.                                  Texas
CBL/Springs Crossing Limited Partnership                 Tennessee
CBL/Statesboro Square, LLC                               Georgia
CBL/Stone East Plaza, LLC                                Tennessee
CBL/Stroud, Inc.                                         Pennsylvania
CBL/Suburban, Inc.                                       Tennessee
CBL/Sunrise Commons GP, LLC                              Delaware
CBL/Sunrise Commons, L.P.                                Texas
CBL/Sunrise GP, LLC                                      Delaware
CBL/Sunrise Land, LLC                                    Texas
CBL/Sunrise Mall, L.P.                                   Texas
CBL/Sunrise XS Land, L.P.                                Texas
CBL/Tampa Keystone Limited Partnership                   Florida
CBL/Towne Mall I, LLC                                    Delaware
CBL/Towne Mall II, LLC                                   Delaware
CBL/Uvalde, Ltd.                                         Texas
CBL/Valley Commons, LLC                                  Virginia
CBL/Valley Crossing, LLC                                 North Carolina
CBL/Wausau I, LLC                                        Delaware
CBL/Wausau II, LLC                                       Delaware
CBL/Wausau III, LLC                                      Delaware
CBL/Wausau IV, LLC                                       Delaware
CBL/Westmoreland Ground, LLC                             Pennsylvania
CBL/Westmoreland I, LLC                                  Pennsylvania
CBL/Westmoreland II, LLC                                 Pennsylvania
CBL/Westmoreland, L.P.                                   Pennsylvania

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------

CBL/Weston I, LLC                                        Delaware
CBL/Weston II, LLC                                       Delaware
CBL/Windsor, LLC                                         Colorado
CBL/York, Inc.                                           Pennsylvania
Charleston Joint Venture                                 Ohio
Charter Oak Marketplace, LLC                             Connecticut
Chester Square Limited Partnership                       Virginia
Chesterfield Crossing, LLC                               Virginia
Cobblestone Village at Royal Palm Beach, LLC             Florida
College Station Partners, Ltd.                           Texas
Columbia Joint Venture                                   Ohio
Coolsprings Crossing Limited Partnership                 Tennessee
Cortlandt Town Center Limited Partnership                New York
Cortlandt Town Center, Inc.                              New York
Courtyard at Hickory Hollow Limited Partnership          Delaware
Creekwood Gateway, LLC                                   Florida
Cross Creek Mall, LLC                                    North Carolina
Crossville Associates Limited Partnership                Tennessee
CV at North Columbus, LLC                                Georgia
Development Options, Inc.                                Wyoming
Development Options/Cobblestone, LLC                     Florida
East Towne Crossing Limited Partnership                  Tennessee
Eastgate Company                                         Ohio
Eastridge, LLC                                           North Carolina
ERMC II, L.P.                                            Tennessee
ERMC III, L.P.                                           Tennessee
ERMC IV, LP                                              Tennessee
ERMC V, L.P.                                             Tennessee
Fayette Development Property, LLC                        Kentucky
Foothills Mall Associates, LP                            Tennessee
Foothills Mall, Inc.                                     Tennessee
Frontier Mall Associates Limited Partnership             Wyoming
Galileo America, LLC                                     Delaware
Georgia Square Associates, Ltd.                          Georgia
Georgia Square Partnership                               Georgia
Governor's Square Company IB                             Ohio
Governor's Square Company                                Ohio
Gunbarrel Commons, LLC                                   Tennessee
Harford Mall Business Trust                              Maryland
Henderson Square Limited Partnership                     North Carolina
Hickory Hollow Courtyard, Inc.                           Delaware
Hickory Hollow Mall Limited Partnership                  Delaware
Hickory Hollow Mall, Inc.                                Delaware
High Point Development Limited Partnership               North Carolina

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------

High Point Development Limited Partnership II            North Carolina
Houston Willowbrook LLC                                  Texas
Imperial Valley Mall, L.P.                               California
Janesville Mall Limited Partnership                      Wisconsin
Janesville Wisconsin, Inc.                               Wisconsin
Jarnigan Road II, LLC                                    Delaware
Jarnigan Road Limited Partnership                        Tennessee
Jefferson Mall Company                                   Ohio
Jefferson Mall Company II, LLC                           Delaware
JG Randolph II, LLC                                      Delaware
JG Randolph, LLC                                         Ohio
JG Saginaw II, LLC                                       Delaware
JG Saginaw, LLC                                          Ohio
JG Winston-Salem, LLC                                    Ohio
Kentucky Oaks Mall Company                               Ohio
LaGrange Commons Limited Partnership                     New York
Lakeshore/Sebring Limited Partnership                    Florida
LeaseCo, Inc.                                            New York
Lebcon Associates                                        Tennessee
Lebcon I, Ltd.                                           Tennessee
Lee Partners                                             Tennessee
Lexington Joint Venture                                  Ohio
Madison Joint Venture                                    Ohio
Madison Plaza Associates, Ltd.                           Alabama
Madison Square Associates, Ltd.                          Alabama
Mall of South Carolina Limited Partnership               South Carolina
Mall of South Carolina Outparcel Limited Partnership     South Carolina
Mall Shopping Center Company, L.P.                       Texas
Maryville Department Stores Associates                   Tennessee
Maryville Partners, L.P.                                 Tennessee
Massard Crossing Limited Partnership                     Arkansas
Meridian Mall Company, Inc.                              Michigan
Meridian Mall Limited Partnership                        Michigan
Midland Joint Venture                                    Michigan
Montgomery Partners, L.P.                                Tennessee
Mortgage Holdings, LLC                                   Delaware
NewLease Corp.                                           Tennessee
North Charleston Joint Venture                           Ohio
North Charleston Joint Venture II, LLC                   Delaware
Oak Ridge Associates Limited Partnership                 Tennessee
Old Hickory Mall Venture                                 Tennessee
Old Hickory Mall Venture II, LLC                         Delaware
Panama City Mall, LLC                                    Delaware
Panama City Peripheral, LLC                              Florida

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------

Park Village Limited Partnership                         Florida
Parkdale Crossing GP, Inc.                               Texas
Parkdale Crossing Limited Partnership                    Texas
Parkdale Mall Associates                                 Texas
Parkway Place Limited Parntership                        Alabama
Parkway Place, Inc.                                      Alabama
Post Oak Mall Associates Limited Partnership             Texas
PPG Venture I, LP                                        Delaware
Property Taxperts, LLC                                   Nevada
Racine Joint Venture                                     Ohio
Racine Joint Venture II, LLC                             Delaware
RC Jacksonville, LC                                      Florida
RC Strawbridge Limited Partnership                       Virginia
River Ridge Mall, LLC                                    Virginia
Rivergate Mall Limited Partnership                       Delaware
Rivergate Mall, Inc.                                     Delaware
Salem Crossing Limited Partnership                       Virginia
Sand Lake Corners Limited Partnership                    Florida
Sand Lake Corners, LC                                    Florida
Seacoast Shopping Center Limited Partnership             New Hampshire
Shopping Center Finance Corp.                            Wyoming
Southaven Towne Center, LLC                              Mississippi
Southpark Mall, LLC                                      Virginia
Springdale/Mobile GP II, Inc.                            Alabama
Springdale/Mobile GP, Inc.                               Alabama
Springdale/Mobile Limited Partnership                    Alabama
Springdale/Mobile Limited Partnership II                 Alabama
St. Clair Square GP, Inc.                                Illinois
St. Clair Square Limited Partnership                     Illinois
Sterling Creek Commons Limited Partnership               Virginia
Stoney Brook Landing LLC                                 Kentucky
Stroud Mall LLC                                          Pennsylvania
Sutton Plaza GP, Inc.                                    New Jersey
Sutton Plaza Limited Partnership                         New Jersey
The Galleria Associates, L.P.                            Tennessee
The Lakes Mall, LLC                                      Michigan
The Landing at Arbor Place II, LLC                       Delaware
The Marketplace at Mill Creek, LLC                       Georgia
The Shoppes at Hamilton Place, LLC                       Tennessee
Towne Mall Company                                       Ohio
Turtle Creek Limited Partnership                         Mississippi
Twin Peaks Mall Associates, Ltd.                         Colorado
Valley View Mall, LLC                                    Virginia
Vicksburg Mall Associates, Ltd.                          Mississippi

                                                                STATE OF
                                                             INCORPORATION OR
SUBSIDIARY                                                      FORMATION
----------------------------------------------------    -----------------------

Village at Rivergate Limited Partnership                 Delaware
Village at Rivergate, Inc.                               Delaware
Walnut Square Associates Limited Partnership             Wyoming
Waterford Commons of CT II, LLC                          Delaware
Waterford Commons of CT III, LLC                         Connecticut
Waterford Commons of CT, LLC                             Delaware
Wausau Joint Venture                                     Ohio
Westgate Crossing Limited Partnership                    North Carolina
Westgate Mall II, LLC                                    Delaware
Westgate Mall Limited Partnership                        South Carolina
Weston Management Company Limited Partnership            Delaware
Wilkes-Barre Marketplace GP, LLC                         Pennsylvania
Wilkes-Barre Marketplace I, LLC                          Pennsylvania
Wilkes-Barre Marketplace, L.P.                           Pennsylvania
Willowbrook Plaza Limited Partnership                    Maine
York Galleria Limited Partnership                        Virginia

                                                                    Exhibit 23


                         INDEPENDENT AUDITORS' CONSENT




We consent to the incorporation by reference in Registration Statements Nos. 33-73376, 333-04295, 333-41768, and 333-88914 on Form S-8 and Registration
Statements Nos. 33-62830, 333-90395, 333-47041, and 333-97831 on Form S-3 of CBL
& Associates Properties, Inc. of our report dated February 27, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the impact of the adoption of Statement of Financial Accounting Standard No.144), appearing in this Annual Report on Form 10-K of CBL & Associates Properties, Inc. for the year ended December 31, 2003.



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 15, 2004

                                                                 Exhibit 24
                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz and each of them, with full power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report of CBL & Associates Properties, Inc. on Form 10-K for the fiscal year ended December 31, 2003, including one or more amendments to such Form 10-K, which amendments may make such changes as such person deems appropriate, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary fully to all intents and purposes as he might or could do in person thereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         IN WITNESS WHEREOF, the undersigned has executed this Power-of-Attorney on the date set opposite his respective name.

            Signature                                    Title                                Date


  /s/ Charles B. Lebovitz             Chairman of the Board, and Chief Executive          February 3, 2004
------------------------------        Officer (Principal Executive Officer)
Charles B. Lebovitz

  /s/ John N. Foy                     Vice Chairman of the Board, Chief Financial         February 3, 2004
------------------------------        Officer and Treasurer (Principal Financial
John N. Foy                           Officer and Principal Accounting Officer)

  /s/ Stephen D. Lebovitz             Director, President and Secretary                   February 3, 2004
------------------------------
Stephen D. Lebovitz


  /s/ Claude M. Ballard               Director                                            February 3, 2004
------------------------------
Claude M. Ballard


  /s/ Gary L. Bryenton                Director                                            February 3, 2004
------------------------------
Gary L. Bryenton


  /s/ Martin J. Cleary                Director                                            February 3, 2004
------------------------------
Martin J. Cleary


  /s/ Leo Fields                      Director                                            February 3, 2004
-----------------------------
Leo Fields


  /s/ William J. Poorvu               Director                                            February 3, 2004
-----------------------------
William J. Poorvu


  /s/ Winston W. Walker               Director                                            February 3, 2004
-----------------------------
Winston W. Walker

                                                                   Exhibit 31.1