Form 10-K/A
period 2003-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2004-03-23
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           FORM 10-K/A AMENDMENT No. 1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |_|


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is being filed for the sole purposes of (1) revising the presentation and providing additional detail to the last page of Schedule III to the financial statements on pages 94 and 95 so that the totals can be more easily reconciled to the totals per the consolidated balance sheet, (2) correcting a typographical error in footnote (A) of Schedule III on page 95 to change the word "owned" to "opened", (3) correcting the number of expiring leases for certain years in the Mall Lease Expirations table on page 16 - changed from 234 to 671 for 2005; changed from 172 to 719 for 2006; changed from 151 to 608 for 2007 and changed from 211 to 362 for 2010. All other information in the Mall Lease Expirations table on page 16 remains unchanged. 4)correcting a typographical error on page 36 to change the 2003 weighted average interest rate for construction loans from 0.00% to 2.94% and (5) correcting the maturity dates for the line item Other in Schedule IV to the financial statements on page 97 by changing Feb-01-Sep-03 to Jan-04-Jan-19. All other information in the original filing of Form 10-K remains unchanged.

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


     The following terms used in this annual report on Form 10-K/A will have the meanings described below:


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

AVAILABLE INFORMATION


     Additional information about the Company can be found on the Company's web site at www.cblproperties.com. Electronic copies of the Company's Annual Report on Form 10-K/A, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the "investor relations" section of the web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not, be considered to be a part of this Form 10-K/A.



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

Mall Lease Expirations

     The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2003:

                                                  Approximate                     Expiring       Expiring
                                                  Mall Store                     Leases as %    Leases as a
                    Number of                       GLA of                        of Total      % of Total
  Year Ending        Leases        Annualized      Expiring     Base Rent Per    Annualized     Leased Mall
  December 31,      Expiring     Base Rent (1)      Leases       Square Foot      Base Rent      Store GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
         2004           787       $34,498,000      1,626,000         $21.22          10.8%          12.4%
         2005           671        38,130,000      1,709,000          22.31          12.0%          13.0%
         2006           719        39,603,000      1,605,000          24.67          12.4%          12.2%
         2007           608        38,018,000      1,599,000          23.78          11.9%          12.2%
         2008           563        36,217,000      1,543,000          23.48          11.4%          11.8%
         2009           414        26,788,000      1,126,000          23.79           8.4%           8.6%
         2010           362        24,497,000        901,000          27.19           7.7%           6.9%
         2011           377        28,931,000      1,051,000          27.54           9.1%           8.0%
         2012           336        24,069,000        832,000          28.94           7.5%           6.3%
         2013           268        20,233,000        827,000          24.47           6.3%           6.3%

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

                                                                                                                      Weighted
                                                                       Minority      Unconsolidated                    Average
                                                    Consolidated       Interests        Affiliates       Total      Interest Rate(1)
                                                   --------------- ----------------- --------------- -------------- ----------------
DECEMBER 31, 2003:

Fixed-rate debt:
     Non-recourse loans on operating properties         $2,256,544     $ (19,577)        $   57,985    $2,294,952         6.64%
                                                   --------------- ----------------- --------------- -------------- ----------------
Variable-rate debt:
     Recourse term loans on operating properties           105,558            --             30,335       135,893         2.73%

     Construction loans                                         --            --             46,801        46,801         2.94%

     Lines of credit                                       376,000            --                 --       376,000         2.23%
                                                   --------------- ----------------- --------------- -------------- ----------------
     Total variable-rate debt                              481,558            --             77,136       558,694         2.39%
                                                   --------------- ----------------- --------------- -------------- ----------------
Total                                                   $2,738,102     $ (19,577)        $  135,121    $2,853,646         5.81%
                                                   =============== ================= =============== ============== ================


DECEMBER 31, 2002:

Fixed-rate debt:
     Non-recourse loans on operating properties         $1,867,915     $ (20,127)        $   38,269    $1,886,057         7.19%
                                                   --------------- ----------------- --------------- -------------- ----------------
Variable-rate debt:
     Recourse term loans on operating properties           290,954            --             28,228       319,182         3.89%
     Construction loans                                     21,935        (1,795)                --        20,140         3.08%
     Lines of credit                                       221,275            --                 --       221,275         2.69%
                                                   --------------- ----------------- --------------- -------------- ----------------
     Total variable-rate debt                              534,164        (1,795)            28,228       560,597         3.39%
                                                   --------------- ----------------- --------------- -------------- ----------------
Total                                                   $2,402,079     $ (21,922)        $   66,497    $2,446,654         6.31%
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

Dated: March 23, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                Date


     /s/ Charles B. Lebovitz          Chairman of the Board, and Chief Executive            March 23, 2004
-----------------------------
  Charles B. Lebovitz                 Officer (Principal Executive Officer)

    /s/ John N. Foy                   Vice Chairman of the Board, Chief Financial           March 23, 2004
-----------------------------
       John N. Foy                    Officer and Treasurer (Principal Financial

                                      Officer and Principal Accounting Officer)


 /s/ Stephen D. Lebovitz*             Director, President and Secretary                     March 23, 2004
-----------------------------
     Stephen D. Lebovitz


/s/ Claude M. Ballard*                Director                                              March 23, 2004
-----------------------------
   Claude M. Ballard


       /s/ Leo Fields*                Director                                              March 23, 2004
-----------------------------
        Leo Fields


    /s/ William J. Poorvu*            Director                                              March 23, 2004
-----------------------------
   William J. Poorvu


/s/ Winston W. Walker*                Director                                              March 23, 2004
-----------------------------
     Winston W. Walker


 /s/ Gary L. Bryenton*                Director                                              March 23, 2004
-----------------------------
      Gary L. Bryenton


 /s/ Martin J. Cleary*                Director                                              March 23, 2004
-----------------------------
     Martin J. Cleary


*By:_/s/ Charles B. Lebovitz          Attorney-in-Fact                                      March 23, 2004
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
                                                  =====================================================

                                                                                                                       SCHEDULE III

                                                                           CBL & ASSOCIATES PROPERTIES, INC.
                                                                    REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                                                                                 At December 31, 2003
                                                                                     (In thousands)


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------
MALLS:
Arbor Place          $79,570    $7,637  $95,330           $11,360    $       -   7,637 $106,690  $114,327   $18,736    1998-1999
   Douglasville, GA

Asheville Mall        69,541     7,139   58,747            27,636        (805)   6,334   86,383    92,717    11,533         1998
  Asheville, NC

Bonita Lakes Mall     27,178     4,924   31,933             4,927        (985)   4,924   35,875    40,799     7,773         1997
  Meridian, MS

Brookfield Square     71,742     8,646   78,703             1,200            -   8,646   79,903    88,549     6,033         2001
  Brookfield, WI

Burnsville Center     70,923    12,804   69,167            22,525            -  12,804   91,692   104,496    13,338         1998
  Burnsville,  MN

Sunrise Mall          40,000    11,156   59,047                22            -  11,156   59,069    70,225     1,527         2003
  Brownsville, TX

Cary Towne Center     88,310    23,688   74,432             7,937            -  23,688   82,369   106,057     6,047         2001
  Cary, NC

Cherryvale Mall       45,727    11,892   63,973             3,049      (1,667)  10,225   67,022    77,247     4,935         2001
  Rockford, IL

Citadel Mall          31,767    11,443   44,008             2,019            -  11,443   46,027    57,470     3,454         2001
  Charleston, SC

Cross Creek Mall      73,975    18,717  101,983                13            -  18,717  101,996   120,713     1,097         2003
  Fayetteville, NC

College Square        12,301     2,954   17,787            10,454         (27)   2,927   28,241    31,168     9,298    1987-1988
  Morristown, TN

Columbia Place        33,839     9,645   52,348             1,049        (423)   9,222   53,397    62,619     3,364         2002
  Columbia, SC


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Coolsprings Galleria  60,322    13,527   86,755            25,932            -  13,527  112,687   126,214    33,367    1989-1991
  Nashville, TN

East Towne Mall       27,791     4,496   63,867            11,790            -   4,496   75,657    80,153     4,730         2002
  Madison, WI

Eastgate Mall         41,125    13,046   44,949            20,320            -  13,046   65,269    78,315     3,712         2001
  Cincinnati, OH

Fashion Square        60,923    15,218   64,971             6,071            -  15,218   71,042    86,260     5,324         2001
  Saginaw, MI

Fayette Mall         104,020    20,707   84,267               816            -  20,707   85,083   105,790     6,411         2001
  Lexington, KY

Frontier Mall(E)          --     2,681   15,858            10,639            -   2,681   26,497    29,178    10,722    1984-1985
  Cheyenne, WY

Foothills Mall             0     4,536   14,901             5,582            -   4,536   20,483    25,019     7,050         1996
  Maryville, TN

Georgia Square  (E)       --     2,982   31,071            11,555         (23)   2,959   42,626    45,585    16,777         1982
  Athens, GA

Hamilton  Place       65,448     2,880   42,211            17,387        (441)   2,439   59,598    62,037    20,449    1986-1987
  Chattanooga, TN

Hanes Mall           111,515    17,176  133,376            23,086        (741)  17,254  155,643   172,897    10,678         2001
  Winston-Salem, NC

Harford Mall              --     8,699   45,704                 -            -   8,699   45,704    54,403         0         2003
  Bel Air, MD

Hickory Hollow Mall   89,500    13,813  111,431            15,402            -  13,813  126,833   140,646    16,591         1998
  Nashville,  TN

JCPenney(E)                -         -    2,650                 -            -       -    2,650     2,650     1,281         1983
  Maryville, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Janesville Mall       14,255     8,074   26,009             1,292            -   8,074   27,301    35,375     4,342         1998
  Janesville,  WI

Jefferson Mall        44,325    13,125   40,234            10,948            -  13,125   51,182    64,307     3,267         2001
  Louisville, KY

The Lakes Mall(E)       ----     3,328   42,366             5,232            -   3,328   47,598    50,926     4,879    2000-2001
  Muskegon, MI

Lakeshore Mall(E)       ----     1,443   28,819             3,962        (169)   1,274   32,781    34,055     9,371    1991-1992
  Sebring, FL

Madison Square (E)      ----    17,596   39,186             2,304            -  17,596   41,490    59,086     3,060         1984
  Huntsville, AL

Meridian Mall         95,479       529  103,678            54,197            0   2,232  156,172   158,404    18,630         1998
  Lansing,  MI

Midland Mall          30,000    10,321   29,429             3,563            -  10,321   32,992    43,313     2,311         2001
  Midland, MI

Northwoods Mall       63,461    14,867   49,647             2,984            -  14,867   52,631    67,498     3,771         2001
  Charleston, SC

Oak Hollow Mall       45,960     4,344   52,904             3,091            -   4,344   55,995    60,339    14,226    1994-1995
  High Point, NC

Old Hickory Mall      35,148    15,527   29,413             2,399            -  15,527   31,812    47,339     2,257         2001
  Jackson, TN

Panama City Mall      40,144     9,017   37,454               940            -   9,028   38,383    47,411     1,572         2002
  Panama City, FL

Parkdale Mall         56,712    20,723   47,390            24,343            -  20,723   71,733    92,456     4,004         2001
  Beaumont, TX

Pemberton Square(E)     ----     1,191   14,305             1,271        (947)     244   15,576    15,820     6,202         1986
  Vicksburg, MS


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Post Oak Mall (E)       ----     3,936   48,948            (6,456)       (327)   3,609   42,492    46,101    11,609         1982
  College Station, TX

Randolph Mall         15,328     4,547   13,927             5,731            -   4,547   19,658    24,205     1,128         2001
  Asheboro, NC

Regency Mall          34,757     3,384   36,839             4,286            -   3,884   40,625    44,509     3,023         2001
  Racine, WI

Richland Mall             --     9,874   35,238             1,336            -   9,887   36,561    46,448     1,579         2002
  Waco, TX

Rivergate Mall        72,333    17,896   86,767            15,552            -  17,896  102,319   120,215    14,577         1998
  Nashville,  TN

River Ridge Mall      24,978     4,824   59,052                 -            -   4,824   59,052    63,876       557         2003
 Lynchburg, VA

Southpark Mall        47,695     9,501   73,262                 -            -   9,501   73,262    82,763         0         2003
 Colonial Heights, VA

Stroud Mall           31,794    14,711   23,936             7,802            -  14,711   31,738    46,449     4,142         1998
  Stroudsburg,  PA

St. Clair Square      68,892    11,027   75,620            21,260            -  11,027   96,880   107,907    14,972         1996
  Fairview Heights,
  IL

Towne Mall(E)             --     3,101   17,033               691            -   3,101   17,724    20,825     1,393         2001
  Franklin, OH

Turtle Creek Mall     31,082     2,345   26,418             7,084            -   3,535   32,312    35,847    10,778    1993-1995
  Hattiesburg, MS

Twin Peaks Mall(E)        --     1,874   22,022            16,058         (46)   1,828   38,080    39,908    15,004         1984
  Longmont, CO


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Valley View Mall      54,396    15,985   77,771                 -            -  15,985   77,771    93,756       918         2003
 Roanoke, VA

Walnut Square (E)        486        50   15,138             5,437            -      50   20,575    20,625     9,677         1981
  Dalton, GA

Wausau Center         13,621     5,231   24,705             6,677       (5,231)      -   31,382    31,382     2,282         2001
  Wausau, WI

West Towne Mall       42,966     9,545   83,084            11,276            -   9,545   94,360   103,905     6,430         2002
  Madison, WI

Westgate Mall         55,063     2,149   23,257            42,560        (432)   1,742   65,792    67,534    14,918         1995
  Spartanburg, SC

Westmoreland Mall     83,703     4,621   84,215             1,817            -   4,621   86,032    90,653     2,143         2002
  Greensburg, PA

York Galleria         50,875     5,757   63,316             2,844            -   5,757   66,160    71,917     7,823         1995
  York, PA

ASSOCIATED CENTERS

Bonita Lakes Crossing  8,516       794    4,786             8,191            -     794   12,977    13,771     1,904         1997
  Meridian, MS

Coolsprings Crossing(E) ----     2,803   14,985             2,803            -   3,554   17,037    20,591     5,082    1991-1993
  Nashville, TN

Courtyard at
Hickory Hollow         4,167     3,314    2,771               420            -   3,314    3,191     6,505       399         1998
  Nashville,  TN

Eastgate Crossing     10,393       707    2,424               854            -     707    3,278     3,985       180         2001
  Cincinnati, OH

Foothills Plaza  (E)    ----       132    2,132               618            -     148    2,734     2,882     1,301    1984-1988
  Maryville, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Foothills Plaza
  Expansion             ----       137    1,960               241            -     141    2,197     2,338       798    1984-1988
  Maryville, TN

Frontier Square(E)      ----       346      684               208         (86)     260      892     1,152       347         1985
  Cheyenne, WY

General Cinema(E)       ----       100    1,082               177            -     100    1,259     1,359       700         1984
  Athens, GA

Gunbarrel Pointe(E)     ----     4,170   10,874               236            -   4,170   11,110    15,280       939         2000
  Chattanooga, TN

Hamilton Corner        2,503       960    3,670             1,179        (226)     734    4,849     5,583     1,614    1986-1987
  Chattanooga, TN

Hamilton Crossing       ----     4,014    5,906               512       (1,370)  2,644    6,418     9,062     2,416         1987
  Chattanooga, TN

Hamilton Place
  Outparcel             ----       322      408                63            -     322      471       793        69         1998
  Chattanooga, TN

Harford Annex             --     2,854    9,718                 -            -   2,854    9,718    12,572         0         2003
  Bel Air, MD

The Landing at Arbor
  Place                8,982     4,993   14,330               521            -   4,993   14,851    19,844     2,227    1998-1999
  Douglasville, GA

Madison Plaza(E)        ----       473    2,888             1,023            -     473    3,911     4,384     1,453         1984
  Huntsville, AL

Parkdale Crossing      8,954     2,994    7,408             1,892            -   2,994    9,300    12,294       216         2002
  Beaumont, TX

The Shoppes At
  Hamilton Place           -     4,894   11,700                 -            -   4,894   11,700    16,594       195         2003
  Chattanooga, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------

Sunrise Commons(E)        --       911    7,525                 3            -     911    7,528     8,439       125         2003
  Brownsville, TX

The Terrace                -     4,166    9,929                10            -   4,166    9,939    14,105     1,696         1997
  Chattanooga, TN

Village at Rivergate   3,417     2,641    2,808               744            -   2,641    3,552     6,193       456         1998
  Nashville,  TN

West Towne Crossing        -     1,151    2,955                 -            -   1,151    2,955     4,106       178         1998
  Madison, WI

Westgate Crossing      9,659     1,082    3,422             6,320            -   1,082    9,742    10,824     2,349         1997
  Spartanburg, SC

Westmoreland South         -     2,898   21,167                31            -   2,898   21,198    24,096       529         2002
  Greensburg, PA


COMMUNITY CENTERS

BJ's Wholesale         2,578       170    4,735                13            -     170    4,748     4,918     1,462         1991
  Portland, ME

CBL Center            14,763       140   24,675               180            -     140   24,855    24,995     2,468         2001
  Chattanooga, TN

Cedar Springs
  Crossing              ----       206    1,845               166            -     206    2,011     2,217       741         1988
  Cedar Springs, MI

Northcreek Plaza        ----        97    1,201                52            -      97    1,253     1,350       366         1983
  Greenwood, SC

Oaks Crossing           ----       571    2,885            (1,417)           -     655    1,384     2,039       514         1988
  Otsego, MI

Keystone Crossing       ----       938    2,216                73        (113)     825    2,289     3,114       921         1989
  Tampa, FL



                                                                                   Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------
Sattler Square          ----       792    4,155             1,047         (87)     705    5,202     5,907     1,668    1988-1989
  Big Rapids, MI

Springdale Mall         ----    19,538    6,676            28,661            -  19,539   35,336    54,875     3,631         1997
  Mobile, AL

Uvalde Plaza             446       574    1,506                64        (255)     319    1,570     1,889       635         1987
  Uvalde, TX

Village at Wexford      ----       555    3,009               147            -     501    3,210     3,711     1,147    1989-1990
  Cadillac, MI

Village Square          ----       142    3,591             (233)            -     142    3,358     3,500     1,274    1989-1990
  Houghton Lake, MI

34th St Crossing        ----     1,102    2,743               172         (79)   1,023    2,915     3,938     1,037         1989
  St. Petersburg, FL



OTHER


High Point, NC - Land   ----      ----     ----             2,764          --      893    1,871     2,764       727         ----
Other (F)            376,000    15,790      408            (2,471)         --   13,319      408    13,727       775         ----
                  ----------   ------- ----------        ---------  --------- ------- --------- --------   --------
TOTALS            $2,709,348         $3,126,028                     $ (14,480)       $3,678,074            $467,614
                  ==========         ==========                     ===========      ==========            ========
                               $588,320                  $556,516             $578,310          $4,256,384
                               ========                  ========              ========          ==========

Developments in
         Progress         --       --        --                --           --      --       --    $59,096       --
                                                                                                 ==========

                                                                                   Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                 (D)
                                          Buildings      Costs                          Buildings              Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                 lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-              Depre-   ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)     ciation  Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   -------- ------------
ASSETS HELD FOR SALE:

Longview Crossing       ----      ----    1,308               446            -       -    1,754     1,754       548         1988
  Longview, NC

Springs Crossing        ----      ----    1,422               937            -       -    2,359     2,359       874         1987
  Hickory, NC

Stone East Plaza        ----       266    1,635               298         (49)     217    1,933     2,150       874         1987
  Kingsport, TN

Valley Crossing         ----     2,390    6,471             5,778         (37)   3,034   11,568    14,602     3,556         1988
  Hickory, NC

Willow Springs         2,871     2,917    6,107             5,244            -   2,917   11,351    14,268     2,755         1991
  Nashua, NH

Waterford Commons     25,883     7,731   30,121                 -            -   7,731   30,121    37,852        24         2003
  Waterford, CT

                  ----------         ----------                      --------        ----------            --------
        Total     $   28,754         $   47,064                      $    (86)       $   59,086            $  8,631
                  ==========         ==========          ========    =========       ==========            ========
                              $ 13,304                   $ 12,703             $ 13,899           $   72,985
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
                                                 =========================================================================

                                                                    SCHEDULE IV

                                        CBL & ASSOCIATES PROPERTIES, INC.
                                     MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
                                               AT DECEMBER 31, 2003

                                                  (In thousands)

                                                                                                       Principal
                                                                                                       Amount Of
                                                                                                        Mortgage
                                                                                                       Subject To
                                   Final     Monthly     Balloon                            Carrying   Delinquent
      Name Of        Interest     Maturity   Payment    Payment At             Face Amount  Amount Of  Principal
  Center/Location       Rate        Date    Amount(1)    Maturity  Prior Liens Of Mortgage  Mortgage  Or Interest
  ---------------    ---------    --------  ----------  ---------  ----------- ----------- ---------- -----------
  Bi-Lo South              9.50%   Aug-06      $   22      $  145          None  $ 1,480     $   615        $   -
     Cleveland, TN

  Gaston Square            7.50%   Jun-19          16           -          None    1,870       1,695            -
     Gastonia, NC

  Girvin Plaza             8.00%   Aug-04          19(4)    2,800          None    2,800       2,800            -
    Jacksonville, FL

  Inlet Crossing           7.50%   Jun-19          24           -          None    2,830       2,600            -
    Myrtle Beach, SC

  Olde Brainerd            9.50%   Dec-06           4(4)       14           Yes    2,542          14            -
    Centre
    Chattanooga, TN

  Park Place               2.30%   Apr-07          19       2,602          None    3,118       3,003            -
     Chattanooga, TN

  Park Village             8.25%   Jan-11           7           -           Yes    1,270         422            -
    Lakeland, FL

  Rhett at Remount         8.25%   May-04          13(4)    1,960           Yes    1,960       1,890            -
     Charleston, SC

  Rockingham               6.75%   Dec-04          56(4)   10,000          None   10,000      10,000            -
     Rockingham, NH

  Signal Hills Plaza       7.50%   Jun-19           5           -           Yes      650         584            -
    Statesville, NC

  Soddy Daisy Plaza        9.50%   Dec-06           4(4)       45           Yes    1,695          45            -
    Soddy Daisy, TN

  Wilkes-Barre             7.00%   Oct-22           -       3,885          None    3,885       3,885            -
       Township
       Marketplace(3)
    Wilkes-Barre
      Township, PA

  Other                3.4%-9.5%   Jan-04-        13       7,269                  8,985       8,616            -
                                   Jan-19

                                            ---------  ----------              --------   ----------
                                             $   145    $ 12,043                $43,085    $ 36,169         $  -
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