Form 10-Q
period 2004-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2004-05-10
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         COMMISSION FILE NO. 1-12494


                      CBL & ASSOCIATES PROPERTIES, INC.
           (Exact Name of registrant as specified in its charter)

          DELAWARE                                        62-1545718
 (State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 Number)

       2030 Hamilton Place Blvd., Suite 500, Chattanooga, TN 37421-6000
         (Address of principal executive office, including zip code)

      Registrant's telephone number, including area code  (423) 855-0001

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                    YES      |X|            NO       |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                    YES      |X|            NO       |_|

As of May 3, 2004, there were 30,724,176 shares of common stock, par value $0.01 per share, outstanding.

                       CBL & Associates Properties, Inc.

  PART I - FINANCIAL INFORMATION
  ITEM 1:  Financial Statements................................................3
           Consolidated Balance Sheets.........................................4
           Consolidated Statements of Operations...............................5
           Consolidated Statements of Cash Flows...............................6
           Notes to Unaudited Consolidated Financial Statements................7
  ITEM 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................14
  ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk.........27
  ITEM 4:  Controls and Procedures............................................27

  PART II - OTHER INFORMATION
  ITEM 1:  Legal Proceedings..................................................27
  ITEM 2:  Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities.....................................27
  ITEM 3:  Defaults Upon Senior Securities....................................27
  ITEM 4:  Submission of Matters to a Vote of Security Holders................28
  ITEM 5:  Other Information..................................................28
  ITEM 6:  Exhibits and Reports on Form 8-K...................................28

  SIGNATURE...................................................................29

                    CBL & Associates Properties, Inc.

ITEM 1: Financial Statements

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2004, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These  financial  statements  should  be read  in  conjunction  with  CBL &
Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

                       CBL & Associates Properties, Inc.

                          Consolidated Balance Sheets
                       (In thousands, except share data)
                                  (Unaudited)

                                                                         March 31,      December 31,
                                                                            2004            2003
                                                                      --------------   -------------
ASSETS
Real estate assets:
  Land..............................................................     $  583,053      $  578,310
  Buildings and improvements........................................      3,890,836       3,678,074
                                                                      --------------   -------------
                                                                          4,473,889       4,256,384
    Less accumulated depreciation...................................       (494,725)       (467,614)
                                                                      --------------   -------------
                                                                          3,979,164       3,788,770
  Real estate assets held for sale, net.............................         60,500          64,354
  Developments in progress..........................................         51,879          59,096
                                                                      --------------   -------------
    Net investment in real estate assets............................      4,091,543       3,912,220
Cash and cash equivalents...........................................         35,789          20,332
Cash in escrow......................................................             --          78,476
Receivables:
  Tenant, net of allowance for doubtful accounts of $3,237 in
     2004 and 2003..................................................         40,037          42,165
  Other.............................................................         11,438           3,033
Mortgage and other notes receivable.................................         27,506          36,169
Investments in unconsolidated affiliates............................         84,895          96,450
Other assets........................................................         77,296          75,465
                                                                      --------------   -------------
                                                                         $4,368,504      $4,264,310
                                                                      ==============   =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................     $2,813,356      $2,709,348
Mortgage notes payable on real estate assets held for sale..........          2,526          28,754
Accounts payable and accrued liabilities............................        160,289         161,477
                                                                      --------------   -------------
  Total liabilities.................................................      2,976,171       2,899,579
                                                                      --------------   -------------
Commitments and contingencies (Notes 2, 3 and 5)....................
Minority interests..................................................        540,483         527,431
                                                                      --------------   -------------
Commitments and contingencies (Note 9)..............................
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2004 and 2003..............             20              20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2004 and 2003................              5               5
  Common stock, $.01 par value, 95,000,000 shares authorized,
         30,662,593 and 30,323,476 shares issued and outstanding
         in 2004 and 2003, respectively.............................            307             303
  Additional paid - in capital......................................        824,106         817,613
  Deferred compensation.............................................         (1,511)         (1,607)
  Retained earnings.................................................         28,923          20,966
                                                                      --------------   -------------
    Total shareholders' equity......................................        851,850         837,300
                                                                      --------------   -------------
                                                                         $4,368,504      $4,264,310
                                                                      ==============   =============

The accompanying notes are an integral part of these balance sheets.

                      CBL & Associates Properties, Inc.

                    Consolidated Statements of Operations
                    (In thousands, except per share data)
                               (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                            --------------------------
                                                                               2004            2003
                                                                            ----------     -----------
REVENUES:
Minimum rents...........................................................    $ 109,051       $ 102,719
Percentage rents........................................................        6,696           6,327
Other rents.............................................................        2,786           2,029
Tenant reimbursements...................................................       48,198          47,851
Management, development and leasing fees................................        1,795           1,319
Other...................................................................        4,447           3,345
                                                                            ----------     -----------
  Total revenues........................................................      172,973         163,590
                                                                            ----------     -----------
EXPENSES:
Property operating......................................................       27,746          26,197
Depreciation and amortization...........................................       32,745          26,225
Real estate taxes.......................................................       13,193          13,949
Maintenance and repairs.................................................       10,285          10,527
General and administrative..............................................        8,233           6,353
Other...................................................................        3,032           2,341
                                                                            ----------     -----------
  Total expenses........................................................       95,234          85,592
                                                                            ----------     -----------
Income from operations..................................................       77,739          77,998
Interest income.........................................................          880             579
Interest expense........................................................      (40,445)        (36,956)
Gain on sales of real estate assets.....................................       19,825           1,104
Equity in earnings of unconsolidated affiliates.........................        2,864           1,757
Minority interest in earnings:
  Operating partnership.................................................      (25,034)        (20,637)
  Shopping center properties............................................       (1,248)           (540)
                                                                            ----------     -----------
Income before discontinued operations...................................       34,581          23,305
Operating income of discontinued operations.............................           29             228
(Loss) gain on discontinued operations..................................           (5)          2,935
                                                                            ----------     -----------
Net income..............................................................       34,605          26,468
Preferred dividends.....................................................       (4,416)         (3,692)
                                                                            ----------     -----------
Net income available to common shareholders.............................     $ 30,189        $ 22,776
                                                                            ==========     ===========
Basic per share data:
    Income before discontinued operations, net of preferred dividends...      $ 1.00          $  0.66
    Discontinued operations.............................................          --             0.11
                                                                            ----------     -----------
    Net income available to common shareholders.........................      $ 1.00          $  0.77
                                                                            ==========     ===========
    Weighted average common shares outstanding..........................      30,324           29,726
Diluted per share data:
    Income before discontinued operations, net of preferred dividends...      $ 0.96          $  0.64
    Discontinued operations.............................................          --             0.10
                                                                            ----------     -----------
    Net income available to common shareholders.........................      $ 0.96          $  0.74
                                                                            ==========     ===========
Weighted average common and potential dilutive common shares
         outstanding....................................................      31,567           30,803

The accompanying notes are an integral part of these statements.

                      CBL & Associates Properties, Inc.

                     Consolidated Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                        ---------------------------
                                                                                          2004              2003
                                                                                        ----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $34,605           $26,468
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................            22,874            20,132
  Amortization ...............................................................            11,625             7,246
  Amortization of debt premiums...............................................              (932)               --
  Gain on sales of real estate assets.........................................           (19,825)           (1,104)
  Gain on discontinued operations.............................................                --            (2,935)
  Issuance of stock under incentive plan......................................               999             1,129
  Write-off of development projects...........................................               441                (8)
  Accrual of deferred compensation............................................               119                89
  Amortization of deferred compensation.......................................                93                --
  Equity in earnings in excess of distributions from unconsolidated affiliates                --            (1,046)
  Minority interest in earnings...............................................            26,282            21,177
  Amortization of above and below market leases...............................              (603)              (50)
Changes in:
  Tenant and other receivables................................................            (5,207)           (2,575)
  Other assets................................................................            (1,830)            1,266
  Accounts payable and accrued liabilities....................................            10,107           (11,279)
                                                                                        ----------        ---------
          Net cash provided by operating activities...........................            78,748            58,510
                                                                                        ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate assets and other assets.......................          (113,800)               --
    Additions to real estate assets...........................................           (18,960)          (22,525)
    Other capital expenditures................................................           (11,892)          (27,570)
    Capitalized interest......................................................            (1,001)           (1,186)
    Additions to other assets.................................................              (983)             (419)
    Reduction of cash in escrow ..............................................            78,476                --
    Proceeds from sales of real estate assets.................................            93,664             9,508
    Payments received on mortgage notes receivable............................             8,663               170
    Additional investments in and advances to unconsolidated affiliates.......            (7,356)           (6,917)
    Distributions in excess of equity in earnings of unconsolidated affiliates             8,039                --
    Purchase of minority interest in the operating partnership................            (4,030)               --
                                                                                        ----------        ---------
          Net cash provided by (used in) investing activities.................            30,820           (48,939)
                                                                                        ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................            58,000           164,347
    Principal payments on mortgage and other notes payable....................          (113,003)         (122,944)
    Additions to deferred financing costs.....................................              (824)           (2,399)
    Proceeds from issuance of common stock....................................               147             1,011
    Proceeds from exercise of stock options...................................             6,891               769
    Distributions to minority interests.......................................           (18,922)          (17,511)
    Dividends paid............................................................           (26,400)          (23,210)
                                                                                        ----------        ---------
          Net cash (used in) provided by financing activities.................           (94,111)               63
                                                                                        ----------        ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................            15,457             9,634
CASH AND CASH EQUIVALENTS, beginning of period                                            20,332            13,355
                                                                                        ----------        ---------
CASH AND CASH EQUIVALENTS, end of period......................................           $35,789           $22,989
                                                                                        ==========        =========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................           $39,168           $36,575
                                                                                        ==========        =========

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

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At March 31, 2004, the Operating Partnership owned controlling interests in 58 regional malls, 23 associated centers (each adjacent to a regional shopping mall), 14 community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in five regional malls, one associated center and 45 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had one mall, which is owned in a joint venture, three mall expansions and one community center under construction at March 31, 2004. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2004, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.7% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.2% limited partnership interest for a combined interest held by CBL of 54.9%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired Jacobs' interests in 23 properties in January 2001. At March 31, 2004, CBL's Predecessor owned a 15.7% limited partnership interest, Jacobs owned a 21.4% limited partnership interest and third parties owned an 8.0% limited partnership interest in the Operating Partnership. CBL's Predecessor also owned 2.5 million shares of CBL's common stock at March 31, 2004, for a combined total interest of 20.3% in the Operating Partnership. The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). During March 2004, the Operating Partnership acquired the 94% of the Management Company's common stock that was owned by individuals who are directors and/or officers of CBL, resulting in the Operating Partnership owning 100% of the Management Company's common stock. The Operating Partnership paid $75 for the 94% of common stock, which was equal to the initial capital contribution of the individuals that owned the interest. The Operating Partnership continues to own 100% of the Management Company's preferred stock. As a result, the Company continues to consolidate the Management Company.

         CBL, the Operating Partnership and the Management Company are collectively referred to herein as "the Company".

Note 2 - Investments In Unconsolidated Affiliates

     At March 31, 2004, the Company had investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                                       Company's
Joint Venture                               Property Name                               Interest
------------------------------------------------------------------------------------------------------
Governor's Square IB                        Governor's Plaza                            50.0%
Governor's Square Company                   Governor's Square                           47.5%
Imperial Valley Mall L.P.                   Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company                  Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.                 Coastal Grand                               50.0%
Mall of South Outparcel L.P.                Coastal Grand                               50.0%
Mall Shopping Center Company                Plaza del Sol                               50.6%
Parkway Place L.P.                          Parkway Place                               45.0%
Galileo America LLC                         Portfolio of 45 community centers           10.0%

     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                             Company's Share for the
                                          Total for the Three Months             Three Months
                                               Ended March 31,                  Ended March 31,
                                          --------------------------         -------------------------
                                             2004            2003              2004            2003
                                          -----------     ----------         ----------     ----------
Revenues                                   $25,052         $10,746            $ 6,352        $ 6,155
Depreciation and amortization               (5,189)         (1,597)            (1,196)          (896)
Interest expense                            (5,915)         (3,012)            (1,417)        (2,096)
Other operating expenses                    (5,865)         (2,542)            (1,467)        (1,406)
Gain on sales of real estate assets          1,175              --                592             --
                                          -----------     ----------         ----------     ----------
Net income                                 $ 9,258         $ 3,595            $ 2,864        $ 1,757
                                          ===========     ==========         ==========     ==========

     The second phase of the Company's joint venture transaction with Galileo America, Inc. closed on January 5, 2004, when the Company sold its interest in six community centers for $92,375, which consisted of $62,687 in cash, the retirement of $25,953 of debt on one of the community centers, the joint venture's assumption of $2,816 of debt and closing costs of $919. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale as of December 31, 2003. The Company did not record any depreciation expense on these assets during the three months ended March 31, 2004.

     The Company has entered into master lease agreements on certain of the first and second phase properties. The remaining aggregate obligation under these master lease agreements was $11,017 at March 31, 2004.

     The third phase of the joint venture transaction is scheduled to close in January 2005 and will include four community centers and one community center expansion. The total purchase price for these community centers will be $86,800. The real estate assets and related mortgage notes payable of the properties that will be included in the third phase have been reflected as held for sale at March 31, 2004. The Company ceased recording depreciation expense on these assets in January 2004 when it was determined these assets met the criteria to be reflected as held for sale.

     The results of operations of the properties included in the Galileo America transaction are not reflected as discontinued operations since the Company has continuing involvement through its 10% ownership interest and the agreement under which the Company is the exclusive manager of the properties.

     See Note 5 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for a more complete description of the Galileo America transaction.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The Company adopted the provisions of FASB Interpretation No. 46 effective January 1, 2004.

     The Company determined that one unconsolidated affiliate, PPG Venture I Limited Partnership ("PPG"), is a variable interest entity and that the Company is the primary beneficiary. The Company began consolidating the assets, liabilities and results of operations of PPG effective January 1, 2004. The Company initially measured the assets, liabilities and noncontrolling interest of PPG at the carrying amounts at which they would have been carried in the consolidated financial statements as if FASB Interpretation No. 46 had been effective when the Company first met the conditions to be the primary beneficiary, which was the inception of PPG. The Company owns a 10% interest in PPG, which owns one associated center and two community centers. At March 31, 2004, PPG had non-recourse, fixed-rate debt of $38,057 that was secured by the real estate assets it owns, which had a net carrying value of $50,571.

Note 3 - Mortgage and Other Notes Payable

     Mortgage and other notes payable consisted of the following at March 31, 2004 and December 31, 2003, respectively:

                                                           March 31, 2004                   December 31, 2003
                                                     ---------------------------        -------------------------
                                                                        Weighted                         Weighted
                                                                        Average                          Average
                                                                        Interest                         Interest
                                                        Amount           Rate(1)           Amount         Rate(1)
                                                     -------------    ----------        -------------   ---------
   Fixed-rate debt:
      Non-recourse loans on operating properties      $2,369,807         6.57%            $2,256,544      6.63%
                                                     -------------                      -------------
   Variable-rate debt:
      Recourse term loans on operating properties         79,675         2.64%               105,558      2.67%
      Lines of credit                                    366,400         2.29%               376,000      2.23%
                                                     -------------                      -------------
      Total variable-rate debt                           446,075         2.35%               481,558      2.33%
                                                     -------------                      -------------
   Total                                              $2,815,882         5.90%            $2,738,102      5.87%
                                                     =============                      =============

(1) Weighted-average interest rate before amortization of deferred financing costs.

     See  Note  6  for  a  description  of  debt  assumed  in  connection   with
acquisitions completed during the three months ended March 31, 2004.

Unsecured Line of Credit
------------------------
     The Company has a short-term, unsecured line of credit that is used for acquisition purposes and bears interest at LIBOR plus 1.30%. The total available under this line of credit is $130,000, of which $62,400 was outstanding at March 31, 2004. The unsecured line of credit's original maturity date of January 31, 2004 was extended to May 31, 2004, and the Company has one additional option to extend the maturity another four months to September 30, 2004. Borrowings under the unsecured line of credit had a weighted average interest rate of 2.87% at March 31, 2004.

Secured Lines of Credit
-----------------------
     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of March 31, 2004:

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
=====================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 2.17% at March 31, 2004.

Letters of Credit
-----------------
     The Company had $3,130 outstanding for letters of credit under the above secured lines of credit at March 31, 2004.

     At March 31, 2004, the Company had additional secured lines of credit with a total commitment of $25,652 that can only be used for issuing letters of credit. The total outstanding under these lines of credit was $18,613 at March 31, 2004.

Covenants and Restrictions
--------------------------
     Seventeen malls, six associated centers and the office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

     As of March 31, 2004, the Company had $950 available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

     The weighted average remaining term of the Company's  consolidated debt was
5.2 years at March 31, 2004 and 5.3 years at December 31, 2003.

Note 4 -Derivative Financial Instruments

     The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. At March 31, 2004, the Company had one interest rate cap agreement on $40,000 of variable-rate debt that limits the maximum interest rate to 5.50% and matures in May 2004. The interest rate cap's fair value was $0 at March 31, 2004 and December 31, 2003.

     The Company is exposed to credit losses if the counterparty to the interest rate cap agreement is unable to perform; therefore, the Company continually monitors the credit standing of the counterparty.

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

                                                       Associated      Community
Three Months Ended March 31, 2004           Malls        Centers        Centers          All Other          Total
--------------------------------------   -----------  -------------  --------------   ---------------    -----------
Revenues                                 $  157,363      $   7,892       $   3,547         $   4,171     $  172,973
Property operating expenses (1)             (53,798)        (1,836)         (1,220)            5,630        (51,224)
Interest expense                            (37,267)        (1,204)           (752)           (1,222)       (40,445)
Other expense                                    --             --              --            (3,032)        (3,032)
Gain on sales of real estate assets             547             --          19,076               202         19,825
                                         -----------  -------------  --------------   ---------------    -----------
Segment profit and loss                  $   66,845      $   4,852       $  20,651         $   5,749         98,097
                                         ===========  =============  ==============   ===============
Depreciation and amortization                                                                               (32,745)
General and administrative                                                                                   (8,233)
Interest income                                                                                                 880
Equity in earnings and minority
  interest in earnings                                                                                      (23,418)
                                                                                                         -----------
Income before discontinued operations                                                                    $   34,581
                                                                                                         ===========
Total assets                             $3,885,267      $ 203,397       $ 146,970         $ 132,870     $4,368,504
Capital expenditures (2)                 $  222,123      $     386       $   4,402         $  13,744     $  240,655

                                                       Associated      Community
Three Months Ended March 31, 2003           Malls        Centers        Centers         All Other          Total
--------------------------------------   -----------  -------------  --------------   ---------------    -----------
Revenues                                 $  140,660      $   5,396       $  14,887         $   2,647     $  163,590
Property operating expenses (1)             (48,425)        (1,407)         (3,747)            2,906        (50,673)
Interest expense                            (32,807)          (953)         (1,941)           (1,255)       (36,956)
Other expense                                    --             --              --            (2,341)        (2,341)
Gain on sales of real estate assets              (5)            --             348               761          1,104
                                         -----------  -------------  --------------   ---------------    -----------
Segment profit and loss                  $   59,423      $   3,036       $   9,547         $   2,718         74,724
                                         ===========  =============  ==============   ===============
Depreciation and amortization                                                                               (26,225)
General and administrative                                                                                   (6,353)
Interest income                                                                                                 579
Equity in earnings and minority
  interest in earnings                                                                                      (19,420)
                                                                                                         -----------
Income before discontinued operations                                                                    $   23,305
                                                                                                         ===========
Total assets                             $3,083,149      $ 162,130       $ 412,279         $ 175,581     $3,833,139
Capital expenditures (2)                 $   34,700      $   1,185       $     644         $  17,406     $   53,935

(1) Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.

(2) Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 6 - Acquisitions

     On March 12, 2004, the Company acquired Honey Creek Mall in Terre Haute, IN for a purchase price, including transaction costs, of $83,114, which consisted of $50,114 in cash and the assumption of $33,000 of non-recourse debt that bears interest at a stated rate of 6.95% and matures in May 2009. The Company recorded a debt premium of $3,146, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On March 12, 2004, the Company acquired Volusia Mall in Daytona Beach, FL for a purchase price, including transaction costs, of $118,493, which consisted of $63,686 in cash and the assumption of $54,807 of non-recourse debt that bears interest at a stated rate of 6.70% and matures in March 2009. The Company recorded a debt premium of $4,615, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The results of operations of Honey Creek Mall and Volusia Mall have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates.

Land                                                   $   5,388
Building and improvements                                204,687
Above-market leases                                          862
In-place lease assets                                      2,488
                                                      -----------
    Total assets                                         213,425
Debt                                                     (87,807)
Debt premiums                                             (7,761)
Below-market leases                                       (4,057)
                                                      -----------
Net assets acquired                                   $  113,800
                                                      ===========

Note 7- Earnings Per Share

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

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -------------    ------------
Weighted average shares outstanding                      30,475          29,850
Effect of nonvested stock awards                           (151)           (124)
                                                  -------------    ------------
Denominator - basic earnings per share                   30,324          29,726
Effect of dilutive securities:
   Stock options,  nonvested  stock awards and
     deemed shares related to deferred
     compensation plans                                   1,243           1,077
                                                  -------------    ------------
Denominator - diluted earnings per share                 31,567          30,803
                                                  =============    ============

Note 8- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components:

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2004             2003
                                                  -------------    ------------
Net income                                         $   34,605      $    26,468
Gain on current period cash flow hedges                    --              854
                                                  -------------    ------------
Comprehensive income                               $   34,605      $    27,322
                                                  =============    ============

Note 9- Contingencies

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at March 31, 2004, was $58,105, of which the Company has guaranteed $29,053. The guaranty will expire when the related debt matures in December 2004. The Company did not receive a fee for issuing this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company has guaranteed 100% of the construction debt incurred to develop Coastal Grand in Myrtle Beach, SC. The Company received a fee of $1,571 for this guaranty when it was issued during the three months ended June 30, 2003. The Company will recognize one-half of this fee as revenue pro rata over the term of the guaranty until it expires in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. The remaining $786 attributable to the Company's ownership interest is recorded as a reduction to the Company's investment in the partnership. The Company recognized $65 of revenue related to this guaranty during the three months ended March 31, 2004.

     The Company has guaranteed 100% of the construction debt to be incurred by Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, to develop Imperial Valley Mall. The total amount outstanding at March 31, 2004, was $418. The total commitment under the construction loan is $70,000.


Note 10 - Shareholders' Equity and Minority Interest

     On January 2, 2004, the Company repurchased 77,141 common units in the Operating Partnership from a third party for $4,030.

Note 11 - Stock-Based Compensation

     Historically, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." There were no stock options granted during the three months ended March 31, 2004 and 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in the three months ended March 31, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                               Three Months Ended
                                                                   March 31,
                                                           ---------------------------
                                                              2004            2003
                                                           ------------   ------------
Net income available to common shareholders, as reported      $  30,189     $  22,776
Stock-based  compensation  expense  included in reported
     net income available to common shareholders                    992           750
Total stock-based compensation expense determined under
     fair value method                                           (1,120)         (903)
                                                           ------------   ------------
Pro forma net income available to common shareholders         $  30,061     $  22,623
                                                           ============   ============
Net income available to common shareholders per share:
   Basic, as reported                                         $    1.00     $    0.77
                                                           ============   ============
   Basic, pro forma                                           $    0.99     $    0.77
                                                           ============   ============
   Diluted, as reported                                       $    0.96     $    0.74
                                                           ============   ============
   Diluted, pro forma                                         $    0.95     $    0.74
                                                           ============   ============

Note 12 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the three months ended March 31, 2004 and 2003:

                                                                      Three Months Ended
                                                                          March 31,
                                                                   -------------------------
                                                                       2004        2003
                                                                   -------------------------
Debt assumed to acquire property interests, including premiums        $ 95,568      $    -
                                                                   =========================
Debt consolidated from application of FASB Interpretation No. 46      $ 38,147      $    -
                                                                   =========================


Note 13 - Subsequent Event

     On April 8, 2004, the Company acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107,336. The results of operations of Greenbrier Mall will be included in the consolidated financial statements beginning April 8, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Greenbrier Mall.

Land                                                 $  2,568
Building and improvements                             106,211
Above-market leases                                       222
In-place lease assets                                   1,676
                                                    ----------
   Total assets                                       110,677
Below-market lease assets                              (3,341)
                                                    ----------
Net assets acquired                                  $107,336
                                                    ==========

Note 14 - Reclassifications

     Certain reclassifications have been made to prior periods' financial information to conform to the current period presentation.


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this Form 10-Q. In this discussion, the terms "we", "us", "our", and the "Company" refer to CBL & Associates Properties, Inc. and its subsidiaries.

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


EXECUTIVE OVERVIEW

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping center properties are located primarily in the Southeast and Midwest, as well as in select markets in other regions of the United States.

     As of March 31, 2004, we owned controlling interests in 58 regional malls, 23 associated centers (each adjacent to a regional shopping mall), 14 community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of March 31, 2004, we owned non-controlling interests in five regional malls, one associated center and 45 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had one mall, which is owned in a joint venture, three mall expansions and one community center under construction as of March 31, 2004.

     The majority of our revenues is derived from leases with retail tenants and generally includes base minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures, including property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of outparcel land at the properties and from sales of operating real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to reduce borrowings on the credit facilities.

     The results of operations of our regional shopping malls and community centers are impacted by the performance of the economy and consumer demand. While the U.S. economy has been in a down cycle for the past three years, there have been recent signs of improvement in the economy. Management reviews certain statistics to evaluate the impact of economic trends on the performance of our properties including occupancy rates, occupancy costs, re-leasing spreads and tenant sales, which are discussed in the Operational Review section of this discussion.

     Bankruptcies and store closings by retail tenants are normal in the course of our business. Because of the softened U.S. economy, the number of bankruptcies and store closings has risen over the past several months. During the three months ended March 31, 2004, bankruptcies resulted in 64 stores closing, which represent $6.5 million in annual gross rentals. The bankruptcies and store closings we have experienced in the first three months of 2004 have already exceeded all of the bankruptcy-related store closings in 2003. However, mall same-store sales for tenants of 10,000 square feet or less increased 7.5% during the first quarter of 2003 compared to the same quarter a year ago, which we believe is an indicator that the U.S. economy is showing improvement. Although we still expect some additional store closings from recent bankruptcies, we believe that the worst is behind us and we continue to aggressively pursue exciting and more productive tenants to take the place of those that have closed.

     We believe another significant factor that impacts our results of operations and liquidity is interest rates. Because of the improvement in the U.S. economy, there is now some concern that interest rates will rise. Our strategy has consistently been to minimize the risk of rising interest rates by obtaining long-term, non-recourse, fixed-rate debt on our stabilized properties. As of March 31, 2004, our total variable-rate debt represents 18.7% of our total debt. Additionally, we have only $190.0 million of debt, or 6.5% of our total debt, that matures over the next 24 months. We believe that our conservative debt structure will minimize the impact of an increase in interest rates.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

     The following significant transactions impact the comparison of the results of operations for the three months ended March 31, 2004 to the comparable period ended March 31, 2003:

|X| The acquisition of eight malls and two associated centers and the opening of two associated centers and one community center since April 1, 2003 (collectively referred to as the "New Properties"). Therefore, the three months ended March 31, 2004, include revenues and expenses related to these properties whereas the comparable period a year ago does not include any. The New Properties are as follows:


Project Name                             Location                            Date Acquired/Opened
--------------------------------------   --------------------------------    ----------------------
Acquisitions:
-------------
Sunrise Mall                             Brownsville, TX                     May 2003
Sunrise Commons                          Brownsville, TX                     May 2003
Cross Creek Mall                         Fayetteville, NC                    September 2003
River Ridge Mall                         Lynchburg, VA                       October 2003
Valley View Mall                         Roanoke, VA                         October 2003
Southpark Mall                           Colonial Heights, VA                December 2003
Harford Mall                             Bel Air, MD                         December 2003
Harford Annex                            Bel Air, MD                         December 2003
Honey Creek Mall                         Terre Haute, IN                     March 2004
Volusia Mall                             Daytona Beach, FL                   March 2004

Developments:
-------------
The Shoppes at Hamilton Place            Chattanooga, TN                     May 2003
Wilkes-Barre Township  Marketplace       Wilkes-Barre  Township, PA          March 2004
Coastal Grand (50/50 joint venture)      Myrtle Beach, SC                    March 2004
The Shoppes at Panama City               Panama City, FL                     March 2004


|X| The sale in October 2003 of 41 community centers to Galileo America LLC ("Galileo America"), our joint venture with Australia-based Galileo America, Inc. Six additional community centers were sold to Galileo America in January 2004. Since we have a significant continuing involvement with these properties through our 10% ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the three months ended March 31, 2004, do not include a significant amount of revenues and expenses related to these properties, whereas the three months ended March 31, 2003, includes a full period of revenues and expenses related to these properties.

Revenues

     The $9.4 million increase in revenues resulted primarily from:

|X| an increase in minimum rents and tenant reimbursements of $17.2 million attributable to the New Properties,

|X| an increase in minimum rents of $1.4 million as a result of the consolidation of PPG Venture I Limited Partnership, which was previously accounted for as an unconsolidated affiliate using the equity method, as a result of the implementation of a new accounting pronouncement,

|X| an increase in minimum rents and tenant reimbursements of $1.0 million from the remaining properties, including an increase in lease termination fees of $0.7 million to $1.1 million in the first quarter of 2004 compared to $0.4 million in the first quarter of 2003. Our cost recovery percentage decreased to 94.1% for the first quarter of 2004 compared to 94.4% for the first quarter of 2003,

|X| an increase in percentage rents of $0.4 million, which resulted from an increase at the existing properties of $0.3 million and an increase of $0.1 million from the New Properties,

|X| an increase in other rents of $0.8 million, which is primarily the result of an increase in sponsorship income,

|X| an increase in other revenues of $1.1 million primarily due to an increase in the revenues of our taxable REIT subsidiary,

|X| an increase of $0.5 million in management, development and leasing fees, resulting from management fees from Galileo America and development fees from unconsolidated affiliates, and

|X| a decrease in minimum rents and tenant reimbursements of $13.0 million related to the community centers that were sold to Galileo America.

Expenses

     The $0.6 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X|  an increase of $6.1 million attributable to the New Properties,

|X| an increase of $0.6 million in the operating expenses of our Taxable REIT subsidiary,

|X| a decrease of $3.2 million related to the community centers that were sold to Galileo America and

|X| a decrease of $2.9 million in general operating expenses at the remaining properties.

     The increase of $6.5 million in depreciation and amortization expense was primarily due to:

|X|  an increase of $5.9 million attributable to the New Properties,

|X| an increase of $0.3 million attributable to the consolidation of PPG Venture I Limited Partnership,

|X| an increase of $2.4 million as a result of the ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance at the existing properties and

|X| a decrease of $2.1 million related to the community centers that were sold to Galileo America.

     General and administrative expenses increased $1.9 million primarily as a result of additional salaries and benefits of personnel added to manage newly opened or acquired properties, as well as annual increases in salaries and benefits of existing personnel and the timing of bonus payments.

     Other expense increased due to an increase of $0.4 million in write-offs of abandoned projects and an increase in operating expenses of our taxable REIT subsidiary.

Interest Income

     The increase in interest income of $0.3 million results from the increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period.

Interest Expense

     Interest expense increased by $3.5 million primarily due to the additional debt related to the New Properties and the conversion of $196.0 million of variable-rate debt to higher fixed-rate debt during the third quarter of 2003.

Gain on Sales of Real Estate Assets

     The net gain on sales of $19.8 million in the first quarter of 2004 was primarily related to a gain of $18.3 million on the centers that have been sold to Galileo America. The remaining $1.5 million of gain relates to sales of three outparcels and one department store building. The gain on sales of $1.1 million in the first quarter of 2003 resulted from gains on sales of three outparcels.

Equity in Earnings of Unconsolidated Affiliates

     The increase of $1.1 million in equity in earnings of unconsolidated affiliates is the result of our 10% share of Galileo America's earnings and our $0.6 million share of gain on an outparcel sale at Coastal Grand-Myrtle Beach.

Discontinued Operations

     Discontinued operations in the first quarter of 2004 represent the true-up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the first quarter of 2003 represent the net operating income from Capital Crossing, a community center in Raleigh, NC, which was sold during the first quarter of 2003.

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

     We classify our regional malls into two categories - malls that have completed their initial lease-up ("Stabilized Malls") and malls that are in their initial lease-up phase ("Non-Stabilized Malls"). Non-Stabilized Malls currently include The Lakes Mall in Muskegon, MI, which opened in August 2001; Parkway Place in Huntsville, AL, which opened in October 2002; and Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004.

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                Three Months Ended March 31,
                                              ---------------------------------
                                                    2004             2003
                                              ----------------- ---------------
Malls                                               91.0%           86.0%
Associated centers                                   4.6%            3.3%
Community centers                                    2.1%            9.1%
Mortgages, office building and other                 2.3%            1.6%


Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the Stabilized Malls increased by 7.5% on a comparable per square foot basis to $68.32 per square foot for the first quarter of 2004 compared with $63.54 per square foot for same period in 2003. Mall store sales increased by 3.7% on a comparable per square foot basis to $306.02 per square foot for the twelve months ended March 31, 2004, from $295.24 per square foot for the twelve months ended March 31, 2003.

     Occupancy costs as a percentage of sales for the Stabilized Malls were 14.1% and 14.4% for the first quarter of 2004 and 2003, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                           March 31,
                                              ---------------------------------
                                                    2004             2003
                                              ----------------- ---------------
Total portfolio occupancy                           90.8%            90.5%
Total mall portfolio:                               91.0%            90.4%
     Stabilized Malls                               91.5%            91.0%
     Non-Stabilized Malls                           81.5%            78.4%
Associated centers                                  88.7%            90.9%
Community centers (*)                               91.6%            90.2%

(*) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction

     The occupancy of the Associated Centers declined primarily due to the loss of a 36,000 square foot Just For Feet Store at the Village at Rivergate in Nashville, TN and a 46,000 square foot Appliance Factory Warehouse at Hamilton Corner in Chattanooga, TN. These two associated centers are under redevelopment with replacement prospects that should open in 2005.

Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                           At March 31,
                                              ---------------------------------
                                                     2004             2003
                                              ----------------- ---------------
Stabilized Malls                                    $25.03          $23.70
Non-Stabilized Malls                                 27.37           26.48
Associated centers                                   10.05           10.01
Community centers (*)                                 7.85           10.14

(*) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     The increase in average base rents resulted from our ability to achieve positive results from renewal and replacement leasing at the stabilized malls for spaces that were previously occupied as demonstrated in the following table:


                             Base Rent          Base Rent
                             Per Square         Per Square
                                Foot               Foot
                          Prior Lease (1)     New Lease (2)        Increase
                          ---------------    ---------------   ---------------
Stabilized Malls               $24.91             $25.69               3.1%
Associated centers              15.13              15.00             (0.9)%
Community centers (3)            9.29              10.14               9.1%

(1)  Represents the rent that was in place at the end of the lease term.

(2)  Average base rent over the term of the new lease.

(3) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     The 3.1% increase for the Stabilized Malls includes the impact of some specific situations where we are re-merchandising and re-tenanting properties. In these situations, we have entered into renewals of one to two years in order to relocate the effected tenants. While this results in a short-term negative impact on renewal leasing results, it provides us with an opportunity for better long-term growth in rental revenues once the re-merchandising and re-tenanting is completed.

LIQUIDITY AND CAPITAL RESOURCES

     There was $35.8 million of unrestricted cash and cash equivalents as of March 31, 2004, an increase of $15.5 million from December 31, 2003. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities increased by $20.2 million to $78.7 million primarily due to the operations of the New Properties, offset by a decrease related to the community centers that were sold in Phases I and II of the Galileo America transaction.

     Cash provided by investing activities was $30.8 million for the three months ended March 31, 2004, compared to cash used in investing activities of $48.9 million for the same period in 2003. Although cash used to acquire real estate assets was $113.8 million higher in the first quarter of 2004 compared to the first quarter of 2003, this amount was partially offset by an increase from cash in escrow that was used to fund $78.5 million of these acquisitions. The net cash used to acquire real estate assets was more than offset by cash inflows related to (i) an increase of $84.2 million in proceeds from sales of real estate assets that was primarily from Phase II of the Galileo America transaction, (ii) an increase of $8.5 million related to two notes receivable that were retired and (iii) an increase of $8.0 million related to the excess of distributions from unconsolidated affiliates over our equity in earnings of those unconsolidated affiliates.

     Cash used in financing activities was $94.1 million for the three months ended March 31, 2004, compared to cash provided by financing activities of $0.1 million in the comparable period of 2003. The change primarily results from a decrease in proceeds from borrowings of $106.3 million while principal payments only decreased $9.9 million. The significant amount of principal payments during 2004 was primarily related to the use of proceeds from sales of real estate assets to reduce outstanding debt.

Debt

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                  Weighted
                                                                                                                  Average
                                                                   Minority      Unconsolidated                   Interest
                                                  Consolidated     Interests       Affiliates       Total         Rate(1)
                                                  ------------- ---------------- --------------- ------------- ---------------
March 31, 2004:
Fixed-rate debt:
     Non-recourse loans on operating properties    $2,369,807       $ (53,683)       $  59,311     $2,375,435       6.56%
                                                  ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties       79,675              --           98,459        178,134       2.80%
     Construction loans                                    --              --              418            418       2.78%
     Lines of credit                                  366,400              --               --        366,400       2.29%
                                                  ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                         446,075              --           98,877        544,952       2.46%
                                                  ------------- ---------------- --------------- ------------- ---------------
Total                                              $2,815,882       $ (53,683)       $ 158,188     $2,920,387       5.80%
                                                  ============= ================ =============== ============= ===============
December 31, 2003:
Fixed-rate debt:
     Non-recourse loans on operating properties    $2,256,544       $ (19,577)       $  57,985     $2,294,952       6.64%
                                                  ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties      105,558              --           30,335        135,893       2.73%
     Construction loans                                    --              --           46,801         46,801       2.94%
     Lines of credit                                  376,000              --              --         376,000       2.23%
                                                  ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                         481,558              --           77,136        558,694       2.39%
                                                  ------------- ---------------- --------------- ------------- ---------------
Total                                              $2,738,102       $ (19,577)       $ 135,121     $2,853,646       5.81%
                                                  ============= ================ =============== ============= ===============

(1) Weighted average interest rate before amortization of deferred financing costs.

     We currently have four secured credit facilities with total availability of $365.0 million, of which $304.0 million was outstanding as of March 31, 2004. There were also letters of credit totaling $3.1 million outstanding under these secured credit facilities as of March 31, 2004. The secured credit facilities bear interest at LIBOR plus 1.00%.

     We have a short-term, unsecured credit facility of $130.0 million that matures May 31, 2004 and bears interest at LIBOR plus 1.30%. We have the option to extend the maturity to September 30, 2004. We obtained this credit facility to provide resources for the acquisitions that were completed during the fourth quarter of 2003. There was $62.4 million outstanding under this facility at March 31, 2004.

     We also have secured lines of credit with total availability of $25.7 million that can only be used to issue letters of credit. There was $18.6 million outstanding under these lines at March 31, 2004.

     We assumed two loans totaling $87.8 million in connection with the acquisitions completed during the first quarter of 2004. The loans bear interest at a weighted-average fixed rate of 6.79% and mature in 2009. Since the stated interest rates on the fixed-rate loans were above market rates for similar debt instruments as of the respective dates of acquisition, debt premiums of $7.8 million were recorded to reflect the assumed debt at estimated fair values.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at March 31, 2004. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At March 31, 2004, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $154.0 million of debt that is scheduled to mature before March 31, 2005. There are extension options in place that will extend the maturity of $110.5 million of this debt beyond March 31, 2005. We expect to either retire or refinance the remaining $43.5 million of maturing loans.

Equity

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which approximately $447.0 million remains.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at March 31, 2004 (in thousands, except stock prices):

                                                             Shares
                                                           Outstanding       Stock Price (1)          Value
                                                        ------------------  -----------------   -----------------
Common stock and operating partnership units                  55,808           $   61.34           $3,423,263
8.75% Series B Cumulative Redeemable Preferred Stock           2,000           $   50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock             460           $  250.00              115,000
                                                                                                -----------------
Total market equity                                                                                 3,638,263
Company's share of total debt                                                                       2,920,387
                                                                                                -----------------
Total market capitalization                                                                        $6,558,650
                                                                                                =================
Debt-to-total-market capitalization ratio                                                               44.5%
                                                                                                =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on March 31, 2004. The stock price for the preferred stock represents the face value of each respective series of preferred stock.

Capital Expenditures

     We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We do not expect to pursue these opportunities unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

     An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

     The following development projects were under construction at March 31, 2004 (dollars in thousands):

                                                                                 Our Share of
                                                     Gross        Our Share       Cost as of        Projected
          Property                Location       Leasable Area     Of Costs     March 31, 2004     Opening Date
---------------------------   -----------------  -------------   ------------   --------------    -------------
MALL
Imperial Valley Mall          El Centro, CA           741,000         $44.2           $10.1       March 2005

MALL EXPANSIONS
Arbor Place Rich's-Macy's     Douglasville, GA        140,000          10.0             3.8       November 2004
East Towne Mall               Madison, WI             139,000          20.5             9.5       November 2004
West Towne Mall               Madison, WI              94,000          16.2             5.3       November 2004

COMMUNITY CENTER
Charter Oak Marketplace       Hartford, CT            312,000          13.3             3.0       November 2004
                                                 -------------    -----------   --------------
                                                    1,426,000        $104.2           $31.7
                                                 =============    ===========   ==============

     There is a construction loan in place for the costs of the new mall development. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Acquisitions

     On March 12, 2004, we acquired Honey Creek Mall in Terre Haute, IN for a purchase price, including transaction costs, of $83.1 million, which consisted of $50.1 million in cash and the assumption of $33.0 million of non-recourse debt that bears interest at a stated rate of 6.95% and matures in May 2009. We recorded a debt premium of $3.1 million, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On March 12, 2004, we acquired Volusia Mall in Daytona Beach, FL for a purchase price, including transaction costs, of $118.5 million, which consisted of $63.7 million in cash and the assumption of $54.8 million of non-recourse debt that bears interest at a stated rate of 6.70% and matures in March 2009. We recorded a debt premium of $4.6 million, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On April 8, 2004, we acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107.3 million.

Dispositions

     The second phase of the joint venture transaction with Galileo America, Inc. closed on January 5, 2004, when we sold interests in six community centers for $92.4 million, which consisted of $62.7 million in cash, the retirement of $26.0 million of debt on one of the community centers, the joint venture's assumption of $2.8 million of debt and closing costs of $0.9 million. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale as of December 31, 2003. We did not record any depreciation expense on these assets during the three months ended March 31, 2004.

     The third phase of the joint venture transaction is scheduled to close in January 2005 and will include five community centers. The total purchase price for these community centers will be $86.8 million.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $6.2 million during the first three months of 2004 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $3.4 million for the first three months of 2004 and included $0.2 million for roof repairs and replacements. Renovation expenditures were $2.7 million for the three months ended March 31, 2004.

     Deferred maintenance expenditures are billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in the three months ended March 31, 2004 and 2003.

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

     FFO increased 3.5% for the three months ended March 31, 2004 to $69.7 million compared to $67.3 million for the same period in 2003. The New Properties generated 83% of the growth in FFO. Consistently high portfolio occupancy and recoveries of operating expenses as well as increases in rental rates from renewal and replacement leasing accounted for the remaining 17% growth in FFO.

     The calculation of FFO is as follows (in thousands):

                                                                       Three Months Ended
                                                                           March 31,
                                                                  ------------------------------
                                                                       2004             2003
                                                                  -------------     ------------
Net income available to common shareholders                          $  30,189        $  22,776
Depreciation and amortization from consolidated properties              32,745           26,225
Depreciation and amortization from unconsolidated affiliates             1,196              896
Depreciation and amortization from discontinued operations                  --               97
Minority interest in earnings of operating partnership                  25,034           20,637
Gain on disposal of operating real estate assets                      (19,081)               --
Minority investors' share of depreciation and amortization
    in shopping center properties                                        (293)            (266)
Loss (gain) on discontinued operations                                       5          (2,935)
Depreciation and amortization of non-real estate assets                  (135)            (133)
                                                                  -------------     ------------
FUNDS FROM OPERATIONS                                                $  69,660        $  67,297
                                                                  =============     ============
DILUTED WEIGHTED AVERAGE SHARES AND  POTENTIAL DILUTIVE
    COMMON SHARES  WITH OPERATING PARTNERSHIP UNITS
    FULLY CONVERTED                                                     56,713           56,486

SUPPLEMENTAL FFO INFORMATION:
Straight-line rental income                                          $     650        $     970
Gains on outparcel sales                                             $   1,339        $   1,102
Rental revenue recognized under SFAS Nos. 141 and 142                $     638        $      50
Amortization of debt premiums                                        $     973        $       -
Lease termination fees                                               $   1,143        $     399

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

     Based on the Company's proportionate share of consolidated and unconsolidated variable rate debt at March 31, 2004, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $2.7 million and, after the effect of capitalized interest, annual earnings by approximately $2.6 million.

     Based on the Company's proportionate share of consolidated and unconsolidated debt at March 31, 2004, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $49.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $50.9 million.

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


                          PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings

          None

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matters to a Vote of Security Holders

          None

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits and Reports on Form 8-K

          A.   Exhibits

          31.1 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 30.

          31.2 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 31.

          32.1 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 32.

          32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 33.

          B.   Reports on Form 8-K

          The  following items were reported:

          The Company filed a Form 8-K on April 22, 2004 at the request of Institutional Shareholder Services in response to ISS' request to provide additional information about the 2003 tax fees that the Company reported in its proxy statement for its 2004 Annual Meeting of Shareholders.

          The outline from the Company's April 28, 2004 conference call with analysts and investors regarding earnings for the quarter ended March 31, 2004, the Company's earnings release and the Company's supplemental information package were furnished on April 28, 2003.

                               SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CBL & ASSOCIATES PROPERTIES, INC.


                                             /s/ John N. Foy
                         -------------------------------------------------------
                                               John N. Foy
                         Vice Chairman of the Board, Chief Financial Officer and
                                                Treasurer
                                 (Authorized Officer of the Registrant,
                                      Principal Financial Officer)


Date: May 10, 2004

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

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

             (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 10, 2004
                                           /s/ Charles B. Lebovitz
                                   --------------------------------------------
                                   Charles B. Lebovitz, Chief Executive Officer

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

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

              (c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  May 10, 2004
                                            /s/ John N. Foy
                                    -----------------------------------
                                    John N. Foy, Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the three months ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles B. Lebovitz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 (as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002), that:

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

May 10, 2004
------------------------------------
Date

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the three months ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John N. Foy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 (as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002), that:

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

May 10, 2004
------------------------------------
Date