Form 10-Q
period 2004-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2004-08-09
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                           COMMISSION FILE NO. 1-12494


                        CBL & ASSOCIATES PROPERTIES, INC.
             (Exact Name of registrant as specified in its charter)

            DELAWARE                                  62-1545718
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

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

                                 YES |X| NO |_|

As of August 4, 2004, there were 30,851,794 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.



PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements..................................................3
        Consolidated Balance Sheets...........................................4
        Consolidated Statements of Operations.................................5
        Consolidated Statements of Cash Flows.................................6
        Notes to Unaudited Consolidated Financial Statements..................7

ITEM 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................................16

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk...........31

ITEM 4: Controls and Procedures..............................................32


   PART II - OTHER INFORMATION...............................................32

ITEM 1: Legal Proceedings....................................................32

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchase of
        Equity Securities....................................................32

ITEM 3: Defaults Upon Senior Securities......................................32

ITEM 4: Submission of Matters to a Vote of Security Holders..................33

ITEM 5: Other Information....................................................33

ITEM 6: Exhibits and Reports on Form 8-K.....................................33

   SIGNATURE.................................................................35

                        CBL & Associates Properties, Inc.



ITEM 1:   Financial Statements

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended June 30, 2004, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These  financial  statements  should  be read  in  conjunction  with  CBL &
Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

                        CBL & Associates Properties, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                        June 30,         December 31,
                                                                          2004               2003
                                                                      -------------     --------------
ASSETS
Real estate assets:
  Land..............................................................     $ 604,904          $ 578,310
  Buildings and improvements........................................     4,155,864          3,678,074
                                                                      -------------     --------------
                                                                         4,760,768          4,256,384
    Less accumulated depreciation...................................      (519,045)          (467,614)
                                                                      -------------     --------------
                                                                         4,241,723          3,788,770
  Real estate assets held for sale, net.............................        67,811             64,354
  Developments in progress..........................................        76,616             59,096
                                                                      -------------     --------------
    Net investment in real estate assets............................     4,386,150          3,912,220
Cash and cash equivalents...........................................        30,042             20,332
Cash in escrow......................................................            --             78,476
Receivables:
  Tenant, net of allowance for doubtful accounts of $3,237 in
     2004 and 2003..................................................        35,800             42,165
  Other.............................................................        14,832              3,033
Mortgage and other notes receivable.................................        27,555             36,169
Investments in unconsolidated affiliates............................        88,638             96,450
Other assets........................................................        85,030             75,465
                                                                      -------------     --------------
                                                                        $4,668,047         $4,264,310
                                                                      =============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................    $3,092,963         $2,709,348
Mortgage notes payable on real estate assets held for sale..........         2,472             28,754
Accounts payable and accrued liabilities............................       177,674            161,478
                                                                      -------------     --------------
  Total liabilities.................................................     3,273,109          2,899,580
                                                                      -------------     --------------
Commitments and contingencies (Notes 2, 3 and 9) ...................
Minority interests..................................................       540,894            526,993
                                                                      -------------     --------------
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2004 and 2003..............            20                 20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2004 and 2003................             5                  5
  Common stock, $.01 par value, 95,000,000 shares authorized,
         30,837,720 and 30,323,476 shares issued and outstanding
         in 2004 and 2003, respectively.............................           308                303
  Additional paid - in capital......................................       828,984            818,051
  Deferred compensation.............................................        (3,549)            (1,607)
  Retained earnings.................................................        28,276             20,965
                                                                      -------------     --------------
    Total shareholders' equity......................................       854,044            837,737
                                                                      -------------     --------------
                                                                        $4,668,047         $4,264,310
                                                                      =============     ==============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                     June 30,                           June 30,
                                                          -----------------------------      -----------------------------
                                                              2004              2003             2004              2003
                                                          -----------       -----------      -----------       -----------
REVENUES:
Minimum rents.......................................        $114,044          $104,272         $223,031          $206,923
Percentage rents....................................           1,474             1,198            8,168             7,521
Other rents.........................................           2,456             1,762            5,242             3,790
Tenant reimbursements...............................          50,657            49,961           98,839            97,797
Management, development and leasing fees............           1,716             1,406            3,511             2,725
Other...............................................           5,849             3,798           10,296             7,149
                                                          -----------       -----------      -----------       -----------
  Total revenues....................................         176,196           162,397          349,087           325,905
                                                          -----------       -----------      -----------       -----------
EXPENSES:
Property operating..................................          26,401            25,817           54,137            52,005
Depreciation and amortization.......................          33,026            27,593           65,759            53,807
Real estate taxes...................................          14,157            12,760           27,326            26,699
Maintenance and repairs.............................          10,217             9,585           20,503            20,109
General and administrative..........................           7,992             6,644           16,225            12,997
Other...............................................           4,923             2,315            7,955             4,656
                                                          -----------       -----------      -----------       -----------
  Total expenses....................................          96,716            84,714          191,905           170,273
                                                          -----------       -----------      -----------       -----------
Income from operations..............................          79,480            77,683          157,182           155,632
Interest income.....................................             706               592            1,586             1,165
Interest expense....................................         (42,798)          (38,350)         (83,232)          (75,292)
Loss on extinguishment of debt......................              --              (167)              --              (167)
Gain on sales of real estate assets.................           4,955             3,002           24,780             4,096
Equity in earnings of unconsolidated affiliates.....           2,682               731            5,546             2,487
Minority interest in earnings:
  Operating partnership.............................         (17,840)          (17,979)         (42,874)          (38,616)
  Shopping center properties........................          (1,819)             (885)          (3,058)           (1,413)
                                                          -----------       -----------      -----------       -----------
Income before discontinued operations...............          25,366            24,627           59,930            47,892
Operating income of discontinued operations.........             233                87              279               355
Gain on discontinued operations.....................             525                --              520             2,935
                                                          -----------       -----------      -----------       -----------
Net income..........................................          26,124            24,714           60,729            51,182
Preferred dividends.................................          (4,416)           (3,692)          (8,832)           (7,384)
                                                          -----------       -----------      -----------       -----------
Net income available to common shareholders.........        $ 21,708          $ 21,022         $ 51,897          $ 43,798
                                                          ===========       ===========      ===========       ===========
Basic per share data:
    Income before discontinued operations,
        net of preferred dividends..................         $ 0.69            $ 0.70           $ 1.68            $  1.36
    Discontinued operations.........................           0.02              0.00             0.02               0.11
                                                          -----------       -----------      -----------       -----------
    Net income available to common
       shareholders.................................         $ 0.71            $ 0.70           $ 1.70            $  1.47
                                                          ===========       ===========      ===========       ===========
    Weighted average common shares
       outstanding................................           30,600            29,886           30,464             29,806
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends...................         $ 0.66            $ 0.67           $ 1.61            $  1.31
    Discontinued operations.........................           0.02              0.01             0.03               0.11
                                                          -----------       -----------      -----------       -----------
    Net income available to common
       shareholders.................................         $ 0.68            $ 0.68           $ 1.64            $  1.42
                                                          ===========       ===========      ===========       ===========
Weighted average common and potential
       dilutive common shares outstanding...........         31,755            31,066           31,686             30,942

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                            ----------------------------
                                                                                               2004              2003
                                                                                            ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................                $60,729           $51,182
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 47,063            41,057
  Amortization ...............................................................                 22,114            15,309
  Amortization of debt premiums...............................................                 (2,057)               --
  Gain on sales of real estate assets.........................................                (24,780)           (4,106)
  Gain on discontinued operations.............................................                   (520)           (2,935)
  Issuance of stock under incentive plan......................................                  1,268             1,203
  Write-off of development projects...........................................                  1,685               107
  Accrual of deferred compensation............................................                    230               177
  Amortization of deferred compensation.......................................                    257                62
  Loss on extinguishment of debt..............................................                     --               167
  Minority interest in earnings...............................................                 45,932            40,049
  Amortization of above and below market leases...............................                 (1,171)               --
Changes in:
  Tenant and other receivables................................................                 (4,362)           (3,065)
  Other assets................................................................                 (6,585)           (6,172)
  Accounts payable and accrued liabilities....................................                 10,335            (8,047)
                                                                                            ----------        ----------
          Net cash provided by operating activities...........................                150,137           124,988
                                                                                            ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate assets and other assets.......................               (339,676)          (40,635)
    Additions to real estate assets...........................................                (40,260)          (27,922)
    Other capital expenditures................................................                (33,601)          (73,156)
    Capitalized interest......................................................                 (2,051)           (2,742)
    Additions to other assets.................................................                 (1,746)           (1,014)
    Reduction of cash in escrow ..............................................                 78,476                --
    Proceeds from sales of real estate assets.................................                103,980            15,657
    Additions to note receivable..............................................                   (225)               --
    Payments received on mortgage notes receivable............................                  8,839             1,004
    Additional investments in and advances to unconsolidated affiliates.......                (13,043)           (4,472)
    Distributions in excess of equity in earnings of unconsolidated affiliates                  9,784               148
    Purchase of minority interest in the operating partnership................                 (4,143)               --
                                                                                            ----------        ----------
          Net cash used in investing activities...............................               (233,666)         (133,132)
                                                                                            ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                341,290           243,680
    Principal payments on mortgage and other notes payable....................               (164,665)         (144,871)
    Additions to deferred financing costs.....................................                 (1,681)           (3,331)
    Proceeds from issuance of common stock....................................                    274             2,173
    Proceeds from exercise of stock options...................................                  9,968             5,425
    Distributions to minority interests.......................................                (38,898)          (35,981)
    Dividends paid............................................................                (53,049)          (46,556)
                                                                                            ----------        ----------
          Net cash provided by financing activities...........................                 93,239            20,539
                                                                                            ----------        ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                  9,710            12,395
CASH AND CASH EQUIVALENTS, beginning of period                                                 20,332            13,355
                                                                                            ----------        ----------
CASH AND CASH EQUIVALENTS, end of period......................................                $30,042           $25,750
                                                                                            ==========        ==========
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................                $81,460           $74,188
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

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At June 30, 2004, the Operating Partnership owned controlling interests in 61 regional malls, 24 associated centers (each adjacent to a regional shopping mall), 14 community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in five regional malls, one associated center and 42 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The
Operating Partnership had one mall, which is owned in a joint venture, one open-air shopping center, seven expansions and one community center under construction at June 30, 2004. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2004, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.7% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.4% limited partner interest for a combined interest held by CBL of 55.1%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating
Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2004, CBL's Predecessor owned a 15.6% limited partner interest, Jacobs owned a 21.4% limited partner interest and third parties owned a 7.9% limited partner interest in the Operating Partnership. CBL's Predecessor also owned 2.6 million shares of CBL's common stock at June 30, 2004, for a total combined effective interest of 20.3% in the Operating Partnership.

     The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). During March 2004, the Operating Partnership acquired the 94% of the Management Company's common stock that was owned by individuals who are directors and/or officers of CBL, resulting in the Operating Partnership owning 100% of the Management Company's common stock. The Operating Partnership paid $75 for the 94% of common stock acquired, which was equal to the initial capital contribution of the individuals that owned the interest. The Operating Partnership continues to own 100% of the Management Company's preferred stock. As a result, the Company continues to consolidate the Management Company.

         CBL, the Operating Partnership and the Management Company are collectively referred to herein as "the Company".


Note 2 - Investments In Unconsolidated Affiliates

     At June 30, 2004, the Company had investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                      Company's
Joint Venture                     Property Name                        Interest
--------------------------------------------------------------------------------
Governor's Square IB              Governor's Plaza                      50.0%
Governor's Square Company         Governor's Square                     47.5%
Imperial Valley Mall L.P.         Imperial Valley Mall                  60.0%
Kentucky Oaks Mall Company        Kentucky Oaks Mall                    50.0%
Mall of South Carolina L.P.       Coastal Grand                         50.0%
Mall of South Outparcel L.P.      Coastal Grand (vacant land)           50.0%
Mall Shopping Center Company      Plaza del Sol                         50.6%
Parkway Place L.P.                Parkway Place                         45.0%
Galileo America LLC               Portfolio of 42 community centers     10.0%

     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                   Company's Share for the
                                                Total for the Three Months              Three Months
                                                      Ended June 30,                    Ended June 30,
                                               ------------------------------    ---------------------------
                                                   2004             2003             2004           2003
                                               -----------       -----------     ------------    -----------
Revenues                                          $26,829          $ 9,770          $ 7,464        $ 5,799
Depreciation and amortization                      (6,393)          (2,076)          (1,565)        (1,123)
Interest expense                                   (6,473)          (2,319)          (1,658)        (1,786)
Other operating expenses                           (7,517)          (2,913)          (2,206)        (2,159)
Discontinued operations                               215               --               21             --
Gain on sales of real estate assets                 2,414               --              626             --
                                               -----------       -----------     ------------    -----------
Net income                                        $ 9,075          $ 2,462          $ 2,682        $   731
                                               ===========       ===========     ============    ===========

                                                                                   Company's Share for the
                                                Total for the Six Months                  Six Months
                                                      Ended June 30,                    Ended June 30,
                                               ------------------------------    ---------------------------
                                                   2004             2003             2004           2003
                                               -----------       -----------     ------------    -----------
Revenues                                          $51,881          $20,516          $13,816        $11,954
Depreciation and amortization                     (11,582)          (3,673)          (2,762)        (2,019)
Interest expense                                  (12,388)          (5,331)          (3,077)        (3,882)
Other operating expenses                          (13,382)          (5,455)          (3,669)        (3.566)
Discontinued operations                               215               --               21             --
Gain on sales of real estate assets                 3,589               --            1,217             --
                                               -----------       -----------     ------------    -----------
Net income                                        $18,333          $ 6,057          $ 5,546        $ 2,487
                                               ===========       ===========     ============    ===========

     The second phase of the Company's joint venture transaction with Galileo America, Inc. closed on January 5, 2004, when the Company sold its interest in six community centers for $92,375, which consisted of $62,687 in cash, the retirement of $25,953 of debt on one of the community centers, the joint venture's assumption of $2,816 of debt and closing costs of $919. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale as of December 31, 2003. The Company did not record any depreciation expense on these assets during 2004.

     The Company has entered into master lease agreements with Galileo America on certain of the first and second phase properties. The remaining aggregate obligation under these master lease agreements was $6,694 at June 30, 2004. The master lease arrangements are for various terms of up to fifteen years.

     The third phase of the joint venture transaction is scheduled to close in January 2005 and will include four community centers and one community center expansion. The total purchase price for these community centers will be $86,800. The real estate assets and related mortgage notes payable of the properties that will be included in the third phase have been reflected as held for sale at June 30, 2004. The Company ceased recording depreciation expense on these assets in January 2004 when it was determined these assets met the criteria to be reflected as held for sale.

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

     The Company determined that one unconsolidated affiliate, PPG Venture I Limited Partnership ("PPG"), is a variable interest entity and that the Company is the primary beneficiary. The Company began consolidating the assets, liabilities and results of operations of PPG effective January 1, 2004. The Company initially measured the assets, liabilities and noncontrolling interest of PPG at the carrying amounts at which they would have been carried in the consolidated financial statements as if FASB Interpretation No. 46 had been effective when the Company first met the conditions to be the primary beneficiary, which was the inception of PPG. The Company owns a 10% interest in PPG, which owns one associated center and two community centers. At June 30, 2004, PPG had non-recourse, fixed-rate debt of $37,974 that was secured by the real estate assets it owns, which had a net carrying value of $50,366.

Note 3 - Mortgage and Other Notes Payable

     Mortgage and other notes payable consisted of the following at June 30, 2004 and December 31, 2003, respectively:

                                                               June 30, 2004                December 31, 2003
                                                    ------------------------------      ---------------------------
                                                                        Weighted                         Weighted
                                                                        Average                          Average
                                                                        Interest                         Interest
                                                      Amount            Rate(1)           Amount         Rate(1)
                                                    ---------------    -----------      --------------  -----------
   Fixed-rate debt:
      Non-recourse loans on operating properties    $  2,366,070         6.56%          $  2,256,544      6.65%
                                                    ---------------                     --------------
   Variable-rate debt:
      Recourse term loans on operating properties        238,825         2.25%               105,558      2.67%
      Construction loans                                   9,140         2.91%                     -        -
      Lines of credit                                    481,400         2.24%               376,000      2.23%
                                                    ---------------                     --------------
      Total variable-rate debt                           729,365         2.25%               481,558      2.33%
   Total                                            --------------                      --------------
                                                    $  3,095,435         5.55%          $  2,738,102      5.87%
                                                    ==============                      ==============

     (1) Weighted-average interest rate before amortization of deferred financing costs.

     See  Note  6  for  a  description  of  debt  assumed  in  connection   with
acquisitions completed during the six months ended June 30, 2004.

Unsecured Line of Credit

     The Company has a short-term, unsecured line of credit that is used for acquisition purposes and bears interest at LIBOR plus 1.30%. The total available under this line of credit is $130,000, of which $62,400 was outstanding at June 30, 2004. The unsecured line of credit matures September 30, 2004. Borrowings under the unsecured line of credit had a weighted average interest rate of 2.68% at June 30, 2004.

Secured Lines of Credit

     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of June 30, 2004:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------

   $  373,000         $  327,000     February 2006
       80,000             62,000       June 2005
       20,000             20,000      March 2007
       10,000             10,000      April 2005
-------------------------------------
   $  483,000         $  419,000
=====================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 2.17% at June 30, 2004.

Letters of Credit

     At June 30, 2004, the Company had additional secured lines of credit with a total commitment of $25,652 that can only be used for issuing letters of credit. The total outstanding under these lines of credit was $12,573 at June 30, 2004.

Covenants and Restrictions

     Eighteen malls, six associated centers and the office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

     As  of  June  30,  2004,   the  Company  had  $950  available  in  unfunded
construction loans on operating properties that can be used to replenish working capital previously used for construction.

     The weighted average remaining term of the Company's  consolidated debt was
4.7 years at June 30, 2004 and 5.3 years at December 31, 2003.

Note 4 -Derivative Financial Instruments

     The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. The Company's interest rate cap agreement on $40,000 of variable-rate debt expired in May 2004. The Company had no derivative instruments at June 30, 2004.

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

                                                        Associated       Community
Three Months Ended June 30, 2004            Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                   $160,078       $  6,547        $  4,836          $  4,735     $  176,196
Property operating expenses (1)             (51,472)        (1,535)         (1,540)            3,772        (50,775)
Interest expense                            (39,464)        (1,192)           (778)           (1,364)       (42,798)
Other expense                                    --             --              --            (4,923)        (4,923)
Gain on sales of real estate assets             479             --           4,487               (11)         4,955
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                    $ 69,621       $  3,820        $  7,005          $  2,209         82,655
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (33,026)
General and administrative expense                                                                           (7,992)
Interest income                                                                                                 706
Equity in earnings and minority
interest in earnings                                                                                        (16,977)
                                                                                                         -----------
Income before discontinued operations                                                                    $   25,366
                                                                                                         ===========
Capital expenditures (2)                   $301,532       $    47         $  1,203          $ 22,345     $  325,080

                                                        Associated       Community
Three Months Ended June 30, 2003            Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  139,111       $  5,803        $ 14,683          $  2,800     $  162,397
Property operating expenses (1)             (47,376)        (1,298)         (3,475)            3,987        (48,162)
Interest expense                            (34,493)          (948)         (2,035)             (874)       (38,350)
Other expense                                    --             --              --            (2,315)        (2,315)
Gain on sales of real estate assets           1,270             --           1,732                --          3,002
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                  $   58,512       $  3,557        $ 10,905          $  3,598         76,572
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (27,593)
General and administrative expense                                                                           (6,644)
Interest income                                                                                                 592
Loss on extinguishment of debt                                                                                 (167)
Equity in earnings and minority
interest in earnings                                                                                        (18,133)
                                                                                                         -----------
Income before discontinued operations                                                                    $   24,627
                                                                                                         ===========
Capital expenditures (2)                 $   97,969       $  9,463        $  4,313          $  5,673     $  117,418

                                                        Associated       Community
Six Months Ended June 30, 2004              Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  317,691       $ 14,489        $  8,449          $  8,458     $  349,087
Property operating expenses (1)            (104,742)        (3,084)         (2,675)            8,535       (101,966)
Interest expense                            (76,790)        (2,396)         (1,519)           (2,527)       (83,232)
Other expense                                    --             --              --            (7,955)        (7,955)
Gain on sales of real estate assets           1,026             --              --            23,754         24,780
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                  $  137,185       $  9,009        $  4,255          $ 30,265        180,714
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (65,759)
General and administrative expense                                                                          (16,225)
Interest income                                                                                               1,586
Equity in earnings and minority
interest in earnings                                                                                        (40,386)
                                                                                                         -----------
Income before discontinued operations                                                                    $   59,930
                                                                                                         ===========
Total assets                             $4,184,680       $214,492        $160,226          $108,649     $4,668,047
Capital expenditures (2)                 $  523,655       $    433        $  5,605          $ 41,053     $  570,746

                                                        Associated       Community
Six Months Ended June 30, 2003              Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  280,022       $ 11,199        $ 29,563          $  5,121     $  325,905
Property operating expenses (1)             (95,271)        (2,635)         (7,197)            6,290        (98,813)
Interest expense                            (67,341)        (1,900)         (3,962)           (2,089)       (75,292)
Other expense                                    --             --              --            (4,656)        (4,656)
Gain on sales of real estate assets           1,261             --              --             2,835          4,096
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                  $  118,671       $  6,664        $ 18,404          $  7,501        151,240
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (53,807)
General and administrative expense                                                                          (12,997)
Interest income                                                                                               1,165
Loss on extinguishment of debt                                                                                 (167)
Equity in earnings and minority
interest in earnings                                                                                        (37,542)
                                                                                                         -----------
Income before discontinued operations                                                                    $   47,892
                                                                                                         ===========
Total assets                             $3,182,195       $189,142        $442,704          $135,666     $3,949,707
Capital expenditures (2)                 $  134,454       $ 15,026        $ 11,002          $  8,700     $  169,182

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

     On April 8, 2004, the Company acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107,450. The purchase price was partially financed with a new recourse term loan of $92,650 that bears interest at LIBOR plus 100 basis points, matures in April 2006 and has three one-year extension options that are at the option of the Company.

     On April 21, 2004, the Company acquired Fashion Square, a community center in Orange Park, FL for a cash purchase price, including transaction costs, of $3,961.

     On May 20, 2004, the Company acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH for a cash purchase price of $78,252, including transaction costs. The purchase price was partially financed with a new recourse term loan of $66,500 that bears interest at LIBOR plus 100 basis points, matures in May 2006 and has three one-year extension options that are at the option of the Company.

     On June 22, 2004, the Company acquired Park Plaza Mall in Little Rock, AR for a purchase price, including transaction costs, of $77,526, which consisted of $36,213 in cash and the assumption of $41,313 of non-recourse debt that bears interest at a stated rate of 8.69% and matures in May 2010. The Company recorded a debt premium of $7,737, computed using an estimated market interest rate of 4.90%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates, during the six months ended June 30, 2004.

Land                                                   $  26,112
Building and improvements                                459,217
Above-market leases                                        1,086
In-place lease assets                                      6,453
                                                       ----------
    Total assets                                         492,868
Debt                                                   (129,120)
Debt premiums                                           (15,498)
Below-market leases                                      (8,574)
                                                       ----------
Net assets acquired                                    $ 339,676
                                                       ==========

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

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                      ---------------------------        -------------------------
                                                         2004             2003             2004             2003
                                                      -----------      ----------        ----------      ---------
Weighted average shares outstanding                      30,744           30,036           30,611          29,944
Effect of nonvested stock awards                           (144)            (150)            (147)           (138)
                                                      -----------      ----------        ----------      ---------
Denominator - basic earnings per share                   30,600           29,886           30,464          29,806
Effect of dilutive securities:
   Stock  options,  nonvested  stock awards and
     deemed shares related to deferred
     compensation plans                                   1,155            1,180            1,222           1,136
                                                      -----------      ----------        ----------      ---------
Denominator - diluted earnings per share                 31,755           31,066           31,686          30,942
                                                      ===========      ==========        ==========      =========

Note 8- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components:

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                      ---------------------------        -------------------------
                                                         2004             2003             2004             2003
                                                      -----------      ----------        ----------      ---------
Net income                                              $26,124          $24,714           $60,729        $51,182
Gain on current period cash flow hedges                      --              917                --          1,771
                                                      -----------      ----------        ----------      ---------
Comprehensive income                                    $26,124          $25,631           $60,729        $52,953
                                                      ===========      ==========        ==========      =========

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2004, was $57,830, of which the Company has guaranteed $28,915. The guaranty will expire when the related debt matures in December 2004. The Company did not receive a fee for issuing this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company has guaranteed 100% of the construction debt incurred to develop Coastal Grand - Myrtle Beach in Myrtle Beach, SC. The total amount outstanding at June 30, 2004, was $75,933. The Company received a fee of $1,571 for this guaranty when it was issued during the three months ended June 30, 2003. The Company will recognize one-half of this fee as revenue pro rata over the term of the guaranty until it expires in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. The remaining $786 attributable to the Company's ownership interest is recorded as a reduction to the Company's investment in the partnership. The Company recognized $262 of revenue related to this guaranty during the six months ended June 30, 2004.

     The Company has guaranteed 100% of the construction debt to be incurred by Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, to develop Imperial Valley Mall. The total amount outstanding at June 30, 2004, was $11,293. The total commitment under the construction loan is $70,000.

Note 10 - Shareholders' Equity and Minority Interests

     On January 2, 2004, the Company repurchased 77,141 common units in the Operating Partnership from a third party for $4,030. On June 28, 2004, the Company repurchased 1,838 special common units in the Operating Partnership from a third party for $89.

Note 11 - Stock-Based Compensation

     Historically, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." There were no stock options granted during the six months ended June 30, 2004 and 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in the six months ended June 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                             ---------------------------     -------------------------
                                                                 2004            2003           2004           2003
                                                             -----------     -----------     ----------     ----------
Net income available to common shareholders, as reported        $21,708         $21,022        $51,897        $43,798
Stock-based  compensation  expense  included in reported
     net income available to common shareholders                    292             406          1,285            835
Total stock-based compensation expense determined under
     fair value method                                            (420)           (554)        (1,540)        (1,136)
                                                             -----------     -----------     ----------     ----------
Pro forma net income available to common shareholders           $21,580         $20,874        $51,642        $43,497
                                                             ===========     ===========     ==========     ==========
Net income available to common shareholders per share:
   Basic, as reported                                           $  0.71         $  0.70        $  1.70        $  1.47
                                                             ===========     ===========     ==========     ==========
   Basic, pro forma                                             $  0.71         $  0.70        $  1.70        $  1.46
                                                             ===========     ===========     ==========     ==========
   Diluted, as reported                                         $  0.68         $  0.68        $  1.64        $  1.42
                                                             ===========     ===========     ==========     ==========
   Diluted, pro forma                                           $  0.68         $  0.67        $  1.63        $  1.41
                                                             ===========     ===========     ==========     ==========

Note 12 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the six months ended June 30, 2004 and 2003:

                                                                        Six Months Ended
                                                                            June 30,
                                                                   -------------------------
                                                                        2004        2003
                                                                   -------------------------
Debt assumed to acquire property interests, including premiums        $144,618   $ 40,000
                                                                   =========================
Debt consolidated from application of FASB Interpretation No. 46       $38,147     $   --
                                                                   =========================

Note 13 - Discontinued Operations

     In June 2004, the Company sold a community center for a sales price of $1,800 and recognized a gain on discontinued operations of $552. Total revenues for this community center were $66 and $81 for the three months ended June 30, 2004 and 2003, respectively, and were $151 and $163 for the six months ended June 30, 2004 and 2003, respectively. All prior periods presented have been restated to reflect the operations of this community center as discontinued operations.

Note 14 - Subsequent Event

     On July 28, 2004, the Company acquired Monroeville Mall in the eastern Pittsburgh suburb of Monroeville, PA, for a purchase price of $231,234, which consisted of $36,275 in cash, the assumption of $134,004 of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013 and the issuance of 780,470 special common units in the Operating Partnership valued at $60,955 ($78.10 per special common unit). The Company recorded a debt premium of $3,589, computed using an estimated market interest rate of 5.30%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. The results of operations of Monroeville Mall will be included in the consolidated financial statements beginning July 28, 2004.

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

     As of June 30, 2004, we owned controlling interests in 61 regional malls, 24 associated centers (each adjacent to a regional shopping mall), 14 community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of June 30, 2004, we owned non-controlling interests in five regional malls, one associated center and 42 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had one mall, which is owned in a joint venture, one open-air shopping center, seven expansions and one community center under construction as of June 30, 2004.

     The majority of our revenue is derived from leases with retail tenants and generally includes base minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures, including property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of outparcel land at the properties and from sales of operating real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to reduce borrowings on the credit facilities.

     The results of operations of our regional shopping malls and community centers are impacted by the performance of the economy and consumer demand. While the U.S. economy was in a down cycle for the past three years, there have been signs of improvement in the past twelve months. Management reviews certain statistics to evaluate the impact of economic trends on the performance of our properties including occupancy rates, occupancy costs, re-leasing spreads and tenant sales, which are discussed in the Operational Review section of this discussion.

     Bankruptcies and store closings by retail tenants are normal in the course of our business. Between July 1, 2003 and June 30, 2004, there were 438,000 square feet of vacancies due to tenant bankruptcies and store closings, which represent the loss of $7.5 million in annual base rents. However, the pace of bankruptcies slowed in the second quarter of 2004 and we have now replaced 153,000 square feet of the vacancies. The annual base rents of $3.1 million for these re-leased spaces represent an increase of 30% in annual base rents on those spaces. We continue to enjoy an improving retail environment with mall retailers experiencing higher sales growth and improving margins. During the six months ended June 30, 2004, for mall stores of 10,000 square feet and less, year-to-date same store sales increased 5.6% for those tenants that have reported. The second quarter of 2004 was the fifth consecutive quarter with positive same store sales growth.

     We believe another significant factor that impacts our results of operations and liquidity is interest rates. Because of the improvement in the U.S. economy, there is now some concern that interest rates will rise. Our strategy has consistently been to minimize the risk of rising interest rates by obtaining long-term, non-recourse, fixed-rate debt on our stabilized properties. As of June 30, 2004, our total variable-rate debt represents 26.4% of our total debt. We believe that our conservative debt structure will minimize the impact of an increase in interest rates.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

     The following significant transactions impact the comparison of the results of operations for the three months ended June 30, 2004 to the comparable period ended June 30, 2003:

|X| The acquisition of eleven malls and three associated centers and the opening of one mall, two associated centers and one community center since April 1, 2003 (collectively referred to as the "New Properties"). Therefore, the three months ended June 30, 2004, include revenues and expenses related to these properties whereas the comparable period a year ago does not include a full three months of operations, if any. The New Properties are as follows:

Project Name                             Location                            Date Acquired/Opened
---------------------------------------  ---------------------------------   ---------------------
Acquisitions:
-------------
Sunrise Mall                             Brownsville, TX                     May 2003
Sunrise Commons                          Brownsville, TX                     May 2003
Cross Creek Mall                         Fayetteville, NC                    September 2003
River Ridge Mall                         Lynchburg, VA                       October 2003
Valley View Mall                         Roanoke, VA                         October 2003
Southpark Mall                           Colonial Heights, VA                December 2003
Harford Mall                             Bel Air, MD                         December 2003
Harford Annex                            Bel Air, MD                         December 2003
Honey Creek Mall                         Terre Haute, IN                     March 2004
Volusia Mall                             Daytona Beach, FL                   March 2004
Greenbrier Mall                          Chesapeake, VA                      April 2004
Chapel Hill Mall                         Akron, OH                           May 2004
Chapel Hill Suburban                     Akron, OH                           May 2004
Park Plaza Mall                          Little Rock, AK                     June 2004

Developments:
-------------
The Shoppes at Hamilton Place            Chattanooga, TN                     May 2003
Wilkes-Barre Township  Marketplace       Wilkes-Barre  Township, PA          March 2004
Coastal Grand-Myrtle Beach (50/50        Myrtle Beach, SC                    March 2004
  joint venture)
The Shoppes at Panama City               Panama City, FL                     March 2004


|X| The sale in October 2003 of 41 community centers to Galileo America LLC ("Galileo America"). Six additional community centers were sold to Galileo America in January 2004. Since we have a significant continuing involvement with these properties through our 10% ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the three months ended June 30, 2004, do not include a significant amount of revenues and expenses related to these properties, whereas the three months ended June 30, 2003, includes a full period of revenues and expenses related to these properties.

Revenues

     The $13.8 million increase in revenues resulted primarily from:

|X| an increase in minimum rents and tenant reimbursements of $24.5 million attributable to the New Properties,
|X| an increase in minimum rents and tenant reimbursements of $1.7 million as a result of the consolidation of PPG Venture I Limited Partnership, which was previously accounted for as an unconsolidated affiliate using the equity method, as a result of the implementation of a new accounting pronouncement,
|X| an increase in percentage rents of $0.3 million, which primarily resulted from an increase of $0.2 million from the New Properties,
|X| an increase in other rents of $0.7 million, which is primarily the result of an increase in sponsorship income,
|X| an increase in other revenues of $2.1 million primarily due to an increase in the revenues of our taxable REIT subsidiary,
|X| an increase of $0.3 million in management, development and leasing fees, resulting primarily from management fees from Galileo America,
|X| a decrease in minimum rents and tenant reimbursements of $11.9 million related to the community centers that were sold to Galileo America, and

|X| a net decrease in minimum rents and tenant reimbursements of $3.9 million from the remaining properties, which is primarily the result of our cost recovery percentage decreasing to 99.8% for the second quarter of 2004 compared to 103.7% for the second quarter of 2003.

Expenses

     The $2.6 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X| an increase of $8.0 million attributable to the New Properties, |X| an increase of $0.5 million as a result of the consolidation of PPG Venture
     I Limited Partnership
|X| a decrease of $2.9 million related to the community centers that were sold to Galileo America and
|X| a decrease of $3.0 million in operating expenses at the remaining properties.

     The increase of $5.4 million in depreciation and amortization expense was primarily due to:

|X| an increase of $7.1 million attributable to the New Properties, |X| an increase of $0.3 million attributable to the consolidation of PPG
     Venture I Limited Partnership,
|X| an increase of $0.4 million as a result of the ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance at the existing properties and
|X| a decrease of $2.4 million related to the community centers that were sold to Galileo America.

     General and administrative expenses increased $1.3 million primarily as a result of an increase in expense for state taxes of $0.9 million. Also contributing to the increase were annual increases in salaries and benefits of existing personnel and the timing of bonus payments.

     Other expense increased due to an increase of $1.2 million in write-offs of abandoned projects and an increase in operating expenses of our taxable REIT subsidiary.

Interest Income

     The increase in interest income of $0.1 million results from the increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period.

Interest Expense

     Interest expense increased by $4.4 million primarily due to the additional debt related to the New Properties and the conversion of $196.0 million of variable-rate debt to higher fixed-rate debt during the third quarter of 2003.

Gain on Sales of Real Estate Assets

     The net gain on sales of $5.0 million in the three months ended June 30, 2004 was primarily related to a gain of $4.5 million on the centers that have been sold to Galileo America. The remaining $0.5 million of gain relates to sales of two outparcels that were at consolidated properties. The gain on sales of $3.0 million in the three months ended June 30, 2003 resulted from gains on sales of ten outparcels and an option on land.

Equity in Earnings of Unconsolidated Affiliates

     The increase of $2.0 million in equity in earnings of unconsolidated affiliates is the result of our 10% share of Galileo America's earnings and the opening of Coastal Grand-Myrtle Beach in March 2004.

Discontinued Operations

     Discontinued operations in the second quarter of 2004 result from the sale of Uvalde Plaza, a community in Uvalde, TX. Discontinued operations in the second quarter of 2003 represent the true-up of estimated costs related to the sale of Capital Crossing in the first quarter of 2003 to the actual amounts that became known in the second quarter of 2003.


Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

     The following significant transactions impact the comparison of the results of operations for the six months ended June 30, 2004 to the comparable period ended June 30, 2003:

|X| The acquisition of eleven malls and three associated centers and the opening of one mall, two associated centers and one community center since January 1, 2003 (collectively referred to as the "New Properties"). Therefore, the six months ended June 30, 2004, include revenues and expenses related to these properties whereas the comparable period a year ago does not include a significant amount of operations, if any. The New Properties are as follows:

Project Name                             Location                            Date Acquired/Opened
---------------------------------------  ---------------------------------  ---------------------
Acquisitions:
-------------
Sunrise Mall                             Brownsville, TX                     May 2003
Sunrise Commons                          Brownsville, TX                     May 2003
Cross Creek Mall                         Fayetteville, NC                    September 2003
River Ridge Mall                         Lynchburg, VA                       October 2003
Valley View Mall                         Roanoke, VA                         October 2003
Southpark Mall                           Colonial Heights, VA                December 2003
Harford Mall                             Bel Air, MD                         December 2003
Harford Annex                            Bel Air, MD                         December 2003
Honey Creek Mall                         Terre Haute, IN                     March 2004
Volusia Mall                             Daytona Beach, FL                   March 2004
Greenbrier Mall                          Chesapeake, VA                      April 2004
Chapel Hill Mall                         Akron, OH                           May 2004
Chapel Hill Suburban                     Akron, OH                           May 2004
Park Plaza Mall                          Little Rock, AK                     June 2004

Developments:
-------------
The Shoppes at Hamilton Place            Chattanooga, TN                     May 2003
Wilkes-Barre Township  Marketplace       Wilkes-Barre  Township, PA          March 2004
Coastal Grand-Myrtle Beach (50/50        Myrtle Beach, SC                    March 2004
  joint venture)
The Shoppes at Panama City               Panama City, FL                     March 2004


|X| The sale in October 2003 of 41 community centers to Galileo America LLC ("Galileo America"). Six additional community centers were sold to Galileo America in January 2004. Since we have a significant continuing involvement with these properties through our 10% ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the six months ended June 30, 2004, do not include a significant amount of revenues and expenses related to these properties, whereas the six months ended June 30, 2003, includes a full period of revenues and expenses related to these properties.

Revenues

     The $23.2 million increase in revenues resulted primarily from:

|X| an increase in minimum rents and tenant reimbursements of $41.7 million attributable to the New Properties,
|X| an increase in minimum rents and tenant reimbursements of $3.2 million as a result of the consolidation of PPG Venture I Limited Partnership, which was previously accounted for as an unconsolidated affiliate using the equity method, as a result of the implementation of a new accounting pronouncement,

|X| an increase in percentage rents of $0.6 million, which resulted from an increase at the existing properties of $0.3 million and an increase of $0.3 million from the New Properties,
|X| an increase in other rents of $1.5 million, which is primarily the result of an increase in sponsorship income,
|X| an increase in other revenues of $3.1 million primarily due to an increase in the revenues of our taxable REIT subsidiary,
|X| an increase of $0.8 million in management, development and leasing fees, primarily resulting from management fees from Galileo America and development fees from unconsolidated affiliates,
|X| a decrease in minimum rents and tenant reimbursements of $24.8 million related to the community centers that were sold to Galileo America, and
|X| a net decrease in minimum rents and tenant reimbursements of $2.9 million from the remaining properties, which is primarily the result of our cost recovery percentage decreasing to 96.9% for the first six months of 2004 compared to 99.0% for the first six months of 2003

Expenses

     The $3.2 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X| an increase of $14.0 million attributable to the New Properties, |X| an increase of $1.2 million as a result of the consolidation of PPG Venture
     I Limited Partnership
|X| a decrease of $6.0 million related to the community centers that were sold to Galileo America and
|X| a decrease of $6.0 million in operating expenses at the remaining properties.

     The increase of $12.0 million in depreciation and amortization expense was primarily due to:

|X| an increase of $13.0 million attributable to the New Properties, |X| an increase of $0.6 million attributable to the consolidation of PPG
     Venture I Limited Partnership,
|X| an increase of $2.8 million as a result of the ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance at the existing properties and
|X| a decrease of $4.4 million related to the community centers that were sold to Galileo America.

     General and administrative expenses increased $3.2 million primarily as a result of an increase in expense for state taxes of $1.1 million. Also contributing to the increase were annual increases in salaries and benefits of existing personnel and the timing of bonus payments.

     Other expense increased due to an increase of $1.7 million in write-offs of abandoned projects and an increase in operating expenses of our taxable REIT subsidiary.

Interest Income

     The increase in interest income of $0.4 million results from the increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period.

Interest Expense

     Interest expense increased by $7.9 million primarily due to the additional debt related to the New Properties and the conversion of $196.0 million of variable-rate debt to higher fixed-rate debt during the third quarter of 2003.

Gain on Sales of Real Estate Assets

     The net gain on sales of $24.8 million in the six months ended June 30, 2004 was primarily related to a gain of $22.8 million on the centers that have been sold to Galileo America. The remaining $2.0 million of gain relates to sales of four outparcels. The gain on sales of $4.1 million in the six months ended June 30, 2003 resulted from gains on sales of twelve outparcels and two options on land.

Equity in Earnings of Unconsolidated Affiliates

     The increase of $3.1 million in equity in earnings of unconsolidated affiliates is the result of our 10% share of Galileo America's earnings and the opening of Coastal Grand-Myrtle Beach in March 2004.

Discontinued Operations

     Discontinued operations in the six months ended June 30, 2004 result from the sale of Uvalde Plaza, a community center in Uvalde, TX. Discontinued operations in the six months ended June 30, 2003 represent the net operating income from Capital Crossing, a community center in Raleigh, NC, which was sold during the first quarter of 2003.

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

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                Three Months Ended June 30,
                                              ---------------------------------
                                                    2004             2003
                                              ----------------- ---------------
Malls                                               90.9%           85.7%
Associated centers                                   3.7%            3.6%
Community centers                                    2.7%            9.0%
Mortgages, office building and other                 2.7%            1.7%

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the Stabilized Malls increased by 5.6% on a comparable per square foot basis to $135.95 per square foot for the second quarter of 2004 compared with $128.73 per square foot for same period in 2003. Mall store sales increased by 3.4% on a comparable per square foot basis to $311.51 per square foot for the twelve months ended June 30, 2004, from $301.23 per square foot for the twelve months ended June 30, 2003.

     Occupancy costs as a percentage of sales for the Stabilized Malls were 13.7% and 14.5% for the second quarter of 2004 and 2003, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                         June 30,
                                           -------------------------------------
                                                 2004                2003
                                           ------------------ ------------------
Total portfolio occupancy                        91.1%                91.5%
Total mall portfolio:                            91.1%                91.7%
     Stabilized Malls                            91.4%                92.2%
     Non-Stabilized Malls                        85.1%                77.8%
Associated centers                               89.3%                91.7%
Community centers (1)                            92.6%                89.1%

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction

     The occupancy of the Associated Centers declined primarily due to the loss of a 36,000 square foot Just For Feet Store at the Village at Rivergate in Nashville, TN, as well as both a 46,000 square foot Appliance Factory Warehouse and a 15,000 square foot The Fresh Market at Hamilton Corner in Chattanooga, TN. These two associated centers are under redevelopment with replacement prospects that should open in 2005, one of which is currently paying rent.

Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                    At June 30,
                                        -------------------------------------
                                              2004               2003
                                        ------------------ ------------------
Stabilized Malls                              $25.26             $23.98
Non-Stabilized Malls                           27.01              26.52
Associated centers                              9.70               9.88
Community centers (1)                           7.99               8.70

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     The following table shows the positive results we were able to achieve through new and renewal leasing during the second quarter of 2004 for spaces that were previously occupied:

                                                  Base Rent          Base Rent
                                                 Per Square         Per Square
                                                    Foot               Foot
                              Square Feet      Prior Lease (1)     New Lease (2)        Increase
                              ------------     ---------------     -------------       -----------
Stabilized Malls               366,289             $24.74              $26.41               6.8%
Associated centers               4,000              13.60               14.62               7.5%
Community centers (3)            9,040               9.73               12.34              26.8%

 (1)Represents the rent that was in place at the end of the lease term.
 (2)Average base rent over the term of the new lease.
 (3)Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     The 6.8% increase for the Stabilized Malls includes the impact of some specific situations where we are re-merchandising and re-tenanting properties. In these situations, we have entered into renewals of one to two years in order to relocate the effected tenants. While this results in a short-term negative impact on renewal leasing results, it provides us with an opportunity for better long-term growth in rental revenues once the re-merchandising and re-tenanting is completed.

LIQUIDITY AND CAPITAL RESOURCES

     There was $30.0 million of unrestricted cash and cash equivalents as of June 30, 2004, an increase of $9.7 million from December 31, 2003. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities increased by $25.1 million to $150.1 million primarily due to the operations of the New Properties, offset by a decrease related to the community centers that were sold in Phases I and II of the Galileo America transaction.

     Cash used by investing activities increased by $100.5 million to $233.7 million for the six months ended June 30, 2004, compared to $133.1 million for the same period in 2003. Cash used to acquire real estate assets was $299.0 million higher in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to a larger volume of acquisitions during the 2004 period. This amount was partially offset by an increase from cash in escrow of $78.5 million that was used to fund these acquisitions. The net cash used to acquire real estate assets was also offset by cash inflows related to (i) an increase of $88.3 million in proceeds from sales of real estate assets that was primarily from Phase II of the Galileo America transaction, (ii) an increase of $7.8 million related to two notes receivable that were retired and (iii) an increase of $9.6 million related to the excess of distributions from unconsolidated affiliates over our equity in earnings of those unconsolidated affiliates.

     Cash provided by financing activities increased by $72.7 million to $93.2 million for the six months ended June 30, 2004, compared to $20.5 million in the comparable period of 2003. The increase primarily results from an increase in proceeds from borrowings of $97.6 million while principal payments only increased $19.8 million. The higher level of proceeds from borrowings is primarily related to borrowings on our lines of credit and two new short-term loans used to fund the acquisitions completed during 2004.

Debt

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                 Weighted
                                                                                                                 Average
                                                                  Minority      Unconsolidated                   Interest
                                                 Consolidated     Interests       Affiliates       Total         Rate(1)
                                                 ------------- ---------------- --------------- ------------- ---------------
June 30, 2004:
Fixed-rate debt:
     Non-recourse loans on operating properties    $2,366,070     $(53,365)       $  58,885      $2,371,590         6.56%
                                                 ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties      238,825           --          109,748         348,573         2.49%
     Construction loans                                 9,140           --           11,293          20,433         2.94%
     Lines of credit                                  481,400           --               --         481,400         2.24%
                                                 ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                         729,365           --          121,041         850,406         2.36%
                                                 ------------- ---------------- --------------- ------------- ---------------
Total                                              $3,095,435     $(53,365)      $  179,926      $3,221,996         5.45%
                                                 ============= ================ =============== ============= ===============

December 31, 2003:
Fixed-rate debt:
     Non-recourse loans on operating properties    $2,256,544    $ (19,577)      $   57,985     $2,294,952          6.64%
                                                 ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties      105,558           --           30,335        135,893          2.73%
     Construction loans                                    --           --           46,801        46,801           2.94%
     Lines of credit                                  376,000           --               --        376,000          2.23%
                                                 ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                         481,558           --           77,136        558,694          2.39%
                                                 ------------- ---------------- --------------- ------------- ---------------
Total                                              $2,738,102    $ (19,557)      $  135,121     $2,853,646          5.81%
                                                 ============= ================ =============== ============= ===============

(1) Weighted average interest rate before amortization of deferred financing costs.


     We currently have four secured credit facilities with total availability of $483.0 million, of which $419.0 million was outstanding as of June 30, 2004. The secured credit facilities bear interest at LIBOR plus 1.00%.

     We have a short-term, unsecured credit facility of $130.0 million that matures September 30, 2004 and bears interest at LIBOR plus 1.30%. We obtained this credit facility to provide additional funds for the acquisitions that were completed during the fourth quarter of 2003. There was $62.4 million outstanding under this facility at June 30, 2004.

     We also have secured lines of credit with total availability of $25,652 million that can only be used to issue letters of credit. There was $12,573 million outstanding under these lines at June 30, 2004.

     We assumed one loan totaling $41.3 million in connection with the acquisitions completed during the second quarter of 2004. This loan bears interest at a fixed rate of 8.69% and matures in 2010. Since the stated interest rate on the fixed-rate loan was above market rates for similar debt instruments at the date of acquisition, a debt premium of $7.7 million was recorded to reflect the assumed debt at estimated fair value.

     We obtained two short-term, variable-rate loans to fund part of the purchase price for two separate acquisitions. The loans were for $92.7 million, which matures in April 2006, and $66.5 million, which matures in May 2006. Both loans bear interest at LIBOR plus 100 basis points and have three-one year extension options that are at the option of the Company.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at June 30, 2004. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At June 30, 2004, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $212.5 million of debt that is scheduled to mature before June 30, 2005. There are extension options in place that will extend the maturity of $41.1 million of this debt beyond June 30, 2005. We expect to either retire or refinance the remaining $171.4 million of maturing loans.

Equity

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which approximately $447.0 million was available at June 30, 2004.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at June 30, 2004 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units               55,981             $55.00           $3,078,955
8.75% Series B Cumulative Redeemable Preferred Stock        2,000             $50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock          460            $250.00              115,000
                                                                                            -----------------
Total market equity                                                                             3,293,955
Company's share of total debt                                                                   3,221,996
                                                                                            -----------------
Total market capitalization                                                                    $6,515,951
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           49.4%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on June 30, 2004. The stock price for the preferred stock represents the face value of each respective series of preferred stock.

Capital Expenditures

     We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We do not expect to pursue these opportunities unless adequate sources of funding are available and a satisfactory budget with targeted returns on investment has been internally approved.

     An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

     The following development projects were under construction at June 30, 2004 (dollars in thousands):

                                                                                 Our Share of
                                                     Gross         Our Share      Cost as of        Projected
          Property                Location       Leasable Area     Of Costs     June 30, 2004      Opening Date
----------------------------  ------------------ ---------------  ------------  ---------------  ----------------
Mall
----
Imperial Valley Mall          El Centro, CA           752,000          $45,557         $20,278      March 2005

Mall Expansions
---------------
Cherryvale Mall               Rockford, IL             94,000            3,183           2,498     August 2004
East Towne Mall               Madison, WI             139,000           21,206          11,505     October 2004
West Towne Mall               Madison, WI             115,000           21,541           6,163     October 2004
Arbor Place Rich's-Macy's     Douglasville, GA        140,000           10,000           4,206    November 2004
The Lakes Mall                Muskegon, MI             45,000            4,771           1,286    November 2004

Open Air Center
---------------
Southaven Towne Center        Southaven, MS           407,000           23,885          12,630     October 2005

Associated Center Expansion
---------------------------
CoolSprings Crossing          Nashville, TN            10,000            1,415              13    November 2004

Community Center
----------------
Charter Oak Marketplace       Hartford, CT            334,000           12,836           7,781    November 2004

Community Center Expansion
--------------------------
Coastal Way-Circuit City      Spring Hill, FL          22,000            1,820             130    September 2004
                                                 ---------------  ------------  ---------------
                                                    2,058,000         $146,214         $66,490
                                                 ===============  ============  ===============

     There is a construction loan in place for the costs of the new mall development. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls, open air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

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

     On April 8, 2004, we acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107.3 million. The purchase price was partially financed with a new recourse term loan of $92.7 million that bears interest at LIBOR plus 100 basis points and matures in April 2006.

     On April 21, 2004, we acquired Fashion Square, a community center in Orange Park, FL for a cash purchase price, including transaction costs, of $4.0 million.

     On May 20, 2004, we acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH for a cash purchase price of $78.3 million, including transaction costs. The purchase price was partially financed with a new recourse term loan of $66.5 million that bears interest at LIBOR plus 100 basis points and matures in May 2006.

     On June 22, 2004, we acquired Park Plaza Mall in Little Rock, AR for a purchase price, including transaction costs, of $77.5 million, which consisted of $36.2 million in cash and the assumption of $41.3 million of non-recourse debt that bears interest at a stated rate of 8.69% and matures in May 2010. We recorded a debt premium of $7.7 million, computed using an estimated market interest rate of 4.90%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.


     On July 28, 2004, the Company acquired Monroeville Mall in the eastern Pittsburgh suburb of Monroeville, PA, for a purchase price of $231.2 million, which consisted of $36.2 million in cash, the assumption of $134.0 million of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013 and the issuance of 780,470 special common units in the Operating Partnership valued at $60.95 million. The Company recorded a debt premium of $3.6 million, computed using an estimated market interest rate of 5.30%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. The results of operations of Monroeville Mall will be included in the consolidated financial statements beginning July 28, 2004.

Dispositions

     The second phase of the joint venture transaction with Galileo America, Inc. closed on January 5, 2004, when we sold interests in six community centers for $92.4 million, which consisted of $62.7 million in cash, the retirement of $26.0 million of debt on one of the community centers, the joint venture's assumption of $2.8 million of debt and closing costs of $0.9 million. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale as of December 31, 2003. We did not record any depreciation expense on these assets during the six months ended June 30, 2004.

     The third phase of the joint venture transaction is scheduled to close in January 2005 and will include five community centers. The total purchase price for these community centers will be $86.8 million.

     We sold Uvalde Plaza, a community center in Uvalde, TX, and recognized a gain of $0.4 million during the second quarter of 2004.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $13.5 million during the six months ended June 30, 2004 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $7.4 million for the six months ended June 30, 2004 and included $3.1 million for roof repairs and replacements. Renovation expenditures were $13.2 million for the six months ended June 30, 2004.

     Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in the six months ended June 30, 2004 and 2003.

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

     FFO increased 2.7% for the six months ended June 30, 2004 to $138.4 million compared to $134.7 million for the same period in 2003. The New Properties generated 96% of the growth in FFO. Consistently high portfolio occupancy and recoveries of operating expenses as well as increases in rental rates from renewal and replacement leasing accounted for the remaining 4% growth in FFO.

The calculation of FFO is as follows (in thousands):

                                                                       Three Months Ended               Six Months Ended
                                                                            June 30,                        June 30,
                                                                     -------------------------     --------------------------
                                                                        2004           2003            2004            2003
                                                                     ------------ ------------     -------------- -----------
Net income available to common shareholders                            $21,708        $21,022         $51,897         $43,798
Depreciation and amortization from consolidated properties              33,026         27,593          65,759          53,807
Depreciation and amortization from unconsolidated affiliates             1,547          1,123           2,743           2,019
Depreciation and amortization from discontinued operations                   8             97              20             205
Minority interest in earnings of operating partnership                  17,840         17,979          42,874          38,616
Minority investors' share of depreciation and amortization
    in shopping center properties                                        (304)          (275)           (597)           (541)
Gain on disposal of operating real estate assets                       (4,484)             --        (23,565)              --
Gain on discontinued operations                                          (525)             --           (520)         (2,935)
Depreciation and amortization of non-real estate assets                   (78)          (133)           (213)           (266)
                                                                     ------------ ------------     -------------- -----------
FUNDS FROM OPERATIONS                                                  $68,738        $67,406        $138,398        $134,703
                                                                     ============ ============     ============== ===========
DILUTED WEIGHTED AVERAGE SHARES AND
    POTENTIAL DILUTIVE COMMON SHARES
    WITH OPERATING PARTNERSHIP UNITS
    FULLY CONVERTED                                                     56,901     56,748              56,832          56,625


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

     Based on the Company's proportionate share of consolidated and unconsolidated variable rate debt at June 30, 2004, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $4.3 million and, after the effect of capitalized interest, annual earnings by approximately $3.8 million.

     Based on the Company's proportionate share of consolidated and unconsolidated debt at June 30, 2004, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $57.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $58.7 million.

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

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None

ITEM 2: Changes is Securities, Use of Proceeds and Issuer Purchase of Equity Securities

         The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2004:

                                                                                        Maximum Number of
                                                    Average        Total Number of      Shares that May Yet
                                 Total Number        Price       Shares Purchased as      Be Purchased
                                  of Shares        Paid per       Part of a Publicly        Under the
         Period                 Purchased (1)      Share (2)           Announced Plan         Plan
         ---------------------  --------------- ---------------- --------------------- ---------------------
         April 1-30, 2004            --               --                 --                    --
         May 1-31, 2004             1,254           $50.525              --                    --
         June 1-30, 2004             --               --                 --                    --
                                --------------- ---------------- --------------------- ---------------------
         Total                      1,254           $50.525                  --                     --
                                =============== ================ ===================== =====================

          (1) Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock issued under the CBL & Associates Properties, Inc. 1993 Stock Incentive Plan.

          (2) Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         The Company held it Annual Meeting of Shareholders on May 10, 2004. The matters that were submitted to a vote of shareholders and the related results are as follow:

          1. The following directors were re-elected to three-year terms that expire in 2007:

               |X| Stephen D. Lebovitz (25,902,422 votes for and 1,752,946 votes against or withheld)
               |X| Winston W. Walker (24,022,038 votes for and 3,633,330 votes against or withheld)

               The  following   additional   directors  are  presently   serving
               three-year terms, which continue beyond the 2004 Annual Meeting of Shareholders:

               |X| Charles B. Lebovitz (term expires in 2005), |X| Claude M. Ballard (term expires in 2005), |X| Gary L. Bryenton (term expires in 2005), |X| Leo Fields (term expires in 2005)
               |X|  John N. Foy (term expires in 2006),
               |X|  Martin J. Cleary (term expires in 2006).

               See  Item 5 below for information related to William J. Poorvu.

          2. Deloitte & Touche was ratified as the Company's independent public accountants for the Company's fiscal year ending December 31, 2004 (24,148,774 votes for and 3,506,594 votes against or withheld).

ITEM 5:  Other Information

         William J. Poorvu retired from the Board of Directors on July 29, 2004, to devote attention to other interests. The Company intends to fill the vacant Board seat at a future Board meeting.

ITEM 6:  Exhibits and Reports on Form 8-K

          A.   Exhibits

          3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of CBL & Associates Properties, Inc. (a)

          31.1 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 36.

          31.2 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 37.

          32.1 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 38.

          32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 39.

---------------------------------

          (a) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

          B.   Reports on Form 8-K

          The  following items were reported:

          The information required by Rule 3-14 of Regulation S-K related to the acquisitions completed by the Company during 2003 was filed on July 9, 2004.

          The outline from the Company's July 28, 2004 conference call with analysts and investors regarding earnings for the quarter ended June 30, 2004, the Company's earnings release and the Company's supplemental information package were furnished on July 30, 2003.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CBL & ASSOCIATES PROPERTIES, INC.

                              /s/ John N. Foy
      ---------------------------------------------------------------
                                John N. Foy
          Vice Chairman of the Board, Chief Financial Officer and
                                 Treasurer
                  (Authorized Officer of the Registrant,
                       Principal Financial Officer)


Date: August 9, 2004