Form 10-Q
period 2004-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2004-11-09
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 YES |X| NO |_|

As of November 3, 2004, there were 31,225,621 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.

  PART I - FINANCIAL INFORMATION

  ITEM 1:   Financial Statements..............................................3
            Consolidated Balance Sheets.......................................4
            Consolidated Statements of Operations.............................5
            Consolidated Statements of Cash Flows.............................6
            Notes to Unaudited Consolidated Financial Statements..............7
  ITEM 2:   Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................16
  ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk.......31
  ITEM 4:   Controls and Procedures..........................................32

  PART II - OTHER INFORMATION................................................32

  ITEM 1:   Legal Proceedings................................................32
  ITEM 2:   Changes in Securities, Use of Proceeds and Issuer Purchase
            of Equity Securities.............................................32
  ITEM 3:   Defaults Upon Senior Securities..................................32
  ITEM 4:   Submission of Matters to a Vote of Security Holders..............32
  ITEM 5:   Other Information................................................32
  ITEM 6:   Exhibits.........................................................32


  SIGNATURE..................................................................34

                        CBL & Associates Properties, Inc.


ITEM 1:   Financial Statements

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended September 30, 2004, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These  financial  statements  should  be read  in  conjunction  with  CBL &
Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

                        CBL & Associates Properties, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)


                                                                                 September 30,           December 31,
                                                                                     2004                    2003
                                                                                 -------------           ------------
ASSETS
Real estate assets:
  Land..............................................................               $  626,550             $  578,310
  Buildings and improvements........................................                4,389,275              3,678,074
                                                                                 -------------           ------------
                                                                                    5,015,825              4,256,384
    Less accumulated depreciation...................................                 (549,099)              (467,614)
                                                                                 -------------           ------------
                                                                                    4,466,726              3,788,770
  Real estate assets held for sale, net.............................                   67,610                 64,354
  Developments in progress..........................................                  102,176                 59,096
                                                                                 -------------           ------------
    Net investment in real estate assets............................                4,636,512              3,912,220
Cash and cash equivalents...........................................                   27,238                 20,332
Cash in escrow......................................................                       --                 78,476
Receivables:
  Tenant, net of allowance for doubtful accounts of $3,237 in
     2004 and 2003..................................................                   37,232                 42,165
  Other.............................................................                   11,009                  3,033
Mortgage and other notes receivable.................................                   35,116                 36,169
Investments in unconsolidated affiliates............................                   76,046                 96,450
Other assets........................................................                   94,783                 75,465
                                                                                 -------------           ------------
                                                                                   $4,917,936             $4,264,310
                                                                                 =============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................               $3,292,186             $2,709,348
Mortgage notes payable on real estate assets held for sale..........                    2,362                 28,754
Accounts payable and accrued liabilities............................                  185,593                161,477
                                                                                 -------------           ------------
  Total liabilities.................................................                3,480,141              2,899,579
                                                                                 -------------           ------------
Commitments and contingencies (Notes 2, 3, 6 and 9) ................
Minority interests..................................................                  561,513                527,431
                                                                                 -------------           ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2004 and 2003..............                       20                     20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2004 and 2003................                        5                      5
  Common stock, $.01 par value, 95,000,000 shares authorized,
         31,211,698 and 30,323,476 shares issued and outstanding
         in 2004 and 2003, respectively.............................                      312                    303
  Additional paid - in capital......................................                  853,822                817,613
  Deferred compensation.............................................                   (3,295)                (1,607)
  Retained earnings.................................................                   25,418                 20,966
                                                                                 -------------           ------------
    Total shareholders' equity......................................                  876,282                837,300
                                                                                 -------------           ------------
                                                                                   $4,917,936             $4,264,310
                                                                                 =============           ============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                       September 30,
                                                        -------------------------------      -----------------------------
                                                            2004               2003              2004             2003
                                                        ------------       ------------      -----------      ------------
REVENUES:
Minimum rents.......................................     $   121,300       $   105,987       $  344,177       $   312,757
Percentage rents....................................           2,289             2,228           10,457             9,749
Other rents.........................................           2,084             1,623            7,326             5,413
Tenant reimbursements...............................          60,183            48,208          158,989           145,980
Management, development and leasing fees............           2,868             1,221            6,379             3,946
Other...............................................           5,503             3,592           15,799            10,740
                                                        ------------       ------------      -----------      ------------
 Total revenues....................................         194,227           162,859          543,127           488,585
                                                        ------------       ------------      -----------      ------------
EXPENSES:
Property operating..................................          31,702            24,361           85,813            76,347
Depreciation and amortization.......................          38,023            28,286          103,754            82,065
Real estate taxes...................................          15,486            13,087           42,787            39,762
Maintenance and repairs.............................          11,337             9,606           31,825            29,708
General and administrative..........................           8,280             7,228           24,505            20,225
Other...............................................           5,681             2,703           13,636             7,359
                                                        ------------       ------------      -----------      ------------
  Total expenses....................................         110,509            85,271          302,320           255,466
                                                        ------------       ------------      -----------      ------------
Income from operations..............................          83,718            77,588          240,807           233,119
Interest income.....................................             836               639            2,422             1,805
Interest expense....................................         (46,042)          (38,038)        (129,274)         (113,330)
Loss on extinguishment of debt......................              --                --               --              (167)
Gain on sales of real estate assets.................           1,522               837           26,302             4,933
Equity in earnings of unconsolidated affiliates.....           1,407               922            6,953             3,410
Minority interest in earnings:
  Operating partnership.............................         (16,624)          (17,235)         (59,498)          (55,851)
  Shopping center properties........................            (974)             (597)          (4,033)           (2,011)
                                                        ------------       ------------      -----------      ------------
Income before discontinued operations...............          23,843            24,116           83,679            71,908
Operating income of discontinued operations.........              12               159              385               614
Gain on discontinued operations.....................             325               633              845             3,568
                                                        ------------       ------------      -----------      ------------
Net income..........................................          24,180            24,908           84,909            76,090
Preferred dividends.................................          (4,416)           (4,683)         (13,248)          (12,067)
                                                        ------------       ------------      -----------      ------------
Net income available to common shareholders.........     $    19,764        $   20,225       $   71,661        $   64,023
                                                        ============       ============      ===========     =============
Basic per share data:
    Income before discontinued operations,
        net of preferred dividends..................      $    0.63         $    0.65        $    2.30         $     2.00
    Discontinued operations.........................           0.01              0.02             0.04               0.14
                                                        ------------       ------------      -----------      ------------
    Net income available to common
       shareholders.................................      $    0.64         $    0.67        $    2.34         $     2.14
                                                        ============       ============      ===========     =============
    Weighted average common shares
       outstanding................................           30,770            30,022           30,565             29,879
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends...................      $    0.61         $    0.62        $    2.22         $     1.93
    Discontinued operations.........................           0.01              0.03             0.04               0.13
                                                        ------------       ------------      -----------      ------------
    Net income available to common
       shareholders.................................      $    0.62         $    0.65        $    2.26         $     2.06
                                                        ============       ============      ===========     =============
Weighted average common and potential
       dilutive common shares outstanding...........         31,983            31,301           31,777             31,070

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                       --------------------------------
                                                                                            2004              2003
                                                                                       ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................          $      84,909     $      76,090
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 71,826            62,817
  Amortization ...............................................................                 37,252            23,066
  Amortization of debt premiums...............................................                 (3,601)               --
  Gain on sales of real estate assets.........................................                (26,613)           (4,943)
  Gain on discontinued operations.............................................                   (845)           (3,568)
  Issuance of stock under incentive plan......................................                  1,422             1,617
  Write-off of development projects...........................................                  3,314               153
  Accrual of deferred compensation............................................                    342               269
  Amortization of deferred compensation.......................................                    454               155
  Loss on extinguishment of debt..............................................                     --               167
  Minority interest in earnings...............................................                 63,531            57,889
  Amortization of above and below market leases...............................                 (2,275)              (82)
Changes in:
  Tenant and other receivables................................................                 (1,971)           (5,697)
  Other assets................................................................                 (7,905)          (16,242)
  Accounts payable and accrued liabilities....................................                  9,402             3,529
                                                                                       ---------------   --------------
          Net cash provided by operating activities...........................                229,242           195,220
                                                                                       ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of real estate assets and other assets.......................               (379,129)          (85,416)
    Additions to real estate assets...........................................                (89,343)          (69,950)
    Other capital expenditures................................................                (57,600)         (100,492)
    Capitalized interest......................................................                 (3,219)           (4,512)
    Additions to other assets.................................................                 (1,614)           (7,083)
    Reduction of cash in escrow ..............................................                 78,476                --
    Proceeds from sales of real estate assets.................................                117,748            19,831
    Additions to note receivable..............................................                 (9,529)               --
    Payments received on mortgage notes receivable............................                 10,582             1,174
    Additional investments in and advances to unconsolidated affiliates.......                (19,619)           (9,142)
    Distributions in excess of equity in earnings of unconsolidated affiliates                 26,840               222
    Purchase of minority interest in the operating partnership................                 (5,450)          (21,013)
                                                                                       ---------------   --------------
          Net cash used in investing activities...............................               (331,857)         (276,381)
                                                                                       ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                518,981           383,959
    Principal payments on mortgage and other notes payable....................               (278,973)         (282,276)
    Additions to deferred financing costs.....................................                 (5,468)           (4,462)
    Proceeds from issuance of common stock....................................                    334             3,574
    Proceeds from issuance of preferred stock.................................                     --           111,272
    Proceeds from exercise of stock options...................................                 12,766             5,969
    Distributions to minority interests.......................................                (58,297)          (54,134)
    Dividends paid............................................................                (79,822)          (70,908)
                                                                                       ---------------   --------------
          Net cash provided by financing activities...........................                109,521            92,994
                                                                                       ---------------   --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                  6,906            11,833
CASH AND CASH EQUIVALENTS, beginning of period                                                 20,332            13,355
                                                                                       ---------------   --------------
CASH AND CASH EQUIVALENTS, end of period......................................          $      27,238     $      25,188
                                                                                       ===============   ==============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................          $     126,450     $     110,813
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

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At September 30, 2004, the Operating Partnership owned controlling interests in 62 regional malls, 25 associated centers (each adjacent to a regional shopping mall), 13 community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in five regional malls, one associated center and 43 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had one mall, which is owned in a joint venture, four mall expansions, one open-air shopping center, three associated center expansions and three community centers under construction at September 30, 2004. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2004, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.7% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.2% limited partner interest for a combined interest held by CBL of 54.9%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating
Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2004, CBL's Predecessor owned a 15.4% limited partner interest, Jacobs owned a 21.0% limited partner interest and third parties owned an 8.7% limited partner interest in the Operating Partnership. CBL's Predecessor also owned 2.6 million shares of CBL's common stock at September 30, 2004, for a total combined effective interest of 20.0% in the Operating Partnership.

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

Note 2 - Investments In Unconsolidated Affiliates

     At September 30, 2004, the Company had investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                                      Company's
Joint Venture                      Property Name                                       Interest
- -------------------------------------------------------------------------------------------------------
Governor's Square IB                        Governor's Plaza                            50.0%
Governor's Square Company                   Governor's Square                           47.5%
Imperial Valley Mall L.P.                   Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company                  Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.                 Coastal Grand-Myrtle Beach                  50.0%
Mall of South Outparcel L.P.                Coastal Grand-Myrtle Beach (vacant land)    50.0%
Mall Shopping Center Company                Plaza del Sol                               50.6%
Parkway Place L.P.                          Parkway Place                               45.0%
Galileo America LLC                         Portfolio of 43 community centers           10.0%

     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                Company's Share for the
                                             Total for the Three Months              Three Months
                                                Ended September 30,               Ended September 30,
                                          --------------------------------     -----------------------------
                                               2004              2003              2004            2003
                                          ---------------   --------------     -------------  --------------
Revenues                                        $26,006           $9,838          $7,288          $5,771
Depreciation and amortization                    (7,120)          (1,772)         (1,862)           (982)
Interest expense                                 (6,492)          (3,270)         (1,658)         (2,083)
Other operating expenses                         (6,557)          (3,433)         (1,883)         (1,784)
Discontinued operations                           1,431               --             143              --
Gain on sales of real estate assets              (1,111)              --            (621)             --
                                          ---------------   --------------     -------------  --------------
Net income                                      $ 6,157          $ 1,363          $1,407           $ 922
                                          ===============   ==============     =============  ==============

                                                                                Company's Share for the
                                             Total for the Nine Months                Nine Months
                                                Ended September 30,               Ended September 30,
                                          --------------------------------     -----------------------------
                                               2004              2003              2004            2003
                                          ---------------   --------------     -------------  --------------
Revenues                                        $78,970          $30,354          $21,104        $17,725
Depreciation and amortization                   (18,702)          (5,445)          (4,605)        (3,001)
Interest expense                                (18,880)          (8,601)          (4,734)        (6,230)
Other operating expenses                        (20,144)          (8,888)          (5,572)        (5,084)
Discontinued operations                           1,646               --              164             --
Gain on sales of real estate assets               2,478               --              596             --
                                          ---------------   --------------     -------------  --------------
Net income                                      $25,368          $ 7,420          $ 6,953        $ 3,410
                                          ===============   ==============     =============  ==============

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

     The Company has entered into master lease agreements with Galileo America on certain of the first and second phase properties. The remaining aggregate obligation under these master lease agreements was $4,456 at September 30, 2004. The master lease arrangements are for various terms of up to fifteen years.

     The Company sold a community center expansion to Galileo America during September 2004 for $3,447 in cash. The Company recognized gain of $1,313 to the extent of the third party partner's ownership interest and deferred gain of $147 to the extent of the Company's ownership interest.

     The third phase of the joint venture transaction is scheduled to close in January 2005 and will include four community centers and one community center expansion. The total purchase price for these community centers will be $86,800. The real estate assets and related mortgage notes payable of the properties that will be included in the third phase have been reflected as held for sale at September 30, 2004. The Company ceased recording depreciation expense on these assets in January 2004 when it was determined these assets met the criteria to be reflected as held for sale.

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

     In September 2004, Mall of South Carolina L.P. obtained a long-term, non-recourse, fixed-rate mortgage loan totaling $118,000. The loan is comprised of a $100,000 A-note to a financial institution that bears interest at 5.09%, which matures in September 2014, and two 10-year B-notes of $9,000 each that bear interest at 7.75% and mature in September 2014. The Company and its third party partner in Mall of South Carolina L.P. each hold one of the B-notes. The total net proceeds from these loans were used to retire $80,493 of outstanding borrowings under the construction loan that partially financed the development of Coastal Grand-Myrtle Beach.

     Effective January 1, 2004, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity.

     The Company determined that one unconsolidated affiliate, PPG Venture I Limited Partnership ("PPG"), is a variable interest entity and that the Company is the primary beneficiary. The Company began consolidating the assets, liabilities and results of operations of PPG effective January 1, 2004. The Company initially measured the assets, liabilities and noncontrolling interest of PPG at the carrying amounts at which they would have been carried in the consolidated financial statements as if FASB Interpretation No. 46 had been effective when the Company first met the conditions to be the primary beneficiary, which was the inception of PPG. The Company owns a 10% interest in PPG, which owns one associated center and two community centers. At September 30, 2004, PPG had non-recourse, fixed-rate debt of $37,889 that was secured by the real estate assets it owns, which had a net carrying value of $50,235.

Note 3 - Mortgage and Other Notes Payable

     Mortgage and other notes payable consisted of the following at September 30, 2004 and December 31, 2003, respectively:

                                                     September 30, 2004                 December 31, 2003
                                              ------------------------------      -----------------------------
                                                                   Weighted                          Weighted
                                                                    Average                          Average
                                                                   Interest                          Interest
                                                   Amount           Rate(1)          Amount          Rate(1)
                                              ----------------  ------------     ----------------  ------------
Fixed-rate debt:
   Non-recourse loans on operating properties     $  2,489,892        6.49%         $  2,256,544       6.63%
Variable-rate debt:
   Recourse term loans on operating properties         238,825        2.81%              105,558       2.67%
   Construction loans                                   11,031        3.27%                   --         --
   Lines of credit                                     554,800        2.77%              376,000       2.23%
                                               ----------------                   ---------------
   Total variable-rate debt                            804,656        2.79%              481,558       2.33%
                                               ================                   ===============
Total                                             $  3,294,548        5.59%         $  2,738,102       5.87%
                                               ================                   ===============

(1) Weighted-average interest rate before amortization of deferred financing costs.

     See  Note  6  for  a  description  of  debt  assumed  in  connection   with
acquisitions completed during the nine months ended September 30, 2004.

Unsecured Line of Credit

     In August 2004, the Company entered into a new $400,000 unsecured credit facility, which bears interest at LIBOR plus a margin of 100 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. The Company drew on the credit facility to repay all $102,400 of outstanding borrowings under the Company's previous $130,000 unsecured credit facility, which had an interest rate of LIBOR plus 1.30% and was scheduled to mature in September 2004. At September 30, 2004, the outstanding borrowings of $104,800 under the $400,000 credit facility had a weighted average interest rate of 2.98%.

Secured Lines of Credit

     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of September 30, 2004:

      Total             Total          Maturity
    Available        Outstanding         Date
- ----------------------------------------------------
   $  373,000         $  367,000     February 2006
       80,000             53,000       June 2006
       20,000             20,000      March 2007
       10,000             10,000      April 2006
- -------------------------------------
   $  483,000         $  450,000
=====================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 2.72% at September 30, 2004.

Letters of Credit

     At September 30, 2004, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total outstanding amount under these lines of credit was $15,269 at September 30, 2004.

Covenants and Restrictions

     Eighteen malls, five associated centers, two community centers and the office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

     As of September 30, 2004, the Company had $950 available in unfunded construction loans on operating properties that can be used to replenish working capital previously used for construction.

     The weighted average remaining term of the Company's  consolidated debt was
4.6 years at September 30, 2004 and 5.3 years at December 31, 2003.

Note 4 -Derivative Financial Instruments

     The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. The Company had no derivative instruments at September 30, 2004.

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

                                                         Associated      Community
Three Months Ended September 30, 2004        Malls         Centers        Centers           All Other       Total
- --------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  173,459       $  7,437        $  5,480          $  7,851     $  194,227
Property operating expenses (1)             (58,887)        (1,684)         (1,319)            3,365        (58,525)
Interest expense                            (41,419)        (1,215)           (783)           (2,625)       (46,042)
Other expense                                    --             --              --            (5,681)        (5,681)
Gain(loss) on sales of real estate
  assets                                      (178)            327           1,369                 4          1,522
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $   72,975       $  4,865        $  4,747          $  2,914         85,501
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                       (38,023)
General and administrative expense                                                                           (8,280)
Interest income                                                                                                 836
Equity in earnings and minority
  interest in earnings                                                                                      (16,191)
                                                                                                         -----------
Income before discontinued operations                                                                    $   23,843
                                                                                                         ===========
Capital expenditures (2)                 $  265,087       $ 36,366        $  5,399         $   5,289     $  312,141

                                                         Associated      Community
Three Months Ended September 30, 2003        Malls         Centers        Centers           All Other       Total
- --------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  138,577       $  6,351        $ 15,331          $  2,600     $  162,859
Property operating expenses (1)             (49,236)        (1,648)         (3,278)            7,108        (47,054)
Interest expense                            (35,040)        (2,038)         (2,001)            1,041        (38,038)
Other expense                                    --             --              --            (2,703)        (2,703)
Gain(loss) on sales of real estate
  assets                                        467             --             371                (1)           837
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $   54,768       $  2,665        $ 10,423          $  8,045     $   75,901
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                       (28,286)
General and administrative expense                                                                           (7,228)
Interest income                                                                                                 639
Loss on extinguishment of debt                                                                                   --
Equity in earnings and minority
  interest in earnings                                                                                      (16,910)
                                                                                                         -----------
Income before discontinued operations                                                                    $   24,116
                                                                                                         ===========
Capital expenditures (2)                 $  188,880       $  3,062        $ 14,525          $  4,066     $  210,533

                                                         Associated      Community
Nine Months Ended September 30, 2004         Malls         Centers        Centers           All Other       Total
- --------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  488,032       $ 21,926        $ 13,742          $ 19,427     $  543,127
Property operating expenses (1)            (164,714)        (4,947)         (4,043)           13,279       (160,425)
Interest expense                           (118,492)        (3,611)         (2,301)           (4,870)      (129,274)
Other expense                                    --             --              --           (13,636)       (13,636)
Gain on sales of real estate assets             848            327          24,933               194         26,302
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $  205,674       $ 13,695        $ 32,331          $ 14,394        266,094
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                      (103,754)
General and administrative expense                                                                          (24,505)
Interest income                                                                                               2,422
Equity in earnings and minority
  interest in earnings                                                                                      (56,578)
                                                                                                         -----------
Income before discontinued operations                                                                    $   83,679
                                                                                                         ===========
Total assets                             $4,383,552       $244,366        $157,466          $132,552     $4,917,936
Capital expenditures (2)                 $  788,742       $ 36,799        $ 11,004          $ 46,342     $  882,887

                                                         Associated      Community
Nine Months Ended September 30, 2003         Malls         Centers        Centers           All Other       Total
- --------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  418,598       $ 17,551        $ 44,716          $  7,720     $  488,585
Property operating expenses (1)            (145,375)        (4,448)        (10,434)           14,440       (145,817)
Interest expense                           (102,909)        (3,938)         (5,963)             (520)      (113,330)
Other expense                                    --             --              --            (7,359)        (7,359)
Gain(loss) on sales of real estate
  assets                                      1,727             --           3,208                (2)         4,933
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $  172,041       $  9,165        $ 31,527          $ 14,279        227,012
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                       (82,065)
General and administrative expense                                                                          (20,225)
Interest income                                                                                               1,805
Loss on extinguishment of debt                                                                                 (167)
Equity in earnings and minority
  interest in earnings                                                                                      (54,452)
                                                                                                         -----------
Income before discontinued operations                                                                    $   71,908
                                                                                                         ===========
Total assets                             $3,351,809       $ 89,643        $479,600          $109,477     $4,130,529
Capital expenditures (2)                 $  326,742       $ 18,303        $ 31,528          $  4,438     $  381,011

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

     On April 8, 2004, the Company acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107,450. The purchase price was partially financed with a new recourse term loan of $92,650 that bears interest at LIBOR plus 100 basis points, matures in April 2006 and has three one-year extension options that are at the Company's election.

     On April 21, 2004, the Company acquired Fashion Square, a community center in Orange Park, FL for a cash purchase price, including transaction costs, of $3,961.

     On May 20, 2004, the Company acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH for a cash purchase price of $78,252, including transaction costs. The purchase price was partially financed with a new recourse term loan of $66,500 that bears interest at LIBOR plus 100 basis points, matures in May 2006 and has three one-year extension options that are at the Company's election.

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

     On July 28, 2004, the Company acquired Monroeville Mall, and its associated center, the Annex, in the eastern Pittsburgh suburb of Monroeville, PA, for a total purchase price, including transaction costs, of $231,621, which consisted of $39,455 in cash, the assumption of $134,004 of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013, an obligation of $11,950 to pay for the fee interest in the land underlying the mall and associated center on or before July 28, 2007, and the issuance of 780,470 special common units in the Operating Partnership with a fair value of $46,212 ($59.21 per special common unit). The Company recorded a debt premium of $3,270, computed using an estimated market interest rate of 5.30%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. These special common units receive a minimum distribution of $5.0765 per unit per year for the first three years, and a minimum distribution of $5.8575 per unit per year thereafter.

     The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the nine months ended September 30, 2004.

Land                                                    $ 48,976
Building and improvements                                666,306
Above-market leases                                        1,712
In-place lease assets                                     11,352
                                                       ---------
    Total assets                                         728,346
Debt                                                    (263,124)
Debt premiums                                            (18,768)
Below-market leases                                       (9,162)
Land purchase obligation                                 (11,950)
                                                       ---------
Net assets acquired                                     $425,343
                                                       =========

     Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

     The following unaudited pro forma financial information is for the three months and nine months ended September 30, 2004. It presents the results of the Company as if each of the 2004 acquisitions had occurred on January 1, 2004. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2004. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results are as follows:

                                                                  Three Months            Nine Months
                                                                      Ended                  Ended
                                                               September 30, 2004     September 30, 2004
                                                             ----------------------------------------------
Total revenues                                                      $196,427               $577,076
Income before discontinued operations                                 23,921                 85,488
Net income available to common shareholders                           19,842                 73,470
Basic per share data:
   Income before discontinued operations, net of
      preferred dividends                                               0.63                   2.36
   Net income available to common shareholders, net
      of preferred dividends                                            0.64                   2.40

Diluted per share data:
   Income before discontinued operations, net of
      preferred dividends                                               0.61                   2.27
   Net income available to common shareholders, net
      of preferred dividends                                            0.62                   2.31

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

                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                 --------------------------------  -------------------------------
                                                      2004             2003             2004             2003
                                                 ---------------  ---------------  ---------------  --------------
Weighted average shares outstanding                      30,954           30,186           30,709          30,001
Effect of nonvested stock awards                           (184)            (164)            (144)           (122)
                                                 ---------------  ---------------  ---------------  --------------
Denominator - basic earnings per share                   30,770           30,022           30,565          29,879
Effect of dilutive securities:
   Stock  options,  nonvested  stock awards and
       deemed shares related to deferred
       compensation plans                                 1,213            1,279            1,212           1,191
                                                 ---------------  ---------------  ---------------  --------------
Denominator - diluted earnings per share                 31,983           31,301           31,777          31,070
                                                 ===============  ===============  ===============  ==============

Note 8- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income consisted of the following components:

                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                 --------------------------------  -------------------------------
                                                      2004             2003             2004             2003
                                                 ---------------  ---------------  ---------------  --------------
Net income                                           $ 24,180          $ 24,908         $ 84,909        $ 76,090
Gain on current period cash flow hedges                    --               626               --           2,397
                                                 ---------------  ---------------  ---------------  --------------
Comprehensive income                                 $ 24,180          $ 25,534         $ 84,909        $ 78,487
                                                 ===============  ===============  ===============  ==============

Note 9- Contingencies

     The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management's opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

     Based on environmental studies completed to date, management believes any potential exposure related to environmental cleanup will not materially affect the Company's financial position or results of operations.

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2004, was $57,556, of which the Company has guaranteed $28,778. The guaranty will expire when the related debt matures in December 2004, unless extended at the Company's election. The Company did not receive a fee for issuing this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company had guaranteed 100% of the construction debt incurred to develop Coastal Grand - Myrtle Beach in Myrtle Beach, SC. The Company received a fee of $1,571 for this guaranty when it was issued during the three months ended June 30, 2003. The Company was recognizing one-half of this fee as revenue pro rata over the term of the guaranty until its expiration in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. As discussed in Note 2, Mall of South Carolina L.P. refinanced the construction loan with new mortgage loans in September 2004. As a result, the Company recognized one-half of the unamortized balance of the guaranty fee, or $328, as revenue when the construction loan was retired. The remaining $328 attributable to the Company's ownership interest was recorded as a reduction to the Company's investment in the partnership. The Company recognized total revenue of $371 and $131 related to this guaranty during the three months ended September 30, 2004 and 2003, respectively. The Company recognized total revenue of $502 and $175 related to this guaranty during the nine months ended September 30, 2004 and 2003, respectively.

     The Company has guaranteed 100% of the construction debt to be incurred by Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, to develop Imperial Valley Mall. The total amount outstanding at September 30, 2004, was $24,396. The total commitment under the construction loan is $70,000. The Company did not receive a fee for this guaranty.

     The Company has issued performance bonds related to its development projects that it would have to satisfy if the agreed upon work was not performed. At September 30, 2004 the total amount outstanding on these bonds was $16,135.

Note 10 - Shareholders' Equity and Minority Interests

     During the nine months ended September 30, 2004, the Company repurchased 101,761 common units in the Operating Partnership from third parties for $5,449.

Note 11 - Stock-Based Compensation

     Historically, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB No. 25) and related Interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." The Company has not granted any stock options since January 1, 2003. The Company records compensation expense for awards of common stock based on the fair value of the common stock on the date of grant and the related vesting period, if any.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in the nine months ended September 30, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                          Three Months Ended September 30,   Nine Months Ended September 30,
                                                          ---------------------------------  -------------------------------
                                                                2004            2003               2004            2003
                                                          ----------------- ---------------  ---------------- --------------
Net income available to common shareholders, as reported       $19,764        $ 20,225           $ 71,661         $ 64,023
Stock-based compensation expense included in
   reported net income available to common shareholders            514             785              1,799            1,620
Total stock-based  compensation  expense  determined
   under fair value method                                        (641)           (935)            (2,181)          (2,071)
                                                          ----------------- ---------------  ---------------- --------------
Pro forma net income available to common shareholders          $19,637        $ 20,075           $ 71,279         $ 63,572
                                                          ================= ===============  ================ ==============
Net income available to common shareholders per share:
   Basic, as reported                                          $  0.64        $   0.67           $   2.34         $   2.14
                                                          ================= ===============  ================ ==============
   Basic, pro forma                                            $  0.64        $   0.67           $   2.33         $   2.13
                                                          ================= ===============  ================ ==============
   Diluted, as reported                                        $  0.62        $   0.65           $   2.26         $   2.06
                                                          ================= ===============  ================ ==============
   Diluted, pro forma                                          $  0.61        $   0.64           $   2.24         $   2.05
                                                          ================= ===============  ================ ==============

Note 12 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the nine months ended September 30, 2004 and 2003:

                                                                        Nine Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                         2004        2003
                                                                     -------------------------
Debt assumed to acquire property interests, including premiums          $ 281,892   $ 114,454
                                                                     =========================
Issuance of minority interest in Operating Partnership to
    acquire property interests                                          $  46,212   $      --
                                                                     =========================
Debt consolidated from application of FASB Interpretation No. 46        $  38,147   $      --
                                                                     =========================

Note 13 - Discontinued Operations

     In June 2004, the Company sold a community center for a sales price of $1,800 and recognized a gain on discontinued operations of $552. In July 2004, the Company sold a community center for a sales price of $2,600 and recognized a gain on discontinued operations of $328. Total revenues for these community centers were $16 and $165 for the three months ended September 30, 2004 and 2003, respectively, and were $354 and $507 for the nine months ended September 30, 2004 and 2003, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations.

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

     As of September 30, 2004, we owned controlling interests in 62 regional malls, 25 associated centers (each adjacent to a regional shopping mall), 13 community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of September 30, 2004, we owned non-controlling interests in five regional malls, one associated center and 43 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had one mall, which is owned in a joint venture, four mall expansions, one open-air shopping center, three associated center expansions and three community center under construction as of September 30, 2004.

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

     Bankruptcies and store closings by retail tenants are normal in the course of our business. Between July 1, 2003 and September 30, 2004, there were 451,900 square feet of vacancies due to tenant bankruptcies and store closings, which represent the loss of $8.0 million in annual base rents. However, the pace of bankruptcies slowed in the second quarter of 2004 and we have now replaced 206,700 square feet of the vacancies. The annual base rents for these re-leased spaces represent an increase of 5.6% in annual base rents per square foot on those spaces. We continue to enjoy an improving retail environment with mall retailers experiencing higher sales growth and improving margins. During the nine months ended September 30, 2004, for mall stores of 10,000 square feet and less, year-to-date same store sales increased 4.0% for those tenants that have reported. The third quarter of 2004 was the sixth consecutive quarter with positive same store sales growth.

     We believe another significant factor that impacts our results of operations and liquidity is interest rates. Because of the improvement in the U.S. economy, there is now some concern that interest rates will rise. Our strategy has consistently been to minimize the risk of rising interest rates by obtaining long-term, non-recourse, fixed-rate debt on our stabilized properties. As of September 30, 2004, our total variable-rate debt represents 25.2% of our total debt. We believe that our conservative debt structure will minimize the impact of an increase in interest rates.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

     The following significant transactions impact the comparison of the results of operations for the three months ended September 30, 2004 to the comparable period ended September 30, 2003:

|X| The acquisition of eleven malls and three associated centers and the opening of one mall, one associated center and one community center since September 10, 2003 (collectively referred to as the "New Properties"). Therefore, the three months ended September 30, 2004, include revenues and expenses related to these properties for a greater period of time than the comparable period a year ago. The New Properties are as follows:

     Project Name                             Location                            Date Acquired / Opened
     --------------------------------------   ---------------------------------   ----------------------
     Acquisitions:
     -------------
     Cross Creek Mall                         Fayetteville, NC                    September 2003
     River Ridge Mall                         Lynchburg, VA                       October 2003
     Valley View Mall                         Roanoke, VA                         October 2003
     Southpark Mall                           Colonial Heights, VA                December 2003
     Harford Mall                             Bel Air, MD                         December 2003
     Harford Annex                            Bel Air, MD                         December 2003
     Honey Creek Mall                         Terre Haute, IN                     March 2004
     Volusia Mall                             Daytona Beach, FL                   March 2004
     Greenbrier Mall                          Chesapeake, VA                      April 2004
     Chapel Hill Mall                         Akron, OH                           May 2004
     Chapel Hill Suburban                     Akron, OH                           May 2004
     Park Plaza Mall                          Little Rock, AK                     June 2004
     Monroeville Mall                         Monroeville, PA                     July 2004
     Monroeville Annex                        Monroeville, PA                     July 2004


     Developments:
     -------------
     Wilkes-Barre Township  Marketplace       Wilkes-Barre Township, PA           March 2004
     Coastal Grand-Myrtle Beach (50/50        Myrtle Beach, SC                    March 2004
     joint venture)
     The Shoppes at Panama City               Panama City, FL                     March 2004

|X| In October 2003, 41 community centers were sold to Galileo America LLC ("Galileo America"). Six additional community centers were sold to Galileo America in January 2004. Since we have a significant continuing involvement with these properties through our 10% ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the three months ended September 30, 2004, do not include a significant amount of revenues and expenses related to these properties, whereas the three months ended September 30, 2003, includes a full period of revenues and expenses related to these properties.

Revenues

     The $31.4 million increase in revenues resulted primarily from:

|X|  an  increase  in  rents  and  tenant   reimbursements   of  $35.7   million
     attributable to the New Properties,

|X| an increase in rents and tenant reimbursements of $2.6 million as a result of the consolidation of PPG Venture I Limited Partnership, which was previously accounted for as an unconsolidated affiliate using the equity method, as a result of the implementation of a new accounting pronouncement,

|X| an increase in rents and tenant reimbursements of $2.6 million from the remaining properties,

|X| an increase in other revenues of $1.9 million primarily due to an increase in the revenues of our taxable REIT subsidiary,

|X| an increase of $1.6 million in management, development and leasing fees, resulting primarily from management fees from Galileo America, fees related to the American Express gift card program and the recognition of the remaining balance of the deferred guaranty fee on one of our joint ventures since the related loan was retired, and

|X| a decrease in rents and tenant reimbursements of $13.0 million related to the community centers that were sold to Galileo America.

Expenses

     The $11.5 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X|  an increase of $12.1 million attributable to the New Properties,

|X| an increase of $0.4 million as a result of the consolidation of PPG Venture I Limited Partnership

|X| an increase of $1.7 million in operating expenses at the remaining properties, and

|X| a decrease of $2.7 million related to the community centers that were sold to Galileo America.

     The increase of $9.7 million in depreciation and amortization expense was primarily due to:

|X|  an increase of $8.8 million attributable to the New Properties,

|X| an increase of $0.3 million attributable to the consolidation of PPG Venture I Limited Partnership,

|X| an increase of $3.0 million as a result of the write-off of tenant improvements related to closed tenants and ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance at the existing properties and

|X| a decrease of $2.4 million related to the community centers that were sold to Galileo America.

     General and administrative expenses increased $1.1 million primarily as a result of annual increases in salaries and benefits of existing personnel and the addition of new personnel.

     Other expense increased due to an increase of $1.5 million in write-offs of abandoned projects and an increase of $1.5 million in the operating expenses of our taxable REIT subsidiary.

Interest Income

     The increase in interest income of $0.2 million results from an increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period.

Interest Expense

     Interest expense increased by $8.0 million primarily due to the additional debt related to the New Properties and the conversion of $196.0 million of variable-rate debt to higher fixed-rate debt in September 2003.

Gain on Sales of Real Estate Assets

     The net gain on sales of $1.5 million in the three months ended September 30, 2004 was primarily related to a gain of $1.3 million on a center that was sold to Galileo America. The remaining $0.2 million of net gain relates to sales of three outparcels that were at consolidated properties. The net gain on sales of $0.8 million in the three months ended September 30, 2003 resulted from the sales of three outparcels.

Equity in Earnings of Unconsolidated Affiliates

     The increase of $0.5 million in equity in earnings of unconsolidated affiliates is the result of our 10% share of Galileo America's earnings and the opening of Coastal Grand-Myrtle Beach in March 2004.

Discontinued Operations

     Discontinued operations in the third quarter of 2004 result from the sale of Keystone Crossing, a community center Tampa, FL. Discontinued operations in the third quarter of 2003 include the results of operations of two community centers sold during the third quarter of 2003 and of two community centers sold during the nine months ended September 30, 2004.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

     The following significant transactions impact the comparison of the results of operations for the nine months ended September 30, 2004 to the comparable period ended September 30, 2003:

|X| The acquisition of twelve malls and four associated centers and the opening of one mall, two associated centers and one community center since January 1, 2003 (collectively referred to as the "New Properties"). Therefore, the nine months ended September 30, 2004, include revenues and expenses related to these properties for a greater period of time than the comparable period a year ago. The New Properties are as follows:

     Project Name                             Location                            Date Acquired / Opened
     ---------------------------------------  ---------------------------------   -----------------------
     Acquisitions:
     -------------
     Sunrise Mall                             Brownsville, TX                     May 2003
     Sunrise Commons                          Brownsville, TX                     May 2003
     Cross Creek Mall                         Fayetteville, NC                    September 2003
     River Ridge Mall                         Lynchburg, VA                       October 2003
     Valley View Mall                         Roanoke, VA                         October 2003
     Southpark Mall                           Colonial Heights, VA                December 2003
     Harford Mall                             Bel Air, MD                         December 2003
     Harford Annex                            Bel Air, MD                         December 2003
     Honey Creek Mall                         Terre Haute, IN                     March 2004
     Volusia Mall                             Daytona Beach, FL                   March 2004
     Greenbrier Mall                          Chesapeake, VA                      April 2004
     Chapel Hill Mall                         Akron, OH                           May 2004
     Chapel Hill Suburban                     Akron, OH                           May 2004
     Park Plaza Mall                          Little Rock, AK                     June 2004
     Monroeville Mall                         Monroeville, PA                     July 2004
     Monroeville Annex                        Monroeville, PA                     July 2004

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


|X| In October 2003, 41 community centers were sold to Galileo America. Six additional community centers were sold to Galileo America in January 2004. Since we have a significant continuing involvement with these properties through our 10% ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the nine months ended September 30, 2004, do not include a significant amount of revenues and expenses related to these properties, whereas the nine months ended September 30, 2003, includes a full period of revenues and expenses related to these properties.

Revenues

     The $54.5 million increase in revenues resulted primarily from:

|X|  an  increase  in  rents  and  tenant   reimbursements   of  $78.5   million
     attributable to the New Properties,

|X| an increase in rents and tenant reimbursements of $5.7 million as a result of the consolidation of PPG Venture I Limited Partnership, which was previously accounted for as an unconsolidated affiliate using the equity method, as a result of the implementation of a new accounting pronouncement,

|X| a net increase in rents and tenant reimbursements of $0.6 million from the remaining properties.

|X| an increase in other revenues of $5.1 million primarily due to an increase in the revenues of our taxable REIT subsidiary,

|X| an increase of $2.4 million in management, development and leasing fees, primarily resulting from management fees from Galileo America, fees related to the American Express gift card program and the recognition of the remaining balance of the deferred guaranty fee on one of our joint ventures since the related loan was retired, and

|X| a decrease in rents and tenant reimbursements of $37.8 million related to the community centers that were sold to Galileo America.

Expenses

     The $14.6 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from:

|X|  an increase of $27.4 million attributable to the New Properties,

|X| an increase of $1.6 million as a result of the consolidation of PPG Venture I Limited Partnership

|X| a decrease of $8.8 million related to the community centers that were sold to Galileo America and

|X| a decrease of $3.4 million in operating expenses at the remaining properties.

     The increase of $21.7 million in depreciation and amortization expense was primarily due to:

|X|  an increase of $21.4 million attributable to the New Properties,

|X| an increase of $0.8 million attributable to the consolidation of PPG Venture I Limited Partnership,

|X| an increase of $6.3 million as a result of the write-off of tenant improvements related to closed stores and ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance at the existing properties and

|X| a decrease of $6.8 million related to the community centers that were sold to Galileo America.

     General and administrative expenses increased $4.3 million as a result of an increase in expense for state taxes of $1.4 million, annual increases in salaries and benefits of existing personnel and the addition of new personnel.

     Other expense increased due to an increase of $3.2 million in write-offs of abandoned projects and an increase of $3.1 million in the operating expenses of our taxable REIT subsidiary.

Interest Income

     The increase in interest income of $0.6 million results from the increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period.

Interest Expense

     Interest expense increased by $15.9 million primarily due to the additional debt related to the New Properties and the conversion of $196.0 million of variable-rate debt to higher fixed-rate debt in September 2003.

Gain on Sales of Real Estate Assets

     The net gain on sales of $26.3 million in the nine months ended September 30, 2004 was primarily related to a gain of $24.0 million on the centers that have been sold to Galileo America. The remaining $2.3 million of gain relates to sales of seven outparcels. The net gain on sales of $4.9 million in the nine months ended September 30, 2003 resulted from gains on sales of fourteen outparcels and two options on land, offset by a loss on one outparcel.

Equity in Earnings of Unconsolidated Affiliates

     The increase of $3.5 million in equity in earnings of unconsolidated affiliates is the result of our 10% share of Galileo America's earnings and the opening of Coastal Grand-Myrtle Beach in March 2004.

Discontinued Operations

     Discontinued operations in the nine months ended September 30, 2004 result from the sale of two community centers, Uvalde Plaza and Keystone Crossing. Discontinued operations in the nine months ended September 30, 2003 relate to the two community centers sold during 2004 and six community centers that were sold during the year ended December 31, 2003.

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

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                              Three Months Ended September 30,
                                              ---------------------------------
                                                    2004             2003
                                              ----------------- ---------------
Malls                                               89.6%           85.1%
Associated centers                                   3.8%            3.9%
Community centers                                    2.8%            9.4%
Mortgages, office building and other                 3.8%            1.6%

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the Stabilized Malls increased by 4.0% on a comparable per square foot basis to $207.10 per square foot for the nine months ended September 30, 2004 compared with $199.22 per square foot for same period in 2003. Mall store sales increased by 2.9% on a comparable per square foot basis to $313.04 per square foot for the trailing twelve months ended September 30, 2004, from $304.28 per square foot for the trailing twelve months ended September 30, 2003.

     Occupancy costs as a percentage of sales for the Stabilized Malls were 13.6% and 13.9% for the nine months ended September 30, 2004 and 2003, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                         September 30,
                                              -------------------------------------
                                                    2004               2003
                                              ------------------ ------------------
Total portfolio occupancy                        92.4%                 91.4%
Total mall portfolio                             92.7%                 91.7%
     Stabilized Malls                            92.7%                 92.1%
     Non-Stabilized Malls                        91.3%                 80.2%
Associated centers                               90.4%                 91.8%
Community centers (1)                            93.2%                 88.6%

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction

     The occupancy of the Associated Centers declined primarily due to the loss of both a 46,000 square foot Appliance Factory Warehouse and a 15,000 square foot Fresh Market at Hamilton Corner in Chattanooga, TN. This associated center is under redevelopment with replacement prospects that will open in the fourth quarter of 2004 and in 2005.

Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                        At September 30,
                                              -------------------------------------
                                                    2004               2003
                                              ------------------ ------------------
Stabilized Malls                                   $ 25.19            $ 24.76
Non-Stabilized Malls                               $ 26.62            $ 26.48
Associated centers                                 $  9.56            $  9.77
Community centers (1)                              $  7.98            $  8.19

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     The following table shows the positive results we achieved through new and renewal leasing during the third quarter of 2004 for spaces that were previously occupied:

                                                 Base Rent           Base Rent
                                                 Per Square         Per Square
                                                    Foot               Foot             Increase
                              Square Feet      Prior Lease (1)     New Lease (2)       (Decrease)
                             -------------     ---------------    ---------------     ------------
Stabilized Malls               515,982            $ 25.22             $ 26.19               3.8%
Associated centers              17,336              12.20               12.17             (0.2)%
Community centers (3)            9,600               9.80               10.83              10.5%
                             -------------     ---------------    ---------------     ------------
                               542,918            $ 24.53             $ 25.47               3.8%
                             =============     ===============    ===============     ============

(1)  Represents the rent that was in place at the end of the lease term.

(2)  Average base rent over the term of the new lease.

(3) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     The 3.8% increase for the Stabilized Malls includes the impact of some specific situations where we are re-merchandising and re-tenanting properties. In these situations, we have entered into renewals of one to two years in order to relocate the affected tenants. While this results in a short-term negative impact on renewal leasing results, it provides us with an opportunity for better long-term growth in rental revenues once the re-merchandising and re-tenanting is completed.

LIQUIDITY AND CAPITAL RESOURCES

     There was $27.2 million of unrestricted cash and cash equivalents as of September 30, 2004, an increase of $6.9 million from December 31, 2003. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities increased by $34.1 million to $229.3 million primarily due to the operations of the New Properties, offset by a decrease related to the community centers that were sold in Phases I and II of the Galileo America transaction.

     Cash used in investing activities increased by $55.5 million to $331.9 million for the nine months ended September 30, 2004, compared to $276.4 million for the same period in 2003. Cash used to acquire real estate assets was $311.6 million higher in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to a larger volume of acquisitions during the 2004 period. This amount was partially offset by an increase from cash in escrow of $78.5 million that was used to fund these acquisitions. The net cash used to acquire real estate assets was also offset by cash inflows related to
(i) an increase of $97.9 million in proceeds from sales of real estate assets that was primarily from Phase II of the Galileo America transaction, (ii) an increase of $9.2 million related to two notes receivable that were retired and
(iii) an increase of $16.4 million related to the excess of distributions from unconsolidated affiliates over our equity in earnings of those unconsolidated affiliates.

     Cash provided by financing activities increased by $16.5 million to $109.5 million for the nine months ended September 30, 2004, compared to $93.0 million in the comparable period of 2003. The increase primarily results from an increase in proceeds from borrowings of $135.0 million combined with a decrease in principal payments of $3.3 million. The higher level of proceeds from borrowings is primarily related to borrowings on our lines of credit and two new short-term loans used to fund the acquisitions completed during 2004. Cash proceeds from exercises of employee stock options also increased $6.8 million. This was offset primarily by a reduction in proceeds raised from the issuance of stock of $114.5 million and an increase in dividends and distributions paid of $13.1 million.

Debt

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                               Weighted
                                                                                                               Average
                                                                Minority      Unconsolidated                   Interest
                                               Consolidated     Interests       Affiliates       Total         Rate(1)
                                               ------------- ---------------- --------------- ------------- ---------------
September 30, 2004:
Fixed-rate debt:
   Non-recourse loans on operating properties   $  2,489,892   $  (53,144)     $   118,588    $2,555,336      6.46%
                                               ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
   Recourse term loans on operating properties       238,825            --          33,778       272,603      2.88%
     Construction loans                               11,031            --          24,396        35,427      3.43%
     Lines of credit                                 554,800            --              --       554,800      2.77%
                                               ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                        804,656            --          58,174       862,830      2.83%
                                               ------------- ---------------- --------------- ------------- ---------------
Total                                            $ 3,294,548   $  (53,144)     $   176,762    $3,418,166      5.54%
                                               ============= ================ =============== ============= ===============

December 31, 2003:
Fixed-rate debt:
   Non-recourse loans on operating properties    $ 2,256,544   $ (19,577)      $    57,985    $2,294,952      6.64%
                                               ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
   Recourse term loans on operating properties       105,558          --            30,335       135,893      2.73%
     Construction loans                                   --          --            46,801        46,801      2.94%
     Lines of credit                                 376,000          --                --       376,000      2.23%
                                               ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                        481,558          --            77,136       558,694      2.39%
                                               ------------- ---------------- --------------- ------------- ---------------
Total                                            $ 2,738,102   $ (19,577)      $   135,121    $2,853,646      5.81%
                                               ============= ================ =============== ============= ===============

(1) Weighted average interest rate before amortization of deferred financing costs.

     We currently have four secured credit facilities with total availability of $483.0 million, of which $450.0 million was outstanding as of September 30, 2004. The secured credit facilities bear interest at LIBOR plus 1.00%.

     In August 2004, we entered into a new $400.0 million unsecured credit facility, which bears interest at LIBOR plus a margin of 100 to 145 basis points based on our leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at our election. We used borrowings on the credit facility to repay all of the outstanding borrowings under our previous $130.0 million unsecured credit facility, which had an interest rate of LIBOR plus 1.30% and was scheduled to mature in September 2004. At September 30, 2004, total outstanding borrowings of $144.8 million under the new credit facility had a weighted average interest rate of 2.98%.

     We also have secured lines of credit with total availability of $27.1 million that can only be used to issue letters of credit. There was $15.3 million outstanding under these lines at September 30, 2004.

     During the nine months ended September 30, 2004, we have assumed or obtained $422.3 million of loans in connection with the acquisitions completed during that time period. Additionally, we recorded debt premiums of $18.8 million in connection with these loans. Please see the Acquisitions section below for a more complete description of each loan.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at September 30, 2004. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At September 30, 2004, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $230.0 million of debt that is scheduled to mature before September 30, 2005. There are extension options in place that will extend the maturity of $88.1 million of this debt beyond September 30, 2005. We expect to either retire or refinance the remaining $141.9 million of maturing loans.

Equity

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which approximately $447.0 million was available at September 30, 2004.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at September 30, 2004 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units               56,851            $ 60.95           $3,465,068
8.75% Series B Cumulative Redeemable Preferred Stock        2,000            $ 50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock          460           $ 250.00              115,000
                                                                                            -----------------
Total market equity                                                                             3,680,068
Company's share of total debt                                                                   3,418,166
                                                                                            -----------------
Total market capitalization                                                                    $7,098,234
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           48.2%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on September 30, 2004. The stock price for the preferred stock represents the face value of each respective series of preferred stock.

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

Developments and Expansions

     The following development projects are under construction (dollars in thousands):

                                                                                      Our Share of
                                                                                       Cost as of
                                                         Project       Our Share      September 30,        Projected
           Property                  Location          Square Feet      Of Costs          2004           Opening Date
- ------------------------------  -------------------    -------------  --------------  ---------------  ---------------
Mall:
- -----
Imperial Valley Mall
       (60/40 joint venture)       El Centro, CA           752,000         $ 45,745          $29,795      March 2005

Mall Expansions:
- ----------------
East Towne Mall                    Madison, WI             115,000           20,473           15,850     October 2004
West Towne Mall                    Madison, WI             138,000           21,100           11,446     October 2004
The Lakes Mall                     Muskegon, MI             45,000            4,771            3,905     November 2004
Fayette Mall                       Lexington, KY           148,000           23,738            1,120     October 2005

Open Air Center:
- ----------------
Southaven Towne Center             Southaven, MS           407,000           22,856           14,813     October 2005

Associated Center Expansions:
- -----------------------------
CoolSprings Crossing-Tweeter's     Nashville, TN            10,000            1,415               31      March 2005
Hamilton Corner                    Chattanooga, TN          68,000            5,500              702      March 2005
Monroeville Village                Monroeville, PA          75,000           20,686            5,698    November 2004/
                                                                                                         May 2005

Community Center:
- -----------------
Charter Oak Marketplace            Hartford, CT            334,000           12,819           10,781     November 2004
Cobblestone Village at Royal Palm  Royal Palm, FL          225,000            9,091            1,156       June 2005
Chicopee Marketplace               Chicopee, MA            156,000           19,551              612      August 2005
                                                       -------------  --------------  ---------------
                                                         2,473,000        $ 207,745          $95,909
                                                       =============  ==============  ===============

     There is a construction loan in place for the costs of the new mall development and the open-air center. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

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

     On April 8, 2004, we acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107.4 million. The purchase price was partially financed with a new recourse term loan of $92.7 million that bears interest at LIBOR plus 100 basis points, matures in April 2006 and has three one-year extension options that are at the Company's election.

     On April 21, 2004, we acquired Fashion Square, a community center in Orange Park, FL for a cash purchase price, including transaction costs, of $4.0 million.

     On May 20, 2004, we acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH for a cash purchase price of $78.3 million, including transaction costs. The purchase price was partially financed with a new recourse term loan of $66.5 million that bears interest at LIBOR plus 100 basis points, matures in May 2006 and has three one-year extension options that are at the Company's election.

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

     On July 28, 2004, the Company acquired Monroeville Mall, and its associated center, the Annex, in the eastern Pittsburgh suburb of Monroeville, PA, for a total purchase price, including transaction costs of $231.6 million, which consisted of $39.4 million in cash, the assumption of $134.0 million of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013, an obligation of $12.0 million to purchase the fee interest in the land underlying the mall and associated center on or before July 28, 2007, and the issuance of 780,470 special common units in the Operating Partnership with a fair value $46.2 million. The Company recorded a debt premium of $3.3 million, computed using an estimated market interest rate of 5.30%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. These special common units receive a minimum distribution of $5.0765 per unit per year for the first three years, and a minimum distribution of $5.8575 per unit per year thereafter.

Dispositions

     The second phase of the joint venture transaction with Galileo America, Inc. closed on January 5, 2004, when we sold interests in six community centers for $92.4 million, which consisted of $62.7 million in cash, the retirement of $26.0 million of debt on one of the community centers, the joint venture's assumption of $2.8 million of debt and closing costs of $0.9 million. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale as of December 31, 2003. We did not record any depreciation expense on these assets during the nine months ended September 30, 2004.

     The third phase of the joint venture transaction is scheduled to close in January 2005 and will include four community centers and one community center expansion. The total purchase price for these community centers will be $86.8 million.

     We sold Uvalde Plaza, a community center in Uvalde, TX, and recognized a gain of $0.6 million during the second quarter of 2004.

     We sold Keystone Crossing, a community center in Tampa, FL, and recognized a gain of $0.3 million during the third quarter of 2004. We also sold an expansion to Coastal Way, a community center in Spring Hill, FL, and recognized a gain of $1.5 million during the quarter.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $26.9 million during the nine months ended September 30, 2004 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $11.8 million for the nine months ended September 30, 2004 and included $2.4 million for roof repairs and replacements and $4.0 million for resurfacing and improved lighting of parking lots. Renovation expenditures were $19.7 million for the nine months ended September 30, 2004.

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

     We receive reimbursements from tenants for real estate taxes, insurance, common area maintenance, utilities and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue when billed.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in the nine months ended September 30, 2004 and 2003.

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

     FFO increased 7.3% for the nine months ended September 30, 2004 to $214.4 million compared to $199.9 million for the same period in 2003. The New Properties generated 88% of the growth in FFO. Consistently high portfolio occupancy and recoveries of operating expenses as well as increases in rental rates from renewal and replacement leasing accounted for the remaining 12% growth in FFO.

The calculation of FFO is as follows (in thousands):

                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                  September 30,
                                                                    ---------------------------   ----------------------------
                                                                        2004           2003            2004            2003
                                                                    ------------   ------------   ------------    ------------
Net income available to common shareholders                            $19,764        $20,225        $ 71,661        $ 64,023
Depreciation and amortization from:
    Consolidated properties                                             38,023         28,286         103,754          82,065
    Unconsolidated affiliates                                            1,862            982           4,605           3,001
    Discontinued operations                                                  3            105              51             338
Minority interest in earnings of operating partnership                  16,624         17,235          59,498          55,851
Minority investors' share of depreciation and amortization
    in shopping center properties                                        (302)          (282)           (899)           (823)
Gain on disposal of:
    Operating real estate assets                                         (200)             --        (23,765)              --
    Discontinued operations                                              (325)          (633)           (845)         (3,568)
Depreciation and amortization of non-real estate assets                  (214)          (117)           (427)           (383)
                                                                    ------------   ------------   ------------    ------------
Funds from operations                                                  $75,235       $ 65,801       $ 213,633       $ 200,504
                                                                    ============   ============   ============    ============
Diluted weighted average shares and potential dilutive common
   shares with operating partnership units fully converted              57,837         56,884          57,161          56,719


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

     The Company has exposure to interest rate risk on its debt obligations and derivative financial instruments. The Company may elect to use derivative financial instruments to manage its exposure to changes in interest rates, but will not use them for speculative purposes. The Company's interest rate risk management policy requires that derivative instruments be used for hedging purposes only and that they be entered into only with major financial institutions based on their credit ratings and other factors.

     Based  on  the   Company's   proportionate   share  of   consolidated   and
unconsolidated variable rate debt at September 30, 2004, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $4.3 million and, after the effect of capitalized interest, annual earnings by approximately $4.2 million.

     Based on the Company's proportionate share of consolidated and unconsolidated debt at September 30, 2004, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $61.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $63.1 million.

     The Company did not have any derivative financial instruments during the three months ended September 30, 2004 or at September 30, 2004.

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

                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits

          3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation of CBL & Associates Properties, Inc. (a)

          31.1 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 35.

          31.2 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, see page 36.

          32.1 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 37.

          32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, see page 38.
               -----------------------------------------

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

Date: November 9, 2004

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

Date:  November 9, 2004
                                    /s/ Charles B. Lebovitz
                                    ------------------------------------
                                    Charles B. Lebovitz, Chief Executive Officer

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

Date:  November 9, 2004
                              /s/ John N. Foy
                              -----------------------------------
                              John N. Foy, Chief Financial Officer

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the nine months ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Charles B. Lebovitz, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 (as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002), that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Charles B. Lebovitz
- ------------------------------------
Charles B. Lebovitz, Chief Executive Officer

November 9, 2004
- ------------------------------------
Date

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CBL & ASSOCIATES PROPERTIES, INC. (the "Company") on Form 10-Q for the nine months ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John N. Foy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350 (as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002), that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ John N. Foy
- ------------------------------------
John N. Foy, Vice Chairman of the Board,
Chief Financial Officer and Treasurer

November 9, 2004
- ------------------------------------
Date