Form 10-K
period 2004-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2005-03-16
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each Class             Name of each exchange on which registered
------------------------------------   -----------------------------------------
Common Stock, $0.01 par value                         New York Stock Exchange
8.75% Series B Cumulative Redeemable
  Preferred Stock, $0.01 par value                    New York Stock Exchange
7.75% Series C Cumulative Redeemable
  Preferred Stock, $0.01 par value                    New York Stock Exchange
7.375% Series D Cumulative Redeemable
   Preferred Stock, $0.01 par value                   New York Stock Exchange

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

The aggregate market value of the 28,373,031 shares of common stock held by non-affiliates of the registrant as of June 30, 2004 was $1,560,576,705, based on the closing price of $55.00 per share on the New York Stock Exchange on June 30, 2004. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 7, 2005, there were 31,399,028 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual shareholders meeting to be held on May 9, 2005, are incorporated by reference into Part III.

                                                 TABLE OF CONTENTS

Item No.                                                                   Page

                                     PART I

 1    Business                                                                3
 2    Properties                                                             12
 3    Legal Proceedings                                                      26
 4    Submission of Matters to a Vote of Security Holders                    26

                                     PART II

 5    Market For Registrant's Common Equity, Related
      Stockholder Matters and Issuer Purchases of Equity Securities          26
 6    Selected Financial Data                                                28
 7    Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    29
7A    Quantitative and Qualitative Disclosures about Market Risk             44
 8    Financial Statements and Supplementary Data                            45
 9    Changes in and Disagreements With Accountants on
      Accounting and Financial Disclosure                                    45
9A    Controls and Procedures                                                45
9B    Other Information                                                      46


                                    PART III

10    Directors and Executive Officers of the Registrant                     46
11    Executive Compensation                                                 46
12    Security Ownership of Certain Beneficial Owners
      and Management and Related Stockholder Matters                         46
13    Certain Relationships and Related Transactions                         46
14    Principal Accountant Fees and Services                                 46

                                     PART IV

15    Exhibits and Financial Statement Schedules                             47


Signatures                                                                   53

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


                                     Part I.
ITEM 1. BUSINESS

Background

     CBL & Associates Properties, Inc. (the "CBL") was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates ("CBL's Predecessor"), which was formed by Charles B. Lebovitz in 1978. On November 3, 1993, CBL completed an initial public offering (the "Offering") of 15,400,000 shares of its common stock. Simultaneous with the completion of the Offering, CBL's Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the "Operating Partnership") in exchange for common units of limited partnership interest in the Operating Partnership. CBL's Predecessor also acquired an additional interest in the Operating Partnership for a cash payment. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 9 to the consolidated financial statements. The terms "we", "us", "our" and the "Company" refer to CBL & Associates Properties, Inc. and its subsidiaries.

Recent Developments

     On January 5, 2004, we closed the second phase of our joint venture transaction with Galileo America, Inc. ("Galileo America REIT") when we sold our interests in six community centers for $92.4 million, which consisted of $62.7 million in cash, the retirement of $26.0 million of debt on one of the community centers, the joint venture's assumption of $2.8 million of debt and closing costs of $0.9 million.

     We sold a community center expansion to the joint venture during September 2004 for $3.4 million in cash.

     In October 2004, we sold our interests in a community center to the joint venture for $17.9 million, which consisted of $2.9 million in cash, the joint venture's assumption of $10.5 million of debt and a limited partnership interest in Galileo America REIT. The community center was originally scheduled to be included in the third phase of the transaction that closed in January 2005.

     We closed the third and final phase of the Galileo joint venture transaction on January 5, 2005, when we sold our interest in two power centers, one community center and one community center expansion for $58.6 million, which consisted of $42.6 million in cash, the joint venture's assumption of $12.1 million of debt and $3.6 million representing our interest in the joint venture.

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

     On April 8, 2004, we acquired Greenbrier Mall in Chesapeake, VA for a cash purchase price, including transaction costs, of $107.5 million. The purchase price was partially financed with a new recourse term loan of $92.7 million that bears interest at LIBOR plus 100 basis points, matures in April 2006 and has three one-year extension options that are at our election.

     On April 21, 2004, we acquired Fashion Square, a community center in Orange Park, FL for a cash purchase price, including transaction costs, of $4.0 million.

     On May 20, 2004, we acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH for a cash purchase price of $78.3 million, including transaction costs. The purchase price was partially financed with a new recourse term loan of $66.5 million that bears interest at LIBOR plus 100 basis points, matures in May 2006 and has three one-year extension options that are at our election.

     On June 22, 2004, we acquired Park Plaza Mall in Little Rock, AR for a purchase price, including transaction costs, of $77.5 million, which consisted of $36.2 million in cash and the assumption of $41.3 million of non-recourse debt that bears interest at a stated rate of 8.69% and matures in May 2010.

     On July 28, 2004, we acquired Monroeville Mall, and its associated center, the Annex, in the eastern Pittsburgh suburb of Monroeville, PA, for a total purchase price, including transaction costs, of $231.6 million, which consisted of $39.5 million in cash, the assumption of $134.0 million of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013, an obligation of $12.0 million to pay for the fee interest in the land underlying the mall and associated center on or before July 28, 2007, and the issuance of 780,470 special common units in the Operating Partnership with a fair value of $46.2 million ($59.21 per special common unit).

     In August 2004, we entered into a new $400.0 million unsecured credit facility, which bears interest at LIBOR plus a margin of 100 to 145 basis points based on our leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at our election. We drew on the credit facility to repay all $102.4 million of outstanding borrowings under our previous $130.0 million unsecured credit facility, which had an interest rate of LIBOR plus 1.30% and was scheduled to mature in September 2004.

     On November 22, 2004, we acquired Mall del Norte in Laredo, TX for a cash purchase price, including transaction costs, of $170.4 million. The purchase price was partially financed with a new nonrecourse, interest-only term loan of $113.4 million that bears interest at a stated rate of 5.04% and matures in December 2011.

     On November 22, 2004, we acquired Northpark Mall in Joplin, MO for a purchase price, including transaction costs, of $79.1 million. The purchase price consisted of $37.6 million in cash and the assumption of $41.5 million of non-recourse debt that bears interest at a stated rate of 5.75% and matures in March 2014.

     On December 13, 2004, we issued 7,000,000 depositary shares in a public offering, each representing one-tenth of a share of 7.375% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") with a liquidation preference of $250.00 per share ($25.00 per depositary share). The net proceeds of $169.3 million were used to reduce outstanding borrowings on the Company's credit facilities.

The Company's Business

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT"). We own operate, market, manage, lease, expand, develop, redevelop, acquire and finance regional malls and community shopping centers. Our shopping center properties are located primarily in the Southeast and Midwest, as well as in select markets in other regions of the United States. We have elected to be taxed as a REIT for federal income tax purposes. We are the fourth largest mall REIT in the United States and the largest owner of malls and shopping centers in the Southeast based on gross leasable area owned.

     We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2004, CBL Holdings I, Inc. owned a 1.6% general partnership interest and CBL Holdings II, Inc. owned a 53.4% limited partnership interest in the Operating Partnership, for a combined interest held by us of 55.0%.

As of December 31, 2004, we owned:

          |X| interests in a portfolio of operating properties including 69 enclosed regional malls (the "Malls"), 26 associated centers (the "Associated Centers"), 60 community centers (the "Community Centers") and our corporate office building (the "Office Building");

          |X| interests in one regional mall, one open-air center, two associated centers, one associated center expansion, one associated center redevelopment and three community centers that are currently under construction (the "Construction Properties"), as well as options to acquire certain shopping center development sites; and

          |X| mortgages on ten properties that are secured by first mortgages or wrap-around mortgages on the underlying real estate and related improvements (the "Mortgages").

     The Malls, Associated Centers, Community Centers, Construction Properties, Mortgages and Office Building are collectively referred to as the "Properties" and individually as a "Property."

     We conduct our property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain technical requirements of the Internal Revenue Code of 1986, as amended.

     The Management Company manages all of the Properties except for Governor's Square and Governor's Plaza in Clarksville, TN and Kentucky Oaks Mall, in Paducah, KY. A property manager affiliated with the third party managing general partner performs the property management services for these Properties and receives a fee for its services. The managing partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.

     The majority of our revenues is derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes, insurance and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

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

          |X| GLA - refers to gross leasable area of retail space in square feet, including anchors and mall tenants

          |X|  Anchor - refers to a department store or other large retail store

          |X| Freestanding - property locations that are not attached to the primary complex of buildings that comprise the mall shopping center

          |X| Outparcel - land used for freestanding developments, such as retail stores, banks and restaurants, on the periphery of the Properties

Geographic Concentration

     Our properties are located principally in the southeastern and midwestern Unites States. Our properties located in the southeastern United States accounted for approximately 57.0% of our total revenues from all properties for the year ended December 31, 2004 and currently include 37 Malls, 18 Associated Centers, 35 Community Centers and one Office Building and. Our properties located in the midwestern United States accounted for approximately 24.9% of our total revenues from all properties for the year ended December 31, 2004 and currently include 18 Malls, three Associated Centers and five Community Centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Significant Markets

     The top five markets, in terms of revenues, where the Properties are located were as follows for the year ended December 31, 2004:

     Market                 Percentage Total of Revenues
---------------------       ----------------------------
Nashville, TN                          7.1%
Chattanooga, TN                        5.5%
Madison, WI                            3.5%
Winston-Salem, NC                      3.3%
Charleston, SC                         3.1%


Top 25 Tenants

     The top 25 tenants based on percentage of our total revenues were as follows for the year ended December 31, 2004:

                                                                             Annual         Percentage
                                           Number Of                         Gross           Of Total
                 Tenant                     Stores       Square Feet       Rentals(1)        Revenues
----------------------------------------   ----------   -------------    -------------     ------------
 1 Limited Brands, Inc.                        213       1,319,862       $42,031,928             5.6%
 2 Foot Locker, Inc.                           178         691,050        25,969,731             3.4%
 3 The Gap, Inc.                                92         937,517        21,787,095             2.9%
 4 Luxottica Group, S.P.A. (2)                 186         332,200        14,906,585             2.0%
 5 Abercrombie & Fitch Co.                      57         389,717        13,692,044             1.8%
 6 Signet Group plc (3)                         96         143,848        12,963,332             1.7%
 7 American Eagle Outfitters, Inc.              64         334,415        12,873,601             1.7%
 8 J.C. Penney Co., Inc. (4)                    64       7,039,243        11,805,362             1.6%
 9 Zale Corporation                            135         131,483        11,775,773             1.6%
10 The Finish Line, Inc.                        56         294,736        10,473,046             1.4%
11 The Regis Corporation                       176         201,876         9,626,228             1.3%
12 Charming Shoppes, Inc. (5)                   54         332,924         9,595,551             1.3%
13 Lerner New York, Inc.                        38         310,877         9,405,871             1.2%
14 Trans World Entertainment (6)                52         268,688         8,846,329             1.2%


                                                                             Annual         Percentage
                                           Number Of                         Gross           Of Total
                 Tenant                     Stores       Square Feet       Rentals(1)        Revenues
----------------------------------------   ----------   -------------    -------------     ------------

15 Hallmark Cards, Inc.                         75         259,241         8,468,088             1.1%
16 Genesco Inc. (7)                            123         156,505         8,447,715             1.1%
17 Pacific Sunwear of California                68         228,070         7,630,131             1.0%
18 Borders Group, Inc.                          47         276,554         7,471,343             1.0%
19 The Shoe Show of Rocky Mount, Inc            49         265,199         7,239,772             1.0%
20 Sun Capital Partners, Inc. (8)               57         329,005         6,946,881             0.9%
21 Christopher & Banks, Inc.                    56         194,824         6,615,540             0.9%
22 Barnes & Noble, Inc.                         50         297,562         6,584,027             0.9%
23 The Buckle, Inc.                             39         190,977         6,570,412             0.9%
24 Claire's Stores, Inc.                       105         117,898         6,448,645             0.9%
25 Aeropostale, Inc.                            49         164,360         6,421,776             0.9%
                                           ----------  --------------   --------------     ------------
                                             2,179      15,208,631      $294,596,806            39.3%
                                           ==========  ==============   ==============     ============

          (1) Includes annual minimum rent and tenant reimbursements based on amounts in effect at December 31, 2004
          (2) Luxottica was previously Lenscrafters & Sunglass Hut. Luxottica purchased Cole National Corporation, which operates Pearl Vision and Things Remembered in October 2004.
          (3)  Signet  Group was  previously  Sterling,  Inc.  They  operate Kay
               Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.
          (4)  J.C. Penney owns 27 of these stores.
          (5) Charming Shoppes, Inc. operates Lane Bryant, Fashion Bug, & Catherine's.
          (6) Trans World Entertainment operates FYE (formerly Camelot Music and Record Town) & Saturday Matinee.
          (7) Genesco Inc. operates Journey's, Jarman, & Underground Station. Genesco purchased Hat World, which operates Hat World, Lids, Hat Zone, and Cap Factory, as of April 2, 2004.
          (8) Sun Capital Partners, Inc. operates Sam Goody, Suncoast Motion Pictures, Musicland, Life Uniform, Anchor Blue, Mervyn's, Bruegger's Bagels, Wick's Furniture, and the Mattress Firm.

Our Growth Strategy

         Our objective is to achieve growth in funds from operations by maximizing cash flows through a variety of methods that are discussed below.

Leasing, Management and Marketing

         Our objective is to maximize cash flows from our existing Properties through:

          |X|  aggressive leasing that seeks to increase occupancy,

          |X| originating and renewing leases at higher base rents per square foot compared to the previous lease,

          |X|  merchandising, marketing and promotional activities and

          |X| aggressively controlling operating costs and tenant occupancy costs.

Expansions and Renovations

     We can create additional revenue by expanding a Property through the addition of department stores, mall stores and large format retailers. An expansion also protects the Property's competitive position within its market. As shown below, we completed six expansions during 2004 and will expand seven Properties in 2005:

                Property                              Location                     GLA                Opening Date
-----------------------------------------    ----------------------------    ----------------    -----------------------
Completed in 2004:
------------------
Arbor Place Mall (Rich's-Macy's)             Douglasville, GA                    140,000             September 2004
East Towne Mall                              Madison, WI                         139,000             November 2004
West Towne Mall                              Muskegon, MI                         94,000             November 2004
The Lakes Mall (Dick's Sporting Goods)       Muskegon, MI                         45,000             November 2004
Garden City Plaza Expansion                  Garden City, KS                      26,500               March 2004
Coastal Way                                  Spring Hill, FL                      20,500             September 2004
                                                                             ----------------
                                                                                 465,000
                                                                             ================
Scheduled for 2005:
-------------------
Citadel Mall                                 Charleston, SC                       45,000              August 2005
Stroud Mall                                  Stroudsburg, PA                       4,500              August 2005
Fayette Mall                                 Lexington, KY                       144,000              October 2005
Burnsville Center                            Burnsville, MN                        3,000             November 2005
CoolSprings Crossing                         Nashville, TN                        10,000               March 2005
The District at Monroeville Mall             Monroeville, PA                      75,000               April 2005
Fashion Square                               Orange Park, FL                      18,000               July 2005
                                                                             ----------------
                                                                                 299,500
                                                                             ================

     Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior decor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and in maintaining the Property's market dominance. As shown below, we renovated three Properties during 2004 and will renovate two Properties during 2005.

         Property                              Location
---------------------------------------  ---------------------------
Completed in 2004:
------------------
Northwoods Mall                             North Charleston, SC
Cherryvale Mall                             Rockford, IL
Panama City Mall                            Panama City, FL

Scheduled for 2005:
-------------------
CoolSprings Galleria                        Nashville, TN
Fayette Mall                                Lexington, KY

 Development of New Retail Properties

     In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographic trends to provide the opportunity to effectively maintain a competitive position. The following shows the new developments we opened during 2004 and those currently under construction:

              Property                          Location                 GLA               Opening Date
--------------------------------------   ------------------------ ------------------  -----------------------
Opened in 2004:
--------------
The Shoppes at Panama City               Panama City, FL                    56,000    February 2004
Coastal Grand-Myrtle Beach (50/50 joint
venture)                                 Myrtle Beach, SC                  908,000    March 2004
Wilkes-Barre Township Marketplace        Wilkes-Barre Township,
                                         PA                                281,000    March 2004
Charter Oak Marketplace                  Hartford, CT                      312,000    November 2004
                                                                  -----------------
                                                                         1,557,000
                                                                  =================

Currently under construction:
-----------------------------
Imperial Valley Mall (60/40 joint
venture)                                 El Centro, CA                     754,000    March 2005
Hamilton Corner                          Chattanooga, TN                    68,000    March 2005
Coastal Grand Crossing                   Myrtle Beach, SC                   15,000    April 2005
Cobblestone Village at Royal Palm Beach  Royal Palm Beach, FL              225,000    June 2005
Chicopee Marketplace                     Chicopee, MA                      156,000    September 2005
Southaven Towne Center                   Southaven, MS                     420,000    October 2005
                                                                 ------------------
                                                                         1,638,000
                                                                 ==================

     Our total investment in the Properties opened in 2004 was $89.5 and the total investment in the Properties we currently have under construction will be $106.2 million.

Acquisitions

     We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire regional mall properties where we believe we can increase the value of the property through our development, leasing and management expertise. We acquired the following Properties during 2004:

               Property                        Location                 GLA             Date Acquired
--------------------------------------- ------------------------ ------------------ -----------------------
Honey Creek Mall                        Terre Haute, IN                 680,890     March 2004
Volusia Mall                            Daytona Beach, FL             1,064,768     March 2004
Greenbrier Mall                         Chesapeake, VA                  889,683     April 2004
Fashion Square                          Orange Park, FL                  27,286     April 2004
Chapel Hill Mall                        Akron, OH                       861,653     May 2004
Chapel Hill Suburban                    Akron, OH                       117,088     May 2004
Park Plaza Mall                         Little Rock, AR                 546,500     June 2004
Monroeville Mall                        Monroeville, PA               1,128,747     July 2004
Monroeville Annex                       Monroeville, PA                 229,588     July 2004
Northpark Mall                          Joplin, MO                      991,076     November 2004
Mall del Norte                          Laredo, TX                    1,198,199     November 2004
                                                                  -----------------
                                                                      7,735,478
                                                                  =================


Risks Associated with Our Growth Strategy

     As with any strategy there are risks involved with our plan for growth. Such risks include, but are not limited to: development opportunities pursued may be abandoned; construction costs may exceed estimates; construction loans with full recourse to us may not be refinanced; proforma objectives, such as occupancy and rental rates, may not be achieved; and the required approval by an anchor tenant, mortgage lender or joint venture partner for certain expansion/development activities may not be obtained. An unsuccessful development project could result in a loss greater than our investment.

Insurance

     We carry a comprehensive blanket policy for liability, fire and rental loss insurance covering all of the Properties, with specifications and insured limits customarily carried for similar properties. The property and liability insurance policies on our Properties currently do not exclude loss resulting from acts of terrorism, whether foreign or domestic. We believe the Properties are adequately insured in accordance with industry standards.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of petroleum, certain hazardous or toxic substances on, under or in such real estate. Such laws typically impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. The costs of remediation or removal of such substances may be substantial. The presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's or operator's ability to lease or sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain laws also impose requirements on conditions and activities that may affect the environment or the impact of the environment on human health. Failure to comply with such requirements could result in the imposition of monetary penalties (in addition to the costs to achieve compliance) and potential liabilities to third parties. Among other things, certain laws require abatement or removal of friable and certain non-friable asbestos-containing materials in the event of demolition or certain renovations or remodeling. Certain laws regarding asbestos-containing materials require building owners and lessees, among other things, to notify and train certain employees working in areas known or presumed to contain asbestos-containing materials. Certain laws also impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with asbestos-containing materials. In connection with the ownership and operation of properties, we may be potentially liable for all or a portion of such costs or claims.

     All of our properties (but not properties for which we hold an option to purchase but do not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments within approximately the last ten years. Such assessments generally consisted of a visual inspection of the properties, review of federal and state environmental databases and certain information regarding historic uses of the property and adjacent areas and the preparation and issuance of written reports. Some of the properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the properties. Certain properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken. At certain properties, where warranted by the conditions, we have developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials. The costs associated with the development and implementation of such programs were not material.

     We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. We have not recorded in our financial statements any material liability in connection with environmental matters. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property's partnership. The existence of any such environmental liability could have an adverse effect on our results of operations, cash flow and the funds available to us to pay dividends.

Competition

     The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our properties face continued competition from discount shopping centers, outlet malls, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and campaigns.

Seasonality

     Our business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season. The Malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.

Qualification as a Real Estate Investment Trust ("REIT")

     We intend to continue to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code"). We generally will not be subject to federal income tax to the extent we distribute at least 90% of our REIT ordinary taxable income to our shareholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate rates.

Financial Information About Segments

     See Note 12 to the consolidated financial statements for information about our reportable segments.

Employees

     CBL & Associates Properties, Inc. does not have any employees other than its statutory officers. Our Management Company currently employees 738 full-time and 621 part-time employees. None of our employees are represented by a union.

Corporate Offices

     Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

     There is additional information about us on our web site at www.cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the "investor relations" section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not, be considered to be a part of this Form 10-K.


ITEM 2. PROPERTIES

     Refer to Item 7: Management's Discussion and Analysis for additional information pertaining to the Properties' performance.


Malls

     We own a controlling interest in 64 Malls and non-controlling interests in five Malls. We also own a non-controlling interest in a Mall that is currently under construction. The Malls are primarily located in middle markets and have strong competitive positions because they are the only, or dominant, regional mall in their respective trade areas.

     The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.

     We classify our Malls into two categories - Malls that have completed their initial lease-up are referred to as "stabilized malls" and Malls that are in their initial lease-up phase are referred to as "non-stabilized malls". The non-stabilized malls currently include The Lakes Mall in Muskegon, MI, which opened in August 2001; Parkway Place in Huntsville, AL, which opened in October 2002; and Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004.

     We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall and Eastgate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground lease.

     The following table sets forth certain information for each of the Malls as of December 31, 2004.

                                                                                            Mall
                                                                                            Store
                                        Year of                                             Sales     Percentage
                            Year of      Most                                               per       Mall
                           Opening/     Recent     Company's     Total         Total Mall   Square    Store GLA
Mall/Location            Acquisition   Expansion   Ownership     GLA(1)       Store GLA(2)  Foot(3)   Leased(4)    Anchors
---------------------------------------------------------------------------------------------------------------------------------
Coastal Grand -             2004           N/A         50%      929,868           352,205   $   288     91%   Bed Bath & Beyond,
Myrtle Beach                                                                                                  Belk, Books A
Myrtle Beach, SC                                                                                              Million, Dick's
                                                                                                              Sporting Goods,
                                                                                                              Dillard's, Sears

The Lakes                   1999          2004         90%      593,487           191,581       250    98%    Bed Bath & Beyond,
Muskegon, MI                                                                                                  Dick's Sporting
                                                                                                              Goods, JC Penney,
                                                                                                              Sears, Younkers

Parkway Place Mall        1957/1998       2002         45%      630,825           279,984       237    91%    Dillard's, Parisian
Huntsville, AL                                             ---------------------------------------------------
                            Total Non-Stabilized Malls        2,154,180           823,770   $   271    93%
                                                           ---------------------------------------------------

Stabilized Malls:
Arbor Place                 1999           2004       100%    1,176,244           378,056   $   335    96%    Bed Bath & Beyond,
Atlanta                                                                                                       Borders,
(Douglasville), GA                                                                                            Dillard's, JC
                                                                                                              Penney, Old Navy,
                                                                                                              Parisian, Macy's,
                                                                                                              Sears

Asheville Mall            1972/2000       2000        100%      931,262           310,427       303    98%    Belk, Dillard's,
Asheville, NC                                                                                                 Dillard's West, JC
                                                                                                              Penney, Sears

Bonita Lakes Mall(5)        1997           N/A        100%      633,685           185,258       271    96%    Dillard's,
Meridian, MS                                                                                                  Goody's, JC
                                                                                                              Penney, McRae's,
                                                                                                              Sears




Brookfield Square         1967/2001       1997        100%    1,030,200           317,350       422    91%    Boston Store, JC
Brookfield, WI                                                                                                Penney, Old Navy,
                                                                                                              Sears

Burnsville Center         1977/1998        N/A        100%    1,086,576           425,533       355    97%    JC Penney,
Burnsville, MN                                                                                                Marshall Fields,
                                                                                                              Former Mervyn's(6),
                                                                                                              Old Navy, Sears

Cary Towne Center         1979/2001       1993        100%    1,004,210           297,775       316    93%    Belk, Dillard's,
Cary, NC                                                                                                      Hecht's, JC
                                                                                                              Penney, Sears

Chapel Hill Mall(7)       1966/2004       1995        100%      861,653           302,329       310    92%    JC Penney,
Akron, OH                                                                                                     Kaufmann's, Old
                                                                                                              Navy, Sears

Cherryvale Mall           1973/2001       2004        100%      783,167           299,607       320    99%    Bergner's, JC
Rockford, IL                                                                                                  Penney, Marshall
                                                                                                              Field's, Sears

Citadel Mall              1981/2001       2000        100%    1,067,491           298,010       256    86%    Belk, Dillard's,
Charleston, SC                                                                                                Parisian, Old
                                                                                                              Navy, Sears, Target

College Square              1988          1993        100%      459,705           153,881       233    100%   Belk, Goody's, JC
Morristown, TN                                                                                                Penney,
                                                                                                              Proffitt's, Sears

Columbia Place            1977/2001       1997        100%    1,042,404           297,854       271    99%    Dillard's, JC
Columbia, SC                                                                                                  Penney, Old Navy,
                                                                                                              Macy's, Sears

CoolSprings Galleria        1991          1994        100%    1,125,914           371,278       403    98%    Dillard's,
Nashville, TN                                                                                                 Hecht's, JC
                                                                                                              Penney, Parisian,
                                                                                                              Sears

Cross Creek Mall          1975/2003       2000        100%    1,054,034           254,688       485    100%   Belk, Hecht's, JC
Fayetteville, NC                                                                                              Penney, Sears

East Towne Mall           1971/2001       2004        100%      839,608           369,781       322    94%    Barnes & Noble,
Madison, WI                                                                                                   Boston Store,
                                                                                                              Dick's Sporting
                                                                                                              Goods, Gordman's,
                                                                                                              JC Penney, Sears,
                                                                                                              Steve & Barry's
Eastgate Mall(8)          1980/2001       1995        100%    1,066,654           271,885       280    94%    Dillard's, JC
Cincinnati, OH                                                                                                Penney, Kohl's,
                                                                                                              Sears, Steve &
                                                                                                              Barry's

Fashion Square            1972/2001       1993        100%      798,016           285,252       286    89%    JC Penney,
Saginaw, MI                                                                                                   Marshall Field's,
                                                                                                              Sears

Fayette Mall              1971/2001       1993        100%    1,074,922           308,524       494    100%   Dillard's, JC
Lexington, KY                                                                                                 Penney, Macy's,
                                                                                                              Sears

Foothills Mall            1983/1996       1997         95%      478,768           148,669       223    92%    Goody's,  JC
Maryville, TN                                                                                                 Penney, Proffitt's
                                                                                                              for Women,
                                                                                                              Proffitt's for Men
                                                                                                              Kids & Home,
                                                                                                              Sears, TJ Maxx

Frontier Mall               1981          1997        100%      519,471           205,720       216    96%    Dillard's I,
Cheyenne, WY                                                                                                  Dillard's II, Gart
                                                                                                              Sports, JC Penney,
                                                                                                              Sears

Georgia Square              1981           N/A        100%      673,138           251,584       265    99%    Belk, JC Penney,
Athens, GA                                                                                                    Macy's, Sears

Governor's Square           1986          1999         48%      718,786           287,161       300    87%    Belk, Dillard's,
Clarksville, TN                                                                                               Goody's, JC
                                                                                                              Penney, Sears

Greenbrier Mall           1981/2004       2004        100%      889,683           305,702       333    93%    Dillard's,
Chesapeake, VA                                                                                                Hecht's, Sears

Hamilton Place              1987          1998         90%    1,145,007           368,359       367    100%   Dillard's, JC
Chattanooga, TN                                                                                               Penney, Parisian,
                                                                                                              Proffitt's for Men
                                                                                                              Kids & Home,
                                                                                                              Proffitt's for
                                                                                                              Women, Sears

Hanes Mall                1975/2001       1990        100%    1,494,945           551,140       336    96%    Belk, Dillard's,
Winston-Salem, NC                                                                                             Hecht's, JC
                                                                                                              Penney, Old Navy,
                                                                                                              Sears

Harford Mall              1973/2003       1995        100%      490,458           188,522       345    98%    Hecht's, Old Navy,
Bel Air, MD                                                                                                   Sears




Hickory Hollow Mall       1978/1998       1991        100%    1,088,280           418,091       252    91%    Dillard's,
Nashville, TN                                                                                                 Hecht's, JC
                                                                                                              Penney, Linens N
                                                                                                              Things, Sears

Honey Creek Mall          1968/2004       1981        100%      680,890           215,367       319    98%    Elder-Beerman, JC
Terre Haute, IN                                                                                               Penney, L.S.
                                                                                                              Ayers, Sears

Janesville Mall           1973/1998       1998        100%      627,128           173,798       298    98%    Boston Store, JC
Janesville, WI                                                                                                Penney, Kohl's,
                                                                                                              Sears

Jefferson Mall            1978/2001       1999        100%      923,762           269,434       309    94%    Dillard's, JC
Louisville, KY                                                                                                Penney, Macy's,
                                                                                                              Sears

Kentucky Oaks Mall        1982/2001       1995         50%    1,013,822           420,568       262    94%    Best Buy,
Paducah, KY                                                                                                   Dillard's,
                                                                                                              Elder-Beerman, JC
                                                                                                              Penney, K's
                                                                                                              Merchandise Mart,
                                                                                                              Sears

Lakeshore Mall              1992          1999        100%      495,972           148,144       278    96%    Beall's(9), Belk,
Sebring, FL                                                                                                   JC Penney, Kmart,
                                                                                                              Sears

Madison Square              1984          1985        100%      932,452           299,617       296    96%    Dillard's, JC
Huntsville, AL                                                                                                Penney, McRae's,
                                                                                                              Parisian, Sears,
                                                                                                              Steve & Barry's

Mall del Norte            1977/2004       1993        100%    1,198,199           375,996       367    91%    Beall Bros.(9),
Laredo, TX                                                                                                    Dillard's,
                                                                                                              Foley's, Foley's
                                                                                                              Home Store, JC
                                                                                                              Penney, Joe Brand,
                                                                                                              Mervyn's, Sears,
                                                                                                              Former Ward's(10)

Meridian Mall(11)         1969/1998       1987        100%      977,085           397,176       276    96%    Bed Bath & Beyond,
Lansing, MI                                                                                                   Dick's Sporting
                                                                                                              Goods, JC Penney,
                                                                                                              Marshall Field's,
                                                                                                              Mervyn's, Old
                                                                                                              Navy, Schuler
                                                                                                              Books, Steve &
                                                                                                              Barry's, Younkers

Midland Mall              1991/2001        N/A        100%      515,000           197,626       282    95%    Barnes & Noble,
Midland, MI                                                                                                   Elder-Beerman, JC
                                                                                                              Penney, Sears,
                                                                                                              Steve & Barry's,
                                                                                                              Target

Monroeville Mall          1969/2004       2003        100%    1,128,747           443,216       339    94%    Macy's, JC Penney,
Pittsburgh, PA                                                                                                Kaufmann's

Northpark Mall            1972/2004       1996        100%      991,076           319,774       286    93%    Famous Barr,
Joplin, MO                                                                                                    Famous Barr Home
                                                                                                              Store, JC Penney,
                                                                                                              Old Navy, Sears,
                                                                                                              Former Shopko(12),
                                                                                                              Former Ward's(12)

Northwoods Mall           1972/2001       1995        100%      833,833           335,497       316    98%    Belk, Books A
Charleston, SC                                                                                                Million,
                                                                                                              Dillard's, JC
                                                                                                              Penney, Sears

Oak Hollow Mall             1995           N/A         75%      800,762           249,934       205    90%    Belk, Dillard's,
High Point, NC                                                                                                Goody's, JC
                                                                                                              Penney, Sears

Old Hickory Mall          1967/2001       1994        100%      544,668           164,573       307    91%    Belk, Macy's, JC
Jackson, TN                                                                                                   Penney, Sears

Panama City Mall          1976/2002       1984        100%      606,452           249,293       290    89%    Dillard's, JC
Panama City, FL                                                                                               Penney, Sears

Park Plaza                1988/2004        N/A        100%      546,500           262,178       423    86%    Dillard's I,
Little Rock, AR                                                                                               Dillard's II

Parkdale Mall             1986/2001       1993        100%    1,371,870           456,529       245    87%    Beall Bros.(9),
Beaumont, TX                                                                                                  Books A Million,
                                                                                                              Dillard's I,
                                                                                                              Dillard's II,
                                                                                                              Foley's, JC
                                                                                                              Penney, Linens N
                                                                                                              Things, Old Navy,
                                                                                                              Sears

Pemberton Square            1985          1999        100%      351,920           133,685       147    72%    Designer Inc.(13),
Vicksburg, MS                                                                                                 Dillard's, JC
                                                                                                              Penney, McRae's

Plaza del Sol               1979          1996         51%      261,586           105,405       172    89%    Beall Bros.(10),
Del Rio, TX                                                                                                   JC Penney, Bel
                                                                                                              Furniture/LA




Post Oak Mall               1982          1985        100%      776,898           320,280       267    95%    Beall Bros.(9),
College Station, TX                                                                                           Dillard's,
                                                                                                              Dillard's South,
                                                                                                              Foley's, JC
                                                                                                              Penney, Sears

Randolph Mall             1982/2001       1989        100%      350,035           148,021       196    94%    Belk, Books A
Asheboro, NC                                                                                                  Million,
                                                                                                              Dillard's, JC
                                                                                                              Penney, Sears

Regency Mall              1981/2001       1999        100%      884,534           269,141       269    92%    Boston Store, JC
Racine, WI                                                                                                    Penney, Linens N
                                                                                                              Things, Sears,
                                                                                                              Steve & Barry's,
                                                                                                              Target

Richland Mall             1980/2002       1996        100%      720,610           241,132       303    97%    Beall Bros.(9),
Waco, TX                                                                                                      Dillard's I,
                                                                                                              Dillard's II, JC
                                                                                                              Penney, Sears

River Ridge Mall          1980/2003       2000        100%      784,775           203,208       315    94%    Belk, Hecht's, JC
Lynchburg, VA                                                                                                 Penney, Sears,
                                                                                                              Value City

Rivergate Mall            1971/1998       1998        100%    1,129,035           347,206       310    98%    Dillard's,
Nashville, TN                                                                                                 Hecht's, JC
                                                                                                              Penney, Linens N
                                                                                                              Things, Sears

Southpark Mall            1989/2003        N/A        100%      626,806           223,482       292    100%   Hecht's, JC
Colonial Heights, VA                                                                                          Penney, Dillard's,
                                                                                                              Sears

St. Clair Square(14)      1974/1996       1993        100%    1,047,438           283,364       383    100%   Dillard's, Famous
Fairview Heights, IL                                                                                          Barr, JC Penney,
                                                                                                              Sears

Stroud Mall(15)           1977/1998       1994        100%      424,232           150,309       312    99%    JC Penney, Sears,
Stroudsburg, PA                                                                                               The Bon-Ton

Sunrise Mall              1979/2003       2000        100%      739,996           315,095       327    81%    Beall Bros.(9),
Brownsville, TX                                                                                               Dillard's, JC
                                                                                                              Penney, Sears

Towne Mall                1977/2001        N/A        100%      465,451           155,137       228    91%    Dillard's,
Franklin, OH                                                                                                  Elder-Beerman,
                                                                                                              Sears

Turtle Creek Mall           1994          1995        100%      846,150           223,056       323    98%    Chuck E. Cheese,
Hattiesburg, MS                                                                                               Dillard's,
                                                                                                              Goody's, JC
                                                                                                              Penney, McRae's I,
                                                                                                              McRae's II, Sears

Twin Peaks Mall             1985          1997        100%      555,919           242,534       230    83%    Dillard's I,
Longmont, CO                                                                                                  Dillard's II, JC
                                                                                                              Penney, Sears

Valley View Mall          1985/2003       1999        100%      787,255           287,720       337    97%    Belk, Hecht's, JC
Roanoke, VA                                                                                                   Penney, Old Navy,
                                                                                                              Sears

Volusia Mall              1974/2004       1982        100%    1,064,768           246,225       393    97%    Macy's, Dillard's
Daytona Beach, FL                                                                                             East, Dillard's
                                                                                                              West, Dillard's
                                                                                                              South, JC Penney,
                                                                                                              Sears

Walnut Square(16)           1980          1992        100%      449,798           170,605       246    95%    Belk, Goody's, JC
Dalton, GA                                                                                                    Penney,
                                                                                                              Proffitt's, Sears

Wausau Center(17)         1983/2001       1999        100%      429,970           156,770       259    94%    JC Penney, Sears,
Wausau, WI                                                                                                    Younkers

West Towne Mall           1970/2001       2004        100%      915,307           271,293       415    100%   Boston Store,
Madison, WI                                                                                                   Dick's Sporting
                                                                                                              Goods, JC Penney,
                                                                                                              Sears

WestGate Mall(18)         1975/1995       1996        100%    1,100,679           267,353       260    96%    Bed Bath & Beyond,
Spartanburg, SC                                                                                               Belk, Dick's
                                                                                                              Sporting Goods,
                                                                                                              Dillard's, JC
                                                                                                              Penney,
                                                                                                              Proffitt's, Sears

Westmoreland Mall         1977/2002       1994        100%    1,017,114           405,023       330    97%    JC Penney,
Greensburg, PA                                                                                                Kaufmann's,
                                                                                                              Kaufmann's Home
                                                                                                              Store, Old Navy,
                                                                                                              Sears, Steve &
                                                                                                              Barry's, The
                                                                                                              Bon-Ton

York Galleria             1998/1999        N/A        100%      770,668           233,451       318    100%   Boscov's, JC
York, PA                                                                                                      Penney, Sears, The
                                                           -------------------------------------------------- Bon-Ton
                      Total Stabilized                       54,223,443        18,230,651   $   314    94%
                            Malls                          -------------------------------------------------

                         Grand total                         56,377,623        19,054,421   $   312    94%
                                                           =================================================


          (1) Includes total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
          (2)  Excludes Anchors.
          (3)  Totals represent weighted averages.
          (4) Includes tenants paying rent for executed leases as of December 31, 2004.
          (5) Bonita Lakes - We are the lessee under a ground leases for 82 acres, which extends through June 30, 2035, including four five-year renewal options. The annual base rent at December 31, 2004 is $30,726 increasing by an average of 6% per year.
          (6) Burnsville Center - We acquired the vacant Mervyn's store and are redeveloping the space.
          (7)  Chapel Hill Mall - Ground rent is $10,000 per year.
          (8)  Eastgate Mall - Ground rent is $24,000 per year.
          (9) Lakeshore, Parkdale, Plaza del Sol, Post Oak, Richland, and Sunrise Malls - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
          (10) Mall del Norte - Former Ward's space is vacant.
          (11) Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
          (12) Northpark Mall - Former Shopko and Ward's spaces are vacant.
          (13) Pemberton Square - Former Designer Inc. space is vacant.
          (14) St. Clair Square - We are the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. The rental amount is $40,500 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.
          (15) Stroud Mall - We are the lessee under a ground lease, which extends through July, 2089. The current rental amount is $50,000 per year, increasing by $10,000 every ten years through 2059. An additional $100,000 is paid every 10 years.
          (16) Walnut Square - We are the lessee under several ground leases, which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. The rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. We have a right of first refusal to purchase the fee.
          (17) Wausau Center - Ground rent is $76,000 per year plus 10% of net taxable cash flow.
          (18) Westgate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. The rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

Anchors

     Anchors are an important factor in a Mall's successful performance. The public's identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

     Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 5.5% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

     During 2004, we added the following anchors to the following Malls:

Anchor                        Property                 Location
----------------------------------------------------------------------------------
Dick's Sporting Goods         The Lakes Mall           Muskegon, MI
Dick's Sporting Goods         East Towne Mall          Madison, WI
Dick's Sporting Goods         West Towne Mall          Madison, WI
JCPenney                      Cherryvale Mall          Rockford, IL
JCPenney                      Plaza del Sol            Del Rio, TX
Rich's-Macy                   Arbor Place              Douglasville, GA

     In addition, we added the following junior anchor or non-traditional anchor boxes to the following Malls:

Anchor                    Property                       Location
----------------------------------------------------------------------------------
Steve & Barry's           Madison Square Mall            Huntsville, AL
Steve & Barry's           Midland Mall                   Midland, MI
Steve & Barry's           Regency Mall                   Racine, WI
Steve & Barry's           Westmoreland Mall              Greensburg, PA
Linens & Things           Hickory Hollow Mall            Nashville, TN
Linens & Things           Regency Mall                   Racine, WI
Barnes & Noble            East Towne Mall                Madison, WI
Books-A-Million           Randolph Mall                  Asheboro, NC
TJMaxx                    Foothills Mall                 Maryville, TN
Gordman's                 East Towne Mall                Madison, WI
Chuck E. Cheese           Turtle Creek Mall              Hattiesburg, MS

     As of December 31, 2004, the Malls had a total of 342 anchors and junior anchors including four vacant anchor locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2004 is as follows:

                                        Number
Anchor                               of Stores      Leased GLA       Owned GLA     Total GLA
----------------------------------------------------------------------------------------------
JCPenney                                    62       3,552,405       3,409,682     6,962,087
Sears                                       63       1,571,323       6,506,743     8,078,066
Dillard's                                   49         481,759       5,989,981     6,471,740
Sak's:
     Boston Store                            5          96,000         613,834       709,834
     Proffitt's                              7               -         643,082       643,082
     Parisian                                6         132,621         647,633       780,254
     McRae's                                 5               -         511,359       511,359
     Younker's                               3         194,161         106,131       300,292
          Subtotal                          26         422,782       2,522,039     2,944,821
Belk:                                       18         624,928       1,687,262     2,312,190
The May Company
     Foley's                                 4         146,725         275,155       421,880
     Famous Barr                             3         403,940               -       403,940
     Hecht's                                12         413,707       1,197,716     1,611,423
     Kaufmann's                              4         189,554         402,879       592,433
     L.S. Ayres                              1         173,000               -       173,000
     Marshall Field                          4         147,632         494,299       641,931
          Subtotal                          28       1,474,558       2,370,049     3,844,607
Federated Department Stores:
     Macy's                                  8         360,226       1,007,470     1,367,696
Barnes & Noble                               2          50,293               -        50,293
Beall Bros.                                  6         222,440               -       222,440
Beall's (FL)                                 1          45,844               -        45,844
Bed, Bath & Beyond                           5         154,835               -       154,835
Bel Furniture                                1          29,998               -        29,998
Bergner's                                    1               -         128,330       128,330
Best Buy                                     1          34,262               -        34,262
Books A Million                              4          69,765               -        69,765
Borders                                      1          25,814               -        25,814
Boscov's                                     1               -         150,000       150,000
Chuck E. Cheese                              1           7,478               -         7,478
Dick's Sporting Goods                        6         344,551               -       344,551
Elder-Beerman                                4         194,613         117,888       312,501
Gart Sports                                  1          24,750               -        24,750
Goody's                                      7         239,524               -       239,524
Gordman's                                    1          47,943               -        47,943
Joe Brand                                    1          29,413               -        29,413
Kmart                                        1          86,479               -        86,479
Kohl's                                       2         183,591               -       183,591
Linens N Things                              4         111,746               -       111,746
Mervyn's                                     2         152,389               -       152,389
Old Navy                                    13         267,824               -       267,824
Schuler Books                                1          24,116               -        24,116
Shopko/K's Merchandise Mart                  1               -          85,229        85,229
Steve & Barry's                              7         250,776               -       250,776
Target                                       3               -         315,636       315,636
The Bon Ton                                  3          87,024         231,715       318,739
TJ Maxx                                      1          30,000               -        30,000
Value City                                   1          97,411               -        97,411
Vacant Anchors:
     Shopko (1)                              1               -          90,000        90,000
     Ward's                                  2          95,116         117,110       212,226
     Designer, Inc.                          1          20,269               -        20,269
     Mervyn's (2)                            1         124,919               -       124,919
                                    ----------------------------------------------------------
                                           342      11,541,164      24,729,134    36,270,298
                                    ==========================================================

          (1)  Although store is vacant, rental payments continue to be made.
          (2)  We have purchased this space and are redeveloping it.

Mall Stores

     The Malls have approximately 8,956 mall stores. National and regional retail chains (excluding local franchises) lease approximately 82.0% of the occupied mall store GLA. Although mall stores occupy only 27.7% of the total mall GLA, the Malls received 91.4% of their revenues from mall stores for the year ended December 31, 2004.

Mall Lease Expirations

     The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2004:

                                                                                  Expiring
                                                                                 Leases as %     Expiring
                    Number of                       GLA of       Average Base     of Total      Leases as a
  Year Ending        Leases        Annualized      Expiring        Rent Per      Annualized     % of Total
  December 31,      Expiring     Base Rent (1)      Leases       Square Foot     Base Rent (2)  Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
         2005           669       $33,481,000      1,438,000         $23.29           9.0%           9.5%
         2006           939        48,563,000      2,070,000          23.46          13.1%          13.7%
         2007           777        48,261,000      1,981,000          24.36          13.0%          13.1%
         2008           673        43,566,000      1,930,000          22.57          11.7%          12.8%
         2009           626        41,941,000      1,745,000          24.03          11.3%          11.6%
         2010           491        35,319,000      1,470,000          24.03           9.5%           9.7%
         2011           442        34,516,000      1,230,000          28.07           9.3%           8.1%
         2012           393        29,166,000        986,000          29.57           7.8%           6.5%
         2013           309        23,911,000        969,000          24.69           6.4%           6.4%
         2014           301        20,064,000        694,000          28.89           5.4%           4.6%

(1) Total annualized contractual base rent in effect at December 31, 2004 for all leases that had been executed as of December 31, 2004, including rent for space that is leased but not occupied.
(2) Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2004.

Mall Tenant Occupancy Costs

     Occupancy cost is a tenant's total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

                                                Year Ended December 31, (1)
                                        ---------------------------------------------
                                            2004           2003            2002
                                        -------------- -------------- ---------------
Mall store sales (in millions)(1)         $3,453.0       $3,199.9        $2,852.8
                                        ============== ============== ===============
Minimum rents                                 8.3%           8.5%            8.3%
Percentage rents                              0.3%           0.3%            0.4%
Tenant reimbursements (2)                     3.4%           3.4%            3.3%
                                        -------------- -------------- ---------------
Mall tenant occupancy costs                  12.0%          12.2%           12.0%
                                        ============== ============== ===============

(1) Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing mall store GLA of 10,000 square feet or less. Represents 100% of sales for the Malls. In certain cases, the Company and the Operating Partnership own less than a 100% interest in the Malls.
(2) Represents reimbursements for real estate taxes, insurance, common area maintenance charges and certain capital expenditures.

Associated Centers

     We own a controlling interest in 26 Associated Centers and a non-controlling interest in one Associated Center. We also own a controlling interest in two Associated Centers that were under construction at December 31, 2004.

     Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as TJ Maxx, Target, Toys R Us and Goody's. Associated Centers are managed by the staff at the Mall it is adjacent to and usually benefit from the customers drawn to the Mall.

     The following table sets forth certain information for each of the Associated Centers as of December 31, 2004:

                            Year of
                           Opening/Most                         Total     Percentage
Associated Center/           Recent     Company's  Total        Leasable     GLA
Location                   Expansion    Ownership  GLA/(1)      GLA(2)    Occupied(3)           Anchors
----------------------------------------------------------------------------------------------------------------------
Annex at Monroeville         1969        100%     186,357      186,357        95%     Burlington Coat Factory,
Pittsburgh, PA                                                                        Dick's Sporting Goods, Guitar
                                                                                      Center, Office Max


Bonita Lakes Crossing(4)  1997/1999      100%     130,150      130,150        95%     Books-A-Million, Office Max,
Meridian, MS                                                                          Old Navy, Shoe Carnival, TJ
                                                                                      Maxx, Toys 'R' Us

Chapel Hill Suburban         1969        100%     117,088      117,088        99%     H.H. Gregg, Value City
Akron, OH

CoolSprings Crossing         1992        100%     373,931      192,370       100%     American Signature(5), H.H.
Nashville, TN                                                                         Gregg(6), Lifeway Christian
                                                                                      Store, Target(5), Toys "R"
                                                                                      Us(5), Wild Oats(6)

Courtyard at Hickory         1979        100%      77,460       77,460        76%     Carmike Cinemas, Just for
Hollow                                                                                Feet(7)
Nashville, TN

Eastgate Crossing            1991        100%     195,112      171,628       100%     Borders, Circuit City, Kroger,
Cincinnati, OH                                                                        Office Depot, Office Max(5)

Foothills Plaza           1983/1986      100%     191,216       71,216       100%     Carmike Cinemas, Dollar
Maryville, TN                                                                         General, Foothill's Hardware,
                                                                                      Hall's Salvage and Surplus,
                                                                                      Fowler's Funiture(5)

Frontier Square              1985        100%     161,615       16,615       100%     PetCo(8), Ross(8), Target(5),
Cheyenne, WY                                                                          TJ Maxx(8)

Governor's Square Plaza      1985        50%      187,599       65,401       100%     Best Buy, Lifeway Christian
Clarksville, TN                                                                       Store, Premier Medical Group,
                                                                                      Target(5)

Georgia Square Plaza         1984        100%      15,393       15,393       100%     Georgia Theatre Company
Athens, GA

Gunbarrel Pointe             2000        100%     281,525      155,525       100%     David's Bridal, Goody's,
Chattanooga, TN                                                                       Kohl's, Target(5)

Hamilton Corner              1990        90%       88,298       88,298        50%     PetCo
Chattanooga, TN

Hamilton Crossing         1987/1994      92%      185,370       92,257        88%     Home Goods(9), Lifeway
Chattanooga, TN                                                                       Christian Store, Michaels(9),
                                                                                      Parties R Us, TJ Maxx, Toys
                                                                                      "R" Us(5)

Harford Annex             1973/2003      100%     107,903      107,903       100%     Best Buy, Dollar Tree,
Bel Air, MD                                                                           Gardiner's Furniture, Lifeway
                                                                                      Christian Store, PetsMart

The Landing at Arbor         1999        100%     169,523       91,836        85%     Circuit City(5), Lifeway
Place                                                                                 Christian Store, Michael's,
Atlanta(Douglasville), GA                                                             Shoe Carnival, Toys "R" Us(5)




Madison Plaza                1984        100%     153,085       98,690        99%     Food World, Design World, H.H.
Huntsville, AL                                                                        Gregg(10), TJ Maxx

Parkdale Crossing            2002        100%      80,209       80,209       100%     Barnes & Noble, Lifeway
Beaumont, TX                                                                          Christian Store, Office Depot,
                                                                                      PetCo

Pemberton Plaza              1986        10%       77,893       26,947        91%     Blockbuster, Kroger(5)
Vicksburg, MS

The Shoppes at Hamilton      2003        92%      109,937      109,937       100%     Bed Bath & Beyond, Marshall's,
   Place                                                                              Ross
Chattanooga, TN

The Shoppes at Panama        2004        100%      57,000       57,000        80%     Best Buy
City
Panama City, FL

Sunrise Commons           1979/2003      100%     226,012      100,567        96%     K-Mart(5), Marshall's, Old
Brownsville, TX                                                                       Navy, Ross, Staples(5)

The Terrace                  1997        92%      156,297      117,025       100%     Barnes & Noble, Circuit
Chattanooga, TN                                                                       City(5), Linens 'N Things, Old
                                                                                      Navy, Party City, Staples

The District at              2004        100%      32,500       32,500       100%     Barnes & Noble
Monroeville
Pittsburgh, PA

Village at Rivergate      1981/1998      100%     166,366       66,366        81%     Circuit City, Target(5)
Nashville, TN

Westmoreland Crossing        2002        100%     277,303      277,303        71%     Former Ames(11), Carmike
Greensburg, PA                                                                        Cinema, Michaels(12), Shop N'
                                                                                      Save

WestGate Crossing         1985/1999      100%     157,247      157,247        93%     Goody's, Old Navy, Toys "R" Us
Spartanburg, SC

West Towne Crossing          1980        100%     429,768      162,085       100%     Barnes & Noble, Best Buy,
Madison, WI                                                                           Kohls(5), Cub Foods(5), Gander
                                                                                      Mountain, Office Max(5),
                                                                                      Shopko(5)
                                                -------------------------------------
Total Associated Centers                          4,392,157    2,865,373      92%
                                                 ====================================

(1) Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)  Includes leasable Anchors.
(3) Includes tenants with executed leases as of December 31, 2004, and includes leased anchors.
(4) Bonita Lakes Crossing - The land is ground leased through 2015 with options to extend through June 2035. The annual rent at December 31, 2004 was $21,352, increasing by an average of 6% each year.
(5)  Owned by the tenant.
(6) CoolSprings Crossing - Space is owned by Developers Diversified and leased to H.H. Gregg and Wild Oats.
(7)  Courtyard at Hickory Hollow - Former Just for Feet space is vacant.
(8) Frontier Square - Space is owned by Albertson's and subleased to PetCo, Ross, and TJ Maxx.
(9) Hamilton Crossing - Former Service Merchandise space is owned by JLPK-Chattanooga LLC and leased to Home Goods and Michaels.
(10) Madison Plaza - Former Service Merchandise space is owned by JLPK-Chattanooga LLC and leased to H.H. Gregg.
(11) Westmoreland Crossing - Dick's Sporting Goods is currently under construction to replace the former Ames vacant space.
(12) Westmoreland Crossing - Former Service Merchandise space is owned by JLPK-Greensburg, LLC and leased to Michaels.

     We own the land underlying the Associated Centers in fee simple interest, except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

Associated Centers Lease Expirations

     The  following  table  summarizes  the  scheduled  lease   expirations  for
Associated Center tenants in occupancy as of December 31, 2004.

                                                                                  Expiring
                                   Annualized                                    Leases as %     Expiring
                    Number of     Base Rent of      GLA of         Average        of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot     Base Rent (2)  Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
     2005              39         $2,706,000        150,000          $17.99          12.9%           7.6%
     2006              31          1,517,000        133,000           11.38           6.4%           6.7%
     2007              37          1,647,000        151,000           10.89           6.9%           7.6%
     2008              22          1,343,000        122,000           11.02           5.7%           6.2%
     2009              23          2,260,000        214,000           10.57           9.5%          10.8%
     2010              11          2,196,000        286,000            7.68           9.3%          14.5%
     2011               8          2,570,000        272,000            9.44          10.8%          13.8%
     2012              12          3,306,000        324,000           10.21          13.9%          16.4%
     2013               9          1,213,000         99,000           12.26           5.1%           5.0%
     2014              12          2,197,000        218,000           10.08           9.3%          11.0%

(1) Total annualized contractual base rent in effect at December 31, 2004 for all leases that had been executed as of December 31, 2004, including rent for space that is leased but not occupied.
(2) Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2004.

Community Centers

     We own a controlling interest in 12 Community Centers and a non-controlling interest in 48 Community Centers. We also own controlling interest in three Community Centers that are currently under construction. Galileo America LLC, our joint venture with Galileo America, Inc., owns the 48 community centers that we have a noncontrolling interest in (see Note 5 to the consolidated financial statements for a description of this joint venture). The information provided herein for the Community Centers does not include these 48 Community Centers.

     Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores' rents are typically fixed and are for longer terms.

     Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center's small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

     The  Percentage  GLA  Occupied(3)   following  tables  sets  forth  certain
information for each of our Community Centers at December 31, 2004:

                            Year of                                   Percentage
                        Opening/ Most                       Total      GLA                                      Square Feet
Community Center             Recent     Company's  Total    Leaseable  Occupied                                 of Anchor
/ Location                 Expansion    Ownership  GLA(1)   GLA(2)     (3)           Anchors                    Vacancies
----------------------------------------------------------------------------------------------------------------------------
BJ's Plaza(4)(5)               1991       100%    104,233     104,233   100%    BJ's Wholesale Club               None
Portland, ME

Cedar Plaza                    1988       100%     50,000      50,000   100%    Tractor Supply Company            None
Cedar Springs, MI

Fashion Square                 2004       100%     27,286      23,786   100%    None                               N/A
Orange Park, FL

Massard Crossing               2001        10%    300,717      98,410    96%    Goody's, TJ Maxx,                 None
Ft. Smith, AR                                                                   Wal*Mart(6)

North Creek Plaza              1983       100%     28,500      28,500     0%    Food Lion(7)
Greenwood, SC                                                                                                   21,000

Oaks Crossing               1990/1993     100%    119,674      27,450   100%    One Dollar Superstore,            None
Otsego, MI                                                                      Wal*Mart(6)

Sattler Square                 1989       100%    132,746      94,760   100%    Big Lots, Rite Aid,               None
Big Rapids, MI                                                                  Tractor Supply Company

Springdale (5)              1960/2002     100%    789,301     653,281    95%    Barnes & Noble, Best Buy,         None
Mobile, AL                                                                      Burlington Coat Factory,
                                                                                David's Bridal, Goody's,
                                                                                Linens N Things, Marquee
                                                                                Cinemas, McRae's, Old
                                                                                Navy, Sam's Club, Staples,
                                                                                Wherehouse Entertainment

The Village at Wexford         1990       100%     72,450      72,450    92%    Tractor Supply Company (8)        None
Cadillac, MI

Village Square              1990/1993     100%    163,294      27,050    85%    Fashion Bug, Wal*Mart(6)          None
Houghton Lake, MI

Wilkes-Barre Township          2004       100%    306,507     102,350   100%    A.C. Moore Crafts, Fashion        None
    Marketplace(5)                                                              Bug, Wal*Mart(9)
Wilkes-Barre Township, PA

Willowbrook Plaza              1999        10%    386,130     292,580    89%    American Multi-Cinema,            None
Houston, TX                                                                     Home Depot(6), Lane Home
                                                                                Furnishings, Linens 'N
                                                                                Things
                                                -------------------------------
Total Community Centers                         2,480,838   1,574,850    94%
                                                ===============================

(1) Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)  Includes leasable Anchors.
(3) Includes tenants with executed leases as of December 31, 2004, and includes leased anchors.
(4) BJ's Plaza - Ground Lease term extends to 2051 including four 10-year extensions. Lessee has an option to purchase and a right of first refusal to purchase the fee.
(5) The property was sold to Galileo America in January 2005. We retained the Marquee Cinemas space plus 33,808 square feet of small shop space at Springdale.
(6)  Wal*Mart owns the space and vacated it in February 2005.
(7)  North Creek Plaza - Former Food Lion space is vacant.
(8) The Village at Wexford - Tractor Supply Company has an option to purchase its 56,850 square foot store commencing in 1996 for a price based upon capitalizing the minimum annual rent at the time of exercise at a rate of 8.33%.
(9) Wilkes-Barre Township Marketplace - Ground lease term extends to 2091 including seven 10-year extension options. Ground is subleased to Wal*Mart.

Community Centers Lease Expirations

     The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2004.

                                                                                  Expiring
                                   Annualized                                    Leases as %     Expiring
                    Number of     Base Rent of      GLA of                        of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot     Base Rent (2)  Leased GLA
----------------- -------------- --------------- -------------- --------------- -------------- --------------
    2005                 13          $567,000         50,000       $11.27             7.8%           4.1%
    2006                  8           231,000         68,000         3.38             3.2%           5.6%
    2007                  8           184,000         21,000         8.80             2.5%           1.7%
    2008                 10           651,000        134,000         4.85             9.0%          11.0%
    2009                 16         1,166,000        204,000         5.72            16.1%          16.8%
    2010                  6           294,000         23,000        12.68             4.1%           1.9%
    2011                  3         1,028,000        124,000          8.3            14.2%          10.2%
    2012                  4           658,000         53,000        12.38             9.1%           4.4%
    2013                  1           125,000         25,000         5.00             1.7%           2.1%
    2014                  6           900,000        227,000         3.96            12.4%          18.7%

(1) Total annualized contractual base rent in effect at December 31, 2004 for all leases that had been executed as of December 31, 2004, including rent for space that is leased but not occupied.
(2) Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2004.

Mortgages

     We own ten mortgages that are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Office Building

     We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2004, we occupied 60% of the total square footage of the building.

Mortgage Loans Outstanding At December 31, 2004 (in thousands)

                                                           Principal
                                                           Balance as    Annual             Balloon      Date
                                 Ownership   Interest      of 12/31/04   Debt     Maturity  Payment Due  Open to
Collateral Property              Interest    Rate               (1)      Service  Date      on Maturity  Prepayment (2)
---------------------------------------------------------------------------------------------------------------------
Consolidated debt:
------------------
Malls:
Arbor Place Mall                    100%      6.510%         $ 78,097   $ 6,610   Jul-12     $ 63,397      Jun-05(4)
Asheville Mall                      100%      6.980%           68,691     5,677   Sep-11       61,229        Open
Bonita Lakes Mall                   100%      6.820%           26,507     2,503   Oct-09       22,539        Open
Brookfield Square                   100%      7.498%           69,824     7,219   Jul-06       67,621        Open
Burnsville Center                   100%      8.000%           69,650     6,900   Oct-10       60,341      Sep-05
Cary Towne Center                   100%      6.850%           87,250     7,077   Mar-09       81,961      Apr-05
Chapel Hill Mall                    100%      3.420% (3)       64,000     2,189   May-06       64,000        Open
Cherryvale Mall                     100%      7.375%           44,407     4,648   Jul-06       41,980        Open
Citadel Mall                        100%      7.390%           30,851     3,174   May-07       28,700        Open
College Square                      100%      6.750%           11,377     1,726   Sep-13            -        Open
Columbia Place                      100%      5.450%           33,178     2,493   Oct-13       25,512      Sep-06(4)
CoolSprings Galleria                100%      8.290%           58,625     6,636   Oct-10       47,827        Open
Cross Creek Mall                    100%      5.000%           63,389     5,401   Apr-12       56,520        Open
East Towne Mall                     100%      8.010%           27,071     7,434   Dec-06       25,447        Open
Eastgate Mall                       100%      4.550% (5)       57,250     3,501   Dec-09       52,321      Dec-07(4)
Fashion Square Mall                 100%      6.510%           59,795     5,061   Jul-12       48,540      Jun-05(4)
Fayette Mall                        100%      7.000%           94,291     7,824   Jul-11       84,096      Jul-06
Greenbrier Mall                     100%      3.438% (3)       92,650     3,185   Apr-06       92,650        Open
Hamilton Place                       90%      7.000%           63,611     6,361   Mar-07       59,505        Open
Hanes Mall                          100%      7.310%          108,854    10,726   Jul-08       97,551        Open
Hickory Hollow Mall                 100%      6.770%           87,885     7,723   Aug-08       80,847        Open
Honey Creek Mall                    100%      6.950%           32,708     2,786   May-09       30,122        Open
Janesville Mall                     100%      8.375%           13,566     1,857   Apr-16            -        Open
Jefferson Mall                      100%      6.510%           43,504     3,682   Jul-12       35,316      Jun-05(4)
Mall del Norte                      100%      5.040%          113,400     5,715   Dec-14      113,400      Dec-07(4)
Meridian Mall                       100%      4.520%           93,334     6,416   Oct-08       84,588      Sep-06(4)
Midland Mall                        100%      3.438% (3)       30,000     1,031   Jun-05       30,000        Open
Monroeville Mall                    100%      5.730%          132,712    10,363   Jan-13      105,507      Jan-06(4)
Northpark Mall                      100%      5.750%           41,397     3,171   Mar-14       37,829        Open(4)
Northwoods Mall                     100%      6.510%           62,286     5,271   Jul-12       50,562      Jun-05(4)
Oak Hollow Mall                      75%      7.310%           44,573     4,709   Feb-08       39,567        Open

                                                           Principal                                     Date
                                                           Balance as    Annual             Balloon      Open to
                                 Ownership   Interest      of 12/31/04   Debt     Maturity  Payment Due  Prepayment
Collateral Property              Interest    Rate               (1)      Service  Date      on Maturity     (2)
---------------------------------------------------------------------------------------------------------------------
Old Hickory Mall                    100%      6.510%           34,497     2,920   Jul-12       28,004      Jun-05(4)
Panama City Mall                    100%      7.300%           39,737     3,373   Aug-11       36,089        Open(4)
Park Plaza Mall                     100%       8.69%           41,139     3,943   May-10       38,606        Open(4)
Parkdale Mall                       100%      5.010%           55,524     4,003   Oct-10       47,408      Sep-06(4)
Randolph Mall                       100%      6.500%           15,044     1,272   Jul-12       12,209      Jun-05(4)
Regency Mall                        100%      6.510%           34,114     2,887   Jul-12       27,693      Jun-05(4)
Rivergate Mall                      100%      6.770%           71,028     6,240   Aug-08       65,479        Open
River Ridge Mall                    100%      8.050%           21,810     2,353   Jan-07       20,518        Open
Southpark Mall                      100%      7.000%           37,369     3,308   May-12       30,763      Jun-05
St. Clair Square                    100%      7.000%           67,300     6,361   Apr-09       58,975        Open
Stroud Mall                         100%      8.420%           31,547     2,977   Dec-10       29,385        Open(4)
Turtle Creek Mall                   100%      7.400%           30,393     2,712   Mar-06       29,522        Open
Valley View Mall                    100%      8.600%           44,399     4,362   Oct-10       40,495      Oct-05
Volusia Mall                        100%      6.700%           54,357     4,259   Mar-09       51,265        Open
Walnut Square                       100%     10.125% (6)          387       144   Feb-08            -        Open
Wausau Center                       100%      6.700%           13,285     1,238   Dec-10       10,725        Open
West Towne Mall                     100%      8.010%           41,853     7,434   Dec-06       39,342        Open
Westgate Mall                       100%      6.500%           54,042     4,570   Jul-12       43,860      Jun-05(4)
Westmoreland Mall                   100%      5.050%           81,896     5,993   Mar-13       63,175      Feb-06(4)
York Galleria                       100%      8.340%           50,445     4,727   Dec-10       46,932        Open(4)
                                                        ------------------------
                                                            2,724,899   234,145
                                                        ------------------------

Associated Centers:
Bonita Crossing                     100%      6.820%            8,306       784   Oct-09        7,062        Open
Chapel Hill Suburban                100%      3.348% (3)        2,500        84   May-06        2,500        Open
Courtyard at Hickory Hollow         100%      6.770%            4,091       360   Aug-08        3,764        Open
Eastgate Crossing                   100%      6.380%           10,194     1,018   Apr-07        9,674        Open(7)
Hamilton Corner                      90%     10.125%            2,275       471   Dec-10            -        Open
Parkdale Crossing                   100%      5.010%            8,767       632   Oct-10        7,507      Sep-06(4)
The Landing at Arbor Place          100%      6.510%            8,816       746   Jul-12        7,157      Jun-05(4)
Village at Rivergate                100%      6.770%            3,355       295   Aug-08        3,086        Open
Westgate Crossing                   100%      8.420%            9,570       907   Jul-10        8,954        Open(4)
                                                        ------------------------
                                                               57,874     5,297
                                                        ------------------------
Community Centers:
BJ's Plaza                          100%     10.400%            2,360       476   Dec-11            -        Open
Massard Crossing, Pemberton
Plaza                                                                                                        Open 11)
    and Willowbrook Plaza            10%      7.540%           37,794     3,264   Feb-12       34,230            (
Wilkes-Barre Township               100%      3.438% (3)        9,800       337   Jan-05        9,800        Open
    Martketplace
                                                        ------------------------
                                                               49,954     4,077
                                                        ------------------------

Other:
CBL Center                           92%      6.250%           14,572     1,108   Aug-12       12,662      Jul-05(4)
Secured credit facilities           100%      3.359% (8)      421,500     8,957      (9)      421,500        Open
Unsecured credit facility           100%      3.537% (3)       39,900       888   Aug-06       39,900        Open
Fayette Mall Development            100%      3.940% (3)        8,550       337   Dec-06        8,550        Open
                                                        ------------------------
                                                              484,522    11,290
                                                        ------------------------

                                                           Principal
                                                           Balance as    Annual             Balloon      Open to
                                 Ownership   Interest      of 12/31/04   Debt     Maturity  Payment Due  Prepayment
Collateral Property              Interest    Rate               (1)      Service  Date      on Maturity  Date (2)
---------------------------------------------------------------------------------------------------------------------

Construction Properties:
Southaven Towne Center              100%      3.940% (3)       14,593       575   May-06       46,384        Open
                                                        ------------------------
                                                               14,593       575
                                                        ------------------------
Unamortized premiums and other                      (12)       39,837         -
                                                        ------------------------
                    Total Consolidated Debt                 3,371,679   255,384
                                                        ------------------------

Unconsolidated Debt:
-------------------
Malls:
Coastal Grand - Myrtle Beach         50%      5.090% (5)       99,668     7,078   Oct-14       74,423      Oct-07(4)
Governor's Square Mall               48%      8.230%           31,425     3,476   Sep-16       14,144        Open
Kentucky Oaks Mall                   50%      9.000%           31,341     3,573   Jun-07       29,439        Open
Parkway Place                        45%      3.125% (3)       53,324     1,666   Dec-05       53,324        Open(14)
Plaza del Sol                        51%      9.150%            3,507       796   Aug-10            -        Open
                                                        ------------------------
                                                              219,265    16,589
                                                        ------------------------

Community Centers:
Cortlandt Towne Center              7.2%      6.900%           47,568     4,539   Aug-08       43,342        Open
Galileo High Leverage Pool          7.2%      5.330%           77,000     4,104   Nov-08       77,000        Open(10)
(secured by 13 Properties)
Galileo Investment Grade Pool       7.2%      5.010%           54,000     2,705   Nov-10       54,000        Open(10)
(secured by 14 Properties)
Galileo Tranche 2 Full              7.2%      5.500%           55,000     3,025   Feb-09       55,000        Open(10)
Leverage
Charter Oak Marketplace             7.2%      3.780% (3)       10,500       397   Feb-05       10,500        Open
Acquired SEA Properties             7.2%      4.760%           50,000     2,380   Dec-09       50,000        Open(10)
Galileo Credit Line                 7.2%      3.780% (3)       28,000     1,058   Nov-07       28,000        Open
Greenport Towne Center              7.2%      9.000%            3,426       529   Sep-14            -        Open
Henderson Square                    7.2%      7.500%            5,026       750   Apr-14            -      May-05
Northwoods Plaza                    7.2%      9.750%              905       170   Jun-12            -        Open
Suburban Plaza                      7.2%      7.875%            7,509       870   Jan-04        6,042        Open
                                                        ------------------------
                                                              338,934    20,529
                                                        ------------------------
Construction Properties:
Imperial Valley Mall                 60%      4.090% (3)       39,493     1,615   Dec-06       39,493        Open(13)
                                                        ------------------------
                                                               39,493     1,615
                                                        ------------------------
Unamortized premiums and other                                  5,972         -
                                                        ------------------------
                           Total Unconsolidated Debt       $  603,664  $ 38,733
                                                        ========================
          Total Consolidated and Unconsolidated Debt       $3,975,343  $294,117
                                                        ========================
         Company's Pro Rata Share of Total Debt (15)       $3,491,787  $261,084
                                                        ========================

(1) The amount listed includes 100% of the loan amount even though we may have less than a 100% ownership interest in the property.
(2)  Prepayment premium is based on yield maintenance, unless otherwise noted.
(3) The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2004. The note is prepayable at any time without prepayment penalty.

(4)  Loan may be defeased.
(5) The Company holds a B-Note in the amount of $7.75 million on Eastgate Mall. The Company and its joint venture partner each hold a B-Note in the amount of $9.0 million for Coastal Grand - Myrtle Beach.
(6) The loan is secured by a first mortgage lien on the land and improvements comprising the Goody's anchor store and no other property. The loan was retired in February 2005.
(7)  The loan has three five-year options based on a rate reset.
(8) Represents the weighted average interest rate on four secured credit facilities. The interest rates on the four secured facilities are at a spread of 1.00% over LIBOR.
(9) The four secured credit facilities mature at various dates from February 2006 to March 2007.
(10) The mortgages are cross-collateralized and cross-defaulted.
(11) The mortgages are cross-collateralized and cross-defaulted and are prepayable by defeasance.
(12) Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above the estimated market rates for similar debt instruments at the respective acquisition dates.
(13) We own 60% of Imperial Valley Mall, but guarantee 100% of the debt.
(14) We own 45% of Parkway Place, but guarantee 50% of the debt.
(15) Represents our pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding minority investors' share of consolidated debt on shopping center properties.

     The following is a reconciliation of consolidated debt to our pro rata share of total debt.

     Total consolidated debt                         $ 3,371,679
     Minority investors share of consolidated debt       (52,914)
     Our share of unconsolidated debt                    173,022
                                                     -------------
     Our pro rata share of total debt                $ 3,491,787
                                                     =============


ITEM 3.  LEGAL PROCEEDINGS

     We are currently involved in certain litigation that arises in the ordinary course of our business. We believe that the pending litigation will not materially affect our financial position or results of operations. Additionally, we believe that, based on environmental studies completed to date, any exposure to environmental cleanup will not materially affect our financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)     Market Information
        The New York Stock Exchange is the principal United States market in which our common stock is traded.

        The high and low sales prices for our common stock for each quarter of our two most recent fiscal years were as follows:

        Quarter Ended                                  High        Low
        ------------------------------------------- ----------- ----------
        2004:
        -----
        March 31                                        $62.10     $55.45
        June 30                                         $62.17     $45.79
        September 30                                    $63.66     $52.81
        December 31                                     $77.13     $60.79

        2003:
        -----
        March 31                                        $41.27     $37.50
        June 30                                         $45.14     $40.49
        September 30                                    $50.76     $42.99
        December 31                                     $57.51     $49.65

        Holders
        -------
        There were approximately 555 shareholders of record for our common stock as of March 7, 2005.

        Dividends Declared
        ------------------
        The frequency and amounts of dividends declared and paid on the common stock for each quarter of our two most recent fiscal years were as follows:

        Quarter Ended                                 2004       2003
        ------------------------------------------ ----------- ----------
                                                   $  0.725     $0.655
        March 31
        June 30                                    $  0.725     $0.655
        September 30                               $  0.725     $0.655
        December 31                                $ 0.8125     $0.725

        Future dividend distributions are subject to our actual results of operations, economic conditions and such other factors as our Board of Directors deems relevant. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, the ability of the anchors and tenants at the Properties to meet their obligations and unanticipated capital expenditures.

        Securities Authorized For Issuance Under Equity Compensation Plans
        ------------------------------------------------------------------
        See Part III, Item 12.

        Recent Sales Of Unregistered Securities' Use Of Proceeds From Registered Securities
        ------------------------------------------------------------------
        None

(b)     None

(c)     None

ITEM 6.  SELECTED FINANCIAL DATA.

(In thousands, except per share data)

                                                                                   Year Ended December 31, (2)
                                                              -------------------------------------------------------------------
                                                                  2004           2003        2002          2001           2000
                                                              -----------    -----------  -----------  -----------   ------------
 Total revenues                                               $  759,164     $  665,996   $  585,837   $  536,116    $   344,791
 Total expenses                                                  414,672        349,575      302,253      277,759        179,059
                                                              -----------    -----------  -----------  -----------   ------------
 Income from operations                                          344,492        316,421      283,584      258,357        165,732
 Interest income                                                   3,355          2,485        1,853        1,891          2,644
 Interest expense                                               (177,219)      (153,321)    (142,908)    (156,404)       (95,677)
 Loss on extinguishment of debt                                        -           (167)      (3,872)     (13,558)          (367)
 Gain on sales of real estate assets                              29,272         77,765        2,804       10,649         15,978
 Equity in earnings of unconsolidated affiliates                  10,308          4,941        8,215        7,155          3,684
 Minority interest in earnings:
   Operating partnership                                         (85,186)      (106,532)     (64,251)     (49,643)       (28,507)
   Shopping center properties                                     (5,365)        (2,758)      (3,280)      (1,654)        (1,504)
                                                              -----------    -----------  -----------  -----------   ------------
 Income before discontinued operations                           119,657        138,834       82,145       56,793         61,983
 Discontinued operations                                           1,454          5,305        2,761        4,115          3,739
                                                              -----------    -----------  -----------  -----------   ------------
 Net income                                                      121,111        144,139       84,906       60,908         65,722
 Preferred dividends                                             (18,309)       (19,633)     (10,919)      (6,468)        (6,468)
                                                              -----------    -----------  -----------  -----------   ------------
 Net income available to common shareholders                  $  102,802     $  124,506   $   73,987   $   54,440    $    59,254
                                                              ===========    ===========  ===========  ===========   ============
 Basic earnings per common share:
   Income before discontinued operations, net
         of preferred dividends                               $     3.29     $     3.98   $     2.48   $     1.98    $      2.23
                                                              ===========    ===========  ===========  ===========   ============
   Net income available to common shareholders                $     3.34     $     4.16   $     2.58   $     2.15    $      2.38
                                                              ===========    ===========  ===========  ===========   ============
   Weighted average shares outstanding                            30,801         29,936       28,690       25,358         24,881

 Diluted earnings per common share:
   Income before discontinued operations, net
         of preferred dividends                               $     3.17     $     3.82   $     2.40   $     1.95    $      2.22
                                                              ===========    ===========  ===========  ===========   ============
   Net income available to common shareholders                $     3.21     $     3.99   $     2.49   $     2.10    $      2.37
                                                              ===========    ===========  ===========  ===========   ============
   Weighted average shares and potential dilutive
       common shares outstanding                                  32,002         31,193       29,668       25,833         25,021

 Dividends declared per common share                          $   2.9875     $     2.69   $     2.32   $     2.13    $      2.04

                                                                                         December 31, (2)
                                                              -------------------------------------------------------------------
                                                                  2004           2003        2002          2001           2000
                                                              -----------    -----------  -----------  -----------   ------------
 BALANCE SHEET DATA:
 Net investment in real estate assets                         $4,894,780     $3,912,220   $3,611,485   $3,201,622    $ 2,040,614
 Total assets                                                  5,204,500      4,264,310    3,795,114    3,372,851      2,115,565
 Total mortgage and other notes payable                        3,371,679      2,738,102    2,402,079    2,315,955      1,424,337
 Minority interests                                              566,606        527,431      500,513      431,101        174,665
 Shareholders' equity                                          1,054,151        837,300      741,190      522,008        434,825

 OTHER DATA:
 Cash flows provided by (used in):
   Operating activities                                       $  339,197     $  274,349   $  273,923   $  213,075    $   139,118
   Investing activities                                         (608,651)      (312,366)    (274,607)    (201,245)      (122,215)
   Financing activities                                          274,888         44,994        3,902       (6,877)       (17,958)
 Funds From Operations (FFO) (1)
   of the Operating Partnership                               $  310,405     $  271,588   $  235,474   $  182,687    $   137,132
 FFO applicable to the Company                                   169,725        146,552      126,127       94,945         92,594

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

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

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

     As of December 31, 2004, we owned controlling interests in 64 regional malls, 25 associated centers (each adjacent to a regional mall), 12 community centers, and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of December 31, 2004, we owned non-controlling interests in five regional malls, one associated center and 48 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had one mall, which is owned in a joint venture, two mall expansions, one open-air shopping center, two associated centers, one of which is owned in a joint venture, one associated center expansion, one associated center redevelopment and three community centers under construction as of December 31, 2004.

     The majority of our revenues is derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

     We expanded our portfolio in 2004 with the acquisition of eight malls, two associated centers and a community center, representing a total investment of $950.0 million. We opened nine new developments totaling 1.9 million square feet, including the nearly 1.0 million square foot regional mall Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which we own in a joint venture. We have approximately 2.0 million square feet of new developments, which represent over $185.0 million of net investment, that is scheduled to open during 2005. We also added a total of 12 big box stores and eight anchor retailers to our malls, which have made positive contributions by strengthening the tenant mix of these properties.


Results of Operations

Comparison  of the Year Ended  December 31, 2004 to the Year Ended  December 31,
2003

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2004, compared to the year ended December 31, 2003:

     |X| The acquisition of eight malls, two associated centers and one community center, and the opening of one new mall (which is accounted for using the equity method), one associated center and one community center during 2004. Additionally, 2004 was the first full year of operations for the six malls and two associated centers that were acquired during 2003 and the one associated center and two community centers that were opened in 2003. The properties opened or acquired during 2004 and 2003 are collectively referred to as the "New 2004 Properties" in this section and are as follows:

Property                            Location                         Date Acquired / Opened
--------------------------------------------------------------------------------------------------
Acquisitions:
-------------
Sunrise Mall                        Brownsville, TX                  April 2003
Sunrise Commons                     Brownsville, TX                  April 2003
Cross Creek Mall                    Fayetteville, NC                 September 2003
River Ridge Mall                    Lynchburg, VA                    October 2003
Valley View Mall                    Roanoke, VA                      October 2003
Southpark Mall                      Colonial Heights, VA             December 2003
Harford Mall                        Bel Air, MD                      December 2003
Harford Annex                       Bel Air, MD                      December 2003
Honey Creek Mall                    Terre Haute, IN                  March 2004
Volusia Mall                        Daytona Beach,FL                 March 2004
Greenbrier Mall                     Chesapeake, VA                   April 2004
Fashion Square                      Orange Park, FL                  April 2004
Chapel Hill Mall                    Akron, OH                        May 2004
Chapel Hill Suburban                Akron, OH                        May 2004
Park Plaza Mall                     Little Rock, AR                  June 2004
Monroeville Mall                    Monroeville, PA                  July 2004
Monroeville Annex                   Monroeville, PA                  July 2004
Northpark Mall                      Joplin, MO                       November 2004
Mall del Norte                      Laredo, TX                       November 2004

New Developments:
-----------------
The Shoppes at Hamilton Place       Chattanooga, TN                  May 2003
Cobblestone Village                 St. Augustine, FL                May 2003
Waterford Commons                   Waterford, CT                    September 2003
Wilkes-Barre Township Marketplace   Wilkes-Barre Township, PA        March 2004
Coastal Grand-Myrtle Beach          Myrtle Beach, SC                 March 2004
The Shoppes at Panama City          Panama City, FL                  March 2004

     |X| In October 2003, we sold 41 community centers to Galileo America. We sold six additional community centers to Galileo America in January 2004. Since we have continuing involvement with these properties through our ownership interest in Galileo America and our role as manager of the properties, the results of operations of these properties have not been reflected in discontinued operations.
          Therefore, the year ended December 31, 2003 includes results of operations for these properties through the dates they were sold.

     |X| Effective January 1, 2004, we began to consolidate the results of operations of PPG Venture I Limited Partnership, which owns two community centers and one associated center (the "PPG Properties"), as a result of the adoption of a new accounting pronouncement. The PPG Properties were accounted for as unconsolidated affiliates using the equity method of accounting prior to January 1, 2004.

     |X| Properties that were in operation for the entire period during 2004 and 2003 are referred to as the "2004 Comparable Properties" in this section.

Revenues

     The $93.2 million increase in revenues was primarily attributable to increases of $113.6 million from the New 2004 Properties, $7.5 million related to the PPG Properties and $4.4 million from the 2004 Comparable Properties. These increases were offset by a reduction in revenues of $42.5 million related to the community centers that were sold to Galileo America in October 2003 and January 2004.

     The increase in revenues of the 2004 Comparable Properties was driven by our ability to maintain high occupancy levels, while achieving an increase of 3.3% in rents from both new leases and lease renewals for comparable small shop spaces.

     An increase in management and leasing fees of $2.8 million received from Galileo America was the primary contributor to the $4.3 million increase in management, development and leasing fees. Other revenues increased $5.9 million due to growth of our taxable REIT subsidiary.

Operating Expenses

     Property operating expenses including real estate taxes and maintenance and repairs, increased as a result of increases of $35.7 million from the New 2004 Properties and $2.2 million from the PPG Properties, offset by decreases of $9.4 million related to the community centers that were sold to Galileo America and $5.5 million in operating expenses of the 2004 Comparable Properties.

     The increase in depreciation and amortization expense resulted from increases of $29.0 million from the New 2004 Properties, $1.0 million related to the PPG Properties and $6.6 million from the 2004 Comparable Properties. These increases were offset by a decrease of $7.4 million related to the community centers that we sold to Galileo America in October 2003 and January 2004. The increase attributable to the 2004 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $4.9 million during 2004. As a percentage of revenues, this was only a 0.1% increase over the comparable 2003 amount. General and administrative expenses were significantly impacted by an additional $1.1 million of expenses in 2004 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. State tax expenses also increased $1.8 million as a result of our continued growth. The remainder of the increase is attributable to additional salaries and benefits for the personnel added to manage the properties acquired during 2004 and 2003 combined with annual compensation increases for existing personnel.

     We identified ten community centers and recorded a loss on impairment of real estate assets of $3.1 million to reduce the carrying value of these properties to their respective estimated fair values. The ten community centers include four community centers that we sold to Galileo America in January 2005, five community centers that we expect to sell during the first quarter of 2005 and one community center that was sold for a loss during the fourth quarter of 2004.

Other Income and Expenses

     Interest expense increased $23.9 million primarily due to the debt on the New 2004 Properties and the PPG Properties, as well as the additional financings that were obtained on the 2004 Comparable Properties. The increase was offset by a reduction in interest expense related to the Galileo Transaction as well as normal principal amortization.

     The gain on sales of real estate assets of $29.3 million in 2004 included $26.8 million of gain related to the Galileo Transaction and $2.5 million of gain on sales of seven outparcels at various properties.

     Equity in earnings of unconsolidated affiliates increased by $5.4 million in 2004 as a result of our interest in Galileo America and the opening of Coastal Grand-Myrtle Beach in March 2004.

     We sold two community centers during 2004 for a gain on discontinued operations of $0.9 million. We sold one community center for a loss of $0.1 million, which was included in loss on impairment of real estate assets. Operating income from discontinued operations decreased in 2004 because the properties were owned for a shorter period of time in 2004 than in 2003, and because 2003 includes the operations of properties that were sold during 2003.

Comparison  of the Year Ended  December 31, 2003 to the Year Ended  December 31,
2002

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2003, compared to the year ended December 31, 2002:

     |X| The acquisition of six malls and two associated centers and the opening of one new associated center and two new community centers during 2003. Additionally, there was a full year of operations in 2003 for three malls and one associated center that were acquired during 2002 and one associated center that was opened in 2002. The properties opened or acquired during 2003 and 2002 are collectively referred to as the "New 2003 Properties" and are as follows:

Property                       Location                     Date Acquired / Opened
----------------------------------------------------------------------------------------
Acquisitions:
-------------
Richland Mall                  Waco, TX                     May 2002
Panama City Mall               Panama City, FL              May 2002
Westmoreland Mall              Greensburg, PA               December 2002
Westmoreland Crossing          Greensburg, PA               December 2002
Sunrise Mall                   Brownsville, TX              April 2003
Sunrise Commons                Brownsville, TX              April 2003
Cross Creek Mall               Fayetteville, NC             September 2003
River Ridge Mall               Lynchburg, VA                October 2003
Valley View Mall               Roanoke, VA                  October 2003
Southpark Mall                 Colonial Heights, VA         December 2003
Harford Mall                   Bel Air, MD                  December 2003
Harford Annex                  Bel Air, MD                  December 2003

New Developments:
-----------------
Parkdale Crossing              Beaumont, TX                 November 2002
The Shoppes at Hamilton Place  Chattanooga, TN              May 2003
Cobblestone Village            St. Augustine, FL            May 2003
Waterford Commons              Waterford, CT                September 2003

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

     |X| The sale of interests in 41 community centers to Galileo America in October 2003 ("the Galileo Transaction").

     |X| Properties that were in operation for the entire period during 2003 and 2002 are referred to as the "2003 Comparable Properties" in this section.

Revenues

     The $80.2 million increase in revenues was primarily attributable to increases of $44.7 million from the New 2003 Properties, $23.6 million from the Newly Consolidated Properties and $20.2 million from properties that were in operation for all of 2003 and 2002, offset by a reduction of $6.7 million from the Galileo Transaction.

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

Operating Expenses

     Property operating expenses (including real estate taxes and maintenance and repairs) increased $19.6 million due to increases of $15.5 million from the New 2003 Properties and $7.0 million from the Newly Consolidated Properties, offset by a reduction of $2.9 million from the Galileo Transaction.

     The $19.5 million increase in depreciation and amortization expense resulted from increases of $9.2 million from the New 2003 Properties, $4.2 million  from  the  Newly  Consolidated  Properties  and $7.1  million  from the comparable centers, which is primarily attributable to the 16 property renovations and expansions that were completed during 2003 and 2002. These increases were offset by a reduction of $1.0 million from the Galileo Transaction.

     General and administrative expenses increased $7.1 million because we had a lower level of development activity in 2003 than in 2002. As a result, we capitalized less in salaries of leasing and development personnel, which resulted in higher compensation expense. There were also additional salaries and benefits for the personnel added to manage the properties acquired during 2003 and 2002 combined with annual compensation increases for existing personnel.

Other Income and Expenses

     Interest expense increased $10.4 million due to the debt on the New 2003 Properties and the Newly Consolidated Properties. We also refinanced $196.0 million of short-term, variable-rate debt with fixed-rate, non-recourse long-term debt with a higher interest rate. The increase was offset somewhat by a reduction in debt related to the Galileo Transaction and normal principal amortization. While converting to fixed-rate debt is dilutive in the short-term, it is consistent with our strategy of minimizing exposure to variable-rate debt when we can obtain fixed-rate debt on terms that are deemed favorable for the long-term.

     The net gain on sales of real estate assets of $77.8 million in 2003 was primarily attributable to the $71.9 million gain recognized on the Galileo Transaction. The remaining $5.9 million of gain was related to gains on sales of 20 outparcels at various properties and sales of two options on potential development sites.

     Equity in earnings of unconsolidated affiliates decreased by $3.3 million in 2003 as a result of the Newly Consolidated Properties no longer being accounted for using the equity method.

     We sold six community centers during 2003 for a gain on discontinued operations of $4.0 million. Operating income from discontinued operations decreased in 2003 because the properties were owned for a shorter period of time in 2003 than in 2002, and because 2002 includes the operations of properties that were sold during 2002.

Operational Review

     The shopping center business is, to some extent, seasonal in nature with tenants achieving the highest levels of sales during the fourth quarter because of the holiday season. Additionally, the malls earn most of their short-term rents during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

     We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as "stabilized malls" and malls that are in their initial lease-up phase are referred to as "non-stabilized malls". The non-stabilized malls currently include The Lakes Mall in Muskegon, MI, which opened in August 2001; Parkway Place in Huntsville, AL, which opened in October 2002; and Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004.

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                    2004             2003
                                              ----------------- ---------------
Malls                                               90.2%           87.1%
Associated centers                                   4.1%            3.7%
Community centers                                    2.3%            7.6%
Mortgages, office building and other                 3.4%            1.6%

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls increased by 2.8% on a comparable per square foot basis to $314 per square foot for 2004 compared with $305 per square foot for 2003.

     Occupancy costs as a percentage of sales for the stabilized malls were 12.0% and 12.2% for 2004 and 2003, respectively.

Occupancy

     Total portfolio occupancy increased 90 basis points to 94.0%. Since June 2003, we experienced 118 store closings, totaling approximately 457,000 square feet and representing approximately $8.1 million in annual minimum base rent. As of December 31, 2004, we had re-leased approximately 217,000 square feet of this space at rents per square foot that are 3.5% higher than the previous rent and at comparable rents based on total annual base rent. Our portfolio occupancy is summarized in the following table:

                                                        December 31,
                                              ---------------------------------
                                                    2004             2003
                                              ----------------- ---------------
Total portfolio                                  94.0%              93.1%
Total mall portfolio                             94.3%              94.2%
     Stabilized malls                            94.4%              94.4%
     Non-stabilized malls                        92.8%              87.7%
Associated centers                               91.8%              88.4%
Community centers (1)                            94.0%              89.6%

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction

Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                      December 31,
                                           ------------------------------------
                                                 2004              2003
                                           ----------------- ------------------
Stabilized malls                                $25.60             $25.03
Non-stabilized malls                             26.33              25.82
Associated centers                                9.77               9.90
Community centers (1)                             8.12               8.29

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

     During 2004, we achieved positive results from new and renewal leasing of comparable small shop space during 2004 for spaces that were previously occupied as summarized in the following table:

                                                                                         New
                                                               New                     PSF Base
                                 Square      Prior PSF       PSF Base      % Change     Rent -    % Change
                                  Feet       Base Rent     Rent - Initial   Initial     Average    Average
                              -----------   -------------  --------------  ---------- ----------- ---------
Stabilized malls                1,982,406          $25.13          $25.40       1.1%       $25.95      3.3%
Associated centers                 46,805           13.03           12.98     (0.4)%        13.03     0.00%
Community centers (1)              53,330           10.16           10.77       6.0%        10.82      6.5%
                              -----------   -------------  --------------  ---------- ----------- ---------
TOTAL                           2,082,541          $24.47          $24.78       1.1%       $25.27      3.3%
                              ===========   =============  ==============  ========== =========== =========

(1) Excludes the community centers that were sold in Phases I and II of the Galileo Transaction.

Liquidity and Capital Resources

     There was $25.8 million of unrestricted cash and cash equivalents as of December 31, 2004, an increase of $5.4 million from December 31, 2003. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

     Cash provided by operating activities increased $64.8 million to $339.2 million for the year ended December 31, 2004. The increase was primarily attributable to the operations of the New 2004 Properties and improved results at the 2004 Comparable Properties.

Debt

      The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties, because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                       Weighted
                                                                                                                       Average
                                                                    Minority       Unconsolidated                      Interest
                                                  Consolidated      Interests        Affiliates         Total          Rate(1)
                                                  -------------- ---------------- ----------------- --------------- ---------------
December 31, 2004:
Fixed-rate debt:
     Non-recourse loans on operating properties      $2,688,186     $(52,914)          $ 104,114        $2,739,386      6.35%
                                                  -------------- ---------------- ----------------- --------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties        207,500           --              29,415           236,915      3.40%
     Construction loans                                  14,593           --              39,493            54,086      4.05%
     Lines of credit                                    461,400           --                  --           461,400      3.37%
                                                  -------------- ---------------- ----------------- --------------- ---------------
     Total variable-rate debt                           683,493           --              68,908           752,401      3.44%
                                                  -------------- ---------------- ----------------- --------------- ---------------
Total                                                $3,371,679     $(52,914)          $ 173,022        $3,491,787      5.72%
                                                  ============== ================ ================= =============== ===============

December 31, 2003:
Fixed-rate debt:
     Non-recourse loans on operating properties      $2,256,544     $(19,577)          $  57,985        $2,294,952      6.64%
                                                  -------------- ---------------- ----------------- --------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties        105,558           --              30,335           135,893      2.73%
     Construction loans                                      --           --              46,801            46,801      2.94%
     Lines of credit                                    376,000           --                  --           376,000      2.23%
                                                  -------------- ---------------- ----------------- --------------- ---------------
     Total variable-rate debt                           481,558           --              77,136           558,694      2.39%
                                                  -------------- ---------------- ----------------- --------------- ---------------
Total                                                $2,738,102     $(19,577)          $ 135,121        $2,853,646      5.81%
                                                  ============== ================ ================= =============== ===============

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

     In August 2004, we entered into a new $400.0 million unsecured credit facility, which bears interest at LIBOR plus a margin of 100 to 145 basis points based on our leverage, as defined in the agreement. The credit facility matures in August 2006 and we have three one-year extension options. We used borrowings on the credit facility to repay all of the outstanding borrowings under our previous $130.0 million unsecured credit facility, which had an interest rate of LIBOR plus 1.30% and was scheduled to mature in September 2004. At December 31, 2004, total outstanding borrowings of $39.9 million under the new credit facility had a weighted average interest rate of 3.54%.

     We currently have four secured lines of credit with total availability of $483.0 million that are used for construction, acquisition and working capital purposes. Each of these lines is secured by mortgages on certain of our operating properties. There were total borrowings of $421.5 million outstanding at a weighted average interest rate of 3.36% as of December 31, 2004.

     We also have secured lines of credit with total availability of $27.1 million that can only be used to issue letters of credit. There was $12.3 million outstanding under these lines at December 31, 2004.

     We obtained a $57.3 million, nonrecourse loan secured by Eastgate Mall in Cincinnati, OH that bears interest at 4.55% and matures in December 2009.

     We assumed $304.6 million of debt and obtained an additional $272.6 million of debt to fund the acquisitions completed during 2004. The assumed loans bear interest at stated fixed rates ranging from 5.73% to 8.69% and mature at various dates from March 2009 to December 2014. Since the stated interest rates on the fixed-rate loans were above market rates for similar debt instruments as of the respective dates of acquisition, debt premiums of $19.5 million were recorded to reflect the assumed debt at estimated fair values. Including the effect of the related debt premiums, the effective interest rates on the assumed loans range from 4.75% to 5.50%. The additional loans include $159.2 million of loans that bear interest at LIBOR plus 100 basis points and mature in April 2006 and May 2006, and a fixed-rate, interest-only, nonrecourse loan of $113.4 million that bears interest at 5.04% and matures in December 2014.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at December 31, 2004. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. At December 31, 2004, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $67.7 million of debt that is scheduled to mature in 2005. There are extension options in place to extend the maturity of $30.0 million of this debt to 2006. We repaid $10.6 million of these loans subsequent to December 31, 2004, and expect to repay the remaining $27.1 million of maturing loans.

Equity

     On December 13, 2004, we issued 7,000,000 depositary shares in a public offering, each representing one-tenth of a share of 7.375% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") with a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not redeemable before December 13, 2009. The net proceeds of $169.3 million were used to reduce outstanding borrowings on our credit facilities.

     We received $15.8 million in proceeds from issuances of common stock during 2004 from exercises of employee stock options, our dividend reinvestment plan and our employee stock purchase plan.

     During 2004, we paid dividends of $106.9 million to holders of our common stock and our preferred stock, as well as $78.5 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which $272.0 million remains after the Series D Preferred Stock offering.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of our equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at December 31, 2004 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units                56,964            $76.35           $4,349,201
8.75% Series B Cumulative Redeemable Preferred Stock         2,000             50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock           460            250.00              115,000
7.375% Series D Cumulative Redeemable Preferred
  Stock                                                        700            250.00              175,000
                                                                                            -----------------
Total market equity                                                                             4,739,201
Our share of total debt                                                                         3,491,787
                                                                                            -----------------
Total market capitalization                                                                    $8,230,988
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           42.4%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of our common stock on December 31, 2004. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

     The following table summarizes our significant contractual obligations as of December 31, 2004 (dollars in thousands):

                                                                                     Payments Due By Period
                                                                -----------------------------------------------------------------
                                                                              Less Than      1 - 3       3 - 5      More Than
                                                                 Total         1 Year        Years       Years       5 Years
                                                                ------------- ------------ ------------ ----------- -------------
Long-term debt:
    Total consolidated debt service (1)                            $4,230,608    $323,641   $1,347,226    $1,039,637   $1,520,104
    Minority investors' share in shopping center properties           (74,803)     (4,886)     (15,194)      (16,198)     (38,525)
    Our share of unconsolidated affiliates debt service (2)           188,465      13,466       64,838        31,960       78,201
                                                                ------------- ------------ ------------ ----------- -------------
    Our share of total debt service obligations                     4,344,270     332,221    1,396,870     1,055,399    1,559,780
                                                                ------------- ------------ ------------ ----------- -------------
Operating leases: (3)
    Ground leases on consolidated properties                           40,002       1,320        2,674         2,695       33,313
    Minority investors' share in shopping center properties              (423)        (31)         (65)          (71)        (256)
    Our share of ground leases on unconsolidated affiliates             5,295          64          128           129        4,974
                                                                ------------- ------------ ------------ ----------- -------------
    Our share of total ground lease obligations                        44,874       1,353        2,737         2,753       38,031
                                                                ------------- ------------ ------------ ----------- -------------
Purchase obligations: (4)
    Construction contracts on consolidated properties                  34,145      34,145            -             -            -
    Minority investors' share in shopping center properties               (60)        (60)           -             -            -
    Our share of construction contracts of unconsolidated               7,631       7,631            -             -            -
affiliates
                                                                ------------- ------------ ------------ ----------- -------------
    Our share of total construction contracts                          41,716      41,716            -             -            -
                                                                ------------- ------------ ------------ ----------- -------------
Other long-term liabilities:
    Master lease obligation to Galileo America (5)                      3,789         883        1,159           778          969
                                                                ------------- ------------ ------------ ----------- -------------
Total contractual obligations                                      $4,434,649    $376,173   $1,400,766    $1,058,930   $1,598,780
                                                                ============= ============ ============ =========== =============

(1) Represents principal and interest payments due under terms of mortgage and other notes payable and includes $683,493 of variable-rate debt on six operating properties, four secured credit facilities and one unsecured credit facility. The variable-rate loans on the six operating properties call for payments of interest only with the total principal due at maturity. The credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2004 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2004. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.
(2) Includes $68,908 of variable-rate indebtedness. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3) Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2006 to 2091 and generally provide for renewal options. Renewal options have not been included in the future contractual obligations.
(4) Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2004, but were not complete. The contracts are primarily for development, renovation and expansion of properties.
(5) See Note 5 to the consolidated financial statements for a description of the master lease obligation to Galileo America. The future contractual obligations shown above only include the remaining obligation that was recorded in the consolidated balance sheet at December 31, 2004.

Capital Expenditures

     We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We do not expect to pursue these activities unless adequate sources of financing are available and we can achieve satisfactory returns on our investments.

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

Developments and Expansions

     The following is a summary of the projects currently under construction (dollars in thousands):

                                                                                             Our
                                                                                           Share of
                                                                 Gross         Our        Cost As of      Scheduled
                                                                Leasable     Share of    December 31,      Opening
              Property                       Location             Area      Total Cost       2004           Date
-----------------------------------------------------------------------------------------------------------------------
New Mall Developments:
----------------------
Imperial Valley Mall
 (60/40 joint venture)                El Centro, CA               754,000   $  45,538      $38,536       March 2005

Mall Expansions:
----------------
Citadel Mall                          Charleston, SC               45,000       6,389          156       August 2005
Fayette Mall                          Lexington, KY               144,000      25,532        4,793      October 2005

Open Air Center:
----------------
Southaven Towne Center                Southaven, MS               420,000      24,655       19,427      October 2005

Associated Centers:
-------------------
CoolSprings Crossing - Tweeters       Nashville, TN                10,000       1,415           31       March 2005
Hamilton Corner                       Chattanooga, TN              68,000       5,500        2,472       March 2005
The District at Monroeville Mall      Monroeville, PA              75,000      20,588        9,724       April 2005
Coastal Grand Crossing                Myrtle Beach, SC             15,000       1,946           --       April 2005

Community Centers:
------------------
Cobblestone Village at Royal Palm     Royal Palm, FL              225,000       8,784        4,194        June 2005
Chicopee Marketplace                  Chicopee, MA                156,000      19,743        5,094       August 2005
Fashion Square                        Orange Park, FL              18,000       2,031          218        July 2005
                                                              -----------------------------------------
                                                                1,930,000   $ 162,121    $  84,645
                                                              =========================================

     There are construction loans in place for the costs of the new mall and open-air center developments. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects listed in the above table, we do not have any other material capital commitments.

Acquisitions

     We acquired  eight malls,  two  associated  centers and a community  center during 2004 for an aggregate purchase price of $950.0 million, including transaction costs. We paid $587.2 million in cash, assumed $304.6 million of debt, agreed to pay $12.0 million for land at a future date and issued limited partnership interests in our Operating Partnership valued at $46.2 million to fund these acquisitions. The cash portions of the purchase prices were funded with borrowings under our credit facilities and the three new loans totaling $272.6 million. These acquisitions are expected to generate an initial weighted-average, unleveraged return of 7.68%.

Dispositions

     During 2004, we generated aggregate net proceeds of $113.6 million from the Galileo Transaction, the sales of four community centers and one community center expansion and the sales of nine outparcels. The net proceeds were used to reduce borrowings under our credit facilities. In January 2005, we sold two power centers, one community center and a community center expansion to Galileo America. The net proceeds of $42.5 million were used to reduce outstanding balances under our lines of credit.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures, we spent $37.4 million in 2004 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $17.5 million for 2004 and included $6.0 million for resurfacing and improved lighting of parking lots, $5.1 million for roof repairs and replacements and $6.4 million for various other expenditures. Renovation expenditures were $21.1 million in 2004.

     Deferred maintenance expenditures are billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

     We expect to renovate two malls during 2005 at a total estimated cost of $28.0 million, which will be funded from operating cash flows and availability under our credit facilities. One of the renovation projects will be completed in 2005 and the other will be completed in 2006.


Off-Balance Sheet Arrangements

Unconsolidated Affiliates

     We have ownership interests in nine unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as "Investments in Unconsolidated Affiliates." The following are circumstances when we may consider entering into a joint venture with a third party:

     |X| Third parties may approach us with opportunities where they have obtained land and performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return on our investment. We typically earn development fees from the joint venture and provide management and leasing services to the property once it is placed in operation.

     |X| We determine that we may have the opportunity to capitalize on the value we have created in a property by selling an interest in the property to a third party. This provides us with an additional source of capital that can be used to develop or acquire additional real estate assets that we believe will provide greater potential for growth. When we retain an interest in an asset rather than selling a 100% interest, it is typically because this allows us to continue to manage the property, which provides us the ability to earn fees for management, leasing, development, financing and acquisition services provided to the joint venture.

 Guarantees

     We have guaranteed 100% of the debt to be incurred to develop the property owned by Imperial Valley Mall L.P. and 50% of the debt of Parkway Place L.P. We have issued these guarantees primarily because it allows the joint ventures to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and in a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we are required to perform under a guaranty, the terms of the guaranty typically provide that the joint venture partners' interests in the joint venture is assigned to us, to the extent of our guaranty.

     We had guaranteed the debt incurred to develop the property owned by Mall of South Carolina L.P. and had received a fee for the guaranty. This debt was refinanced during 2004 by Mall of South Carolina L.P. and, as a result, the guaranty was terminated. We recognized revenues of $0.5 million and $0.2 million related to this guaranty during 2004 and 2003, respectively.

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

     All acquired real estate assets are accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, and tenant improvements and (ii) identifiable intangible assets generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

     Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases. The amortization of above- and below-market leases is recorded as an adjustment to minimum rental revenue, while the amortization of all other lease-related intangibles is recorded as amortization expense. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value is charged to operations. We recorded losses on the impairment of real estate assets of $3,080 in 2004, which are discussed in Note 2 to the consolidated financial statements. There were no impairment charges in 2003 and 2002.

Recent Accounting Pronouncements

     Effective January 1, 2004, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. We determined that one unconsolidated affiliate, PPG Venture I Limited Partnership ("PPG"), is a variable interest entity and that we are the primary beneficiary. We began consolidating the assets, liabilities and results of operations of PPG effective January 1, 2004. We initially measured the assets, liabilities and noncontrolling interest of PPG at the carrying amounts at which they would have been carried in the consolidated financial statements as if FIN 46(R) had been effective when we first met the conditions to be the primary beneficiary, which was the inception of PPG. We own a 10% interest in PPG, which owns one associated center and two community centers.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity," which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS No. 150 related to noncontrolling interests in limited-life subsidiaries. During 2004, the joint venture agreements with minority interest partners were amended so that they no longer have a limited life.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

     In December 2004, the FASB released its final revised standard, SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS No. 123(R) is required for fiscal periods beginning after June 15, 2005. We previously adopted the fair value provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" effective January 1, 2003. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

Funds From Operations

     Funds From Operations ("FFO") is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with generally accepted accounting principles ("GAAP"). The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis. We compute FFO as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

      FFO increased 14.3% in 2004 to $310.4 million compared to $271.6 million in 2003. The New 2004 Properties generated 69% of the growth in FFO. Consistently high portfolio occupancy, increases in rental rates from new and renewal leasing and increased recoveries of operating expenses primarily accounted for the remaining 31% growth in FFO.

      The calculation of FFO is as follows (in thousands):

                                                                                     Year Ended December 31,
                                                                        --------------------------------------------------
                                                                              2004            2003             2002
                                                                        --------------------------------------------------

 Net income available to common shareholders                                   $ 102,802        $ 124,506       $  73,987
 Add:
 Depreciation and amortization from consolidated properties                      142,509          113,307          94,018
 Depreciation and amortization from unconsolidated affiliates                      6,144            4,307           4,490
 Depreciation and amortization from discontinued operations                          121              484             941
 Minority interest in earnings of operating partnership                           85,186          106,532          64,251
 Less:
 Gains on sales of operating real estate assets                                  (23,696)         (71,886)              -
 Minority investors' share of depreciation and amortization                       (1,230)          (1,111)         (1,348)
 Gain on discontinued operations                                                    (845)          (4,042)           (372)
 Depreciation and amortization of non-real estate assets                            (586)            (508)           (493)
                                                                        -----------------   --------------   -------------
 Funds from operations                                                         $ 310,405        $ 271,589       $ 235,474
                                                                        =================   ==============   =============
 FFO applicable to our shareholders                                            $ 169,725        $ 146,552       $ 126,127
                                                                        =================   ==============   =============

 SUPPLEMENTAL FFO INFORMATION:

 Lease termination fees                                                        $   3,864        $   4,552       $   5,888
 Straight-line rental income                                                   $   2,688        $   3,908       $   4,348
 Gains on outparcel sales                                                      $   3,449        $   6,195       $   2,483
 Amortization of acquired above- and below-market leases                       $   3,656        $     332       $       -
 Amortization of debt premiums                                                 $   5,418        $     646       $       -
 Gain on sales of nonoperating properties                                      $   4,285        $       -       $       -
 Loss on impairment of real estate assets                                      $  (3,080)       $       -       $       -



ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk on our debt obligations and derivative financial instruments. We have used derivative financial instruments to manage exposure to changes in interest rates and not for speculative purposes. Our interest rate risk management policy requires that we use derivative instruments for hedging purposes only and that they be entered into only with major financial institutions based on their credit ratings and other factors.

     Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2004, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $3.8 million and, after the effect of capitalized interest, annual earnings by approximately $3.7 million.

     Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2004, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $64.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $66.3 million.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Index to Financial statements contained in Item 15 on page 47.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this annual report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report Of Management On Internal Control Over Financial Reporting

     Management of CBL & Associates Properties, Inc. and its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

     As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

     The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

ITEM 9B. OTHER INFORMATION

     On November 3, 2004, the Compensation Committee of our Board of Directors determined that the base compensation arrangements for each of the executive officers whose compensation is required to be disclosed in the Summary Compensation Table in our definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on May 9, 2005 (the "Named Executive Officers") for fiscal 2005 would consist of the following base salaries, plus the opportunity to be paid a bonus in an amount to be determined at a later date in the discretion of the Compensation Committee: Charles B. Lebovitz - $542,526; John N. Foy - $466,320; Stephen D. Lebovitz - $450,000; Eric P. Snyder - $406,000; Augustus N. Stephas - $416,600. Additionally, on November 3, 2004, the Compensation Committee determined to pay the following amounts as bonuses to each of the Named Executive Officers with respect to fiscal 2004: Charles B. Lebovitz - $500,000; John N. Foy - $500,000; Stephen D. Lebovitz - $500,000; Eric P. Snyder - $275,000; Augustus N. Stephas - $200,000.

     On November 4, 2004, our Board of Directors approved certain increases in the fees paid to non-employee directors. The fees paid for 2004, prior to the increase, are described in our definitive proxy statement with respect to our Annual Meeting of Stockholders to be held on May 9, 2005, and in Exhibit 10.7.4 to this Form 10-K. Effective as of January 1, 2005, each non-employee director shall receive an annual fee of $27,500 and a fee of $1,500 for each Board, Compensation and Nominating/Corporate Governance Committee meeting attended. In addition, but with the exception of the non-employee director who is Chairman of the Audit Committee, each non-employee director shall receive a fee of $1,500 for each Audit Committee meeting attended. Each non-employee director shall receive a fee of $750 for each telephonic Board meeting. Non-employee directors also receive attended reimbursement of any expenses incurred in attending meetings or participating in telephonic meetings. Also effective as of January 1, 2005, each non-employee director serving as a member of the Executive Committee shall receive from us a monthly fee of $750, and the non-employee director serving as Chairman of the Audit Committee shall receive a monthly fee of $2,000, in lieu of meeting fees for their participation on the Executive and Audit Committees.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the sections entitled "Election of Directors," "Directors and Executive Officers," "Certain Terms of the Jacobs Acquisition," "Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our most recent definitive proxy statement filed with the Securities and Exchange Commission (the "Commission") with respect to our Annual Meeting of Stockholders to be held on May 9, 2005.

     Pursuant to the mandates of the Sarbanes-Oxley Act of 2002, our Board of Directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an "audit committee financial expert" as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the sections entitled "Compensation of Directors" and "Executive Compensation" in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated  herein  by  reference  to  the  sections  entitled  "Security

Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information as of December 31, 2004", in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated   herein  by  reference  to  the  section  entitled   "Certain
Relationships and Related Transactions" in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated herein by reference to the section entitled "Independent Registered Public Accountants' Fees and Services" under "RATIFICATION OF THE

SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS" in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 9, 2005.


                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements                                                              Page Number

    Reports Of Independent Registered Public Accounting Firm                                55

    CBL & Associates Properties, Inc. Consolidated Balance Sheets as of                     58
    December 31, 2004 and 2003

    CBL & Associates Properties, Inc. Consolidated Statements of Operations for             59
    the Years Ended December 31, 2004, 2003 and 2002

    CBL & Associates Properties, Inc. Consolidated Statements of Shareholders'              60
    Equity for the Years Ended December 31, 2004, 2003 and 2002

    CBL & Associates Properties, Inc. Consolidated Statements of Cash Flows for             61
    the Years Ended December 31, 2004, 2003 and 2002

    Notes to Consolidated Financial Statements                                              62

(2) Financial Statement Schedules

    Schedule II Valuation and Qualifying Accounts                                           89
    Schedule III Real Estate and Accumulated Depreciation                                   90
    Schedule IV Mortgage Loans on Real Estate                                              100

    Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

(3) Exhibits

Exhibit
Number                     Description


3.1      --    Amended and Restated Certificate of Incorporation of the Company,
               dated November 2, 1993(a)

3.2      --    Amended and Restated Bylaws of the Company, dated October 27,
               1993(a)

3.3      --    Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated May 2, 1996 (g)

3.4      --    Certificate of Amendment to the Amended and Restated Certificate
               of Incorporation of the Company, dated January 31, 2001 (g)

3.5      --    Certificate of Amendment of Amended and Restated Certificate of
               Incorporation of the Company, dated June 23, 2003 (k)

4.1      --    See Amended and Restated Certificate of Incorporation of the
               Company, as amended, relating to the Common Stock, Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 above

4.2      --    Certificate of Designations, dated June 25, 1998, relating to the
               9.0% Series A Cumulative Redeemable Preferred Stock (g)

4.3      --    Certificate of Designation, dated April 30, 1999, relating to the
               Series 1999 Junior Participating Preferred Stock (g)

4.4      --    Terms of Series J Special Common Units of the Operating
               Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (g)

4.5      --    Certificate of Designations, dated June 11, 2002, relating to the
               8.75% Series B Cumulative Redeemable Preferred Stock (h)

4.6      --    Acknowledgement Regarding Issuance of Partnership Interests and
               Assumption of Partnership Agreement (j)

4.7      --    Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (i)

4.8      --    Certificate of Correction of the Certificate of Designations
               relating to the 7.75% Series C Cumulative Redeemable Preferred
               Stock (m)

4.9      --    Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (m)

4.10     --    Terms of the Series S Special Common Units of the Operating
               Partnership, pursuant to the Third Amendment to the Second
               Amended and Restated Partnership Agreement of the Operating
               Partnership

10.1.1   --    Second Amended and Restated Agreement of the Operating
               Partnership dated June 30, 1998 (c)

10.1.2   --    First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated January
               31, 2001 (g)

10.1.3   --    Second Amendment to Second Amended and Restated Agreement of the
               Operating Partnership dated February 15, 2002 (j)

10.1.4   --    Third Amendment to the Second Amended and Restated Partnership
               Agreement of the Operating Partnership, dated July 28, 2004 (n)

10.2.1   --    Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999 (d)

10.2.2   --    Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank (successor to BankBoston), dated
               January 31, 2001 (g)

10.3     --    Property Management Agreement between the Operating Partnership and the Management Company (a)

10.4     --    Property Management Agreement relating to Retained Properties (a)

10.5.1   --    CBL & Associates Properties, Inc. Amended and Restated Stock
               Incentive Plan (k)+

10.5.2   --    Form of Non-Qualified Stock Option Agreement for all
               participants+ (j)

10.5.3   --    Form of Stock Restriction Agreement for restricted stock
               awards+ (j)

10.5.4   --    Deferred Compensation Arrangement, dated January 1, 1997, for
               Eric P. Snyder+ (j)

10.5.5   --    Form of Stock Restriction agreement for restricted stock awards with annual installment vesting+ (k)

10.5.6   --    Amendment No. 1 to CBL & Associates Properties, Inc. Amended
               and Restated Stock Incentive Plan+

10.5.7   --    Amendment No. 2 to CBL & Associates Properties, Inc. Amended
               and Restated Stock Incentive Plan+

10.5.8   --    Form of Senior Executive Compensation Arrangements, dated as of
               January 1, 2004, between the Company and Charles B. Lebovitz,
               Stephen D. Lebovitz, John N. Foy and Ben Landress+

10.6     --    Indemnification Agreements between the Company and the
               Management Company and their officers and directors (a)

10.7.1   --    Employment Agreement for Charles B. Lebovitz (a)+

10.7.2   --    Employment Agreement for John N. Foy (a)+

10.7.3   --    Employment Agreement for Stephen D. Lebovitz (a)+

10.7.4   --    Summary Description of CBL & Associates Properties, Inc.
               Director Compensation Arrangements

10.7.5   --    Summary Description of CBL & Associates Properties, Inc. Annual
               Base Salary and Bonus  Arrangements Approved for Named Executive
               Officers in October 2004+

10.8     --    Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)

10.9.1   --    Option Agreement relating to certain Retained Properties (a)

10.9.2   --    Option Agreement relating to Outparcels (a)

10.10.1  --    Property Partnership Agreement relating to Hamilton Place (a)

10.10.2  --    Property Partnership Agreement relating to CoolSprings
               Galleria (a)

10.11.1  --    Acquisition Option Agreement relating to Hamilton Place (a)

10.11.2  --    Acquisition Option Agreement relating to the Hamilton Place
               Centers (a)

10.12    --    Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of August 27, 2004 (l)

10.13    --    Loan agreement between Rivergate Mall Limited Partnership, The
               Village at Rivergate Limited Partnership, Hickory Hollow Mall
               Limited Partnership, and The Courtyard at Hickory Hollow Limited
               Partnership and Midland Loan Services, Inc., dated
               July 1, 1998 (b)

10.14.1  --    Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (e)

10.14.2  --     Amendment to Master Contribution Agreement, dated as of
               September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (f)

10.15    --    Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (f)

10.16.1  --    Registration Rights Agreement by and between the Company and the Holders of SCU's listed on Schedule 1 thereto, dated as of January 31, 2001 (f)

10.16.2  --    Registration Rights Agreement by and between the Company and
               Frankel Midland Limited Partnership, dated as of January 31, 2001
               (f)

10.16.3  --    Registration Rights Agreement by and between the Company and
               Hess Abroms Properties of Huntsville, dated as of January 31,
               2001 (f)

10.16.4  --    Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating
               Partnership listed on Schedule A thereto, dated July 28, 2004

10.17.1  --    Sixth Amended and Restated Credit Agreement by and among the
               Operating Partnership and Wells Fargo Bank, National
               Association, et al., dated February 28, 2003

10.17.2  --    First Amendment to Sixth Amended and Restated Credit Agreement
               between the Operating Partnership and Wells Fargo Bank, National
               Association, et al., dated May 3, 2004

10.18    --    Revolving Credit Loan Agreement between the Operating Partnership and SouthTrust Bank, dated September 24, 2003

10.19.1  --    Third Amended and Restated Loan Agreement by and between the
               Operating Partnership and SunTrust Bank, dated as of September
               24, 2003

10.19.2  --    First Amendment to Third Amended and Restated Loan Agreement
               by and between the Operating Partnership and SunTrust Bank, dated
               April 1, 2004

10.20.1  --    Amended and Restated Loan Agreement between the Operating
               Partnership, The Lakes Mall, LLC, Lakeshore Sebring Limited
               Partnership and First Tennessee Bank National Association, dated
               December 30, 2004

10.20.2  --    Amended and Restate Loan Agreement between the Operating
               Partnership, The Lakes Mall, LLC, Lakeshore Sebring Limited
               Partnership and First Tennessee Bank National Association, dated
               September 13, 2003

10.20.3  --    Amended and Restated Loan Agreement between the Operating
               Partnership, The Lakes Mall, LLC, Lakeshore Sebring Limited
               Partnership and First Tennessee Bank National Association, dated
               July 29, 2004

21       --    Subsidiaries of the Company

23       --    Consent of Deloitte & Touche LLP

24       --    Power of Attorney

31.1     --    Certification pursuant to Securities Exchange Act Rule
               13a-14(a) by the Chief Executive Officer, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

31.2     --    Certification pursuant to Securities Exchange Act Rule
               13a-14(a) by the Chief Financial Officer, as adopted pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

32.1     --    Certification pursuant to Securities Exchange Act Rule
               13a-14(b) by the Chief Executive Officer, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002

32.2      --   Certification pursuant to Securities Exchange Act Rule
               13a-14(b) by the Chief Financial Officer, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------

(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.

(b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(d) Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 1999.

(e) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 27, 2000.

(f) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.

(g) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(h) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.

(i) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.

(j) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(k) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

(l) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 21, 2004.

(m) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.

(n) Incorporated by reference from the Company's Current Report on Form 8-K, filed December 14, 2004.

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CBL & ASSOCIATES PROPERTIES, INC.
                                                   (Registrant)

                                By:   /s/ John N. Foy
                                   ----------------------------------
                                     John N. Foy
                                     Vice Chairman of the Board, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     Officer and Principal Accounting Officer)

Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                Date

  /s/ Charles B. Lebovitz             Chairman of the Board, and Chief Executive            March 16, 2005
--------------------------------      Officer (Principal Executive Officer)
  Charles B. Lebovitz

   /s/ John N. Foy                    Vice Chairman of the Board, Chief Financial           March 16, 2005
--------------------------------      Officer and Treasurer (Principal Financial
       John N. Foy                    Officer and Principal Accounting Officer)


 /s/ Stephen D. Lebovitz*             Director, President and Secretary                     March 16, 2005
--------------------------------
     Stephen D. Lebovitz

/s/ Claude M. Ballard*                Director                                              March 16, 2005
--------------------------------
   Claude M. Ballard

       /s/ Leo Fields*                Director                                              March 16, 2005
--------------------------------
        Leo Fields

 /s/ Matthew S. Dominski*             Director                                              March 16, 2005
--------------------------------
   Matthew S. Dominski

/s/ Winston W. Walker*                Director                                              March 16, 2005
--------------------------------
     Winston W. Walker

 /s/ Gary L. Bryenton*                Director                                              March 16, 2005
--------------------------------
      Gary L. Bryenton

 /s/ Martin J. Cleary*                Director                                              March 16, 2005
--------------------------------
     Martin J. Cleary

*By: /s/ John N. Foy                  Attorney-in-Fact                                      March 16, 2005
--------------------------------
     John N. Foy

                          INDEX TO FINANCIAL STATEMENTS



Report of Management on Internal Control Over Financial Reporting          55

Reports Of Independent Registered Public Accounting Firm                   56

CBL & Associates Properties, Inc. Consolidated Balance Sheets as of
     December 31, 2004 and 2003                                            57

CBL & Associates Properties, Inc. Consolidated Statements of
     Operations for the Years Ended December 31, 2004, 2003 and 2002       59

CBL & Associates Properties, Inc. Consolidated Statements of Cash
     Flows for the Years Ended December 31, 2004, 2003 and 2002            60

CBL & Associates Properties, Inc. Consolidated Statements of
     Shareholders' Equity for the Years Ended December 31, 2004,
     2003 and 2002                                                         61

Notes to Consolidated Financial Statements                                 62


Schedule II Valuation and Qualifying Accounts                              88
Schedule III Real Estate and Accumulated Depreciation                      89
Schedule IV  Mortgage Loans on Real Estate                                 99

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of CBL & Associates Properties, Inc.:

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that CBL &
Associates Properties, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.


/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of CBL & Associates Properties, Inc.:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBL and Associates Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 16, 2005

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                  December 31,
                                                                     ---------------------------------------
 ASSETS                                                                    2004                2003
                                                                     ---------------------------------------
 Real estate assets:
   Land                                                                   $  659,782         $  578,310
   Buildings and improvements                                              4,670,462          3,678,074
                                                                     ---------------------------------------
                                                                           5,330,244          4,256,384
   Accumulated depreciation                                                 (575,464)          (467,614)
                                                                     ---------------------------------------
                                                                           4,754,780          3,788,770
   Real estate assets held for sale                                           61,607             64,354
   Developments in progress                                                   78,393             59,096
                                                                     ---------------------------------------
     Net investment in real estate assets                                  4,894,780          3,912,220
 Cash and cash equivalents                                                    25,766             20,332
 Cash in escrow                                                                    -             78,476
 Receivables:
   Tenant, net of allowance for doubtful accounts
        of $3,237 in 2004 and 2003                                            38,409             42,165
   Other                                                                      13,706              3,033
 Mortgage notes receivable                                                    27,804             36,169
 Investments in unconsolidated affiliates                                     84,782             96,450
 Other assets                                                                119,253             75,465
                                                                     ---------------------------------------
                                                                          $5,204,500         $4,264,310
                                                                     =======================================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Mortgage and other notes payable                                         $3,359,466         $2,709,348
 Mortgage notes payable on real estate assets held for sale                   12,213             28,754
 Accounts payable and accrued liabilities                                    212,064            161,477
                                                                     ---------------------------------------
     Total liabilities                                                     3,583,743          2,899,579
                                                                     ---------------------------------------
 Commitments and contingencies (Notes 3, 5 and 17)
 Minority interests                                                          566,606            527,431
                                                                     ---------------------------------------
 Shareholders' equity:
 Preferred stock, $.01 par value, 15,000,000 shares authorized:
    8.75% Series B Cumulative Redeemable Preferred Stock, 2,000,000
        Shares outstanding in 2004 and 2003                                       20                 20
    7.75% Series C Cumulative Redeemable Preferred Stock, 460,000
        Shares outstanding in 2004 and 2003                                        5                  5
    7.375% Series D Cumulative Redeemable Preferred Stock,
        700,000 shares outstanding in 2004                                         7                  -
 Common stock, $.01 par value, 95,000,000 shares authorized,
         31,333,552 and 30,323,476 shares issued and outstanding
          in 2004 and 2003, respectively                                         313                303
 Additional paid-in capital                                                1,025,792            817,613
 Deferred compensation                                                        (3,081)            (1,607)
 Retained earnings                                                            31,095             20,966
                                                                     ---------------------------------------
 Total shareholders' equity                                                1,054,151            837,300
                                                                     ---------------------------------------
                                                                          $5,204,500         $4,264,310
                                                                     =======================================

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                          2004        2003          2002
                                                                       -------------------------------------
 REVENUES:
   Minimum rents                                                        $ 478,011    $ 427,733    $ 380,464
   Percentage rents                                                        15,957       12,907       13,335
   Other rents                                                             16,102       12,633       11,013
   Tenant reimbursements                                                  219,205      193,022      159,874
   Management, development and leasing fees                                 9,791        5,525        7,146
   Other                                                                   20,098       14,176       14,005
                                                                       -------------------------------------
     Total revenues                                                       759,164      665,996      585,837
                                                                       -------------------------------------
 EXPENSES:
   Property operating                                                     115,345      103,037       92,646
   Depreciation and amortization                                          142,509      113,307       93,847
   Real estate taxes                                                       58,301       51,573       47,050
   Maintenance and repairs                                                 43,726       39,774       35,071
   General and administrative                                              35,338       30,395       23,332
   Loss on impairment of real estate assets                                 3,080            -            -
   Other                                                                   16,373       11,489       10,307
                                                                       -------------------------------------
     Total expenses                                                       414,672      349,575      302,253
                                                                       -------------------------------------
 Income from operations                                                   344,492      316,421      283,584
 Interest income                                                            3,355        2,485        1,853
 Interest expense                                                        (177,219)    (153,321)    (142,908)
 Loss on extinguishment of debt                                                 -         (167)      (3,872)
 Gain on sales of real estate assets                                       29,272       77,765        2,804
 Equity in earnings of unconsolidated affiliates                           10,308        4,941        8,215
 Minority interest in earnings:
   Operating Partnership                                                  (85,186)    (106,532)     (64,251)
   Shopping center properties                                              (5,365)      (2,758)      (3,280)
                                                                       -------------------------------------
 Income before discontinued operations                                    119,657      138,834       82,145
 Operating income of discontinued operations                                  609        1,263        2,389
 Gain on discontinued operations                                              845        4,042          372
                                                                       -------------------------------------
 Net income                                                               121,111      144,139       84,906
 Preferred dividends                                                      (18,309)     (19,633)     (10,919)
                                                                       -------------------------------------
 Net income available to common shareholders                            $ 102,802    $ 124,506    $  73,987
                                                                       =====================================
 Basic per share data:
   Income before discontinued operations, net of preferred dividends     $   3.29     $   3.98     $   2.48
   Discontinued operations                                                   0.05         0.18         0.10
                                                                       -------------------------------------
   Net income available to common shareholders                           $   3.34     $   4.16     $   2.58
                                                                       =====================================
   Weighted average common shares outstanding                              30,801       29,936       28,690

 Diluted per share data:
   Income before discontinued operations, net of preferred dividends     $   3.17     $   3.82     $   2.40
   Discontinued operations                                                   0.04         0.17         0.09
                                                                       -------------------------------------
   Net income available to common shareholders                           $   3.21     $   3.99     $   2.49
                                                                       =====================================
   Weighted average common and potential dilutive
     common shares outstanding                                             32,002       31,193       29,668

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                 Consolidated Statement Of Shareholders' Equity
                        (In thousands, except share data)

                                                                                   Accumulated                 Retained
                                                                       Additional     Other                    Earnings
                                                    Preferred  Common   Paid-in   Comprehensive    Deferred   (Accumulated
                                                      Stock     Stock   Capital       Loss       Compensation    Deficit)    Total
                                                    ---------  ------  ---------- -------------  -----------  ------------ ---------
Balance, December 31, 2001                              $ 29   $  256  $  556,383   $  (6,784)        $    -   $ (27,796)  $522,088
    Net income                                             -        -           -           -              -      84,906    84,906
    Gain on current period cash flow hedges                -        -           -       4,387              -           -     4,387
                                                                                                                          --------
        Total comprehensive income                                                                                          89,293
    Dividends declared - common stock                      -        -           -           -              -     (68,635)  (68,635)
    Dividends declared - preferred stock                   -        -           -           -              -     (10,919)  (10,919)
    Issuance of 2,000,000 shares of Series B
       preferred stock                                    20        -      96,350           -                          -    96,370
    Purchase of 200,000 shares of Series A
       preferred stock                                    (2)       -      (5,091)          -              -           -    (5,093)
    Issuance of 3,524,299 shares of common stock           -       36     120,589           -              -           -   120,625
    Exercise of stock options                              -        2       5,005           -              -           -     5,007
    Accrual under deferred compensation arrangements       -        -       2,194           -              -           -     2,194
    Conversion of Operating Partnership units into
       446,652 shares of common stock                      -        4       7,159           -              -           -     7,163
    Adjustment for minority interest in Operating
       Partnership                                         -        -     (16,903)          -              -           -   (16,903)
                                                     ------------------------------------------------------------------------------
Balance, December 31, 2002                                47      298     765,686      (2,397)             -     (22,444)  741,190
    Net income                                             -        -           -           -              -     144,139   144,139
    Gain on current period cash flow hedges                -        -           -       2,397              -           -     2,397
                                                                                                                          --------
        Total comprehensive income                                                                                         146,536
    Dividends declared - common stock                      -        -           -           -              -     (81,096)  (81,096)
    Dividends declared - preferred stock                   -        -           -           -              -     (17,453)  (17,453)
    Issuance of 460,000 shares of Series C
       preferred stock                                     5        -     111,222           -              -           -   111,227
    Redemption of 2,675,000 shares of Series A
       preferred stock                                   (27)       -     (64,668)          -              -      (2,180)  (66,875)
    Issuance of 202,838 shares of common stock             -        2       8,755           -         (1,855)          -     6,902
    Exercise of stock options                              -        3       7,759           -              -           -     7,762
    Accrual under deferred compensation arrangements       -        -         618           -              -           -       618
    Amortization of deferred compensation                  -        -           -           -            248           -       248
    Adjustment for minority interest in Operating
      Partnership                                          -        -     (11,759)          -              -           -   (11,759)
                                                     ------------------------------------------------------------------------------
Balance, December 31, 2003                                25      303     817,613           -         (1,607)     20,966   837,300
    Net income and total comprehensive income              -        -           -           -              -     121,111   121,111
    Dividends declared - common stock                      -        -           -           -              -     (92,678)  (92,678)
    Dividends declared - preferred stock                   -        -           -           -              -     (18,304)  (18,304)
    Issuance of 700,000 shares of Series D
      preferred stock                                      7        -     169,326           -              -           -   169,333
    Issuance of 84,981 shares of common stock              -        -       4,528           -        (2,129)           -     2,399
    Exercise of stock options                              -        7      15,261           -              -           -    15,268
    Accrual under deferred compensation arrangements       -        -         776           -              -           -       776
    Amortization of deferred compensation                  -        -           -           -            655           -       655
    Conversion of Operating Partnership units into
      262,818 shares of common stock                       -        3       5,627           -              -           -     5,630
    Adjustment for minority interest in Operating
      Partnership                                          -        -      12,661           -              -           -    12,661
                                                     ------------------------------------------------------------------------------
Balance, December 31, 2004                              $ 32   $  313  $1,025,792  $        -       $ (3,081)  $  31,095 $1,054,151
                                                     ==============================================================================

The accompanying notes are an integral part of theses statements.

                                 CBL & Associates Properties, Inc.
                                Consolidated Statements of Cash Flows
                                           (In thousands)

                                                                  Year Ended December 31,
                                                             ---------------------------------------
                                                               2004           2003           2002
                                                             ---------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $121,111       $144,139        $84,906
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Minority interest in earnings                              90,551        109,331         67,554
     Depreciation                                              100,667         85,584         74,501
     Amortization                                               49,162         34,301         25,242
     Amortization of debt premiums                              (5,262)          (646)             -
     Loss on extinguishment of debt                                  -            167          3,930
     Gain on sales of real estate assets                       (29,583)       (77,775)        (2,804)
     Gain on discontinued operations                              (845)        (4,042)          (372)
     Issuance of stock under incentive plan                      1,870          1,876          2,578
     Accrual of deferred compensation                              776            618          2,194
     Amortization of deferred compensation                         655            248              -
     Write-off of development projects                           3,714          2,056            236
     Loss on impairment of real estate assets                    3,080              -              -
     Net amortization of above and below market leases          (3,515)          (311)             -
     Changes in assets and liabilities:
       Tenant and other receivables                             (1,678)        (9,773)        (1,110)
       Other assets                                             (3,413)       (12,770)        (6,089)
       Accounts payable and accrued liabilities                 11,907          1,346         23,157
                                                             ---------------------------------------
         Net cash provided by operating activities             339,197        274,349        273,923
                                                             ---------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets                              (219,383)      (227,362)      (176,799)
 Acquisitions of real estate assets and other assets          (587,163)      (273,265)      (166,489)
 Proceeds from sales of real estate assets                     113,565        284,322         84,885
 Cash in escrow                                                 78,476        (78,476)             -
 Additions to mortgage notes receivable                         (9,225)       (10,000)        (5,965)
 Payments received on mortgage notes receivable                 17,590          1,840          2,135
 Distributions in excess of equity in earnings of
     unconsolidated affiliates                                  28,908          9,740          5,751
 Additional investments in and advances to
     unconsolidated affiliates                                 (27,112)       (15,855)       (15,394)
 Additions to other assets                                      (4,307)        (3,310)        (2,731)
                                                             ---------------------------------------
         Net cash used in investing activities                (608,651)      (312,366)      (274,607)
                                                             ---------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and other notes payable                642,743        572,080        751,881
 Principal payments on mortgage and other notes
      payable                                                 (355,651)      (390,115)      (815,444)
 Additions to deferred financing costs                          (6,029)        (4,830)        (5,589)
 Proceeds from issuance of common stock                            529          5,026        118,047
 Proceeds from exercise of stock options                        15,268          7,762          5,007
 Proceeds from issuance of preferred stock                     169,333        111,227         96,370
 Redemption of preferred stock                                       -        (64,695)             -
 Purchase of preferred stock                                         -              -         (5,093)
 Purchase of minority interest in the Operating
     Partnership                                                (5,949)       (21,013)             -
 Prepayment penalties on extinguishment of debt                      -              -         (2,290)
 Distributions to minority interests                           (78,493)       (72,186)       (65,310)
 Dividends paid                                               (106,863)       (98,262)       (73,677)
                                                             ---------------------------------------
         Net cash provided by financing activities             274,888         44,994          3,902
                                                             ---------------------------------------
Net change in cash and cash equivalents                          5,434          6,977          3,218
Cash and cash equivalents, beginning of period                  20,332         13,355         10,137
                                                             ---------------------------------------
Cash and cash equivalents, end of period                      $ 25,766       $ 20,332       $ 13,335
                                                           ==========================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1.  ORGANIZATION

     CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community shopping centers. CBL's shopping center properties are located primarily in the Southeast and Midwest, as well as in select markets in other regions of the United States.

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership). As of December 31, 2004, the Operating Partnership owned controlling interests in 64 regional malls, 25 associated centers (each located adjacent to a regional mall), 12 community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in five regional malls, one associated center and 48 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had one mall, which is owned in a joint venture, two mall expansions, one open-air shopping center, two associated centers, one of which is owned in a joint venture, one associated center expansion, one associated center redevelopment and three community centers under construction at December 31, 2004. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2004, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.4% limited partnership interest for a combined interest held by CBL of 55.0%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2004, CBL's Predecessor owned a 15.4% limited partnership interest, Jacobs owned a 20.9% limited partnership interest and third parties owned an 8.7% limited partnership interest in the Operating Partnership. CBL's Predecessor also owned
2.7 million shares of CBL's common stock at December 31, 2004, for a combined total interest of 20.0% in the Operating Partnership.

     The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). During March 2004, the Operating Partnership acquired the 94% of the Management Company's common stock that was owned by individuals who are directors and/or officers of CBL, resulting in the Operating Partnership owning 100% of the Management Company's common stock. The Operating Partnership paid $75 for the 94% of common stock acquired, which was equal to the initial capital contribution of the individuals that owned the interest. The Operating Partnership continues to own 100% of the Management Company's preferred stock. As a result, the Operating Partnership continues to consolidate the Management Company.

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

     All acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, and tenant improvements, and
(ii) identifiable intangible assets, generally consisting of above- and below-market leases and in-place leases, which are included in other assets in the consolidated balance sheet. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates for similar debt instruments is recorded at its fair value based on estimated market interest rates at the date of acquisition.

     Depreciation is computed on a straight-line basis over estimated lives of 40 years for buildings, 10 to 20 years for certain improvements and 7 to 10 years for equipment and fixtures. Tenant improvements are capitalized and depreciated on a straight-line basis over the term of the related lease. Lease-related intangibles from acquisitions of real estate assets are amortized over the remaining terms of the related leases. The amortization of above- and below-market leases is recorded as an adjustment to minimum rental revenue, while the amortization of all other lease-related intangibles is recorded as amortization expense. Any difference between the face value of the debt assumed and its fair value is amortized to interest expense over the remaining term of the debt using the effective interest method.

     The Company's acquired intangibles and their balance sheet classifications as of December 31, 2004 and 2003, are summarized as follows:

                                                    December 31, 2004                   December 31, 2003
                                               ---------------------------------   --------------------------------
                                                                 Accumulated                        Accumulated
                                                 Cost            Amortization        Cost           Amortization
                                               ------------     ----------------   -----------    -----------------
Other assets:
    Above-market leases                         $ 12,250           $(1,335)         $ 5,635            $ (270)
    In-place leases                               53,850            (5,810)          19,945              (686)
Accounts payable and accrued liabilities:
    Below-market leases                           38,967            (4,870)          12,975              (539)

     The total net amortization expense of the above acquired intangibles for the next five succeeding years will be $1,691 in 2005, $2,645 in 2006, $2,999 in 2007, $3,030 in 2008 and $2,371 in 2009.

     Total interest expense capitalized was $4,517, $5,974 and $5,109 in 2004, 2003 and 2002, respectively.

Carrying Value of Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value is charged to operations.

     During 2004, the Company recognized a loss of $114 on the sale of one community center as a loss on impairment of real estate assets.

     During 2004, the Company determined that the carrying value of a vacant community center exceeded the community center's estimated fair value by $402. The Company recorded the reduction in the carrying value of the related real estate assets to their estimated fair value as a loss on impairment of real estate assets.

     Subsequent to December 31, 2004, the Company completed the third phase of the Galileo America joint venture transaction discussed in Note 5. The Company recognized a loss of $1,947 on this transaction as an impairment of real estate assets in 2004 and reduced the carrying value of the related assets, which are classified as real estate assets held for sale as of December 31, 2004 in the accompanying consolidated balance sheet.

     Subsequent to December 31, 2004, the Company reached a tentative agreement to sell five of its community centers. As a result, the Company recorded a loss on impairment of real estate assets of $617 in 2004 to reduce the carrying values of the five community centers to their respective estimated fair values based on the expected selling price. Since the Company determined that the properties were held for sale subsequent to December 31, 2004, the real estate assets related to these five community centers are reflected as held and used in the accompanying consolidated balance sheet.

     There were no impairment charges in 2003 and 2002.

Cash and Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less as cash equivalents.

Deferred Financing Costs

     Net deferred financing costs of $13,509 and $10,808 were included in other assets at December 31, 2004 and 2003, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized to interest expense over the terms of the related notes payable. Amortization expense was $4,390, $3,268, and $4,114 in 2004, 2003 and 2002, respectively.
Accumulated amortization was $7,815 and $5,030 as of December 31, 2004 and 2003, respectively.

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

     As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not material in 2004, 2003 and 2002.

     The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. The Company had a net deferred tax asset of $16,636 and $8,018 at December 31, 2004 and 2003, respectively, which consisted primarily of net operating loss carryforwards, that was reduced to zero by a valuation allowance because of uncertainty about the realization of the net deferred tax asset considering all available evidence.

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

     The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 10.0% of the Company's total revenues in 2004, 2003 and 2002.

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

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                                2004              2003             2002
                                                           ---------------- ----------------- ---------------
Weighted average shares                                        30,939            30,054          28,793
Effect of nonvested stock awards                                (138)             (118)           (103)
                                                           ---------------- ----------------- ---------------
Denominator - basic earnings per share                         30,801            29,936          28,690
Dilutive effect of stock options, nonvested stock awards
   and deemed shares related to deferred compensation
   arrangements                                                 1,201             1,257             978
                                                           ---------------- ----------------- ---------------
Denominator - diluted earnings per share                       32,002            31,193          29,668
                                                           ================ ================= ===============


Stock-Based Compensation

     Historically, the Company accounted for its stock-based compensation plans, which are described in Note 19, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." There were no stock options granted during the years ended December 31, 2004 and 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in 2004, 2003 and 2002 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                                        Year Ended December 31,
                                                            -------------------------------------------------
                                                                 2004             2003             2002
                                                             ---------------- ---------------- ---------------
Net income available to common shareholders, as reported       $102,802           $124,506       $ 73,987
Add:  Stock-based employee compensation expense included
      in reported net income available to common
      shareholders                                                2,890              2,742          4,772
Less: Total stock-based  compensation  expense  determined
      under fair value method                                    (3,398)            (3,344)        (5,423)
                                                            ---------------- ---------------- ---------------
Pro forma net income available to common shareholders          $102,294           $123,904       $ 73,336
                                                            ================ ================ ===============
Earnings per share:
    Basic, as reported                                         $   3.34           $   4.16       $   2.58
                                                            ================ ================ ===============
    Basic, pro forma                                           $   3.32           $   4.14       $   2.56
                                                            ================ ================ ===============
    Diluted, as reported                                       $   3.21           $   3.99       $   2.49
                                                            ================ ================ ===============
    Diluted, pro forma                                         $   3.20           $   3.98       $   2.34
                                                            ================ ================ ===============


     The fair value of each employee stock option grant during 2002 was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                       Year Ended December 31,
                                       -----------------------
                                               2002
                                           -------------
Risk-free interest rate                          4.84%
Dividend yield                                   6.83%
Expected volatility                              19.7%
Expected life                                7.0 years


     The per share weighted average fair value of stock options granted during 2002 was $3.50.

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

Recent Accounting Pronouncements

     Effective January 1, 2004, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46(R), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Previously, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. The Company determined that one unconsolidated affiliate, PPG Venture I Limited Partnership ("PPG"), is a variable interest entity and that the Company is the primary beneficiary. The Company began consolidating the assets, liabilities and results of operations of PPG effective January 1, 2004. The Company initially measured the assets, liabilities and noncontrolling interest of PPG at the carrying amounts at which they would have been carried in the consolidated financial statements as if FIN 46(R) had been effective when the Company first met the conditions to be the primary beneficiary, which was the inception of PPG. The Company owns a 10% interest in PPG, which owns one associated center and two community centers. At December 31, 2004, PPG had non-recourse, fixed-rate debt of $37,795 that was secured by the real estate assets it owns, which had a net carrying value of $50,265.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with
Characteristics of Both Liabilities and Equity," which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatorily redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets, and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. However, on October 29, 2003, the FASB indefinitely deferred the provisions of paragraphs 9 and 10 of SFAS No. 150 related to noncontrolling interests in limited-life subsidiaries. During 2004, the joint venture agreements with minority interest partners were amended so that they no longer have a limited life.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

     In December 2004, the FASB released its final revised standard, SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Adoption of SFAS No. 123(R) is required for fiscal periods beginning after June 15, 2005. The Company previously adopted the fair value provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" effective January 1, 2003. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Reclassifications

     Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to discontinued operations (see Note 4) to conform to the current year presentation.

NOTE 3.  ACQUISITIONS

     The Company includes the results of operations of real estate assets acquired in the consolidated statement of operations from the date of the related acquisition.

2004 Acquisitions

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

     On May 20, 2004, the Company acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH for a cash purchase price, including transaction costs, of $78,252. The purchase price was partially financed with a new recourse term loan of $66,500 that bears interest at LIBOR plus 100 basis points, matures in May 2006 and has three one-year extension options that are at the Company's election.

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

     On November 22, 2004, the Company acquired Mall del Norte in Laredo, TX for a cash purchase price, including transaction costs, of $170,413. The purchase price was partially financed with a new non-recourse, interest-only loan of $113,400 that bears interest at 5.04% and matures in December 2014.

     On November 22, 2004, the Company acquired Northpark Mall in Joplin, MO for a purchase price, including transaction costs, of $79,141. The purchase price consisted of $37,619 in cash and the assumption of $41,522 of non-recourse debt that bears interest at a stated rate of 5.75% and matures in March 2014. The Company recorded a debt premium of $687, computed using an estimated market interest rate of 5.50%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2004:

Land                                                 $ 81,673
Buildings and improvements                            872,855
Above-market leases                                     8,329
In-place leases                                        33,921
                                                    ------------
   Total assets                                       996,778
Mortgage note payables assumed                       (304,646)
Premiums on mortgage note payables assumed            (19,455)
Below-market leases                                   (27,352)
Land purchase obligation                              (11,950)
                                                    ------------
Net assets acquired                                  $633,375
                                                    ============

     The following unaudited pro forma financial information is for the years ended December 31, 2004 and 2003. It presents the results of the Company as if each of the 2004 acquisitions had occurred on January 1, 2003. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2003. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for 2004 and 2003 are as follows:

                                                                              2004           2003
                                                                          -------------- -------------
Total revenues                                                                $ 814,693      $782,008
Total expenses                                                                (447,837)     (416,178)
                                                                          -------------- -------------
Income from operations                                                        $ 366,856      $365,830
                                                                          ============== =============
Income before discontinued operations                                         $ 121,898      $145,891
                                                                          ============== =============
Net income available to common shareholders                                   $ 105,043      $131,563
                                                                          ============== =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends          $  3.36       $  4.22
    Net income available to common shareholders                                $  3.41       $  4.40

Diluted per share data:
    Income before discontinued operations, net of preferred dividends          $  3.24       $  4.05
    Net income available to common shareholders                                $  3.28       $  4.22


2003 Acquisitions

     On April 30, 2003, the Company acquired Sunrise Mall and its associated center, Sunrise Commons, which are located in Brownsville, TX. The total purchase price, including transaction costs, of $80,686 consisted of $40,686 in cash and the assumption of $40,000 of variable-rate debt that matures in May 2004.

     On September 10, 2003, the Company acquired Cross Creek Mall in Fayetteville, NC for a purchase price, including transaction costs, of $116,729, which consisted of $52,484 in cash and the assumption of $64,245 of non-recourse debt that bears interest at a stated rate of 7.4% and matures in April 2012. The Company recorded a debt premium of $10,209, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On October 1, 2003, the Company acquired River Ridge Mall in Lynchburg, VA for a purchase price, including transaction costs, of $61,933, which consisted of $38,622 in cash, a short-term note payable of $793 and the assumption of $22,518 of non-recourse debt that bears interest at a stated rate of 8.05% and matures in January 2007. The Company also recorded a debt premium of $2,724, computed using an estimated market interest rate of 4.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On October 1, 2003, the Company acquired Valley View Mall in Roanoke, VA for a purchase price, including transaction costs, of $86,094, which consisted of $35,351 in cash, a short-term note payable of $5,708 and the assumption of $45,035 of non-recourse debt that bears interest at a weighted-average stated rate of 8.61% and matures in September 2010. The Company also recorded a debt premium of $8,813, computed using an estimated market interest rate of 5.10%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On December 15, 2003, the Company acquired Southpark Mall in Colonial Heights, VA for a purchase price, including transaction costs, of $78,031, which consisted of $34,879 in cash, a short-term note payable of $5,116 and the assumption of $38,036 of non-recourse debt that bears interest at a stated rate of 7.00% and matures in May 2012. The Company also recorded a debt premium of $4,544, computed using an estimated market interest rate of 5.10%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On December 30, 2003, the Company acquired Harford Mall Business Trust, a Maryland business trust that owns Harford Mall and its associated center, Harford Annex, in Bel Air, MD for a cash purchase price, including transaction costs, of $71,110.

     The following summarizes the allocation of the purchase prices to the assets acquired and liabilities assumed for the 2003 acquisitions:

Land                                                   $ 72,620
Buildings and improvements                              434,318
Above-market leases                                       5,709
In-place leases                                          19,542
                                                      ------------
   Total assets                                         532,189
Mortgage note payables assumed                         (209,834)
Short-term notes payable                                (11,617)
Premiums on mortgage note payables assumed              (26,290)
Below-market leases                                     (11,384)
                                                      ------------
Net assets acquired                                    $273,064
                                                      ============


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

                                                                              2003           2002
                                                                          -------------- -------------
Total revenues                                                                $ 715,424     $ 653,329
Total expenses                                                                 (384,439)     (347,870)
                                                                          -------------- -------------
Income from operations                                                        $ 330,985     $ 305,459
                                                                          ============== =============
Income before discontinued operations                                         $ 140,471     $  84,278
                                                                          ============== =============
Net income available to common shareholders                                   $ 125,568     $  75,752
                                                                          ============== =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends         $    4.04     $    2.56
    Net income available to common shareholders                               $    4.16     $    2.64
Diluted per share data:
    Income before discontinued operations, net of preferred dividends         $    3.87     $    2.47
    Net income available to common shareholders                               $    4.02     $    2.55


2002 Acquisitions

     In March 2002, the Company closed on the second and final stage of its acquisition of interests in 21 malls and two associated centers from Jacobs by acquiring additional interests in the joint ventures that own the following properties:

o West Towne Mall, East Towne Mall and West Towne Crossing in Madison, WI (17% interest)
o        Columbia Place in Columbia, SC (31% interest)
o        Kentucky Oaks Mall in Paducah, KY (2% interest)

     The purchase price of $42,519 for the additional interests consisted of $422 in cash, the assumption of $24,487 of debt and the issuance of 499,730 special common units with a fair value of $17,610 (weighted average of $35.24 per unit).

     The Company acquired Richland Mall, located in Waco, TX, in May 2002, for a cash purchase price of $43,250. The Company acquired Panama City Mall, located in Panama City, FL, for a purchase price of $45,645 in May 2002. The purchase price of Panama City Mall consisted of the assumption of $40,700 of non-recourse mortgage debt with an interest rate of 7.30%, the issuance of 118,695 common units of the Operating Partnership with a fair value of $4,487 ($37.80 per unit) and $458 in cash closing costs.

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

     In December 2002, the Company acquired the remaining 35% interest in East Towne Mall, West Towne Mall and West Towne Crossing, which are all located in Madison, WI. The purchase price $62,029 consisted of the issuance of 932,669 common units with a fair value of $36,411 ($39.04 per unit) and the assumption of $25,618 of debt.

     In December 2002, the Company acquired Westmoreland Mall and its associated center, Westmoreland Crossing, located in Greensburg, PA, for a cash purchase price of $112,416.

NOTE 4.  DISCONTINUED OPERATIONS

     During 2004, the Company sold three community centers for a total sales price $7,250 and recognized a total gain of $845 on two of the community centers that is recorded as gain on discontinued operations. The Company recognized a loss of $114 in December 2004 on one of the community centers, which is included in loss on impairment of real estate assets in the consolidated statement of operations. Total revenues from these community centers were $782, $1,168 and $1,134 in 2004, 2003 and 2002, respectively.

     During 2003, the Company sold six community centers for a total sales price $17,280 and recognized a net gain on discontinued operations of $4,042. Total revenues from these community centers were $1,528 and $2,093 in 2003 and 2002, respectively.

     During 2002, the Company sold five community centers and an office building for a total sales price of $36,800 and recognized a net gain on discontinued operations of $372. Total revenues for these properties were $2,331 in 2002.

NOTE 5.  UNCONSOLIDATED AFFILIATES

     At December 31, 2004, the Company had investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                                 Company's
Joint Venture                           Property Name                            Interest
----------------------------------------------------------------------------------------------
Governor's Square IB                    Governor's Square Plaza                     50.0%
Governor's Square Company               Governor's Square                           47.5%
Imperial Valley Mall L.P.               Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company              Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.             Coastal Grand-Myrtle Beach                  50.0%
Mall of South Carolina Outparcel L.P.   Coastal Grand-Myrtle Beach                  50.0%
Mall Shopping Center Company            Plaza del Sol                               50.6%
Parkway Place L.P.                      Parkway Place                               45.0%
Galileo America LLC                     Portfolio of community centers               7.2%

     Condensed combined financial statement information of the unconsolidated affiliates is presented as follows:

                                                   December 31,
                                              ------------------------------
                                                  2004             2003
                                              -------------    -------------
ASSETS:
Net investment in real estate assets           $1,013,475         $759,073
Other assets                                       63,903           65,253
                                              -------------    -------------
   Total assets                                $1,077,378         $824,326
                                              =============    =============
LIABILITIES :
Mortgage notes payable                         $  603,664         $465,602
Other liabilities                                  41,995           36,167
                                              -------------    -------------
   Total liabilities                              645,659          501,769

OWNERS' EQUITY:
The Company                                       103,512           96,961
Other investors                                   328,207          225,596
                                              -------------    -------------
   Total owners' equity                           431,719          322,557
                                              -------------    -------------
Total liabilities and owners' equity           $1,077,378         $824,326
                                              =============    =============

                                                       Year Ended December 31,
                                              -----------------------------------------------
                                                   2004             2003             2002
                                              -------------    -------------     ------------
Revenues                                       $   110,182        $ 49,957          $ 57,084
Depreciation and amortization                      (25,111)         (9,355)           (7,603)
Other operating expenses                           (27,659)        (14,097)          (17,634)
                                              -------------    -------------     ------------
Income from operations                              57,412          26,505            31,847
Interest income                                        138              --                --
Interest expense                                   (27,469)        (14,000)          (14,827)
Gain on sales of real estate assets                  4,555             892                --
Discontinued operations                              1,872             171                --
                                              -------------    -------------     ------------
Net income                                     $    36,508        $ 13,568          $ 17,020
                                              =============    =============     ============
Company's share of net income                  $    10,308        $  4,941          $  8,215
                                              =============    =============     ============

     Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to the Company's historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of the Company's interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to the Company's historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers' interests in the joint venture. Profit recognition assumes the Company has no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method under SFAS No. 66 are met. In general, contributions and distributions of capital or cash flows and allocations of income and expense are made on a pro rata basis in proportion to the equity interest held by each general or limited partner. All debt on these properties is non-recourse. See Note 17 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

Galileo America Joint Venture

     On September 24, 2003, the Company formed Galileo America LLC ("Galileo America"), a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. The arrangement provides for the Company to sell, in three phases, its interests in 51 community centers for a total price of $516,000 plus a 10% interest in Galileo America.

     The first phase of the transaction closed on October 23, 2003, when the Company sold its interests in 41 community centers to Galileo America for $393,925, which consisted of $250,705 in cash, the retirement of $24,922 of debt on one of the community centers, a note receivable of $4,813, Galileo America's assumption of $93,037 in debt and $20,448 representing the Company's 10% interest in Galileo America. The Company used the net proceeds to fund escrow amounts to be used in like-kind exchanges and to reduce outstanding borrowings under the Company's credit facilities. The Company recognized a gain of $71,886 from the first phase and recorded its investment in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest. The note receivable was paid subsequent to December 31, 2003.

     The second phase of the Galileo America transaction closed on January 5, 2004, when the Company sold its interest in six community centers for $92,375, which consisted of $62,687 in cash, the retirement of $25,953 of debt on one of the community centers, the joint venture's assumption of $2,816 of debt and closing costs of $919. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale from October 23, 2003, the date that it was determined these assets met the criteria to be reflected as held for sale. There was no depreciation expense recorded on these assets subsequent to October 23, 2003.

     The Company sold a community center expansion to Galileo America during September 2004 for $3,447 in cash. The Company recognized gain of $1,316 to the extent of the third party partner's ownership interest and recorded an investment of $147 in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest.

     In October 2004, the Company sold its interests in one community center to Galileo America for a purchase price of $17,900, which consisted of $2,900 in cash, Galileo America's assumption of $10,500 of debt and a limited partnership interest in Galileo America, Inc. The community center was originally scheduled to be included in the third phase of the transaction that closed in January 2005. The Company recognized a gain of $2,840 on the sale of this property and recorded an investment of $3,820 in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest in this property.

     The third phase of the Galileo America transaction closed on January 5, 2005, when the Company sold its interest in two power centers, one community center and one community center expansion for $58,600, which consisted of $42,529 in cash, the joint venture's assumption of $12,141 of debt, $3,596 representing the Company's interest in Galileo America and closing costs of $334. The real estate assets and related mortgage notes payable of the properties in the third phase were reflected as held for sale from January 2004, the date that it was determined these assets met the criteria to be reflected as held for sale. There was no depreciation expense recorded on these assets during 2004.

     The Company, as tenant, has entered, or will enter into, separate master lease agreements with Galileo America, as landlord, covering certain spaces in certain of the properties sold or, to be sold, to the joint venture. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of five years from the applicable property's closing date. If the Company is able to lease a designated space to a third party, then the amounts owed by the Company under the master lease will be reduced by the amounts received under the third party lease. If the amounts under the third party lease are equal to or greater than the Company's obligation for the full term of the master lease agreement, then the Company's obligation is zero. When a third party lease is executed that releases the Company from its obligation, Galileo America assumes the credit risk related to the third party lease. This arrangement is in effect until the end of the five-year term of the master lease. Therefore, if a third party lease expires before the expiration of the master lease term, then the Company is obligated under the remaining term of the master lease. Two properties in the first phase and one in the second phase are subject to master lease agreements. The Company had a liability of $3,789 and $2,184 at December 31, 2004 and 2003, respectively, for the amounts to be paid over the remaining terms of the master lease obligations. The Company reduces the liability as payments are made under the obligations or as it is relieved of its obligations under the terms of the master lease arrangements. The reduction in the liability is recognized as gain to the extent that the Company is relieved of its obligation under the master lease arrangements by obtaining third party leases that are sufficient to satisfy the related master lease obligation. During 2004 and 2003, the Company recognized gain of $7,206 and $0, respectively, as a result of being relieved of its obligation under the master lease arrangements.

     The Company may also receive up to $8,000 of additional contingent consideration if, as the exclusive manager of the properties, it achieves certain leasing objectives related to spaces that were vacant, or projected to soon be vacant, at the time the first phase closed. The Company earned $4,167 in 2004 for leasing objectives that were met during 2004, of which $3,750 was recognized as gain on sales of real estate assets and $417, representing the portion attributable to the Company's ownership interest, was recorded as a reduction of the Company's investment in Galileo America. In 2003, the Company earned $3,833 for leasing objectives that were met as of December 31, 2003, of which $3,450 was recognized as gain on sales of real estate assets and $383, representing the portion attributable to the Company's 10% ownership interest, was recorded as a reduction of the Company's investment in Galileo America.

     Pursuant to a long-term agreement, the Company is the exclusive manager for all of the joint venture's properties in the United States, and will be entitled to management, leasing, acquisition, disposition, asset management and financing fees.

     In December 2004, Galileo America acquired interests in six properties from a third party. The Company elected not to contribute its pro rata share of the equity contribution necessary to maintain a 10% interest in Galileo America after the completion of this acquisition. As a result, the Company's ownership interest in Galileo America was reduced to 7.2% as of December 31, 2004.

Other Unconsolidated Affiliates

     In February 2002, the Company contributed its interests in two community centers and one associated center to PPG Venture I Limited Partnership, a joint venture with a third party, and retained a 10% interest. The total consideration of $63,030 consisted of cash of $46,000 and the Company's retained interest. As discussed in Note 2, the Company began to consolidate PPG Venture I Limited Partnership effective January 1, 2004, as a result of the adoption of FIN 46(R).

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

NOTE 6.  MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consisted of the following:

                                                              December 31, 2004                  December 31, 2003
                                                         -------------------------------   --------------------------------
                                                                       Weighted Average                   Weighted Average
                                                          Amount       Interest Rate(1)      Amount       Interest Rate(1)
                                                         ------------  -----------------   -------------  -----------------
Fixed-rate debt:
     Non-recourse loans on operating properties            $2,688,186       6.38%             $2,256,544       6.63%
                                                         ------------                      -------------
Variable-rate debt:
     Recourse term loans on operating properties              207,500       3.45%                105,558       2.67%
     Lines of credit                                          461,400       3.37%                376,000       2.23%
     Construction loans                                        14,593       3.94%                     --         --
                                                         ------------                      -------------
     Total variable-rate debt                                 683,493       3.41%                481,558       2.33%
                                                         ------------                      -------------
Total                                                      $3,371,679       5.78%             $2,738,102       5.87%
                                                         ============                      =============

(1) Weighted average interest rate including the effect of debt premiums, but excluding the amortization of deferred financing costs.

     Non-recourse and recourse loans include loans that are secured by properties owned by the Company that have a net carrying value of $4,130,922 at December 31, 2004. At December 31, 2004, the Company had $950 available and unfunded under a recourse term loan commitment on one property.

Fixed-Rate Debt

     At December 31, 2004, fixed-rate loans bear interest at stated rates ranging from 4.52% to 10.4%. Outstanding borrowings under fixed-rate loans include unamortized debt premiums of $39,837 that were recorded when the Company assumed debt to acquire real estate assets that was at an above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from March 2006 through April 2016, with a weighted average maturity of 5.6 years.

Variable-Rate Debt

     Recourse term loans bear interest at variable interest rates indexed to the prime lending rate or London Interbank Offered Rate ("LIBOR"). At December 31, 2004, interest rates on recourse loans varied from 3.35% to 3.94%. These loans mature at various dates from January 2005 to December 2006, with a weighted average maturity of 1.3 years.

Unsecured Line of Credit

     In August 2004, the Company entered into a new $400,000 unsecured credit facility, which bears interest at LIBOR plus a margin of 100 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. The Company drew on the credit facility to repay all $102,400 of outstanding borrowings under the Company's previous $130,000 unsecured credit facility, which had an interest rate of LIBOR plus 1.30% and was scheduled to mature in September 2004. At December 31, 2004, the outstanding borrowings of $39,900 under the $400,000 credit facility had a weighted average interest rate of 3.54%.

Secured Lines of Credit

     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of December 31, 2004:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------
   $  373,000         $  368,150     February 2006
       80,000             23,350       June 2006
       20,000             20,000      March 2007
       10,000             10,000      April 2006
---------------------------------
   $  483,000         $  421,500
=================================

     The secured lines of credit are secured by 21 of the Company's properties, which had an aggregate net carrying value of $475,831 at December 31, 2004. Borrowings under the secured lines of credit had a weighted average interest rate of 3.36% at December 31, 2004.

Letters of Credit

     At December 31, 2004, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total outstanding under these lines of credit was $12,267 at December 31, 2004.

Covenants and Restrictions

     The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at December 31, 2004.

     Nineteen malls, five associated centers, two community centers and the office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Debt Maturities

     As of December 31, 2004, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2005                                          $    92,444
2006                                              827,594
2007                                              242,979
2008                                              422,209
2009                                              351,335
Thereafter                                      1,395,281
                                              -----------
                                                3,331,842
Net unamortized premiums                           39,837
                                              -----------
                                               $3,371,679
                                              ===========

     Of the $92,444 of scheduled principal payments in 2005, $40,187 is related to three loans that are scheduled to mature in 2005. The Company has extension options in place for $30,000 on one loan that will extend its scheduled maturity to 2006. Galileo America assumed one loan in the amount of $9,800 in the third phase that closed in January 2005 (see Note 5). The Company intends to repay the remaining loan of $387.

NOTE 7. LOSS ON EXTINGUISHMENT OF DEBT

     The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs when notes payable were retired before their scheduled maturity dates as follows:

                                                       Year Ended December 31,
                                                ------------------------------------
                                                   2004        2003        2002
                                                ------------------------------------
Prepayment penalties                             $     --     $    --    $  2,232
Prepayment penalties on discontinued operations        --          --          58
Unamortized deferred financing costs                   --         167       1,640
                                                ------------------------------------
                                                 $     --     $   167    $  3,930
                                                ====================================

NOTE 8.  SHAREHOLDERS' EQUITY

Common Stock

     In March 2002, the Company completed an offering of 3,352,770 shares of its $0.01 par value common stock at $34.55 per share. The net proceeds of $114,705 were used to repay outstanding borrowings under the Company's credit facilities and to retire debt on certain operating properties.

Preferred Stock

     In June 1998, the Company issued 2,875,000 shares of 9.0% Series A Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock") with a liquidation preference of $25.00 per share in a public offering. In June 2002, the Company purchased 200,000 shares of the Series A Preferred Stock for $5,093. On November 28, 2003, the Company redeemed the remaining 2,675,000 outstanding shares of the Series A Preferred Stock at its liquidation preference of $25.00 per share plus accrued and unpaid dividends. In connection with the redemption of the Series A Preferred Stock, the Company recorded a charge of $2,181 to write-off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series A Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statement of operations.

     In June 2002, the Company completed an offering of 2,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock (the "Series B Preferred Stock"), having a par value of $.01 per share, at its liquidation preference of $50.00 per share. The net proceeds of $96,370 were used to reduce outstanding balances under the Company's credit facilities and to retire term loans on several properties. The dividends on the Series B Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears at a rate of $4.375 per share per annum. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series B Preferred Stock cannot be redeemed by the Company prior to June 14, 2007. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $50.00 per share plus accrued and unpaid dividends.

     On August 22, 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") with a par value of $0.01 per share. The Series C Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series C Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series C Preferred Stock cannot be redeemed by the Company prior to August 22, 2008. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends. The net proceeds of $111,227 were used to partially fund certain acquisitions discussed in Note 3 and to reduce outstanding borrowings on the Company's credit facilities.

     On December 13, 2004, the Company issued 7,000,000 depositary shares in a public offering, each representing one-tenth of a share of 7.375% Series D Cumulative Redeemable Preferred Stock (the "Series D Preferred Stock") with a par value of $0.01 per share. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series D Preferred Stock cannot be redeemed by the Company prior to December 13, 2009. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends. The net proceeds of $169,333 were used to reduce outstanding borrowings on the Company's credit facilities.

     Holders of each series of preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

NOTE 9.  MINORITY INTERESTS

     Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 13 of the Company's shopping center properties that is held by third parties.

Minority Interest in Operating Partnership

     The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units") that the Company does not own.

     The assets and liabilities allocated to the Operating Partnership's minority interests are based on their ownership percentage of the Operating Partnership at December 31, 2004 and 2003. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interests at December 31, 2004 and 2003 by the total Operating Partnership Units outstanding at December 31, 2004 and 2003, respectively. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 45.0% and 45.4% at December 31, 2004 and 2003, respectively.

     Income is allocated to the Operating Partnership's minority interests based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interests by the total weighted average number of Operating Partnership Units outstanding during the year.

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

     The total minority interest in the Operating Partnership was $554,629 and $523,779 at December 31, 2004 and 2003, respectively.


Minority Interest in Operating Partnership-Conversion Rights

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

     As of January 31, 2004, holders of 13,159,402 special common units may exchange them for shares of common stock or cash. The special common units receive a minimum distribution of $2.9025 per unit per year. When the distribution on the common units exceeds $2.9025 per unit per year, the special common units will receive a distribution equal to that paid on the common units. The distribution on the common units exceeded $2.9025 per unit during 2004.

     In July 2004, the Company issued 780,470 special common units in connection with the acquisition of Monroeville Mall, which is discussed in Note 3. These special common units receive a minimum distribution of $5.0765 per unit per year for the first three years, and a minimum distribution of $5.8575 per unit per year thereafter.

     The Operating Partnership issued 1,113,026 common units in 2002 in connection with acquisitions discussed in Notes 3 and 5. The 118,695 common units issued in connection with the acquisition of Panama City Mall, which is discussed in Note 3, receive a minimum annual dividend of $3.375 per unit until May 2012. When the distribution on the common units exceeds $3.375 per unit, these common units will receive a distribution equal to that paid on the common units. Additionally, if the annual distribution on the common units should ever be less than $2.22 per unit, the $3.375 per unit dividend will be reduced by the amount the per unit distribution is less than $2.22 per unit.

     During 2004, holders elected to exchange 31,196 special common units and 341,625 common units. The Company elected to exchange $5,949 of cash and 262,818 shares of common stock for these units. The Company purchased 460,083 common units from a former executive of the Company who retired in 1997 for $21,013 during 2003. During 2002, third parties converted 446,652 common units to shares of the Company's common stock.

     Outstanding   rights  to  convert  minority   interests  in  the  Operating
Partnership to common stock were held by the following parties at December 31, 2004 and 2003:

                                                   December 31,
                                         --------------------------------
                                              2004            2003
                                         --------------- ----------------
Common shares outstanding                  31,333,552       30,323,476
Outstanding rights:
  Jacobs                                   11,922,707       11,953,903
  CBL's Predecessor                         8,755,612        8,755,612
  Third parties                             4,952,243        4,513,397
                                         --------------- ----------------
Total Operating Partnership Units          56,964,114       55,546,388
                                         =============== ================

Minority Interest in Shopping Center Properties

     The Company's consolidated financial statements include the assets, liabilities and results of operations of 13 properties that the Company does not wholly own. The minority interests in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total minority interests in shopping center properties was $11,977 and $3,652 at December 31, 2004 and 2003, respectively.

     The assets and liabilities allocated to the minority interests in shopping center properties are based on the third parties' ownership percentages in each shopping center property at December 31, 2004 and 2003. Income is allocated to the minority interests in shopping center properties based on the third parties' weighted average ownership in each shopping center property during the year.

NOTE 10.  MINIMUM RENTS

     The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2004, as follows:


2005                                   $452,324
2006                                    386,423
2007                                    335,734
2008                                    287,209
2009                                    241,567
Thereafter                              769,526


     Future   minimum   rents  do  not  include   percentage   rents  or  tenant
reimbursements that may become due.

NOTE 11.  MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 3.63% to 9.50% at December 31, 2004. Maturities of notes receivable range from 2005 to 2019.

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

                                                                Associated    Community
Year Ended December 31, 2004                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   684,756    $  30,921      $ 17,133     $ 26,354     $  759,164
 Property operating expenses (1)                      (219,096)      (6,536)       (5,358)       13,618      (217,372)
 Interest expense                                     (159,998)      (5,063)       (3,154)      (9,004)      (177,219)
 Other expense                                               -            -             -      (16,373)       (16,373)
 Gain on sales of real estate assets                       847          322        24,945        3,158         29,272
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   306,509    $  19,644      $ 33,566     $ 17,753        377,472
                                                  =======================================================
 Depreciation and amortization expense                                                                       (142,509)
 General and administrative expense                                                                           (35,338)
 Interest income                                                                                                3,355
 Loss on impairment of real estate assets                                                                      (3,080)
 Equity in earnings and minority interest                                                                     (80,243)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  119,657
                                                                                                          ============
 Total assets (2)                                   $4,653,707    $ 273,166      $155,042     $122,585     $5,205,400
 Capital expenditures (2)                           $1,081,529    $  56,109      $ 18,631     $ 20,541     $1,176,810


                                                                Associated    Community
Year Ended December 31, 2003                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                           $  580,117    $  24,961      $ 50,923     $  9,995     $  665,996
 Property operating expenses (1)                      (194,301)      (5,614)      (11,829)       17,360      (194,384)
 Interest expense                                     (139,900)      (5,381)       (6,746)      (1,294)      (153,321)
 Other expense                                               -            -             -      (11,489)       (11,489)
 Gain(loss) on sales of real estate assets               2,214            -        75,559          (8)         77,765
                                                  -------------------------------------------------------------------
 Segment profit and loss                            $  248,130    $  13,966      $107,907     $ 14,564        384,567
                                                  =======================================================
 Depreciation and amortization expense                                                                       (113,307)
 General and administrative expense                                                                           (30,395)
 Interest income                                                                                                2,485
 Loss on extinguishment of debt                                                                                  (167)
 Equity in earnings and minority interest                                                                    (104,349)
                                                                                                          ------------
 Income before discontinued operations                                                                       $138,834
                                                                                                          ============
 Total assets (2)                                   $3,682,158    $ 199,356      $265,467     $117,329     $4,264,310
 Capital expenditures (2)                           $  651,567    $  28,901      $ 32,063     $ 31,274     $  743,805


                                                                Associated    Community
Year Ended December 31, 2002                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                           $  498,834    $  19,511      $ 58,163     $  9,329     $  585,837
 Property operating expenses (1)                      (171,951)      (4,268)      (15,019)      16,471       (174,767)
 Interest expense                                     (123,977)      (3,968)       (9,137)      (5,826)      (142,908)
 Other expense                                               -            -             -      (10,307)       (10,307)
 Gain (loss) on sales of real estate assets               (251)           -           925        2,130          2,804
                                                  -------------------------------------------------------------------
 Segment profit and loss                            $  202,655    $  11,275      $ 34,932     $ 11,797        260,659
                                                  =======================================================
 Depreciation and amortization expense                                                                        (93,847)
 General and administrative expense                                                                           (23,332)
 Interest income                                                                                                1,853
 Loss on extinguishment of debt                                                                                (3,872)
 Equity in earnings and minority interest                                                                     (59,316)
                                                                                                          ------------
 Income before discontinued operations                                                                     $   82,145
                                                                                                          ============
 Total assets (2)                                   $3,067,611    $ 151,606      $418,856     $157,041     $3,795,114
 Capital expenditures (2)                           $  454,727    $  29,164      $ 25,930     $ 49,903     $  559,718

(1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2) The All Other category includes mortgage notes receivable, the Company's office building and the Management Company.

NOTE 13.  OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

                                                             December 31,
                                                     ------------------------------
                                                        2004               2003
                                                     ------------------------------
 ASSETS:
 Net investment in real estate assets                $4,894,780         $3,912,220
 Investment in unconsolidated affiliates                 84,782             96,989
 Other assets                                           224,476            253,985
                                                     ------------------------------
 Total assets                                        $5,204,038         $4,263,194
                                                     ==============================
 LIABILITIES:
 Mortgage and other notes payable                    $3,371,679         $2,738,102
 Other liabilities                                      185,839            138,210
                                                     ------------------------------
 Total liabilities                                    3,557,518          2,876,312
                                                     ==============================
Minority interests                                       11,977              3,652

OWNERS' EQUITY                                        1,634,543          1,383,230
                                                     ------------------------------
 Total liabilities and owners' equity                $5,204,038         $4,263,194
                                                     ==============================

                                                             Year Ended December 31,
                                             ---------------------------------------------------------
                                                    2004               2003               2002
                                             ---------------------------------------------------------
 Total revenues                                  $ 759,164          $ 665,996           $585,837
 Depreciation and amortization                    (142,509)          (113,307)           (93,847)
 Other operating expenses                         (270,772)          (234,785)          (207,210)
                                             ---------------------------------------------------------
 Income from operations                            345,883            317,904            284,780
 Interest income                                     3,355              2,485              1,850
 Interest expense                                 (177,191)          (153,314)          (142,910)
 Loss on extinguishment of debt                         --               (167)            (3,872)
 Gain on sales of real estate assets                29,272             77,765              2,804
 Equity in earnings of unconsolidated
   affiliates                                       10,308              4,941              8,215
 Minority interest in shopping center
   properties                                       (5,365)            (2,758)            (3,280)
                                             ---------------------------------------------------------
 Income before discontinued operations             206,262            246,856            147,587
 Operating income of discontinued operations           609              1,263              2,389
 Gain on discontinued operations                       845              4,042                372
                                             ---------------------------------------------------------
 Net income                                       $207,716           $252,161           $150,348
                                             =========================================================


NOTE 14.  NONCASH INVESTING AND FINANCING ACTIVITIES

     The Company's noncash investing and financing activities were as follows for 2004, 2003 and 2002:

                                                          2004            2003            2002
                                                     ----------------- --------------- ---------------
Cash paid during the year for interest, net of
  amounts capitalized                                   $ 174,496       $ 151,012        $ 141,425
Debt assumed to acquire property interests                304,646         209,834          149,687
Premiums related to debt assumed to acquire property
  interests                                                19,455          26,290               --
Issuance of minority interest to acquire property
  interests                                                46,212              --           60,788
Debt consolidated from application of FIN 46(R)            38,147              --               --
Land purchase obligation related to acquired property      11,950              --               --
Conversion of Operating Partnership units into
  common stock                                              5,630              --            7,163
Short-term notes payable issued to acquire property
  interests                                                    --          11,617               --
Note receivable from sale of real estate assets                --           4,813               --


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

     At December 31, 2003, the Company had one interest rate cap agreement that was already in place on $40,000 of variable-rate debt that was assumed in connection with the acquisition of Sunrise Mall in 2003 (see Note 3). The interest rate cap matured in May 2004. The interest rate cap's fair value was $0 at both the acquisition date and December 31, 2004.

     Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with variable-rate debt. Under an interest rate swap in place, the Company received interest payments at a rate equal to LIBOR and paid interest at a fixed rate of 5.83%. The interest rate swap had a notional amount of $80,000 and expired August 30, 2003. The change in net unrealized gains on cash flow hedges in 2003 and 2002 reflects a reclassification of net unrealized gains from accumulated other comprehensive loss to interest expense in the amounts of $2,397 and $4,387, respectively, related to this interest rate swap agreement.

NOTE 16.  RELATED PARTY TRANSACTIONS

     CBL's Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company's development properties. The Company paid approximately $81,153, $163,617 and $96,185 to the construction company in 2004, 2003, and 2002, respectively, for construction and development activities. The Company had accounts payable to the construction company of $7,774 and $8,082 at December 31, 2004 and 2003, respectively.

     The Management Company provides management, development and leasing services to the Company's unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $5,970, $3,030 and $3,493 in 2004, 2003 and 2002, respectively.

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest. The total amount outstanding at December 31, 2004, was $53,323, of which the Company has guaranteed $26,662. The Company did not receive a fee for this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company had guaranteed 100% of the construction debt incurred to develop Coastal Grand - Myrtle Beach in Myrtle Beach, SC. The Company received a fee of $1,572 for this guaranty when it was issued during 2003. The Company was recognizing one-half of this fee as revenue pro rata over the term of the guaranty until its expiration in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. As discussed in Note 5, Mall of South Carolina L.P. refinanced the construction loan with new mortgage loans in September 2004. As a result, the Company recognized one-half of the unamortized balance of the guaranty fee, or $328, as revenue when the construction loan was retired. The remaining $328 attributable to the Company's ownership interest was recorded as a reduction to the Company's investment in the partnership. The Company recognized total revenue of $568 and $218 related to this guaranty during 2004 and 2003, respectively.

     The Company has guaranteed 100% of the debt of Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest. The total amount outstanding at December 31, 2004 was $39,943.

     The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $11,789 at December 31, 2004.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other notes payable was $3,667,151 and $3,094,285 at December 31, 2004 and 2003, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated rates at which similar loans would be made currently.

NOTE 19.  STOCK INCENTIVE PLAN

     The Company maintains the CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan, as amended, which permits the Company to issue stock options and common stock to selected officers, employees and directors of the Company. The shares available under the plan were increased from 4,000,000 to 5,200,000 during 2002. The Compensation Committee of the Board of Directors (the "Committee") administers the plan.

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

     The Company's stock option activity for 2004, 2003 and 2002 is summarized as follows:

                                           2004                         2003                         2002
                                    --------------------------------------------------------------------------------------
                                                    Weighted                     Weighted                     Weighted
                                                     Average                      Average                      Average
                                                    Exercise                     Exercise                     Exercise
                                        Shares        Price        Shares          Price         Shares         Price
                                    --------------- ----------- --------------- ------------ ---------------- ------------
Outstanding, beginning of year       2,184,108        $25.67         2,533,417     $25.51         2,351,967      $23.39
Granted                                      -             -                 -          -           429,750       36.56
Exercised                             (662,187)        23.06          (323,259)     24.00          (209,600)      23.90
Canceled                                (5,150)        31.51           (26,050)     30.92           (38,700)      28.28
                                    ---------------             --------------               ---------------
Outstanding, end of year             1,516,771         26.78         2,184,108      25.67         2,533,417       25.51
                                    ===============             ==============               ===============
Options exercisable at end of year   1,075,121         24.69         1,461,658      23.20         1,425,817       22.26
                                    ===============             ==============               ===============
Weighted average fair value of
 options granted during the year     $       -                      $      -                      $    3.50
                                    ===============             ==============               ===============

     The following is a summary of the stock options outstanding at December 31, 2004:

                                            Weighted          Weighted                          Weighted
                                            Average           Average                           Average
                                           Remaining       Exercise Price                    Exercise Price
                            Options       Contractual        of Options        Options         of Options
 Exercise Price Range     Outstanding    Life in Years      Outstanding      Exercisable      Exercisable
------------------------ -------------- ----------------- ----------------- --------------- -----------------
  $19.5625 - $21.6250         52,500          0.4             $19.64             52,500          $19.64
  $23.6250 - $25.6250        874,769          3.3              23.17            808,819           23.13
  $27.6750 - $39.8000        589,502          6.9              32.78            213,802           31.82
                         -------------- ----------------- ----------------- --------------- -----------------
        Totals             1,516,771          4.6             $26.78          1,075,121          $24.69
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

     The Company granted awards for 46,800 and 43,225 shares of the Company's common stock to employees in May 2004 and May 2003, respectively. The terms of the awards allow for a recipient to vest and receive shares of common stock in equal installments on each of the first five anniversaries of the date of grant.

Under the terms of the awards, the Company pays the recipient additional compensation, in an amount equal to the dividends paid on the Company's common stock, on the unvested portion of the award as if the recipient owned the unvested shares.

     The Company recorded deferred compensation of $2,206 and $1,870 when the awards were granted in May 2004 and 2003, respectively, based on the market value of the Company's common stock on the grant dates, which was $47.14 and $43.06 per share, respectively. The deferred compensation is being amortized on a straight-line basis as compensation expense over the five-year vesting period. The Company recognized $664 and $248 of compensation expense in 2004 and 2003, respectively, related to the amortization of deferred compensation. The Company also recorded a reduction to deferred compensation of $68 and $15 for grants that were canceled during 2004 and 2003, respectively.

     During 2004, the Company issued an additional 31,657 shares of common stock to employees and nonemployee directors with a weighted-average grant date fair value of $61.12. The shares vested immediately.

     During 2003, the Company issued an additional 43,606 shares of common stock to employees and nonemployee directors with a weighted-average grant date fair value of $43.01. The shares vested immediately.

     During 2002, the Company issued 73,228 shares of common stock to employees with a weighted average grant-date fair value of $35.21 per share. There were 41,516 shares that vested immediately. The remaining 31,712 shares vest at various dates from 2003 to 2007.

NOTE 20.  EMPLOYEE BENEFIT PLANS

401(k) Plan

     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least one year of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution that does not exceed 2.5% of such participant's compensation for the plan year.
Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $657, $518 and $439 in 2004, 2003 and 2002, respectively.

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

     For certain officers, the deferred compensation arrangements provide that when the salary increase or bonus compensation is earned and deferred, shares of the Company's common stock issuable under the Amended and Restated Stock Incentive Plan are deemed set aside for the amount deferred. The number of shares deemed set aside is determined by dividing the amount of compensation deferred by the fair value of the Company's common stock on the deferral date, as defined in the arrangements. The shares set aside are deemed to receive dividends equivalent to those paid on the Company's common stock, which are then deemed to be reinvested in the Company's common stock in accordance with the Company's dividend reinvestment plan. When an arrangement terminates, the

Company will issue shares of the Company's common stock to the officer equivalent to the number of shares deemed to have accumulated under the officer's arrangement. At December 31, 2004 and 2003, respectively, there were 107,098 and 93,796 shares that were deemed set aside in accordance with these arrangements.

     For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 7.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2004 and 2003, respectively, the Company had notes payable, including accrued interest, of $52 and $296 related to these arrangements.

NOTE 21.  DIVIDENDS

     On November 4, 2004, the Company declared a cash dividend of $0.8125 per share of common stock for the quarter ended December 31, 2004. The dividend was paid on January 14, 2005, to shareholders of record as of December 31, 2004. The total dividend of $25,459 is included in accounts payable and accrued liabilities at December 31, 2004.

     On November 4, 2004, the Operating Partnership declared a distribution of $21,185 to the Operating Partnership's limited partners. The distribution was paid on January 14, 2005. This distribution represented a distribution of $0.8125 per unit for each common unit and $0.8125 to $1.296 per unit for the special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2004.

     On October 29, 2003, the Company declared a cash dividend of $0.725 per share of common stock for the quarter ended December 31, 2003. The dividend was paid on January 16, 2004, to shareholders of record as of December 31, 2003. The total dividend of $21,985 is included in accounts payable and accrued liabilities at December 31, 2003.

     On October 29, 2003, the Operating Partnership declared a distribution of $18,309 to the Operating Partnership's limited partners. The distribution was paid on January 16, 2004. This distribution represented a distribution of $0.725 per unit for each common unit and $0.726 to $0.844 per unit for the special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2003.

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                                 Year Ended December 31,
                                   ----------------------------------------------------
                                        2004              2003              2002
                                   ---------------  -----------------  ----------------
Dividends declared:
     Common stock                       $ 2.9875           $    2.69         $    2.32
     Series A preferred stock           $     --           $    2.05         $    2.25
     Series B preferred stock           $4.37505           $  4.3752         $  2.3942
     Series C preferred stock           $19.3750           $ 6.99653(1)      $      --
     Series D preferred stock           $     --           $      --         $      --

Allocations: (2)
     Ordinary income                       87.41%             98.83%            95.63%
     Capital gains 15% rate                11.27%              0.00%             0.00%
     Capital gains 20% rate                 0.00%              0.00%             0.13%
     Capital gains 25% rate                 1.32%              1.17%(3)          4.24%
     Return of capital                      0.00%              0.00%             0.00%
                                   ---------------  -----------------  ----------------
Total                                     100.00%            100.00%           100.00%
                                   ===============  =================  ================

(1) Represents a dividend of $1.9375 and $0.699653 per depositary share in 2004 and 2003, respectively.
(2) The allocations for income tax purposes are the same for the common stock and each series of preferred stock for each period presented.
(3)  All of the 2003 capital gains represent pre-May 6, 2003 capital gains.

NOTE 22.  QUARTERLY INFORMATION (UNAUDITED)

     The following quarterly information differs from previously reported results since the results of operations of long-lived assets disposed of subsequent to each quarter end in 2004 have been reclassified to discontinued operations for all periods presented. Additionally, total revenues differs from previously reported amounts due to a reclassification made to conform to the fourth quarter and year-end presentations.

                                              First         Second         Third         Fourth
2004                                         Quarter        Quarter       Quarter       Quarter      Total (1)
                                            -----------   -----------   -----------   ------------  ------------
Total revenues                              $  172,682      $ 175,962     $ 194,115    $  216,405    $  759,164
Income from operations                          77,632         79,313        83,658       103,889       344,492
Income before discontinued operations           34,496         25,198        23,782        36,181       119,657
Discontinued operations                            110            926           397            21         1,454
Net income available to common
  shareholders                                  30,189         21,708        19,764        31,141       102,802
Basic per share data:
    Income before discontinued
      operations, net of preferred
      dividends                             $     0.99      $    0.68     $    0.63    $     1.00    $     3.29
    Net income available to common
      shareholders                          $     1.00      $    0.71     $    0.64    $     1.00    $     3.34
Diluted per share data:
    Income before discontinued
      operations, net of preferred
      dividends                             $     0.96      $    0.65     $    0.61    $     0.96    $     3.17
    Net income available to common
         shareholders                       $     0.96      $    0.68     $    0.62    $     0.96    $     3.21

                                              First         Second         Third         Fourth
2003                                         Quarter        Quarter       Quarter       Quarter      Total (1)
                                            -----------   -----------   -----------   ------------  ------------
Total revenues                              $  163,313     $  162,168    $  162,742    $  177,773    $  665,996
Income from operations                          77,848         77,553        77,542        83,478       316,421
Income before discontinued operations           23,168         24,489        24,071        67,104       138,834
Discontinued operations                          3,304            218           838           945         5,305
Net income available to common
  shareholders                                  22,776         21,022        20,225        60,483       124,506
Basic per share data:
    Income before discontinued
      operations, net of preferred
      dividends                             $     0.66     $     0.70    $     0.65    $     1.98    $     3.98
    Net income available to common
      shareholders                          $     0.76     $     0.70    $     0.67    $     2.01    $     4.16
Diluted per share data:
    Income before discontinued
      operations, net of preferred
      dividends                             $     0.63     $     0.67    $     0.62    $     1.89    $     3.82
    Net income available to common
      shareholders                          $     0.74     $     0.68    $     0.65    $     1.92    $     3.99

(1) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

                        CBL & Associates Properties, Inc.
          Schedule II Valuation and Qualifying Accounts (in thousands)

                                                                 Year Ended December 31,
                                                  -----------------------------------------------------
                                                        2004              2003              2002
                                                  -----------------------------------------------------
Allowance for doubtful accounts:
  Balance, beginning of year                           $  3,237          $   2,861       $   2,865
  Provision for credit losses                             2,754              2,083           1,846
  Bad debts charged against allowance                    (2,754)            (1,707)         (1,850)
                                                  -----------------------------------------------------
  Balance, end of year                                 $  3,237          $   3,237       $   2,861
                                                  =====================================================




                                                                    SCHEDULE III
                        CBL & ASSOCIATES PROPERTIES, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2004
                                 (In thousands)



                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------
MALLS:
Arbor Place          $78,097    $7,637  $95,330           $22,111    $       -   7,637 $117,441  $125,078   $23,064      1998-1999
  Douglasville, GA
Asheville Mall        68,691     7,139   58,747            27,401         (805)  6,334   86,148    92,482    13,736           1998
  Asheville, NC
Bonita Lakes Mall     26,507     4,924   31,933             5,617         (985)  4,924   36,565    41,489     8,559           1997
  Meridian, MS
Brookfield Square     69,824     8,646   78,703             2,385             -  8,646   81,088    89,734     8,208           2001
  Brookfield, WI
Burnsville Center     69,650    12,804   69,167            23,565             - 12,804   92,732   105,536    16,043           1998
  Burnsville,  MN
Cary Towne Center     87,250    23,688   74,432             9,455             - 23,688   83,887   107,575     8,453           2001
  Cary, NC
Chapel Hill Mall      64,000     6,578   68,043                 -             -  6,578   68,043    74,621     1,157           2004
  Akron, OH
Cherryvale Mall       44,407    11,892   63,973            22,431       (1,667) 11,608   85,021    96,629     6,995           2001
  Rockford, IL
Citadel Mall          30,851    11,443   44,008             2,862             - 11,896   46,417    58,313     4,827           2001
  Charleston, SC
Cross Creek Mall      72,283    18,717  101,983             4,181             - 19,155  105,726   124,881     4,460           2003
  Fayetteville, NC
College Square        11,377     2,954   17,787            10,299          (27)  2,927   28,086    31,013     9,548      1987-1988
  Morristown, TN
Columbia Place        33,178     9,645   52,348             1,750         (423)  9,222   54,098    63,320     4,982           2002
  Columbia, SC
CoolSprings Galleria  58,625    13,527   86,755            28,066             - 13,527  114,821   128,348    36,876      1989-1991
  Nashville, TN



                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------
East Towne Mall       27,071     4,496   63,867            30,763             -  4,496   94,630    99,126     7,137           2002
  Madison, WI
Eastgate Mall         57,250    13,046   44,949            21,137             - 13,046   66,086    79,132     5,643           2001
  Cincinnati, OH
Fashion Square        59,795    15,218   64,971             7,047             - 15,218   72,018    87,236     7,439           2001
  Saginaw, MI
Fayette Mall          94,291    20,707   84,267             2,281             - 20,707   86,548   107,255     8,768           2001
  Lexington, KY
Frontier Mall (E)          -     2,681   15,858             9,578             -  2,681   25,436    28,117    10,350      1984-1985
  Cheyenne, WY
Foothills Mall             -     4,536   14,901             8,368             -  4,536   23,269    27,805     8,029           1996
  Maryville, TN
Georgia Square  (E)        -     2,982   31,071            12,042          (23)  2,959   43,113    46,072    18,116           1982
  Athens, GA
Greenbrier Mall       92,650     3,181  107,355                 -             -  3,181  107,355   110,536     2,228           2004
  Chesapeake, VA
Hamilton  Place       63,611     2,880   42,211            17,828         (441)  2,439   60,039    62,478    21,350      1986-1987
  Chattanooga, TN
Hanes Mall           108,854    17,176  133,376            23,861         (948) 17,047  156,418   173,465    15,204           2001
  Winston-Salem, NC
Harford Mall (E)           -     8,699   45,704               361             -  8,699   46,065    54,764     1,904           2003
  Bel Air, MD
Hickory Hollow Mall   87,885    13,813  111,431            16,827             - 13,813  128,258   142,071    20,152           1998
  Nashville,  TN
Honey Creek Mall      35,465     2,956   83,358                 -             -  2,956   83,358    86,314     1,747           2004
  Terre Haute, IN
J.C. Penney Store(E)       -         -    2,650                 -             -      -    2,650     2,650     1,347           1983
  Maryville, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

Janesville Mall       13,566     8,074   26,009             2,453             -  8,074   28,462    36,536     5,288           1998
  Janesville,  WI
Jefferson Mall        43,504    13,125   40,234            11,242             - 13,125   51,476    64,601     4,735           2001
  Louisville, KY
The Lakes Mall (E)         -     3,328   42,366             9,287             -  3,328   51,653    54,981     7,092      2000-2001
  Muskegon, MI
Lakeshore Mall (E)         -     1,443   28,819             3,824         (169)  1,274   32,643    33,917     9,892      1991-1992
  Sebring, FL
Madison Square (E)         -    17,596   39,186             3,630             - 17,596   42,816    60,412     4,244           1984
  Huntsville, AL
Mall del Norte       113,400    22,720  141,109                 -             - 22,720  141,109   163,829       371           2004
  Laredo, TX
Meridian Mall         93,334       529  103,678            54,765             -  2,232  156,740   158,972    23,083           1998
  Lansing,  MI
Midland Mall          30,000    10,321   29,429             5,382             - 10,321   34,811    45,132     3,572           2001
  Midland, MI
Monroeville Mall     135,814    21,217  177,214                 -             - 21,217  177,214   198,431     2,119           2004
  Pittsburgh, PA
Northpark Mall        42,077     9,977   65,481                 -             -  9,977   65,481    75,458       199           2004
  Joplin, MO
Northwoods Mall       62,286    14,867   49,647            13,070         (777) 14,090   62,717    76,807     5,301           2001
  Charleston, SC
Oak Hollow Mall       44,573     4,344   52,904             2,763             -  4,344   55,667    60,011    15,777      1994-1995
  High Point, NC
Old Hickory Mall      34,497    15,527   29,413             2,710             - 15,527   32,123    47,650     3,200           2001
  Jackson, TN
Panama City Mall      39,737     9,017   37,454             8,363             - 12,168   42,666    54,834     2,755           2002
  Panama City, FL


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

Parkdale Mall         55,524    20,723   47,390            24,520         (307) 20,416   71,910    92,326     6,061           2001
  Beaumont, TX
Park Plaza Mall       48,341     6,297   81,638                 -             -  6,297   81,638    87,935     1,081           2004
  Little Rock, AR
Pemberton Square(E)        -     1,191   14,305               904         (947)    244   15,209    15,453     6,578           1986
  Vicksburg, MS
Post Oak Mall (E)          -     3,936   48,948           (5,278)         (327)  3,609   43,670    47,279    12,910      1984-1985
 College Station,TX
Randolph Mall         15,044     4,547   13,927             6,947             -  4,547   20,874    25,421     1,780           2001
  Asheboro, NC
Regency Mall          34,114     3,384   36,839            10,797             -  4,188   46,832    51,020     4,398           2001
  Racine, WI
Richland Mall (E)          -     9,874   35,238             1,988             -  9,887   37,213    47,100     2,622           2002
  Waco, TX
Rivergate Mall        71,028    17,896   86,767            17,121             - 17,896  103,888   121,784    17,641           1998
  Nashville, TN
River Ridge Mall      23,522     4,824   59,052               333             -  4,825   59,384    64,209     2,800           2003
 Lynchburg, VA
Southpark Mall        41,416     9,501   73,262               284             -  9,503   73,544    83,047     2,575           2003
Colonial Heights,VA
Stroud Mall           31,547    14,711   23,936             8,275             - 14,711   32,211    46,922     4,962           1998
  Stroudsburg,  PA
St. Clair Square      67,300    11,027   75,620            21,234             - 11,027   96,854   107,881    17,603           1996
Fairview Heights,IL
Sunrise Mall (E)           -    11,156   59,047                49             - 11,156   59,096    70,252     3,781           2003
  Brownsville, TX
Towne Mall (E)             -     3,101   17,033               626             -  3,101   17,659    20,760     1,924           2001
  Franklin, OH


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

Turtle Creek Mall     30,393     2,345   26,418             6,118             -  3,535   31,346    34,881    10,839      1993-1995
  Hattiesburg, MS
Twin Peaks  (E)            -     1,874   22,022            16,764          (46)  1,828   38,786    40,614    16,096           1984
  Longmont, CO
Valley View Mall      51,870    15,985   77,771             1,028             - 15,987   78,797    94,784     4,630           2003
 Roanoke, VA
Volusia Mall          58,327     2,526  120,242                 -             -  2,526  120,242   122,768     2,515           2004
 Daytona, FL
Walnut Square (E)        387        50   15,138             5,450             -     50   20,588    20,638    10,161      1984-1985
  Dalton, GA
Wausau Center         13,285     5,231   24,705             7,822       (5,231)      -   32,527    32,527     3,217           2001
  Wausau, WI
West Towne Mall       41,853     9,545   83,084            26,004             -  9,545  109,088   118,633     9,051           2002
  Madison, WI
Westgate Mall         54,042     2,149   23,257            41,412         (432)  1,742   64,644    66,386    15,842           1995
  Spartanburg, SC
Westmoreland Mall     81,896     4,621   84,215             9,448             -  4,621   93,663    98,284     4,781           2002
  Greensburg, PA
York Galleria         50,445     5,757   63,316             3,070             -  5,757   66,386    72,143     9,487           1995
  York, PA

ASSOCIATED CENTERS:
Annex at Monroeville       -       716   29,496                 -             -    716   29,496    30,212       384           2004
  Monroeville, PA
Bonita Lakes Crossing  8,306       794    4,786             8,025             -    794   12,811    13,605     2,008           1997
  Meridian, MS
Chapel Hill Suburban   2,500       925    2,520                 -             -    925    2,520     3,445        72           2004
  Akron, OH


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

CoolSprings Crossing
(E)                        -     2,803   14,985             3,365             -  3,554   17,599    21,153     5,592      1991-1993
  Nashville, TN
Courtyard at Hickory
    Hollow             4,091     3,314    2,771               426             -  3,314    3,197     6,511       483           1998
  Nashville,  TN
Eastgate Crossing     10,194       707    2,424               854             -    707    3,278     3,985       262           2001
  Cincinnati, OH
Foothills Plaza(E)         -       132    2,132               562             -    148    2,678     2,826     1,316      1984-1988
  Maryville, TN
Foothills Plaza
Expansion                  -       137    1,960               240             -    141    2,196     2,337       858      1984-1988
  Maryville, TN
Frontier Square (E)        -       346      684               231          (86)    260      915     1,175       367           1985
  Cheyenne, WY
General Cinema (E)         -       100    1,082               177             -    100    1,259     1,359       749           1984
  Athens, GA
Gunbarrel Pointe(E)        -     4,170   10,874               262             -  4,170   11,136    15,306     1,232           2000
  Chattanooga, TN
Hamilton Corner        2,275       960    3,670               861         (226)    734    4,531     5,265     1,446      1986-1987
  Chattanooga, TN
Hamilton Crossing          -     4,014    5,906               256       (1,370)  2,644    6,162     8,806     2,325           1987
  Chattanooga, TN
Hamilton Place
Outparcel                  -       322      408                53             -    322      461       783        70           1998
  Chattanooga, TN
Harford Annex              -     2,854    9,718                 3             -  2,854    9,721    12,575       243           2003
  Bel Air, MD
The Landing at Arbor
   Place               8,816     4,993   14,330               491             -  4,993   14,821    19,814     2,711      1998-1999
  Douglasville, GA



                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

Madison Plaza(E)           -       473    2,888             1,010             -    473    3,898     4,371     1,523           1984
  Huntsville, AL
Parkdale Crossing      8,767     2,994    7,408             1,886         (355)  2,639    9,294    11,933       460           2002
  Beaumont, TX
The Shoppes At
    Hamilton Place         -     4,894   11,700                23             -  4,894   11,723    16,617       488           2003
  Chattanooga, TN
Sunrise Commons(E)         -       911    7,525             (218)             -    911    7,307     8,218       304           2003
 Brownsville, TX
The Shoppes at
   Panama City             -     1,010    8,431                 -             -  1,010    8,431     9,441       143           2004
 Panama City, FL
The Terrace                -     4,166    9,929                10             -  4,166    9,939    14,105     1,960           1997
  Chattanooga, TN
The District at
   Monroeville Mall        -       932        -                 -             -    932        -       932         -           2004
  Monroeville, PA
Village at Rivergate   3,355     2,641    2,808             2,589             -  2,641    5,397     8,038       577           1998
  Nashville,  TN
West Towne Crossing        -     1,151    2,955                 -             -  1,151    2,955     4,106       252           1998
  Madison, WI
Westgate Crossing      9,570     1,082    3,422             6,350             -  1,082    9,772    10,854     2,847           1997
  Spartanburg, SC
Westmoreland South         -     2,898   21,167               345             -  2,898   21,512    24,410     1,067           2002
  Greensburg, PA

COMMUNITY
CENTERS:
CBL Center            14,572       140   24,675               190             -    140   24,865    25,005     3,768           2001
  Chattanooga, TN


                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

Cedar Springs              -       206    1,845           (1,025)             -    168      858     1,026         2           1988
  Crossing
  Cedar Springs, MI
Fashion Square             -     4,169       69                 -             -  4,169       69     4,238         1           2004
  Orange Park, FL
Massard Crossing       5,852     2,879    5,176                 -             -  2,879    5,176     8,055       442           2004
  Ft. Smith, AR
North Creek Plaza          -        97    1,201             (747)             -     68      483       551         1           1983
  Greenwood, SC
Oaks Crossing              -       571    2,885           (1,379)             -    841    1,236     2,077         7           1988
  Otsego, MI
Pemberton Plaza        1,999     1,284    1,379                 -             -  1,284    1,379     2,663       114           2004
  Vicksburg, MS
Sattler Square             -       792    4,155             (304)          (87)    747    3,809     4,556       106      1988-1989
  Big Rapids, MI
Village at Wexford         -       555    3,009           (1,969)             -    380    1,215     1,595         2      1989-1990
  Cadillac, MI
Village Square             -       142    3,591           (1,861)             -    130    1,742     1,872        40      1989-1990
  Houghton Lake, MI
Willowbrook Plaza     29,943    15,079   27,376                 -             - 15,079   27,376    42,455     2,351           2004
  Houston, TX


OTHER:
Other - Land           8,550    11,092    1,871                 -          (84) 11,009    1,870    12,879       831
Other  (F)           475,940         -      432                 -             -      -      432       432       775
                  ----------         ----------                       ---------      ----------            --------
        Total     $3,359,466         $4,028,934                       $(15,763)      $4,670,462            $575,464
                  ----------  -----------------          --------    --------------------------  ------------------
                              $663,746                   $653,327             $659,782           $5,330,244
                              --------                   --------             --------           ----------



                                                                                    Gross Amounts at Which
                                                                                   Carried at Close of Period
                                    Initial Cost(A)                                --------------------------
                                 --------------------
                                                                                                                (D)
                                          Buildings      Costs                          Buildings             Accumu-   Date of
                        (B)                 and       Capitalized     Sales of            and                lated     Const-
                      Encumbr-            Improv-    Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land      ments      Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ----------  --------------- ---------- ------- --------- --------   --------  ------------

DEVELOPMENTS IN
PROGRESS                   -         -        -                 -             -  27,279   51,114   78,393          -
                  ----------------------------------------------------------------------------------------------------------------

ASSETS HELD FOR
SALE                  12,213    19,708   20,510            21,389             -  16,608   44,999   61,607          -
                  ----------------------------------------------------------------------------------------------------------------
Grand Totals      $3,371,679         $4,049,444                     $   (15,763)      $4,675,462            $575,464
                  ==========         ==========                     ===========       ==========            ========
                               $683,454                  $674,716              $676,389        $5,470,244
                               ========                  ========              ========        ==========

(A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(B) Encumbrances represent the mortgage notes payable balance at December 31, 2004, including unamortized premiums.
(C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $4.38 billion.
(D) Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.
(E)  Property is pledged as collateral on the secured lines of credit.
(F)  Includes non-property mortgages and credit facilities.

                        CBL & ASSOCIATES PROPERTIES, INC.

                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2004, 2003, and 2002 are set forth below (in thousands):


                                                                           Year Ended December 31,
                                                   -------------------------------------------------------------------------
                                                                      2004                     2003                    2002
                                                   -------------------------------------------------------------------------
REAL ESTATE ASSETS:
        Balance at beginning of period                          $4,379,834               $4,046,325              $3,548,562
        Additions during the period:
             Additions and improvements                            222,233                  227,025                 351,357
             Acquisitions of real estate assets                    954,528                  506,865                 253,126
             Consolidation of real estate assets as
              a result of FIN 46(R)                                 52,860                       --                      --
        Deductions during the period:
             Cost of sales and retirements                        (121,598)                (389,693)               (106,484)
             Accumulated depreciation on assets
              held for sale (A)                                     (5,093)                  (8,632)                     --
             Accumulated depreciation on
              impaired assets (B)                                   (5,840)                      --                      --
             Loss on impairment of real estate
              assets (C)                                            (2,966)                      --                      --
             Abandoned projects                                     (3,714)                  (2,056)                   (236)
                                                   -------------------------------------------------------------------------
         Balance at end of period                               $5,470,244               $4,379,834              $4,046,325
                                                   =========================================================================

ACCUMULATED DEPRECIATION:
        Balance at beginning of period                            $467,614                 $434,840                $346,940
        Depreciation expense                                       134,146                  111,473                  93,316
        Acquisition of additional interests in
         real estate assets                                             --                       --                   7,721
        Consolidation of real estate assets as a
          result of FIN 46(R)                                        1,988                       --                      --
        Accumulated depreciation on assets held
          for sale (A)                                              (5,093)                  (8,632)                     --
        Accumulated depreciation on impaired
          assets (B)                                                (5,840)                      --                      --
        Real estate assets sold or retired                         (17,351)                 (70,067)                (13,137)
                                                   -------------------------------------------------------------------------
        Balance at end of period                                  $575,464                 $467,614                $434,840
                                                   =========================================================================

(A) Reflects the reclassification of accumulated depreciation against the cost of the assets to reflect assets held for sale at net carrying value.
(B) Reflects the write-off of accumulated depreciation against the cost of the assets to establish a new cost basis for assets that were determined to be impaired.
(C) Represents loss on impairment recorded to reduce the carrying values of impaired assets to their estimated fair values.

                                                                   SCHEDULE IV

                        CBL & ASSOCIATES PROPERTIES, INC.
                    MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
                              AT DECEMBER 31, 2004
                                 (In thousands)

                                                                                                       Principal
                                                                                                       Amount Of
                                                                                                        Mortgage
                                                                                                       Subject To
                                   Final     Monthly     Balloon                            Carrying   Delinquent
      Name Of        Interest     Maturity   Payment    Payment At             Face Amount  Amount Of  Principal
  Center/Location       Rate        Date    Amount(1)    Maturity  Prior Liens Of Mortgage  Mortgage  Or Interest
  ---------------    ---------    --------  ----------  ---------  ----------- ----------- ---------- -----------
FIRST MORTGAGES:
  Coastal                  7.75%   Oct-14       $  58(3)$  9,000          None   $ 9,000    $ 9,000        $    -
Grand-Myrtle
   Beach
     Myrtle Beach,
SC
  Gaston Square            7.50%   Jun-19                                 None
     Gastonia, NC                                  16          -                   1,870      1,630             -
  Newnan land parcel       4.28%   Mar-06          21      2,079          None     2,079      2,079
     Newnan, GA                                                                                                 -
  Park Place               3.63%   Apr-07                  2,602          None
     Chattanooga, TN                               19                              3,118      2,891             -
  Rockingham Park          6.75%   Apr-05          56(3)  10,225          None    10,225     10,225
     Rockingham, NH                                                                                             -
                                  Aug-06-
OTHER                7.50%-9.50%   Jun-19          42        204                 $ 9,312      1,979             -
                                            ----------  ---------              ----------- ---------- -----------
                                               $  212    $ 24,110                $35,604    $27,804        $    -
                                            ==========  =========              =========== ========== ===========

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.
(2) The aggregate carrying value for federal income tax purposes was $27,804 at December 31, 2004.
(3)  Payment represents interest only.


     The changes in mortgage notes receivable for the years ending December 31, 2004, 2003, and 2002 were as follows (in thousands):

                                                       Year Ended December 31,
                                       -------------------------------------------------------
                                              2004              2003              2002
                                       -------------------------------------------------------
 Beginning balance                           $36,169           $23,074           $10,634
   Additions                                   9,225            14,934            14,578
   Payments                                  (17,590)           (1,839)           (2,138)
                                       ----------------- -------------------- ----------------
 Ending balance                         $     27,804           $36,169           $23,074
                                       ================= ==================== ================