Form 10-Q
period 2005-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2005-05-10
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                           COMMISSION FILE NO. 1-12494


                        CBL & ASSOCIATES PROPERTIES, INC.
             (Exact Name of registrant as specified in its charter)

                    DELAWARE                                  62-1545718
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                            or organization) Number)

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

                        YES      |X|            NO       |_|

As of May 2, 2005, there were 31,407,690 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.

  PART I - FINANCIAL INFORMATION

  ITEM 1:   Financial Statements..................................................................................3
            Consolidated Balance Sheets...........................................................................4
            Consolidated Statements of Operations.................................................................5
            Consolidated Statements of Cash Flows.................................................................6
            Notes to Unaudited Consolidated Financial Statements..................................................7

  ITEM 2:   Management's Discussion and Analysis of Financial Condition and Results of Operations................14

  ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk...........................................25

  ITEM 4:   Controls and Procedures..............................................................................25


     PART II - OTHER INFORMATION.................................................................................26

  ITEM 1:   Legal Proceedings....................................................................................26

  ITEM 2:   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.....................26

  ITEM 3:   Defaults Upon Senior Securities......................................................................26

  ITEM 4:   Submission of Matters to a Vote of Security Holders..................................................26

  ITEM 5:   Other Information....................................................................................26

  ITEM 6:   Exhibits.............................................................................................26


     SIGNATURE...................................................................................................27

                        CBL & Associates Properties, Inc.



ITEM 1:   Financial Statements

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2005, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These  financial  statements  should  be read  in  conjunction  with  CBL &
Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

                        CBL & Associates Properties, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                  March 31,             December 31,
                                                                                    2005                    2004
                                                                               ---------------        ---------------
ASSETS
Real estate assets:
  Land..............................................................           $      659,719          $     659,782
  Buildings and improvements........................................                4,689,107              4,670,462
                                                                               ---------------        ---------------
                                                                                    5,348,826              5,330,244
    Less accumulated depreciation...................................                 (612,957)              (575,464)
                                                                               ---------------        ---------------
                                                                                    4,735,869              4,754,780
  Real estate assets held for sale, net.............................                        -                 61,607
  Developments in progress..........................................                   99,976                 78,393
                                                                               ---------------        ---------------
    Net investment in real estate assets............................                4,835,845              4,894,780
Cash and cash equivalents...........................................                   58,935                 25,766
Receivables:
  Tenant, net of allowance for doubtful accounts of $3,237 in
     2005 and 2004..................................................                   34,183                 38,409
  Other.............................................................                   12,214                 13,706
Mortgage and other notes receivable.................................                   29,889                 27,804
Investments in unconsolidated affiliates............................                   94,704                 84,782
Other assets........................................................                  113,010                119,253
                                                                               ---------------        ---------------
                                                                               $    5,178,780         $    5,204,500
                                                                               ===============        ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................           $    3,369,302         $    3,359,466
Mortgage notes payable on real estate assets held for sale..........                       --                 12,213
Accounts payable and accrued liabilities............................                  186,365                212,064
                                                                               ---------------        ---------------
  Total liabilities.................................................                3,555,667              3,583,743
                                                                               ---------------        ---------------
Commitments and contingencies (Notes 2, 3, and 7) ..................
Minority interests..................................................                  567,110                566,606
                                                                               ---------------        ---------------
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
         2,000,000 shares outstanding in 2005 and 2004..............                       20                     20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2005 and 2004................                        5                      5
  7.375% Series D Cumulative Redeemable Preferred Stock,
         700,000 shares outstanding in 2005 and 2004................                        7                      7
  Common stock, $.01 par value, 95,000,000 shares authorized,
         31,404,816 and 31,333,552 shares issued and outstanding
         in 2005 and 2004, respectively.............................                      314                    313
  Additional paid - in capital......................................                1,027,589              1,025,792
  Deferred compensation.............................................                   (2,883)                (3,081)
  Retained earnings.................................................                   30,951                 31,095
                                                                               ---------------        ---------------
    Total shareholders' equity......................................                1,056,003              1,054,151
                                                                               ---------------        ---------------
                                                                              $     5,178,780         $    5,204,500
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

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                              ---------------------------------
                                                                                   2005               2004
                                                                              --------------      -------------
REVENUES:
Minimum rents...........................................................        $   130,431        $   108,450
Percentage rents........................................................              8,099              6,685
Other rents.............................................................              3,125              2,786
Tenant reimbursements...................................................             60,786             47,996
Management, development and leasing fees................................              3,045              1,795
Other...................................................................              5,419              4,447
                                                                              --------------      -------------
  Total revenues........................................................            210,905            172,159
                                                                              --------------      -------------
EXPENSES:
Property operating......................................................             31,665             27,645
Depreciation and amortization...........................................             41,286             32,556
Real estate taxes.......................................................             15,451             13,081
Maintenance and repairs.................................................             12,345             10,194
General and administrative..............................................              9,186              8,233
Loss on impairment of real estate assets................................                262                 --
Other...................................................................              3,430              3,032
                                                                              --------------      -------------
  Total expenses........................................................            113,625             94,741
                                                                              --------------      -------------
Income from operations..................................................             97,280             77,418
Interest income.........................................................              1,683                880
Interest expense........................................................            (48,921)           (40,434)
Loss on extinguishment of debt..........................................               (884)                --
Gain on sales of real estate assets.....................................              2,714             19,825
Equity in earnings of unconsolidated affiliates.........................              3,091              2,864
Minority interest in earnings:
  Operating partnership.................................................            (20,826)           (25,034)
  Shopping center properties............................................             (1,397)            (1,238)
                                                                              --------------      -------------
Income before discontinued operations...................................             32,740             34,281
Operating income of discontinued operations.............................                305                329
Loss on discontinued operations.........................................                (32)                (5)
                                                                              --------------      -------------
Net income..............................................................             33,013             34,605
Preferred dividends.....................................................             (7,642)            (4,416)
                                                                              --------------      -------------
Net income available to common shareholders.............................        $    25,371        $    30,189
                                                                              ==============      =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends...        $     0.80         $     0.98
    Discontinued operations.............................................              0.01               0.02
                                                                              --------------      -------------
    Net income available to common shareholders.........................        $     0.81         $     1.00
                                                                              ==============      =============
    Weighted average common shares outstanding..........................            31,224             30,324
Diluted per share data:
    Income before discontinued operations, net of preferred dividends...        $     0.77          $    0.95
    Discontinued operations.............................................              0.01               0.01
                                                                              --------------      -------------
    Net income available to common shareholders.........................        $     0.78          $    0.96
                                                                              ==============      =============
Weighted average common and potential dilutive common shares
     outstanding........................................................            32,397             31,567

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                  March 31,
                                                                                         -------------------------------
                                                                                             2005               2004
                                                                                         -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................            $    33,013       $    34,605
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 28,261            22,874
  Amortization ...............................................................                 15,046            11,625
  Amortization of debt premiums...............................................                 (1,678)             (932)
  Gain on sales of real estate assets.........................................                 (2,714)          (19,825)
  Loss on discontinued operations.............................................                     32                 5
  Write-off of development projects...........................................                    121               441
  Stock-based compensation expense............................................                  1,131             1,211
  Loss on extinguishment of debt..............................................                    884                --
  Minority interest in earnings...............................................                 22,223            26,282
  Amortization of above and below market leases...............................                 (1,531)             (603)
  Loss on impairment of real estate assets....................................                    262                --
Changes in:
  Tenant and other receivables................................................                  4,997            (5,207)
  Other assets................................................................                   (846)           (1,830)
  Accounts payable and accrued liabilities....................................                (22,854)           10,107
                                                                                         -------------     -------------
          Net cash provided by operating activities...........................                 76,347            78,753
                                                                                         -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate assets...........................................                (29,560)          (18,965)
    Acquisitions of real estate assets and other assets.......................                     --          (113,800)
    Other capital expenditures................................................                (12,506)          (11,892)
    Capitalized interest......................................................                 (1,283)           (1,001)
    Additions to other assets.................................................                 (1,989)             (983)
    Reduction of cash in escrow ..............................................                     --            78,476
    Proceeds from sales of real estate assets.................................                 52,675            93,664
    Payments received on mortgage notes receivable............................                    542             8,663
    Additional investments in and advances to unconsolidated affiliates.......                 (9,542)           (7,356)
    Distributions in excess of equity in earnings of unconsolidated affiliates                  3,189             8,039
    Purchase of minority interest in the operating partnership................                     --            (4,030)
                                                                                         -------------     -------------
          Net cash provided by investing activities...........................                  1,526            30,815
                                                                                         -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                 45,334            58,000
    Principal payments on mortgage and other notes payable....................                (33,892)         (113,003)
    Additions to deferred financing costs.....................................                   (693)             (824)
    Proceeds from issuance of common stock....................................                    151               147
    Costs related to issuance of preferred stock..............................                   (193)               --
    Proceeds from exercise of stock options...................................                  1,379             6,891
    Prepayment penalties on extinguishment of debt............................                   (852)               --
    Purchase of minority interest in the Operating Partnership................                     (6)               --
    Distributions to minority interests.......................................                (22,186)          (18,922)
    Dividends paid to holders of preferred stock..............................                 (8,287)           (4,416)
    Dividends paid to common shareholders.....................................                (25,459)          (21,984)
                                                                                         -------------     -------------
          Net cash used in financing activities...............................                (44,704)          (94,111)
                                                                                         -------------     -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                 33,169            15,457
CASH AND CASH EQUIVALENTS, beginning of period                                                 25,766            20,332
                                                                                         -------------     -------------
CASH AND CASH EQUIVALENTS, end of period......................................            $    58,935       $    35,789
                                                                                         =============     =============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................            $    48,428       $    39,168

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

              Notes to Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)

Note 1 - Organization and Basis of Presentation

     CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. CBL's shopping center properties are located in 29 states, but primarily in the southeastern and midwestern United States.

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At March 31, 2005, the Operating Partnership owned controlling interests in 64 regional malls, 25 associated centers (each adjacent to a regional shopping mall), five community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in six regional malls, one associated center and 51 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had four mall expansions, one open-air shopping center, one associated center, two community centers and one community center expansion under construction at March 31, 2005. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2005, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.4% limited partner interest for a combined interest held by CBL of 55.0%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating
Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2005, CBL's Predecessor owned a 15.4% limited partner interest, Jacobs owned a 20.9% limited partner interest and third parties owned an 8.7% limited partner interest in the Operating Partnership. CBL's Predecessor also owned 2.7 million shares of CBL's common stock at March 31, 2005, for a total combined effective interest of 20.1% in the Operating Partnership.

     The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership owns 100% of both of the Management Company's preferred stock and common stock.

     CBL, the Operating Partnership and the Management Company are collectively referred to herein as "the Company".

Note 2 - Investments In Unconsolidated Affiliates

     At March 31, 2005, the Company had investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                              Company's
Joint Venture                      Property Name                               Interest
-----------------------------------------------------------------------------------------
Governor's Square IB               Governor's Plaza                            50.0%
Governor's Square Company          Governor's Square                           47.5%
Imperial Valley Mall L.P.          Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company         Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.        Coastal Grand-Myrtle Beach                  50.0%
Mall of South Outparcel L.P.       Coastal Grand-Myrtle Beach (vacant land)    50.0%
Mall Shopping Center Company       Plaza del Sol                               50.6%
Parkway Place L.P.                 Parkway Place                               45.0%
Galileo America, LLC               Portfolio of 51 community centers            8.3%

     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                Company's Share for the
                                             Total for the Three Months              Three Months
                                                  Ended March 31,                   Ended March 31,
                                             ---------------------------       --------------------------
                                                 2005           2004               2005         2004
                                             ------------   ------------       ------------  ------------
Revenues                                          $35,826        $24,639            $ 8,767       $ 6,311
Depreciation and amortization                      (7,914)        (5,120)            (1,710)       (1,196)
Interest expense                                   (8,898)        (5,879)            (2,522)       (1,417)
Other operating expenses                           (8,595)        (5,736)            (2,379)       (1,443)
Discontinued operations                               454            170                 38            17
Gain on sales of real estate assets                 1,471          1,184                897           592
                                             ------------   ------------       ------------  ------------
Net income                                        $12,344        $ 9,258            $ 3,091       $ 2,864
                                             ============   ============       ============  ============

     The third phase of the Company's joint venture transaction with Galileo America, Inc. closed on January 5, 2005, when the Company sold its interests in two power centers, one community center and one community center expansion to the joint venture, Galileo America LLC ("Galileo America"), for $58,600, which consisted of $42,529 in cash, the joint venture's assumption of $12,141 of debt, $3,596 representing the Company's interest in Galileo America and closing costs of $334. The real estate assets and related mortgage notes payable of the properties in the third phase were reflected as held for sale as of January 1, 2004, the date that it was determined these assets met the criteria to be reflected as held for sale. The Company did not record any depreciation expense on these assets during the three months ended March 31, 2005 and 2004. The
Company recognized a loss on impairment of real estate assets of $1,947 in December 2004 and an additional loss on impairment of real estate assets of $262 during the three months ended March 31, 2005 related to the properties included in the third phase.

     The Company has entered into master lease agreements with Galileo America on certain of the properties that have been sold to Galileo America since October 2003. The remaining aggregate obligation under these master lease agreements was $4,744 at March 31, 2005. The master lease arrangements are for various terms of up to fifteen years.

     The results of operations of the properties included in the Galileo America transaction are not reflected as discontinued operations since the Company has continuing involvement through its ownership interest and the agreement under which the Company is the exclusive manager of the properties.

     See Note 5 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete description of the Galileo America transaction.

Note 3 - Mortgage and Other Notes Payable

     Mortgage and other notes payable consisted of the following at March 31, 2005 and December 31, 2004, respectively:

                                                          March 31, 2005                   December 31, 2004
                                                   ----------------------------      ----------------------------
                                                                      Weighted                          Weighted
                                                                       Average                          Average
                                                                      Interest                          Interest
                                                      Amount           Rate(1)          Amount          Rate(1)
                                                   --------------    ----------      --------------    ----------
   Fixed-rate debt:
      Non-recourse loans on operating
        properties                                  $  2,660,174        6.37%         $  2,688,186       6.38%
                                                   --------------                    --------------
   Variable-rate debt:
      Recourse term loans on operating
        properties                                       197,700        3.83%              207,500       3.45%
      Construction loans                                  17,207        4.35%               14,593       3.94%
      Lines of credit                                    494,221        3.56%              461,400       3.37%
                                                   --------------                    --------------
      Total variable-rate debt                           709,128        3.65%              683,493       3.41%
                                                   --------------                    --------------
   Total                                            $  3,369,302        5.80%         $  3,371,679       5.78%
                                                   ==============                    ==============

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

Unsecured Line of Credit

     The Company has a $400,000 unsecured credit facility, which bears interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 100 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. At March 31, 2005, the outstanding borrowings of $30,000 under the unsecured credit facility had a weighted average interest rate of 3.97%.

Secured Lines of Credit

     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of March 31, 2005:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------
   $  373,000         $  368,150     February 2006
      100,000             66,071       June 2007
       20,000             20,000      March 2007
       10,000             10,000      April 2006
-------------------------------------
   $  503,000         $  464,221
=====================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 3.53% at March 31, 2005.

Letters of Credit

     At March 31, 2005, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total outstanding amount under these lines of credit was $11,423 at March 31, 2005.

Covenants and Restrictions

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

     The weighted average remaining term of the Company's  consolidated debt was
4.4 years at March 31, 2005 and 4.7 years at December 31, 2004. Of the $428,363 of debt that will mature before March 31, 2006, the Company has extension options that will extend the maturity date of $398,150 of that debt beyond March 31, 2006. The Company plans to either retire or obtain new financing for the remaining $30,213 of debt maturing before March 31, 2006.

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

                                                        Associated      Community
Three Months Ended March 31, 2005         Malls           Centers        Centers         All Other          Total
--------------------------------------   -----------  -------------   -------------   ---------------   ------------
Revenues                                 $  192,404     $    8,489      $    1,674       $     8,338     $  210,905
Property operating expenses (1)             (61,191)        (1,950)           (409)            4,089        (59,461)
Interest expense                            (43,501)        (1,292)           (715)           (3,413)       (48,921)
Other expense                                    --             --              --            (3,430)        (3,430)
Gain on sales of real estate assets              --             --           1,063             1,651          2,714
                                         -----------  -------------   -------------   ---------------   ------------
Segment profit and loss                  $   87,712     $    5,247      $    1,613       $     7,235        101,807
                                         ===========  ==============  =============   ===============
Depreciation and amortization expense                                                                       (41,286)
General and administrative expense                                                                           (9,186)
Interest income                                                                                               1,683
Loss on extinguishment of debt                                                                                 (884)
Loss on impairment of real estate
    assets                                                                                                     (262)
Equity in earnings of unconsolidated
    affiliates                                                                                                3,091
Minority interest in earnings                                                                               (22,223)
                                                                                                        ------------
Income before discontinued operations                                                                    $   32,740
                                                                                                        ============
Total assets                             $4,654,115     $  277,335      $   89,574       $   157,756     $5,178,780
Capital expenditures (2)                 $   33,828     $    5,962      $      737       $    14,709     $   55,236

                                                        Associated      Community
Three Months Ended March 31, 2004         Malls           Centers        Centers         All Other          Total
--------------------------------------   -----------  -------------   -------------   ---------------   ------------
Revenues                                 $  157,348     $    8,191      $    2,708       $     3,912     $  172,159
Property operating expenses (1)             (53,263)        (1,557)           (864)            4,764        (50,920)
Interest expense                            (37,517)        (1,263)           (741)             (913)       (40,434)
Other expense                                    --             --              --            (3,032)        (3,032)
Gain on sales of real estate assets             548             --          19,076               201         19,825
                                         -----------  -------------   -------------   ---------------   ------------
Segment profit and loss                  $   67,116     $    5,371      $   20,179       $     4,932         97,598
                                         ===========  ==============  =============   ===============
Depreciation and amortization expense                                                                       (32,556)
General and administrative expense                                                                           (8,233)
Interest income                                                                                                 880
Equity in earnings of unconsolidated
   affiliates                                                                                                 2,864
Minority interest in earnings                                                                               (26,272)
                                                                                                        ------------
Income before discontinued operations                                                                    $   34,281
                                                                                                        ============
Total assets                             $3,885,267     $  203,397      $  146,970       $   132,870     $4,368,504
Capital expenditures (2)                 $  222,123     $      386      $    4,402       $    13,744     $  240,655

(1) Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.

(2) Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 5- Earnings Per Share

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

                                                              Three Months Ended March 31,
                                                              -----------------------------
                                                                  2005            2004
                                                              -------------    ------------
Weighted average shares outstanding                                31,384          30,475
Effect of nonvested stock awards                                     (160)           (151)
                                                              -------------    ------------
Denominator - basic earnings per share                             31,224          30,324
Effect of dilutive securities:
   Stock options, nonvested stock awards and deemed
       shares related to deferred compensation plans                1,173            1,243
                                                              -------------    ------------
Denominator - diluted earnings per share                           32,397          31,567
                                                              =============    ============

Note 6- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income was equal to net income for the three months ended March 31, 2005 and 2004.


Note 7- Contingencies

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at March 31, 2005, was $53,324, of which the Company has guaranteed $26,662. The guaranty will expire when the related debt matures in December 2005. The Company did not receive a fee for issuing this guaranty.

     The Company has guaranteed 100% of the construction debt to be incurred by Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, to develop Imperial Valley Mall. The total amount outstanding at March 31, 2005, was $48,070. The total commitment under the construction loan is $67,082. The Company did not receive a fee for this guaranty.

     The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2005, the total amount outstanding on these bonds was $10,539.

Note 8 - Stock-Based Compensation

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

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in the three months ended March 31, 2005 and 2004 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  2005             2004
                                                               ------------     -----------
Net income available to common shareholders, as reported          $25,371         $30,189
Stock-based compensation expense included in reported net
     income available to common shareholders                        1,142             992
Total stock-based compensation expense determined under
     fair value method                                            (1,247)         (1,120)
                                                               ------------     -----------
Pro forma net income available to common shareholders             $25,266         $30,061
                                                               ============     ===========
Net income available to common shareholders per share:
   Basic, as reported                                               $0.81           $1.00
                                                               ============     ===========
   Basic, pro forma                                                 $0.81           $0.99
                                                               ============     ===========
   Diluted, as reported                                             $0.78           $0.96
                                                               ============     ===========
   Diluted, pro forma                                               $0.78           $0.95
                                                               ============     ===========

Note 9 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the three months ended March 31, 2005 and 2004: Three Months Ended March 31,

                                                                 -------------------------
                                                                   2005        2004
                                                                 -------------------------
Debt assumed to acquire property interests, including premiums          $-        $95,568
                                                                 =========================
Debt consolidated from application of FASB Interpretation No. 46        $-        $38,147
                                                                 =========================

Note 10 - Discontinued Operations

     In March 2005, the Company sold five community centers for an aggregate sales price of $12,100. The Company previously recognized an aggregate loss on impairment of real estate assets of $617 on these community centers in December 2004 and recognized an additional loss on impairment of $32 during the three months ended March 31, 2005. Total revenues for these community centers were $412 and $524 for the three months ended March 31, 2005 and 2004, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations.

Note 11 - Recent Accounting Pronouncements

     In December 2004, the FASB released its final revised standard, SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In April 2005, the Securities and Exchange Commission amended Regulation S-X to modify the effective date so that SFAS No. 123(R) can be adopted beginning with the first interim reporting period of the next fiscal year beginning after June 15, 2005 instead of the first interim period beginning after June 15, 2005. The Company previously adopted the fair value provisions of SFAS No. 123,
"Accounting  for  Stock  Based  Compensation",  as  amended  by  SFAS  No.  148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" effective January 1, 2003. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Note 12 - Subsequent Event

     In April 2005, the Company formed a joint venture with Jacobs to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. Under the terms of the joint venture agreement, the Company has contributed approximately $40,335 to a joint venture with Jacobs for a 50% interest in the joint venture, the proceeds of which were used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by Jacobs. The Company will also provide any additional equity necessary to fund the development of the property, as well as to fund up to an aggregate of $30,000 of any operating deficits of the joint venture. The Company will receive a preferred return of 11% on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company's invested capital, share equally with Jacobs in the joint venture's profits.

     The joint venture arrangement provides the Company with the right to put its 50% ownership interest to Jacobs if certain approvals of tenants and government entities that are required for the continued development of the project are not obtained by the second anniversary of the joint venture agreement. The put right provides that Jacobs will acquire the Company's 50% ownership interest for an amount equal to the total unreturned equity funded by the Company plus any accrued and unpaid preferred return on that equity.

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

EXECUTIVE OVERVIEW

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping center properties are located in 29 states, but primarily in the southeastern and midwestern United States.

     As of March 31, 2005, we owned controlling interests in 64 regional malls, 25 associated centers (each adjacent to a regional shopping mall), five community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of March 31, 2005, we owned non-controlling interests in six regional malls, one associated center and 51 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had four mall expansions, one open-air shopping center, one associated center, two community centers and one community center expansion under construction as of March 31, 2005.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004

     The following significant transactions impact the comparison of the results of operations for the three months ended March 31, 2005 to the results of operations for the three months ended March 31, 2004:

|X| The acquisition of eight malls and two associated centers and the opening of two malls and one associated center since January 1, 2004 (collectively referred to as the "New Properties"). Therefore, the three months ended March 31, 2005, include revenues and expenses related to these properties for a greater period of time than the comparable period a year ago. The New Properties are as follows:


     Project Name                             Location                            Date Acquired / Opened
     ------------------------------------     -------------------------------     ----------------------
     Acquisitions:
     -------------
     Honey Creek Mall                         Terre Haute, IN                     March 2004
     Volusia Mall                             Daytona Beach, FL                   March 2004
     Greenbrier Mall                          Chesapeake, VA                      April 2004
     Chapel Hill Mall                         Akron, OH                           May 2004
     Chapel Hill Suburban                     Akron, OH                           May 2004
     Park Plaza Mall                          Little Rock, AK                     June 2004
     Monroeville Mall                         Monroeville, PA                     July 2004
     Monroeville Annex                        Monroeville, PA                     July 2004
     Northpark Mall                           Joplin, MO                          November 2004
     Mall del Norte                           Laredo, TX                          November 2004

     Developments:
     -------------
     Coastal Grand-Myrtle Beach (50/50        Myrtle Beach, SC                    March 2004
        joint venture)
     The Shoppes at Panama City               Panama City, FL                     March 2004
     Imperial Valley Mall (60/40 joint        El Centro, CA                       March 2005
        venture)

|X| In January 2005, two power centers, one community center and one community center expansion were sold to Galileo America LLC ("Galileo America"). Since we have a continuing involvement with these properties through our ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the three months ended March 31, 2005, do not include a significant amount of revenues and expenses related to these properties, whereas the three months ended March 31, 2004 include a full period of revenues and expenses related to these properties.

|X| Properties that were in operation as of January 1, 2004 and March 31, 2005 are referred to as the "Comparable Properties."

Revenues

     The $38.7 million increase in revenues resulted primarily from increases of $28.8 million attributable to the New Properties and $9.6 million from the Comparable Properties. The increase in revenues from the Comparable Properties was attributable to our achieving higher occupancy combined with an increase in average base rents from new and renewal leasing activity, percentage rents and specialty income.

     Our cost recovery ratio improved to 102% for the three months ended March 31, 2005, compared to 94% for the three months ended March 31, 2004. This increase was driven by (i) an increase in total portfolio occupancy to 91.3% at March 31, 2005 compared to 90.8% at March 31, 2004, (ii) increased profitability related to utility reimbursements from tenants at the New Properties and certain existing malls due to the implementation of efficiency optimizing utility systems and (iii) a $6.1 million improvement in bad debt expenses and other charges against revenues, as we recognized $1.4 million in the three months ended March 31, 2005 for recoveries of accounts receivable that were previously reserved for, compared with total bad debt expense and other charges against revenues of $4.7 million in the three months ended March 31, 2004.

     The increase in revenues was offset slightly by a decrease in revenues of $1.6 million related to properties that have been sold to the Galileo America joint venture.

     Management, development and leasing fees increased $1.2 million, primarily as a result of an increase in management and leasing fees from Galileo America, which is directly related to the growth in Galileo America's portfolio.

     Other revenues increased $1.0 million as a result of growth in our taxable REIT subsidiary.

Expenses

     The $8.5 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $9.7 million attributable to the New Properties, which was offset by a decrease of $0.6 million from the Comparable Properties and $0.6 million from the properties that have been sold to the Galileo America joint venture.

     The $8.7 million increase in depreciation and amortization expense resulted from increases of $7.2 million from the New Properties and $1.5 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $1.0 million primarily as a result of annual increases in salaries and benefits of existing personnel and the addition of new personnel.

     Other expense increased $0.4 million due to an increase of $0.7 million in the operating expenses of our taxable REIT subsidiary, offset by a decrease of $0.3 million in write-offs of abandoned development projects.

Other Income and Expenses

     The increase in interest income of $0.8 million results from an increase in the amount of mortgage and other notes receivable outstanding compared to the prior year period.

     Interest expense increased by $8.5 million primarily due to the additional debt associated with the New Properties as well as a slight increase in the weighted average interest rate of our variable-rate debt.

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets of $2.7 million in the three months ended March 31, 2005 was primarily related to a gain of $1.7 million from sales of two outparcels and a gain of $1.0 million from the recognition of deferred gain related to properties that were previously sold to Galileo America. The gain on sales of $19.8 million in the three months ended March 31, 2004 resulted primarily from the sale of six community centers to Galileo America.

Equity in Earnings of Unconsolidated Affiliates

     The increase of $0.2 million in equity in earnings of unconsolidated affiliates is the result of an increase of $0.4 million in our share of the earnings of Galileo America as a result of the continued growth in its portfolio and an increase of $0.9 in our share of earnings from the sales of outparcels at Imperial Valley Mall. This was offset by a decrease of $0.7 million in our share of earnings of Coastal Grand-Myrtle Beach, which resulted primarily because of the significant gains from outparcel sales that were recognized during the three months ended March 31, 2004.

Discontinued Operations

     Discontinued operations in the three months ended March 31, 2005 are related to five community centers located throughout Michigan that were sold in March 2005. Discontinued operations in the three months ended March 31, 2004 represent the true-up of estimated expenses to actual amounts for properties sold during previous periods.

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

     We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase are referred to as non-stabilized malls. The non-stabilized malls currently include Parkway Place in Huntsville, AL, which opened in October 2002; Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; and Imperial Valley Mall in El Centro, CA, which opened in March 2005.

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                Three Months Ended March 31,
                                              ---------------------------------
                                                    2005             2004
                                              ----------------- ---------------
Malls                                               91.2%           91.4%
Associated centers                                   4.0%            4.8%
Community centers                                    0.8%            1.6%
Mortgages, office building and other                 4.0%            2.2%


Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls increased by 4.5% on a comparable per square foot basis for the three months ended March 31, 2005.

     Occupancy  costs as a  percentage  of sales for the  stabilized  malls were
13.9%  and  14.2%  for  the  three   months  ended  March  31,  2005  and  2004,
respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                           March 31,
                                              -------------------------------------
                                                    2005               2004
                                              ------------------ ------------------
Total portfolio occupancy                        91.3%                 90.8%
Total mall portfolio                             91.5%                 91.0%
     Stabilized malls (67)                       91.9%                 91.5%
     Non-stabilized malls (3)                    81.8%                 81.5%
Associated centers (26)                          91.9%                 88.7%
Community centers (5)*                           82.9%                 91.6%

* Excludes the community centers that were contributed to the Galileo America joint venture

   Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                          At March 31,
                                              -------------------------------------
                                                    2005               2004
                                              ------------------ ------------------
Stabilized malls                                    $25.45             $25.03
Non-stabilized malls                                 26.92              27.37
Associated centers                                   10.05              10.05
Community centers *                                  14.55              10.45

* Excludes the community centers that were contributed to the Galileo America joint venture.

     The following table shows the positive results we achieved in increasing the initial and average base rents through new and renewal leasing during the first quarter of 2005 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

                                         Base Rent
                                            Per       Initial Base                 Average Base
                                        Square Foot      Rent Per                    Rent Per
                                        Prior Lease    Square Foot     % Change     Square Foot     % Change
                          Square Feet       (1)       New Lease (2)    Initial     New Lease (3)     Average
                          ------------- ------------- --------------  ----------- ---------------  ----------
Stabilized Malls               688,306     $    24.30     $    24.60        1.2%     $    25.14        3.5%
Associated centers              26,466          11.83          16.80       42.0%          17.19       45.3%
Community centers (4)           11,200           8.18           8.34        2.0%           8.44        3.2%
Other                            3,087          20.83          24.35       16.9%          24.97       19.9%
                          ------------- ------------- --------------  ----------- ---------------  ----------
                               729,059     $    23.58     $    24.07        2.1%     $    24.59        4.3%
                          ============= ============= ==============  =========== ===============  ==========

(1)  Represents the rent that was in place at the end of the lease term.

(2)  Represents the rent in place at beginning of the lease terms.

(3)  Average base rent over the term of the new lease.

(4) Excludes the community centers that were sold to the Galileo America joint venture.


LIQUIDITY AND CAPITAL RESOURCES

     There was $58.9 million of cash and cash equivalents as of March 31, 2005, an increase of $33.2 million from December 31, 2004. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities decreased by $2.4 million to $76.3 million, which was primarily the result of the timing of accounts payable and accrued liabilities.

Debt

     During the three months ended March 31, 2005, we borrowed $45.3 million under mortgage and other notes payable and paid $33.9 million to reduce outstanding borrowings under mortgage and other notes payable.

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                             Weighted
                                                                                                             Average
                                                              Minority      Unconsolidated                   Interest
                                             Consolidated     Interests       Affiliates       Total         Rate(1)
                                             ------------- ---------------- --------------- ------------- ---------------
March 31, 2005:
Fixed-rate debt:
     Non-recourse    loans   on   operating
properties                                    $  2,660,174     $(52,667)      $  107,219    $2,714,726      6.34%
                                             ------------- ---------------- --------------- -------------
Variable-rate debt:
     Recourse   term  loans  on   operating
properties                                         197,700             -          80,057       277,757      3.92%
     Construction loans                             17,207             -               -        17,207      4.35%
     Lines of credit                               494,221             -               -       494,221      3.56%
                                             ------------- ---------------- --------------- -------------
     Total variable-rate debt                      709,128             -          80,057       789,185      3.70%
                                             ------------- ---------------- --------------- -------------
Total                                         $  3,369,302     $(52,667)      $  187,276    $3,503,911      5.75%
                                             ============= ================ =============== =============

December 31, 2004:
Fixed-rate debt:
     Non-recourseloans on operating
properties                                    $  2,688,186      $(52,914)       $  104,114    $2,739,386      6.35%
                                             ------------- ---------------- --------------- -------------
Variable-rate debt:
     Recourse   term  loans  on   operating        207,500          --              29,415       236,915      3.40%
properties
     Construction loans                             14,593          --              39,493        54,086      4.05%
     Lines of credit                               461,400          --                  --       461,400      3.37%
                                             ------------- ---------------- --------------- -------------
     Total variable-rate debt                      683,493          --              68,908       752,401      3.44%
                                             ------------- ---------------- --------------- -------------
Total                                         $  3,371,679     $  (52,914)      $  173,022    $3,491,787      5.72%
                                             ============= ================ =============== =============

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

     In February 2005, we amended one of our secured credit facilities to increase the total availability from $80.0 million to $100.0 million and to extend the maturity by one year to June 2007. The interest rate remained at LIBOR plus 1.00%.

     We have four secured credit facilities with total availability of $503.0 million, of which $464.2 million was outstanding as of March 31, 2005. The secured credit facilities bear interest at LIBOR plus 100 basis points.

     We have one unsecured credit facility with total availability of $400.0 million, of which $30.0 million was outstanding as of March 31, 2005. The unsecured credit facility bears interest at LIBOR plus a margin of 100 to 145 basis points based on our leverage.

     We also have secured lines of credit with total availability of $27.1 million that can only be used to issue letters of credit. There was $11.4 million outstanding under these lines at March 31, 2005.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at March 31, 2005. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At March 31, 2005, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $455.1 million of debt that is scheduled to mature before March 31, 2006. There are extension options in place that will extend the maturity of $398.2 million of this debt beyond March 31, 2006. We expect to either retire or refinance the remaining $56.9 million of maturing loans.

Equity

     During the three months ended March 31, 2005, we received $1.5 million in proceeds from issuances of common stock related to exercises of employee stock options and our dividend reinvestment plan.

     During the three months ended March 31, 2005, we paid dividends of $33.7 million to holders of our common stock and our preferred stock, as well as $22.2 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which approximately $272.0 million was available at March 31, 2005.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at March 31, 2005 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units               57,035           $  71.51           $4,078,573
8.75% Series B Cumulative Redeemable Preferred Stock        2,000           $  50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock          460           $ 250.00              115,000
7.375% Series D Cumulative Redeemable Preferred Stock         700           $ 250.00              175,000
                                                                                            -----------------
Total market equity                                                                             4,468,573
Company's share of total debt                                                                   3,503,911
                                                                                            -----------------
Total market capitalization                                                                    $7,972,484
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           44.0%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on March 31, 2005. The stock price for the preferred stock represents the face value of each respective series of preferred stock.

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

Developments and Expansions

     The following development projects are under construction (dollars in thousands):

                                                                                 Our Share
                                                                                    of
                                                          Project   Our Share    Cost as of
                                                          Square     Of Total     March 31,       Projected       Initial
           Property                      Location          Feet       Costs         2005        Opening Date       Yield
--------------------------------     -----------------   ---------  -----------  -----------   --------------     -------
Mall Expansions:
----------------
The District at Monroeville Mall     Monroeville, PA       75,000    $  20,588    $   13,674    Nov-04/May-05       8%
Citadel Mall                         Charleston, SC        46,000        6,549         1,539      August-05         9%
Fayette Mall                         Lexington, KY        144,000       25,532         8,715     October-05         11%
Burnsville Center                    Burnsville, MN       146,000       24,612         5,786    Nov-05/Mar-06       9%

Open-Air Center:
----------------
Southaven Towne Center               Southaven, MS        437,600       26,303        24,089     October-05         10%

Associated Center:
------------------
Coastal Grand Crossing               Myrtle Beach, SC      15,000        1,946           773       May-05          10%

Community Centers:
------------------
Cobblestone Village at Royal Palm    Royal Palm, FL       225,000       10,003         6,880       July-05          9%
Chicopee Marketplace                 Chicopee, MA         156,000       19,743         9,019    September-05        9%

Community Center Expansion:
---------------------------
Fashion Square                       Orange Park, FL       18,000        6,066           671       July-05         10%
                                                        ---------   -----------  -----------
                                                        1,262,600    $ 141,342    $   71,146
                                                        =========   ===========  ===========

     There is a construction loan in place for the costs of the open-air center. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Dispositions

     We received a total of $52.7 million in cash proceeds from the sales of real estate assets during the three months ended March 31, 2005. The third phase of the joint venture transaction with Galileo America, which is discussed in
Note 2 to the unaudited consolidated financial statements, closed on January 5, 2004 and generated net cash proceeds of $42.5 million. We received $8.2 million in cash proceeds and issued a note receivable for $2.6 million from the sale of five community centers that are located in Michigan. We also received $2.0 million in cash proceeds from the sales of two outparcels.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $8.7 million during the three months ended March 31, 2005 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $2.5 million for the three months ended March 31, 2005 and included $1.2 million for roof repairs and replacements, $0.2 million for resurfacing and improved lighting of parking lots and $1.1 million for other capital expenditures. Renovation expenditures were $1.3 million for the three months ended March 31, 2005.

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

Revenue Recognition

     Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms, including rent holidays, of the related leases. Certain tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. See
Note 2 to the unaudited consolidated financial statements for a description of the loss on impairment of real estate assets of $0.3 million that was recorded in the three months ended March 31, 2005. There were no impairment charges in the three months ended March 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB released its final revised standard, SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In April 2005, the Securities and Exchange Commission amended Regulation S-X to modify the effective date so that SFAS No. 123(R) can be adopted beginning with the first interim reporting period of the next fiscal year beginning after June 15, 2005 instead of the first interim period beginning after June 15, 2005. The Company previously adopted the fair value provisions of SFAS No. 123,
"Accounting  for  Stock  Based  Compensation",  as  amended  by  SFAS  No.  148,

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

     FFO increased 27.0% for the three months ended March 31, 2005 to $88.5 million compared to $69.7 million for the same period in 2004. The New Properties generated 54% of the growth in FFO. Consistently high portfolio occupancy and recoveries of operating expenses as well as increases in rental rates from renewal and replacement leasing accounted for the remaining 46% growth in FFO.

The calculation of FFO is as follows (in thousands):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       --------------------------
                                                                                           2005          2004
                                                                                       ------------   -----------
Net income available to common shareholders                                              $   25,371     $  30,189
Depreciation and amortization from:
    Consolidated properties                                                                  41,286        32,556
    Unconsolidated affiliates                                                                 1,710         1,196
    Discontinued operations                                                                      --           189
Minority interest in earnings of operating partnership                                       20,826        25,034
Minority investors' share of depreciation and amortization in shopping center
properties                                                                                     (362)         (293)
(Gain) loss on disposal of:
    Operating real estate assets                                                               (223)      (19,081)
    Discontinued operations                                                                      32             5
Depreciation and amortization of non-real estate assets                                        (179)         (135)
                                                                                       ------------   -----------
Funds from operations                                                                    $   88,461     $  69,660
                                                                                       ============   ===========
Diluted weighted average shares and potential dilutive common shares with
   operating partnership units fully converted                                               58,028        56,713



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

     Based on the Company's proportionate share of consolidated and unconsolidated variable rate debt at March 31, 2005, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $3.9 million and, after the effect of capitalized interest, annual earnings by approximately $3.9 million.

     Based on the Company's proportionate share of consolidated and unconsolidated debt at March 31, 2005, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $59.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $61.2 million.

     The Company did not have any derivative financial instruments during the three months ended March 31, 2005 or at March 31, 2004.

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

         None

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         None

ITEM 5:  Other Information

         None

ITEM 6:  Exhibits

         10.1 Amended and Restated Loan Agreement between CBL & Associates Limited Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated March 9, 2005.

         31.1 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002_.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CBL & ASSOCIATES PROPERTIES, INC.

                                         /s/ John N. Foy
                     --------------------------------------------------------
                                           John N. Foy
                     Vice Chairman of the Board, Chief Financial Officer and
                                            Treasurer
                             (Authorized Officer of the Registrant,
                                  Principal Financial Officer)

Date: May 10, 2005