Form 10-Q
period 2005-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2005-08-09
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                     YES      |X|            NO       |_|


As of August 1, 2005, there were 63,380,944 shares of common stock, par value $0.01 per share, outstanding.

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

ITEM 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................17

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk..........30

ITEM 4:  Controls and Procedures.............................................31


   PART II - OTHER INFORMATION...............................................31


ITEM 1:     Legal Proceedings................................................31

ITEM 2:     Unregistered Sales of Equity Securities and Use of Proceeds......31

ITEM 3:     Defaults Upon Senior Securities..................................32

ITEM 4:     Submission of Matters to a Vote of Security Holders..............32

ITEM 5:     Other Information................................................32

ITEM 6:     Exhibits.........................................................32


   SIGNATURE.................................................................34

                        CBL & Associates Properties, Inc.



ITEM 1:   Financial Statements

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended June 30, 2005, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These  financial  statements  should  be read  in  conjunction  with  CBL &
Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

                        CBL & Associates Properties, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                   June 30,              December 31,
                                                                                     2005                    2004
                                                                               ----------------        ---------------
ASSETS
Real estate assets:
  Land..............................................................           $      666,681          $     659,782
  Buildings and improvements........................................                4,820,211              4,670,462
                                                                               ----------------        ---------------
                                                                                    5,486,892              5,330,244
    Less accumulated depreciation...................................                (651,614)              (575,464)
                                                                               ----------------        ---------------
                                                                                    4,835,278              4,754,780
  Real estate assets held for sale, net.............................                       --                 61,607
  Developments in progress..........................................                  170,131                 78,393
                                                                               ----------------        ---------------
    Net investment in real estate assets............................                5,005,409              4,894,780
Cash and cash equivalents...........................................                   37,888                 25,766
Receivables:
  Tenant, net of allowance for doubtful accounts of $3,237 in
     2005 and 2004..................................................                   35,326                 38,409
  Other.............................................................                   10,216                 13,706
Mortgage and other notes receivable.................................                   18,301                 27,804
Investments in unconsolidated affiliates............................                   98,737                 84,782
Other assets........................................................                  119,047                119,253
                                                                               ----------------        ---------------
                                                                               $    5,324,924          $   5,204,500
                                                                               ================        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................           $    3,458,841          $   3,359,466
Mortgage notes payable on real estate assets held for sale..........                       --                 12,213
Accounts payable and accrued liabilities............................                  222,894                212,064
                                                                               ----------------        ---------------
  Total liabilities.................................................                3,681,735              3,583,743
                                                                               ----------------        ---------------
Commitments and contingencies (Notes 2, 3, and 8) ..................
Minority interests..................................................                  577,115                566,606
                                                                               ----------------        ---------------
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
        2,000,000 shares outstanding in 2005 and 2004...............                       20                     20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2005 and 2004................                        5                      5
  7.375% Series D Cumulative Redeemable Preferred Stock,
         700,000 shares outstanding in 2005 and 2004................                        7                      7
  Common stock, $.01 par value, 180,000,000 shares authorized,
         63,334,742 and 62,667,104 shares issued and outstanding
         in 2005 and 2004, respectively.............................                      633                    626
  Additional paid - in capital......................................                1,049,974              1,025,479
  Deferred compensation.............................................                 (10,570)                (3,081)
  Retained earnings.................................................                   26,005                 31,095
                                                                               ----------------        ---------------
    Total shareholders' equity......................................                1,066,074              1,054,151
                                                                               ----------------        ---------------
                                                                               $    5,324,924          $   5,204,500
                                                                               ================        ===============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                             Three Months Ended          Six Months Ended
                                                                                  June 30,                   June 30,
                                                                         -------------------------  --------------------------
                                                                            2005           2004         2005          2004
                                                                         -----------    ----------   ----------    -----------
REVENUES:
Minimum rents.........................................................     $127,378      $113,487     $257,809       $221,937
Percentage rents......................................................        1,758         1,472        9,857          8,157
Other rents...........................................................        2,795         2,456        5,920          5,242
Tenant reimbursements.................................................       58,315        50,523      119,101         98,519
Management, development and leasing fees..............................        3,773         1,716        6,818          3,511
Other.................................................................        4,977         5,849       10,396         10,296
                                                                         -----------    ----------   ----------    -----------
  Total revenues......................................................      198,996       175,503      409,901        347,662
                                                                         -----------    ----------   ----------    -----------
EXPENSES:
Property operating....................................................       28,361        26,350       60,026         53,995
Depreciation and amortization.........................................       43,339        32,878       84,625         65,434
Real estate taxes.....................................................       15,892        14,095       31,343         27,176
Maintenance and repairs...............................................       11,926        10,174       24,271         20,367
General and administrative............................................        9,234         7,992       18,420         16,225
Loss on impairment of real estate assets..............................           --            --          262             --
Other.................................................................        3,057         4,923        6,487          7,955
                                                                         -----------    ----------   ----------    -----------
  Total expenses......................................................      111,809        96,412      225,434        191,152
                                                                         -----------    ----------   ----------    -----------
Income from operations................................................       87,187        79,091      184,467        156,510
Interest income.......................................................        2,594           706        4,277          1,586
Interest expense......................................................     (50,255)      (42,798)     (99,176)       (83,232)
Loss on extinguishment of debt........................................           --            --        (884)             --
Gain on sales of real estate assets...................................        4,382         4,955        7,096         24,780
Equity in earnings of unconsolidated affiliates.......................        2,683         2,682        5,774          5,546
Minority interest in earnings:
  Operating partnership...............................................     (16,895)      (17,840)     (37,721)       (42,874)
  Shopping center properties..........................................      (1,178)       (1,819)      (2,575)        (3,058)
                                                                         -----------    ----------   ----------    -----------
Income before discontinued operations.................................       28,518        24,977       61,258         59,258
Operating income (loss) of discontinued operations....................         (39)           622          266            951
Gain (loss) on discontinued operations................................         (54)           525         (86)            520
                                                                         -----------    ----------   ----------    -----------
Net income............................................................       28,425        26,124       61,438         60,729
Preferred dividends...................................................      (7,642)       (4,416)     (15,284)        (8,832)
                                                                         -----------    ----------   ----------    -----------
Net income available to common shareholders...........................     $ 20,783      $ 21,708     $ 46,154       $ 51,897
Basic per share data:
    Income before discontinued operations,
        net of preferred dividends....................................     $  0.33       $  0.34      $  0.73        $   0.83
    Discontinued operations...........................................          --          0.02         0.01            0.02
                                                                         -----------    ----------   ----------    -----------
    Net income available to common shareholders.......................     $  0.33       $  0.35      $  0.74        $   0.85
                                                                         ===========    ==========   ==========    ===========
    Weighted average common shares outstanding......................        62,685        61,200       62,567          60,928
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends.....................................     $  0.32       $  0.32      $  0.71         $  0.80
    Discontinued operations...........................................          --          0.02           --            0.02
                                                                         -----------    ----------   ----------    -----------
    Net income available to common shareholders.......................     $  0.32       $  0.34      $  0.71         $  0.82
                                                                         ===========    ==========   ==========    ===========
Weighted average common and potential
       dilutive common shares outstanding.............................      65,004        63,510       64,895          63,372

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         ------------------------------
                                                                                             2005              2004
                                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................             $   61,438        $   60,729
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 65,986            47,063
  Amortization ...............................................................                 22,038            22,114
  Amortization of debt premiums...............................................                 (3,584)           (2,057)
  Amortization of above and below market leases...............................                 (2,838)           (1,171)
  Gain on sales of real estate assets.........................................                 (7,096)          (24,780)
  Gain (loss) on disposal of discontinued operations..........................                     86              (520)
  Issuance of stock under incentive plan......................................                    771             1,268
  Abandoned development projects..............................................                    138             1,685
  Amortization of deferred compensation.......................................                    669               257
  Accrual of deferred compensation............................................                    252               230
  Loss on extinguishment of debt..............................................                    884                --
  Loss on impairment of real estate assets....................................                    262                --
  Minority interest in earnings...............................................                 40,296            45,932
Changes in:
  Tenant and other receivables................................................                  5,853            (4,362)
  Other assets................................................................                   (209)           (6,585)
  Accounts payable and accrued liabilities....................................                (12,950)           10,335
                                                                                         -------------    -------------
          Net cash provided by operating activities...........................                171,996           150,138
                                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate assets...........................................               (106,898)         (339,676)
    Acquisitions of real estate assets and other assets.......................                 (2,783)          (40,260)
    Other capital expenditures................................................                (38,876)          (33,601)
    Capitalized interest......................................................                 (2,560)           (2,051)
    Additions to other assets.................................................                 (2,795)           (1,750)
    Reduction of cash in escrow ..............................................                     --            78,476
    Proceeds from sales of real estate assets.................................                 58,207           103,980
    Additions to mortgage notes receivable....................................                   (859)             (225)
    Payments received on mortgage notes receivable............................                 12,988             8,839
    Additional investments in and advances to unconsolidated affiliates.......                (12,912)          (13,043)
    Distributions in excess of equity in earnings of unconsolidated affiliates                  2,526             9,784
                                                                                         -------------    -------------
          Net cash used investing activities..................................                (93,962)         (229,527)
                                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                122,889           341,290
    Principal payments on mortgage and other notes payable....................                (81,208)         (164,665)
    Additions to deferred financing costs.....................................                   (773)           (1,681)
    Proceeds from issuance of common stock....................................                    300               274
    Costs related to issuance of preferred stock..............................                   (193)               --
    Proceeds from exercise of stock options...................................                  5,384             9,968
    Prepayment penalties on extinguishment of debt............................                   (852)               --
    Purchase of minority interest in the Operating Partnership................                   (254)           (4,143)
    Distributions to minority interests.......................................                (44,300)          (38,898)
    Dividends paid to holders of preferred stock..............................                (15,929)           (8,831)
    Dividends paid to common shareholders.....................................                (50,976)          (44,215)
                                                                                         -------------    -------------
          Net cash provided by (used in) financing activities.................                (65,912)           89,099
                                                                                         -------------    -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                 12,122             9,710
CASH AND CASH EQUIVALENTS, beginning of period                                                 25,766            20,332
                                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS, end of period......................................            $    37,888       $    30,042
                                                                                         =============    =============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................            $    98,886       $    81,460
                                                                                         =============    =============

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

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At June 30, 2005, the Operating Partnership owned controlling interests in 65 regional malls, 26 associated centers (each adjacent to a regional shopping mall), four community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in six regional malls, two associated centers and 54 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had five mall expansions, two open-air shopping centers, two community centers and one community center expansion under construction at June 30, 2005. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2005, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.4% limited partner interest for a combined interest held by CBL of 55.0%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating
Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2005, CBL's Predecessor owned a 15.2% limited partner interest, Jacobs owned a 20.7% limited partner interest and third parties owned a 9.1% limited partner interest in the Operating Partnership. CBL's Predecessor also owned 5.7 million shares of CBL's common stock at June 30, 2005, for a total combined effective interest of 20.2% in the Operating Partnership.

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

     At the Company's Annual Meeting of Shareholders on May 9, 2005, the Company's shareholders approved an increase in the authorized shares of the common stock under the Company's amended and restated certificate of incorporation to 180,000,000 shares from 95,000,000 shares. On May 10, 2005, the Company's Board of Directors approved a two-for-one stock split of the Company's common stock, which was effected in the form of a stock dividend. The record date for the stock split was June 1, 2005, and the distribution date was June 15, 2005. The Company retained the current par value of $0.01 per share for all shares of common stock.

     The Operating Partnership currently has common units and special common units of limited partner interest outstanding that may be exchanged by their holders, under certain circumstances, for shares of common stock on a one-for-one basis. These common units and special common units were also split on a two-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of the Company's common stock. All references to numbers of common shares and per share data in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split on a retroactive basis. Shareholders' equity reflects the stock split through a reclassification of $313 from Additional Paid-In Capital to Common Stock, which represents the par value of the additional shares resulting from the stock split.

Note 2 - Joint Ventures

Investment in Unconsolidated Affiliates

     At June 30, 2005, the Company had investments in the following nine partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                                  Company's
Joint Venture                      Property Name                                  Interest
-------------------------------------------------------------------------------------------------------
Governor's Square IB               Governor's Plaza                                50.0%
Governor's Square Company          Governor's Square                               47.5%
Imperial Valley Mall L.P.          Imperial Valley Mall                            60.0%
Kentucky Oaks Mall Company         Kentucky Oaks Mall                              50.0%
Mall of South Carolina L.P.        Coastal Grand-Myrtle Beach                      50.0%
Mall of South Outparcel L.P.       Coastal Grand-Myrtle Beach (vacant land)        50.0%
Mall Shopping Center Company       Plaza del Sol                                   50.6%
Parkway Place L.P.                 Parkway Place                                   45.0%
Galileo America, LLC               Portfolio of 54 community centers                8.4%

     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                 Company's Share for the
                                              Total for the Three Months               Three Months
                                                    Ended June 30,                    Ended June 30,
                                             ------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                             --------------   -------------    -------------    -------------
Revenues                                          $39,104          $26,575          $9,952         $ 7,443
Depreciation and amortization                      (9,332)          (6,352)         (2,210)         (1,547)
Interest expense                                  (11,676)          (6,437)         (3,538)         (1,658)
Other operating expenses                          (11,552)          (7,446)         (3,214)         (2,212)
Discontinued operations                               499              321              41              30
Gain on sales of real estate assets                 2,289            2,414           1,652             626
                                             --------------   -------------    -------------    -------------
Net income                                         $9,332          $ 9,075          $2,683         $ 2,682
                                             ==============   =============    =============    =============

                                                                                 Company's Share for the
                                              Total for the Six Months                  Six Months
                                                    Ended June 30,                    Ended June 30,
                                             ------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                             --------------   -------------    -------------    -------------
Revenues                                          $74,941         $ 51,407         $18,742         $13,777
Depreciation and amortization                     (17,509)         (11,499)         (3,920)         (2,743)
Interest expense                                  (20,733)         (12,306)         (6,060)         (3,077)
Other operating expenses                          (20,406)         (13,236)         (5,607)         (3,663)
Discontinued operations                                60              378               5              35
Gain on sales of real estate assets                 4,718            3,589           2,614           1,217
                                             --------------   -------------    -------------    -------------
Net income                                        $21,071          $18,333         $ 5,774         $ 5,546
                                             ==============   =============    =============    =============

     The third phase of the Company's joint venture transaction with Galileo America, Inc. closed on January 5, 2005, when the Company sold its interests in two power centers, one community center and one community center expansion to the joint venture, Galileo America LLC ("Galileo America"), for $58,600, which consisted of $42,529 in cash, the joint venture's assumption of $12,141 of debt, $3,596 representing the Company's interest in Galileo America and closing costs of $334. The real estate assets and related mortgage notes payable of the properties in the third phase were reflected as held for sale as of January 1, 2004, the date that it was determined these assets met the criteria to be reflected as held for sale. The Company did not record any depreciation expense on these assets during the six months ended June 30, 2005 and 2004. The Company recognized a loss on impairment of real estate assets of $1,947 in December 2004 and an additional loss on impairment of real estate assets of $262 during the six months ended June 30, 2005 related to the properties included in the third phase.

     The Company has entered into master lease agreements with Galileo America on certain of the properties that have been sold to Galileo America since October 2003. The remaining aggregate obligation under these master lease agreements was $3,971 at June 30, 2005. The master lease arrangements are for various terms of up to fifteen years.

     The results of operations of the properties included in the Galileo America transaction are not reflected as discontinued operations since the Company has continuing involvement through its ownership interest and the agreement under which the Company is the exclusive manager of the properties.

     See Note 5 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, for a more complete description of the Galileo America transaction. See Note 13 in this quarterly report for a description of a subsequent event related to the sale of the Company's interest in the Galileo America joint venture.

Other
-----

     In April 2005, the Company formed a joint venture with Jacobs to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. Under the terms of the joint venture agreement, the Company has contributed approximately $40,335 for a 50% interest in the joint venture, the proceeds of which were used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by Jacobs. The Company will also provide any additional equity necessary to fund the development of the property, as well as to fund up to an aggregate of $30,000 of operating deficits of the joint venture. The Company will receive a preferred return of 11% on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company's invested capital, share equally with Jacobs in the joint venture's profits.

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

     Based on its evaluation of the provisions of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities, the Company has determined that the joint venture is a variable interest entity in which it is the primary beneficiary. Therefore, the joint venture is included in the Company's consolidated financial statements

Note 3 - Mortgage and Other Notes Payable

     Mortgage and other notes payable consisted of the following at June 30, 2005 and December 31, 2004, respectively:

                                                        June 30, 2005                   December 31, 2004
                                                -----------------------------    ------------------------------
                                                                   Weighted                          Weighted
                                                                    Average                          Average
                                                                   Interest                          Interest
                                                   Amount           Rate(1)          Amount          Rate(1)
                                                --------------  -------------    ---------------  -------------
Fixed-rate debt:
   Non-recourse loans on operating properties     $ 2,778,311        6.39%         $  2,688,186       6.38%
                                                --------------                   ---------------
Variable-rate debt:
   Recourse term loans on operating properties        189,150        4.25%              207,500       3.45%
   Construction loans                                  25,095        4.52%               14,593       3.94%
   Lines of credit                                    466,285        4.26%              461,400       3.37%
                                                --------------                   ---------------
   Total variable-rate debt                           680,530        4.27%              683,493       3.41%
                                                --------------                   ---------------
Total                                             $ 3,458,841        5.97%         $  3,371,679       5.78%
                                                ==============                   ===============

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

Unsecured Line of Credit
------------------------

     The Company has a $400,000 unsecured credit facility, which bears interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 100 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. At June 30, 2005, the outstanding borrowings of $1,000 under the unsecured credit facility had a weighted average interest rate of 4.35%.

Secured Lines of Credit
-----------------------

     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of June 30, 2005:

   Total             Total          Maturity
 Available        Outstanding         Date
-------------------------------------------------
$  373,000         $  368,150     February 2006
   100,000             67,135       June 2007
    20,000             20,000      March 2007
    10,000             10,000      April 2006
----------------------------------
$  503,000         $  465,285
==================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 4.26% at June 30, 2005.

Letters of Credit
-----------------

     At June 30, 2005, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total outstanding amount under these lines of credit was $8,885 at June 30, 2005.

Covenants and Restrictions
--------------------------

     Twenty malls, five associated centers, two community centers and the corporate office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

     The weighted average remaining term of the Company's  consolidated debt was
4.3 years at June 30, 2005 and 4.7 years at December 31, 2004. Of the $597,329 of debt that will mature before June 30, 2006, the Company has extension options that will extend the maturity date of $557,300 of that debt beyond June 30, 2006. Of the remaining $40,029 of debt maturing before June 30, 2006, the Company obtained an extension for $10,000 subsequent to June 30, 2005, and will either retire or obtain new financing for the remaining $30,029 of debt.

Note 4 - Acquisitions

     Effective June 1, 2005, the Company acquired a 70% joint venture interest in Laurel Park Place, a regional mall in Livonia, MI, at a negotiated purchase price of $82,200. This purchase price consisted of $2,687 in cash, the assumption of $50,654 of nonrecourse debt that bears interest at a stated rate of 8.50% and matures in December 2012 and the issuance of 571,700 special common units in the Operating Partnership at a negotiated economic value of $28,859 ($50.48 per special common unit). The Company recorded a debt premium of $10,552, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The Company recorded the purchase of the 70% joint venture interest based on a purchase price of $80,318. The difference between the announced purchase price and the price at which the acquisition was recorded for financial reporting purposes reflects an additional $96 of transaction costs and a reduction of the value of the special common units from $28,859 to $26,881, or $47.02 per special common unit. The reduction reflects an adjustment to record the issuance of the special common units at their estimated fair value on the date of issuance rather than the economic value negotiated between the parties.

     The special common units issued in the acquisition of Laurel Park Place receive a minimum distribution of $3.03 per unit per year. If the distribution on the common units exceeds $3.03 per unit per year for any period, then the special common units will receive a distribution equal to the amount paid on the common units. Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $3.03 per unit for four consecutive calendar quarters, the special common units will thereafter receive a distribution equal to the amount paid on the common units.

     The Company may elect to acquire the remaining 30% ownership interest in the joint venture, or a portion thereof, at anytime following the acquisition date for a purchase price of $14,000, which will be paid through the issuance of common units of limited partner interest in the Operating Partnership. If the

Company exercises its right to acquire the remaining 30% joint venture interest, or a portion thereof, prior to December 2012, the common units issued will not be entitled to receive distributions until after December 2012. If the Company does not exercise its right to acquire the remaining 30% joint venture interest, then the joint venture partner owning that interest will receive a preferred return equal to the greater of 12% or the 10-year treasury rate plus 800 basis points on the portion of its joint venture interest that has not yet been acquired by the Company. The $14,000 value of the minority partner's interest has been recorded in Accounts Payable and Accrued Liabilities.

     The results of operations of Laurel Park Place have been included in the consolidated financial statements since the date of acquisition. Pro forma financial information reflecting the acquisition of Laurel Park Place has not been provided because the acquisition is not individually material. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Land                                                               $   17,633
Buildings and improvements                                             84,988
Above-market leases                                                     7,754
In-place leases                                                         3,307
                                                                 --------------
   Total assets                                                       113,682
Mortgage note payables assumed                                        (50,654)
Premiums on mortgage note payables assumed                            (10,552)
Below-market leases                                                    (8,951)
Future purchase obligation                                            (14,000)
                                                                 --------------
Net assets acquired                                                 $  29,525
                                                                 ==============

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



                                                        Associated       Community
Three Months Ended June 30, 2005            Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  180,397      $   8,529      $    2,420        $    7,650     $  198,996
Property operating expenses (1)             (57,557)        (2,007)           (743)            4,128        (56,179)
Interest expense                            (44,849)        (1,175)           (703)           (3,528)       (50,255)
Other expense                                     -              -               -            (3,057)        (3,057)
Gain on sales of real estate assets              21              -              93             4,268          4,382
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                   $  78,012      $   5,347      $    1,067        $    9,461         93,887
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (43,339)
General and administrative expense                                                                           (9,234)
Interest income                                                                                               2,594
Equity in earnings of unconsolidated
      affiliates                                                                                              2,683
Minority interest in earnings                                                                               (18,073)
                                                                                                         -----------
Income before discontinued operations                                                                    $   28,518
                                                                                                         ===========
Capital expenditures (2)                  $ 147,162      $   4,163      $      370        $   65,522     $  217,217

                                                        Associated       Community
Three Months Ended June 30, 2004            Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  159,220      $   6,797      $    4,142        $    5,344     $  175,503
Property operating expenses (1)             (51,469)        (1,534)         (1,386)            3,770        (50,619)
Interest expense                            (39,405)        (1,251)           (778)           (1,364)       (42,798)
Other expense                                     -              -               -            (4,923)        (4,923)
Gain on sales of real estate assets             479              -           4,487               (11)         4,955
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                   $  68,825      $   4,012      $    6,465        $    2,816         82,118
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (32,878)
General and administrative expense                                                                           (7,992)
Interest income                                                                                                 706
Equity in earnings of unconsolidated
   affiliates                                                                                                 2,682
Minority interest in earnings                                                                               (19,659)
                                                                                                         -----------
Income before discontinued operations                                                                     $  24,977
                                                                                                         ===========
Capital expenditures (2)                  $ 301,532      $      47      $    1,203        $   22,345      $ 325,127

                                                        Associated       Community
Six Months Ended June 30, 2005              Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  373,903      $  17,018      $    4,093        $   14,887     $  409,901
Property operating expenses (1)            (118,718)        (3,955)         (1,036)            8,069       (115,640)
Interest expense                            (88,337)        (2,467)         (1,418)           (6,954)       (99,176)
Other expense                                     -              -               -            (6,487)        (6,487)
Gain on sales of real estate assets              21              -           1,156             5,919          7,096
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                  $  166,869      $  10,596      $    2,795        $   15,434        195,694
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (84,625)
General and administrative expense                                                                          (18,420)
Loss on impairment of real estate
    assets                                                                                                     (262)
Interest income                                                                                               4,277
Loss on extinguishment of debt                                                                                 (884)
Equity in earnings of unconsolidated
      affiliates                                                                                              5,774
Minority interest in earnings                                                                               (40,296)
                                                                                                         -----------
Income before discontinued operations                                                                    $   61,258
                                                                                                         ===========
Total assets                             $4,742,545      $ 279,178      $   88,653        $  214,548     $5,324,924
Capital expenditures (2)                 $  180,990      $  10,125      $    1,107        $   80,231     $  272,453


                                                        Associated       Community
Six Months Ended June 30, 2004              Malls         Centers         Centers          All Other        Total
--------------------------------------   -----------   ------------     -----------       -----------    -----------
Revenues                                 $  314,042     $   14,988      $    6,849        $   11,783     $  347,662
Property operating expenses (1)            (104,733)        (3,092)         (2,251)            8,538       (101,538)
Interest expense                            (76,671)        (2,514)         (1,518)           (2,529)       (83,232)
Other expense                                     -              -               -            (7,955)        (7,955)
Gain on sales of real estate assets           1,026              -          23,563               191         24,780
                                         -----------   ------------     -----------       -----------    -----------
Segment profit and loss                  $  133,664      $   9,382      $   26,643        $   10,028        179,717
                                         ===========   ============     ===========       ===========
Depreciation and amortization expense                                                                       (65,434)
General and administrative expense                                                                          (16,225)
Interest income                                                                                               1,586
Equity in earnings of unconsolidated
   affiliates                                                                                                 5,546
Minority interest in earnings                                                                               (45,932)
                                                                                                         -----------
Income before discontinued operations                                                                    $   59,258
                                                                                                         ===========
Total assets                             $4,184,680      $ 214,492      $  160,226        $  108,649     $4,668,047
Capital expenditures (2)                 $  523,655      $     433      $    5,605        $   41,053     $  570,746

(1) Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.

(2) Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 6- Earnings Per Share

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

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                       ---------------------------       --------------------------
                                                          2005             2004             2005             2004
                                                       ----------       ----------       ----------      ----------
Weighted average shares outstanding                      62,987           61,488           62,878          61,222
Effect of nonvested stock awards                           (302)            (288)            (311)           (294)
                                                       ----------       ----------       ----------      ----------
Denominator - basic earnings per share                   62,685           61,200           62,567          60,928
Effect of  dilutive  stock  options,  nonvested
   stock  awards and deemed  shares  related to
   deferred compensation plans                            2,319            2,310            2,328           2,444
                                                       ----------       ----------       ----------      ----------
Denominator - diluted earnings per share                 65,004           63,510           64,895          63,372
                                                       ==========       ==========       ==========      ==========

Note 7- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income was equal to net income for the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004.

Note 8- Contingencies

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2005, was $53,200, of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008.

     The Company has guaranteed 100% of the construction debt incurred by Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, to develop Imperial Valley Mall. The total amount outstanding at June 30, 2005, was $54,628. The total commitment under the construction loan is $63,405.

     The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2005, the total amount outstanding on these bonds was $18,623.

Note 9 - Stock-Based Compensation

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

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in the three months ended June 30, 2005 and 2004, and the six months ended June 30, 2005 and 2004, is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                             Three Months Ended June 30,     Six Months Ended June 30,
                                                             ---------------------------    -------------------------
                                                                 2005           2004            2005           2004
                                                             ------------    -----------    -----------    ----------
Net income available to common shareholders, as reported        $20,783        $21,708        $46,154         $51,897
Stock-based  compensation  expense  included in reported
     net income available to common shareholders                    794            192          1,936           1,185
Total stock-based compensation expense determined under
     fair value method                                             (914)          (320)        (2,161)         (1,440)
                                                              ------------    -----------    -----------    ----------
Pro forma net income available to common shareholders           $20,663        $21,580        $45,929         $51,642
                                                              ============    ===========    ===========    ==========
Net income available to common shareholders per share:
   Basic, as reported                                            $ 0.33        $  0.35        $  0.74         $  0.85
                                                              ============    ===========    ===========    ==========
   Basic, pro forma                                              $ 0.33        $  0.36        $  0.73         $  0.85
                                                              ============    ===========    ===========    ==========
   Diluted, as reported                                          $ 0.32        $  0.34        $  0.71         $  0.82
                                                              ============    ===========    ===========    ==========
   Diluted, pro forma                                            $ 0.32        $  0.34        $  0.71         $  0.82
                                                              ============    ===========    ===========    ==========

Note 10 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the six months ended June 30, 2005 and 2004:

                                                                     Six Months Ended
                                                                         June 30,
                                                                   -----------------------
                                                                       2005        2004
                                                                   ----------- -----------
Debt assumed to acquire property interests, including premiums     $   61,206  $  144,618
                                                                   =========== ===========
Debt consolidated from application of FASB Interpretation No. 46   $        -  $   38,417
                                                                   =========== ===========
Minority interest issued in acquisition of real estate assets      $   26,881  $        -
                                                                   =========== ===========
Debt assumed by buyer on sales of real estate assets               $   12,141  $        -
                                                                   =========== ===========

Note 11 - Discontinued Operations

     In March 2005, the Company sold five community centers for an aggregate sales price of $12,100. The Company previously recognized an aggregate loss on impairment of real estate assets of $617 on these community centers in December 2004 and recognized an additional loss on impairment of $32 during the three months ended March 31, 2005. Total revenues for these community centers were $4 and $919 for the three months ended June 30, 2005 and 2004, respectively, and $843 and $1,910 for the six months ended June 30, 2005 and 2004, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations.

Note 12 - Recent Accounting Pronouncements

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

Note 13 - Subsequent Events

Galileo America Joint Venture
-----------------------------

     On July 19, 2005, the Company entered into a definitive agreement to transfer its 8.4% ownership interest in Galileo America to Galileo America in exchange for Galileo America's interest in two community centers: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. The two properties have a fair value of $60,000. The Company will have the right to put its interest in these two properties to Galileo at any time for one year following the closing for $60,000 in cash, as well as additional property at Springdale Center that the Company currently holds in a ground lease for $3,000 in cash. The Company will recognize a gain of $41,300 on the exchange of its interest in Galileo America for the two community centers, which represents the difference between the fair value of the two community centers and the carrying value of the Company's investment in Galileo America.

     The Company has also entered into a definitive agreement to sell all management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. ("New Plan") for $22,000 in cash, of which the entire amount will be recognized as gain on the sale of the contracts. New Plan also has the right, at anytime after November 22, 2007, to purchase the Company's management and advisory rights in nine additional properties that were recently acquired by Galileo America from unrelated parties for $7,000 in cash. The Company will pay New Plan $1,925 to assume the remaining obligations of $3,971 under the Company's master lease arrangements with Galileo America, which will result in a gain of $2,046.

     The Company will also receive from Galileo America an acquisition fee of $8,000 upon the closing of Galileo America's acquisition of a portfolio of properties from New Plan. Additionally, the Company will receive $1,000 per year for the three years following the closing date for advisory services to be provided to Galileo America. The Company will recognize fee income for these amounts as they are earned.

     These transactions are expected to close in the quarter ending September 30, 2005.

Acquisition
-----------

     On July 14, 2005, the Company purchased The Mall of Acadiana, a super-regional mall in Lafayette, LA, for a cash purchase price of $175,000. The Company also entered into 10-year lease agreements for land adjacent to The Mall of Acadiana, which provide the Company the right to purchase the land at anytime during the lease term for a cash purchase price of $3,200. After the first year of the lease terms, the seller may put the land to the Company for $3,200. The Company also obtained an option to acquire an additional adjacent tract of land for a cash purchase price of $3,200.

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

     As of June 30, 2005, we owned controlling interests in 65 regional malls, 26 associated centers (each adjacent to a regional shopping mall), four community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of June 30, 2005, we owned non-controlling interests in six regional malls, two associated centers and 54 community centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had five mall expansions, two open-air shopping centers, two community centers and one community center expansion under construction at June 30, 2005. We also hold options to acquire certain development properties owned by third parties.

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

RESULTS OF OPERATIONS

     The following significant transactions impact both the comparison of the results of operations for the three months ended June 30, 2005 to the results of operations for the three months ended June 30, 2004 and the comparison of the results of operations for the six months ended June 30, 2005 to the results of operations for the six months ended June 30, 2004:

|X| The acquisition of nine malls and two associated centers and the opening of two malls and one associated center since January 1, 2004 (collectively referred to as the "New Properties"). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been open for one complete calendar year. The New Properties are as follows:

     Project Name                             Location                            Date Acquired / Opened
     -------------------------------------    --------------------------------    ---------------------------
     Acquisitions:
     -------------
     Honey Creek Mall                         Terre Haute, IN                     March 2004
     Volusia Mall                             Daytona Beach, FL                   March 2004
     Greenbrier Mall                          Chesapeake, VA                      April 2004
     Chapel Hill Mall                         Akron, OH                           May 2004
     Chapel Hill Suburban                     Akron, OH                           May 2004
     Park Plaza Mall                          Little Rock, AK                     June 2004
     Monroeville Mall                         Monroeville, PA                     July 2004
     Monroeville Annex                        Monroeville, PA                     July 2004
     Northpark Mall                           Joplin, MO                          November 2004
     Mall del Norte                           Laredo, TX                          November 2004
     Laurel Park Place                        Livonia, MI                         June 2005


     Developments:
     -------------
     Coastal Grand-Myrtle Beach (50/50        Myrtle Beach, SC                    March 2004
     joint venture)
     The Shoppes at Panama City               Panama City, FL                     March 2004
     Imperial Valley Mall (60/40 joint        El Centro, CA                       March 2005
     venture)

|X| In January 2005, two power centers, one community center and one community center expansion were sold to Galileo America LLC ("Galileo America"). Since we have a continuing involvement with these properties through our ownership interest in Galileo America and the agreement under which we will be the exclusive manager of the properties, the results of operations of these properties have not been reflected in discontinued operations. Therefore, the three months ended June 30, 2005, do not include a significant amount of revenues and expenses related to these properties, whereas the three months ended June 30, 2004 include a full period of revenues and expenses related to these properties.

|X| Properties that were in operation as of January 1, 2004 and June 30, 2005 are referred to as the "Comparable Properties."

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004

Revenues

     The $23.5 million increase in revenues resulted primarily from increases of $19.4 million attributable to the New Properties and $4.6 million from the Comparable Properties. The increase in revenues from the Comparable Properties was attributable to our achieving higher occupancy combined with an increase in average base rents from new and renewal leasing activity, percentage rents and specialty income.

     Our cost recovery ratio improved to 103.8% for the three months ended June 30, 2005, compared to 99.8% for the three months ended June 30, 2004. This increase was driven by (i) an increase in total portfolio occupancy to 91.9% at June 30, 2005 compared to 91.1% at June 30, 2004 and (ii) increased profitability related to utility reimbursements from tenants at the New Properties and certain existing malls due to the implementation of efficiency optimizing utility systems.

     The increase in revenues was offset slightly by a decrease in revenues of $1.7 million related to the properties that were sold to the Galileo America joint venture in January 2005.

     Management, development and leasing fees increased $2.1 million, primarily as a result of an increase in management, leasing and acquisition fees from Galileo America, which is directly related to the growth in Galileo America's portfolio.

     Other revenues decreased $0.9 million as a result of a reduction in revenues of our taxable REIT subsidiary.

Expenses

     The $5.6 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $6.2 million attributable to the New Properties, which was offset by a decrease of $0.6 million from the properties that were sold to the Galileo America joint venture in January 2005.

     The $10.5 million increase in depreciation and amortization expense resulted from increases of $6.3 million from the New Properties and $4.2 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $1.2 million primarily as a result of annual increases in salaries and benefits of existing personnel, the addition of new personnel to support our growth and professional fees. As a percentage of total revenues, general and administrative expenses were relatively flat at 4.6% of total revenues for both the three months ended June 30, 2005 and 2004.

     Other expense decreased $1.9 million due to a decrease of $1.2 million in write-offs of abandoned development projects and a decrease of $0.7 million in the operating expenses of our taxable REIT subsidiary.

Other Income and Expenses

     The increase in interest income of $1.9 million results primarily from interest income on advances that were made to the joint venture that owns Imperial Valley Mall for the purpose of funding development costs.

     Interest expense increased by $7.5 million primarily due to the additional debt associated with the New Properties as well as an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets of $4.4 million in the three months ended June 30, 2005 was related to sales of five outparcels at Southaven Towne Center. The gain on sales of $5.0 million in the three months ended June 30, 2004 related to (i) a $4.5 million gain related to our being released from obligations under our master lease arrangement with Galileo America as a result of leasing activity at community centers that were sold to Galileo America in previous periods and (ii) $0.5 million on the sales of two outparcels.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates was flat in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The opening of Imperial Valley Mall, along with outparcel sales at Imperial Valley Mall, resulted in increases in equity in earnings of unconsolidated affiliates during the three months ended June 30, 2005. However, these increases were offset primarily by reductions in our share of the earnings of Coastal Grand-Myrtle Beach due to the mortgage loan that was placed on that property in September 2004, which is at a fixed interest rate that is higher than the previous variable rate loan.

Discontinued Operations

     Discontinued operations in the three months ended June 30, 2005 represent the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the three months ended June 30, 2004 represent the results of operations for five community centers located in Michigan that were sold during the first quarter of 2005 and the true-up of estimated expenses to actual amounts for properties sold during previous periods.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004

Revenues

     The $62.2 million increase in revenues resulted primarily from increases of $48.0 million attributable to the New Properties and $14.4 million from the Comparable Properties. The increase in revenues from the Comparable Properties was attributable to our achieving higher occupancy combined with an increase in average base rents from new and renewal leasing activity, percentage rents and specialty income.

     Our cost recovery ratio improved to 103.0% for the six months ended June 30, 2005, compared to 97.0% for the six months ended June 30, 2004. This increase was driven by (i) an increase in total portfolio occupancy to 91.9% at June 30, 2005 compared to 91.1% at June 30, 2004, (ii) increased profitability related to utility reimbursements from tenants at the New Properties and certain existing malls due to the implementation of efficiency optimizing utility systems and (iii) a $3.2 million improvement in bad debt expenses and other charges against revenues, as we recognized a net $0.3 million in the six months ended June 30, 2005 for recoveries of accounts receivable that were previously reserved for, compared with total bad debt expense and other charges against revenues of $2.9 million in the six months ended June 30, 2004.

     The increase in revenues was offset slightly by a decrease in revenues of $3.6 million related to properties that were sold to the Galileo America joint venture in January 2005.

     Management, development and leasing fees increased $3.3 million, primarily as a result of an increase in management and leasing fees from Galileo America, which is directly related to the growth in Galileo America's portfolio.

     Other revenues increased $0.1 million as a result of growth in our taxable REIT subsidiary.

Expenses

     The $14.1 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $15.9 million attributable to the New Properties, which was offset by decreases of $1.1 million from the properties that were sold to the Galileo America joint venture in January 2005 and $0.7 million from the Comparable Properties.

     The $19.2 million increase in depreciation and amortization expense resulted from increases of $13.5 million from the New Properties and $5.7 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $2.2 million primarily as a result of annual increases in salaries and benefits of existing personnel and the addition of new personnel.

     Other expense decreased $1.5 million due to a decrease of $1.5 million in write-offs of abandoned development projects.

Other Income and Expenses

     The increase in interest income of $2.7 million results primarily from interest income on advances that were made to the joint venture that owns Imperial Valley Mall for the purpose of funding development costs.

     Interest expense increased by $15.9 million primarily due to the additional debt associated with the New Properties as well as an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

Gain on Sales of Real Estate Assets

     Gain on sales of real estate assets of $7.1 million in the six months ended June 30, 2005 was related to a gain of $6.1 million from sales of seven outparcels and a gain of $1.0 million from the recognition of deferred gain related to properties that were previously sold to Galileo America. The gain on sales of $24.8 million in the six months ended June 30, 2004 resulted primarily from the sale of community centers to Galileo America.

Equity in Earnings of Unconsolidated Affiliates

     Although Coastal Grand-Myrtle Beach and Imperial Valley Mall were opened in March 2004 and March 2005, respectively, equity in earnings only increased by $0.2 million because the increase from the equity in earnings of these properties was mostly offset by interest expense on the debt related to these properties. Prior to the opening of these properties, interest costs on the related construction debt was capitalized rather than expensed.

Discontinued Operations

     Discontinued operations in the six months ended June 30, 2005 are related to five community centers located throughout Michigan that were sold in March 2005. Discontinued operations in the six months ended June 30, 2004 represent the results of operations for the same five properties and the true up of estimated expenses to actual amounts for properties sold during previous periods.

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

     We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Parkway Place in Huntsville, AL, which opened in October 2002; Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; and Imperial Valley Mall in El Centro, CA, which opened in March 2005.

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                 Six Months Ended June 30,
                                              ---------------------------------
                                                    2005             2004
                                              ----------------- ---------------
Malls                                               91.0%           91.2%
Associated centers                                   4.2%            4.3%
Community centers                                    1.0%            2.0%
Mortgages, office building and other                 3.8%            2.5%

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls increased by 3.4% on a comparable per square foot basis for the six months ended June 30, 2005. Mall store sales increased by 1.9% on a comparable per square foot basis to $318.75 per square foot for the trailing twelve months ended June 30, 2005, from $312.81 per square foot for the trailing twelve months ended June 30, 2004.

     Occupancy costs as a percentage of sales for the stabilized malls were 13.7% and 13.8% for the six months ended June 30, 2005 and 2004, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                        At June 30,
                                           -------------------------------------
                                                  2005               2004
                                           ------------------ ------------------
Total portfolio occupancy                        91.9%               91.1%
Total mall portfolio                             91.9%               91.1%
     Stabilized malls                            92.2%               91.4%
     Non-stabilized malls                        84.1%               85.1%
Associated centers                               93.8%               89.3%
Community centers*                               81.1%               92.6%

* Excludes the community centers that were contributed to the Galileo America joint venture Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                         At June 30,
                                           -------------------------------------
                                                 2005               2004
                                           ------------------ ------------------
Stabilized malls                                 $25.62             $25.26
Non-stabilized malls                              28.04              27.01
Associated centers                                10.19               9.70
Community centers *                               14.70               7.99

* Excludes the community centers that were contributed to the Galileo America joint venture.

     The following table shows the positive results we achieved in increasing the initial and average base rents through new and renewal leasing during the second quarter of 2005 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

                                         Base Rent
                                            Per       Initial Base                 Average Base
                                        Square Foot      Rent Per                    Rent Per
                                        Prior Lease    Square Foot     % Change     Square Foot     % Change
                          Square Feet       (1)       New Lease (2)    Initial     New Lease (3)     Average
                          ------------- ------------  -------------    --------   --------------   -----------
Quarter:
Stabilized Malls              472,356       $24.80        $27.70         11.7%         $28.46          14.8%
Associated centers             22,867        16.18         18.37         13.5%          18.63          15.1%
Community centers (4)          27,300        18.52         18.63          0.6%          18.63           0.6%
Other                               -            -             -             -              -              -
                              522,523       $24.09        $26.82         11.3%         $27.52          14.2%

Year-To-Date:
Stabilized Malls            1,160,662       $24.50        $25.86          5.5%         $26.49           8.1%
Associated centers             49,333        13.85         17.53         26.6%          17.86          29.0%
Community centers (4)          38,500        15.51         15.64          0.8%          15.67           1.0%
Other                           3,087        20.83         24.35         16.9%          24.97          19.9%
                            1,251,582       $23.80        $25.21          6.0%         $25.81           8.5%

(1)  Represents the rent that was in place at the end of the lease term.
(2)  Represents  the rent in place at beginning of the lease terms.
(3)  Average base rent over the term of the new lease.
(4) Excludes the community centers that were sold to the Galileo America joint venture.

LIQUIDITY AND CAPITAL RESOURCES

     There was $37.9 million of cash and cash equivalents as of June 30, 2005, an increase of $12.1 million from December 31, 2004. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities increased by $21.9 million to $172.0 million, which was primarily due to the incremental operations of the New Properties plus improvements in the operations of the Comparable Properties.

Debt

     During the six months ended June 30, 2005, we borrowed $122.9 million under mortgage and other notes payable and paid $81.2 million to reduce outstanding borrowings under mortgage and other notes payable. We also assumed $61.2 million, including a debt premium of $10.6 million, in connection with the acquisition of Laurel Park Place.

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                             Weighted
                                                                                                             Average
                                                              Minority      Unconsolidated                   Interest
                                              Consolidated     Interests       Affiliates       Total         Rate(1)
                                              ------------- ---------------- --------------- ------------- ---------------
June 30, 2005:
Fixed-rate debt:
     Non-recourse loans on operating
         properties                             $2,778,311     $ (52,436)     $  121,715      $2,847,590      6.36%
                                              ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
     Recourse term loans on operating
         properties                                189,150             -          87,167         276,317      4.24%
     Construction loans                             25,095             -               -          25,095      4.52%
     Lines of credit                               466,285             -               -         466,285      4.26%
                                              ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                      680,530             -          87,167         767,697      4.26%
                                              ------------- ---------------- --------------- ------------- ---------------
Total                                           $3,458,841     $ (52,436)     $  208,882      $3,615,287      5.91%
                                              ============= ================ =============== ============= ===============

                                                                                                             Weighted
                                                                                                             Average
                                                              Minority      Unconsolidated                   Interest
                                             Consolidated     Interests       Affiliates       Total         Rate(1)
                                             ------------- ---------------- --------------- ------------- ---------------
December 31, 2004:
Fixed-rate debt:
     Non-recourse loans on operating
        properties                             $2,688,186      $ (52,914)     $  104,114      $2,739,386      6.35%
                                             ------------- ---------------- --------------- ------------- ---------------
Variable-rate debt:
     Recourse term loans on operating
        properties                                207,500              -          29,415         236,915      3.40%
     Construction loans                            14,593              -          39,493          54,086      4.05%
     Lines of credit                              461,400              -               -         461,400      3.37%
                                             ------------- ---------------- --------------- ------------- ---------------
     Total variable-rate debt                     683,493              -          68,908         752,401      3.44%
                                             ------------- ---------------- --------------- ------------- ---------------
Total                                          $3,371,679      $ (52,914)     $  173,022      $3,491,787      5.72%
                                             ============= ================ =============== ============= ===============

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

     In February 2005, we amended one of our secured credit facilities to increase the total availability from $80.0 million to $100.0 million and to extend the maturity by one year to June 2007. The interest rate remained at LIBOR plus 1.00%.

     We have four secured credit facilities with total availability of $503.0 million, of which $465.3 million was outstanding as of June 30, 2005. The secured credit facilities bear interest at LIBOR plus 100 basis points.

     We have one unsecured credit facility with total availability of $400.0 million, of which $1.0 million was outstanding as of June 30, 2005. The unsecured credit facility bears interest at LIBOR plus a margin of 100 to 145 basis points based on our leverage.

     We also have secured and unsecured lines of credit with total availability of $27.1 million that can only be used to issue letters of credit. There was $8.9 million outstanding under these lines at June 30, 2005.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at June 30, 2005. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At June 30, 2005, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $597.3 million of debt that is scheduled to mature before June 30, 2006. There are extension options in place that will extend the maturity of $557.3 million of this debt beyond March 31, 2006. Of the remaining $40.0 million of maturing loans, we obtained an extension for $10,000 subsequent to June 30, 2005 and expect to either retire or refinance the remaining $30.0 million of maturing loans.

Equity

     At our Annual Meeting of Shareholders on May 9, 2005, our shareholders approved an increase in the authorized shares of the common stock under our amended and restated certificate of incorporation to 180,000,000 shares from 95,000,000 shares. On May 10, 2005, the Board of Directors approved a two-for-one stock split of our common stock, which was effected in the form of a stock dividend. The record date for the stock split was June 1, 2005, and the distribution date was June 15, 2005. We retained the current par value of $0.01 per share for all shares of common stock. The Operating Partnership currently has common units and special common units of limited partner interest outstanding that may be exchanged by their holders, under certain circumstances, for shares of common stock on a one-for-one basis. These common units and special common units were also split on a two-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of our common stock. All references to numbers of common shares and per share data in the accompanying consolidated financial statements, the notes thereto and this quarterly report have been adjusted to reflect the stock split on a retroactive basis. Shareholders' equity reflects the stock split through a reclassification of $0.3 million from Additional Paid-In Capital to Common Stock, which represents the par value of the additional shares resulting from the split.

     During the six months ended June 30, 2005, we received $5.7 million in proceeds from issuances of common stock related to exercises of employee stock options and our dividend reinvestment plan.

     During the six months ended June 30, 2005, we paid dividends of $66.9 million to holders of our common stock and our preferred stock, as well as $44.3 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which approximately $272.0 million was available at June 30, 2005.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at June 30, 2005 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units              115,162             $43.07          $ 4,960,027
8.75% Series B Cumulative Redeemable Preferred Stock        2,000              50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock          460             250.00              115,000
7.375% Series D Cumulative Redeemable Preferred
Stock                                                         700             250.00              175,000
                                                                                            -----------------
Total market equity                                                                             5,350,027
Company's share of total debt                                                                   3,615,287
                                                                                            -----------------
Total market capitalization                                                                    $8,965,314
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           40.3%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on June 30, 2005. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

     As of June 30, 2005, our variable rate debt of $767.7 million represents 8.6% of our total market capitalization and 21.2% of our share of total consolidated and unconsolidated debt.

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

     The following development projects are under construction (dollars in thousands):

                                                                                     Our Share
                                                                                      of Costs
                                                                                      Incurred
                                                            Project    Our Share        as of
                                                             Square      Of Total      June 30,        Projected       Initial
           Property                      Location             Feet        Costs         2005        Opening Date       Yield
------------------------------       -------------------   ----------  ------------  ------------  ---------------    ---------
Mall Expansions:
Citadel Mall                         Charleston, SC           46,000       $ 6,545        $5,000      August-05         9%
Stroud Mall                          Stroudsburg, PA           4,500         1,326           231    September-05        9%
                                     Fairview   Heights,
St. Clair Square                     IL                        8,500         2,794         1,700    September-05        9%
Fayette Mall                         Lexington, KY           144,000        22,961        11,032     October-05         11%
Burnsville Center                    Burnsville, MN          146,000        24,612         6,080    Nov-05/Mar-06       9%

Open-Air Centers:
Southaven Towne Center               Southaven, MS           437,600        43,238        28,860     October-05         10%
Gulf Coast Town Center               Ft. Myers, FL           445,000        71,806        47,799     October-05         9%

Community Centers:
Cobblestone Village at Royal Palm    Royal Palm, FL          225,000        10,029         8,719    September-05        9%
Chicopee Marketplace                 Chicopee, MA            156,000        20,360        12,726    September-05        9%

Community Center Expansion:
Fashion Square                       Orange Park, FL          18,000         3,278           886    September-05       10%
                                                           ----------  ------------  ------------
                                                           1,630,600      $206,949      $123,033
                                                           ==========  ============  ============

     There is a construction loan in place for the costs of Southaven Towne Center. The costs of the remaining projects will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Acquisitions

     Effective June 1, 2005, the Company acquired a 70% joint venture interest in Laurel Park Place, a regional mall in Livonia, MI, at a negotiated purchase price of $82.2 million. This purchase price consisted of $2.7 million in cash, the assumption of $50.6 million of nonrecourse debt that bears interest at a stated rate of 8.50% and matures in December 2012 and the issuance of 571,700 special common units in the Operating Partnership at a negotiated economic value of $28.9 million ($50.48 per special common unit). The Company recorded a debt premium of $10.6 million, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The Company recorded the purchase of the 70% joint venture interest based on a purchase price of $80.3 million. The difference between the announced purchase price and the price at which the acquisition was recorded for financial reporting purposes reflects an additional $0.1 million of transaction costs and a reduction of the value of the special common units from $28.9 million to $26.9 million, or $47.02 per special common unit. The reduction reflects an adjustment to record the issuance of the special common units at their estimated fair value on the date of issuance rather than the economic value negotiated between the parties.

     See Note 4 to the accompanying consolidated financial statements for more information related to the purchase of Laurel Park Place.

     On July 14, 2005, we purchased The Mall of Acadiana, a super-regional mall in Lafayette, LA, for a cash purchase price of $175.0 million. We also entered into 10-year lease agreements for land adjacent to The Mall of Acadiana, which provide us the right to purchase the land at anytime during the lease term for a cash purchase price of $3.2 million. After the first year of the lease terms, the seller may put the land to us for $3.2 million Additionally, we obtained an option to acquire an additional adjacent tract of land for a cash purchase price of $3.2 million.

Dispositions

     We received a total of $58.2 million in cash proceeds from the sales of real estate assets during the six months ended June 30, 2005. The third phase of the joint venture transaction with Galileo America, which is discussed in Note 2 to the unaudited consolidated financial statements, closed on January 5, 2005 and generated net cash proceeds of $42.5 million. We received $8.2 million in cash proceeds and issued a note receivable for $2.6 million from the sale of five community centers that are located in Michigan. We also received $7.5 million in cash proceeds from the sales of seven outparcels.

     On July 19, 2005, we entered into definitive agreements to transfer our 8.4% ownership interest in Galileo America to Galileo America and to sell all management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. See Note 13 to the accompanying consolidated financial statements for a more detailed description of these transactions.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $20.2 million during the six months ended June 30, 2005 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $9.3 million for the six months ended June 30, 2005 and included $4.9 million for roof repairs and replacements, $1.9 million for resurfacing and improved lighting of parking lots and $2.5 million for other capital expenditures. Renovation expenditures were $9.5 million for the six months ended June 30, 2005.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. See
Note 2 to the unaudited consolidated financial statements for a description of the loss on impairment of real estate assets of $0.3 million that was recorded in the six months ended June 30, 2005. There were no impairment charges in the three months ended June 30, 2005 and 2004 or in the six months ended June 30, 2004.

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

     FFO increased 21.0% for the three months ended June 30, 2005 to $83.2 million compared to $68.7 million for the same period in 2004. FFO increased 24.0% for the six months ended June 30, 2005 to $171.7 million compared to $138.4 million for the same period in 2004. The New Properties generated 90% and 77% of the growth in FFO in the three-month and six-month periods, respectively. Consistently high portfolio occupancy and recoveries of operating expenses as well as increases in rental rates from renewal and replacement leasing accounted for the remaining 10% and 23% growth in FFO in the three-month and six-month periods, respectively.

The calculation of FFO is as follows (in thousands):

                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                              --------------------------    -------------------------
                                                                  2005           2004           2005          2004
                                                              -------------  -----------    ------------  -----------
Net income available to common shareholders                   $   20,783      $  21,708     $  46,154      $  51,897
Depreciation and amortization from:
    Consolidated properties                                       43,339         32,878        84,625         65,434
    Unconsolidated affiliates                                      2,210          1,547         3,920          2,743
    Discontinued operations                                           --            156            --            345
Minority interest in earnings of operating partnership            16,895         17,840        37,721         42,874
Minority investors' share of depreciation and
     amortization in shopping center properties                     (289)          (304)         (651)          (597)
(Gain) loss on disposal of:
    Operating real estate assets                                     397         (4,484)          174        (23,565)
    Discontinued operations                                           54           (525)           86           (520)
Depreciation and amortization of non-real estate assets             (186)           (78)         (365)          (213)
                                                              -------------  -----------    ------------  -----------
Funds from operations                                          $  83,203      $  68,738     $ 171,664      $ 138,398
                                                              =============  ===========    ============  ===========
Diluted weighted average shares and potential dilutive
    common shares with operating partnership
    units fully converted                                        116,452        113,802       116,251        113,664

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk on our debt obligations and derivative financial instruments. We may elect to use derivative financial instruments to manage our exposure to changes in interest rates, but will not use them for speculative purposes. Our interest rate risk management policy requires that derivative instruments be used for hedging purposes only and that they be entered into only with major financial institutions based on their credit ratings and other factors.

     Based on our proportionate share of consolidated and unconsolidated variable rate debt at June 30, 2005, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $3.8 million and, after the effect of capitalized interest, annual earnings by approximately $3.7 million.

     Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2005, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $55.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $57.2 million.

     We did not have any derivative financial instruments during the six months ended June 30, 2005 or at June 30, 2004.

ITEM 4:  Controls and Procedures

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of its effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As of the end of the period covered by this quarterly report, an evaluation, under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision of our Chief Executive Officer and Chief
Financial  Officer  and  with  the  participation  of  our  management,  of  the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2005:

                                                                                        Maximum Number
                                                    Average        Total Number of            of
                                 Total Number        Price       Shares Purchased as   Shares That May Yet
                                  of Shares        Paid per       Part of a Publicly      Be Purchased
         Period                 Purchased (1)      Share (2)         Announced Plan      Under the Plan
         ------                 -------------      ---------       ------------------- --------------------
         April 1-30, 2005             --                --                  --                     --

         May 1-31, 2005             5,538           $39.289                 --                     --

         June 1-30, 2005              --                --                  --                     --
                                --------------- ---------------- --------------------- ---------------------

         Total                      5,538           $39.289                 --                     --
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

ITEM 3:  Defaults Upon Senior Securities

         None

ITEM 4:  Submission of Matters to a Vote of Security Holders

         We held our Annual Meeting of Shareholders on May 9, 2005. The matters that were submitted to a vote of shareholders and the related results are as follow:

          1. The following directors were re-elected to three-year terms that expire in 2008:

               |X| Charles B. Lebovitz (19,569,194 votes for and 8,300,548 votes against or withheld)

               |X| Claude M. Ballard (26,906,353 votes for and 963,389 votes against or withheld)

               |X| Gary L. Bryenton (19,135,542 votes for and 8,734,200 votes against or withheld)

               |X| Leo Fields (20,104,663 votes for and 7,765,079 votes against or withheld)

               The  following   additional   directors  are  presently   serving
               three-year terms, which continue beyond the 2005 Annual Meeting of Shareholders:

               |X|  John N. Foy (term expires in 2006),

               |X|  Martin J. Cleary (term expires in 2006),

               |X|  Matthew S. Dominski (term expires in 2006),

               |X|  Winston W. Walker (term expires in 2007), and

               |X|  Stephen D. Lebovitz (term expires in 2007).

               2. The amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock, par value $.01 per share, from 95,000,000 to 180,000,000 shares was approved (25,711,651 votes for and 2,158,085 votes against, abstentions or broker non-votes).

               3. Deloitte & Touche was ratified as our independent public accountants for our fiscal year ending December 31, 2005 (26,746,997 votes for and 1,122,744 votes against or abstentions).


ITEM 5:  Other Information

         None

ITEM 6:  Exhibits

     3.6 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 10, 2005.

     3.7 Amended and Restated Certificate of Incorporation of the Company, as amended through May 10, 2005.

   10.1.5 Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership, dated as of June 1, 2005.

   10.1.6 Third Amended and Restated Agreement of Limited Partnership of CBL & Associates Properties, Inc., dated June 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 21, 2005.)

   10.5.9 Form of Stock Restriction Agreement for restricted stock awards in 2004 and subsequent years. (Incorporated by reference to Exhibit
          10.5.9 to the Company's Current Report on Form 8-K, filed on May 13, 2005.)

   10.7.6 Summary Description of May 9, 2005 Compensation Committee Action Confirming 2005 Executive Base Salary Levels. +

   10.7.7 Summary Description of May 9, 2005 Compensation Committee Action Approving 2005 Executive Bonus Opportunities.+

    10.21 Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005.

    10.22 Master Transaction Agreement by and among REJ Realty LLC, JG Manager LLC, JG Gulf Coast Member LLC, JG Gulf Coast Town Center LLC, CBL & Associates Limited Partnership and CBL/Gulf Coast, LLC, dated April 27, 2005.

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

     32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 9, 2005

                                INDEX TO EXHIBITS


Exhibit
Number    Description
--------  -----------

     3.6 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 10, 2005.

     3.7 Amended and Restated Certificate of Incorporation of the Company, as amended through May 10, 2005.

   10.1.5 Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership, dated as of June 1, 2005.

   10.1.6 Third Amended and Restated Agreement of Limited Partnership of CBL & Associates Properties, Inc., dated June 15, 2005. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 21, 2005.)

   10.5.9 Form of Stock Restriction Agreement for restricted stock awards in 2004 and subsequent years. (Incorporated by reference to Exhibit
          10.5.9 to the Company's Current Report on Form 8-K, filed on May 13, 2005.)+

   10.7.6 Summary Description of May 9, 2005 Compensation Committee Action Confirming 2005 Executive Base Salary Levels.+

   10.7.7 Summary Description of May 9, 2005 Compensation Committee Action Approving 2005 Executive Bonus Opportunities.+

    10.21 Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005.

    10.22 Master Transaction Agreement by and among REJ Realty LLC, JG Manager LLC, JG Gulf Coast Member LLC, JG Gulf Coast Town Center LLC, CBL & Associates Limited Partnership and CBL/Gulf Coast, LLC, dated April 27, 2005.

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

     32.2 Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     + A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.