Form 10-Q
period 2005-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2005-11-09
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                           COMMISSION FILE NO. 1-12494


                        CBL & ASSOCIATES PROPERTIES, INC.
             (Exact Name of registrant as specified in its charter)

                    DELAWARE                                   62-1545718
 (State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification Number)

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

                       YES      |X|            NO       |_|

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

                       YES      |_|            NO       |X|

As of November 4, 2005, there were 63,743,459 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.



PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements................................................3
          Consolidated Balance Sheets.........................................4
          Consolidated Statements of Operations...............................5
          Consolidated Statements of Cash Flows...............................6
          Notes to Unaudited Consolidated Financial Statements................8
ITEM 2:  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................20
ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk..........37
ITEM 4:  Controls and Procedures.............................................37


   PART II - OTHER INFORMATION...............................................38


ITEM 1:     Legal Proceedings................................................38
ITEM 2:     Unregistered Sales of Equity Securities and Use of Proceeds......38
ITEM 3:     Defaults Upon Senior Securities..................................38
ITEM 4:     Submission of Matters to a Vote of Security Holders..............38
ITEM 5:     Other Information................................................38
ITEM 6:     Exhibits.........................................................38


   SIGNATURE.................................................................40

                        CBL & Associates Properties, Inc.



ITEM 1:   Financial Statements

     The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These  financial  statements  should  be read  in  conjunction  with  CBL &
Associates Properties, Inc.'s audited financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2004.

                        CBL & Associates Properties, Inc.

                           Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                 September 30,           December 31,
                                                                                    2005                    2004
                                                                              -----------------        ---------------
ASSETS
Real estate assets:
  Land..............................................................          $       702,250          $     659,782
  Buildings and improvements........................................                5,066,292              4,670,462
                                                                              -----------------        ---------------
                                                                                    5,768,542              5,330,244
    Less accumulated depreciation...................................                (683,390)              (575,464)
                                                                              -----------------        ---------------
                                                                                    5,085,152              4,754,780
  Real estate assets held for sale, net.............................                        -                 61,607
  Developments in progress..........................................                  216,318                 78,393
                                                                              -----------------        ---------------
    Net investment in real estate assets............................                5,301,470              4,894,780
Cash and cash equivalents...........................................                   36,802                 25,766
Receivables:
  Tenant, net of allowance for doubtful accounts of $3,439 in
     2005 and $3,237 in 2004........................................                   41,232                 38,409
  Other.............................................................                    3,915                 13,706
Mortgage and other notes receivable.................................                   18,104                 27,804
Investments in unconsolidated affiliates............................                   80,059                 84,782
Other assets........................................................                  140,507                119,253
                                                                              -----------------        ---------------
                                                                              $     5,622,089          $   5,204,500
                                                                              =================        ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................          $     3,664,086          $   3,359,466
Mortgage notes payable on real estate assets held for sale..........                        -                 12,213
Accounts payable and accrued liabilities............................                  247,273                212,064
                                                                              -----------------        ---------------
  Total liabilities.................................................                3,911,359              3,583,743
                                                                              -----------------        ---------------
Commitments and contingencies (Notes 2, 3, and 8) ..................
Minority interests..................................................                  606,179                566,606
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
        2,000,000 shares outstanding in 2005 and 2004...............                       20                     20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2005 and 2004................                        5                      5
  7.375% Series D Cumulative Redeemable Preferred Stock,
         700,000 shares outstanding in 2005 and 2004................                        7                      7
  Common stock, $.01 par value, 180,000,000 shares authorized,
         63,557,518 and 62,667,104 shares issued and outstanding
         in 2005 and 2004, respectively.............................                      636                    626
  Additional paid - in capital......................................                1,052,988              1,025,479
  Deferred compensation.............................................                  (9,691)                (3,081)
  Other comprehensive income........................................                      310                      -
  Retained earnings.................................................                   60,276                 31,095
                                                                              -----------------        ---------------
    Total shareholders' equity......................................                1,104,551              1,054,151
                                                                              -----------------        ---------------
                                                                              $     5,622,089          $   5,204,500
                                                                              =================        ===============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended           Nine Months Ended
                                                                             September 30,               September 30,
                                                                      ---------------------------   --------------------------
                                                                          2005           2004         2005          2004
                                                                      --------------  -----------   -----------  -------------
REVENUES:
Minimum rents.........................................................     $136,676     $ 120,859    $ 394,485      $ 342,796
Percentage rents......................................................        3,114         2,290       12,972         10,447
Other rents...........................................................        2,400         2,084        8,320          7,326
Tenant reimbursements.................................................       65,498        60,032      184,598        158,551
Management, development and leasing fees..............................       11,109         2,868       17,927          6,379
Other.................................................................        5,372         5,503       15,768         15,799
                                                                      --------------  -----------   -----------  -------------
  Total revenues......................................................      224,169       193,636      634,070        541,298
                                                                      --------------  -----------   -----------  -------------
EXPENSES:
Property operating....................................................       35,513        31,642       95,539         85,637
Depreciation and amortization.........................................       46,038        37,901      130,663        103,335
Real estate taxes.....................................................       16,283        15,407       47,626         42,582
Maintenance and repairs...............................................       12,402        11,283       36,673         31,650
General and administrative............................................       10,221         8,280       28,641         24,505
Loss on impairment of real estate assets..............................            -             -          262              -
Other.................................................................        3,769         5,681       10,256         13,636
                                                                      --------------  -----------   -----------  -------------
  Total expenses......................................................      124,226       110,194      349,660        301,345
                                                                      --------------  -----------   -----------  -------------
Income from operations................................................       99,943        83,442      284,410        239,953
Interest income.......................................................        1,937           836        6,214          2,422
Interest expense......................................................     (52,646)      (46,042)    (151,822)      (129,274)
Loss on extinguishment of debt........................................         (44)             -        (928)              -
Gain on sales of real estate assets...................................       46,485         1,522       53,581         26,302
Gain on sales of management contracts.................................       21,619             -       21,619              -
Equity in earnings of unconsolidated affiliates.......................          995         1,407        6,769          6,953
Minority interest in earnings:
  Operating partnership...............................................     (49,455)      (16,624)     (87,176)       (59,498)
  Shopping center properties..........................................      (1,086)         (974)      (3,661)        (4,034)
                                                                      --------------  -----------   -----------  -------------
Income before discontinued operations.................................       67,748        23,567      129,006         82,824
Operating income (loss) of discontinued operations....................         (15)           288          251          1,240
Gain (loss) on discontinued operations................................            2           325         (84)            845
                                                                      --------------  -----------   -----------  -------------
Net income............................................................       67,735        24,180      129,173         84,909
Preferred dividends...................................................      (7,642)       (4,416)     (22,926)       (13,248)
                                                                      --------------  -----------   -----------  -------------
Net income available to common shareholders...........................     $ 60,093      $ 19,764     $106,247       $ 71,661
                                                                      ==============  ===========   ===========  =============
Basic per share data:
    Income before discontinued operations,
        net of preferred dividends....................................     $  0.95       $  0.31      $  1.69         $  1.14
    Discontinued operations...........................................           -          0.01            -            0.03
                                                                      --------------  -----------   -----------  -------------
    Net income available to common shareholders.......................     $  0.95       $  0.32      $  1.69         $  1.17
                                                                      ==============  ===========   ===========  =============
    Weighted average common shares outstanding......................        62,940        61,540       62,693          61,130
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends.....................................     $  0.92       $  0.30      $  1.63         $  1.09
    Discontinued operations...........................................           -          0.01         0.01            0.04
                                                                      --------------  -----------   -----------  -------------
    Net income available to common shareholders.......................     $  0.92       $  0.31      $  1.64         $  1.13
                                                                      ==============  ===========   ===========  =============
Weighted average common and potential
       dilutive common shares outstanding.............................      65,253        63,966       64,973          63,554

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                      ----------------------------------
                                                                                            2005              2004
                                                                                      ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income....................................................................               $129,173           $84,909
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................                 85,836            71,826
  Amortization ...............................................................                 50,522            37,252
  Amortization of debt premiums...............................................                (5,506)           (3,601)
  Amortization of above and below market leases...............................                (4,551)           (2,275)
  Gain on sales of real estate assets.........................................               (53,581)          (26,613)
  (Gain) loss on disposal of discontinued operations..........................                     84             (845)
  Gain on sale of management contracts........................................               (21,619)                 -
  Issuance of stock under incentive plan......................................                    851             1,422
  Abandoned development projects..............................................                    474             3,314
  Amortization of deferred compensation.......................................                  1,273               342
  Accrual of deferred compensation............................................                    660               454
  Accelerated vesting of stock-based compensation.............................                    736                 -
  Loss on extinguishment of debt..............................................                    928                 -
  Equity in earnings of unconsolidated affiliates.............................                (6,769)                 -
  Distributions from unconsolidated affiliates................................                  5,637                 -
  Loss on impairment of real estate assets....................................                    262                 -
  Minority interest in earnings...............................................                 90,837            63,532
Changes in:
  Tenant and other receivables................................................                  6,247           (1,971)
  Other assets................................................................                (4,549)           (7,905)
  Accounts payable and accrued liabilities....................................                (6,419)             9,401
                                                                                      ----------------   ---------------
          Net cash provided by operating activities...........................                270,526           229,242
                                                                                      ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate assets...........................................              (168,305)          (89,343)
    Acquisitions of real estate assets and other assets.......................              (178,993)         (379,129)
    Other capital expenditures................................................               (76,473)          (57,600)
    Capitalized interest......................................................                (4,620)           (3,219)
    Additions to other assets.................................................                (4,805)           (1,614)
    Reduction of cash in escrow ..............................................                      -            78,476
    Proceeds from sales of real estate assets.................................                 62,871           117,748
    Proceeds from sale of management contracts................................                 21,619                 -
    Additions to mortgage notes receivable....................................                  (859)           (9,529)
    Payments received on mortgage notes receivable............................                 13,186            10,582
    Additional investments in and advances to unconsolidated affiliates.......               (19,203)          (19,619)
    Distributions in excess of equity in earnings of unconsolidated affiliates                 12,047            26,840
                                                                                      ----------------   ---------------
          Net cash used in investing activities...............................              (343,535)         (326,407)
                                                                                      ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable............................                395,460           518,981
    Principal payments on mortgage and other notes payable....................              (145,644)         (278,973)
    Additions to deferred financing costs.....................................                (3,175)           (5,468)
    Proceeds from issuance of common stock....................................                    415               334
    Costs related to issuance of preferred stock..............................                  (193)                 -
    Proceeds from exercise of stock options...................................                  8,006            12,766
    Prepayment fees on extinguishment of debt.................................                (1,977)                 -
    Purchase of minority interest in the Operating Partnership................                (1,137)           (5,450)
    Distributions to minority interests.......................................               (67,433)          (58,297)
    Dividends paid to holders of preferred stock..............................               (23,572)          (13,248)
    Dividends paid to common shareholders.....................................               (76,705)          (66,574)
                                                                                      ----------------   ---------------
          Net cash provided by financing activities...........................                 84,045           104,071
                                                                                      ----------------   ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................................                 11,036             6,906
CASH AND CASH EQUIVALENTS, beginning of period                                                 25,766            20,332
                                                                                      ----------------   ---------------
CASH AND CASH EQUIVALENTS, end of period......................................               $ 36,802           $27,238
                                                                                      ----------------   ---------------
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized..........................               $138,035          $126,450
                                                                                      ----------------   ---------------

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

              Notes to Unaudited Consolidated Financial Statements
                      (In thousands, except per share data)

Note 1 - Organization and Basis of Presentation

     CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. CBL's shopping center properties are located in 24 states, but primarily in the southeastern and midwestern United States.

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At September 30, 2005, the Operating Partnership owned controlling interests in 67 regional malls, 26 associated centers (each adjacent to a regional shopping mall), seven community centers and three office buildings. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest. The Operating Partnership owned non-controlling interests in five regional malls and two associated centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had four mall expansions, three open-air shopping centers, one associated center, one community center and one community center expansion under construction at September 30, 2005. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2005, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.5% limited partner interest for a combined interest held by CBL of 55.1%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating
Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2005, CBL's Predecessor owned a 15.2% limited partner interest, Jacobs owned a 20.6% limited partner interest and third parties owned a 9.1% limited partner interest in the Operating Partnership. CBL's Predecessor also owned 5.7 million shares of CBL's common stock at September 30, 2005, for a total combined effective interest of 20.1% in the Operating Partnership.

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

Note 2 - Joint Ventures

Investment in Unconsolidated Affiliates
---------------------------------------
     At September 30, 2005, the Company had investments in the following 11 partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                                        Company's
Joint Venture                               Property Name                               Interest
-------------------------------------------------------------------------------------------------------
Governor's Square IB                        Governor's Plaza                              50.0%
Governor's Square Company                   Governor's Square                             47.5%
Imperial Valley Mall L.P.                   Imperial Valley Mall                          60.0%
Imperial Valley Peripheral L.P.             Imperial Valley Mall       (vacant land)      60.0%
Imperial Valley Commons L.P.                Imperial Valley Commons                       60.0%
Kentucky Oaks Mall Company                  Kentucky Oaks Mall                            50.0%
Mall of South Carolina L.P.                 Coastal Grand-Myrtle Beach                    50.0%
Mall of South Outparcel L.P.                Coastal Grand-Myrtle Beach (vacant land)      50.0%
Mall Shopping Center Company                Plaza del Sol                                 50.6%
Parkway Place L.P.                          Parkway Place                                 45.0%
High Pointe Commons, LP                     High Pointe Commons                           50.0%


     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                  Company's Share for the
                                               Total for the Three Months             Three Months
                                                  Ended September 30,               Ended September 30,
                                            -------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                            ---------------  --------------    -------------   --------------
Revenues                                          $24,656          $26,006          $8,638          $7,288
Depreciation and amortization                      (7,127)          (7,120)         (2,207)         (1,862)
Interest expense                                   (7,164)          (6,492)         (3,009)         (1,658)
Other operating expenses                           (7,686)          (6,557)         (2,686)         (1,883)
Discontinued operations                                69            1,431               6             143
Gain (loss) on sales of real estate
  assets                                              188           (1,111)            253            (621)
                                            ---------------  --------------    -------------   --------------
Net income                                        $ 2,936          $ 6,157           $ 995          $1,407
                                            ===============  ==============    =============   ==============

                                                                                  Company's Share for the
                                               Total for the Nine Months                Nine Months
                                                  Ended September 30,               Ended September 30,
                                            -------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                            ---------------  --------------    -------------   --------------
Revenues                                          $99,597          $78,970         $27,385          $21,104
Depreciation and amortization                    (24,935)         (18,702)         (6,127)           (4,605)
Interest expense                                 (28,273)         (18,880)         (9,069)           (4,734)
Other operating expenses                         (27,794)         (20,144)         (8,267)           (5,572)
Discontinued operations                               499            1,646              42              164
Gain on sales of real estate assets                 4,674            2,478           2,805              596
                                            ---------------  --------------    -------------   --------------
Net income                                        $23,768          $25,368          $6,769          $ 6,953
                                            ===============  ==============    =============   ==============

     The third phase of the Company's joint venture transaction with Galileo America, Inc. closed on January 5, 2005, when the Company sold its interests in two power centers, one community center and one community center expansion to the joint venture, Galileo America LLC ("Galileo America"), for $58,600, which consisted of $42,529 in cash, the joint venture's assumption of $12,141 of debt, $3,596 representing the Company's interest in Galileo America and closing costs of $334. The real estate assets and related mortgage notes payable of the properties in the third phase were reflected as held for sale as of January 1, 2004, the date that it was determined these assets met the criteria to be reflected as held for sale. The Company did not record any depreciation expense on these assets during the nine months ended September 30, 2005 and 2004. The Company recognized a loss on impairment of real estate assets of $1,947 in December 2004 and an additional loss on impairment of real estate assets of $262 during the nine months ended September 30, 2005 related to the properties included in the third phase.

     On August 10, 2005, the Company transferred its 8.4% ownership interest in Galileo America to Galileo America in exchange for Galileo America's interest in two community centers: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. The two properties had a fair value of $60,000. The Company recognized a gain of $42,022 on the redemption of its interest in Galileo America, which represents the excess of the fair value of the two properties over the carrying amount of the Company's investment in Galileo America of $17,978. The Company has the right to put the two properties to Galileo America for $60,000 in cash at any time for one year following the redemption, as well as additional property at Springdale Center that the Company currently holds in a ground lease for $3,000 in cash. The Company also entered into an agreement to provide advisory services to Galileo America for a period of three years in exchange for $1,000 per year.

     The Company sold its management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. ("New Plan") for $22,000 in cash and, after reductions for closing costs, recognized a gain of $21,619 during the three months ended September 30, 2005. The Company also transferred its remaining obligations of $3,818 under the master lease agreement to New Plan by paying New Plan a cash payment of $1,925. The Company recognized a gain of $1,893 during the three months ended September 30, 2005, as a result of the settlement of the remaining master lease liability.

     New Plan retained the Company to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on the third anniversary of the closing and will pay the Company a management fee of $1,000 per year. At anytime after November 22, 2007, New Plan may terminate the agreement by paying the Company a termination fee of $7,000. The Company will recognize management fee income beginning on the third anniversary of the closing as it provides services under the management contract. If and when New Plan should terminate the management agreement with the Company, the Company will recognize the $7,000 termination fee as gain.

     Separately, Galileo America entered into an agreement to acquire New Plan's interest in a portfolio of properties. Under the terms of its agreement with Galileo America, the Company received an acquisition fee of $8,000 related to that transaction, which was recognized as management fee revenues during the three months ended September 30, 2005.

     As a result of the disposition of its ownership interest in Galileo America and the sale of the related management and advisory contracts, the Company recorded additional compensation expense of $1,301 in the three months ended September 30, 2005 related to the severance of affected personnel, including $736 related to the accelerated vesting of stock-based compensation awards for certain of the affected personnel.

Other
-----
     In September 2005, Imperial Valley Mall L.P. obtained a ten-year, non-recourse mortgage note payable of $60,000 that has a fixed interest rate of 4.985% and matures in September 2015. The proceeds of the loan were used to retire the outstanding borrowings of $58,265 under the construction loan that was incurred to develop Imperial Valley Mall.

     In April 2005, the Company formed a joint venture with Jacobs to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. Under the terms of the joint venture agreement, the Company initially contributed $40,335 for a 50% interest in the joint venture, the proceeds of which were used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by Jacobs. The Company will also provide any additional equity necessary to fund the development of the property, as well as to fund up to an aggregate of $30,000 of operating deficits of the joint venture. The Company will receive a preferred return of 11% on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company's invested capital, share equally with Jacobs in the joint venture's profits.

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

     Based on its evaluation of the provisions of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"), the Company has determined that the joint venture is a variable interest entity in which it is the primary beneficiary. Therefore, the joint venture is included in the Company's consolidated financial statements

Note 3 - Mortgage and Other Notes Payable

     Mortgage and other notes payable consisted of the following at September 30, 2005 and December 31, 2004, respectively:

                                                           September 30, 2005                 December 31, 2004
                                                     -------------------------------   ------------------------------
                                                                        Weighted                          Weighted
                                                                         Average                          Average
                                                                        Interest                          Interest
                                                        Amount           Rate(1)          Amount          Rate(1)
                                                     ---------------  --------------   -------------   -------------
   Fixed-rate debt:
      Non-recourse loans on operating properties      $  2,710,984        6.30%        $  2,688,186         6.38%
   Variable-rate debt:
      Recourse term loans on operating properties          189,150        4.68%             207,500         3.45%
      Construction loans                                    57,667        5.20%              14,593         3.94%
      Lines of credit                                      706,285        4.82%             461,400         3.37%
                                                    ---------------                    -------------
      Total variable-rate debt                             953,102        4.81%             683,493         3.41%
                                                    ---------------                    -------------
   Total                                              $  3,664,086        5.91%        $  3,371,679         5.78%
                                                    ===============                    =============

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

     During the three months ended September 30, 2005, the Company retired two mortgage notes payable totaling $52,635, including unamortized debt premiums of $1,329. The Company recognized a loss on extinguishment of debt in the amount of $44, which consisted of a prepayment fee of $1,125 and the write-off of unamortized deferred financing costs of $248, offset by the write-off of the unamortized debt premium of $1,329.

Unsecured Line of Credit
------------------------
     During September 2005, the Company increased the availability under its unsecured credit facility from $400,000 to $500,000. This credit facility bears interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 90 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. At September 30, 2005, the outstanding borrowings of $256,000 under the unsecured credit facility had a weighted average interest rate of 4.9125%.

Secured Lines of Credit
-----------------------
     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. The following summarizes certain information about the secured lines of credit as of September 30, 2005:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------
   $  373,000         $  368,150     February 2006
      100,000             52,135       June 2007
       20,000             20,000      March 2007
       10,000             10,000      April 2007
-------------------------------------
   $  503,000         $  450,285
=====================================

     Borrowings under the secured lines of credit had a weighted average interest rate of 4.76% at September 30, 2005.

Letters of Credit
-----------------
     At September 30, 2005, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total outstanding amount under these lines of credit was $8,263 at September 30, 2005.

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

     The weighted average remaining term of the Company's  consolidated debt was
3.9 years at September 30, 2005 and 4.7 years at December 31, 2004. Of the $925,256 of debt that will mature before September 30, 2006, the Company has extension options that will extend the maturity date of $813,300 of that debt beyond September 30, 2006. The two mortgage notes payable comprising the remaining $111,956 were included in the refinancing transaction that is discussed in Note 13 - Subsequent Events.

Note 4 - Acquisitions

     Effective June 1, 2005, the Company acquired a 70% joint venture interest in Laurel Park Place, a regional mall in Livonia, MI, for a purchase price of $80,363. The purchase price consisted of $2,828 in cash, the assumption of $50,654 of nonrecourse debt that bears interest at a stated rate of 8.50% and matures in December 2012 and the issuance of 571,700 Series L Special Common Units ("L-SCUs") in the Operating Partnership with a fair value of $26,881 ($47.02 per special common unit). The Company recorded a debt premium of $10,552, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The L-SCUs receive a minimum distribution of $3.03 per unit per year. If the distribution on the common units exceeds $3.03 per unit per year for any period, then the L-SCUs will receive a distribution equal to the amount paid on the common units. Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $3.03 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

     The Company may elect to acquire the remaining 30% ownership interest in the joint venture, or a portion thereof, at anytime following the acquisition date for a purchase price of $14,000, which will be paid either through the issuance of common units of limited partner interest in the Operating Partnership or with cash, at the Company's election. If the Company exercises its right to acquire the remaining 30% joint venture interest, or a portion thereof, prior to December 2012 through the issuance of common units, the common units issued will not be entitled to receive distributions until after December 2012. If the Company does not exercise its right to acquire the remaining 30% joint venture interest, then the joint venture partner owning that interest will receive a preferred return equal to the greater of 12% or the 10-year treasury rate plus 800 basis points on the portion of its joint venture interest that has not yet been acquired by the Company. The Company receives all of the profits and losses of this joint venture and is responsible for all of its debt. The $14,000 value of the minority partner's interest has been recorded in Accounts Payable and Accrued Liabilities.

     On July 14, 2005, the Company acquired The Mall of Acadiana, a super-regional mall in Lafayette, LA, for a cash purchase price, including transaction costs, of $175,204. The Company also entered into 10-year lease agreements for 13.4 acres of land adjacent to The Mall of Acadiana, which provide the Company the right to purchase the land for a cash purchase price of $3,327 during the first year of the lease term, $3,510 during the second year and amounts increasing by 10% per year for each year of the lease term thereafter. After the first year, the seller may put the land to the Company for a price equal to the amounts set forth in the previous sentence. The Company also obtained a ten-year option to acquire another adjacent 14.9 acre tract of land for a cash purchase price of $3,245 during the first six months of the option, which increases to $3,407 during the second six months of the option and to $3,570 during the remaining nine years of the option.

     The results of operations of Laurel Park Place and The Mall of Acadiana have been included in the consolidated financial statements since their respective dates of acquisition. Pro forma financial information reflecting the acquisitions has not been provided because the acquisitions are not material in the aggregate. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates:

Land                                                           $  35,573
Buildings and improvements                                       237,198
Above-market leases                                               12,107
In-place leases                                                   10,475
                                                            --------------
   Total assets                                                  295,353
Mortgage note payables assumed                                   (50,654)
Premiums on mortgage note payables assumed                       (10,552)
Below-market leases                                              (15,233)
                                                            --------------
Net assets acquired                                           $  218,914
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

                                                         Associated      Community
Three Months Ended September 30, 2005        Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  196,589       $  8,357        $  3,625          $ 15,598     $  224,169
Property operating expenses (1)             (63,112)        (1,965)         (1,223)            2,102        (64,198)
Interest expense                            (45,201)        (1,168)           (738)           (5,539)       (52,646)
Other expense                                    --             --              --            (3,769)        (3,769)
Gain on sales of real estate assets           1,180             --           2,408                15          3,603
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $   89,456       $  5,224        $  4,072          $  8,407        107,159
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                       (46,038)
General and administrative expense                                                                          (10,221)
Interest income                                                                                               1,937
Loss on extinguishment of debt                                                                                  (44)
Gain on sale of real estate assets                                                                           42,882
Gain on sale of management contracts                                                                         21,619
Equity in earnings of unconsolidated
      affiliates                                                                                                995
Minority interest in earnings                                                                               (50,541)
                                                                                                         -----------
Income before discontinued operations                                                                    $   67,748
                                                                                                         ===========
Capital expenditures (2)                 $  247,596       $  5,002        $ 73,070          $ 41,222     $  366,890


                                                         Associated      Community
Three Months Ended September 30, 2004        Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  173,188       $  7,387        $  4,819          $  8,242     $  193,636
Property operating expenses (1)             (58,344)        (1,582)         (1,113)            2,707        (58,332)
Interest expense                            (41,273)        (1,215)           (783)           (2,771)       (46,042)
Other expense                                    --             --              --            (5,681)        (5,681)
Gain (loss) on sales of real estate
   assets                                      (178)           327           1,369                 4          1,522
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $   73,393       $  4,917        $  4,292          $  2,501         85,103
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                       (37,901)
General and administrative expense                                                                           (8,280)
Interest income                                                                                                 836
Equity in earnings of unconsolidated
   affiliates                                                                                                 1,407
Minority interest in earnings                                                                               (17,598)
                                                                                                         -----------
Income before discontinued operations                                                                    $   23,567
                                                                                                         ===========
Capital expenditures (2)                 $  265,087       $ 36,366        $  5,399          $  5,289     $  312,141


                                                         Associated      Community
Nine Months Ended September 30, 2005         Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  570,492       $ 25,124        $  7,857          $ 30,597     $  634,070
Property operating expenses (1)            (181,830)        (5,917)         (2,209)           10,118       (179,838)
Interest expense                           (133,538)        (3,517)         (2,155)          (12,612)      (151,822)
Other expense                                    --             --              --           (10,256)       (10,256)
Gain on sales of real estate assets           1,200             --           4,084             5,415         10,699
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $  256,324       $ 15,690        $  7,577          $ 23,262        302,853
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                      (130,663)
General and administrative expense                                                                          (28,641)
Loss on impairment of real estate
assets                                                                                                         (262)
Interest income                                                                                               6,214
Loss on extinguishment of debt                                                                                 (928)
Gain on sale of real estate assets                                                                           42,882
Gain on sale of management contracts                                                                         21,619
Equity in earnings of unconsolidated
      affiliates                                                                                              6,769
Minority interest in earnings                                                                               (90,837)
                                                                                                         -----------
Income before discontinued operations                                                                    $  129,006
                                                                                                         ===========
Total assets                             $4,938,584       $270,593        $145,346          $267,566     $5,622,089
Capital expenditures (2)                 $  428,586       $ 15,127        $ 74,177          $121,453     $  639,343

                                                         Associated      Community
Nine Months Ended September 30, 2004         Malls         Centers        Centers           All Other       Total
--------------------------------------   ------------    ------------   ------------       -----------   -----------
Revenues                                 $  487,231       $ 21,874        $ 11,732          $ 20,461     $  541,298
Property operating expenses (1)            (163,079)        (4,667)         (3,365)           11,242       (159,869)
Interest expense                           (117,944)        (3,611)         (2,301)           (5,418)      (129,274)
Other expense                                    --             --              --           (13,636)       (13,636)
Gain on sales of real estate assets             848            327          24,933               194         26,302
                                         ------------    ------------   ------------       -----------   -----------
Segment profit and loss                  $  207,056       $ 13,923        $ 30,999          $ 12,843        264,821
                                         ============    ============   ============       ===========
Depreciation and amortization expense                                                                      (103,335)
General and administrative expense                                                                          (24,505)
Interest income                                                                                               2,422
Equity in earnings of unconsolidated
   affiliates                                                                                                 6,953
Minority interest in earnings                                                                               (63,532)
                                                                                                         -----------
Income before discontinued operations                                                                    $   82,824
                                                                                                         ===========
Total assets                             $4,383,552       $244,366        $157,466          $132,552     $4,917,936
Capital expenditures (2)                 $  788,742       $ 36,799        $ 11,004          $ 46,342     $  882,887

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

                                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                                 --------------------------------  ------------------------------
                                                      2005             2004             2005             2004
                                                 ---------------  ---------------  ---------------  -------------
Weighted average shares outstanding                      63,423           61,908           62,994         61,418
Effect of nonvested stock awards                           (483)            (368)            (301)          (288)
                                                 ---------------  ---------------  ---------------  -------------
Denominator - basic earnings per share                   62,940           61,540           62,693         61,130
Effect of  dilutive  stock  options,  nonvested
   stock  awards and deemed  shares  related to
   deferred compensation plans                            2,313            2,426            2,280          2,424
                                                 ---------------  ---------------  ---------------  -------------
Denominator - diluted earnings per share                 65,253           63,966           64,973         63,554
                                                 ===============  ===============  ===============  =============

Note 7- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes other comprehensive income in the three months and nine months ended September 30, 2005 of $310, which represents unrealized gain on marketable securities that are classified as available for sale. Comprehensive income was equal to net income for the three months and nine months ended September 30, 2004.


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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2005, was $53,200, of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008.

     The Company had guaranteed 100% of the construction debt incurred by Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, to develop Imperial Valley Mall. The construction loan was refinanced during the three months ended September 30, 2005, and the Company was released from its guaranty.

     The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2005, the total amount outstanding on these bonds was $18,094.

Note 9 - Stock-Based Compensation

     As noted in Note 2 - Joint Ventures, the Company recognized $736 of compensation expense related to the accelerated vesting of stock-based compensation awards for certain personnel that were affected by the disposition of the Company's ownership interest in Galileo America. This amount included the accelerated amortization of $256 in deferred compensation plus an additional $480 of compensation expense, which represents the excess of the fair value of the unvested awards as of the new measurement date over the intrinsic value of the awards as of their respective grant dates.

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

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, other than as discussed above, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in the three months ended September 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004, is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                                   Three Months                   Nine Months
                                                                Ended September 30,           Ended September 30,
                                                               --------------------------    -------------------------
                                                                  2005           2004          2005             2004
                                                               -----------    -----------    ----------      ---------
Net income available to common shareholders, as reported        $ 60,093        $ 19,764      $106,247        $ 71,661
Stock-based  compensation  expense  included in reported
     net income available to common shareholders                   1,936             514         3,872           1,799
Total stock-based compensation expense determined under
     fair value method                                            (2,033)          (641)        (4,194)         (2,181)
                                                               -----------    -----------    ----------     ----------
Pro forma net income available to common shareholders           $ 59,996        $ 19,637      $105,925        $ 71,279
                                                               ===========    ===========    ==========     ==========
Net income available to common shareholders per share:
   Basic, as reported                                           $   0.95        $   0.32       $  1.69        $   1.17
                                                               ===========    ===========    ==========     ==========
   Basic, pro forma                                             $   0.95        $   0.32       $  1.69        $   1.17
                                                               ===========    ===========    ==========     ==========
   Diluted, as reported                                         $   0.92        $   0.31       $  1.64        $   1.13
                                                               ===========    ===========    ==========     ==========
   Diluted, pro forma                                           $   0.92        $   0.31       $  1.63        $   1.12
                                                               ===========    ===========    ==========     ==========


Note 10 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the nine months ended September 30, 2005 and 2004:

                                                                         Nine Months Ended
                                                                           September 30,
                                                                      -------------------------
                                                                          2005        2004
                                                                      -------------------------
Debt assumed to acquire property interests, including premiums           $  61,206   $ 281,892
                                                                      =========================
Debt consolidated from application of FASB Interpretation No. 46         $      --   $  38,147
                                                                      =========================
Minority interest issued in acquisitions of real estate assets           $  40,881   $  46,212
                                                                      =========================
Debt assumed by buyer on sales of real estate assets                     $  12,141   $      --
                                                                      =========================
Additions to real estate assets accrued but not yet paid                 $  25,253   $   9,606
                                                                      =========================

Note 11 - Discontinued Operations

     In March 2005, the Company sold five community centers for an aggregate sales price of $12,100. The Company previously recognized an aggregate loss on impairment of real estate assets of $617 on these community centers in December 2004 and recognized an additional loss on impairment of $32 during the three months ended March 31, 2005. Total revenues for these community centers were $0 and $478 for the three months ended September 30, 2005 and 2004, respectively, and $420 and $1,462 for the nine months ended September 30, 2005 and 2004, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations.

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

     In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," which addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective beginning July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In June 2005, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of EITF Issue No. 04-05 will have a material impact on its financial position, results of operations or cash flows.

     In June 2005, the FASB issued FSP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05." The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05. The Company does not expect that the adoption of FSP 78-9-1 will have a material impact on its financial position, results of operations or cash flows.

Note 13 - Subsequent Events

Special One-Time Dividend For Common Stock
------------------------------------------
     On October 5, 2005, the Company's Board of Directors declared a special one-time cash dividend for the Company's common stock of $0.09 per share. The dividend is payable on January 16, 2006, to shareholders of record as of December 30, 2005. The special dividend was declared as a result of the taxable gains generated from the sale of the Company's management and advisory contracts with Galileo America that is discussed in Note 2 - Joint Ventures.

Acquisitions
------------
     On October 17, 2005, the Company entered into definitive agreements to acquire a portfolio of three malls. The purchase price will consist of cash of $93,830, the assumption of long-term, fixed-rate debt of $368,250 and the issuance of Series K Special Common Units ("K-SCUs") of the Operating Partnership. The K-SCUs will receive a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership's common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions thereafter at the rate equal to that paid on the Operating Partnership's common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company's common stock or, at the Company's election, their cash equivalent.

     On November 7, 2005, the Company purchased Layton Hills Mall, a regional mall in Layton (Salt Lake City), UT, for a cash purchase price of $121,400.

Mortgage Notes Payable
----------------------
     In October 2005, the Company obtained four new mortgage notes payable totaling $392,000, which are ten-year, non-recourse loans having a weighted average interest rate of 5.02%. In connection with obtaining these new loans, the Company retired four loans totaling $179,471. As a result of the retirement of these four loans, the Company will recognize a loss on extinguishment of debt of $5,364 in October 2005, which includes prepayment fees of $4,548 and the write-off of unamortized deferred financings costs of $816.

Settlement of Deferred Compensation Agreement
---------------------------------------------
     On October 24, 2005, the Company and one of its officers amended the deferred compensation agreement between them to change the final termination date of the agreement from January 2, 2005 to September 30, 2005 and to not extend the agreement any further. As a result of the termination of the agreement, the Company issued 174,403 shares of common stock to the officer. The Company had accrued all compensation expense related to the agreement as it was earned during the term of the agreement.

Joint Venture
-------------
     On October 24, 2005, the Company entered into a definitive agreement to form a 50/50 joint venture with Jacobs to own Triangle Town Center and its associated and lifestyle centers, Triangle Town Place and Triangle Town Commons, in Raleigh, NC. The Company will assume management, leasing and any future development responsibilities of the properties.

     The joint venture property is valued at $283,500. Concurrent with its formation, the joint venture will enter into a new ten-year, fixed rate non-recourse loan of $200,000, secured by the collective centers. The proceeds from the loan will be used to retire an existing construction loan totaling approximately $121,000 with the balance to be paid to Jacobs as a partial return of Jacobs' equity. The Company will make an initial capital contribution of $2,250 to the joint venture. The joint venture equity will be equalized between Jacobs and the Company through future contributions by the Company and through property cash flow distributions.

     Under the terms of the joint venture agreement, the Company is required to fund any additional equity necessary for capital expenditures, including future development or expansion of the property, and any operating deficits of the joint venture. The Company has guaranteed funding of such items up to a maximum of $50,000. The joint venture's profits will be allocated 50/50 to Jacobs and the Company. The Company will receive a preferred return on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company's invested capital, and repayment of the balance of Jacobs' equity, share equally with Jacobs in the joint venture's cash flows.

     The Company is currently evaluating the provisions of FIN 46(R) as they pertain to this transaction.

Share Repurchase Plan
---------------------
     On November 1, 2005, the Company announced that its Board of Directors had approved a plan to repurchase up to $60,000 of the Company's common stock by December 31, 2006. Any stock repurchases will be made from time to time through open market purchases, in accordance with the Securities and Exchange Commission's safe harbors, and will be funded through the Company's available cash and lines of credit. The timing and price of any stock repurchases will be determined by the market value in effect from time to time for the Company's common stock. The Company is not obligated to repurchase any shares of stock under the plan, and the Company may terminate the stock repurchase plan at any time.

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

EXECUTIVE OVERVIEW

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping center properties are located in 24 states, but primarily in the southeastern and midwestern United States.

     As of September 30, 2005, we owned controlling interests in 67 regional malls, 26 associated centers (each adjacent to a regional shopping mall), seven community centers and three office buildings. We consolidate the financial statements of all entities in which we have a controlling financial interest. As of September 30, 2005, we owned non-controlling interests in five regional malls and two associated centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had four mall expansions, three open-air shopping centers, one associated center, one community center and one community center expansion under construction at September 30, 2005. We also hold options to acquire certain development properties owned by third parties.

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

RESULTS OF OPERATIONS

     The following significant transactions impact both the comparison of the results of operations for the three months ended September 30, 2005 to the results of operations for the three months ended September 30, 2004 and the comparison of the results of operations for the nine months ended September 30, 2005 to the results of operations for the nine months ended September 30, 2004:

     |X| The acquisition of ten malls and two associated centers and the opening of two malls, one associated center and one community center since January 1, 2004 (collectively referred to as the "New Properties"). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been open for one complete calendar year. The New Properties are as follows:


          Project Name                                  Location                            Date Acquired / Opened
          -------------------------------------------   -----------------------------      ------------------------
          Acquisitions:
          -------------
          Honey Creek Mall                              Terre Haute, IN                     March 2004
          Volusia Mall                                  Daytona Beach, FL                   March 2004
          Greenbrier Mall                               Chesapeake, VA                      April 2004
          Chapel Hill Mall                              Akron, OH                           May 2004
          Chapel Hill Suburban                          Akron, OH                           May 2004
          Park Plaza Mall                               Little Rock, AK                     June 2004
          Monroeville Mall                              Monroeville, PA                     July 2004
          Monroeville Annex                             Monroeville, PA                     July 2004
          Northpark Mall                                Joplin, MO                          November 2004
          Mall del Norte                                Laredo, TX                          November 2004
          Laurel Park Place                             Livonia, MI                         June 2005
          The Mall of Acadiana                          Lafayette, LA                       July 2005

          Developments:
          -------------
          Coastal Grand-Myrtle Beach (50/50 joint       Myrtle Beach, SC                    March 2004
            venture)
          The Shoppes at Panama City                    Panama City, FL                     March 2004
          Imperial Valley Mall (60/40 joint venture)    El Centro, CA                       March 2005
          Chicopee Marketplace                          Chicopee, MA                        September 2005


     |X| In January 2005, two power centers, one community center and one community center expansion were sold to Galileo America LLC ("Galileo America"). Since we had a continuing involvement with these properties through our ownership interest in Galileo America and the agreement under which we were the exclusive manager of the properties, the results of operations of these properties were not reflected in discontinued operations. Therefore, the three months ended September 30, 2005, do not include a significant amount of revenues and expenses related to these properties, whereas the three months ended September 30, 2004 include a full period of revenues and expenses related to these properties.

          In August 2005, Galileo America redeemed our 8.4% ownership interest by distributing two community centers to us: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. We also sold our management and advisory contracts with Galileo America to a third party. See Note 2 to the consolidated financial statements for a more thorough discussion of these transactions.

     |X| Properties that were in operation as of January 1, 2004 and September 30, 2005 are referred to as the "Comparable Properties."

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

     The $30.5 million increase in revenues resulted primarily from increases of $16.5 million attributable to the New Properties and $8.3 million from the Comparable Properties. The increase in revenues from the Comparable Properties was attributable to our achieving higher occupancy combined with an increase in average base rents from new and renewal leasing activity, percentage rents and specialty income.

     Our cost recovery ratio decreased slightly to 102.0% for the three months ended September 30, 2005, compared to 102.9% for the three months ended September 30, 2004.

     The increase in revenues was offset slightly by a decrease in revenues of $2.4 million related to the properties that were sold to the Galileo America joint venture in January 2005.

     Management, development and leasing fees increased $8.2 million, primarily as a result of an $8.0 million acquisition fee that was received from Galileo America in connection with its acquisition of a portfolio of properties from a third party.

     Other revenues decreased $0.1 million as a result of a reduction in revenues of our taxable REIT subsidiary.

Expenses

     The $5.9 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $3.8 million attributable to the New Properties and $2.7 million from the Comparable Properties. These increases were offset by a decrease of $0.6 million attributable to the properties that were sold to the Galileo America joint venture in January 2005.

     The $8.1 million increase in depreciation and amortization expense resulted from increases of $7.7 million from the New Properties and $0.4 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $1.9 million primarily as a result of $1.3 million of compensation expense related to the severance packages for individuals affected by the sale of our management and advisory contracts with Galileo America. The remainder of the increase is primarily related to annual increases in salaries and benefits of existing personnel, the addition of new personnel to support our growth and professional fees.

     Other expense decreased $1.9 million due to a decrease of $1.3 million in write-offs of abandoned development projects and a decrease of $0.6 million in the operating expenses of our taxable REIT subsidiary.

Other Income and Expenses

     The increase in interest income of $1.1 million results primarily from interest income on advances that were made to the joint venture that owns Imperial Valley Mall for the purpose of funding development costs.

     Interest expense increased by $6.6 million primarily due to the additional debt associated with the New Properties and an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

Gain on Sales

     Gain on sales of real estate assets of $46.5 million in the three months ended September 30, 2005 includes $42.9 million of gains related to the redemption of our ownership interest in Galileo America, $1.3 million from the recognition of deferred gain related to properties that were previously sold to Galileo America and $2.3 million of gains on the sales of three outparcels. The gain on sales of $1.5 million in the three months ended September 30, 2004 was primarily related to a gain of $1.3 million on a center that was sold to Galileo America. The remaining $0.2 million of net gain relates to sales of three outparcels that were at consolidated properties.

     The gain on sales of management contracts of $21.6 million represents the gain on the sale of our management and advisory contracts with Galileo America to a third party.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates decreased $0.4 million primarily because of the disposition of our ownership interest in Galileo
America in August 2005. Although our equity earnings of nine of our other unconsolidated affiliates increased, this was equally offset by reductions in our equity in earnings of Coastal Grand-Myrtle Beach and Imperial Valley Mall. The reduction related to Coastal Grand-Myrtle Beach is due to the mortgage loan that was placed on that property in September 2004, which is at a fixed interest rate that is higher than the previous variable rate loan. The reduction related to Imperial Valley Mall is primarily a result of the interest expense on that property. Interest costs on the debt incurred to develop Imperial Valley Mall are now being expensed since the property opened in March 2005, whereas in the prior year period the interest costs were being capitalized as the property was still under construction.

Discontinued Operations

     Discontinued operations in the three months ended September 30, 2005 represent the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the three months ended September 30, 2004 represent the results of operations for five community centers located in Michigan that were sold during the first quarter of 2005 and the sale of one community center during the three months ended September 30, 2004.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues

     The $92.8 million increase in revenues resulted primarily from increases of $65.0 million attributable to the New Properties and $23.3 million from the Comparable Properties. The increase in revenues from the Comparable Properties was attributable to our achieving higher occupancy combined with an increase in average base rents from new and renewal leasing activity, percentage rents and specialty income.

     Our cost recovery ratio improved to 102.6% for the nine months ended September 30, 2005, compared to 99.2% for the nine months ended September 30, 2004. This increase was driven by (i) an increase in total portfolio occupancy to 93.3% at September 30, 2005 compared to 92.2% at September 30, 2004, (ii) increased profitability related to utility reimbursements from tenants at the New Properties and certain existing malls due to the implementation of efficiency optimizing utility systems and (iii) a $9.6 million improvement in bad debt expenses and other charges against revenues, as we recognized a net $2.8 million in the nine months ended September 30, 2005 for recoveries of accounts receivable that were previously written off, compared with total bad debt expense and other charges against revenues of $6.8 million in the nine months ended September 30, 2004.

     The increase in revenues was offset slightly by a decrease in revenues of $7.0 million related to properties that were sold to the Galileo America joint venture in January 2005.

     Management, development and leasing fees increased $11.5 million, primarily as a result of an $8.0 million acquisition fee that was received from Galileo America in connection with its acquisition of a portfolio of properties from a third party. The remainder of the increase was attributable to the higher fee income received from Galileo America during 2005 through the date of the disposition of our ownership interest compared to the fees received from Galileo America during the comparable period of the prior year.

Expenses

     The $20.0 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $19.7 million attributable to the New Properties and $2.3 million from the Comparable Properties, which was offset by decreases of $2.0 million from the properties that were sold to the Galileo America joint venture in January 2005.

     The $27.3 million increase in depreciation and amortization expense resulted from increases of $21.2 million from the New Properties and $6.1 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $4.1 million as a result of $1.3 million of compensation expense related to the severance packages for individuals affected by the sale of our management and advisory contracts with Galileo America, as well as an additional $2.8 million related primarily to annual increases in salaries and benefits of existing personnel, the addition of new personnel to support our growth and professional fees.

     Other expense decreased $3.4 million due to a decrease of $2.8 million in write-offs of abandoned development projects and a decrease of $0.6 million in the operating expenses of our taxable REIT subsidiary.

Other Income and Expenses

     The increase in interest income of $3.8 million results primarily from interest income on advances that were made to the joint venture that owns Imperial Valley Mall for the purpose of funding development costs.

     Interest expense increased by $22.5 million primarily due to the additional debt associated with the New Properties as well as an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

Gain on Sales

     Gain on sales of real estate assets of $53.6 million in the nine months ended September 30, 2005 includes $44.2 million of gains related to the redemption of our ownership interest in Galileo America, $1.0 million from the recognition of deferred gain related to properties that were previously sold to Galileo America and $8.4 million of gains on the sales of ten outparcels. The gain on sales of $26.3 million in the nine months ended September 30, 2004 resulted primarily from the sale of community centers to Galileo America.

     The gain on sales of management contracts of $21.6 million represents the gain on the sale of our management and advisory contracts with Galileo America to a third party.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates decreased $0.2 million. Although Coastal Grand-Myrtle Beach and Imperial Valley Mall opened in March 2004 and March 2005, respectively, our equity in the earnings of these two properties was flat compared to the prior year. This was due to the mortgage loan that was placed on Coastal Grand-Myrtle Beach in September 2004, which is at a fixed interest rate that is higher than the previous variable rate loan. Additionally, interest costs on the debt incurred to develop Imperial Valley Mall are now being expensed since the property opened in March 2005, whereas in the prior year period the interest costs were being capitalized as the property was still under construction.

Discontinued Operations

     Discontinued operations in the nine months ended September 30, 2005 are related to five community centers located throughout Michigan that were sold in March 2005. Discontinued operations in the nine months ended September 30, 2004 represent the results of operations for the same five properties and the true up of estimated expenses to actual amounts for properties sold during previous periods.

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

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                              Nine Months Ended September 30,
                                              ---------------------------------
                                                    2005             2004
                                              ----------------- ---------------
Malls                                               89.5%           90.7%
Associated centers                                   4.0%            4.0%
Community centers *                                  1.2%            2.2%
Mortgages, office building and other                 5.3%            3.1%

* Excludes the community centers that were sold to the Galileo America joint venture

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased by 2.3% on a comparable per square foot basis to $320.72 per square foot for the trailing twelve months ended September 30, 2005, from $313.48 per square foot for the trailing twelve months ended September 30, 2004.

     Occupancy costs as a percentage of sales for the stabilized malls were 13.5% and 13.7% for the nine months ended September 30, 2005 and 2004, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                        At September 30,
                                              -------------------------------------
                                                    2005               2004
                                              ------------------ ------------------
Total portfolio occupancy                        93.3%                 92.4%
Total mall portfolio                             93.2%                 92.7%
     Stabilized malls                            93.4%                 92.7%
     Non-stabilized malls                        88.0%                 91.3%
Associated centers                               94.5%                 90.4%
Community centers*                               92.8%                 93.2%

* Excludes the community centers that were sold to the Galileo America joint venture


   Leasing

         Average annual base rents per square foot were as follows for each property type:

                                                        At September 30,
                                              -------------------------------------
                                                    2005               2004
                                              ------------------ ------------------
Stabilized malls                                    $25.85             $24.79
Non-stabilized malls                                 27.46              26.62
Associated centers                                   10.16               9.56
Community centers *                                   9.00               7.98
Other                                                19.33              18.89

* Excludes the community centers that were sold to the Galileo America joint venture.

     The following table shows the positive results we achieved in increasing the initial and average base rents through new and renewal leasing during the second quarter of 2005 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

                                             Base Rent
                                                Per       Initial Base                 Average Base
                                            Square Foot      Rent Per                    Rent Per
                                            Prior Lease    Square Foot     % Change     Square Foot     % Change
                            Square Feet         (1)       New Lease (2)    Initial     New Lease (3)     Average
                            ------------   -------------  --------------  ----------  ----------------  ----------
Quarter:
Stabilized Malls               465,697         $28.23         $28.89          2.3%         $29.70           5.2%
Associated centers              36,568          12.10          14.58         20.5%          15.03          24.2%
Community centers (4)            7,500          19.45          19.88          2.2%          19.93           2.5%
Other                            1,335          13.24          14.19          7.2%          14.19           7.2%
                            ------------   -------------  --------------  ----------  ----------------  ----------
                               511,100         $26.91         $27.70          2.9%         $28.47           5.8%
                            ============   =============  ==============  ==========  ================  ==========

Year-To-Date:
Stabilized Malls             1,626,359         $25.57         $26.73          4.5%         $27.41           7.2%
Associated centers              85,901          13.11          16.27         24.1%          16.66          27.1%
Community centers (4)           46,000          16.15          16.33          1.1%          16.36           1.3%
Other                            4,422          18.54          21.28         14.8%          21.72          17.2%
                            ------------   -------------  --------------  ----------  ----------------  ----------
                             1,762,682         $24.70         $25.94          5.0%         $26.58           7.6%
                            ============   =============  ==============  ==========  ================  ==========

(1)  Represents the rent that was in place at the end of the lease term.
(2)  Represents the rent in place at beginning of the lease terms.
(3)  Average base rent over the term of the new lease.
(4) Excludes the community centers that were sold to the Galileo America joint venture.


LIQUIDITY AND CAPITAL RESOURCES

     There was $36.8 million of cash and cash equivalents as of September 30, 2005, an increase of $11.0 million from December 31, 2004. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash  provided  by  operating  activities  during  the  nine  months  ended
September 30, 2005, increased by $41.3 million to $270.5 million from $229.2 million during the nine months ended September 30, 2004, which was primarily due to the incremental operations of the New Properties plus improvements in the operations of the Comparable Properties.

Debt

     During the nine months ended September 30, 2005, we borrowed $395.5 million under mortgage and other notes payable and paid $145.6 million to reduce outstanding borrowings under mortgage and other notes payable. We also assumed $50.6 million and recorded a debt premium of $10.6 million, in connection with the acquisition of Laurel Park Place.

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                  Weighted
                                                                                                                  Average
                                                                   Minority      Unconsolidated                   Interest
                                                  Consolidated     Interests       Affiliates       Total         Rate(1)
                                                  ------------- ---------------- --------------- ------------- ---------------
September 30, 2005:
Fixed-rate debt:
     Non-recourse loans on operating properties    $  2,710,984     $ (52,168)     $  116,637    $2,775,453      6.27%
                                                  ------------- ---------------- --------------- -------------
Variable-rate debt:
     Recourse term loans on operating properties        189,150            --          26,600       215,750      4.79%
     Construction loans                                  57,667            --              --        57,667      5.20%
     Lines of credit                                    706,285            --              --       706,285      4.82%
                                                  ------------- ---------------- --------------- -------------
     Total variable-rate debt                           953,102            --          26,600       979,702      4.81%
                                                  ------------- ---------------- --------------- -------------
Total                                              $  3,664,086     $ (52,168)     $  143,237    $3,755,155      5.89%
                                                  ============= ================ =============== =============

                                                                                                                  Weighted
                                                                                                                  Average
                                                                   Minority      Unconsolidated                   Interest
                                                  Consolidated     Interests       Affiliates       Total         Rate(1)
                                                  ------------- ---------------- --------------- ------------- ---------------
December 31, 2004:
Fixed-rate debt:
     Non-recourse loans on operating properties    $  2,688,186     $ (52,914)     $  104,114    $2,739,386      6.35%
                                                  ------------- ---------------- --------------- -------------
Variable-rate debt:
     Recourse term loans on operating properties        207,500            --          29,415       236,915      3.40%
     Construction loans                                  14,593            --          39,493        54,086      4.05%
     Lines of credit                                    461,400            --              --       461,400      3.37%
                                                  ------------- ---------------- --------------- -------------
     Total variable-rate debt                           683,493            --          68,908       752,401      3.44%
                                                  ------------- ---------------- --------------- -------------
Total                                              $  3,371,679     $ (52,914)     $  173,022    $3,491,787      5.72%
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

     In September 2005, we obtained a ten-year, non-recourse mortgage note payable of $60.0 million on Imperial Valley Mall, one of our unconsolidated affiliates, that has a fixed interest rate of 4.985% and matures in September 2015. The proceeds of the loan were used to retire the outstanding borrowings of $58.3 million under the construction loan that was incurred to develop Imperial Valley Mall.

     During the three months ended September 30, 2005, we retired two mortgage notes payable totaling $52.6 million, including unamortized debt premiums of $1.3 million. We recognized a loss on extinguishment of debt in the amount of less than $0.1 million, which consisted of a prepayment fee of $1.1 million and the write-off of unamortized deferred financing costs of $0.2 million, offset by the write-off of the unamortized debt premium of $1.3 million.

     In October 2005, we obtained four new mortgage notes payable totaling $392.0 million, which are ten-year, non-recourse loans having a weighted average interest rate of 5.02%. In connection with obtaining these new loans, we retired four loans totaling $179.5 million. As a result of the retirement of these four loans, we will recognize a loss on extinguishment of debt of $5.4 million in October 2005, which includes prepayment fees of $4.6 million and the write-off of unamortized deferred financings costs of $0.8 million.

     We have four secured credit facilities with total availability of $503.0 million, of which $450.3 million was outstanding as of September 30, 2005. The secured credit facilities bear interest at rate of LIBOR plus a margin ranging from 90 to 100 basis points.

     During September 2005, we increased the availability under our unsecured credit facility from $400.0 million to $500.0 million, of which $256.0 million was outstanding as of September 30, 2005. The unsecured credit facility bears interest at LIBOR plus a margin of 90 to 145 basis points based on our leverage.

     We also have secured and unsecured lines of credit with total availability of $27.1 million that can only be used to issue letters of credit. There was $8.3 million outstanding under these lines at September 30, 2005.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at September 30, 2005. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At September 30, 2005, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $925.3 million of debt that is scheduled to mature before September 30, 2006. There are extension options in place that will extend the maturity of $813.3 million of this debt beyond September 30, 2006. The two mortgage notes payable comprising the remaining $112.0 million were included in the October 2005 refinancing transaction that is discussed above.

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

     On October 5, 2005, our Board of Directors declared a special one-time cash dividend for our common stock of $0.09 per share. The dividend is payable on January 16, 2006, to shareholders of record as of December 30, 2005. The special dividend was declared as a result of the taxable gains generated from the sale of our management and advisory contracts with Galileo America that is discussed in Note 2 - Joint Ventures to the consolidated financial statements.

     On November 1, 2005, we announced that our Board of Directors had approved a plan to repurchase up to $60.0 million of our common stock by December 31, 2006. Any stock repurchases will be made from time to time through open market purchases, in accordance with Securities and Exchange Commission's safe harbors, and will be funded through our available cash and lines of credit. The timing and price of any stock repurchases will be determined by the market value in effect from time to time for our common stock. We are not obligated to repurchase any shares of stock under the plan, and we may terminate the stock repurchase plan at any time. The stock repurchase plan was adopted to provide us the opportunity to repurchase shares relatively equivalent to the Series K Special Common Units ("K-SCUs") that will be issued in connection with the acquisition of the three-mall portfolio that is discussed in Note 13 to the consolidated financial statements.

     On October 24, 2005, we amended the deferred compensation agreement we had with one of our officers to change the final termination date of the agreement from January 2, 2005 to September 30, 2005 and to not extend the agreement any further. As a result of the termination of the agreement, we issued 174,403 shares of common stock to the officer. We had accrued all compensation expense related to the agreement as it was earned during the term of the agreement.

     During the nine months ended September 30, 2005, we received $8.4 million in proceeds from issuances of common stock related to exercises of employee stock options and our dividend reinvestment plan.

     During the nine months ended September 30, 2005, we paid dividends of $100.3 million to holders of our common stock and our preferred stock, as well as $67.4 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

     As a publicly traded company, we have access to capital through both the public equity and debt markets. We have an effective shelf registration statement authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price up to $562.0 million, of which $272.0 million was available at September 30, 2005.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our policy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at September 30, 2005 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units              115,338            $ 40.99           $4,727,705
8.75% Series B Cumulative Redeemable Preferred Stock        2,000            $ 50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock          460           $ 250.00              115,000
7.375% Series D Cumulative Redeemable Preferred
Stock                                                         700           $ 250.00              175,000
                                                                                            -----------------
Total market equity                                                                             5,117,705
Company's share of total debt                                                                   3,755,155
                                                                                            -----------------
Total market capitalization                                                                    $8,872,860
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           42.3%
                                                                                            =================

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on September 30, 2005. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

     As of September 30, 2005, our variable rate debt of $979.7 million represents 11.0% of our total market capitalization and 26.1% of our share of total consolidated and unconsolidated debt.

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

         The following development projects are under construction (dollars in thousands):

                                                                                  Our Share
                                                                                   of Costs
                                                                                   Incurred
                                                          Project    Our Share      as of
                                                          Square      Of Total     September        Projected       Initial
             Property                   Location           Feet        Costs       30, 2005       Opening Date       Yield
---------------------------------   ------------------ ----------- ------------ -------------  ----------------  -----------
Mall Expansions:
----------------
Fayette Mall                        Lexington, KY         140,000       $22,961       $14,525     October-05         11%
Burnsville Center                   Burnsville, MN        145,000        24,612         9,249    Sep-05/Apr-06       9%
Stroud Mall                         Stroudsburg, PA         4,513         1,326           640     November-05        9%
Hanes Mall-Dick's Sporting Goods    Winston-Salem, NC      66,000        10,150           918       July-06          10%


Open-Air Centers:
-----------------
Southaven Towne Center              Southaven, MS         437,600        43,238        32,850     October-05         10%
Gulf Coast Town Center Phase I      Ft. Myers, FL         445,000        72,075        56,532     October-05         9%
Lakeview Point                      Stillwater, OK        205,000        20,307         4,647      Fall 2006         9%
                                                                                                Fourth Quarter
Gulf Coast Town Center Phase II     Ft. Myers, FL         743,000        94,047           886        2006            9%

Associated Center:
------------------
The Plaza at Fayette                Lexington, KY          76,000        25,140        11,688      Fall 2006         9%

Community Center:
-----------------
Cobblestone Village at Royal Palm   Royal Palm, FL        225,000        10,029         9,086     December-05        9%

Community Center Expansion:
---------------------------
Fashion Square                      Orange Park, FL        18,000         3,278         1,650     December-05       10%
                                                      -------------  ------------   -----------
                                                        2,505,113      $327,163      $142,671
                                                      =============  ============   ===========

(a) Amounts shown are 100% of the cost and cost to date as CBL is funding the cost at this time.

     There is a construction loan in place for the costs of Southaven Towne Center and Gulf Coast Towne Center. There is a construction loan in place for $9.0 million of the construction costs of The Plaza at Fayette. The remaining construction costs will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Acquisitions

     Effective June 1, 2005, we acquired a 70% joint venture interest in Laurel Park Place, a regional mall in Livonia, MI, for a purchase price of $80.4 million. The purchase price consisted of $2.8 million in cash, the assumption of $50.7 million of nonrecourse debt that bears interest at a stated rate of 8.50% and matures in December 2012 and the issuance of 571,700 special common units in the Operating Partnership with a fair value of $26.9 million ($50.48 per special common unit). We recorded a debt premium of $10.6 million, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. See Note 4 to the accompanying consolidated financial statements for more information related to the purchase of Laurel Park Place.

     On July 14, 2005, we purchased The Mall of Acadiana, a super-regional mall in Lafayette, LA, for a cash purchase price of $175.0 million. We also entered into 10-year lease agreements for 13.4 acres of land adjacent to The Mall of Acadiana, which provide us the right to purchase the land for a cash purchase price of $3.3 million during the first year of the lease term, $3.5 million during the second year and amounts increasing by 10% per year for each year of the lease term thereafter. After the first year, the seller may put the land to us for a price equal to the amounts set forth in the previous sentence. Additionally, we obtained a ten-year option to acquire another adjacent 14.9 acres tract of land for a cash purchase price of $3.2 million during the first six months of the option, which increases to $3.4 million during the second six months of the option and to $3.6 million during the remaining nine years of the option.

     On October 17, 2005,  we entered into  definitive  agreements  to acquire a portfolio of three malls. The purchase price will consist of cash of $93.8 million, the assumption of long-term, fixed-rate debt of $368.3 million and the issuance of Series K Special Common Units ("K-SCUs") of our operating partnership. The K-SCUs will receive a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and 6.25%, or $2.96875 per K-SCU, thereafter. See Note 13 - Subsequent Events for further discussion of this transaction.

     On October 24, 2005, we entered into a definitive agreement to form a 50/50 joint venture with affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs") to own Triangle Town Center and its associated and lifestyle centers, Triangle Town Place and Triangle Town Commons, in Raleigh, NC. We will assume management, leasing and any future development responsibilities of the properties.

     The joint venture property is valued at $283.5 million. Concurrent with its formation, the joint venture will enter into a new ten-year, fixed rate non-recourse loan of $200.0 million, secured by the collective centers. The proceeds from the loan will be used to retire an existing construction loan totaling approximately $121.0 million with the balance to be paid to Jacobs as a partial return of Jacobs' equity. We will make an initial capital contribution of $2.3 million to the joint venture. The joint venture equity will be equalized between Jacobs and us through our future contributions and through property cash flow distributions.

     On November 7, 2005, we purchased Layton Hills Mall, a regional mall in Layton (Salt Lake City), UT, for a cash purchase price of $121.4 million.

Dispositions

     We received a total of $62.9 million in cash proceeds from the sales of real estate assets during the nine months ended September 30, 2005. The third phase of the joint venture transaction with Galileo America, which is discussed in Note 2 to the unaudited consolidated financial statements, closed on January 5, 2005 and generated net cash proceeds of $42.5 million. We received $8.2 million in cash proceeds and took a note receivable for $2.6 million from the sale of five community centers that are located in Michigan. We also received $12.2 million in cash proceeds from the sales of ten outparcels.

     We received $21.6 million in net cash proceeds from the sale of our management and advisory contracts with Galileo America. We also received an acquisition fee of $8.0 million as a result of Galileo America's purchase of a portfolio of properties from New Plan Excel Realty Trust, Inc. See Note 2 to the accompanying consolidated financial statements for a more detailed description of these transactions.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $34.3 million during the nine months ended September 30, 2005 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $21.1 million for the nine months ended September 30, 2005 and included $8.8 million for roof repairs and replacements, $7.6 million for resurfacing and improved lighting of parking lots and $4.7 million for other capital expenditures. Renovation expenditures were $22.1 million for the nine months ended September 30, 2005.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. See
Note 2 to the unaudited consolidated financial statements for a description of the loss on impairment of real estate assets of $0.3 million that was recorded in the nine months ended September 30, 2005. There were no impairment charges in the three months ended September 30, 2005 and 2004 or in the nine months ended September 30, 2004.

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

     In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29," which addresses the measurement of exchanges of nonmonetary assets. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have commercial substance. It also specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective beginning July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on our financial position, results of operations or cash flows.

     In June 2005, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 04-05, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF Issue No. 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-05 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not expect that the adoption of EITF Issue No. 04-05 will have a material impact on our financial position, results of operations or cash flows.

     In June 2005, the FASB issued FSP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05." The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-05. We do not expect that the adoption of FSP 78-9-1 will have a material impact on our financial position, results of operations or cash flows.

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

     FFO increased 52.1% for the three months ended September 30, 2005 to $114.4 million compared to $75.2 million for the same period in 2004. FFO increased 33.9% for the nine months ended September 30, 2005 to $286.1 million compared to $213.6 million for the same period in 2004. The New Properties generated 65.1% and 68.4% of the growth in FFO in the three-month and nine-month periods, respectively. Consistently high portfolio occupancy, recoveries of operating expenses, increases in rental rates from renewal and replacement leasing and lower expenses related to bad debt and other charges against revenues accounted for the remaining 34.9% and 31.6% growth in FFO in the three-month and nine-month periods, respectively.

The calculation of FFO is as follows (in thousands):

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                              --------------------------    --------------------------
                                                                  2005           2004           2005          2004
                                                              ------------   -----------    -----------   ------------

Net income available to common shareholders                     $ 60,093        $19,764      $106,247        $71,661
Depreciation and amortization from:
    Consolidated properties                                       46,038         37,901       130,663        103,335
    Unconsolidated affiliates                                      2,207          1,862         6,127          4,605
    Discontinued operations                                           --            125            --            470
Minority interest in earnings of operating partnership            49,455         16,624        87,176         59,498
Minority investors' share of depreciation and
     amortization in shopping center properties                     (311)          (302)         (962)          (899)
(Gain) loss on disposal of:
    Operating real estate assets                                (42,882)          (200)      (42,708)       (23,765)
    Discontinued operations                                          (2)          (325)            84          (845)
Depreciation and amortization of non-real estate assets            (188)          (214)         (553)          (427)
                                                              ------------   -----------    -----------   ------------
Funds from operations                                           $114,410        $75,235      $286,074       $213,633
                                                              ============   ===========    ===========   ============
Diluted weighted average shares and potential dilutive
    common shares with operating partnership
    units fully converted                                        117,050        115,674       116,477        114,322

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

     Based on our proportionate share of consolidated and unconsolidated variable rate debt at September 30, 2005, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $4.9 million and, after the effect of capitalized interest, annual earnings by approximately $4.6 million.

     Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2005, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $52.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $53.7 million.

     We did not have any derivative financial instruments during the nine months ended September 30, 2005 or at September 30, 2004.

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


                           PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

          None

ITEM 2:   Unregistered Sales of Equity Securities and Use of Proceeds

          The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2005:

                                                                                            Maximum Number of
                                                        Average        Total Number of     Shares that May Yet
                                    Total Number         Price       Shares Purchased as      Be Purchased
                                      of Shares        Paid per       Part of a Publicly           Under the
          Period                    Purchased (1)      Share (2)           Announced Plan         Plan
          ------                    -------------      ---------     ---------------------  ---------------------

          July 1-31, 2005                 --                --                  --                     --

          August 1-31, 2005             2,741          $ 41.855                 --                     --

          September 1-30, 2005            --                --                  --                     --
                                   ---------------- ---------------- --------------------- ---------------------
          Total                         2,741          $ 41.855                 --                     --
                                   ================ ================ ===================== =====================

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

ITEM 3:   Defaults Upon Senior Securities

          None

ITEM 4:   Submission of Matters to a Vote of Security Holders

          None

ITEM 5:   Other Information

          None

ITEM 6:   Exhibits

10.5.4 Deferred Compensation Arrangement dated January 1, 1997, for Eric P. Snyder, as previously amended. Incorporated herein by reference to
          Exhibit 10.5.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.+

10.5.10 Letter amending Deferred Compensation Arrangement for Eric P. Snyder, dated October 24, 2005. Incorporated herein by reference to
          Exhibit 10.5.10 to the Company's Current Report on Form 8-K, filed on October 28, 2005.+

10.12.1 First Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of September 21, 2005

10.17.3 Second Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated September 21, 2005.

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

Date: November 9, 2005

                                                           INDEX TO EXHIBITS
          Exhibit
           Number             Description

10.5.4 Deferred Compensation Arrangement dated January 1, 1997, for Eric P. Snyder, as previously amended. Incorporated herein by reference to
          Exhibit 10.5.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.+

10.5.10 Letter amending Deferred Compensation Arrangement for Eric P. Snyder, dated October 24, 2005. Incorporated herein by reference to
          Exhibit 10.5.10 to the Company's Current Report on Form 8-K, filed on October 28, 2005.+

10.12.1 First Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of September 21, 2005

10.17.3 Second Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated September 21, 2005.

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