Form 10-K/A
period 2004-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2005-12-02
CIK 910612

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
(State or other jurisdiction of                   (I.R.S. Employer
incorporate or organization)                      Identification No.)

   2030 Hamilton Place Blvd, Suite 500                   37421
          Chattanooga, TN                              (Zip Code)
(Address of principal executive office)

        Registrant's telephone number, including area code:(423) 855-0001

           Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                                                       Name of each exchange on which registered
----------------------------------------------------------------------    ------------------------------------------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, initially filed on March 16, 2005, is being filed for the sole purpose of correcting a typographical error in the section entitled
"Independent Registered Public Accountants' Fees and Services" under "RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS", which was incorporated by reference from our most recent definitive proxy statement that was filed with respect to our Annual Meeting of Stockholders that was held on May 9, 2005. In the table setting forth the amounts billed by Deloitte & Touche for professional services provided during fiscal years 2003 and 2004 in the original filing, the amounts presented for 2003 inadvertently reproduced the amounts pertaining to 2002 as presented in our prior year's definitive proxy statement. The amended section "Independent Registered Public Accountants' Fees and Services" presented herein contains the correct amounts pertaining to 2003, which originally were presented in our definitive proxy statement with respect to our Annual Meeting of Stockholders that was held on May 10, 2004.

Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 16, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES


Independent Registered Public Accountant's Fees and Services

         The Company was billed for professional services provided during fiscal years 2003 and 2004 by Deloitte & Touche in the amounts set out in the following table.

                                         2003                  2004
                                 --------------------- ----------------------
Audit Fees (1)                           $310,000               $730,880
Audit-Related Fees (2)                    238,000                537,700
Tax Fees (3)                              774,199                590,780
All Other Fees (4)                         65,581                 48,043
                                 --------------------- ----------------------
      Total                            $1,387,780             $1,907,403
                                 ===================== ======================

(1) Consists of fees billed for professional services in connection with the audit of the Company's annual financial statements for the fiscal years ended December 31, 2003, and December 31, 2004, the audit of the Company's internal controls over financial reporting as of December 31, 2004, reviews of the financial statements included in the Company's quarterly reports on Form 10-Q during the 2003 and 2004 fiscal years, comfort letters and other services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2) Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". These services include audits of the Company's subsidiaries pursuant to requirements of certain loan agreements, joint venture agreements and ground lease agreements, as well as fees related to the Company's documentation of its internal controls over financial reporting.

(3) Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, tax audit defense; tax services related to mergers and acquisitions, and tax planning services.

(4) Consists of fees for products and services other than the services reported above. These services included permitted software license and implementation fees related to tax compliance software and an agreed-upon procedures engagement.

     The Audit Committee of the Board of Directors has considered the services rendered by Deloitte & Touche for services other than the audit of the Company's financial statements and has determined that the provision of these services is compatible with maintaining the independence of Deloitte & Touche.

     The Audit Committee has adopted a policy that it is required to approve all services (audit and/or non-audit) to be performed by the independent auditor to assure that the provision of such services does not impair such auditor's independence. All services, engagement terms, conditions and fees, as well as changes in such terms, conditions and fees must be approved by the Audit Committee in advance. The Audit Committee will annually review and approve services that may be provided by the independent auditor during the next year and will revise the list of approved services from time to time based on subsequent determinations. The Audit Committee believes that the independent auditor can provide tax services to the Company such as tax compliance, tax planning and tax advice without impairing such auditor's independence and that such tax services do not constitute prohibited services pursuant to SEC and/or NYSE rules. The authority to approve services may be delegated by the Audit Committee to one or more of its members, but may not be delegated to management. If authority to approve services has been delegated to an Audit Committee member, any such approval of services must be reported to the Audit Committee at its next scheduled meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CBL & ASSOCIATES PROPERTIES, INC.

                                    By:     /s/ John N. Foy
                                        --------------------------
                                           John N. Foy
                                           Vice Chairman of the Board, Chief
                                           Financial Officer   and Treasurer
Dated: December 1, 2005

                                INDEX TO EXHIBITS



31.1 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002