Form 10-K
period 2005-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2006-03-15
CIK 910612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|   Accelerated filer |_|    Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes |_|    No |X|

The aggregate market value of the 60,749,837 shares of common stock held by non-affiliates of the registrant as of June 30, 2005 was $2,616,495,460, based on the closing price of $43.07 per share on the New York Stock Exchange on June 30, 2005. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 10, 2006, there were 64,116,757 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual shareholders meeting to be held on May 8, 2006, are incorporated by reference into Part III.

                                TABLE OF CONTENTS

Item No.                                                               Page

                                     PART I

 1     Business                                                            4
 1A    Risk Factors                                                       12
 1B    Unresolved Staff Comments                                          20
 2     Properties                                                         20
 3     Legal Proceedings                                                  35
 4     Submission of Matters to a Vote of Security Holders                35

                              PART II

 5     Market For Registrant's Common Equity, Related
       Stockholder Matters and Issuer Purchases of Equity Securities      35
 6     Selected Financial Data                                            37
 7     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                38
7A     Quantitative and Qualitative Disclosures about Market Risk         56
 8     Financial Statements and Supplementary Data                        56
 9     Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure                                56
9A     Controls and Procedures                                            56
9B     Other Information                                                  59


                             PART III

10     Directors and Executive Officers of the Registrant                 61
11     Executive Compensation                                             61
12     Security Ownership of Certain Beneficial Owners
       and Management and Related Stockholder Matters                     61
13     Certain Relationships and Related Transactions                     61
14     Principal Accounting Fees and Services                             61

                              PART IV

15     Exhibits, Financial Statement Schedules                            62


Signatures                                                                63

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995


     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we cannot give assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. In addition to the risk factors discussed below in Item 1A. of this report, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.


                                     Part I.
ITEM 1. BUSINESS

Background

     CBL & Associates Properties, Inc. (the "CBL") was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates ("CBL's Predecessor"), which was formed by Charles B. Lebovitz in 1978. On November 3, 1993, CBL completed an initial public offering (the "Offering"). Simultaneous with the completion of the Offering, CBL's Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the "Operating Partnership") in exchange for common units of limited partnership interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 9 to the consolidated financial statements. The terms "we", "us", "our" and the "Company" refer to CBL & Associates Properties, Inc. and its subsidiaries.

Recent Developments

     In January 2005, we closed the third phase of our joint venture, Galileo America LLC ("Galileo America"), when we sold our interests in two power centers, one community center and one community center expansion to Galileo America for $58.6 million.

     We acquired the properties listed in the following table during 2005. Please see Note 3 to the consolidated financial statements for more information.

                                                                                                         Purchase     Acquisition
Property                                               Location                                            Price         Date
-----------------------------------------------------  -----------------------------------------------  ------------  -----------
                                                                                                         (in 000's)

Laurel Park Place                                      Livonia, MI                                       $ 80,363     June 2005
The Mall of Acadiana                                   Lafayette, LA                                      175,204     July 2005
Layton Hills Mall and Layton Hills Convenience Center  Layton Hills, UT                                   120,926     November 2005
Oak Park Mall, Eastland Mall and Hickory Point Mall    Overland Park, KS; Bloomington, IL; Forsyth, IL    508,180     November 2005
                                                                                                         -----------
                                                                                                         $884,673
                                                                                                         ===========

     In February 2005, we amended one of our secured credit facilities to increase the total availability from $80.0 million to $100.0 million and to extend the maturity by one year to June 2007.

     On May 9, 2005, our shareholders approved an increase in the authorized shares of the common stock under our amended and restated certificate of incorporation to 180,000,000 shares from 95,000,000 shares. On May 10, 2005, our board of directors approved a two-for-one stock split of our common stock, which was effected in the form of a stock dividend. The record date for the stock split was June 1, 2005, and the distribution date was June 15, 2005. The common units and special common units of limited partner interest in the Operating Partnership were also split on a two-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of our common stock.

     In April 2005, we formed a joint venture with the Richard E. Jacobs Group ("Jacobs") to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. See Note 5 to the consolidated financial statements for more information.

     In August 2005, we transferred our 8.4% ownership interest in Galileo America to Galileo America in exchange for Galileo America's interest in two community centers: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. We also sold our management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. ("New Plan").

     In September 2005, we increased the availability under our unsecured credit facility from $400.0 million to $500.0 million.

     In October 2005, our board of directors declared a special one-time cash dividend for our common stock of $0.09 per share. The dividend was payable on January 16, 2006, to shareholders of record as of December 30, 2005. The special dividend was declared as a result of the taxable gains generated from the sale of our management and advisory contracts with Galileo America that is discussed in Note 5 to the consolidated financial statements.

     In November 2005, our board of directors approved a plan to repurchase up to $60.0 million of our common stock by December 31, 2006. The stock repurchase plan was adopted to provide us the opportunity to repurchase shares relatively equivalent to the Series K Special Common Units that were issued in connection with the acquisition of the three-mall portfolio that is discussed in Note 3 to the consolidated financial statements. We had repurchased 1,371,034 shares of our common stock as of December 31, 2005 for a total of $55.0 million, or a weighted average cost of $40.11 per share. We do not intend to repurchase any additional shares subsequent to December 31, 2005.

     In November 2005, we formed a 50/50 joint venture with Jacobs to own Triangle Town Center and its associated and lifestyle centers, Triangle Town Place and Triangle Town Commons, in Raleigh, NC. We assumed management, leasing and any future development responsibilities of these properties.

The Company's Business

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT"). We own, develop, acquire, lease, manage, and operate regional malls, open-air and community shopping centers. Our shopping center properties are located in 27 states, but primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

     We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2005, CBL Holdings

I, Inc. owned a 1.6% general partnership interest and CBL Holdings II, Inc. owned a 52.5% limited partnership interest in the Operating Partnership, for a combined interest held by us of 54.1%.

     As of December 31, 2005, we owned:

     |X| interests in a portfolio of operating properties including 77 enclosed regional malls and two open-air centers (the "Malls"), 30 associated centers (the "Associated Centers"), seven community centers (the "Community Centers") and our corporate office building (the "Office Building");

     |X| interests in two mall expansions, two open-air centers, one open-air shopping center expansion, two associated centers, one community center and one community center expansion that are currently under construction (the "Construction Properties"), as well as options to acquire certain shopping center development sites; and

     |X| mortgages on eight properties that are secured by first mortgages or wrap-around mortgages on the underlying real estate and related improvements (the "Mortgages").

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

     The Management Company manages all but five of the Properties. Governor's Square and Governor's Plaza in Clarksville, TN, and Kentucky Oaks Mall, in
Paducah, KY are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions. Springdale Center in Mobile, AL and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA, are managed by a third party that receives a fee for its services.

     The majority of our revenues are derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes, insurance and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

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

     |X| GLA - refers to gross leasable area of retail space in square feet, including anchors and mall tenants

     |X|  Anchor - refers to a department store or other large retail store

     |X| Freestanding - property locations that are not attached to the primary complex of buildings that comprise the mall shopping center

     |X| Outparcel - land used for freestanding developments, such as retail stores, banks and restaurants, on the periphery of the Properties

Significant Markets

     Our top five markets, in terms of revenues, were as follows for the year ended December 31, 2005:

     Market                 Percentage Total of Revenues
----------------------      ----------------------------
Nashville, TN                          6.2%
Madison, WI                            3.5%
Chattanooga, TN                        3.1%
Pittsburgh, PA                         3.3%
Winston-Salem, NC                      3.0%
                                      ------
                                      19.1%
                                      =====


Top 25 Tenants

     Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2005:


                                                                                           Annual             Percentage
                                                        Number                             Gross               of Total
               Tenant                                 of Stores       Square Feet        Rentals (1)          Revenues
       ------------------------------------------   -----------     --------------     ---------------     --------------
   1   Limited Brands, Inc.                               235          1,451,230         $49,816,597               5.6%
   2   Foot Locker, Inc.                                  193            760,487          28,743,398               3.2%
   3   The Gap, Inc.                                      106          1,052,246          24,849,474               2.8%
   4   Luxottica Group, S.P.A. (2)                         77            362,187          16,993,141               1.9%
   5   Abercrombie & Fitch, Co.                           197            479,638          16,737,262               1.9%
   6   AE Outfitters Retail Company                        73            384,206          15,162,552               1.7%
   7   Signet Group PLC (3)                               104            158,906          14,502,975               1.6%
   8   Zale Corporation                                   148            148,800          13,637,113               1.5%
   9   JC Penney Co. Inc. (4)                              69          7,701,909          13,273,150               1.5%
  10   Finish Line, Inc.                                   68            356,479          12,948,490               1.5%
  11   New York & Company, Inc.                            45            348,612          11,031,050               1.2%
  12   The Regis Corporation                              198            230,075          11,014,242               1.2%
  13   Hallmark Cards, Inc.                                88            309,068          10,310,067               1.2%
  14   The Children's Place Retail Stores, Inc.(5)         61            258,951           9,898,797               1.1%
  15   Genesco Inc. (6)                                   139            178,211           9,801,639               1.1%
  16   Charming Shoppes, Inc. (7)                          58            344,733           9,789,050               1.1%
  17   Pacific Sunwear of California                       81            279,350           9,625,585               1.1%
  18   Dick's Sporting Goods, Inc.                         11            654,686           9,085,563               1.0%
  19   Aeropostale, Inc.                                   66            223,772           8,736,517               1.0%
  20   Trans World Entertainment (8)                       50            259,060           8,364,797               0.9%
  21   Sun Capital Partners, Inc. (9)                      65            441,360           7,988,783               0.9%
  22   Federated Department Stores, Inc.(10)               86          6,228,826           7,951,723               0.9%
  23   Christopher & Banks, Inc.                           67            231,681           7,736,242               0.9%
  24   Claire's Stores, Inc.                              117            132,167           7,537,292               0.9%
  25   The Buckle, Inc.                                    44            214,094           7,377,496               0.8%
                                                    -----------     --------------     ---------------     --------------
                                                        2,446         23,190,734        $342,912,995              38.5%
                                                    ===========     ==============     ===============     ==============

(1) Includes annual minimum rent and tenant reimbursements based on amounts in effect at December 31, 2005.

(2)  Luxottica was previously Lenscrafters and Sunglass Hut. Luxottica purchased
     Cole  National   Corporation,   which  operates  Pearl  Vision  and  Things
     Remembered in October 2004.

(3) Signet Group was previously Sterling, Inc. They operate Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.

(4)  J.C. Penney owns 29 of these stores.

(5) The Children's Place Retail Stores, Inc. purchased The Disney Store in November 2004.

(6) Genesco Inc. operates Journey's, Jarman and Underground Station. Genesco purchased Hat World, which operates Hat World, Lids, Hat Zone and Cap Factory, as of April 2, 2004.

(7)  Charming Shoppes, Inc. operates Lane Bryant, Fashion Bug and Catherine's.

(8)  Trans World  Entertainment  operates FYE (formerly Camelot Music and Record
     Town) and Saturday Matinee.

(9) Sun Capital Partners, Inc. operates Sam Goody, Suncoast Motion Pictures, Musicland, Life Uniform, Anchor Blue, Mervyn's, Bruegger's Bagels, Wick's Furniture and the Mattress Firm. Musicland Group, which includes Sam Goody.



     and Suncoast, recently filed for bankruptcy under Chapter 11. They represent 178,776 square feet and $6,535,866 in total annual revenue.

(10) Federated Department Stores merged with May Company in 2005. They now operate After Hours Formalwear, Desmond's Formal Wear, Mitchell's Formal Wear, Tuxedo World, David's Bridal, Burdine's, Famous Barr, Foley's, Hecht's, Kaufmann's, Lazarus, L.S. Ayers, Macy's, Marshall Field's, Meier & Frank, Rich's-Macy's, Robinson's May, & The Jones Store.

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

Leasing, Management and Marketing

     Our objective is to maximize cash flows from our existing Properties through:

     |X|  aggressive leasing that seeks to increase occupancy,

     |X| originating and renewing leases at higher base rents per square foot compared to the previous lease,

     |X|  merchandising, marketing, sponsorship and promotional activities and

     |X|  aggressively   controlling   operating  costs  and  resulting   tenant
          occupancy costs.

Expansions and Renovations

     We can generate additional revenue by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property's competitive position within its market. As shown below, we completed seven expansions during 2005 and expect to expand four Properties in 2006:

                Property                           Location                GLA              Opening Date
-----------------------------------------------------------------------------------------------------------------
Completed in 2005:
------------------
CoolSprings Crossing                     Nashville, TN                     10,000               March
The District at Monroeville Mall         Monroeville, PA                   75,000               April
Citadel Mall                             Charleston, SC                    45,000              August
St. Clair Square                         Fairview Heights, IL               8,500             September
Stroud Mall                              Stroudsburg, PA                    4,500              October
Fayette Mall                             Lexington, KY                    144,000              October
Fashion Square                           Orange Park, FL                   18,000              October
                                                                        ---------
                                                                          305,000
                                                                        =========
Scheduled for 2006:
-------------------
Southaven Towne Center (Dillard's)       Southaven, MS                    158,900               March
Southaven Towne Center (Gordman's)       Southaven, MS                     59,400               April
Burnsville Center                        Burnsville, MN                    20,600               April
Coastal Grand-Myrtle Beach (PetsMart)    Myrtle Beach, SC                  20,100                May
Hanes Mall (Dick's Sporting Goods)       Winston-Salem, NC                 66,000               July
Southaven Towne Center                   Southaven, MS                     15,000             November
                                                                        ---------
                                                                          340,000
                                                                        =========

     Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior decor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and maintaining the Property's market dominance. As shown below, we renovated three Properties during 2005 and expect to renovate nine Properties during 2006.

Property                     Location
---------------------------------------------------------
Completed in 2005:
Fayette Mall                 Lexington, KY
Hamilton Corner              Chattanooga, TN
Village at Rivergate         Nashville, TN


Scheduled for 2006:

CoolSprings Galleria         Nashville, TN
Chapel Hill Mall             Akron, OH
Hamilton Crossing            Chattanooga, TN
Harford Mall                 Bel Air, MD
Honey Creek Mall             Terre Haute, IN
Madison Square               Huntsville, AL
Northpark Mall               Joplin, MO
Park Plaza Mall              Little Rock, AR
Wausau Center                Wausau, WI


 Development of New Retail Properties

     In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following shows the new developments we opened during 2005 and those under construction at December 31, 2005:

                Property                        Location                    GLA            Opening Date
--------------------------------------------------------------------------------------------------------
Opened in 2005:
---------------
Imperial Valley Mall (60/40 joint venture)   El Centro, CA                   754,000       March
Hamilton Corner                              Chattanooga, TN                  68,000       March
Coastal Grand Crossing                       Myrtle Beach, SC                 15,000       May
Cobblestone Village at Royal Palm Beach      Royal Palm Beach, FL            225,000       June
Chicopee Marketplace                         Chicopee, MA                    156,000       September
Southaven Towne Center                       Southaven, MS                   279,100       October
Gulf Coast Town Center (Phase I)             Ft. Myers, FL                   436,000       November
                                                                    ------------------
                                                                          1,933,100
                                                                    ==================

Currently under construction:
-----------------------------
The Plaza at Fayette (Phase I)               Lexington, KY                    73,400        July 2006
Lakeview Point                               Stillwater, OK                  207,300        October 2006
Gulf Coast Town Center (Phase II)            Ft. Myers, FL                   739,000        October 2006
High Pointe Commons                          Harrisburg, PA                  297,100        October 2006
The Shoppes at St. Clair                     Fairview Heights, IL             75,000        March 2007
                                                                    ------------------
                                                                           1,391,800
                                                                    ==================

     Our total investment in the Properties opened in 2005 was $282.6 million and the total investment in the Properties we had under construction at December 31, 2005 is projected to be $219.7 million.

Acquisitions

     We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire regional mall properties where we believe we can increase the value of the property through our development, leasing and management expertise. We acquired the following Properties during 2005:

               Property                      Location                        GLA         Month Acquired
------------------------------------------------------------------------------------------------------
Laurel Park Place                            Livonia, MI                    805,200         June
The Mall of Acadiana                         Lafayette, LA                  997,300         July
Layton Hills Mall                            Layton Hills, UT               660,700         November
Layton Hills Convenience Center              Layton, UT                      93,900         November
Oak Park Mall                                Overland Park, KS            1,488,500         November
Eastland Mall                                Bloomington, IL                755,800         November
Hickory Point Mall                           Forsyth, IL                    743,100         November
Triangle Town Center (50/50 joint venture)   Raleigh, NC                  1,279,200         November
Triangle Town Place (50/50 joint venture)    Raleigh, NC                    161,800         November
                                                                    ------------------
                                                                          6,985,500
                                                                    ==================

Insurance

     We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. The property and liability insurance policies on our Properties currently include loss resulting from acts of terrorism, whether foreign or domestic. We believe the Properties are adequately insured in accordance with industry standards.

Environmental Matters

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of petroleum, certain hazardous or toxic substances on, under or in such real estate. Such laws typically impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. The costs of remediation or removal of such substances may be substantial. The presence of such substances, or the failure to promptly remove or remediate such substances, may adversely affect the owner's or operator's ability to lease or sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain laws also impose requirements on conditions and activities that may affect the environment or the impact of the environment on human health. Failure to comply with such requirements could result in the imposition of monetary penalties (in addition to the costs to achieve compliance) and potential liabilities to third parties. Among other things, certain laws require abatement or removal of friable and certain non-friable asbestos-containing materials in the event of demolition or certain renovations or remodeling. Certain laws regarding asbestos-containing materials require building owners and lessees, among other things, to notify and train certain employees working in areas known or presumed to contain asbestos-containing materials. Certain laws also impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with asbestos-containing materials. In connection with the ownership and operation of properties, we may be potentially liable for all or a portion of such costs or claims.

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

     We believe that our properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have recorded in our financial statements a liability of $2.4 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former properties. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the properties has not been or will not be affected by tenants and occupants of the properties, by the condition of properties in the vicinity of the properties or by third parties unrelated to us, the Operating Partnership or the relevant property's partnership.

Competition

     The Properties compete with various shopping facilities in attracting retailers to lease space. In addition, retailers at our properties face competition from discount shopping centers, outlet malls, wholesale clubs, direct mail, television shopping networks, the internet and other retail shopping developments. The extent of the retail competition varies from market to market. We work aggressively to attract customers through marketing promotions and campaigns.

Seasonality

     Our business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season, which results in higher percentage rent income in the fourth quarter. The Malls earn most of their "temporary" rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.

Financial Information About Segments

     See Note 12 to the consolidated financial statements for information about our reportable segments.

Employees

     We currently have 784 full-time and 699 part-time employees. None of our employees are represented by a union.

Corporate Offices

     Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

     There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the "investor relations" section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not, be considered to be a part of this Form 10-K.

ITEM 1A.  RISK FACTORS


RISKS RELATED TO REAL ESTATE INVESTMENTS

Real property investments are subject to various risks, many of which are beyond our control, that could cause declines in the operating revenues and/or the underlying value of one or more of our Properties.

     A number of factors may decrease the income generated by a retail shopping center property, including:

     |X|  National,   regional  and  local  economic  climates,   which  may  be
          negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, and other factors which tend to reduce consumer spending on retail goods.

     |X| Local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants.

     |X| Increased operating costs, such as increases in real property taxes, utility rates and insurance premiums.

     |X| Perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center.

     |X| The willingness and ability of the shopping center's owner to provide capable management and maintenance services.

     |X| The convenience and quality of competing retail properties and other retailing options, such as the Internet.

     In addition, other factors may adversely affect the value of our Properties without affecting their current revenues, including:

     |X| Adverse changes in governmental regulations, such as local zoning and land use laws, environmental regulations or local tax structures that could inhibit our ability to proceed with development, expansion, or renovation activities that otherwise would be beneficial to our Properties.

     |X| Potential environmental or other legal liabilities that reduce the amount of funds available to us for investment in our Properties.

     |X| Any inability to obtain sufficient financing (including both construction financing and permanent debt), or the inability to obtain such financing on commercially favorable terms, to fund new developments, acquisitions, and property expansions and renovations which otherwise would benefit our Properties.

     |X| An environment of rising interest rates, which could negatively impact both the value of commercial real estate such as retail shopping centers and the overall retail climate.

The loss of one or more significant tenants, due to bankruptcies or as a result of ongoing consolidations in the retail industry, could adversely affect both the operating revenues and value of our Properties.

     Regional malls are typically anchored by well-known department stores and other significant tenants who generate shopping traffic at the mall. A decision by an anchor tenant or other significant tenant to cease operations at one or more Properties could have a material adverse effect on those Properties and, by extension, on our financial condition and results of operations. The closing of an anchor or other significant tenant may allow other anchors and/or tenants at an affected Property to terminate their leases, to seek rent relief and/or cease operating their stores or otherwise adversely affect occupancy at the Property. In addition, key tenants at one or more Properties might terminate their leases as a result of mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry. The bankruptcy and/or closure of one or more significant tenants, if we are not able to successfully re-tenant the affected space, could have a material adverse effect on both the operating revenues and underlying value of the Properties involved.

We may incur significant costs related to compliance with environmental laws, which could have a material adverse effect on our results of operations, cash flow and the funds available to us to pay dividends.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial. In addition, the presence of hazardous or toxic substances, or the failure to remedy environmental hazards properly, may adversely affect the owner's or operator's ability to sell or rent affected real property or to borrow money using affected real property as collateral.

     Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. Laws exist that impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to asbestos-containing materials. In connection with our ownership, operation, management, development and redevelopment of our Properties, or any other Properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities, which could have an adverse effect on our results of operations, cash flow and the funds available to us to pay dividends.

RISKS RELATED TO OUR BUSINESS AND THE MARKET FOR OUR STOCK

We may elect not to proceed with certain development projects once they have been undertaken, resulting in charges that could have a material adverse effect on our results of operations for the period in which the charge is taken.

     We intend to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will incur various risks including the risk that development or expansion opportunities explored by us may be abandoned and the risk that construction costs of a project may exceed original estimates, possibly making the project not profitable. Other risks include the risk that we may not be able to refinance construction loans which are generally with full recourse to us, the risk that occupancy rates and rents at a completed project will not meet projections and will be insufficient to make the project profitable, and the risk that we will not be able to obtain anchor, mortgage lender and property partner approvals for certain expansion activities. In the event of an unsuccessful development project, our loss could exceed our investment in the project.

     We have in the past elected not to proceed with certain development projects and anticipate that we will do so again from time to time in the future. If we elect not to proceed with a development opportunity, the development costs ordinarily will be charged against income for the then-current period. Any such charge could have a material adverse effect on our results of operations for the period in which the charge is taken.

Competition from other retail formats could adversely affect the revenues generated by our properties, resulting in a reduction in funds available for distribution to our stockholders.

     There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. In addition, retailers at our Properties face competition for customers from:

     |X|  Discount shopping centers
     |X|  Outlet malls
     |X|  Wholesale clubs
     |X|  Direct mail
     |X|  Telemarketing
     |X|  Television shopping networks
     |X|  Shopping via the Internet

     Each of these competitive factors could adversely affect the amount of rents that we are able to collect from our tenants, thereby reducing our revenues and the funds available for distribution to our stockholders.

Since our shopping center properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

     Our properties are located principally in the southeastern and midwestern Unites States. Our properties located in the southeastern United States accounted for approximately 52.6% of our total revenues from all properties for the year ended December 31, 2005 and currently include 40 Malls, 20 Associated Centers, five Community Centers and one Office Building. Our properties located in the midwestern United States accounted for approximately 25.9% of our total revenues from all properties for the year ended December 31, 2005 and currently include 21 Malls and three Associated Centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Certain of our shopping center properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in the best interests of the Company and our stockholders.

     We own partial interests in eight malls, six associated centers, three community centers and one office building. We manage all of these properties except for Governor's Square, Governor's Plaza and Kentucky Oaks. A property manager affiliated with the managing general partner performs the property management services for these properties and receives a fee for its services. The managing partner of each of these three Properties controls the cash flow distributions, although our approval is required for certain major decisions. Springdale Center in Mobile, AL and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA, are managed by a third party that receives a fee for its services.

     Where we serve as managing general partner of the partnerships that own our properties, we may have certain fiduciary responsibilities to the other partners in those partnerships. In certain cases, the approval or consent of the other partners is required before we may sell, finance, expand or make other significant changes in the operations of such properties. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans with respect to expansion, development, financing or other similar transactions with respect to such properties.

     With respect to Governor's Square, Governor's Plaza and Kentucky Oaks we do not have day-to-day operational control or control over certain major decisions, including the timing and amount of distributions, which could result in decisions by the managing general partner that do not fully reflect our interests. This includes decisions relating to the requirements that we must satisfy in order to maintain our status as a REIT for tax purposes. However, decisions relating to sales, expansion and disposition of all or substantially all of the assets and financings are subject to approval by the Operating Partnership.

Certain agreements with prior owners of Properties that we have acquired may inhibit our ability to enter into future sale or refinancing transactions affecting such Properties, which otherwise would be in the best interests of the Company and our stockholders.

     Certain Properties that we originally acquired from third parties had unrealized gain attributable to the difference between the fair market value of such Properties and the third parties' adjusted tax basis in the Properties immediately prior to their contribution of such Properties to the Operating
Partnership pursuant to our acquisition. For this reason, a taxable sale by us of any of such Properties, or a significant reduction in the debt encumbering such Properties, could result in adverse tax consequences to the third parties who contributed these properties in exchange for interests in the Operating Partnership. Under the terms of these transactions, we have generally agreed that we either will not sell or refinance such an acquired Property for a number of years in any transaction that would trigger adverse tax consequences for the parties from whom we acquired such Property, or else we will reimburse such parties for all or a portion of the additional taxes they are required to pay as a result of the transaction. Accordingly, these agreements may cause us not to engage in future sale or refinancing transactions affecting such Properties which otherwise would be in the best interests of the Company and our stockholders, or may increase the costs to us of engaging in such transactions.

The loss or bankruptcy of a major tenant could negatively affect our financial position and results of operations.

     In the year ended December 31, 2005, no tenant accounted for 5% or more of revenues except for The Limited Stores Inc. (including Intimate Brands, Inc.), which accounted for approximately 5.6% of our total revenues. The loss or bankruptcy of this key tenant could negatively affect our financial position and results of operations.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the Nashville, Tennessee area, which is our single largest market.

     Our properties located in Nashville, TN accounted for 6.2% of our revenues for the year ended December 31, 2005. No other market accounted for more than 3.5% of our revenues for the year ended December 31, 2005. Our financial position and results of operations will therefore be affected by the results experienced at properties located in the Nashville, TN area.

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flow and the amounts available for distributions to our stockholders, and decrease our stock price, if investors seek higher yields through other investments.

     An environment of rising interest rates could lead holders of our securities to seek higher yields through other investments, which could adversely affect the market price of our stock. One of the factors that may influence the price of our stock in public markets is the annual distribution rate we pay as compared with the yields on alternative investments. Numerous other factors, such as governmental regulatory action and tax laws, could have a significant impact on the future market price of our stock. In addition, increases in market interest rates could result in increased borrowing costs for us, which may adversely affect our cash flow and the amounts available for distributions to our stockholders.

Recent changes in the U.S. federal income tax treatment of corporate dividends may make our stock less attractive to investors, thereby lowering our stock price.

     In May 2003, the maximum U.S. federal income tax rate for dividends received by individual taxpayers was reduced generally from 38.6% to 15% (from January 1, 2003 through 2008). However, dividends payable by REITs are generally not eligible for such treatment. Although this legislation did not have a directly adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in a REIT, which could have an adverse impact on the market price of our stock.

Certain of our credit facilities, the loss of which could have a material, adverse impact on our financial condition and results of operations, are conditioned upon the Operating Partnership continuing to be managed by certain members of its current senior management and by such members of senior management continuing to own a significant direct or indirect equity interest in the Operating Partnership.

     Certain of the Operating Partnership's lines of credit are conditioned upon the Operating Partnership continuing to be managed by certain members of its current senior management and by such members of senior management continuing to own a significant direct or indirect equity interest in the Operating Partnership (including any shares of our common stock owned by such members of senior management may hold in us). If the failure of one or more of these conditions resulted in the loss of these credit facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.

Our insurance coverage may change in the future, and may not include coverage for acts of terrorism.

     The general liability and property casualty insurance policies on our Properties currently include loss resulting from acts of terrorism, whether foreign or domestic. The cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly post-September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act ("TRIA"). If TRIA is not extended beyond 2006, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties. We are unable at this time to predict whether we will continue our policy coverage as currently structured when our policies are up for renewal on December 31, 2006.


RISKS RELATED TO FEDERAL INCOME TAX LAWS

If we fail to qualify as a REIT in any taxable year, our funds available for distribution to stockholders will be reduced.

     We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code. Although we believe that we are organized and operate in such a manner, no assurance can be given that we currently qualify and in the future will continue to qualify as a REIT. Such qualification involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification or its corresponding federal income tax consequences.

     If in any taxable year we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax on our taxable income at regular corporate rates. Unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. We currently intend to operate in a manner designed to qualify as a REIT. However, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors, with the consent of a majority of our stockholders, to revoke the REIT election.

Any issuance or transfer of our capital stock to any person in excess of the applicable limits on ownership necessary to maintain our status as a REIT would be deemed void ab initio, and those shares would automatically be transferred to a non-affiliated charitable trust.

     To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by vote, value or number of shares (other than Charles Lebovitz, our Chief Executive Officer, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code's attribution rules). The affirmative vote of 66 (2)/3% of our outstanding voting stock is required to amend this provision.

     Our board of directors may, subject to certain conditions, waive the applicable ownership limit upon receipt of a ruling from the IRS or an opinion of counsel to the effect that such ownership will not jeopardize our status as a REIT. Absent any such waiver, however, any issuance or transfer of our capital stock to any person in excess of the applicable ownership limit or any issuance or transfer of shares of such stock which would cause us to be beneficially owned  by  fewer  than 100  persons,  will be null  and  void  and the  intended transferee will acquire no rights to the stock. Instead, such issuance or transfer with respect to that number of shares that would be owned by the transferee in excess of the ownership limit provision would be deemed void ab initio and those shares would automatically be transferred to a trust for the exclusive benefit of a charitable beneficiary to be designated by us, with a trustee designated by us, but who would not be affiliated with us or with the prohibited owner. Any acquisition of our capital stock and continued holding or ownership of our capital stock constitutes, under our certificate of incorporation, a continuous representation of compliance with the applicable ownership limit.

In order to maintain our status as a REIT avoid the imposition of certain additional taxes under the Internal Revenue Code, we must satisfy minimum requirements for distributions to shareholders, which may limit the amount of cash we might otherwise have been able to retain for use in growing our business.

     To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all of our net capital gain or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at ordinary and capital gains corporate tax rates, as the case may be. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities' contributing properties. The relatively low tax basis of such contributed properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.


RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

The ownership limit described above, as well as certain provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan, and certain provisions of Delaware law may hinder any attempt to acquire us.

     Certain provisions of Delaware law, as well as of our amended and restated certificate of incorporation and bylaws, and agreements to which we are a party, may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements may be summarized as follows:


     |X| THE OWNERSHIP LIMIT - As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by value (other than Charles Lebovitz, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code's attribution rules). In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our board of directors.

     |X| CLASSIFIED BOARD OF DIRECTORS; REMOVAL FOR CAUSE - Our certificate of incorporation provides for a board of directors divided into three classes, with one class elected each year to serve for a three-year term. As a result, at least two annual meetings of stockholders may be required for the stockholders to change a majority of our board of directors. In addition, our stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. Collectively, these provisions make it more difficult to change the composition of our board of directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.

     |X| ADVANCE NOTICE REQUIREMENTS FOR STOCKHOLDER PROPOSALS - Our bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the meeting.

     |X| VOTE REQUIRED TO AMEND BYLAWS - A vote of 66 (2)/3% of the outstanding voting stock is necessary to amend our bylaws.

     |X| STOCKHOLDER RIGHTS PLAN - We have a stockholder rights plan, which may delay, deter or prevent a change in control unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. The rights plan generally would be triggered if an entity, group or person acquires (or announces a plan to acquire) 15% or more of our common stock. If such transaction is not approved by our board of directors, the effect of the stockholder rights plan would be to allow our stockholders to purchase shares of our common stock, or the common stock or other merger consideration paid by the acquiring entity, at an effective 50% discount.

     |X| DELAWARE ANTI-TAKEOVER STATUTE - We are a Delaware corporation and are subject to Section 203 of the Delaware General Corporation Law. In general, Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of a company's outstanding voting stock) from engaging in a "business combination" (as defined in
          Section 203) with us for three years following the date that person becomes an interested stockholder unless:

               (a) before that person became an interested holder, our board of directors approved the transaction in which the interested holder became an interested stockholder or approved the business combination;

               (b) upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owns 85% of our voting stock outstanding at the time the transaction commenced (excluding stock held by directors who are also officers and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer); or

               (c) following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.

          Under Section 203, these restrictions also do not apply to certain business combinations proposed by an interested stockholder following the announcement or notification of certain extraordinary transactions involving us and a person who was not an interested stockholder during the previous three years or who became an interested stockholder with the approval of a majority of our directors, if that extraordinary transaction is approved or not opposed by a majority of the directors who were directors before any person became an interested stockholder in the previous three years or who were recommended for election or elected to succeed such directors by a majority of directors then in office.

Certain ownership interests held by members of our senior management may tend to create conflicts of interest between such individuals and the interests of the Company and our Operating Partnership.

     |X| RETAINED PROPERTY INTERESTS - Members of our senior management own interests in certain real estate properties that were retained by them at the time of our initial public offering. These consist primarily of outparcels at certain of our properties, which are being offered for sale through our management company. As a result, these members of our senior management have interests that could conflict with the interests of the Company, our shareholders and the Operating Partnership with respect to any transaction involving these properties.

     |X| TAX CONSEQUENCES OF THE SALE OR REFINANCING OF CERTAIN PROPERTIES - Since certain of our properties had unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties immediately prior to their contribution to the Operating Partnership, a taxable sale of any such properties, or a significant reduction in the debt encumbering such properties, could cause adverse tax consequences to the members of our senior management who owned interests in our predecessor entities. As a result, members of our senior management might not favor a sale of a property or a significant reduction in debt even though such a sale or reduction could be beneficial to us and the Operating Partnership. Our bylaws provide that any decision relating to the potential sale of any property that would result in a disproportionately higher taxable income for members of our senior management than for us and our stockholders, or that would result in a significant reduction in such property's debt, must be made by a majority of the independent directors of the board of directors. The Operating Partnership is required, in the case of such a sale, to distribute to its partners, at a minimum, all of the net cash proceeds from such sale up to an amount reasonably believed necessary to enable members of our senior management to pay any income tax liability arising from such sale.

     |X| INTERESTS IN OTHER ENTITIES; POLICIES OF THE BOARD OF DIRECTORS - Certain entities owned in whole or in part by members of our senior management, including the construction company that built or renovated most of our properties, may continue to perform services for, or transact business with, us and the Operating Partnership. Furthermore, certain property tenants are affiliated with members of our senior management. Accordingly, although our bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them, these affiliations could nevertheless create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None

ITEM 2. PROPERTIES

     Refer to Item 7: Management's Discussion and Analysis for additional information pertaining to the Properties' performance.


Malls

     We own a controlling interest in 72 Malls and non-controlling interests in seven Malls. We also own a controlling interest in three Malls and two Mall expansions that are currently under construction. The Malls are primarily located in middle markets and have strong competitive positions because they are the only, or dominant, regional mall in their respective trade areas.

     The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls' parking areas.

     We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Parkway Place in Huntsville, AL, which opened in October 2002; Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven

Towne Center in Southaven, MS, which opened in October 2005; and Gulf Coast Town Center (Phase I) in Ft. Myers, FL, which opened in November 2005.

     We own the land underlying each Mall in fee simple interest, except for Walnut Square, Westgate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall, Eastgate Mall, Eastland Mall and Mall of Acadiana. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

     The following table sets forth certain information for each of the Malls as of December 31, 2005.

                                                                                           Mall
                                                                                           Store
                                        Year of                                 Total      Sales    Percentage
                            Year of      Most                                   Mall       per      Mall
                           Opening/     Recent     Company's     Total          Store      Square   Store GLA
Mall/Location            Acquisition   Expansion   Ownership     GLA(1)         GLA(2)     Foot(3)  Leased(4)    Anchors
------------------------ ------------ ----------- ----------- ------------- ------------- -------- ------------------------------

Coastal Grand-Myrtle Beach     2004         N/A         50%      997,838        452,670    $333     93%     Bed Bath & Beyond, Belk,
Myrtle Beach, SC                                                                                            Books A Million, Dick's
                                                                                                            Sporting Goods,
                                                                                                            Dillard's, Sears

Gulf Coast Town Center         2005         N/A         50%      401,423        108,105       -     48%     Babies R Us, Jo-Ann
Ft. Meyers, FL                                                                                              Fabrics, Linens N
                                                                                                            Things, Staples,
                                                                                                            Super Target

Imperial Valley Mall           2005         N/A         60%      761,790        269,433     281     83%     Dillard's, JC Penney,
El Centro, CA(13)                                                                                           Robinsons-May, Sears

Parkway Place Mall           1957/1998     2002         45%      629,284        273,602     268     91%     Dillard's, Parisian
Huntsville, AL

Southaven Towne Center         2005         N/A        100%      691,877        112,119     107    100%     Circuit City, Cost Plus,
Southaven, MS(23)                                                                                           Linens N Things,
                                                                                                            JC Penney
                                                            --------------- ------------ -------- ------
                                 Total Non-Stabilized Malls    3,482,212      1,215,929    $308     89%
                                                            --------------- ------------ -------- ------

Stabilized Malls:
Arbor Place                    1999         N/A         100%    1,176,365        378,280    $380     97%     Bed Bath & Beyond,
Atlanta (Douglasville), GA                                                                                   Borders, Dillard's,
                                                                                                             JC Penney, Macy's,
                                                                                                             Old Navy, Parisian,
                                                                                                             Sears

Asheville Mall               1972/2000     2000         100%      965,429        304,974     317     92%     Belk, Dillard's,
Asheville, NC                                                                                                Dillard's West,
                                                                                                             JC Penney, Sears

Bonita Lakes Mall(5)           1997         N/A         100%      634,012        185,871     280     98%     Dillard's, Goody's,
Meridian, MS                                                                                                 JC Penney, McRae's,
                                                                                                             Sears

Brookfield Square            1967/2001     1997         100%    1,125,439        344,962     430     97%     Barnes & Noble, Boston
Brookfield, WI                                                                                               Store, JC Penney, Old
                                                                                                             Navy, Sears

Burnsville Center            1977/1998      N/A         100%    1,078,000        429,196     359     99%     JC Penney, Marshall
Burnsville, MN                                                                                               Fields, Mervyn's(6),
                                                                                                             Old Navy, Sears,
                                                                                                             Steve & Barry's

Cary Towne Center            1979/2001     1993         100%    1,008,324        299,256     297     99%     Belk, Dillard's,
Cary, NC                                                                                                     Hecht's, JC Penney,
                                                                                                             Sears

Chapel Hill Mall(7)          1966/2004     1995         100%      859,902        300,578     289     98%     JC Penney, Kaufmann's,
Akron, OH                                                                                                    Old Navy, Sears

Cherryvale Mall              1973/2001     2004         100%      786,396        302,836     328     99%     Bergner's, JC Penney,
Rockford, IL                                                                                                 Marshall Field's, Sears

Citadel Mall                 1981/2001     2000         100%    1,117,380        321,610     273     92%     Belk, Dillard's, Old
Charleston, SC                                                                                               Navy, Parisian, Sears,
                                                                                                             Target

College Square                 1988        1999         100%      475,974        153,505     253     99%     Belk, Goody's, JC
Morristown, TN                                                                                               Penney, Proffitt's(21),
                                                                                                             Sears

                                                                                           Mall
                                                                                           Store
                                        Year of                                 Total      Sales    Percentage
                            Year of      Most                                   Mall       per      Mall
                           Opening/     Recent     Company's     Total          Store      Square   Store GLA
Mall/Location            Acquisition   Expansion   Ownership     GLA(1)         GLA(2)     Foot(3)  Leased(4)    Anchors
------------------------ ------------ ----------- ----------- ------------- ------------- -------- ------------------------------

Columbia Place               1977/2001      N/A         100%    1,094,772        329,160     269     95%     Dillard's, JC
Columbia, SC                                                                                                 Penney(22), Macy's,
                                                                                                             Old Navy, Sears

CoolSprings Galleria           1991        1994         100%    1,115,678        361,042     414     99%     Dillard's, Hecht's,
Nashville, TN                                                                                                JC Penney, Parisian,
                                                                                                             Sears

Cross Creek Mall             1975/2003     2000         100%    1,036,305        255,023     482    100%     Belk, Hecht's, JC
Fayetteville, NC                                                                                             Penney, Sears

East Towne Mall              1971/2001     2004         100%      842,426        336,064     319     94%     Barnes & Noble, Boston
Madison, WI                                                                                                  Store, Dick's Sporting
                                                                                                             Goods, Gordman's, JC
                                                                                                             Penney, Sears, Steve
                                                                                                             & Barry's

Eastgate Mall(8)             1980/2003     1995         100%    1,110,157        273,438     307     98%     Dillard's, JC Penney,
Cincinnati, OH                                                                                               Kohl's, Sears,
                                                                                                             Steve & Barry's

Eastland Mall                1967/2005      N/A         100%      810,787        226,192     318     98%     Bergner's, Famous Barr,
Bloomington, IL                                                                                              JC Penney, Kohl's,
                                                                                                             Old Navy, Sears

Fashion Square               1972/2001     1993         100%      796,556        317,359     289     95%     JC Penney, Marshall
Saginaw, MI                                                                                                  Field's, Sears,
                                                                                                             Steve & Barry's

Fayette Mall                 1971/2001     1993         100%    1,193,441        352,043     490     96%     Dick's, Dillard's, JC
Lexington, KY                                                                                                Penney, Macy's, Sears

Foothills Mall               1983/1996     2004          95%      482,571        155,875     245     96%     Goody's, JC Penney,
Maryville, TN                                                                                                Proffitt's for Women,
                                                                                                             Proffitt's for Men
                                                                                                             Kids & Home, Sears,
                                                                                                             TJ Maxx

Frontier Mall                  1981        1997         100%      528,745        214,994     234     95%     Dillard's I, Dillard's
Cheyenne, WY                                                                                                 II, Gart Sports, JC
                                                                                                             Penney, Sears

Georgia Square                 1981         N/A         100%      674,210        252,656     272     98%     Belk, JC Penney,
Athens, GA                                                                                                   Macy's, Sears

Governor's Square              1986        1999          48%      742,517        310,892     294     90%     Belk, Dillard's,
Clarksville, TN                                                                                              Goody's, JC Penney,
                                                                                                             Sears

Greenbrier Mall              1981/2004     2004         100%      888,450        304,465     356     95%     Dillard's, Hecht's,
Chesapeake, VA                                                                                               JC Penney, Sears

Hamilton Place                 1987        1998          90%    1,152,172        371,124     376     99%     Dillard's, JC Penney,
Chattanooga, TN                                                                                              Parisian, Proffitt's
                                                                                                             for Men Kids & Home,
                                                                                                             Proffitt's for Women,
                                                                                                             Sears

Hanes Mall                   1975/2001     1990         100%    1,482,583        553,395     340     96%     Belk, Dillard's,
Winston-Salem, NC                                                                                            Hecht's, JC Penney,
                                                                                                             Old Navy, Sears

Harford Mall                 1973/2003     1999         100%      489,597        187,661     362     96%     Hecht's, Old Navy,
Bel Air, MD                                                                                                  Sears

Hickory Hollow Mall          1978/1998     1991         100%    1,098,052        427,863     251     94%     Dillard's, Hecht's,
Nashville, TN                                                                                                JC Penney, Linens N
                                                                                                             Things, Sears

Hickory Point Mall           1977/2005      N/A         100%      835,222        244,405     212     64%     Bergner's, JC Penney,
Decatur, IL                                                                                                  Kohl's, Old Navy,
                                                                                                             Sears, Von Maur

Honey Creek Mall             1968/2004     1981         100%      678,305        212,182     326     96%     Elder-Beerman,
Terre Haute, IN                                                                                              JC Penney, L.S. Ayers,
                                                                                                             Sears

Janesville Mall              1973/1998     1998         100%      615,241        161,911     291     96%     Boston Store,
Janesville, WI                                                                                               JC Penney, Kohl's,
                                                                                                             Sears

                                                                                           Mall
                                                                                           Store
                                        Year of                                 Total      Sales    Percentage
                            Year of      Most                                   Mall       per      Mall
                           Opening/     Recent     Company's     Total          Store      Square   Store GLA
Mall/Location            Acquisition   Expansion   Ownership     GLA(1)         GLA(2)     Foot(3)  Leased(4)    Anchors
------------------------ ------------ ----------- ----------- ------------- ------------- -------- ------------------------------

Jefferson Mall               1978/2001     1999         100%      987,863        272,650     312     91%     Dillard's, JC Penney,
Louisville, KY                                                                                               Macy's, Sears

Kentucky Oaks Mall           1982/2001     1995          50%    1,125,723        354,671     267     94%     Best Buy, Dillard's,
Paducah, KY                                                                                                  Elder-Beerman, JC
                                                                                                             Penney, K's Merchandise
                                                                                                             Mart, Sears

The Lakes                      2001         N/A          90%      592,756        261,502     260    100%     Bed Bath & Beyond,
Muskegon, MI                                                                                                 Dick's Sporting Goods,
                                                                                                             JC Penney, Sears,
                                                                                                             Younkers

Lakeshore Mall                 1992        1999         100%      500,729        147,901     319     93%     Beall's(9), Belk, JC
Sebring, FL                                                                                                  Penney, Kmart, Sears

Laurel Park Place            1989/2005     1994          70%      502,927        204,117     410     88%     Parisian, Von Maur
Livonia, MI

Layton Hills Mall            1980/2005     1998         100%      626,418        313,495     340     98%     Gart Sports, JCPenney,
Layton, UT                                                                                                   Meier & Frank, Mervyn's

Madison Square                 1984        1985         100%      932,581        299,246     287     93%     Dillard's, JC Penney,
Huntsville, AL                                                                                               McRae's, Parisian,
                                                                                                             Sears, Steve & Barry's

Mall del Norte               1977/2004     1993         100%    1,207,719        377,836     421     93%     Beall Bros.(9),
Laredo, TX                                                                                                   Dillard's, Foley's,
                                                                                                             Foley's Home Store,
                                                                                                             JC Penney, Joe Brand,
                                                                                                             Mervyn's, Sears,
                                                                                                             Ward's(10)

Mall of Acadiana(24)         1979/2005     2004         100%    1,000,518        306,111     426     97%     Dillard's, Foley's,
Lafayette, LA                                                                                                JCPenney, Sears

Meridian Mall(11)            1969/1998     2001         100%      979,861        500,868     272     97%     Bed Bath & Beyond,
Lansing, MI                                                                                                  Dick's Sporting Goods,
                                                                                                             JC Penney, Marshall
                                                                                                             Field's, Mervyn's, Old
                                                                                                             Navy, Schuler Books,
                                                                                                             Steve & Barry's,
                                                                                                             Younkers

Midland Mall                 1991/2001      N/A         100%      514,468        197,194     287     95%     Barnes & Noble, Elder-
Midland, MI                                                                                                  Beerman, JC Penney,
                                                                                                             Sears, Steve & Barry's,
                                                                                                             Target

Monroeville Mall             1969/2004     2003         100%    1,151,959        428,413     320     95%     Macy's, JC Penney,
Pittsburgh, PA                                                                                               Kaufmann's(20)

Northpark Mall               1972/2004     1996         100%      978,850        377,255     296     86%     Famous Barr, Famous
Joplin, MO                                                                                                   Barr Home Store, JC
                                                                                                             Penney, Old Navy,
                                                                                                             Sears, Shopko(12),
                                                                                                             Ward's(12)

Northwoods Mall              1972/2001     1995         100%    1,021,337        290,660     346     99%     Belk, Books A Million,
Charleston, SC                                                                                               Dillard's, JC Penney,
                                                                                                             Sears

Oak Hollow Mall                1995         N/A          75%      801,128        251,008     210     89%     Belk, Dillard's,
High Point, NC                                                                                               JC Penney, Sears,
                                                                                                             Steve & Barry's

Oak Park Mall                1974/2005     1998         100%    1,558,184        475,097     443     96%     Dillard's North,
Overland Park, KS                                                                                            Dillard's South, JC
                                                                                                             Penney, Nordstrom,
                                                                                                             The Jones Store

Old Hickory Mall             1967/2001     1994         100%      546,907        166,812     322     93%     Belk, JC Penney,
Jackson, TN                                                                                                  Macy's, Sears

Panama City Mall             1976/2002     1984         100%      604,597        222,290     315     99%     Dillard's, JC Penney,
Panama City, FL                                                                                              Linens N Things, Sears

                                                                                           Mall
                                                                                           Store
                                        Year of                                 Total      Sales    Percentage
                            Year of      Most                                   Mall       per      Mall
                           Opening/     Recent     Company's     Total          Store      Square   Store GLA
Mall/Location            Acquisition   Expansion   Ownership     GLA(1)         GLA(2)     Foot(3)  Leased(4)    Anchors
------------------------ ------------ ----------- ----------- ------------- ------------- -------- ------------------------------

Park Plaza                   1988/2004      N/A         100%      567,120        266,681     464     83%     Dillard's I,
Little Rock, AR                                                                                              Dillard's II

Parkdale Mall                1972/2001     1986         100%    1,409,128        355,741     312     92%     Beall Bros.(9), Books
Beaumont, TX                                                                                                 A Million, Dillard's I,
                                                                                                             Dillard's II(14),
                                                                                                             Foley's, JC Penney,
                                                                                                             Linens N Things, Old
                                                                                                             Navy, Sears, Steve &
                                                                                                             Barry's

Pemberton Square               1985        1999         100%      351,920        133,685     154     74%     Hudson's/LA, Dillard's,
Vicksburg, MS                                                                                                JC Penney, McRae's

Plaza del Sol                  1979        1996          51%      266,596        107,570     177     97%     Beall Bros.(9), JC
Del Rio, TX                                                                                                  Penney, Bel Furniture/
                                                                                                             LA, Ross

Post Oak Mall                  1982        1985         100%      777,628        290,102     296     96%     Beall Bros.(9),
College Station, TX                                                                                          Dillard's, Dillard's
                                                                                                             South, Foley's, JC
                                                                                                             Penney, Sears,
                                                                                                             Steve & Barry's

Randolph Mall                1982/2001     1989         100%      378,913        143,720     202     95%     Belk, Books A Million,
Asheboro, NC                                                                                                 Dillard's, JC Penney,
                                                                                                             Sears

Regency Mall                 1981/2001     1999         100%      928,305        294,897     282     92%     Boston Store, JC
Racine, WI                                                                                                   Penney, Linens N
                                                                                                             Things, Sears, Steve &
                                                                                                             Barry's, Target

Richland Mall                1980/2002     1996         100%      709,289        229,811     298     92%     Beall Bros.(9),
Waco, TX                                                                                                     Dillard's I, Dillard's
                                                                                                             II, JC Penney, Sears

River Ridge Mall             1980/2003     2000         100%      786,440        204,870     317     99%     Belk, Hecht's, JC
Lynchburg, VA                                                                                                Penney, Sears, Value
                                                                                                             City

Rivergate Mall               1971/1998     1998         100%    1,129,491        347,662     314     99%     Dillard's, Hecht's, JC
Nashville, TN                                                                                                Penney, Linens N
                                                                                                             Things, Sears

Southpark Mall               1989/2003      N/A         100%      628,283        202,308     296     97%     Hecht's, JC Penney,
Colonial Heights, VA                                                                                         Dillard's, Sears

St. Clair Square(15)         1974/1996     1993         100%    1,051,658        282,384     398     96%     Dillard's, Famous Barr,
Fairview Heights, IL                                                                                         JC Penney, Sears

Stroud Mall(16)              1977/1998     2005         100%      425,947        152,024     314     99%     JC Penney, Sears,
Stroudsburg, PA                                                                                              The Bon-Ton

Sunrise Mall                 1979/2003     2000         100%      751,218        327,761     358     87%     Beall Bros.(9),
Brownsville, TX                                                                                              Dillard's, JC Penney,
                                                                                                             Linens N Things, Sears

Towne Mall                   1977/2001      N/A         100%      465,598        155,284     217     92%     Dillard's, Elder-
Franklin, OH                                                                                                 Beerman, Sears

Triangle Town Center         2002/2005      N/A          50%    1,275,957        427,382     338     88%     Barnes & Noble, Belk,
Raleigh, NC                                                                                                  Dillard's, Hecht's,
                                                                                                             Sak's Fifth Avenue,
                                                                                                             Sears

Turtle Creek Mall              1994        1995         100%      846,098        223,004     412     96%     Dillard's, Goody's,
Hattiesburg, MS                                                                                              JC Penney, McRae's I,
                                                                                                             McRae's II, Sears

Twin Peaks Mall                1985        1997         100%      558,203        244,818     242     95%     Dillard's I, Dillard's
Longmont, CO                                                                                                 II, JC Penney, Sears,
                                                                                                             Steve & Barry's

Valley View Mall             1985/2003     1999         100%    1,241,173        313,079     348     99%     Belk, Hecht's,
Roanoke, VA                                                                                                  JC Penney, Old Navy,
                                                                                                             Sears

Volusia Mall                 1974/2004     1982         100%    1,060,489        241,946     441     98%     Macy's, Dillard's East,
Daytona Beach, FL                                                                                            Dillard's West,
                                                                                                             Dillard's South,
                                                                                                             JC Penney, Sears


                                                                                           Mall
                                                                                           Store
                                        Year of                                 Total      Sales    Percentage
                            Year of      Most                                   Mall       per      Mall
                           Opening/     Recent     Company's     Total          Store      Square   Store GLA
Mall/Location            Acquisition   Expansion   Ownership     GLA(1)         GLA(2)     Foot(3)  Leased(4)    Anchors
------------------------ ------------ ----------- ----------- ------------- ------------- -------- ------------------------------

Walnut Square(17)              1980        1992         100%      449,160        169,965     260     95%     Belk, Belk Home & Kids,
Dalton, GA                                                                                                   Goody's, JC Penney,
                                                                                                             Sears

Wausau Center(18)            1983/2001     1999         100%      427,244        154,044     269     94%     JC Penney, Sears,
Wausau, WI                                                                                                   Younkers

West Towne Mall              1970/2001     2004         100%      905,324        270,419     428     93%     Boston Store, Dick's
Madison, WI                                                                                                  Sporting Goods,
                                                                                                             JC Penney, Sears,
                                                                                                             Steve & Barry's

Westgate Mall(19)            1975/1995     1996         100%    1,102,444        340,316     272     98%     Bed Bath & Beyond,
Spartanburg, SC                                                                                              Belk, Dick's Sporting
                                                                                                             Goods, Dillard's,
                                                                                                             JC Penney, Sears

Westmoreland Mall            1977/2002     1994         100%    1,012,794        312,339     309     99%     JC Penney, Kaufmann's,
Greensburg, PA                                                                                               Kaufmann's Home Store,
                                                                                                             Old Navy,  Sears, Steve
                                                                                                             & Barry's, The Bon-Ton

York Galleria                1989/1999      N/A         100%      770,462        233,245     321     96%     Boscov's, JC Penney,
York, PA                                                                                                     Sears, The Bon-Ton
                                                              ------------- ------------- -------- --------
                            Total Stabilized Malls             62,806,415     20,740,995    $331     95%
                                                              ------------- ------------- -------- --------
                            Grand total                        66,288,627     21,956,924    $330     94%
                                                              ============= ============= ======== ========

(1) Includes total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.

(2)  Excludes Anchors.

(3)  Totals represent weighted averages.

(4)  Includes tenants paying rent for executed leases as of December 31, 2005.

(5) Bonita Lakes - We are the lessee under a ground leases for 82 acres, which extends through June 30, 2060, including one 25-year renewal option. The annual base rent at December 31, 2005 is $31,341 increasing by an average of 2% per year.

(6) Burnsville Center - The former Mervyn's building is being redeveloped. The lower level is now occupied by Steve & Barry's and the upper level is scheduled to open as Dick's Sporting Goods in April 2006.

(7) Chapel Hill Mall - Ground rent is $10,000 per year. The lease extends through September 29, 2016 and has no renewal options.

(8) Eastgate Mall - Ground rent is $24,000 per year. The lease extends through January 31, 2022 and has no renewal options.

(9) Lakeshore Mall, Mall del Norte, Parkdale Mall, Plaza del Sol, Post Oak Mall, Richland Mall, and Sunrise Mall - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.

(10) Mall del Norte - Ward's is vacant and is currently being redeveloped. Circuit City will open in a portion of this space in February 2006.

(11) Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with one 99-year extension option. Fixed rent is $18,700 per year plus 3% to 4% of all rents.

(12) Northpark Mall - Shopko and Ward's are vacant.

(13) Imperial Valley - Mall opened in March 2005. Sales PSF is for a partial year.

(14) Parkdale Mall - Dillard's II is closed due to Hurricane Rita.

(15) St. Clair Square - We are the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. The rental amount is $40,500 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.

(16) Stroud Mall - We are the lessee under a ground lease, which extends through July, 2089. The current rental amount is $50,000 per year, increasing by $10,000 every ten years through 2059. An additional $100,000 is paid every 10 years.

(17) Walnut Square - We are the lessee under several ground leases, which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. The rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

(18) Wausau Center - Ground rent is $76,000 per year plus 10% of net taxable cash flow. The lease extends through May 31, 2067 and has no renewal options.

(19) Westgate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. The rental amount is $130,000 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

(20) Monroeville Mall - The Kaufmann's store has been purchased by Boscov's.

(21) College Square - Proffitt's closed in December 2005. Kohl's has purchased the building and is expected to open in this space in October 2006.

(22) Columbia Place - JC Penney closed on October 10, 2005.

(23) Southaven Towne Center - Opened in October 2005. Sales PSF is for a partial year.

(24) Mall of Acadiana - Ground rent was $10,000 for 2005, will be $50,000 for 2006 and will increase to $500,000 per year through July 31, 2015. There are no renewal options.

Anchors

     Anchors are an important factor in a Mall's successful performance. The public's identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

     Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 5.8% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

     During 2005, we added the following anchors and junior anchor boxes (i.e., non-traditional anchors) to the following Malls:

Anchor                         Property                  Location
----------------------------------------------------------------------------------
J.C. Penney                    Greenbrier Mall           Chesapeake, VA
Steve & Barry's                West Towne Mall           Madison, WI
Steve & Barry's                Fashion Square Mall       Saginaw, MI
Steve & Barry's                Post Oak Mall             College Station, TX
Steve & Barry's                Parkdale Mall             Beaumont, TX
Steve & Barry's                Burnsville Mall           Burnsville, MN
Steve & Barry's                Oak Hollow Mall           High Point, NC
Steve & Barry's                Twin Peaks Mall           Longmont, CO
Dick's Sporting Goods          Westmoreland South        Greensburg, PA
Dick's Sporting Goods          Citadel Mall              Charleston, SC
Dick's Sporting Goods          Fayette Mall              Lexington, KY
Linens `N' Things              Panama City Mall          Panama City, FL
Linens `N' Things              Sunrise Mall              Brownsville, TX
Ross Dress For Less            Plaza del Sol             Del Rio, TX
Barnes & Noble                 Brookfield Square         Brookfield, WI

     As of December 31, 2005, the Malls had a total of 400 anchors and junior anchors including seven vacant anchor locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2005 is as follows:

                                 Number of
Anchor                             Stores         Leased GLA        Owned GLA          Total GLA
------------------------------ -------------- ----------------- ------------------ -----------------
JCPenney                             69           4,087,506         3,599,091         7,686,597
Sears                                68           1,694,281         7,088,265         8,782,546
Dillard's                            54             481,759         6,951,701         7,433,460
Sak's
     Boston Store                    5               96,000           599,280           695,280
     Bergner's                       3                    -           385,401           385,401
     Parisian                        7              281,431           647,633           929,064
     Sak's                           1                    -            83,066            83,066
     Younkers                        3              194,161           106,131           300,292
          Subtotal                  19              571,592         1,821,511         2,393,103

Belk
      Belk                          20              624,928         1,947,054         2,571,982
      McRae's                        5                    -           511,359           511,359
      Proffitt's                     5                    -           540,483           540,483
          Subtotal                  30              624,928         2,998,896         3,623,824

Bon-Ton
     Bon-Ton                         3               87,024           231,715           318,739
     Elder-Beerman                   4              194,613           117,888           312,501
          Subtotal                   7              281,637           349,603           631,240

Federated Department Stores
      Famous Barr                    4              371,830           121,231           493,061


                                 Number of
Anchor                             Stores         Leased GLA        Owned GLA          Total GLA
------------------------------ -------------- ----------------- ------------------ -----------------

      Foley's                        5              146,725           460,278           607,003
      Hecht's                       13              413,707         1,377,646         1,791,353
      Jones Store                    1                    -           181,373           181,373
      Kaufmann's                     4              189,554           402,879           592,433
      L.S. Ayres                     1              173,000                 -           173,000
      Macy's                         8              360,226         1,007,470         1,367,696
      Marshall Fields                4              147,632           494,299           641,931
      Meier & Frank                  1              162,240                 -           162,240
      Robinsons-May                  1                    -           138,193           138,193
          Subtotal                  42            1,964,914         4,183,369         6,148,283

Babies R Us                          1               30,700                 -            30,700
Barnes & Noble                       4              118,360                 -           118,360
Beall Bros.                          6              222,440                 -           222,440
Beall's (FL)                         1               45,844                 -            45,844
Bed, Bath & Beyond                   5              154,835                 -           154,835
Bel Furniture                        1               29,998                 -            29,998
Best Buy                             1               34,262                 -            34,262
Books A Million                      4               69,765                 -            69,765
Borders                              1               25,814                 -            25,814
Boscov's                             1                    -           150,000           150,000
Circuit City                         1               33,887                 -            33,887
Cost Plus                            1               18,243                 -            18,243
Dick's Sporting Goods                7              419,551                 -           419,551
Gart Sports                          2               41,287                 -            41,287
Goody's                              6              204,249                 -           204,249
Gordman's                            1               47,943                 -            47,943
Hudson's                             1               20,269                 -            20,269
Jo-Ann Fabrics                       1               35,330                 -            35,330
Joe Brand                            1               29,413                 -            29,413
Kmart                                1               86,479                 -            86,479
Kohl's                               4              357,091                 -           357,091
Linens N Things                      8              222,034                 -           222,034
Mervyn's                             3              242,389                 -           242,389
Nordstrom                            1                    -           200,000           200,000
Old Navy                            15              310,739                 -           310,739
Ross                                 1               30,307                 -            30,307
Schuler Books                        1               24,116                 -            24,116
Shopko/K's Merchandise Mart          1                    -            85,229            85,229
Staples                              1               20,388                 -            20,388
Steve & Barry's                     14              519,940                 -           519,940
Target                               4                    -           490,476           490,476
TJ Maxx                              1               30,000                 -            30,000
Value City                           1               97,411                 -            97,411
Von Maur                             2                    -           233,280           233,280

Vacant Anchors:
     Shopko (1)                      1                    -            90,000            90,000
     Ward's                          2              212,226                 -           212,226
     JC Penney                       1                    -           120,532           120,532
     Proffit's (2)                   1                    -            50,000            50,000
     Mervyn's (3)                    1               62,419                 -            62,419
     Vacant                          1                    -           158,857           158,857
                               --------------------------------------------------- -----------------
                                   400           13,504,346        28,570,810        42,075,156
                               =================================================== =================

(1)  Although store is vacant, rental payments continue to be made.
(2) The Proffitt's store at College Square Mall has been purchased by Kohl's, which is expanding the store for an October 2006 opening.
(3)  We have purchased this space and are redeveloping it.

Mall Stores

     The Malls have approximately 10,376 mall stores. National and regional retail chains (excluding local franchises) lease approximately 76.1% of the occupied mall store GLA. Although mall stores occupy only 28.7% of the total mall GLA, the Malls received 90.7% of their revenues from mall stores for the year ended December 31, 2005.

Mall Lease Expirations

     The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2005:

                                                                                 Expiring
                                                                   Average       Leases as %     Expiring
                    Number of                       GLA of        Annualized      of Total      Leases as a
  Year Ending        Leases        Annualized      Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring     Base Rent (1)      Leases       Square Foot    Base Rent (2)  Leased GLA(3)
----------------- -------------- --------------- -------------- --------------- -------------- --------------
         2006           768       $39,905,000      1,713,000         $23.30           9.1%          10.0%
         2007           901        56,291,000      2,422,000          23.24          12.8%          14.2%
         2008           822        52,376,000      2,167,000          24.17          12.0%          12.7%
         2009           708        48,848,000      1,847,000          26.45          11.1%          10.8%
         2010           751        53,644,000      1,959,000          27.38          12.2%          11.5%
         2011           557        43,950,000      1,610,000          27.30          10.0%           9.4%
         2012           438        32,614,000      1,110,000          29.38           7.4%           6.5%
         2013           417        34,490,000      1,240,000          27.82           7.9%           7.3%
         2014           345        26,177,000        898,000          29.15           6.0%           5.3%
         2015           377        32,610,000      1,232,000          26.47           7.4%           7.2%

(1) Total annualized contractual base rent in effect at December 31, 2005 for all leases that had been executed as of December 31, 2005, including rent for space that is leased but not occupied.

(2) Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2005.

(3) Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2005.


Mall Tenant Occupancy Costs

     Occupancy cost is a tenant's total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

                                                Year Ended December 31, (1)
                                        ---------------------------------------------
                                            2005           2004            2003
                                        -------------- -------------- ---------------
Mall store sales (in millions)(1)         $4,367.0       $3,453.0        $3,199.9
                                        ============== ============== ===============
Minimum rents                                 8.2%           8.3%            8.5%
Percentage rents                              0.4%           0.3%            0.3%
Tenant reimbursements (2)                     3.2%           3.4%            3.4%
                                        -------------- -------------- ---------------
Mall tenant occupancy costs                  11.8%          12.0%           12.2%
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

Associated Centers

     We own a controlling interest in 27 Associated Centers and a non-controlling interest in three Associated Centers. We also own a controlling interest in two Associated Centers that were under construction at December 31, 2005.

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

     The following table sets forth certain information for each of the Associated Centers as of December 31, 2005:

                                      Year of
                                      Opening/                               Total     Percentage
Associated Center/                   Most Recent  Company's                Leasable      GLA
Location                             Expansion    Ownership  Total GLA(1)    GLA(2)   Occupied(3)             Anchors
-----------------------------------------------------------------------------------------------------------------------------------
Annex at Monroeville                   1969        100%       185,309      185,309       99%     Burlington Coat Factory, Dick's
Pittsburgh, PA                                                                                   Sporting Goods, Guitar Center,
                                                                                                 Office Max

Bonita Lakes Crossing(4)             1997/1999     100%       138,150      138,150      100%     Books-A-Million, Office Max,
Meridian, MS                                                                                     Old Navy, Shoe Carnival, TJ Maxx,
                                                                                                 Toys 'R' Us

Chapel Hill Suburban                   1969        100%       117,088      117,088       99%     H.H. Gregg, Value City
Akron, OH

Coastal Grand Crossing                 2005         50%        14,907       14,907       89%     Lifeway Christian Store
Myrtle Beach, SC

CoolSprings Crossing                   1992        100%       366,466      184,905      100%     American Signature(5), H.H.
Nashville, TN                                                                                    Gregg(6), Lifeway Christian Store,
                                                                                                 Target(5), Toys "R" Us(5),
                                                                                                 Wild Oats(6)

Courtyard at Hickory Hollow            1979        100%        77,560       77,560       67%     Carmike Cinemas, Just for Feet(7)
Nashville, TN

The District at Monroeville            2004        100%        70,039       70,039       88%     Barnes & Noble
Pittsburgh, PA

Eastgate Crossing                      1991        100%       195,112      195,112       97%     Borders, Circuit City, Kroger,
Cincinnati, OH                                                                                   Office Depot, Office Max(5)

Foothills Plaza                      1983/1986     100%        71,216       71,216       98%     Carmike Cinemas, Dollar General,
Maryville, TN                                                                                    Foothill's Hardware, Fowler's
                                                                                                 Furniture, Hall's Salvage and
                                                                                                 Surplus

Frontier Square                        1985        100%       186,552       16,527      100%     PetCo(8), Ross(8), Target(5),
Cheyenne, WY                                                                                     TJ Maxx(8)

Georgia Square Plaza                   1984        100%        15,393       15,393      100%     Georgia Theatre Company
Athens, GA

Governor's Square Plaza               1985(9)       49%       189,930       57,351      100%     Best Buy, Lifeway Christian Store,
Clarksville, TN                                                                                  Premier Medical Group, Target

Gunbarrel Pointe                       2000        100%       281,525      155,525       99%     David's Bridal, Goody's, Kohl's,
Chattanooga, TN                                                                                  Target(5)

Hamilton Corner                      1990/2005      90%        69,695       69,695       86%     PetCo
Chattanooga, TN

Hamilton Crossing                    1987/2005      92%       194,592      101,479       94%     Home Goods(10), Guitar Center,
Chattanooga, TN                                                                                  Lifeway Christian Store, Michaels
                                                                                                 (10), TJ Maxx, Toys "R" Us(5)

Harford Annex                        1973/2003     100%       107,903      107,903      100%     Best Buy, Dollar Tree, Gardiner's
Bel Air, MD                                                                                      Furniture, PetsMart

The Landing at Arbor Place             1999        100%       169,523       91,836       85%     Circuit City(5), Lifeway Christian
Atlanta(Douglasville), GA                                                                        Store, Michael's, Shoe Carnival,
                                                                                                 Toys "R" Us(5)

Layton Hills Convenience Center        1980        100%        93,892       93,892       93%     Big Lots, Dollar Tree,
Layton, UT                                                                                       Downeast Outfitters

Layton Hills Plaza                     1989        100%        19,500       19,500       76%     None
Layton, UT

Madison Plaza                          1984        100%       153,085       98,690       93%     Food World, Design World,
Huntsville, AL                                                                                   H.H. Gregg(11), TJ Maxx

Parkdale Crossing                      2002        100%        96,102       96,102       98%     Barnes & Noble, Lifeway Christian
Beaumont, TX                                                                                     Store, Office Depot, PetCo

Pemberton Plaza                        1986         10%        77,894       26,948       75%     Blockbuster, Kroger(5)
Vicksburg, MS

The Shoppes at Hamilton Place          2003         92%       125,301      125,301       98%     Bed Bath & Beyond, Marshall's, Ross
Chattanooga, TN


                                      Year of
                                      Opening/                               Total     Percentage
Associated Center/                   Most Recent  Company's                Leasable      GLA
Location                             Expansion    Ownership  Total GLA(1)    GLA(2)   Occupied(3)             Anchors
-----------------------------------------------------------------------------------------------------------------------------------

The Shoppes at Panama City             2004        100%        66,503       66,503       86%     Best Buy
Panama City, FL

Sunrise Commons                        2001        100%       100,567      100,567      100%     K-Mart(5), Marshall's, Old Navy,
Brownsville, TX                                                                                  Ross, Staples(5)

The Terrace                            1997         92%       156,297      117,025      100%     Barnes & Noble, Circuit City(5),
Chattanooga, TN                                                                                  Linens 'N Things, Old Navy,
                                                                                                 Party City, Staples

Triangle Town Place                    2004         50%       149,471      149,471      100%     Bed, Bath & Beyond, Dick's
Raleigh, NC                                                                                      Sporting Goods, DSW Shoes,
                                                                                                 Party City

Village at Rivergate                 1981/1998     100%       166,366       66,366       75%     Circuit City, Target(5)
Nashville, TN

West Towne Crossing                    1980        100%       436,878      169,195      100%     Barnes & Noble, Best Buy,
Madison, WI                                                                                      Kohl's(5), Cub Foods(5), Gander
                                                                                                 Mountain(5), Office Max(5),
                                                                                                 Shopko(5)

Westgate Crossing                    1985/1999     100%       157,838      157,838       95%     Goody's, Old Navy, Toys "R" Us
Spartanburg, SC

Westmoreland Crossing                  2002        100%       277,483      277,483       86%     Carmike Cinema, Dick's Sporting
Greensburg, PA                                                                                   Goods, Michaels(12), Shop N'
                                                                                                 Save(13), T.J. Maxx
                                                           ------------ ------------- --------
Total Associated Centers                                    4,528,137    3,234,876       84%
                                                           ============ ============= ========

(1) Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)  Includes leasable Anchors.

(3) Includes tenants with executed leases as of December 31, 2005, and includes leased anchors.

(4) Bonita Lakes Crossing - The land is ground leased through June 2035 with options to extend through June 2060. The annual rent at December 31, 2005 was $21,779, increasing by an average of 2% each year.

(5)  Owned by the tenant.

(6) CoolSprings Crossing - Space is owned by Developers Diversified and subleased to H.H. Gregg and Wild Oats.

(7)  Courtyard at Hickory Hollow - Just for Feet is vacant.

(8) Frontier Square - Space is owned by Clifford Enterprises and subleased to PetCo, Ross, and TJ Maxx.

(9) Governor's Square Plaza - Originally opened in 1985, and was acquired by the Company in June 1997.

(10) Hamilton Crossing - Former Service Merchandise space is owned by Developers Diversified and subleased to Home Goods and Michaels.

(11) Madison Plaza - Former Service Merchandise space is owned by Developers Diversified and subleased to H.H. Gregg.

(12) Westmoreland Crossing - Former Service Merchandise space is owned by Developers Diversified and subleased to Michaels.

(13) Westmoreland Crossing - Shop N' Save closed February 4, 2006.


Associated Centers Lease Expirations

     The  following  table  summarizes  the  scheduled  lease   expirations  for
Associated Center tenants in occupancy as of December 31, 2005.

                                                                                  Expiring
                                   Annualized                      Average       Leases as %     Expiring
                    Number of     Base Rent of      GLA of        Annualized      of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot    Base Rent (2)  Leased GLA(3)
----------------- -------------- --------------- -------------- --------------- -------------- --------------
     2006              28         $1,156,000         83,000          $13.99           4.2%           3.3%
     2007              36          1,794,000        165,000           10.87           6.5%           6.5%
     2008              32          2,217,000        218,000           10.19           8.1%           8.6%
     2009              27          2,602,000        230,000           11.33           9.5%           9.1%
     2010              27          3,058,000        335,000            9.12          11.2%          13.2%
     2011              11          2,924,000        301,000            9.73          10.7%          11.9%
     2012              18          3,470,000        282,000           12.32          12.7%          11.1%
     2013              10          1,246,000        101,000           12.34           4.5%           4.0%
     2014              15          2,432,000        236,000           10.29           8.9%           9.3%
     2015              18          2,310,000        448,000           17.01           8.4%           5.4%

(1) Total annualized contractual base rent in effect at December 31, 2005 for all leases that had been executed as of December 31, 2005, including rent for space that is leased but not occupied.

(2) Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2005.

(3) Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2005.

Community Centers

     We own a controlling interest in seven Community Centers. We also own a non-controlling interest in one Community Center and a controlling interest in one community center expansion that are currently under construction.

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

     We own the land underlying the Community Centers in fee simple interest, except for Massard Crossing and Wilkes-Barre Township Marketplace, which are subject to long-term ground leases for all or a portion of the land underlying these properties.

     The following tables sets forth certain information for each of our Community Centers at December 31, 2005:

                               Year of
                               Opening/                          Total     Percentage
Community Center/             Most Recent  Company's    Total   Leasable      GLA
Location                       Expansion   Ownership   GLA(1)    GLA(2)    Occupied(3)             Anchors
-----------------------------------------------------------------------------------------------------------------------------------
Chicopee Marketplace              2005       100%    439,602    151,263        100%    iParty, Marshall's,
Chicopee, MA                                                                           Ocean State Job Lot,
                                                                                       Staples
Cobblestone at Royal Palm         2005       100%     33,207     33,207        100%    Target(4)
Royal Palm  Beach, FL
Fashion Square(5)                 2004       100%     30,368     30,368         79%    None
Orange Park, FL
Massard Crossing                  2001        10%    300,717     98,410        100%    Goody's, TJ Maxx,
Ft. Smith, AR                                                                          Wal*Mart(4)
Springdale Center              1960/2002     100%    780,041    644,155         96%    Barnes & Noble, Best
Mobile, AL                                                                             Buy, Burlington Coat
                                                                                       Factory, David's
                                                                                       Bridal, Goody's,
                                                                                       Linens N Things,
                                                                                       Marquee Cinemas(6),
                                                                                       McRae's, Old Navy,
                                                                                       Sam's Club, Staples,
                                                                                       Wherehouse Music
Wilkes-Barre Township Marketplace  2004      100%    305,770    100,770        100%    A.C. Moore Crafts,
Wilkes-Barre Township, PA                                                              Fashion Bug,
                                                                                       Wal*Mart(4)
Willowbrook Plaza                  1999       10%    386,185    292,635         87%    American
Houston, TX                                                                            Multi-Cinema, Home
                                                                                       Depot(7), Lane Home
                                                                                       Furnishings, Linens
                                                                                       'N Things

                                                  -----------------------------------
Total Community Centers                            2,275,890  1,350,808         95%
                                                  ===================================

(1) Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.

(2)  Includes leasable Anchors.

(3) Includes tenants with executed leases as of December 31, 2005, and includes leased anchors.

(4)  Owned by the tenant.

(5)  Fashion Square - 18,125 square feet under construction.

(6)  Springdale  Center - Former  Marquee  Cinemas  space is vacant.

(7)  Willowbrook Plaza - Home Depot is vacant and owns its space.

Community Centers Lease Expirations

     The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2005:

                                                                                 Expiring
                                   Annualized                      Average       Leases as %     Expiring
                    Number of     Base Rent of      GLA of        Annualized      of Total      Leases as a
  Year Ending        Leases         Expiring       Expiring     Base Rent Per    Annualized     % of Total
  December 31,      Expiring       Leases (1)       Leases       Square Foot    Base Rent (2)  Leased GLA(3)
----------------- -------------- --------------- -------------- --------------- -------------- --------------
    2006                  5         $ 247,906         13,824       $17.93             3.4%           2.9%
    2007                 14         1,047,349        117,513         8.91            14.4%          24.3%
    2008                  9           341,212         18,172        18.78             4.7%           3.8%
    2009                  5           174,462          8,504        20.52             2.4%           1.8%
    2010                 19         1,091,688         61,914        17.63            15.0%          12.8%
    2011                  5           375,922         21,263        17.68             5.2%           4.4%
    2012                  3           117,273          8,943        13.11             1.6%           1.8%
    2013                  1            69,000          4,000        17.25             0.9%           0.8%
    2014                  3           469,199         29,215        16.06             6.4%           6.0%
    2015                  9         1,396,763        103,297        13.52            19.2%          21.3%

(1) Total annualized contractual base rent in effect at December 31, 2005 for all leases that had been executed as of December 31, 2005, including rent for space that is leased but not occupied.

(2) Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2005.

(3) Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2005.

Mortgages

     We own eight mortgages that are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Office Buildings

     We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2005, we occupied 65% of the total square footage of the building.

Mortgage Loans Outstanding At December 31, 2005 (in thousands)

                               Our
                            Ownership
                             Interest                     Principal                                  Balloon      Open to
                              in the   Interest         Balance as of   Annual Debt     Maturity   Payment Due   Prepayment
Property                     Property     Rate          12/31/05 (1)      Service         Date     on Maturity    Date (2)
-------------------------------------------------------------------------------------------------------------------------------

Consolidated Debt
Malls:

Arbor Place                        100%     6.51%     $    76,525      $  6,610        Jul-12   $   63,397           Open    (4)
Asheville Mall                     100%     6.98%          67,780         5,677        Sep-11       61,229           Open
Bonita Lakes Mall                  100%     6.82%          25,789         2,503        Oct-09       22,539           Open
Brookfield Square                  100%     5.08%         104,876         6,822        Nov-15       85,601           Nov-08  (4)
Burnsville Center                  100%     8.00%          68,272         6,900        Aug-10       60,341           Open
Cary Towne Center                  100%     6.85%          86,114         7,077        Mar-09       81,961           Open
Chapel Hill Mall                   100%     5.32% (3)      64,000         3,405        May-06       64,000           Open
Cherryvale Mall                    100%     5.00%          93,774         6,055        Nov-15       76,647           Nov-08  (4)
Citadel Mall                       100%     7.39%          29,939         3,174        May-07       28,700           Open
Columbia Place                     100%     5.45%          32,471         2,493        Oct-13       25,512           Sep-06  (4)
Coolsprings Galleria               100%     6.22%         128,574         9,618        Sep-10      112,700           Open
Cross Creek Mall                   100%     5.00%          62,645         5,401        Apr-12       56,520           Open



                               Our
                            Ownership
                             Interest                     Principal                                  Balloon      Open to
                              in the   Interest         Balance as of   Annual Debt     Maturity   Payment Due   Prepayment
Property                     Property     Rate          12/31/05 (1)      Service         Date     on Maturity    Date (2)
-------------------------------------------------------------------------------------------------------------------------------

East Towne Mall                    100%     5.00%          79,807         5,153        Nov-15       65,231           Nov-08  (4)
Eastgate Mall                      100%     4.55% (5)      56,335         3,501        Dec-09       52,321           Dec-07  (4)
Eastland Mall                      100%     5.85%          59,400         3,475        Dec-15       59,400           Dec-08  (4)
Fashion Square                     100%     6.51%          58,591         5,061        Jul-12       48,540           Jul-06  (4)
Fayette Mall                       100%     7.00%          93,028         7,824        Jul-11       84,096           Open
Greenbrier Mall                    100%     5.37% (3)      92,650         4,975        Apr-06       92,650           Open
Hamilton Place                      90%     7.00%          61,640         6,361        Mar-07       59,505           Open
Hanes Mall                         100%     7.31%         105,990        10,726        Jul-08       97,551           Open
Hickory Hollow Mall                100%     6.77%          86,136         7,723        Aug-08       80,847           Open    (9)
Hickory Point Mall                 100%     5.85%          33,116         2,347        Dec-15       27,690           Dec-08  (4)
Honey Creek Mall                   100%     4.75%          32,178         2,786        Apr-09       30,122           Open
Janesville Mall                    100%     8.38%          12,816         1,857        Apr-16            0           Open
Jefferson Mall                     100%     6.51%          42,629         3,682        Jul-12       35,316           Open
Laurel Park Place                  100%     8.50%          50,297         4,985        Dec-12       44,096           Open    (4)
Layton Hills Mall                  100%     5.29% (3)     102,850         5,441        Jul-06      102,850           Open
Mall del Norte                     100%     5.04%         113,400         5,715        Dec-14      113,400           Dec-07  (4)
Meridian Mall                      100%     4.52% (3)      91,090         6,416        Oct-08       84,588           Sep-06  (4)
Midland Mall                       100%     5.38%          30,000         1,613        Jun-06       30,000           Open
Monroeville Mall                   100%     5.30%         129,990        10,363        Jan-13      105,507           Jan-06  (4)
Northpark Mall                     100%     5.50%          40,682         3,171        Mar-09       37,829           Open    (4)
Northwoods Mall                    100%     6.51%          61,033         5,271        Jul-12       50,562           Open    (4)
Oak Hollow Mall                     75%     7.31%          43,073         4,709        Feb-08       39,567           Open
Oak Park Mall                      100%     5.85%         275,700        16,128        Dec-15      275,700           Dec-08  (4)
Old Hickory Mall                   100%     6.51%          33,803         2,920        Jul-12       28,004           Open    (4)
Panama City Mall                   100%     7.30%          39,290         3,373        Aug-12       36,089           Open    (4)
Park Plaza Mall                    100%     4.90%          40,757         3,943        May-10       38,606           Open    (4)
Parkdale Mall                      100%     5.01%          54,274         4,003        Sep-10       47,408           Sep-06  (4)
Randolph Mall                      100%     6.50%          14,740         1,272        Jul-12       12,209           Open    (4)
Regency Mall                       100%     6.51%          33,427         2,887        Jul-12       27,693           Open    (4)
Rivergate Mall                     100%     6.77%          69,614         6,240        Aug-08       65,479           Open    (9)
Southpark Mall                     100%     5.10%          36,655         3,308        May-12       30,763           Open
St. Clair Square                   100%     7.00%          65,596         6,361        Apr-09       58,975           Open
Stroud Mall                        100%     8.42%          31,252         2,977        Dec-10       29,385           Open    (4)
Valley View Mall                   100%     5.10%          43,840         4,362        Sep-10       40,495           Open
Volusia Mall                       100%     4.75%          53,721         4,259        Mar-09       51,265           Open
Wausau Center                      100%     6.70%          12,927         1,238        Dec-10       10,725           Open
West Towne Mall                    100%     5.00%         112,728         7,279        Nov-15       92,139           Nov-08  (4)
Westgate Mall                      100%     6.50%          52,953         4,570        Jul-12       43,860           Open    (4)
Westmoreland Mall                  100%     5.05%          79,996         5,993        Jan-13       63,175           Feb-06  (4)
York Galleria                      100%     8.34%          49,965         4,727        Dec-10       46,932           Open    (4)
                                                       --------------------------------
                                                        3,418,728       264,730
                                                       --------------------------------
Associated Centers:

Bonita Lakes Crossing              100%     6.82%           8,081           784        Oct-09        7,062           Open
Chapel Hill Suburban               100%     5.37% (3)       2,500           134        May-06        2,500           Open
Courtyard At Hickory Hollow        100%     6.77%           4,010           360        Aug-08        3,764           Open    (9)
Eastgate Crossing                  100%     6.38%           9,980         1,018        Apr-07        9,674           Open    (6)
Hamilton Corner                     90%    10.13%           2,023           471        Aug-11            0           Open
Parkdale Crossing                  100%     5.01%           8,570           632        Sep-10        7,507           Sep-06  (4)
The Landing At Arbor Place         100%     6.51%           8,638           746        Jul-12        7,157           Open    (4)



                               Our
                            Ownership
                             Interest                     Principal                                  Balloon      Open to
                              in the   Interest         Balance as of   Annual Debt     Maturity   Payment Due   Prepayment
Property                     Property     Rate          12/31/05 (1)      Service         Date     on Maturity    Date (2)
-------------------------------------------------------------------------------------------------------------------------------

Village At Rivergate               100%     6.77%           3,288           295        Aug-08        3,086           Open    (9)
Westgate Crossing                  100%     8.42%           9,483           907        Jul-10        8,954           Open    (4)
                                                       --------------------------------
                                                           56,573         5,347
                                                       --------------------------------

Community Centers:

Massard Crossing,
Pemberton Plaza and
Willowbrook Plaza                   10%     7.54%          37,407         3,264          Feb-12     34,230           Open    (10)
                                                       --------------------------------
                                                           37,407         3,264
                                                       --------------------------------
Other:

CBL Center                          92%     6.25%          14,369         1,108          Aug-12     12,662           Open    (4)
Secured Credit Facilities          100%     5.29% (7)     412,285        21,795          (8)       412,285           Open
Unsecured Credit Facility          100%     5.29% (3)     278,000        14,705          Aug-06    278,000           Open
                                                       --------------------------------
                                                          704,654        37,608
                                                       --------------------------------
Construction Properties:

The Plaza at Fayette               100%     5.91% (3)       8,550           505          Dec-06      8,550            Open
Southaven Towne Center             100%     5.97% (3)      23,649         1,412          June-07    23,649            Open
Gulf Coast Town Center              50%     5.63% (3)      42,020         2,364          Sep-08     42,020            Open
Lakeview Pointe                    100%     5.49% (3)       2,612           143          Nov-08      2,612            Open
                                                       --------------------------------
                                                           76,831         4,424
                                                       --------------------------------
Unamortized Premiums and Other:                            46,862(11)
                                                       --------------------------------
Total Consolidated Debt                                $4,341,055    $ 315,373
                                                       ================================

Unconsolidated Debt:

Coastal Grand-Myrtle Beach          50%     5.09%      $   97,615     $  7,078          Oct-14       74,423           Oct-07   (4)
Governor's Square Mall              48%     8.23%          30,584        3,476          Sep-16       14,144           Open
Imperial Valley Mall                60%     4.99% (12)     59,855        3,859          Sep-15       49,019           Sep-08   (4)
Kentucky Oaks Mall                  50%     9.00%          30,507        3,573          Jun-07       29,439           Open
Parkway Place                       45%     5.30% (13)     53,200        2,820          Jun-08       53,200           Open    (13)
Plaza del Sol                       51%     9.15%           3,012          796          Aug-10            0           Open
Triangle Town Center                50%     5.74%         200,000       14,367          Sec-15      170,715           Dec-08   (4)
                                                       --------------------------------
Total Unconsolidated Debt                              $  474,773     $ 35,969
                                                       ================================
Total Consolidated and Unconsolidated Debt             $4,815,828     $351,342
                                                       ================================
Company's Pro-Rata Share of Total Debt (14)            $4,531,731     $327,472
                                                       ================================

(1) The amount listed includes 100% of the loan amount even though the Company may have less than a 100% ownership interest in the property.

(2)  Prepayment premium is based on yield maintenance, unless otherwise noted.

(3) The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2005. The note is prepayable at any time without prepayment penalty.

(4)  Loan may be defeased.

(5) The Company holds a B-Note in the amount of $7.75 million on Eastgate Mall. The Company and its joint venture partner each hold a B-Note in the amount of $9.0 million for Coastal Grand - Myrtle Beach.

(6)  The loan has three five-year options based on a rate reset.

(7) Represents the weighted average interest rate on four secured credit facilities. The interest rates on the largest two secured facilities are at a spread 0.90% over LIBOR and the other two are at 1.00% over LIBOR.

(8) The four secured credit facilities mature at various dates from February 2006 to June 2007.

(9)  The mortgages are cross-collateralized and cross-defaulted.

(10) The  mortgages  are   cross-collateralized   and  cross-defaulted  and  are
     prepayable by defeasance

(11) Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above the estimated market rates for similar debt instruments at the respective acquisition date.

(12) The Company owns 60% of Imperial Valley Mall but guarantees 100% of the debt.

(13) The Company owns 45% of Parkway Place but guarantees 50% of the debt.


(14) Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding minority investors' share of consolidated debt on shopping center properties.

The following table is a reconciliation of consolidated debt to the Company's pro rata share of total debt. We present our share of total consolidated and unconsolidated debt because we believe it provides investors and lenders a clearer understanding of our total debt obligations and liquidity.

     Total consolidated debt                                 $ 4,341,055
     Minority investors share of consolidated debt               (51,950)
     Company's share of unconsolidated debt                      242,626
                                                        ---------------------
     Company's pro rata share of total debt                  $ 4,531,731
                                                        =====================

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.


     (a)  Market Information
          -------------------
          The New York Stock Exchange is the principal United States market in which our common stock is traded.

          The high and low sales prices for our common stock for each quarter of our two most recent fiscal years were as follows, as adjusted for the 2-for-1 stock split in June 2005:

        Quarter Ended                                  High        Low
        ------------------------------------------- ----------- ----------
        2005:
        March 31                                        $39.03     $33.32
        June 30                                         $44.05     $35.33
        September 30                                    $46.80     $39.30
        December 31                                     $42.15     $35.15

        2004:

        March 31                                        $31.05     $27.73
        June 30                                         $31.09     $22.90
        September 30                                    $31.83     $26.41
        December 31                                     $38.57     $30.40

          Holders
          -------
          There were approximately 643 shareholders of record for our common stock as of March 10, 2006.

          Dividends
          ---------
          The frequency and amounts of dividends declared and paid on the common stock for each quarter of our two most recent fiscal years were as follows, as adjusted for the 2-for-1 stock split in June 2005:

         Quarter Ended                                  2005         2004
         ------------------------------------------ -------------- ----------
         March 31                                     $0.40625     $0.3625
         June 30                                      $0.40625     $0.3625
         September 30                                 $0.40625     $0.3625
         December 31                                  $0.54750(1)  $0.40625

(1)  Includes a one-time cash dividend of $0.09 per share.

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

          Recent  Sales  Of  Unregistered  Securities;   Use  Of  Proceeds  From
          ----------------------------------------------------------------------
          Registered Securities
          ---------------------
          None

          Report Of Offering Of Securities And Use Of Proceeds Therefrom

     (b)  None

          Purchases Of Equity Securities By The Issuer And Affiliated Purchasers
          ----------------------------------------------------------------------

     (c) The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2005:

                                                                                Approximate Dollar
                                          Average         Total Number of            Value of
                        Total Number       Price        Shares Purchased as    Shares that May Yet
                          of Shares       Paid per       Part of a Publicly        Be Purchased
Period                    Purchased        Share           Announced Plan (6)    Under the Plan (6)
---------------         -------------- --------------- ----------------------- ---------------------
Oct. 1-31, 2005              10,399(1)    $37.77(2)                   --                    --
Nov. 1-30, 2005             796,301(3)    $39.89(3)              794,460         $28,308,307.74 (7)
Dec. 1-31, 2005             576,574       $40.42(4)              576,574         $ 5,002,034.58 (7)
                        -------------- --------------- ----------------------- ---------------------
Total                     1,383,274       $40.09(5)            1,371,034         $ 5,002,034.58 (7)
                        ============== =============== ======================= =====================

(1) Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock issued under the CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan, as amended.

(2) Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

(3) Includes: (i) 1,841 shares surrendered to the Company to satisfy tax withholding requirements, as described in note (1), at an average value of $41.31 per share determined as described in note (2); and (ii) 794,460 shares repurchased pursuant to the program described in note (6) at an average price of $39.89 per share (including brokerage commissions).

(4)  Includes brokerage commissions.

(5)  See notes (2), (3) and (4) above.

(6) Our Board of Directors approved a plan, announced November 1, 2005, to repurchase up to $60.0 million of our common stock by December 31, 2006. We had repurchased 1,371,034 shares of common stock under this program as of December 31, 2005 for a total of approximately $55.0 million, or a weighted average cost of $40.11 per share. We do not intend to repurchase any additional shares subsequent to December 31, 2005.

(7)  Remaining authorization as of the end of each period.

(In thousands, except per share data)
                                                                         Year Ended December 31, (1)
                                                       -------------------------------------------------------------------
                                                          2005         2004           2003          2002          2001
                                                       ----------    ----------     ----------    ----------    ----------
 Total revenues(2)                                      $908,712      $781,433       $690,127      $607,018      $546,735
 Total expenses(2)                                       505,581       437,745        374,399       324,229       289,186
                                                       ----------    ----------     ----------    ----------    ----------
 Income from operations                                  403,131       343,688        315,728       282,789       257,549
 Interest income                                           6,831         3,355          2,485         1,853         1,891
 Interest expense                                       (208,183)     (177,219)      (153,321)     (142,908)     (156,404)
 Loss on extinguishment of debt                           (6,171)            -           (167)       (3,872)      (13,558)
 Gain on sales of real estate assets                      53,583        29,272         77,765         2,804        10,649
 Gain on sale of management contracts                     21,619             -              -             -             -
 Equity in earnings of unconsolidated affiliates           8,495        10,308          4,941         8,215         7,155
 Minority interest in earnings:
 Operating partnership                                  (112,061)      (85,186)      (106,532)      (64,251)      (49,643)
 Shopping center properties                               (4,879)       (5,365)        (2,758)       (3,280)       (1,654)
                                                       ----------    ----------     ----------    ----------    ----------
 Income before discontinued operations                   162,365       118,853        138,141        81,350        55,985
 Discontinued operations                                     110         2,258          5,998         3,556         4,923
                                                       ----------    ----------     ----------    ----------    ----------
 Net income                                              162,475       121,111        144,139        84,906        60,908
 Preferred dividends                                     (30,568)      (18,309)       (19,633)      (10,919)       (6,468)
                                                       ----------    ----------     ----------    ----------    ----------
 Net income available to common shareholders            $131,907      $102,802       $124,506      $ 73,987      $ 54,440
                                                       ==========    ==========     ==========    ==========    ==========
 Basic earnings per common share:
 Income before discontinued operations, net
         of preferred dividends                         $   2.10      $   1.63       $   1.98      $   1.23      $   0.98
                                                       ==========    ==========     ==========    ==========    ==========
 Net income available to common shareholders            $   2.10      $   1.67       $   2.08      $   1.29      $   1.07
                                                       ==========    ==========     ==========    ==========    ==========
 Weighted average shares outstanding                      62,721        61,602         59,872        57,380        50,716
 Diluted earnings per common share:
 Income before discontinued operations, net
         of preferred dividends                         $   2.03      $   1.57       $   1.90      $   1.19      $   0.96
                                                       ==========    ==========     ==========    ==========    ==========
 Net income available to common shareholders            $   2.03      $   1.61       $   2.00      $   1.25      $   1.05
                                                       ==========    ==========     ==========    ==========    ==========
 Weighted average shares and potential dilutive
     common shares outstanding                            64,880        64,004         62,386        59,336        51,666
 Dividends declared per common share                    $   1.77      $   1.49       $   1.35      $   1.16      $   1.07

                                                                              December 31, (1)
                                                        ------------------------------------------------------------------
                                                          2005         2004           2003          2002          2001
                                                       ----------    ----------     ----------    ----------    ----------
 BALANCE SHEET DATA:
 Net investment in real estate assets                 $5,944,428    $4,894,780     $3,912,220    $3,611,485    $3,201,622
 Total assets                                          6,352,322     5,204,500      4,264,310     3,795,114     3,372,851
 Total mortgage and other notes payable                4,341,055     3,371,679      2,738,102     2,402,079     2,315,955
 Minority interests                                      609,475       566,606        527,431       500,513       431,101
 Shareholders' equity                                  1,081,522     1,054,151        837,300       741,190       522,008
 OTHER DATA:
 Cash flows provided by (used in):
 Operating activities                                   $389,574      $339,197       $274,349      $273,923      $213,075
 Investing activities                                   (712,508)     (608,651)      (312,366)     (274,607)     (201,245)
 Financing activities                                    326,006       274,888         44,994         3,902        (6,877)
 Funds From Operations (FFO) (3)
 of the Operating Partnership                           $389,958      $310,405       $271,589      $235,474      $182,687
 FFO applicable to the Company                           213,596       169,725        146,552       126,127        94,945

(1) Please refer to Notes 3 and 5 to the consolidated financial statements for a description of acquisitions and joint venture transactions that have impacted the comparability of the financial information presented.

(2) Certain prior period amounts have been reclassified to present marketing fund revenues and expenses on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. As a result, both total revenues and total expenses increased from previously reported amounts by $24,188, $25,884, $23,058 and $12,513 for the years ended December 31, 2004, 2003, 2002 and 2001, respectively. Additionally, certain prior period amounts have been reclassified to present the results of operations of long-lived assets disposed of as discontinued operations for all periods presented. These reclassifications did not change previously reported amounts of net income available to common shareholders.

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

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. In addition to the risk factors discussed in Item 1A of our annual report on Form 10-K for the year ending December 31, 2005, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Executive Overview

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping centers are located in 27 states, but primarily in the southeastern and midwestern United States.

     As of December 31, 2005, we owned controlling interests in 72 regional malls (we include large open-air centers in malls), 27 associated centers (each adjacent to a regional mall), seven community centers, and three office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2005, we owned non-controlling interests in seven regional malls and three associated centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had two mall expansions, two open-air shopping centers, one open-air shopping center expansion, two associated centers, one community center, which is owned in a joint venture, and one community center expansion under construction as of December 31, 2005.

     The majority of our revenues are derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants' sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

      We expanded our portfolio in 2005 with the acquisition of six malls and one associated center, representing a total investment of $884.7 million. We also formed a 50/50 joint venture to own one mall and its associated center, which was valued at $283.5 million. We opened seven new developments and seven property expansions totaling 2.4 million square feet, including the 754,000 square foot regional mall Imperial Valley Mall in El Centro, CA, which we own in a joint venture. We have approximately 1.7 million square feet of new developments, which represent $191.1 million of net investment, that are scheduled to open during 2006. We also added a total of 14 big box tenants and an anchor retailer to our malls, which have made positive contributions by strengthening the tenant mix of these properties.

Results of Operations

Comparison  of the Year Ended  December 31, 2005 to the Year Ended  December 31,
2004

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2005, compared to the year ended December 31, 2004:

     |X| Since January 1, 2004, we have acquired or opened 17 malls, two open-air centers, five associated centers and three community centers (collectively referred to as the "2005 New Properties"). The 2005 New Properties are as follows:

Property                                        Location                           Date Acquired / Opened
------------------------------------------------------------------------------------------------------------------
Acquisitions:
-------------
Honey Creek Mall                                Terre Haute, IN                    March 2004
Volusia Mall                                    Daytona Beach, FL                  March 2004
Greenbrier Mall                                 Chesapeake, VA                     April 2004
Fashion Square                                  Orange Park, FL                    April 2004
Chapel Hill Mall                                Akron, OH                          May 2004
Chapel Hill Suburban                            Akron, OH                          May 2004
Park Plaza Mall                                 Little Rock, AR                    June 2004
Monroeville Mall                                Monroeville, PA                    July 2004
Monroeville Annex                               Monroeville, PA                    July 2004
Northpark Mall                                  Joplin, MO                         November 2004
Mall del Norte                                  Laredo, TX                         November 2004
Laurel Park Place                               Livonia, MI                        June 2005
The Mall of Acadiana                            Lafayette, LA                      July 2005
Layton Hills Mall                               Layton, UT                         November 2005
Layton Hills Convenience Center                 Layton, UT                         November 2005
Oak Park Mall                                   Overland Park, KS                  November 2005
Eastland Mall                                   Bloomington, IL                    November 2005
Hickory Point Mall                              Forsyth, IL                        November 2005
Triangle Town Center (50/50 joint venture)      Raleigh, NC                        November 2005
Triangle Town Place (50/50 joint venture)       Raleigh, NC                        November 2005

New Developments:
-----------------
Coastal Grand-Myrtle Beach                      Myrtle Beach, SC                   March 2004
The Shoppes at Panama City                      Panama City, FL                    March 2004
Imperial Valley Mall                            El Centro, CA                      March 2005
Cobblestone Village at Royal Palm Beach         Royal Palm Beach, FL               June 2005
Chicopee Marketplace                            Chicopee, MA                       September 2005
Southaven Towne Center                          Southaven, MS                      October 2005
Gulf Coast Town Center - Phase I (50/50 joint
venture)                                        Ft. Myers, FL                      November 2005

     |X| In January 2005, two power centers, one community center and one community center expansion were sold to Galileo America LLC ("Galileo America"). Since we had a continuing involvement with these properties through our ownership interest in Galileo America and the agreement under which we were the exclusive manager of the properties, the results of operations of these properties were not reflected in discontinued operations. Therefore, the year ended December 31, 2005, does not include a significant amount of revenues and expenses related to these properties, whereas the year ended December 31, 2004 includes a full period of revenues and expenses related to these properties.

     |X| In August 2005, Galileo America redeemed our 8.4% ownership interest by distributing two community centers to us: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. We also sold our management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. ("New Plan"). See
          Note 5 to the consolidated financial statements for a more thorough discussion of these transactions.

     Properties that were in operation for the entire period during 2005 and 2004 are referred to as the "2005 Comparable Properties" in this section.

Revenues

     The $127.3 million increase in revenues was primarily attributable to increases of $93.2 million from the 2005 New Properties and $30.4 million from the 2005 Comparable Properties. These increases were offset by a reduction in revenues of $7.0 million related to the community centers that were sold to Galileo America in January 2005.

     The increase in revenues of the 2005 Comparable Properties was driven by our ability to maintain high occupancy levels while achieving a weighted average increase of 6.5% in rents from both new leases and lease renewals for comparable small shop spaces, as well as an increase in percentage rents.

     The increase in management, development and leasing fees of $10.7 million was primarily attributable to management and leasing fees received from Galileo America prior to the redemption of our interest in Galileo America, plus an $8.0 million acquisition fee received from Galileo America that was related to Galileo America's acquisition of an approximately $1.0 billion portfolio of shopping center properties from New Plan.

Operating Expenses

     Property operating expenses including real estate taxes and maintenance and repairs, increased as a result of increases of $30.0 million from the 2005 New Properties and $1.6 million from the 2005 Comparable Properties. This was offset by a decrease of $2.6 million related to the community centers that were sold to Galileo America in January 2005.

     The increase in depreciation and amortization expense resulted from increases of $28.7 million from the 2005 New Properties and $8.9 million from the 2005 Comparable Properties. The increase attributable to the 2005 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $3.9 million during 2005. Severance packages for individuals affected by the sale of our management and advisory contracts with Galileo America contributed $1.3 million to the increase. The remainder of the increase is related to additional salaries and benefits for the personnel added to manage the properties acquired during 2005 and 2004 combined with annual compensation increases for existing personnel. As a percentage of revenues, general and administrative expenses decreased to 4.3% in 2005 compared with 4.5% in 2004.

     We recognized a loss on impairment of real estate assets of $1.3 million during 2005, which was related to a $1.0 million reduction in the carrying value of assets identified as held for sale at December 31, 2005, and an additional loss of $0.3 million related to the properties that were sold to Galileo America in January 2005. The additional impairment loss of $0.3 million was related the adjustment of certain estimated amounts when the actual amounts became known in 2005. We recognized a loss on impairment of real estate assets of $3.1 million during 2004 when we reduced the carrying value of ten community centers to their respective estimated fair values. The ten community centers included four community centers that were sold to Galileo America in January 2005, five community centers that were sold to a third party during March 2005 and one community center that was sold for a loss during the fourth quarter of 2004.

Other Income and Expenses

     Interest expense increased $31.0 million primarily due to the debt on the 2005 New Properties, the refinancings that were completed on the 2005 Comparable Properties and an increase in variable interest rates.

     Gain on sales of real estate assets of $53.6 million in 2005 includes $44.2 million of gains related to the redemption of our ownership interest in Galileo America, $1.0 million from the recognition of deferred gain on properties that were previously sold to Galileo America and $8.4 million of gains on the sales of eleven outparcels. The gain on sales of real estate assets of $29.3 million in 2004 included $26.8 million of gain related to the second phase of the Galileo America joint venture and $2.5 million of gain on sales of seven outparcels at various properties.

     The gain on sales of management contracts of $21.6 million represents the gain on the sale of our management and advisory contracts with Galileo America to New Plan in August 2005.

     Equity in earnings of unconsolidated affiliates decreased by $1.8 million in 2005 as a result the redemption of our interest in Galileo America in August 2005. Additionally, although Coastal Grand-Myrtle Beach and Imperial Valley Mall opened in March 2004 and March 2005, respectively, our equity in the earnings of these two properties was flat compared to the prior year. This was due to the mortgage loan that was placed on Coastal Grand-Myrtle Beach in September 2004, which is at a fixed interest rate that is higher than the previous variable rate loan.

     Discontinued operations for 2005 represent the operations of the six community centers we sold during 2005 as well as the operations of the two community centers that were classified as held for sale as of December 31, 2005. Discontinued operations during 2004 reflect the results of two community centers that we sold during 2004, as well as the results of the properties described in the previous sentence.

Comparison  of the Year Ended  December 31, 2004 to the Year Ended  December 31,
2003

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2004, compared to the year ended December 31, 2003:

     |X| Since January 1, 2003, we have acquired or opened 15 malls, six associated centers and four community centers (collectively referred to as the "2004 New Properties"). The 2004 New Properties are as follows:

Property                             Location                         Date Acquired / Opened
----------------------------------------------------------------------------------------------------
Acquisitions:
-------------
Sunrise Mall                         Brownsville, TX                  April 2003
Sunrise Commons                      Brownsville, TX                  April 2003
Cross Creek Mall                     Fayetteville, NC                 September 2003
River Ridge Mall                     Lynchburg, VA                    October 2003
Valley View Mall                     Roanoke, VA                      October 2003
Southpark Mall                       Colonial Heights, VA             December 2003
Harford Mall                         Bel Air, MD                      December 2003
Harford Annex                        Bel Air, MD                      December 2003
Honey Creek Mall                     Terre Haute, IN                  March 2004
Volusia Mall                         Daytona Beach, FL                March 2004
Greenbrier Mall                      Chesapeake, VA                   April 2004
Fashion Square                       Orange Park, FL                  April 2004
Chapel Hill Mall                     Akron, OH                        May 2004
Chapel Hill Suburban                 Akron, OH                        May 2004
Park Plaza Mall                      Little Rock, AR                  June 2004
Monroeville Mall                     Monroeville, PA                  July 2004
Monroeville Annex                    Monroeville, PA                  July 2004
Northpark Mall                       Joplin, MO                       November 2004
Mall del Norte                       Laredo, TX                       November 2004

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

     |X| In October 2003, we sold 41 community centers to Galileo America. We sold six additional community centers to Galileo America in January 2004. Since we had continuing involvement with these properties through our ownership interest in Galileo America and our role as manager of the properties, the results of operations of these properties were not reflected in discontinued operations. Therefore, the year ended December 31, 2003 includes results of operations for these properties through the dates they were sold.

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

Revenues

     The $87.6 million increase in revenues was primarily attributable to increases of $116.2 million from the 2004 New Properties, $7.5 million related to the PPG Properties and $2.1 million from the 2004 Comparable Properties. These increases were offset by a reduction in revenues of $42.5 million related to the community centers that were sold to Galileo America in October 2003 and January 2004.

     The increase in revenues of the 2004 Comparable Properties was driven by our ability to maintain high occupancy levels, while achieving an increase of 3.3% in rents from both new leases and lease renewals for comparable small shop spaces.

     An increase in management and leasing fees of $2.8 million received from Galileo America was the primary contributor to the $4.3 million increase in management, development and leasing fees. The $2.8 million increase in other revenues is primarily attributable to a growth in revenues that we receive from providing security and maintenance services to third parties.

Operating Expenses

     Property operating expenses including real estate taxes and maintenance and repairs, increased as a result of increases of $39.9 million from the 2004 New Properties and $2.2 million from the PPG Properties, offset by decreases of $9.4 million related to the community centers that were sold to Galileo America and $15.1 million in operating expenses of the 2004 Comparable Properties.

     The increase in depreciation and amortization expense resulted from increases of $29.0 million from the 2004 New Properties, $1.0 million related to the PPG Properties and $6.6 million from the 2004 Comparable Properties. These increases were offset by a decrease of $7.4 million related to the community centers that we sold to Galileo America in October 2003 and January 2004. The increase attributable to the 2004 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

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

     We identified ten community centers and recorded a loss on impairment of real estate assets of $3.1 million to reduce the carrying value of these properties to their respective estimated fair values based on estimates of the selling prices to be received from the sales of nine centers in 2005. One community center was sold for a loss during the fourth quarter of 2004.

Other Income and Expenses

     Interest expense increased $23.9 million primarily due to the debt on the 2004 New Properties and the PPG Properties, as well as the additional financings that were obtained on the 2004 Comparable Properties. The increase was offset by a reduction in interest expense related to the Galileo Transaction as well as normal principal amortization.

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

Operational Review

     The shopping center business is, to some extent, seasonal in nature with tenants achieving the highest levels of sales during the fourth quarter because of the holiday season, which results in higher percentage rent income in the fourth quarter. Additionally, the malls earn most of their short-term rents during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

     We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Parkway Place in Huntsville, AL, which opened in October 2002; Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; and Gulf Coast Town Center (Phase I) in Ft. Myers, FL, which opened in November 2005.

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                    2005             2004
                                              ----------------- ---------------
Malls                                               91.1%           90.2%
Associated centers                                   3.8%            4.1%
Community centers                                    1.0%            2.3%
Mortgages, office building and other                 4.1%            3.4%

Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls increased 4.1% on a comparable per square foot basis to $330 per square foot for 2005 compared with $317 per square foot for 2004.

     Occupancy costs as a percentage of sales for the stabilized malls were 11.8% and 12.0% for 2005 and 2004, respectively.

Occupancy

     Our portfolio occupancy is summarized in the following table:

                                                        December 31,
                                              ---------------------------------
                                                    2005             2004
                                              ----------------- ---------------
Total portfolio                                  94.5%            94.0%
Total mall portfolio                             94.4%            94.3%
     Stabilized malls                            94.7%            94.4%
     Non-stabilized malls                        89.4%            92.8%
Associated centers                               94.1%            91.8%
Community centers (1)                            95.3%            94.0%

(1)  Excludes the community centers that were sold to Galileo America.

Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                                December 31,
                                                     ------------------------------------
                                                           2005              2004
                                                     ----------------- ------------------
Stabilized malls                                          $26.87             $25.60
Non-stabilized malls                                       27.41              26.33
Associated centers                                         10.55               9.77
Community centers (1)                                       9.61               8.12
Other                                                      19.33              19.10

(1)  Excludes the community centers that were sold to Galileo America.

     During 2005, we achieved positive results from new and renewal leasing of comparable small shop space for spaces that were previously occupied as summarized in the following table:

                                           Base Rent      Initial Base                 Average Base
                                              Per            Rent Per                    Rent Per
                                          Square Foot      Square Foot     % Change     Square Foot     % Change
                          Square Feet     Prior Lease       New Lease      Initial       New Lease       Average
                          -------------   -------------  ---------------  -----------  --------------  -----------
Year-To-Date:
Stabilized Malls             2,235,715         $25.18         $26.10          3.7%         $26.72           6.1%
Associated centers             101,624          13.54          16.91         24.9%          17.26          27.5%
Community centers (1)           54,469          16.56          16.67          0.7%          16.69           0.8%
Other                            8,364          15.69          17.66         12.5%          17.89          14.0%
                          -------------   -------------  ---------------  -----------  --------------  -----------
                             2,400,172         $24.46         $25.47          4.1%         $26.06           6.5%
                          =============   =============  ===============  ===========  ==============  ===========

         (1) Excludes the community centers that were sold to Galileo America.

Liquidity and Capital Resources

     There was $28.8 million of unrestricted cash and cash equivalents as of December 31, 2005, an increase of $3.1 million from December 31, 2004. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

     Cash provided by operating activities increased $50.4 million to $389.6 million for the year ended December 31, 2005. The increase was primarily attributable to the operations of the 2005 New Properties plus the acquisition fee earned in connection with Galileo America's transaction with New Plan.

Debt

     During 2005, we borrowed $946.8 million under mortgage and other notes payable and paid $353.8 million to reduce outstanding borrowings. We also assumed $385.8 million in debt and recorded a debt premium of $10.6 million in connection with the acquisitions of six malls and two associated centers. We paid $6.5 million in connection with the extinguishment of certain mortgage notes payable during 2005 and paid $3.4 million in financing costs in connection with the new borrowings.

     The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                    Weighted
                                                                                                                    Average
                                                                  Minority      Unconsolidated                      Interest
                                                Consolidated     Interests        Affiliates         Total          Rate(1)
                                                -------------- --------------- ----------------- --------------- ---------------
December 31, 2005:
Fixed-rate debt:
     Non-recourse loans on operating properties  $  3,281,939    $ (51,950)        $  216,026        $3,446,015      5.99%
                                                -------------- --------------- ----------------- --------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties      292,000            -             26,600           318,600      5.33%
     Construction loans                                76,831            -                  -            76,831      5.76%
     Lines of credit                                  690,285            -                  -           690,285      5.29%
                                                -------------- --------------- ----------------- --------------- ---------------
     Total variable-rate debt                       1,059,116            -             26,600         1,085,716      5.33%
                                                -------------- --------------- ----------------- --------------- ---------------
Total                                            $  4,341,055   $  (51,950)        $  242,626        $4,531,731      5.83%
                                                ============== =============== ================= =============== ===============

December 31, 2004:
Fixed-rate debt:
     Non-recourse loans on operating properties  $  2,688,186   $  (52,914)        $  104,114        $2,739,386      6.35%
                                                -------------- --------------- ----------------- --------------- ---------------
Variable-rate debt:
     Recourse term loans on operating properties      207,500            -             29,415           236,915      3.40%
     Construction loans                                14,593            -             39,493            54,086      4.05%
     Lines of credit                                  461,400            -                  -           461,400      3.37%
                                                -------------- --------------- ----------------- --------------- ---------------
     Total variable-rate debt                         683,493            -             68,908           752,401      3.44%
                                                -------------- --------------- ----------------- --------------- ---------------
Total                                            $  3,371,679   $  (52,914)        $  173,022        $3,491,787      5.72%
                                                ============== =============== ================= =============== ===============

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

     In February 2005, we amended one of our secured credit facilities to increase the total availability from $80.0 million to $100.0 million and to extend the maturity by one year to June 2007. The interest rate remained at LIBOR plus 1.00% until it was reduced to LIBOR plus 0.9% in December 2005.

     As of December 31, 2005, we had four secured lines of credit with total availability of $503.0 million that are used for construction, acquisition and working capital purposes. Each of these lines is secured by mortgages on certain of our operating properties. There were total borrowings of $412.3 million outstanding at a weighted average interest rate of 5.29% as of December 31, 2005. In February 2006, we amended one of our secured credit facilities to increase the maximum availability from $373.0 million to $476.0 million, extend the maturity date from February 28, 2006 to February 28, 2009 plus a one-year extension option, increase the minimum tangible net worth requirement, as defined, from $1.0 billion to $1.37 billion and increase the limit on the maximum availability that the Company may request from $500.0 million to $650.0 million.

     In March 2005, we retired a mortgage note payable of $11.1 million and recognized a loss on extinguishment of $0.9 million, which consisted of a prepayment fee of $0.8 million and the write-off of unamortized deferred financing costs of $0.1 million.

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

     Also in September 2005, we retired two mortgage notes payable totaling $52.6 million, including unamortized debt premiums of $1.3 million. We recognized a loss on extinguishment of debt in the amount of less than $0.1 million, which consisted of a prepayment fee of $1.1 million and the write-off of unamortized deferred financing costs of $0.2 million, offset by the write-off of the unamortized debt premium of $1.3 million.

     In October 2005, we obtained four new mortgage notes payable totaling $392.0 million, which are ten-year, non-recourse loans having a weighted average interest rate of 5.02%. In connection with obtaining these new loans, we retired four loans totaling $179.5 million. As a result of the retirement of these four loans, we recognized a loss on extinguishment of debt of $5.2 million in October

2005, which includes prepayment fees of $4.6 million and the write-off of unamortized deferred financings costs of $0.8 million.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at December 31, 2005. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. At December 31, 2005, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next four years with replacement loans. Based on our pro rata share of total debt, there is $978.7 million of debt that is scheduled to mature in 2006. In January 2006, we extended the maturity of $358.2 million of this debt to 2009. There are extension options in place to extend the maturity of $509.1 million of this debt to 2007. We expect to repay or refinance the remaining $111.4 million of maturing loans.

Equity

     At our Annual Meeting of Shareholders on May 9, 2005, our shareholders approved an increase in the authorized shares of the common stock under our amended and restated certificate of incorporation to 180,000,000 shares from 95,000,000 shares. On May 10, 2005, our board of directors approved a two-for-one stock split of our common stock, which was effected in the form of a stock dividend. The record date for the stock split was June 1, 2005, and the distribution date was June 15, 2005. We retained the current par value of $0.01 per share for all shares of common stock. The Operating Partnership currently has common units and special common units of limited partner interest outstanding that may be exchanged by their holders, under certain circumstances, for shares of common stock on a one-for-one basis. These common units and special common units were also split on a two-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of our common stock. All references to numbers of common shares and per share data in the accompanying consolidated financial statements, the notes thereto and this annual report have been adjusted to reflect the stock split on a retroactive basis. Shareholders' equity reflects the stock split through a reclassification of $0.3 million from Additional Paid-In Capital to Common Stock, which represents the par value of the additional shares resulting from the split.

     In October 2005, our board of directors declared a special one-time cash dividend for our common stock of $0.09 per share. The dividend was payable on January 16, 2006, to shareholders of record as of December 30, 2005. The special dividend was declared as a result of the taxable gains generated from the sale of our management and advisory contracts with Galileo America that is discussed in Note 5 to the consolidated financial statements.

     In November 2005, our board of directors approved a plan to repurchase up to $60.0 million of our common stock by December 31, 2006. The stock repurchase plan was adopted to provide us the opportunity to repurchase shares relatively equivalent to the Series K Special Common Units that were issued in connection with the acquisition of the three-mall portfolio that is discussed in Note 3 to the consolidated financial statements. We had repurchased 1,371,034 shares of our common stock as of December 31, 2005 for a total of $55.0 million, or a weighted average cost of $40.11 per share. As of December 31, 2005, we had paid $48.3 million of this amount and had a payable of $6.7 million for the remainder. We do not intend to repurchase any additional shares subsequent to December 31, 2005.

     In October 2005, we issued 174,403 shares of common stock to one of our officers when the officer's deferred compensation agreement was terminated. We had accrued all compensation expense related to the agreement as it was earned during the term of the agreement.

     We received $10.2 million in proceeds from issuances of common stock during 2005 from exercises of employee stock options and our dividend reinvestment plan.

     During 2005 we paid dividends of $133.7 million to holders of our common stock and our preferred stock, as well as $89.5 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

     Subsequent to December 31, 2005, holders of 1,507,649 units of limited partnership interest in the Operating Partnership exercised their conversion rights, which are described in Note 9 to the consolidated financial statements. We have elected to issue 1,480,067 shares of common stock and $1,112 in cash in exchange for these units.

     As a publicly traded company, we have access to capital through both the public equity and debt markets. In January 2006, we filed a shelf registration statement with the Securities and Exchange Commission authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock. There is no limit to the offering price or number of shares that we may issue under this shelf registration statement.

     We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

     Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of our equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at December 31, 2005 (in thousands, except stock prices):

                                                           Shares
                                                         Outstanding      Stock Price (1)          Value
                                                      ------------------  -----------------   -----------------
Common stock and operating partnership units                 115,438           $ 39.51           $4,560,955
8.75% Series B Cumulative Redeemable Preferred Stock           2,000           $ 50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock             460           $250.00              115,000
7.375% Series D Cumulative Redeemable Preferred Stock            700           $250.00              175,000
                                                                                              -----------------
Total market equity                                                                               4,950,955
Our share of total debt                                                                           4,531,731
                                                                                              -----------------
Total market capitalization                                                                      $9,482,686
                                                                                              =================
Debt-to-total-market capitalization ratio                                                             47.8%
                                                                                              =================

(1) Stock price for common stock and operating partnership units equals the closing price of our common stock on December 30, 2005. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

     The following table summarizes our significant contractual obligations as of December 31, 2005 (dollars in thousands):

                                                                                    Payments Due By Period
                                                               -----------------------------------------------------------------
                                                                              Less Than      1 - 3       3 - 5      More Than
                                                                  Total        1 Year        Years       Years       5 Years
                                                               ------------ ------------ ------------  ----------- -------------
Long-term debt:
    Total consolidated debt service (1)                          $5,543,721  $1,227,126   $1,104,912    $1,130,390   $2,081,293
    Minority investors' share in shopping center properties         (69,712)     (4,887)     (23,432)       (6,147)     (35,246)
    Our share of unconsolidated affiliates debt service (2)         380,079      16,240       60,725        30,049      273,065
                                                               ------------ ------------ ------------ ----------- -------------
    Our share of total debt service obligations                   5,854,088   1,238,479    1,142,205     1,154,292    2,319,112
                                                               ------------ ------------ ------------ ----------- -------------

Operating leases: (3)
    Ground leases on consolidated properties                         58,901       1,321        3,549         3,560       50,471
    Minority investors' share in shopping center properties          (2,376)        (32)         (68)          (73)      (2,203)
                                                               ------------ ------------ ------------ ----------- -------------
    Our share of total ground lease obligations                      56,525       1,289        3,481         3,487       48,268
                                                               ------------ ------------ ------------ ----------- -------------

Purchase obligations: (4)
                                                               ------------ ------------ ------------ ----------- -------------
    Construction contracts on consolidated properties                46,208      46,208            -             -            -
                                                               ------------ ------------ ------------ ----------- -------------

Total contractual obligations                                    $5,956,821  $1,285,976   $1,145,686    $1,157,779   $2,367,380
                                                               ============ ============ ============ =========== =============

(1) Represents principal and interest payments due under terms of mortgage and other notes payable and includes $1,059,116 of variable-rate debt on seven operating properties, two construction loans, four secured credit facilities and one unsecured credit facility. The variable-rate loans on the operating properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2005 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2005. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)  Includes  $26,600  of  variable-rate   indebtedness.   Future   contractual
     obligations have been projected using the same assumptions as used in (1) above.

(3) Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2006 to 2091 and generally provide for renewal options. Renewal options have not been included in the future contractual obligations.

(4) Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2005, but were not complete. The contracts are primarily for development, renovation and expansion of properties.

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

Developments and Expansions

     The following is a summary of the projects currently under construction (dollars in thousands):

                                                                                       Our Share of
                                                           Gross                       Costs as of
                                                         Leasable     Our Share of     December 31,       Scheduled
            Property                   Location            Area       Total Costs          2005          Opening Date
--------------------------------- -------------------   ------------ ---------------  ---------------   ---------------
Mall Expansions:
Burnsville Center (Phase II)         Burnsville, MN           82,900     $ 13,000         $ 1,244         April-06
Hanes Mall (Dick's Sporting Goods)   Winston-Salem, NC        66,000       10,150           3,632         July-06

Open-Air Centers:
Southaven Towne Center (Gordman's)   Southaven, MS            59,400        7,190            1,405        April-06
Lakeview Point                       Stillwater, OK          207,300       21,095            5,940        October-06
Gulf Coast Town Center (Phase II)    Ft. Myers, FL           739,000      109,641(1)        14,500(1)     October-06

Associated Centers:
The Plaza at Fayette (Phase I)       Lexington, KY            73,400       24,414           15,058        July-06
The Shoppes at St. Clair             Fairview Heights, IL     75,000       26,957            9,933        March-07

Community Center:
High Pointe Commons                  Harrisburg, PA          297,100        7,271            2,787        October-06
                                                         --------------- ---------------  ---------------
                                                           1,600,100     $219,718          $54,499
                                                         =============== ===============  ===============

(1) Amounts shown are 100% of the cost and cost to date.

     There are construction loans in place for the costs of Gulf Coast Town Center and Lakeview Pointe. We have commitments for construction loans that will cover the costs of The Plaza at Fayette and the Shoppes at St. Clair. The remaining costs will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects listed in the above table, we do not have any other material capital commitments.

Acquisitions

     We acquired six malls and one associated center during 2005 for an aggregate purchase price of $884.7 million, including transaction costs. We paid $426.1 million in cash, assumed $385.8 million of debt and issued limited partnership interests in the Operating Partnership valued at $72.9 million to fund these acquisitions. The total cash paid was funded with borrowings under our credit facilities and two new loans totaling $136.0 million. These acquisitions are expected to generate an initial weighted-average, unleveraged return of 6.2%.

     We acquired a 50/50 joint venture interest in an open-air center that was under development. We initially contributed $40.3 million for our 50% interest, which was used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by our joint venture partner.

     We acquired a 50/50 joint venture interest in a mall and its associated center, which were valued at $283.5 million. Our initial capital contribution to this joint venture was $1.6 million of cash.

Dispositions

     We received a total of $64.4 million in net cash proceeds from the sales of real estate assets during 2005. The third phase of the joint venture transaction with Galileo America, which is discussed in Note 5 to the consolidated financial statements, closed in January 2005 and generated net cash proceeds of $42.5 million. We received $8.3 million in cash proceeds and took a note receivable for $2.6 million from the sale of six community centers. We also received $13.6 million in cash proceeds from the sales of eleven outparcels.

     We received $21.6 million in net cash proceeds from the sale of our management and advisory contracts with Galileo America. We also received an acquisition fee of $8.0 million as a result of Galileo America's purchase of a portfolio of properties from New Plan Excel Realty Trust, Inc. See Note 5 to the accompanying consolidated financial statements for a more detailed description of these transactions.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures, we spent $52.8 million in 2005 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $31.5 million for 2005 and included $12.4 million for resurfacing and improved lighting of parking lots, $11.7 million for roof repairs and replacements and $7.4 million for various other expenditures. Renovation expenditures were $27.5 million in 2005.

     Deferred maintenance expenditures are billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

     We expect to renovate seven malls during 2006 at a total estimated cost of $53.6 million, which will be funded from operating cash flows and availability under our credit facilities.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

     We have ownership interests in eleven unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as "Investments in Unconsolidated Affiliates." The following are circumstances when we may consider entering into a joint venture with a third party:

     |X| Third parties may approach us with opportunities where they have obtained land and performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return on our investment. We typically earn development fees from the joint venture and provide management and leasing services to the property for a fee once the property is placed in operation.

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

 Guarantees

     We may issue guarantees on the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and in a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we issue a guaranty, the terms of the joint venture agreement typically provide that we may receive indemnification from the joint venture.

     As of December 31, 2005, we have guaranteed 50% of the debt of Parkway Place L.P. The total amount outstanding at December 31, 2005, was $53.2 million, of which we have guaranteed $26.6 million. The guaranty will expire when the related debt matures in June 2008.

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

     All acquired real estate assets are accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value is charged to operations. We recorded losses on the impairment of real estate assets of $1.3 million and $3.1 million in 2005 and 2004, respectively, which are discussed in Note 2 to the consolidated financial statements. There were no impairment charges in 2003.

Recent Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods that began after June 15, 2005.

     In December 2004, the FASB released its final revised standard, SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In April 2005, the Securities and Exchange Commission issued a Staff Accounting Bulletin to modify the effective date so that SFAS No. 123(R) can be adopted beginning with the first interim reporting period of the next fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005. We previously adopted the fair value provisions of SFAS No. 123,
"Accounting  for  Stock  Based  Compensation,"  as  amended  by  SFAS  No.  148,
"Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" effective January 1, 2003. We will adopt SFAS No. 123(R) on January 1, 2006, using a modified prospective application. We estimate that this will result in the recognition of additional compensation expense of approximately $0.3 million and $0.1 million during the years ending December 31, 2006 and 2007, which represents the unamortized deferred compensation expense associated with all remaining stock options that were not vested as of December 31, 2005.

     In May 2005, the FASB issued Statement No. 154 entitled, "Accounting Changes and Error Corrections," which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and we will follow the provision of this standard in the event of any future accounting changes.

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

     In June 2005, the FASB issued FASB Staff Position ("FSP") 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05." The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those for EITF Issue No. 04-05 described above. We do not expect that the adoption of FSP 78-9-1 will have a material impact on our financial position, results of operations or cash flows.

     In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005.In accordance with the transition provisions of FIN 47, we recorded an asset of $1.9 million and a liability of $2.4 million related to conditional asset retirement obligations as of December 31, 2005. The difference between the amounts of the asset and liability of $0.5 million was recognized as maintenance and repairs expense in our consolidated statement of operations for the year ended December 31, 2005.

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

     FFO increased 25.6% in 2005 to $390.0 million compared to $310.4 million in 2004. The 2005 New Properties generated 59% of the growth in FFO, while consistently high portfolio occupancy, increases in rental rates from new and renewal leasing and increased recoveries of operating expenses at the 2005 Comparable Properties accounted for 25% of the growth in FFO. The remaining 16% of growth is primarily attributable to the gain from the sale of the Galileo America management contracts to New Plan and the acquisition fee related to Galileo America's acquisition of New Plan's portfolio.

     The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

                                                                                   Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           2005              2004           2003
                                                                       -------------------------------------------------
 Net income available to common shareholders                            $ 131,907         $ 102,802         $ 124,506
 Depreciation and amortization from:
      Consolidated properties                                             179,651           142,012           112,826
      Unconsolidated affiliates                                             9,210             6,144             4,307
      Discontinued operations                                               1,860               618               965
 Minority interest in earnings of operating partnership                   112,061            85,186           106,532
 Gain on sales of operating real estate assets                            (42,562)          (23,696)          (71,886)
 Minority investors' share of depreciation and amortization                (1,390)           (1,230)           (1,111)
 (Gain) loss on discontinued operations                                        82              (845)           (4,042)
 Depreciation and amortization of non-real estate assets                     (861)             (586)             (508)
                                                                       -------------    -------------     -------------
 FFO                                                                    $ 389,958         $ 310,405         $ 271,589
                                                                       =============    =============     =============

 FFO applicable to our shareholders                                     $ 213,596         $ 169,725         $ 146,552
                                                                       =============    =============     =============


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk on our debt obligations. Our interest rate risk management policy requires that we use derivative financial instruments for hedging purposes only and that, if we do enter into a derivative financial instrument, the derivative financial instrument be entered into with only major financial institutions based on their credit ratings and other factors. We did not have any derivative financial instruments at December 31, 2005 and 2004.

     Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2005, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $5.4 million and, after the effect of capitalized interest, annual earnings by approximately $4.8 million.

     Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2005, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $76.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $78.9 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Index to Financial statements contained in Item 15 on page 60.

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

     As of the end of the period covered by this annual report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this annual report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

     As of December 31, 2005, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2005 is effective.

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

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2005.


Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CBL & Associates Properties, Inc.:

     We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that CBL &
Associates Properties, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 2006


ITEM 9B.  OTHER INFORMATION

     At a meeting held on October 26, 2005, the Compensation Committee of the Company's board of directors approved the following actions affecting the compensation of our executive officers:

2005 Base Salaries for Named Executive Officers
------------------------------------------------

     The Compensation Committee approved 2006 Base Salary levels for the Company's officers and members of senior management, including setting the following 2006 Base Salary levels for those individuals who qualify as "named executive officers" (pursuant to Item 402(a)(3) of Securities and Exchange Commission Regulation S-K):

         Name:                                      Title:                          2006 Base Salary
---------------------------        -----------------------------------------        -----------------
Charles B. Lebovitz                Chairman of the Board and                            $558,802
                                   Chief Executive Officer

John N. Foy                        Vice Chairman of the Board, Chief                    $486,320
                                   Financial Officer and Treasurer

Stephen D. Lebovitz                Director, President and Secretary                    $475,000

Eric P. Snyder                     Senior Vice President and                            $446,000
                                   Director of Corporate Leasing

Augustus N. Stephas                Senior Vice President - Accounting                   $456,600
                                   and Controller

     In the case of Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz, these base salaries were approved to take effect as of January 1, 2006. In the case of Mr. Stephas, the effective date is February 28, 2006, and in the case of Mr. Snyder, the effective date is September 15, 2006.

     Each of Charles B. Lebovitz, John N. Foy and Stephen D. Lebovitz are parties to deferred compensation agreements issued under the Amended and Restated Stock Incentive Plan, as amended (the "Stock Incentive Plan"), pursuant to which the amounts representing annual increases over their base salaries since 1995 are paid in quarterly installments in the form of the Company's Common Stock rather than cash.

Revisions to 2005 Executive Bonus Opportunities
-----------------------------------------------

     The Compensation Committee also approved certain adjustments to the criteria or matters pursuant to which designated Company executives are eligible to earn bonuses during the 2005 fiscal year based upon the successful continuation and/or completion of development, financing, leasing and re-leasing, temporary leasing, sponsorships, management, accounting, marketing, remodelings, expansions, peripheral property sales, acquisitions and joint ventures with respect to the Company and its properties identified by the Compensation Committee as being within each such executive's areas of responsibility. These adjustments affected the maximum potential bonuses that could be earned by two of the three executives covered by these bonus criteria who are named executive officers of the Company as follows: the maximum potential bonus payments that could be earned by John N. Foy and Stephen D. Lebovitz for specified projects completed during 2005 was increased from $575,000 to $675,000 for each of such named executive officers. The actual amount of any bonus payouts will be dependent on the successful continuation or completion of the projects or matters upon which each such officer's bonus is based, as well as the officer's continued employment with the Company at such time.

     In addition to the adjustments to the potential bonus levels approved as described above for certain officers, the Compensation Committee also approved an increase from $1,000,000 to $1,075,000 in the amount of a separate allocation of funds to be available as bonus compensation for payment to three designated senior executives, in conjunction with the Compensation Committee's decision concerning the actual bonuses to be paid to such officers based upon the Committee's evaluation of their performance during 2005. Two of the officers who participated in such bonus pool for fiscal 2005 are named executive officers, and the Compensation Committee approved the following 2005 bonus amounts for such officers: Charles B. Lebovitz - $675,000 and Augustus N. Stephas - $225,000.

     In the case of both of the bonus mechanisms described above for 2005, each officer who receives a bonus has the option of electing whether to have his or her bonus paid in cash or in shares of the Company's Common Stock pursuant to the terms of the Stock Incentive Plan. The number of shares issued with respect to any bonus that an officer elects to receive in the Company's Common Stock will be determined based on the market value of the Common Stock on the date when such bonus becomes payable.

Approval of 2006 Executive Bonus Opportunities
----------------------------------------------
     The Compensation Committee also approved the criteria or matters pursuant to which designated Company executives will be eligible to earn bonuses for the 2006 fiscal year. The amount of the bonus paid to each executive will be based upon the successful continuation and/or completion of development, financing, leasing and re-leasing, temporary leasing, sponsorships, management, accounting, marketing, remodelings, expansions, peripheral property sales, acquisitions and joint ventures with respect to the Company and its properties identified by the Compensation Committee as being within each such executive's areas of responsibility. Three of the executives covered by these bonus criteria are named executive officers of the Company. The potential bonuses that the Compensation Committee provided that such named executive officers could earn pursuant to the above-stated criteria or matters are as follows: John N. Foy - $725,000; Stephen D. Lebovitz - $725,000; and Eric P. Snyder - $325,000. The actual amount of any bonus payouts will be dependent on the successful continuation or completion of the projects or matters upon which each such officer's bonus is based, as well as the officer's continued employment with the Company at such time.

     In addition to the potential bonus levels approved as described above for certain officers, the Compensation Committee also approved a separate allocation of up to an aggregate of $1,325,000 to be available as bonus compensation for payment to three designated senior executives, consisting of specified maximum bonuses that could be earned by each of the three executives totaling $1,175,000 plus the opportunity to share in an unallocated discretionary bonus pool of up to $150,000. The actual bonus payments to such officers, including the amount (if any) to be paid out of the $150,000 unallocated pool, will be determined during the fourth quarter of 2006 by the Compensation Committee, based upon its evaluation of such officers' performance during the year. Two of the officers for whom any fiscal 2006 bonuses will be determined pursuant to this method are named executive officers, and the potential bonus payouts set by the Compensation Committee for each of these officers is as follows: Charles B. Lebovitz - $725,000 plus any additional participation in the unallocated
$150,000 pool, and Augustus N. Stephas - $250,000 plus any additional participation in the unallocated $150,000 pool.

     As with the 2005 bonuses, in the case of both of the bonus mechanisms described above for 2006, each officer who receives a bonus will have the option of electing whether to have his or her bonus paid in cash or in shares of the Company's Common Stock pursuant to the terms of the Stock Incentive Plan. The number of shares issued with respect to any bonus that an officer elects to receive in the Company's Common Stock will be determined based on the market value of the Common Stock on the date when such bonus becomes payable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Incorporated herein by reference to the sections entitled "Election of Directors," "Directors and Executive Officers," "Certain Terms of the Jacobs Acquisition," "Corporate Governance Matters," "Board of Directors' Meetings and Committees - Audit Committee," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our most recent definitive proxy statement filed with the Securities and Exchange Commission (the "Commission") with respect to our Annual Meeting of Stockholders to be held on May 8, 2006.

     Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an "audit committee financial expert" as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the sections entitled "Compensation of Directors," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information as of December 31, 2005", in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated   herein  by  reference  to  the  section  entitled   "Certain
Relationships and Related Transactions" in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated herein by reference to the section entitled "Independent Registered Public Accountants' Fees and Services" under "RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS" in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 8, 2006.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)  Financial Statements                                           Page Number

     Report Of Independent Registered Public Accounting Firm                 65

     CBL & Associates Properties, Inc. Consolidated Balance Sheets
     as of December 31, 2005 and 2004                                        66

     CBL & Associates Properties, Inc. Consolidated Statements of
     Operations for the Years Ended December 31, 2005, 2004 and 2003         67

     CBL & Associates Properties, Inc. Consolidated Statements of
     Shareholders' Equity for the Years Ended December 31, 2005,
     2004 and 2003                                                           68

     CBL & Associates Properties, Inc. Consolidated Statements of
     Cash Flows for the Years Ended December 31, 2005, 2004 and 2003         69

     Notes to Consolidated Financial Statements                              70

(2)  Financial Statement Schedules

     Schedule II Valuation and Qualifying  Accounts                         102
     Schedule III Real Estate and Accumulated  Depreciation                 103
     Schedule IV Mortgage Loans on Real Estate                              114
     Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

(3)  Exhibits

     The Exhibit Index attached to this report is incorporated by reference into this Item 15(a)(3).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CBL & ASSOCIATES PROPERTIES, INC.
                                             (Registrant)

                           By: __/s/ John N. Foy_________
                                 ---------------
                                John N. Foy
                                Vice Chairman of the Board, Chief Financial
                                Officer and Treasurer (Principal Financial
                                Officer and Principal Accounting Officer)
Dated: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                                    Title                                Date

  /s/ Charles B. Lebovitz             Chairman of the Board, and Chief Executive            March 15, 2006
--------------------------------
  Charles B. Lebovitz                 Officer (Principal Executive Officer)

   /s/ John N. Foy                    Vice Chairman of the Board, Chief Financial           March 15, 2006
--------------------------------
                                      Officer and Treasurer (Principal Financial
       John N. Foy                    Officer and Principal Accounting Officer)

 /s/ Stephen D. Lebovitz*             Director, President and Secretary                     March 15, 2006
--------------------------------
     Stephen D. Lebovitz

/s/ Claude M. Ballard*                Director                                              March 15, 2006
--------------------------------
   Claude M. Ballard

       /s/ Leo Fields*                Director                                              March 15, 2006
--------------------------------
        Leo Fields

 /s/ Matthew S. Dominski*             Director                                              March 15, 2006
--------------------------------
   Matthew S. Dominski

/s/ Winston W. Walker*                Director                                              March 15, 2006
--------------------------------
     Winston W. Walker

 /s/ Gary L. Bryenton*                Director                                              March 15, 2006
--------------------------------
      Gary L. Bryenton

 /s/ Martin J. Cleary*                Director                                              March 15, 2006
--------------------------------
     Martin J. Cleary

*By: /s/ John N. Foy                  Attorney-in-Fact                                      March 15, 2006
--------------------------------
      John N. Foy

                                    INDEX TO FINANCIAL STATEMENTS



Report Of Independent Registered Public Accounting Firm                      65

CBL & Associates Properties, Inc. Consolidated Balance Sheets as of
     December 31, 2005 and 2004                                              66

CBL & Associates Properties, Inc. Consolidated Statements of Operations
     for the Years Ended December 31, 2005, 2004 and 2003                    67

CBL & Associates Properties, Inc. Consolidated Statements of Cash Flows
     for the Years Ended December 31, 2005, 2004 and 2003                    68

CBL & Associates Properties, Inc. Consolidated Statements of
     Shareholders' Equity for the Years Ended December 31,
     2005, 2004 and 2003                                                     69

Notes to Consolidated Financial Statements                                   70


Schedule II Valuation and Qualifying Accounts                               102
Schedule III Real Estate and Accumulated Depreciation                       103
Schedule IV  Mortgage Loans on Real Estate                                  114

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of CBL & Associates Properties, Inc.:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBL and Associates Properties, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 2006

                        CBL & Associates Properties, Inc.
                           Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                                  December 31,
                                                                     ---------------------------------------
                                                                           2005                2004
 ASSETS                                                              ---------------------------------------
 Real estate assets:
   Land                                                              $       776,989     $      659,782
   Buildings and improvements                                              5,698,669          4,670,462
                                                                     ---------------------------------------
                                                                           6,475,658          5,330,244
   Accumulated depreciation                                                 (727,907)          (575,464)
                                                                     ---------------------------------------
                                                                           5,747,751          4,754,780
   Real estate assets held for sale                                           63,168             61,607
   Developments in progress                                                  133,509             78,393
                                                                     ---------------------------------------
     Net investment in real estate assets                                  5,944,428          4,894,780
 Cash and cash equivalents                                                    28,838             25,766
 Receivables:
   Tenant, net of allowance for doubtful accounts
        of $3,439 in 2005 and $3,237 in 2004                                  55,056             38,409
   Other                                                                       6,235             13,706
 Mortgage notes receivable                                                    18,117             27,804
 Investments in unconsolidated affiliates                                     84,138             84,782
 Other assets                                                                215,510            119,253
                                                                     ---------------------------------------
                                                                     $     6,352,322     $    5,204,500
                                                                     =======================================
 LIABILITIES AND SHAREHOLDERS' EQUITY
 Mortgage and other notes payable                                    $     4,341,055     $    3,359,466
 Mortgage notes payable on real estate assets held for sale                        -             12,213
 Accounts payable and accrued liabilities                                    320,270            212,064
                                                                     ---------------------------------------
     Total liabilities                                                     4,661,325          3,583,743
                                                                     ---------------------------------------
 Commitments and contingencies (Notes 3, 5 and 17)
 Minority interests                                                          609,475            566,606
                                                                     ---------------------------------------
 Shareholders' equity:
 Preferred stock, $.01 par value, 15,000,000 shares authorized:
    8.75% Series B cumulative redeemable preferred stock, 2,000,000
        shares outstanding in 2005 and 2004                                       20                 20
    7.75% Series C cumulative redeemable preferred stock, 460,000
        shares outstanding in 2005 and 2004                                        5                  5
    7.375% Series D cumulative redeemable preferred stock,
        700,000 shares outstanding in 2005 and 2004                                7                  7
 Common stock, $.01 par value, 180,000,000 shares authorized,
         62,512,816 and 62,667,104 shares issued and outstanding
          in 2005 and 2004, respectively                                         625                627
 Additional paid-in capital                                                1,037,764          1,025,478
 Deferred compensation                                                        (8,895)            (3,081)
 Other comprehensive income                                                      288                  -
 Retained earnings                                                            51,708             31,095
                                                                     ---------------------------------------
 Total shareholders' equity                                                1,081,522          1,054,151
                                                                     ---------------------------------------
                                                                     $     6,352,322     $    5,204,500
                                                                     =======================================

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                          2005        2004          2003
                                                                       -------------------------------------
 REVENUES:
   Minimum rents                                                        $ 549,368    $ 476,568    $ 426,247
   Percentage rents                                                        23,166       15,951       12,900
   Other rents                                                             17,674       16,102       12,633
   Tenant reimbursements                                                  278,498      246,016      218,646
   Management, development and leasing fees                                20,521        9,791        5,525
   Other                                                                   19,485       17,005       14,176
                                                                      -------------------------------------
     Total revenues                                                       908,712      781,433      690,127
                                                                      -------------------------------------
 EXPENSES:
   Property operating                                                     151,280      139,349      128,782
   Depreciation and amortization                                          179,651      142,012      112,825
   Real estate taxes                                                       68,116       58,066       51,319
   Maintenance and repairs                                                 50,559       43,527       39,589
   General and administrative                                              39,197       35,338       30,395
   Loss on impairment of real estate assets                                 1,334        3,080            -
   Other                                                                   15,444       16,373       11,489
                                                                      -------------------------------------
     Total expenses                                                       505,581      437,745      374,399
                                                                      -------------------------------------
 Income from operations                                                   403,131      343,688      315,728
 Interest income                                                            6,831        3,355        2,485
 Interest expense                                                        (208,183)    (177,219)    (153,321)
 Loss on extinguishment of debt                                            (6,171)           -         (167)
 Gain on sales of real estate assets                                       53,583       29,272       77,765
 Gain on sales of management contracts                                     21,619            -            -
 Equity in earnings of unconsolidated affiliates                            8,495       10,308        4,941
 Minority interest in earnings:
   Operating Partnership                                                 (112,061)     (85,186)    (106,532)
   Shopping center properties                                              (4,879)      (5,365)      (2,758)
                                                                      -------------------------------------
 Income before discontinued operations                                    162,365      118,853      138,141
 Operating income of discontinued operations                                  192        1,413        1,956
 Gain (loss) on discontinued operations                                       (82)         845        4,042
                                                                      -------------------------------------
 Net income                                                               162,475      121,111      144,139
 Preferred dividends                                                      (30,568)     (18,309)     (19,633)
                                                                      -------------------------------------
 Net income available to common shareholders                            $ 131,907    $ 102,802    $ 124,506
                                                                      =====================================
 Basic per share data:
   Income before discontinued operations, net of preferred dividends    $    2.10    $    1.63    $    1.98
   Discontinued operations                                                      -         0.04         0.10
                                                                      -------------------------------------
   Net income available to common shareholders                          $    2.10    $    1.67    $    2.08
                                                                      =====================================
   Weighted average common shares outstanding                              62,721       61,602       59,872
 Diluted per share data:
   Income before discontinued operations, net of preferred dividends    $    2.03    $    1.57    $    1.90
   Discontinued operations                                                      -         0.04         0.10
                                                                      -------------------------------------
   Net income available to common shareholders                          $    2.03    $    1.61    $    2.00
                                                                      =====================================
   Weighted average common and potential dilutive
     common shares outstanding                                             64,880       64,004       62,386

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                 Consolidated Statement Of Shareholders' Equity
                        (In thousands, except share data)

                                                                                   Accumulated                 Retained
                                                                       Additional     Other                    Earnings
                                                    Preferred  Common   Paid-in   Comprehensive    Deferred   (Accumulated
                                                      Stock     Stock   Capital       Loss       Compensation    Deficit)    Total
                                                    ---------  ------  ---------- -------------  -----------  ----------- ----------
Balance, December 31, 2002                              $ 47   $  596  $  765,388    $     -     $  (2,397)     $(22,444)  $ 741,190
    Net income                                             -        -           -          -             -       144,139     144,139
    Gain on current period cash flow hedges                -        -           -          -         2,397             -       2,397
                                                                                                                           ---------
        Total comprehensive income                                                                                           146,536
    Dividends declared - common stock                      -        -           -          -             -       (81,096)   (81,096)
    Dividends declared - preferred stock                   -        -           -          -             -       (17,453)   (17,453)
    Issuance of 460,000 shares of Series C preferred                                       -
      stock                                                5        -     111,222                        -             -     111,227
    Redemption of 2,675,000 shares of Series A                                             -
      preferred stock                                    (27)       -     (64,668)         -             -        (2,180)   (66,875)
    Issuance of 405,676 shares of common stock             -        4       8,753     (1,855)            -             -       6,902
    Exercise of stock options                              -        6       7,756          -             -             -       7,762
    Accrual under deferred compensation arrangements       -        -         618          -             -             -         618
                                                                                         248
    Amortization of deferred compensation                  -        -           -          -             -             -         248
    Adjustment for minority interest in Operating
       Partnership                                         -        -     (11,759)         -             -             -    (11,759)
                                                    ---------  ------  ---------- -------------  -----------  ----------- ----------
Balance, December 31, 2003                                25      606     817,310     (1,607)            -        20,966     837,300
    Net income and total comprehensive income              -        -           -          -             -       121,111     121,111
    Dividends declared - common stock                      -        -           -          -             -       (92,678)   (92,678)
    Dividends declared - preferred stock                   -        -           -          -             -       (18,304)   (18,304)
    Issuance of 700,000 shares of Series D preferred                                       -
      stock                                                7        -     169,326          -             -             -     169,333
    Issuance of 169,962 shares of common stock             -        2       4,526     (2,129)            -             -       2,399
    Exercise of stock options                              -       14      15,254          -             -             -      15,268
    Accrual under deferred compensation arrangements       -        -         776          -             -             -         776
    Amortization of deferred compensation                  -        -           -        655             -             -         655
    Conversion of Operating Partnership units into
      525,636 shares of common stock                       -        5       5,625          -             -             -       5,630
    Adjustment for minority interest in Operating
      Partnership                                          -        -      12,661          -             -             -      12,661
                                                    ---------  ------  ---------- -------------  -----------  ----------- ----------
Balance, December 31, 2004                                32      627   1,025,478     (3,081)            -        31,095   1,054,151
    Net income                                             -        -           -          -             -       162,475     162,475
    Unrealized gain on available for sale securities       -        -           -          -           288             -         288
                                                                                                                         -----------
        Total comprehensive income                         -        -           -          -             -             -     162,763
    Dividends declared - common stock                      -        -           -          -             -      (111,294)  (111,294)
    Dividends declared - preferred stock                   -        -           -          -             -       (30,568)   (30,568)
    Additional costs of issuing 700,000 shares of
        Series D preferred stock                           -        -        (193)         -             -             -       (193)
    Issuance of 230,041 shares of common stock             -        2       9,011     (7,896)            -             -       1,117
    Repurchase of 1,371,034 shares of common stock         -      (14)    (54,984)         -             -             -    (54,998)
    Exercise of stock options                              -        8       9,733          -             -             -       9,741
    Accelerated vesting of stock-based compensation        -        -         480        256             -             -         736
    Accrual under deferred compensation arrangements       -        -         780          -             -             -         780
    Issuance of stock under deferred compensation                                          -
      arrangement                                          -        2          (2)         -             -             -           -
    Amortization of deferred compensation                  -        -           -      1,826             -             -       1,826
    Conversion of Operating Partnership units into
      52,136 shares of common stock                        -        -      10,304          -             -             -      10,304
    Adjustment for minority interest in Operating
      Partnership                                          -        -      37,157          -             -             -      37,157
                                                    ---------  ------  ---------- -------------  -----------  ------------ ---------
Balance, December 31, 2005                              $ 32    $ 625  $1,037,764   $(8,895)          $288       $51,708  $1,081,522
                                                    =========  ======  ========== =============  ===========  =========== ==========

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Year Ended December 31,
                                                                     -----------------------------------------------
                                                                        2005            2004               2003
                                                                     -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $162,475         $121,111           $144,139
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Minority interest in earnings                                     116,940           90,551            109,331
     Depreciation                                                      133,834          100,667             85,584
     Amortization                                                       55,381           49,162             34,301
     Net amortization of above and below market leases                  (6,434)          (3,515)              (311)
     Amortization of debt premiums                                      (7,347)          (5,262)              (646)

     Gain on sales of real estate assets                               (53,583)         (29,583)           (77,775)
     (Gain) loss on discontinued operations                                 82             (845)            (4,042)
     Gain on sales of management contracts                             (21,619)               -                  -
     Stock-based compensation expense                                    2,125            2,646              2,494
     Amortization of deferred compensation                               1,826              655                248
     Equity in earnings of unconsolidated affiliates in
         excess of distributions  received                              (1,148)               -                  -
     Write-off of development projects                                     560            3,714              2,056
     Extinguishment of debt                                               (353)               -                167
     Loss on impairment of real estate assets                            1,334            3,080                  -
     Changes in assets and liabilities:
       Tenant and other receivables                                     (9,879)          (1,678)            (9,773)
       Other assets                                                     (1,116)          (3,413)           (12,770)
       Accounts payable and accrued liabilities                         16,496           11,907              1,346
                                                                     -----------------------------------------------
         Net cash provided by operating activities                     389,574          339,197            274,349
                                                                     -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate assets                                      (361,285)        (219,383)          (227,362)
 Acquisitions of real estate assets and other assets                  (426,537)        (587,163)          (273,265)
 Proceeds from sales of real estate assets                              64,350          113,565            284,322
 Proceeds from sale of management contracts                             22,000                -                  -
 Costs related to sale of management contracts                            (381)               -                  -
 Cash in escrow                                                              -           78,476            (78,476)
 Additions to mortgage notes receivable                                   (859)          (9,225)           (10,000)
 Payments received on mortgage notes receivable                         13,173           17,590              1,840
 Distributions in excess of equity in earnings of
   unconsolidated  affiliates                                           15,523           28,908              9,740
 Additional investments in and advances to unconsolidated
   affiliates                                                          (27,840)         (27,112)           (15,855)
 Changes in other assets                                               (10,652)          (4,307)            (3,310)
                                                                     -----------------------------------------------
         Net cash used in investing activities                        (712,508)        (608,651)          (312,366)
                                                                     -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from mortgage and other notes payable                        946,825          642,743            572,080
 Principal payments on mortgage and other notes payable               (353,806)        (355,651)          (390,115)
 Additions to deferred financing costs                                  (3,407)          (6,029)            (4,830)
 Repurchase of common stock                                            (48,292)               -                  -
 Proceeds from issuance of common stock                                    508              529              5,026
 Proceeds from exercise of stock options                                 9,741           15,268              7,762
 Proceeds from issuance of preferred stock                                   -          169,333            111,227
 Redemption of preferred stock                                               -                -            (64,695)
 Additional costs of preferred stock offerings                            (193)               -                  -
 Purchase of minority interest in the Operating Partnership             (2,172)          (5,949)           (21,013)
 Distributions to minority interests                                   (89,459)         (78,493)           (72,186)
 Dividends paid to holders of preferred stock                          (31,214)         (17,633)           (19,633)
 Dividends paid to common shareholders                                (102,525)         (89,230)           (78,629)
                                                                     -----------------------------------------------
         Net cash provided by financing activities                     326,006          274,888             44,994
                                                                     -----------------------------------------------
Net change in cash and cash equivalents                                  3,072            5,434              6,977
Cash and cash equivalents, beginning of period                          25,766           20,332             13,355
                                                                     -----------------------------------------------
Cash and cash equivalents, end of period                              $ 28,838         $ 25,766           $ 20,332
                                                                     ===============================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1.  ORGANIZATION

     CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community shopping centers. CBL's shopping center properties are located in 27 states, but are primarily in the southeastern and midwestern United States.

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). As of December 31, 2005, the Operating Partnership owned controlling interests in 72 regional malls, 27 associated centers (each located adjacent to a regional mall), seven community centers and CBL's corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls and three associated centers. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had two mall expansions, two open-air shopping centers, one open-air shopping center expansion, two associated centers, one community center, which is owned in a joint venture, and one community center expansion under construction at December 31, 2005. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2005, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 52.6% limited partnership interest for a combined interest held by CBL of 54.2%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2005, CBL's Predecessor owned a 15.2% limited partnership interest, Jacobs owned a 20.6% limited partnership interest and third parties owned a 10.0% limited partnership interest in the Operating Partnership. CBL's Predecessor also owned
5.6 million shares of CBL's common stock at December 31, 2005, for a combined total interest of 20.1% in the Operating Partnership.

     The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership owns 100% of both of the Management Company's preferred stock and its common stock.

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

     The Operating Partnership has common units and special common units of limited partner interest outstanding that may be exchanged by their holders, under certain circumstances, for shares of common stock on a one-for-one basis. These common units and special common units were also split on a two-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of the Company's common stock.

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

     All acquired real estate assets have been accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

     The Company's acquired intangibles and their balance sheet classifications as of December 31, 2005 and 2004, are summarized as follows:

                                                    December 31, 2005                   December 31, 2004
                                                -------------------------------  --------------------------------
                                                                 Accumulated                        Accumulated
                                                   Cost          Amortization        Cost           Amortization
                                                --------------   --------------  -------------     --------------
Other assets:
    Above-market leases                          $42,026           $(4,921)         $12,250           $ (1,335)
    In-place leases                               72,584           (14,992)          53,850             (5,810)
    Tenant relationships                          49,796               (53)              --                 --
Accounts payable and accrued liabilities:
    Below-market leases                           91,148           (14,816)          38,967             (4,870)

     The total net amortization expense of the above acquired intangibles for the next five succeeding years will be $3,420 in 2006, $3,236 in 2007, $3,334 in 2008, $2,148 in 2009 and $1,021 in 2010.

     Total interest expense capitalized was $8,385, $4,517 and $5,974 in 2005, 2004 and 2003, respectively.

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

     The Company determined that two community centers met the criteria to be reflected as held for sale as of December 31, 2005 and recognized a loss on impairment of $1,029.

     During 2004, the Company recognized a loss of $114 on the sale of one community center as a loss on impairment of real estate assets.

     During 2004, the Company determined that the carrying value of a vacant community center exceeded the community center's estimated fair value by $402. The Company recorded the reduction in the carrying value of the related real estate assets to their estimated fair value as a loss on impairment of real estate assets. The Company sold this community center in October 2005 and recognized an additional impairment of $43.

     In January 2005, the Company made the decision to sell five community centers and, as a result, recognized an aggregate loss on impairment of real estate assets of $617 on these community centers in 2004 to reduce the carrying values of these centers to their estimated fair values based on their selling prices.

     In January 2005, the Company completed the third phase of the Galileo America joint venture transaction discussed in Note 5. The Company recognized a loss of $1,947 on this transaction as an impairment of real estate assets in 2004 and reduced the carrying value of the related assets, which were classified as real estate assets held for sale as of December 31, 2004. The Company recognized an additional impairment loss of $262 in the first quarter of 2005 related to these centers when certain estimated amounts were adjusted when the actual amounts became known.

     There were no impairment charges in 2003.

Cash and Cash Equivalents
-------------------------
     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less as cash equivalents.

Restricted Cash
---------------
     Restricted cash of $34,448 and $29,337 was included in other assets at December 31, 2005 and 2004, respectively. Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.

Joint Ventures
--------------
     Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to the Company's historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of the Company's interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to the Company's historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers' interests in the joint venture. Profit recognition assumes the Company has no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method under SFAS No. 66 are met.

     The Company accounts for its investment in joint ventures where it owns a non-controlling interest using the equity method of accounting. Under the equity method, the Company's cost of investment is adjusted for its share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.

     Any differences between the cost of the Company's investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate's financial statements generally result from costs of the Company's investment that are not reflected on the unconsolidated affiliate's financial statements, capitalized interest on its investment and the Company's share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2005 and 2004, the difference between the Company's investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $4,323 and $18,730, respectively, which is generally amortized over a period of 40 years.

Deferred Financing Costs
------------------------
     Net deferred financing costs of $10,849 and $13,509 were included in other assets at December 31, 2005 and 2004, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized to interest expense over the terms of the related notes payable. Amortization expense was $5,031, $4,390, and $3,268 in 2005, 2004 and 2003, respectively.
Accumulated amortization was $11,532 and $7,815 as of December 31, 2005 and 2004, respectively.

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

     As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not material in 2005, 2004 and 2003.

     The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. The Company had a net deferred tax asset of $1,541 and $16,636 at December 31, 2005 and 2004, respectively, which consisted primarily of net operating loss carryforwards, that were reduced to zero by a valuation allowance because of uncertainty about the realization of the net deferred tax asset considering all available evidence.

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

     The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 10.0% of the Company's total revenues in 2005, 2004 and 2003.

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

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                                2005              2004             2003
                                                           ---------------- ----------------- ---------------
Weighted average shares                                        63,004            61,878          60,108
Effect of nonvested stock awards                                 (283)             (276)           (236)
                                                           ---------------- ----------------- ---------------
Denominator - basic earnings per share                         62,721            61,602          59,872
Dilutive effect of:
     Stock options                                              1,741             1,970           2,106
     Nonvested stock awards                                       223               232             236
     Deemed shares related to deferred compensation
          arrangements                                            195               200             172
                                                           ---------------- ----------------- ---------------
Denominator - diluted earnings per share                       64,880            64,004          62,386
                                                           ================ ================= ===============


Stock-Based Compensation
------------------------
     Historically, the Company accounted for its stock-based compensation plans, which are described in Note 19, under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, "Accounting for
Stock-Based  Compensation",   as  amended  by  SFAS  No.  148,  "Accounting  for
Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." There were no stock options granted during 2005, 2004 and 2003.

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. Therefore, stock-based compensation expense included in net income available to common shareholders in 2005, 2004 and 2003 is less than that which would have been recognized if the fair value method had been applied to all stock-based awards since the effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and unvested awards in each period:

                                                                        Year Ended December 31,
                                                            -------------------------------------------------
                                                                 2005             2004             2003
                                                            ---------------- ---------------- ---------------
Net income available to common shareholders, as reported       $131,907          $ 102,802       $124,506
Add:  Stock-based compensation expense included in
          reported net income available to common
          shareholders                                            4,775              2,890          2,742
Less: Total stock-based  compensation  expense  determined
          under fair value method                                (5,186)            (3,398)        (3,344)
                                                            ---------------- ---------------- ---------------
Pro forma net income available to common shareholders          $131,496          $ 102,294       $123,904
                                                            ================ ================ ===============
Earnings per share:
    Basic, as reported                                         $   2.10          $   1.67        $   2.08
                                                            ================ ================ ===============
    Basic, pro forma                                           $   2.10          $   1.66        $   2.07
                                                            ================ ================ ===============
    Diluted, as reported                                       $   2.03          $   1.61        $   2.00
                                                            ================ ================ ===============
    Diluted, pro forma                                         $   2.03          $   1.60        $   1.99
                                                            ================ ================ ===============

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

Recent Accounting Pronouncements
--------------------------------
     In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods that began after June 15, 2005. See Note 5.

     In December 2004, the FASB released its final revised standard, SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS No. 123(R) requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. In April 2005, the Securities and Exchange Commission issued a Staff Accounting Bulletin to modify the effective date so that SFAS No. 123(R) can be adopted beginning with the first interim reporting period of the next fiscal year beginning after June 15, 2005, instead of the first interim period beginning after June 15, 2005. The Company previously adopted the fair value provisions of SFAS No. 123 as amended by SFAS No. 148 effective January 1, 2003. The Company will adopt SFAS No. 123(R) on January 1, 2006, using a modified prospective application. The Company estimates that this will result in the recognition of additional compensation expense of approximately $310 and $91 during the years ending December 31, 2006 and 2007, respectively, which represents the unamortized deferred compensation expense associated with all remaining stock options that were not vested as of December 31, 2005.

     In May 2005, the FASB issued SFAS No. 154 entitled, "Accounting Changes and Error Corrections," which will be effective in the first quarter of fiscal year 2006. This statement addresses the retrospective application of such changes and corrections and the Company will follow the provision of this standard in the event of any future accounting changes.

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

     In June 2005, the FASB issued FASB Staff Position ("FSP") 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05." The EITF acknowledged that the consensus in EITF Issue No. 04-05 conflicts with certain aspects of Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-05. The effective dates for this FSP are the same as those for EITF Issue No. 04-05 described above. The Company does not expect that the adoption of FSP 78-9-1 will have a material impact on its financial position, results of operations or cash flows.

     In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. FIN 47 permits, but does not require, restatement of interim financial information. The provisions of FIN 47 are effective for reporting periods ending after December 15, 2005. In accordance with the transition provisions of FIN 47, the Company recorded an asset of $1,906 and a liability of $2,358 related to conditional asset retirement obligations as of December 31, 2005. The difference between the amounts of the asset and liability of $452 was recognized as maintenance and repairs expense in the accompanying consolidated statement of operations for the year ended
December 31, 2005. Had the Company applied the provisions of FIN 47 retroactively, the liability for conditional asset retirement obligations would have been $2,254, $2,153 and $2,057 at December 31, 2004, 2003 and January 1,
2003, respectively.

Reclassifications
-----------------
     Certain prior period amounts in the consolidated statements of operations have been reclassified to present marketing fund revenues and expenses on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." As a result, the following amounts in the consolidated statements of operations have changed from the previously reported amounts for the years ended December 31, 2004 and 2003: tenant reimbursements have increased by $27,281 and $25,884, respectively, other revenues have decreased by $3,093 and $0, respectively, and property operating expenses have increased by $24,188 and $25,884, respectively. This reclassification did not change previously reported amounts of net income available to common shareholders.

NOTE 3.  ACQUISITIONS

     The Company includes the results of operations of real estate assets acquired in the consolidated statement of operations from the date of the related acquisition.

2005 Acquisitions
-----------------
     Effective June 1, 2005, the Company acquired a 70% joint venture interest in Laurel Park Place, a regional mall in Livonia, MI, for a purchase price of $80,363. The purchase price consisted of $2,828 in cash, the assumption of $50,654 of non-recourse debt that bears interest at a stated rate of 8.50% and matures in December 2012 and the issuance of 571,700 Series L special common units (the "L-SCUs") in the Operating Partnership with a fair value of $26,881. The Company recorded a debt premium of $10,552, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. The terms of the L-SCUs are described in Note 9.

     The Company may elect to acquire the remaining 30% ownership interest in the joint venture, or a portion thereof, at any time following the acquisition date for a purchase price of $14,000, which will be paid either through the issuance of common units of limited partner interest in the Operating Partnership or with cash, at the Company's election. If the Company exercises its right to acquire the remaining 30% joint venture interest, or a portion thereof, prior to December 2012 through the issuance of common units, the common units issued will not be entitled to receive distributions until after December 2012. If the Company does not exercise its right to acquire the remaining 30% joint venture interest by December 2012, then the joint venture partner owning that interest will thereafter receive a preferred return equal to the greater of 12% or the 10-year treasury rate plus 800 basis points on the portion of its joint venture interest that has not yet been acquired by the Company. The Company receives all of the profits and losses of this joint venture and is responsible for all of its debt. The $14,000 value of the minority partner's interest has been recorded in Accounts Payable and Accrued Liabilities.

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

     On November 7, 2005, the Company acquired Layton Hills Mall in Salt Lake City, UT, for a cash purchase price, including transaction costs, of $120,926. The Company funded a portion of the purchase price with a new, short-term loan of $102,850 that bears interest at the London Interbank Offered Rate ("LIBOR") plus 95 basis points and has a maturity of March 2006 plus a 60-day extension option. The Company intends to retire or refinance this short-term loan.

     On November 16, 2005, the Company acquired Oak Park Mall in Overland, KS, Hickory Point Mall in Forsyth, IL, and Eastland Mall in Bloomington, IL, for a purchase price, including transaction costs, of $508,180, which consisted of $127,111 in cash, the assumption of $335,100 of interest-only, non-recourse loans that bear interest at a stated rate of 5.85% and mature in November 2015 and the issuance of 1,144,924 Series K special common units (the "K-SCUs") of limited partner interest in the Operating Partnership with a fair value of $45,969. The Company funded part of the cash portion of the purchase price with a new, non-recourse loan of $33,150 that bears interest at 5.85% and matures in November 2015. The terms of the K-SCUs are described in Note 9.

     The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2005:

Land                                                             $ 95,863
Buildings and improvements                                        763,523
Above-market leases                                                30,759
Tenant relationships                                               49,796
In-place leases                                                    24,021
                                                              ---------------
   Total assets                                                   963,962
Mortgage note payables assumed                                   (385,754)
Premiums on mortgage note payables assumed                        (10,552)
Below-market leases                                               (54,263)
Other long-term liabilities                                       (14,474)
                                                              ---------------
Net assets acquired                                              $498,919
                                                              ===============

     The following unaudited pro forma financial information is for the years ended December 31, 2005 and 2004. It presents the results of the Company as if each of the 2005 acquisitions had occurred on January 1, 2004. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2004. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the years ended December 31, 2005 and 2004 are as follows:

                                                                               2005           2004
                                                                          -------------- -------------
Total revenues                                                                 $972,900      $867,948
Total expenses                                                                 (550,526)     (499,528)
                                                                          -------------- -------------
Income from operations                                                         $422,374      $368,420
                                                                          ============== =============
Income before discontinued operations                                          $153,984      $109,200
                                                                          ============== =============
Net income available to common shareholders                                    $123,526      $ 93,149
                                                                          ============== =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends          $   1.96      $   1.48
    Net income available to common shareholders                                $   1.96      $   1.51
Diluted per share data:
    Income before discontinued operations, net of preferred dividends          $   1.90      $   1.42
    Net income available to common shareholders                                $   1.90      $   1.46

2004 Acquisitions
-----------------
     On March 12, 2004, the Company acquired Honey Creek Mall in Terre Haute, IN, for a purchase price, including transaction costs, of $83,114, which consisted of $50,114 in cash and the assumption of $33,000 of non-recourse debt that bears interest at a stated rate of 6.95% and matures in May 2009. The Company recorded a debt premium of $3,146, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On March 12, 2004, the Company acquired Volusia Mall in Daytona Beach, FL, for a purchase price, including transaction costs, of $118,493, which consisted of $63,686 in cash and the assumption of $54,807 of non-recourse debt that bears interest at a stated rate of 6.70% and matures in March 2009. The Company recorded a debt premium of $4,615, computed using an estimated market interest rate of 4.75%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On April 8, 2004, the Company acquired Greenbrier Mall in Chesapeake, VA, for a cash purchase price, including transaction costs, of $107,450. The purchase price was partially financed with a new recourse term loan of $92,650 that bears interest at LIBOR plus 100 basis points, matures in April 2006 and has three one-year extension options that are at the Company's election.

     On April 21, 2004, the Company acquired Fashion Square, a community center in Orange Park, FL, for a cash purchase price, including transaction costs, of $3,961.

     On May 20, 2004, the Company acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH, for a cash purchase price, including transaction costs, of $78,252. The purchase price was partially financed with a new recourse term loan of $66,500 that bears interest at LIBOR plus 100 basis points, matures in May 2006 and has three one-year extension options that are at the Company's election.

     On June 22, 2004, the Company acquired Park Plaza Mall in Little Rock, AR, for a purchase price, including transaction costs, of $77,526, which consisted of $36,213 in cash and the assumption of $41,313 of non-recourse debt that bears interest at a stated rate of 8.69% and matures in May 2010. The Company recorded a debt premium of $7,737, computed using an estimated market interest rate of 4.90%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On July 28, 2004, the Company acquired Monroeville Mall, and its associated center, the Annex, in the eastern Pittsburgh suburb of Monroeville, PA, for a total purchase price, including transaction costs, of $231,621, which consisted of $39,455 in cash, the assumption of $134,004 of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013, an obligation of $11,950 to pay for the fee interest in the land underlying the mall and associated center on or before July 28, 2007, and the issuance of 780,470 Series S Special Common Units (the "S-SCUs") in the Operating Partnership with a fair value of $46,212. The Company recorded a debt premium of $3,270, computed using an estimated market interest rate of 5.30%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     On November 22, 2004, the Company acquired Mall del Norte in Laredo, TX, for a cash purchase price, including transaction costs, of $170,413. The purchase price was partially financed with a new non-recourse, interest-only loan of $113,400 that bears interest at 5.04% and matures in December 2014.

     On November 22, 2004, the Company acquired Northpark Mall in Joplin, MO, for a purchase price, including transaction costs, of $79,141. The purchase price consisted of $37,619 in cash and the assumption of $41,522 of non-recourse debt that bears interest at a stated rate of 5.75% and matures in March 2014. The Company recorded a debt premium of $687, computed using an estimated market interest rate of 5.50%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

     The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2004:

Land                                                              $ 81,673
Buildings and improvements                                         872,855
Above-market leases                                                  8,329
In-place leases                                                     33,921
                                                              ---------------
   Total assets                                                    996,778
Mortgage note payables assumed                                    (304,646)
Premiums on mortgage note payables assumed                         (19,455)
Below-market leases                                                (27,352)
Land purchase obligation                                           (11,950)
                                                              ---------------
Net assets acquired                                               $633,375
                                                              ===============

     The following unaudited pro forma financial information is for the years ended December 31, 2004 and 2003. It presents the results of the Company as if each of the 2004 acquisitions had occurred on January 1, 2003. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2003. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the years ended December 31, 2004 and 2003 are as follows:

                                                                              2004           2003
                                                                          -------------- -------------
Total revenues                                                                $ 836,962     $ 809,825
Total expenses                                                                 (470,910)     (444,688)
                                                                          -------------- -------------
Income from operations                                                        $ 366,052     $ 365,137
                                                                          ============== =============
Income before discontinued operations                                         $ 121,094     $ 145,198
                                                                          ============== =============
Net income available to common shareholders                                   $ 105,043     $ 131,563
                                                                          ============== =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends         $    1.67     $    2.10
    Net income available to common shareholders                               $    1.71     $    2.20
Diluted per share data:
    Income before discontinued operations, net of preferred dividends         $    1.61     $    2.01
    Net income available to common shareholders                               $    1.64     $    2.11

2003 Acquisitions
-----------------
     On April 30, 2003, the Company acquired Sunrise Mall and its associated center, Sunrise Commons, which are located in Brownsville, TX. The total purchase price, including transaction costs, of $80,686 consisted of $40,686 in cash and the assumption of $40,000 of variable-rate debt that matured in May 2004.

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

     The following summarizes the allocation of the purchase prices to the assets acquired and liabilities assumed for the 2003 acquisitions:

Land                                                              $  72,620
Buildings and improvements                                          434,318
Above-market leases                                                   5,709
In-place leases                                                      19,542
                                                                ---------------
   Total assets                                                     532,189
Mortgage note payables assumed                                     (209,834)
Short-term notes payable                                            (11,617)
Premiums on mortgage note payables assumed                          (26,290)
Below-market leases                                                 (11,384)
                                                                ---------------
Net assets acquired                                               $ 273,064
                                                                 ===============


     The following unaudited pro forma financial information is for the year ended December 31, 2003. It presents the results of the Company as if each of the 2003 acquisitions had occurred on January 1, 2003. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2003. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the year ended December 31, 2003 are as follows:

                                                                              2003
                                                                          --------------
Total revenues                                                                $ 743,241
Total expenses                                                                 (412,949)
                                                                          --------------
Income from operations                                                        $ 330,292
                                                                          ==============
Income before discontinued operations                                         $ 139,778
                                                                          ==============
Net income available to common shareholders                                   $ 125,568
                                                                          ==============
Basic per share data:
    Income before discontinued operations, net of preferred dividends         $    2.02
    Net income available to common shareholders                               $    2.08
Diluted per share data:
    Income before discontinued operations, net of preferred dividends         $    1.94
    Net income available to common shareholders                               $    2.01

NOTE 4.  DISCONTINUED OPERATIONS

     During 2005, the Company sold six community centers for an aggregate sales price of $12,600. The Company previously recognized an aggregate loss on impairment of real estate assets of $617 on these community centers in 2004. Additionally, the Company determined that two community centers met the criteria to be reflected as held for sale as of December 31, 2005 and recognized a loss on impairment of $1,029.

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

     Total revenues of the centers described above that are included in discontinued operations were $3,549, $2,734 and $4,524 in 2005, 2004 and 2003, respectively. All periods presented have been restated to reflect the operations of the centers described above as discontinued operations.

NOTE 5.  JOINT VENTURES

Unconsolidated Affiliates
-------------------------
     At December 31, 2005, the Company had investments in the following 11 partnerships and joint ventures, which are accounted for using the equity method of accounting:

                                                                                  Company's
         Joint Venture                      Property Name                         Interest
------------------------------------------------------------------------------------------------
Governor's Square IB                    Governor's Square Plaza                     50.0%
Governor's Square Company               Governor's Square                           47.5%
High Pointe Commons , LP                High Pointe Commons                         50.0%
Imperial Valley Mall L.P.               Imperial Valley Mall                        60.0%
Kentucky Oaks Mall Company              Kentucky Oaks Mall                          50.0%
Mall of South Carolina L.P.             Coastal Grand-Myrtle Beach                  50.0%
Mall of South Carolina Outparcel L.P    Coastal Grand Crossing                      50.0%
Mall Shopping Center Company            Plaza del Sol                               50.6%
Parkway Place L.P.                      Parkway Place                               45.0%
Triangle Town Member LLC                Triangle Town Center, Triangle Town         50.0%
                                        Commons and Triangle Town Place
York Town Center, LP                    York Town Center                            50.0%

     Condensed combined financial statement information of the unconsolidated affiliates is presented as follows:

                                                         December 31,
                                                 -----------------------------
                                                    2005              2004
                                                 -----------------------------
 ASSETS:
 Net investment in real estate assets              $586,715       $1,013,475
 Other assets                                        37,759           63,903
                                                 -----------------------------
    Total assets                                   $624,474       $1,077,378
                                                 =============================
 LIABILITIES :
 Mortgage notes payable                            $474,773       $  603,664
 Other liabilities                                   17,270           41,995
                                                 -----------------------------
    Total liabilities                               492,043          645,659
                                                 -----------------------------
 OWNERS' EQUITY:
 The Company                                         88,461          103,512
 Other investors                                     43,970          328,207
                                                 -----------------------------
    Total owners' equity                            132,431          431,719
                                                 -----------------------------
 Total liabilities and owners' equity              $624,474       $1,077,378
                                                 =============================

                                                       Year Ended December 31,
                                                ----------------------------------------------
                                                    2005            2004             2003
                                                ----------------------------------------------
Revenues                                          $118,823        $109,696          $ 49,855
Depreciation and amortization                      (30,273)        (24,994)           (9,338)
Other operating expenses                           (32,738)        (27,479)          (14,067)
                                                ----------------------------------------------
Income from operations                              55,812          57,223            26,450
Interest income                                        246             138                 -
Interest expense                                   (35,083)        (27,353)          (13,981)
Gain on sales of real estate assets                  6,717           4,555               892
Discontinued operations                                 55           1,945               207
                                                ----------------------------------------------
Net income                                        $ 27,747        $ 36,508          $ 13,568
                                                ==============================================

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

     On November 16, 2005, the Company formed a 50/50 joint venture with Jacobs to own Triangle Town Center and its associated and lifestyle centers, Triangle Town Place and Triangle Town Commons, in Raleigh, NC. The Company assumed
management,   leasing  and  any  future  development   responsibilities  of  the
properties.

     Jacobs' initial contribution consisted of the three shopping centers and the Company made an initial cash contribution of $1,560. Concurrent with its formation, the joint venture entered into a new ten-year, fixed rate non-recourse loan of $200,000, secured by the collective centers. The proceeds from the loan were used to retire an existing construction loan totaling $121,828 and the balance was paid to Jacobs as a partial return of Jacobs' equity. The joint venture equity will be equalized between Jacobs and the Company through future contributions by the Company and through property cash flow distributions.

     Under the terms of the joint venture agreement, the Company is required to fund any additional equity necessary for capital expenditures, including future development or expansion of the property, and any operating deficits of the joint venture. The Company has guaranteed funding of such items up to a maximum of $50,000. The joint venture's profits are allocated 50/50 to Jacobs and the Company. The Company receives a preferred return on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company's invested capital, and repayment of the balance of Jacobs' equity, share equally with Jacobs in the joint venture's cash flows.

Galileo America Joint Venture
-----------------------------
     On September 24, 2003, the Company formed Galileo America LLC ("Galileo America"), a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. The arrangement provided for the Company to sell, in three phases, its interests in 51 community centers for a total price of $516,000 plus a 10% interest in Galileo America.

     The first phase of the transaction closed on October 23, 2003, when the Company sold its interests in 41 community centers to Galileo America for $393,925, which consisted of $250,705 in cash, the retirement of $24,922 of debt on one of the community centers, a note receivable of $4,813, Galileo America's assumption of $93,037 in debt and $20,448 representing the Company's 10% interest in Galileo America. The Company used the net proceeds to fund escrow amounts used in like-kind exchange acquisitions and to reduce outstanding borrowings under the Company's credit facilities. The Company recognized a gain of $71,886 from the first phase and recorded its investment in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest. The note receivable was paid subsequent to December 31, 2003.

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

     The third phase of the joint venture closed on January 5, 2005, when the Company sold its interests in two power centers, one community center and one community center expansion to Galileo America for $58,600, which consisted of $42,529 in cash, the joint venture's assumption of $12,141 of debt, $3,596 representing the Company's interest in Galileo America and closing costs of $334. The real estate assets and related mortgage notes payable of the properties in the third phase were reflected as held for sale as of January 1, 2004, the date that it was determined these assets met the criteria to be reflected as held for sale. The Company did not record any depreciation expense on these assets during 2004. The Company recognized a loss on impairment of real estate assets of $1,947 in December 2004 and an additional loss on impairment of real estate assets of $262 during the year ended December 31, 2005 related to the properties included in the third phase.

     The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering certain spaces in certain of the properties sold to the joint venture. Under each master lease agreement, the Company was obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of five years from the applicable property's closing date. Two properties in the first phase and one in the second phase were subject to master lease agreements. The Company had a liability of $3,789 at December 31, 2004 for the amounts to be paid over the remaining terms of the master lease obligations. During 2005, 2004 and 2003, the Company recognized gain of $2,505, $7,206 and $0, respectively, as a result of being relieved of its obligation under the master lease arrangements as spaces were leased to third parties.

     The Company also received $8,000 of additional contingent consideration since, as the exclusive manager of the properties, it achieved certain leasing objectives related to spaces that were vacant, or projected to soon be vacant, at the time the first phase closed. The Company earned $4,167 in 2004 for leasing objectives that were met during 2004, of which $3,750 was recognized as gain on sales of real estate assets and $417, representing the portion attributable to the Company's ownership interest, was recorded as a reduction of the Company's investment in Galileo America. In 2003, the Company earned $3,833 for leasing objectives that were met as of December 31, 2003, of which $3,450 was recognized as gain on sales of real estate assets and $383, representing the portion attributable to the Company's 10% ownership interest, was recorded as a reduction of the Company's investment in Galileo America.

     On August 10, 2005, the Company transferred all of its 8.4% ownership interest in Galileo America to Galileo America in exchange for Galileo America's interest in two community centers: Springdale Center in Mobile, AL, and
Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. The two properties had a fair value of $60,000. The Company recognized a gain of $42,022, in accordance with SFAS No. 153, on the redemption of its interest in Galileo America, which represents the excess of the fair value of the two properties over the carrying amount of the Company's investment in Galileo
America of $17,978. The Company has the right to put the two properties to Galileo America for $60,000 in cash at any time for one year following the redemption, as well as additional property at Springdale Center that the Company currently holds in a ground lease for $3,000 in cash. The Company also entered into an agreement to provide advisory services to Galileo America for a period of three years in exchange for $1,000 per year. The Company recorded a loss on impairment during 2005 related to these properties, which is discussed in Note 4.

     The Company sold its management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. ("New Plan") for $22,000 in cash and, after reductions for closing costs, recognized a gain of $21,619 during 2005. The Company also transferred its remaining obligations of $3,818 under the master lease agreement to New Plan by paying New Plan a cash payment of $1,925. The Company recognized a gain of $1,893 during 2005 as a result of the settlement of the remaining master lease liability.

     New Plan retained the Company to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on the third anniversary of the closing and will pay the Company a management fee of $1,000 per year. At any time after November 22, 2007, New Plan may terminate the agreement by paying the Company a termination fee of $7,000. The Company will recognize management fee income beginning on the third anniversary of the closing as it provides services under the management contract. If and when New Plan should terminate the management agreement with the Company, the Company will recognize the $7,000 termination fee as gain.

     Separately, Galileo America entered into an agreement to acquire New Plan's interest in a portfolio of properties. Under the terms of its agreement with Galileo America, the Company received an acquisition fee of $8,000 related to that transaction, which was recognized as management fee revenues during 2005.

     As a result of the disposition of its ownership interest in Galileo America and the sale of the related management and advisory contracts, the Company recorded additional compensation expense of $1,301 in 2005 related to the severance of affected personnel, including $736 related to the accelerated vesting of stock-based compensation awards for certain affected personnel.

Consolidated Joint Ventures
---------------------------
     In April 2005, the Company formed a joint venture with Jacobs to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. Under the terms of the joint venture agreement, the Company initially contributed $40,335 for a 50% interest in the joint venture, the proceeds of which were used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by Jacobs. The Company must also provide any additional equity necessary to fund the development of the property, as well as to fund up to an aggregate of $30,000 of operating deficits of the joint venture. The Company receives a preferred return of 11% on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company's invested capital, share equally with Jacobs in the joint venture's profits.

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

     The Company determined that the joint venture is a variable interest entity in which it is the primary beneficiary in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities." At December 31, 2005, this joint venture had total assets of $73,885 and a recourse term loan of $42,020.

NOTE 6.  MORTGAGE AND OTHER NOTES PAYABLE

     Mortgage and other notes payable consisted of the following:

                                                              December 31, 2005                  December 31, 2004
                                                        ---------------------------------   -------------------------------
                                                                          Weighted                            Weighted
                                                                          Average                             Average
                                                          Amount       Interest Rate(1)      Amount       Interest Rate(1)
                                                        -------------  ------------------   ------------  ------------------
Fixed-rate debt:
     Non-recourse loans on operating properties          $  3,281,939       6.02%           $  2,688,186       6.38%
                                                        -------------                       ------------
Variable-rate debt:
     Recourse term loans on operating properties              292,000       5.33%                207,500       3.45%
     Lines of credit                                          690,285       5.29%                461,400       3.37%
     Construction loans                                        76,831       5.76%                 14,593       3.94%
                                                        -------------                       ------------
     Total variable-rate debt                               1,059,116       5.33%                683,493       3.41%
                                                        -------------                       ------------
Total                                                    $  4,341,055       5.85%           $  3,371,679       5.78%
                                                        =============                       ============

(1) Weighted average interest rate including the effect of debt premiums, but excluding the amortization of deferred financing costs.

         Non-recourse and recourse term loans include loans that are secured by properties owned by the Company that have a net carrying value of $4,709,032 at December 31, 2005.

Fixed-Rate Debt
---------------
     At December 31, 2005, fixed-rate loans bear interest at stated rates ranging from 4.52% to 10.125%. Outstanding borrowings under fixed-rate loans include unamortized debt premiums of $42,187 that were recorded when the Company assumed debt to acquire real estate assets that was at an above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from March 2007 through April 2016, with a weighted average maturity of 6.1 years.

Variable-Rate Debt
------------------
     Recourse term loans bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2005, interest rates on recourse loans varied from 5.29% to 5.375%. These loans mature at various dates from March 2006 to June 2006, with a weighted average maturity of 0.5 years.

Unsecured Line of Credit
------------------------
     In September 2005, the Company increased the availability under its unsecured credit facility from $400,000 to $500,000. This credit facility bears interest at LIBOR plus a margin of 90 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. At December 31, 2005, the outstanding borrowings of $278,000 under the credit facility had a weighted average interest rate of 5.29%.

Secured Lines of Credit
-----------------------
     The  Company  has  four   secured   lines  of  credit  that  are  used  for
construction, acquisition, and working capital purposes. The following summarizes certain information about the secured lines of credit as of December 31, 2005:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------
   $  373,000         $  358,150     February 2006
      100,000             52,135       June 2007
       20,000              1,000      March 2007
       10,000              1,000      April 2007
----------------------------------
   $  503,000         $  412,285
==================================

     The secured lines of credit are secured by 21 of the Company's properties, which had an aggregate net carrying value of $476,839 at December 31, 2005. Borrowings under the secured lines of credit had a weighted average interest rate of 5.29% at December 31, 2005.

Letters of Credit
-----------------
     At December 31, 2005, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total amount outstanding under these lines of credit was $22,143 at December 31, 2005.

Covenants and Restrictions
--------------------------
     The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at December 31, 2005.

     Twenty-three malls, five associated centers, two community centers and the corporate office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Debt Maturities
---------------
     As of December 31, 2005, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2006                                           $1,033,398
2007                                              231,223
2008                                              430,520
2009                                              387,013
2010                                              451,335
Thereafter                                      1,765,379
                                              -------------
                                                4,298,868
Net unamortized premiums                           42,187
                                              -------------
                                               $4,341,055
                                              =============

     Of the $1,033,398 of scheduled principal payments in 2006, $978,720 is related to loans that are scheduled to mature in 2006. In January 2006, the Company extended the maturity of $358,150 of this debt to 2009. The Company has extension options in place for $509,170 of these loans that will extend their scheduled maturities to 2007. The Company intends to retire or refinance the remaining loans of $111,400.

NOTE 7. LOSS ON EXTINGUISHMENT OF DEBT

     The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs and unamortized debt premiums when notes payable were retired before their scheduled maturity dates as follows:

                                          Year Ended December 31,
                                    ------------------------------------
                                        2005       2004        2003
                                    ------------------------------------
Prepayment penalties                 $  6,524     $      -   $      -
Unamortized deferred financing costs      976            -        167
Unamortized debt premiums              (1,329)           -          -
                                    ------------------------------------
                                     $  6,171     $      -   $    167
                                    ====================================

NOTE 8.  SHAREHOLDERS' EQUITY

Common Stock Repurchase Plan
----------------------------
     In November 2005, the Company's board of directors approved a plan to repurchase up to $60,000 of the Company's common stock by December 31, 2006. The Company had repurchased 1,371,034 shares of its common stock as of December 31, 2005 for a total of $54,998, or a weighted average cost of $40.11 per share. The Company does not intend to repurchase any additional shares subsequent to December 31, 2005. The Company had a payable of $6,706 at December 31, 2005, related to repurchased common stock.

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

NOTE 9.  MINORITY INTERESTS

     Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 18 of the Company's shopping center properties that is held by third parties.

Minority Interest in Operating Partnership
------------------------------------------
     The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the "Operating Partnership Units") that the Company does not own.

     The assets and liabilities allocated to the Operating Partnership's minority interests are based on their ownership percentage of the Operating Partnership at December 31, 2005 and 2004. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interests at December 31, 2005 and 2004 by the total Operating Partnership Units outstanding at December 31, 2005 and 2004, respectively. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 45.8% and 45.0% at December 31, 2005 and 2004, respectively.

     Income is allocated to the Operating Partnership's minority interests based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interests by the total weighted average number of Operating Partnership Units outstanding during the year.

     A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is redeemable for cash or shares of the Company's common stock. As a result, an allocation is made between shareholders' equity and minority interest in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership's underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding. During 2005 and 2004, the Company allocated $37,157 and $12,661, respectively, from minority interest to shareholders' equity. In 2003, the Company allocated $11,759 from shareholders' equity to minority interest.

     The total minority interest in the Operating Partnership was $596,803 and $554,629 at December 31, 2005 and 2004, respectively.

Minority Interest in Operating Partnership-Conversion Rights
------------------------------------------------------------
     Under the terms of the Operating Partnership's limited partnership agreement, each of the limited partners has the right to exchange all or a portion of its partnership interests for shares of CBL's common stock or, at CBL's election, their cash equivalent. When an exchange occurs, CBL assumes the limited partner's ownership interests in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of Operating Partnership Units exchanged by the limited partner. The amount of cash received by the limited partner, if CBL elects to pay cash, will be based on the five-day trailing average of the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the limited partnership interests in the Operating Partnership nor the shares of common stock of CBL are subject to any right of mandatory redemption.

     As of January 31, 2004, holders of 26,318,804 Series J special common units ("J-SCUs") may exchange them for shares of common stock or cash. The J-SCUs received a minimum distribution of $1.45125 per unit per year until the distribution on the common units exceeded $1.45125 per unit per year during 2004. The J-SCUs now receive a distribution equal to that paid on the common units.

     In July 2004, the Company issued 1,560,940 S-SCUs in connection with the acquisition of Monroeville Mall, which is discussed in Note 3. The S-SCUs receive a minimum distribution of $2.53825 per unit per year for the first three years, and a minimum distribution of $2.92875 per unit per year thereafter.

     In June 2005, the Company issued 571,700 L-SCUs in connection with the acquisition of Laurel Park Place, which is discussed in Note 3. The L-SCUs receive a minimum distribution of $0.7575 per unit per quarter ($3.03 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7575 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

     In November 2005, the Company issued 1,144,924 K-SCUs in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall, which is discussed in Note 3. The K-SCUs receive a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership's common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership's common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company's common stock or, at the Company's election, their cash equivalent.

     The Company issued 237,390 common units in connection with the acquisition of Panama City Mall in 2002. These common units receive a minimum annual dividend of $1.6875 per unit until May 2012. When the distribution on the common units exceeds $1.6875 per unit, these common units will receive a distribution equal to that paid on the common units. Additionally, if the annual distribution on the common units should ever be less than $1.11 per unit, the $1.6875 per unit dividend will be reduced by the amount the per unit distribution is less than $1.11 per unit. The annual distribution on the common units exceeded $1.6875 per unit during 2005.

     During 2005, holders elected to exchange 48,618 special common units and 3,518 common units and the Company elected to exchange $2,172 of cash for these units. During 2004, holders elected to exchange 62,392 special common units and 683,250 common units and the Company elected to exchange $5,949 of cash and 525,636 shares of common stock for these units. The Company purchased 920,166 common units from a former executive of the Company who retired in 1997 for $21,013 during 2003.

     Outstanding   rights  to  convert  minority   interests  in  the  Operating
Partnership to common stock were held by the following parties at December 31, 2005 and 2004:

                                                  December 31,
                                         --------------------------------
                                              2005            2004
                                         --------------- ----------------
The Company                                62,512,816       62,667,104
Jacobs                                     23,796,796       23,845,414
CBL's Predecessor                          17,511,224       17,511,224
Third parties                              11,617,592        9,904,486
                                         --------------- ----------------
Total Operating Partnership Units         115,438,428      113,928,228
                                         =============== ================

Minority Interest in Shopping Center Properties
-----------------------------------------------
     The Company's consolidated financial statements include the assets, liabilities and results of operations of 18 properties that the Company does not wholly own. The minority interests in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total minority interests in shopping center properties was $12,672 and $11,977 at December 31, 2005 and 2004, respectively.

     The assets and liabilities allocated to the minority interests in shopping center properties are based on the third parties' ownership percentages in each shopping center property at December 31, 2005 and 2004. Income is allocated to the minority interests in shopping center properties based on the third parties' weighted average ownership in each shopping center property during the year.

NOTE 10.  MINIMUM RENTS

     The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2005, as follows:

2006                                            $501,560
2007                                             426,930
2008                                             371,773
2009                                             320,679
2010                                             264,937
Thereafter                                       806,409

     Future   minimum   rents  do  not  include   percentage   rents  or  tenant
reimbursements that may become due.

NOTE 11.  MORTGAGE NOTES RECEIVABLE

     Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 3.63% to 9.50%, with a weighted average interest rate of 6.68%, at December 31, 2005. Maturities of notes receivable range from December 2006 to June 2019.

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

                                                                Associated    Community
Year Ended December 31, 2005                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   827,679    $  34,293      $  9,421     $ 37,319     $  908,712
 Property operating expenses (1)                      (280,122)      (8,833)       (2,603)      21,603       (269,955)
 Interest expense                                     (183,120)      (4,674)       (2,872)     (17,517)      (208,183)
 Other expense                                               -            -             -      (15,444)       (15,444)
 Gain on sales of real estate assets                        18            -         3,802       49,763         53,583
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   364,455    $  20,786      $  7,748     $ 75,724        468,713
                                                  =======================================================
 Depreciation and amortization expense                                                                       (179,651)
 General and administrative expense                                                                           (39,197)
 Interest income                                                                                                6,831
 Loss on extinguishment of debt                                                                                (6,171)
 Gain on sale of management contracts                                                                          21,619
 Loss on impairment of real estate assets                                                                      (1,334)
 Equity in earnings of unconsolidated
    affiliates                                                                                                  8,495
 Minority interest in earnings                                                                               (116,940)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  162,365
                                                                                                          ============
 Total assets                                      $ 5,619,923    $ 272,364      $151,970     $308,065     $6,352,322
 Capital expenditures                              $ 1,182,349    $  21,577      $ 77,026     $ 85,037     $1,365,989


                                                                Associated    Community
Year Ended December 31, 2004                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   720,106    $  30,000      $ 15,072     $ 16,255     $  781,433
 Property operating expenses (1)                      (250,512)      (6,672)       (4,860)      21,102       (240,942)
 Interest expense                                     (159,998)      (4,804)       (3,154)      (9,263)      (177,219)
 Other expense                                               -            -             -      (16,373)       (16,373)
 Gain on sales of real estate assets                       848          322        27,784          318         29,272
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   310,444    $  18,846      $ 34,842     $ 12,039        376,171
                                                  =======================================================
 Depreciation and amortization expense                                                                       (142,012)
 General and administrative expense                                                                           (35,338)
 Interest income                                                                                                3,355
 Loss on impairment of real estate assets                                                                      (3,080)
 Equity in earnings of unconsolidated
    affiliates                                                                                                 10,308
 Minority interest in earnings                                                                                (90,551)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  118,853
                                                                                                          ============
 Total assets                                      $ 4,653,707    $ 273,166      $155,042     $122,585     $5,204,500
 Capital expenditures                              $ 1,081,529    $  56,109      $ 18,631     $ 20,541     $1,176,810


                                                                Associated    Community
Year Ended December 31, 2003                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   609,489    $  24,095      $ 49,202     $ 11,027     $  693,813
 Property operating expenses (1)                      (223,665)      (5,747)      (11,338)      17,374       (223,376)
 Interest expense                                     (139,900)      (5,157)       (6,746)      (1,518)      (153,321)
 Other expense                                               -            -             -      (11,489)       (11,489)
 Gain(loss) on sales of real estate assets               2,207            -        75,559           (1)        77,765
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   248,131    $  13,191      $106,677     $ 15,393        383,392
                                                  =======================================================
 Depreciation and amortization expense                                                                       (112,825)
 General and administrative expense                                                                           (30,395)
 Interest income                                                                                                2,485
 Loss on extinguishment of debt                                                                                  (167)
 Equity in earnings of unconsolidated
    affiliates                                                                                                  4,941
 Minority interest in earnings                                                                               (109,290)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  138,141
                                                                                                          ============
 Total assets                                      $ 3,682,158    $ 199,356      $265,467     $117,329     $4,264,310
 Capital expenditures                              $   651,567    $  28,901      $ 32,063     $ 31,274     $  743,805

(1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(2) The All Other category includes mortgage notes receivable, the Company's office building and the Management Company.

NOTE 13.  OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

                                                             December 31,
                                                  -------------------------------------
                                                        2005               2004
                                                  -------------------------------------
 ASSETS:
 Net investment in real estate assets                $5,944,428         $4,894,780
 Investment in unconsolidated affiliates                 84,138             84,782
 Other assets                                           323,353            224,476
                                                  -------------------------------------
 Total assets                                        $6,351,919         $5,204,038
                                                  =====================================
 LIABILITIES:
 Mortgage and other notes payable                    $4,341,055         $3,371,679
 Other liabilities                                      279,315            185,839
                                                  -------------------------------------
 Total liabilities                                    4,620,370          3,557,518

Minority interests                                       12,672             11,977

PARTNERS' CAPITAL                                     1,718,877          1,634,543
                                                  -------------------------------------
 Total liabilities and partners' capital             $6,351,919         $5,204,038
                                                  =====================================


                                                             Year Ended December 31,
                                             ---------------------------------------------------------
                                                    2005               2004               2003
                                             ---------------------------------------------------------
 Total revenues                                   $908,712           $781,433           $693,810
 Depreciation and amortization                    (179,651)          (142,012)          (112,825)
 Other operating expenses                         (323,493)          (294,342)          (263,774)
                                             ---------------------------------------------------------
 Income from operations                            405,568            345,079            317,211
 Interest income                                     6,828              3,355              2,485
 Interest expense                                 (208,180)          (177,191)          (153,314)
 Loss on extinguishment of debt                     (6,171)                --               (167)
 Gain on sales of real estate assets                53,583             29,272             77,765
 Gain on sale of management contracts               21,619                 --                 --
 Equity in earnings of unconsolidated
   affiliates                                        8,495             10,308              4,941
 Minority interest in shopping center
   properties                                       (4,879)            (5,365)            (2,758)
                                             ---------------------------------------------------------
 Income before discontinued operations             276,863            205,458            246,163
 Operating income of discontinued operations           192              1,413              1,956
 Gain (loss) on discontinued operations                (82)               845              4,042
                                             ---------------------------------------------------------
 Net income                                       $276,973           $207,716           $252,161
                                             =========================================================

NOTE 14.  SUPPLEMENTAL AND NONCASH INFORMATION

     The Company  paid cash for  interest,  net of amounts  capitalized,  in the
amount  of  $207,861,   $174,496  and  $151,012  during  2005,  2004  and  2003,
respectively.

     The Company's noncash investing and financing activities were as follows for 2005, 2004 and 2003:

                                                                             2005            2004            2003
                                                                       --------------- ---------------- ----------------
Debt assumed to acquire property interests                               $385,754        $304,646         $209,834
Premiums related to debt assumed to acquire property interests             10,552          19,455           26,290
Issuance of minority interest to acquire property interests                72,850          46,212               --
Purchase obligation related to acquired property                           14,000          11,950               --
Conversion of Operating Partnership units into common stock                10,304           5,630               --
Payable related to repurchased common stock                                 6,706              --               --
Note receivable from sale of real estate assets                             2,627              --            4,813
Debt consolidated from application of FIN 46(R)                                --          38,147               --
Short-term notes payable issued to acquire property interests                  --              --           11,617

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

     Interest rate swap agreements designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. The change in net unrealized gains on cash flow hedges in 2003 reflects a reclassification of net unrealized gains from accumulated other comprehensive loss to interest expense in the amount of $2,397 related to an interest rate swap agreement that was in place during 2003.

     There were no other derivative financial instruments outstanding during 2005, 2004 and 2003.

NOTE 16.  RELATED PARTY TRANSACTIONS

     CBL's Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company's development properties. The Company paid approximately $96,246, $81,153 and $163,617 to the construction company in 2005, 2004 and 2003, respectively, for construction and development activities. The Company had accounts payable to the construction company of $8,097 and $7,774 at December 31, 2005 and 2004, respectively.

     The Management Company provides management, development and leasing services to the Company's unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $14,290, $5,970 and $3,030 in 2005, 2004 and 2003, respectively.

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

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest. The total amount outstanding at December 31, 2005 and 2004, was $53,200 and $53,323, respectively, of which the Company had guaranteed $26,600 and $26,662, respectively. The guaranty will expire when the related debt matures in June 2008. The Company did not receive a fee for this guaranty.

     Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company had guaranteed 100% of the construction debt incurred to develop Coastal Grand - Myrtle Beach in Myrtle Beach, SC. The Company received a fee of $1,572 for this guaranty when it was issued during 2003. The Company recognized one-half of this fee as revenue pro rata over the term of the guaranty until its expiration in May 2006, which represents the portion of the fee attributable to the third-party partner's ownership interest. As discussed in Note 5, Mall of South Carolina L.P. refinanced the construction loan with new mortgage loans in

September 2004. As a result, the Company was release from the guaranty and recognized one-half of the unamortized balance of the guaranty fee, or $328, as revenue when the construction loan was retired. The remaining $328 attributable to the Company's ownership interest was recorded as a reduction to the Company's investment in the partnership. The Company recognized total revenue of $568 and $218 related to this guaranty during 2004 and 2003, respectively.

     The Company had guaranteed 100% of the debt of Imperial Valley Mall L.P., an unconsolidated affiliate in which the Company owns a 60% interest, as of December 31, 2004. As discussed in Note 5, Imperial Valley Mall L.P. refinanced the construction loan with a new mortgage loan in September 2005 and the Company was released from its guaranty.

     The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $24,100 and $11,789 at December 31, 2005 and 2004, respectively.

NOTE 18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other notes payable was $4,336,474 and $3,667,151 at December 31, 2005 and 2004, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated rates at which similar loans would be made currently.

NOTE 19.  STOCK INCENTIVE PLAN

     The Company maintains the CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan, as amended, which permits the Company to issue stock options and common stock to selected officers, employees and directors of the Company. The shares available under the plan were increased from 8,000,000 to 10,400,000 during 2002. The compensation committee of the board of directors (the "Committee") administers the plan.

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

     The Company's stock option activity for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

                                               2005                         2004                         2003
                                     ---------------------------  --------------------------  ----------------------------
                                                     Weighted                     Weighted                     Weighted
                                                      Average                      Average                      Average
                                                     Exercise                     Exercise                     Exercise
                                         Shares        Price        Shares          Price         Shares         Price
                                     ---------------------------  ------------- ------------  ----------------------------
Outstanding, beginning of year          3,033,542     $13.39         4,368,216      $12.84         5,066,834      $12.76
Exercised                                (812,302)     11.99        (1,324,374)      11.53          (646,518)      12.00
Canceled                                  (12,800)     16.88           (10,300)      15.76           (52,100)      15.46
                                     ---------------             --------------               ---------------
Outstanding, end of year                2,208,440      13.89         3,033,542       13.39         4,368,216       12.84
                                     ===============             ==============               ===============
Options exercisable at end of year      1,781,440     $13.15         2,150,242      $12.35         2,923,316      $11.60
                                     ===============             ==============               ===============


     The following is a summary of the stock options outstanding at December 31, 2005:

                                            Weighted          Weighted                          Weighted
                                            Average           Average                           Average
                                           Remaining       Exercise Price                    Exercise Price
                            Options       Contractual        of Options        Options         of Options
 Exercise Price Range     Outstanding    Life in Years      Outstanding      Exercisable      Exercisable
------------------------ -------------- ----------------- ----------------- --------------- -----------------
  $10.2500 - $12.8125      1,199,956          2.6             $11.78          1,199,956          $11.78
  $13.8375 - $19.9000      1,008,484          5.9              16.40            581,484           15.99
                         -------------- ----------------- ----------------- --------------- -----------------
        Totals             2,208,440          4.1             $13.89          1,781,440          $13.15
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

     The Company had issued awards of stock totaling 1,091,776 shares under the plan as of December 31, 2005. Compensation expense related to these awards is determined based on the market value of the Company's common stock on the grant date and is amortized over the vesting period on a straight-line basis when the award is related to future services. Awards related to past services are expensed when granted, regardless of the vesting period, if any.

     The Company granted awards for 208,200, 93,600 and 86,450 shares of the Company's common stock to employees in May 2005, 2004 and 2003, respectively. The terms of the awards allow for a recipient to vest and receive shares of common stock in equal installments on each of the first five anniversaries of the date of grant. Under the terms of the awards, the Company pays the recipient additional compensation, in an amount equal to the dividends paid on the Company's common stock, on the unvested portion of the award.

     The Company recorded deferred compensation of $8,162, $2,206 and $1,870 when the awards were granted in May 2005, 2004 and 2003, respectively, based on the market value of the Company's common stock on the grant dates, which was $39.24, $23.57 and $21.53 per share, respectively. The deferred compensation is amortized on a straight-line basis as compensation expense over the five-year vesting period.

     During 2005, 2004 and 2003, the Company issued an additional 37,299, 63,314 and 87,212 shares of common stock, respectively, to employees and nonemployee directors with a weighted-average grant date fair value of $37.99, $30.56 and $21.51, respectively.

NOTE 20.  EMPLOYEE BENEFIT PLANS

401(k) Plan
-----------
     The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant's contribution that does not exceed 2.5% of such participant's compensation for the plan year.
Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $727, $657 and $518 in 2005, 2004 and 2003, respectively.

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

     In October 2005, the Company issued 174,403 shares of common stock to one officer as a result of the termination of that officer's deferred compensation agreement. The Company had accrued all compensation expense related to the agreement as it was earned during the term of the agreement.

     At December 31, 2005 and 2004, respectively, there were 63,882 and 214,196 shares that were deemed set aside in accordance with these arrangements.

     For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 7.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2005 and 2004, respectively, the Company had notes payable, including accrued interest, of $107 and $52 related to these arrangements.

NOTE 21.  DIVIDENDS

     On October 5, 2005, the Company declared a special one-time cash dividend of $0.09 per share of common stock as a result of the taxable gains generated from the sale of the Company's management contracts with Galileo America as discussed in Note 5. On October 27, 2005, the Company declared a cash dividend of $0.4575 per share of common stock for the quarter ended December 31, 2005. Both dividends were paid on January 16, 2006, to shareholders of record as of December 30, 2005. The total dividend of $34,228 is included in accounts payable and accrued liabilities at December 31, 2005.

     On October 27, 2005, the Operating Partnership declared a distribution of $29,014 to the Operating Partnership's limited partners. The distribution was paid on January 16, 2006. This distribution represented a distribution of $0.5475 per unit for each common unit and $0.6346 to $.7125 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2005.

     On November 4, 2004, the Company declared a cash dividend of $0.40625 per share of common stock for the quarter ended December 31, 2004. The dividend was paid on January 14, 2005, to shareholders of record as of December 31, 2004. The total dividend of $25,459 is included in accounts payable and accrued liabilities at December 31, 2004.

     On November 4, 2004, the Operating Partnership declared a distribution of $21,185 to the Operating Partnership's limited partners. The distribution was paid on January 14, 2005. This distribution represented a distribution of $0.40625 per unit for each common unit and $0.40625 to $0.6480 per unit for the special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2004.

     The allocations of dividends declared and paid for income tax purposes are as follows:

                                                  Year Ended December 31,
                                   ----------------------------------------------------
                                        2005              2004              2003
                                   ---------------  ------------------ ----------------
Dividends declared:
     Common stock                     $  1.76625        $  1.49375        $   1.345
     Series A preferred stock         $       --        $       --        $    2.05
     Series B preferred stock         $  4.37500        $  4.37505        $  4.3752
     Series C preferred stock         $  19.3750        $  19.3750        $  6.99653
     Series D preferred stock         $19.359375        $       --        $       --

Allocations: (1)
     Ordinary income                      100.00%              87.41%           98.83%
     Capital gains 15% rate                 0.00%              11.27%            0.00%
     Capital gains 20% rate                 0.00%               0.00%            0.00%
     Capital gains 25% rate                 0.00%               1.32%            1.17%(2)
     Return of capital                      0.00%               0.00%            0.00%
                                   ---------------  ------------------ ----------------
Total                                      100.0%             100.00%          100.00%
                                   ===============  ================== ================

(1) The allocations for income tax purposes are the same for the common stock and each series of preferred stock for each period presented.

(2)  All of the 2003 capital gains represent pre-May 6, 2003 capital gains.

NOTE 22.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2005, holders of 1,480,067 common units of limited partnership interest in the Operating Partnership and holders of 27,582 J-SCUs exercised their conversion rights, which are described in Note 9. The Company has elected to issue 1,480,067 shares of common stock in exchange for the common units and to pay cash of $1,112 in exchange for the J-SCUs.

NOTE 23.  QUARTERLY INFORMATION (UNAUDITED)

     The  following  quarterly  information  differs  from  previously  reported results since the results of operations of long-lived assets disposed of subsequent to each quarter end in 2004 have been reclassified to discontinued operations for all periods presented. Additionally, certain prior period amounts have been reclassified to present marketing fund revenues and expenses on a gross basis in accordance with Emerging Issues Task Force Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. This reclassification did not change previously reported amounts of net income available to common shareholders. As a result, total revenues increased from the previously reported amounts for the first, second and third quarters of the year ended December 31, 2005 by $3,973, $4,189 and $4,938, respectively. Total revenues increased from the previously reported amounts for the first, second, third and fourth quarters of the year ended December 31, 2004 by $5,129, $5,557, $4,757 and $8,744, respectively. The increase in total revenues was offset by a corresponding increase in property operation expenses; therefore, there were no changes to previously reported amounts of any other line items presented below.

                                               First         Second         Third        Fourth
Year Ended December 31, 2005                  Quarter        Quarter       Quarter       Quarter       Total (1)
                                             ----------     ----------    ----------    ----------    ----------
Total revenues                               $ 214,878      $ 203,185     $ 228,038     $ 262,611     $ 908,712
Income from operations                          97,299         87,204        99,829       118,799       403,131
Income before discontinued operations           32,758         28,535        67,635        33,437       162,365
Discontinued operations                            255          (109)           100         (136)           110
Net income available to common
  shareholders                                  25,372         20,783        60,093        25,659       131,907
Basic per share data:
  Income before discontinued
     operations, net of preferred dividends  $    0.40      $    0.33     $    0.95     $    0.41     $    2.10
  Net income available to common
     shareholders                            $    0.41      $    0.33     $    0.95     $    0.41     $    2.10
Diluted per share data:
  Income before discontinued
     operations, net of preferred
     dividends                               $    0.39      $    0.32     $    0.92     $    0.40     $    2.03
  Net income available to common
     shareholders                            $    0.39      $    0.32     $    0.92     $    0.40     $    2.03

                                               First         Second         Third        Fourth
Year Ended December 31, 2004                  Quarter        Quarter       Quarter       Quarter      Total (1)
                                             ----------     ----------    ----------    ----------    ----------
Total revenues                               $ 177,280      $ 181,059     $ 198,394     $ 224,700     $ 781,433
Income from operations                          77,427         79,103        83,457       103,701       343,688
Income before discontinued operations           34,290         24,989        23,581        35,993       118,853
Discontinued operations                            317          1,134           598           209         2,258
Net income available to common
  shareholders                                  30,189         21,708        19,764        31,141       102,802
Basic per share data:
   Income before discontinued
     operations, net of preferred dividends  $    0.49      $    0.34     $    0.31     $    0.50     $    1.63
   Net income available to common
     shareholders                            $    0.50      $    0.36     $    0.32     $    0.50     $    1.67
Diluted per share data:
   Income before discontinued
     operations, net of preferred dividends  $    0.47      $    0.32     $    0.30     $    0.48     $    1.57
   Net income available to common
     shareholders                            $    0.48      $    0.34     $    0.31     $    0.48     $    1.61

(1) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

                        CBL & Associates Properties, Inc.
          Schedule II Valuation and Qualifying Accounts (in thousands)


                                                                 Year Ended December 31,
                                                  -----------------------------------------------------
                                                        2005              2004              2003
                                                  -----------------------------------------------------
Allowance for doubtful accounts:
  Balance, beginning of year                           $  3,237           $  3,237        $  2,861
  Provision for credit losses                             1,296              2,754           2,083
  Bad debts charged against allowance                    (1,094)            (2,754)         (1,707)
                                                  -----------------------------------------------------
  Balance, end of year                                 $  3,439           $  3,237        $  3,237
                                                  =====================================================

                                                                  Schedule III



                        CBL & ASSOCIATES PROPERTIES, INC.
                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
                              At December 31, 2005
                                 (In thousands)



                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------
MALLS:
Arbor Place          $76,525    $7,862    $95,330      $18,675     $     0  $  7,862  114,005   $121,867    $(21,117) 1998-1999
  Douglasville, GA
Asheville Mall        67,780     7,139     58,747       30,551        (805)    6,334   89,298     95,632     (16,444)    1998
  Asheville, NC
Bonita Lakes Mall     25,789     4,924     31,933        5,768        (985)    4,924   36,716     41,640      (9,796)    1997
  Meridian, MS
Brookfield Square    104,876     8,646     78,703       10,982           0     8,646   89,685     98,331     (10,867)    2001
  Brookfield, WI
Burnsville Center     68,272    12,804     71,355       25,619           0    12,804   96,974    109,778     (19,159)    1998
  Burnsville,  MN
Cary Towne Center     86,114    23,688     74,432       11,498           0    23,688   85,930    109,618     (11,010)    2001
  Cary, NC
Chapel Hill Mall      64,000     6,578     68,043        1,590           0     6,578   69,633     76,211      (3,207)    2004
  Akron, OH
Cherryvale Mall       93,774    11,892     63,973       25,750      (1,667)   11,608   88,340     99,948      (9,696)    2001
  Rockford, IL
Citadel Mall          29,939    11,443     44,008        9,896           0    11,896   53,451     65,347      (6,356)    2001
  Charleston, SC
Cross Creek Mall      70,446    18,717    101,983        7,562           0    19,155  109,107    128,262      (7,969)    2003
  Fayetteville, NC
College Square             0     2,954     17,787       11,123         (27)    2,927   28,910     31,837     (10,452) 1987-1988
  Morristown, TN
Columbia Place        32,471     9,645     52,348        2,896        (423)    9,222   55,244     64,466      (6,803)    2002
  Columbia, SC
Coolsprings Galleria 128,574    13,527     86,755       29,201           0    13,527  115,956    129,483     (40,736) 1989-1991
  Nashville, TN


                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Eastland Mall         59,400     5,746     75,893            0           0     5,746   75,893     81,639        (229)    2005
  Bloomington, IL
East Towne Mall       79,807     4,496     63,867       35,626           0     4,496   99,493    103,989     (10,557)    2002
  Madison, WI
Eastgate Mall         56,335    13,046     44,949       22,142           0    13,046   67,091     80,137      (7,797)    2001
  Cincinnati, OH
Fashion Square        58,591    15,218     64,971        9,807           0    15,218   74,778     89,996      (9,809)    2001
  Saginaw, MI
Fayette Mall          93,028    20,707     84,267       35,295           0    20,707  119,562    140,269     (11,501)    2001
  Lexington, KY
Frontier Mall (E)          0     2,681     15,858       11,372           0     2,681   27,230     29,911     (11,080) 1984-1985
  Cheyenne, WY
Foothills Mall             0     4,536     14,901        9,086           0     4,536   23,987     28,523      (9,383)    1996
  Maryville, TN
Georgia Square  (E)        0     2,982     31,071       12,985         (23)    2,959   44,056     47,015     (20,025)    1982
  Athens, GA
Greenbrier Mall       92,650     3,181    107,355        2,233           0     2,555  110,214    112,769      (5,338)    2004
  Chesapeake, VA
Gulf Coast Town
  Center              42,020    18,816     40,471            0           0    18,816   40,471     59,287        (210)    2005
Ft. Meyers, FL
Hamilton  Place       61,640     3,202     42,619       18,338        (441)    2,761   60,957     63,718     (23,434) 1986-1987
  Chattanooga, TN

Hanes Mall           105,990    17,176    133,376       24,035        (948)   16,808  156,831    173,639     (19,592)    2001
  Winston-Salem, NC
Harford Mall (E)           0     8,699     45,704          627           0     8,699   46,331     55,030      (3,815)    2003
  Bel Air, MD


                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Hickory Hollow Mall   86,136    13,813    111,431       16,901           0    13,813  128,332    142,145     (23,693)    1998
  Nashville,  TN
Hickory Point         33,116    10,732     31,728            0           0    10,732   31,728     42,460        (124)    2005
  Forsyth, IL
Honey Creek Mall      34,339     3,108     83,358        1,048           0     3,108   84,406     87,514      (4,386)    2004
  Terre Haute, IN
JCPenney  (E)              0         0      2,650            0           0         0    2,650      2,650      (1,413)    1983
  Maryville, TN
Janesville Mall       12,816     8,074     26,009        2,878           0     8,074   28,887     36,961      (6,419)    1998
  Janesville,  WI
Jefferson Mall        42,629    13,125     40,234       11,499           0    13,125   51,733     64,858      (6,218)    2001
  Louisville, KY
The Lakes Mall (E)         0     3,328     42,366        9,672           0     3,328   52,038     55,366      (9,520) 2000-2001
  Muskegon, MI
Lakeshore Mall (E)         0     1,443     28,819        4,070        (169)    1,274   32,889     34,163     (10,792) 1991-1992
  Sebring, FL
Laurel Park           60,104    13,291     92,579                        0    13,291   92,579    105,870      (2,490)    2005
  Livonia, MI
Layton Hills Mall    102,850    20,464     99,846            0           0    20,464   99,846    120,310        (291)    2005
  Layton, UT

Madison Square (E)         0    17,596     39,186        4,196           0    17,596   43,382     60,978      (5,603)    1984
  Huntsville, AL
Mall del Norte       113,400    21,734    142,062        3,939           0    21,734  146,001    167,735      (5,070)    2004
  Laredo, TX
Mall of Acadiana           0    22,511    145,769            0           0    22,511  145,769    168,280      (3,366)    2005
  Lafayette, LA



                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Meridian Mall         91,090       529    103,678       55,560           0     2,232  157,535    159,767     (27,798)    1998
  Lansing,  MI
Midland Mall          30,000    10,321     29,429        6,080           0    10,321   35,509     45,830      (4,979)    2001
  Midland, MI
Monroeville Mall     133,053    21,217    177,214        2,519           0    21,263  179,687    200,950      (7,288)    2004
  Pittsburgh, PA
Northpark Mall        41,294     9,977     65,481        4,294           0    10,962   68,790     79,752      (2,766)    2004
  Joplin, MO
Northwoods Mall       61,033    14,867     49,647       15,465        (777)   14,090   65,112     79,202      (7,303)    2001
  Charleston, SC
Oak Hollow Mall       43,073     5,237     54,775        4,438           0     5,237   59,213     64,450     (17,886) 1994-1995
  High Point, NC
Oak Park Mall        276,174    23,119    318,759                        0    23,119  318,759    341,878        (886)    2005
  Overland Park, KS
Old Hickory Mall      33,803    15,527     29,413        3,343           0    15,527   32,756     48,283      (4,243)    2001
  Jackson, TN
Panama City Mall      39,290     9,017     37,454       11,088           0    12,168   45,391     57,559      (4,258)    2002
  Panama City, FL

Parkdale Mall         54,274    20,723     47,390       30,172        (307)   20,416   77,562     97,978      (8,432)    2001
  Beaumont, TX
Park Plaza Mall       46,607     6,297     81,638        3,560           0     6,304   85,191     91,495      (3,299)    2004
 Little Rock, AR
Pemberton Square(E)        0     1,191     14,305          580        (947)      244   14,885     15,129      (6,601)    1986
 Vicksburg, MS
Post Oak Mall (E)          0     3,936     48,948       (1,471)       (327)    3,608   47,478     51,086     (14,323) 1984-1985
  College Station,
  TX



                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Randolph Mall         14,740     4,547     13,927        7,036           0     4,547   20,963     25,510      (2,513)    2001
  Asheboro, NC
Regency Mall          33,427     3,384     36,839       12,444           0     4,188   48,479     52,667      (6,367)    2001
  Racine, WI
Richland Mall (E)          0     9,874     35,238        4,035           0     9,887   39,260     49,147      (3,893)    2002
  Waco, TX
Rivergate Mall        69,614    17,896     86,767       16,817           0    17,896  103,584    121,480     (20,483)    1998
  Nashville,  TN
River Ridge Mall           0     4,824     59,052          715           0     4,825   59,766     64,591      (5,101)    2003
 Lynchburg, VA
Southaven Towne
 Center               27,849     8,255     29,380            0           0     8,255   29,380     37,635        (237)    2005
Southaven, MS
Southpark Mall        40,192     9,501     73,262        2,734           0     9,503   75,994     85,497      (5,198)    2003
  Colonial Heights,
  VA
Stroud Mall           31,252    14,711     23,936        9,522           0    14,711   33,458     48,169      (6,013)    1998
  Stroudsburg,  PA
St. Clair Square      65,596    11,027     75,620       24,584           0    11,027  100,204    111,231     (20,023)    1996
  Fairview Heights,
  IL
Sunrise Mall (E)           0    11,156     59,047        3,386           0    11,156   62,433     73,589      (5,913)    2003
  Brownsville, TX
Towne Mall (E)             0     3,101     17,033          830           0     3,101   17,863     20,964      (2,523)    2001
  Franklin, OH
Turtle Creek Mall          0     2,345     26,418        7,083           0     3,535   32,311     35,846     (11,695) 1993-1995
  Hattiesburg, MS
Twin Peaks  (E)            0     1,874     22,022       20,178         (46)    1,828   42,200     44,028     (17,165)    1984
  Longmont, CO



                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Valley View           50,112    15,985     77,771        2,916           0    15,987   80,685     96,672      (8,430)    2003
  Roanoke, VA
Volusia Mall          56,806     2,526    120,242          545           0     2,526  120,787    123,313      (5,965)    2004
  Daytona, FL
Walnut Square (E)          0        50     15,138        6,654           0        50   21,792     21,842     (10,911) 1984-1985
  Dalton, GA
Wausau Center         12,927     5,231     24,705        7,973      (5,231)        0   32,678     32,678      (4,208)    2001
  Wausau, WI
West Towne Mall      112,728     9,545     83,084       29,709           0     9,545  112,793    122,338     (12,433)    2002
  Madison, WI
WestGate Mall         52,953     2,149     23,257       41,727        (432)    1,742   64,959     66,701     (17,862)    1995
  Spartanburg, SC
Westmoreland Mall     79,996     4,621     84,215       11,822           0     4,621   96,037    100,658      (8,016)    2002
  Greensburg, PA
York Galleria         49,965     5,757     63,316        3,384           0     5,757   66,700     72,457     (11,441)    1995
  York, PA

ASSOCIATED CENTERS
Annex at Monroeville       0       716     29,496           22           0       717   29,517     30,234      (1,305)    2004
  Monroeville, PA
Bonita Lakes Crossin   8,081       794      4,786        8,037           0       794   12,823     13,617      (2,372)    1997
  Meridian, MS
Chapel Hill Suburban   2,500       925      2,520           80           0       925    2,600      3,525        (198)    2004
  Akron, OH
Coolsprings
  Crossing (E)             0     2,803     14,985        4,428           0     3,554   18,662     22,216      (6,221) 1991-1993
  Nashville, TN



                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Courtyard at
  Hickory Hollow       4,010     3,314      2,771          420           0     3,314    3,191      6,505        (559)    1998
  Nashville,  TN
Eastgate Crossing      9,980       707      2,424          854           0       707    3,278      3,985        (345)    2001
  Cincinnati, OH
Foothills Plaza  (E)       0       132      2,132          558           0       148    2,674      2,822      (1,398) 1984-1988
  Maryville, TN
Foothills Plaza
  Expansion                0       137      1,960          240           0       141    2,196      2,337        (919) 1984-1988
  Maryville, TN
Frontier Square (E)        0       346        684          236         (86)      260      920      1,180        (391)    1985
  Cheyenne, WY
General Cinema (E)         0       100      1,082          177           0       100    1,259      1,359        (798)    1984
 Athens, GA
Gunbarrel Pointe (E)       0     4,170     10,874          214           0     4,170   11,088     15,258      (1,475)    2000
 Chattanooga, TN
Hamilton Corner        2,023       960      3,670        6,355        (226)      734   10,025     10,759      (1,842) 1986-1987
  Chattanooga, TN
Hamilton Crossing          0     4,014      5,906          701      (1,370)    2,644    6,607      9,251      (2,492)    1987
  Chattanooga, TN
Harford Annex (E)          0     2,854      9,718            7           0     2,854    9,725     12,579        (486)    2003
  Bel Air, MD
The Landing at
  Arbor Place          8,638     4,993     14,330          467           0     4,993   14,797     19,790      (3,196) 1998-1999
  Douglasville, GA



                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

Madison Plaza (E)          0       473      2,888        1,014           0       473    3,902      4,375      (1,624)    1984
  Huntsville, AL
Parkdale Crossing      8,570     2,994      7,408        1,919        (355)    2,639    9,327     11,966        (707)    2002
  Beaumont, TX
The Shoppes At
  Hamilton Place           0     4,894     11,700           26           0     4,894   11,726     16,620        (781)    2003
  Chattanooga, TN
Sunrise Commons (E)        0     1,013      7,525         (153)          0     1,013    7,372      8,385        (492)    2003
  Brownsville, TX
The Shoppes at
  Panama City              0     1,010      8,140           78           0     1,010    8,218      9,228        (349)    2004
  Panama City, FL

The Terrace                0     4,166      9,929           14           0     4,166    9,943     14,109      (2,224)    1997
  Chattanooga, TN
Village at
  Monroeville              0       932          0       17,731           0       934   17,729     18,663        (562)    2004
  Monroeville, PA
Village at Rivergate   3,288     2,641      2,808        2,596           0     2,641    5,404      8,045        (790)    1998
  Nashville,  TN
West Towne Crossing        0     1,151      2,955            0           0     1,151    2,955      4,106        (326)    1998
  Madison, WI
WestGate Crossing      9,483     1,082      3,422        5,721           0     1,082    9,143     10,225      (2,616)    1997
  Spartanburg, SC
Westmoreland South         0     2,898     21,167        6,052           0     2,898   27,219     30,117      (1,726)    2002
  Greensburg, PA

COMMUNITY CENTERS
Chicopee Marketplace       0     4,341     14,491            0           0     4,341   14,491     18,832        (116)    2005
  Chicopee, MA






                                                                                 Gross Amounts at Which
                                                                                Carried at Close of Period
                                    Initial Cost(A)                             --------------------------
                                 ------------------
                                                                                                             (D)
                                         Buildings    Costs                          Buildings             Accumu-   Date of
                        (B)                and     Capitalized     Sales of            and                lated     Const-
                      Encumbr-           Improv-  Subsequent to   Outparcel          Improve-             Depre-    ruction/
Description /Location  ances     Land     ments    Acquisition      Land      Land    ments   Total(C)    ciation   Acquisition
--------------------- -------- -------- ---------- -------------- ---------- ------- --------- --------   --------  ------------

CBL Center            14,369       140     24,675          842           -       140   25,517     25,657      (5,057)    2001
 Chattanooga, TN
Cobblestone Village        0     2,122      6,972            0           0     2,122    6,972      9,094         (15)    2005
  Royal Palm Beach,
  FL
Fashion Square             0     4,169         69        2,876           0     4,169    2,945      7,114         (34)    2004
  Orange Park, FL
Massard Crossing       5,792     2,879      5,176           37           0     2,879    5,213      8,092        (537)    2004
  Ft. Smith, AR

Pemberton Plaza        1,979     1,284      1,379            0           0     1,284    1,379      2,663        (136)    2004
  Vicksburg, MS
Willowbrook Plaza     29,636    15,079     27,376          377           0    15,079   27,753     42,832      (2,823)    2004
  Houston, TX

OTHER

Other - Land          11,162       591        833          690           -       592   1,522       2,114        (775)
Developments in
 Progress Consisting
 of Construction
 and Development
 Properties (F)      690,285         -          -            -           -         -        -    133,509
                 ------------ -------- ----------    ------------ --------- -------- --------- ------------

TOTALS            $4,341,055  $780,665 $4,871,387     $839,198    $(15,592) $776,989 $5,698,669 $6,609,167  $(727,907)
                 ============ ======== ==========    ============ ========= ======== ========= ============ ============

HELD FOR SALE               -        -          -               -        -         - $   63,168 $   63,168
                 ------------ -------- ----------    ------------ --------- -------- --------- ------------
TOTALS            $4,341,055  $780,665 $4,871,387     $839,198    $(15,592) $776,989 $5,698,669 $6,672,335  $(727,907)
                 ============ ======== ==========    ============ ========= ======== ========= ============ ============

(A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.

(B) Encumbrances represent the mortgage notes payable balance at December 31, 2005.

(C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $5.3 billion.


(D) Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.

(E) Property is pledged as collateral on the secured lines of credit used for developments and acquisitions.

(F)  Includes non-property mortgages and credit line mortgages.

                        CBL & ASSOCIATES PROPERTIES, INC.

                 REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2005, 2004, and 2003 are set forth below (in thousands):

                                                                        Year Ended December 31,
                                                      -----------------------------------------------------
                                                                    2005             2004             2001
                                                      -----------------------------------------------------
REAL ESTATE ASSETS:
        Balance at beginning of period                        $5,470,244        $4,379,834      $4,046,325
        Additions during the period:
             Additions and improvements                          376,319           222,233         227,025
             Acquisitions of real estate assets                  916,769           954,528         506,865
             Consolidation of real estate assets
              as a result of FIN 46(R)                                 -            52,860               -
        Deductions during the period:

             Cost of sales and retirements                       (87,869)         (121,598)       (389,693)
             Accumulated depreciation on assets
                held for sale (A)                                 (1,539)           (5,093)         (8,632)
             Accumulated depreciation on
                impaired assets (B)                                    -            (5,840)              -
             Loss on impairment of real estate
                assets (C)                                        (1,029)           (2,966)              -
             Abandoned projects                                     (560)           (3,714)         (2,056)
                                                      -----------------------------------------------------
         Balance at end of period                             $6,672,335        $5,470,244      $4,379,834
                                                      =====================================================

ACCUMULATED DEPRECIATION:
        Balance at beginning of period                          $575,464         $467,614         $434,840
        Depreciation expense                                     169,240          134,146          111,473
        Consolidation of real estate assets as a
           result of FIN 46(R)                                         -            1,988                -
        Accumulated depreciation on assets held
           for sale (A)                                           (1,539)          (5,093)          (8,632)
        Accumulated depreciation on impaired
           assets (B)                                                  -           (5,840)               -
        Real estate assets sold or retired                       (15,258)         (17,351)         (70,067)
                                                      -----------------------------------------------------
        Balance at end of period                                $727,907         $575,464         $467,614
                                                      =====================================================

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

                                                                   SCHEDULE IV
                        CBL & ASSOCIATES PROPERTIES, INC.
                    MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
                              AT DECEMBER 31, 2005
                                 (In thousands)

                                                                                                       Principal
                                                                                                       Amount Of
                                                                                                        Mortgage
                                                                                            Carrying   Subject To
                                   Final     Monthly     Balloon                            Amount Of  Delinquent
      Name Of        Interest     Maturity   Payment    Payment At             Face Amount  Mortgage   Principal
  Center/Location       Rate        Date    Amount(1)    Maturity  Prior Liens Of Mortgage     (2)    Or Interest
  ---------------    ---------    --------  ----------  ---------  ----------- ----------- ---------- -----------
FIRST MORTGAGES:
Coastal Grand-Myrtle       7.75%  Oct-2014      $  58(3)  $ 9,000         None   $9,000     $ 9,000        $    -
   Beach
     Myrtle Beach, SC
Gaston Square              7.50%  Jun-2019                                None
     Gastonia, NC                                  16           -                 1,870       1,560             -
Park Place                 3.63%  Apr-2007                  2,602         None
     Chattanooga, TN                               19                             3,118       2,789             -
Signal Hills Crossing      7.50%  Jun-2019         14           -         None    1,415       1,378             -
     Statesville, NC
Village Square             4.50%  Mar-2007         10(3)    2,627         None    2,627       2,627             -
     Houghton Lake, MI
and
Village at Wexford
     Wexford, MI
                                  Aug-2006-
OTHER                      9.50%  Jan-2047        36          204                 6,387         763             -
                                            ----------  ---------  ----------- ----------- ---------- -----------
                                              $  153      $14,433               $24,417    $ 18,117        $    -
                                            ==========  =========  =========== =========== ========== ===========

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.

(2) The aggregate carrying value for federal income tax purposes was $18,117 at December 31, 2005.

(3)  Payment represents interest only.


The changes in mortgage notes receivable for the years ending December 31, 2005, 2004, and 2003 were as follows (in thousands):

                                                       Year Ended December 31,
                                       -------------------------------------------------------
                                              2005              2004              2003
                                       -------------------------------------------------------
 Beginning balance                         $ 27,804          $ 36,169          $ 23,074
   Additions                                  3,486             9,225            14,934
   Payments                                 (13,173)          (17,590)           (1,839)
                                       ---------------   ---------------     -----------------
 Ending balance                            $ 18,117          $ 27,804          $ 36,169
                                       ===============   ===============     =================

                                                             EXHIBIT INDEX

Exhibit
Number           Description
--------         -----------
3.1              Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
                 Company, dated May 10, 2005 (s)

3.2              Amended and Restated Certificate of Incorporation of the Company, as amended through May 10,
                 2005 (s)

3.3              Amended and Restated Bylaws of the Company, dated October 27, 1993(a)

4.1              See Amended and Restated Certificate of Incorporation of the Company, as amended, relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above

4.2              Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative
                 Redeemable Preferred Stock (g)

4.3              Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior
                 Participating Preferred Stock (g)

4.4              Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (g)

4.5              Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative
                 Redeemable Preferred Stock (h)

4.6              Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership
                 Agreement (j)

4.7              Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative
                 Redeemable Preferred Stock (i)

4.8              Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C
                 Cumulative Redeemable Preferred Stock (m)

4.9              Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D
                 Cumulative Redeemable Preferred Stock (m)

4.10             Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the
                 Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating
                 Partnership (o)

4.11             Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the
                 Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating
                 Partnership, see Exhibit 10.1.1

Exhibit
Number           Description
--------         -----------

4.12             Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the
                 First Amendment to the Third Amended and Restated Partnership Agreement of the Operating
                 Partnership, see Exhibit 10.1.3

10.1.1           Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating
                 Partnership, dated as of June 1, 2005 (s)

10.1.2           Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership,
                 dated June 15, 2005 (r)

10.1.3           First Amendment to Third Amended and Restated Agreement of Limited Partnership of the
                 Operating Partnership, dated as of November 16, 2005 (v)

10.2.1           Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999
                 (d)

10.2.2           Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank (successor to BankBoston), dated January 31, 2001 (g)

10.3             Property Management Agreement between the Operating Partnership and the Management Company (a)

10.4             Property Management Agreement relating to Retained Properties (a)

10.5.1           CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan (k)+

10.5.2           Form of Non-Qualified Stock Option Agreement for all participants+ (j)

10.5.3           Form of Stock Restriction Agreement for restricted stock awards+ (j)

10.5.4           Deferred Compensation Arrangement, dated January 1, 1997, for Eric P. Snyder+ (j)

10.5.5           Form of Stock Restriction agreement for restricted stock awards with annual installment vesting+ (k)

10.5.6           Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive
                 Plan+ (o)

10.5.7           Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive
                 Plan+ (o)

10.5.8           Form of Senior Executive Deferred Compensation Arrangements, dated as of January 1, 2004, between the Company and Charles B. Lebovitz, Stephen D. Lebovitz, John N. Foy and Ben
                 Landress+]

10.5.9           Form of Stock Restriction Agreement for restricted stock awards in 2004 and subsequent years+
                 (q)

Exhibit
Number           Description
--------         -----------

10.5.10          Letter amending Deferred Compensation Arrangement for Eric P. Snyder, dated October 24, 2005+
                 (t)

10.6             Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)

10.7.1           Employment Agreement for Charles B. Lebovitz (a)+

10.7.2           Employment Agreement for John N. Foy (a)+

10.7.3           Employment Agreement for Stephen D. Lebovitz (a)+

10.7.4           Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements+
                 (o)

10.7.5           Summary Description of CBL & Associates Properties, Inc. Annual Base Salary and Bonus
                 Arrangements Approved for Named Executive Officers in October 2004+ (o)

10.7.6           Summary Description of May 9, 2005 Compensation Committee Action Confirming 2005 Executive
                 Base Salary Levels+ (s)

10.7.7           Summary Description of May 9, 2005 Compensation Committee Action Approving 2005 Executive
                 Bonus Opportunities+ (s)

10.7.8           Summary Description of October 26, 2005 Compensation Committee Action Approving 2006
                 Executive Base Salary Levels+]

10.7.9           Summary Description of October 26, 2005 Compensation Committee Action Approving Adjustments
                 to 2005 Executive Bonus Opportunities+]

10.7.10          Summary Description of May 9, 2005 Compensation Committee Action Approving 2006 Executive
                 Bonus Opportunities+]

10.8             Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the
                 Management Company (a)

10.9.1           Option Agreement relating to certain Retained Properties (a)

10.9.2           Option Agreement relating to Outparcels (a)

10.10.1          Property Partnership Agreement relating to Hamilton Place (a)

10.10.2          Property Partnership Agreement relating to CoolSprings Galleria (a)

10.11.1          Acquisition Option Agreement relating to Hamilton Place (a)

10.11.2          Acquisition Option Agreement relating to the Hamilton Place Centers (a)

Exhibit
Number           Description
--------         -----------

10.12.1          Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of August 27, 2004 (l)

10.12.2          First Amendment to Unsecured Credit Agreement by and among the Operating Partnership and
                 Wells Fargo Bank, N.A., et al., dated as of September 21, 2005 (u)

10.12.3          Second Amendment to Unsecured Credit Agreement by and among the Operating Partnership and
                 Wells Fargo Bank, N.A., et al., dated as of February 14, 2006]

10.13            Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited
                 Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow
                 Limited Partnership and Midland Loan Services, Inc., dated July 1, 1998 (b)

10.14.1          Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the
                 Operating Partnership and the Jacobs entities (e)

10.14.2          Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the
                 Company, the Operating Partnership and the Jacobs entities (f)

10.15.1          Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (f)

10.15.2          Voting and Standstill Agreement dated as of September 25, 2000 (x)

10.15.3          Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of
                 September 25, 2000

10.16.1          Registration Rights Agreement by and between the Company and the Holders of SCU's listed on
                 Schedule 1 thereto, dated as of January 31, 2001 (f)

10.16.2          Registration Rights Agreement by and between the Company and Frankel Midland Limited
                 Partnership, dated as of January 31, 2001 (f)

10.16.3          Registration Rights Agreement by and between the Company and Hess Abroms Properties of
                 Huntsville, dated as of January 31, 2001 (f)

10.16.4          Registration Rights Agreement by and between the Company and the Holders of Series S
                 Special Common Units of the Operating Partnership listed on Schedule A thereto, dated
                 July 28, 2004 (o)

10.16.5          Form of Registration Rights Agreements between the Company and Certain Holders of Series
                 K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (v)

10.17.1          Sixth Amended and Restated Credit Agreement by and among the Operating Partnership and Wells
                 Fargo Bank, National Association, et al., dated February 28, 2003 (o)

Exhibit
Number           Description
--------         -----------

10.17.2          First Amendment to Sixth Amended and Restated Credit Agreement between the Operating
                 Partnership and Wells Fargo Bank, National Association, et al., dated May 3, 2004 (o)

10.17.3          Second Amendment to Sixth Amended and Restated Credit Agreement between the Operating
                 Partnership and Wells Fargo Bank, National Association, et al., dated September 21, 2005 (u)

10.17.4          Third Amendment to Sixth Amended and Restated Credit Agreement between the Operating
                 Partnership and Wells Fargo Bank, National Association, et al., dated February 14, 2006

10.18            Revolving Credit Loan Agreement between the Operating Partnership and SouthTrust Bank, dated
                 September 24, 2003 (o)

10.19.1          Third Amended and Restated Loan Agreement by and between the Operating Partnership and
                 SunTrust Bank, dated as of September 24, 2003 (o)

10.19.2          First Amendment to Third Amended and Restated Loan Agreement by and between the Operating
                 Partnership and SunTrust Bank, dated April 1, 2004 (o)

10.19.3          Second Amendment to Third Amended and Restated Loan Agreement by and between the Operating
                 Partnership and SunTrust Bank, dated July 11, 2005 to be effective as of April 1, 2005

10.20.1          Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC,
                 Lakeshore Sebring Limited Partnership and First Tennessee Bank National Association, dated
                 December 30, 2004 (o)

10.20.2          Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC,
                 Lakeshore Sebring Limited Partnership and First Tennessee Bank National Association, dated
                 July 29, 2004 (o)

10.20.3          Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC,
                 Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated
                 March 9, 2005 (p)

10.20.4          Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC,
                 Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated
                 December 16, 2005

10.21            Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC
                 by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf
                 Coast, LLC, a Florida limited liability company, dated April 27, 2005 (s)

10.23.1          Contribution Agreement and Joint Escrow Instructions between the Company and the owners of
                 Oak Park Mall named therein, dated as of October 17, 2005 (v)

Exhibit
Number           Description
--------         -----------

10.23.2          First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November
                 8, 2005 (v)

10.23.3          Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (v)

10.23.4          First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November
                 8, 2005 (v)

10.23.5          Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (v)

10.23.6          Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (v)

10.23.7          Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall,
                 Hickory Point Mall and Eastland Medical Building (v)

10.24.1          Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG
                 Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating
                 Partnership, effective October 24, 2005

10.24.2          Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and
                 among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG
                 Manager LLC, effective as of November 16, 2005

12.1             Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

14               CBL & Associates Properties, Inc. Code of Business Conduct and Ethics, as amended by the
                 First Amendment thereto dated February 8, 2006 (w)

21               Subsidiaries of the Company

23               Consent of Deloitte & Touche LLP

24               Power of Attorney

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

Exhibit
Number           Description
--------         -----------

32.1             Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive
                 Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial
                 Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(a) Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.*

(d) Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 4, 1999.*

(e) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 27, 2000.*

(f) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 6, 2001.*

(g) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(h) Incorporated by reference from the Company's Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(i) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on August 21, 2003.*

(j) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(k) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(l) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 21, 2004.*

(m) Incorporated by reference from the Company's Registration Statement on Form 8-A, filed on December 10, 2004.*

(n) Incorporated by reference from the Company's Current Report on Form 8-K, filed December 14, 2004.*

(o) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(p) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

(q) Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 13, 2005.*

(r) Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 21, 2005.*

(s) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(t) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 28, 2005.*

(u) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*

(v) Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(w) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 14, 2006.*

(x) Incorporated by reference from the Company's Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*


+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

*    Commission File No. 1-12494