Form 10-Q
period 2006-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2006-05-10
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                         YES      |_|            NO       |X|

As of May 4, 2006, there were 64,324,279 shares of common stock, par value $0.01 per share, outstanding.

                        CBL & Associates Properties, Inc.

PART I - FINANCIAL INFORMATION...........................................................................................3
        ITEM 1:    Financial Statements..................................................................................3
                   Condensed Consolidated Balance Sheets.................................................................3
                   Condensed Consolidated Statements of Operations.......................................................4
                   Condensed Consolidated Statements of Cash Flows.......................................................5
                   Notes to Unaudited Condensed Consolidated Financial Statements........................................6
        ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations................14
        ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk...........................................25
        ITEM 4:    Controls and Procedures..............................................................................25

PART II - OTHER INFORMATION.............................................................................................25
        ITEM 1:    Legal Proceedings....................................................................................25
        ITEM 1A.   Risk Factors.........................................................................................25
        ITEM 2:    Unregistered Sales of Equity Securities and Use of Proceeds..........................................34
        ITEM 3:    Defaults Upon Senior Securities......................................................................35
        ITEM 4:    Submission of Matters to a Vote of Security Holders..................................................35
        ITEM 5:    Other Information....................................................................................35
        ITEM 6:    Exhibits.............................................................................................35

SIGNATURE...............................................................................................................36

PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements


                        CBL & Associates Properties, Inc.

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (Unaudited)

                                                                                  March 31,             December 31,
                                                                                    2006                    2005
                                                                               ---------------         ---------------
ASSETS
Real estate assets:
  Land..............................................................           $      766,431          $     776,989
  Buildings and improvements........................................                5,680,097              5,698,669
                                                                               ---------------         ---------------
                                                                                    6,446,528              6,475,658
    Less accumulated depreciation...................................                 (774,049)              (727,907)
                                                                               ---------------         ---------------
                                                                                    5,672,479              5,747,751
  Real estate assets held for sale, net.............................                   98,073                 63,168
  Developments in progress..........................................                  170,137                133,509
                                                                               ---------------         ---------------
    Net investment in real estate assets............................                5,940,689              5,944,428
Cash and cash equivalents...........................................                   41,490                 28,838
Receivables:
  Tenant, net of allowance for doubtful accounts of $1,139 in
     2006 and $3,439 in 2005........................................                   57,274                 55,056
  Other.............................................................                    9,726                  6,235
Mortgage and other notes receivable.................................                   18,077                 18,117
Investments in unconsolidated affiliates............................                   81,442                 84,138
Other assets........................................................                  209,354                215,510
                                                                               ---------------         ---------------
                                                                               $    6,358,052          $   6,352,322
                                                                               ===============         ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage and other notes payable....................................           $    4,393,888          $   4,341,055
Accounts payable and accrued liabilities............................                  284,190                320,270
                                                                               ---------------         ---------------
  Total liabilities.................................................                4,678,078              4,661,325
                                                                               ---------------         ---------------
Commitments and contingencies (Notes 3 and 8) ......................
Minority interests..................................................                  586,436                609,475
                                                                               ---------------         ---------------
Shareholders' equity:
  Preferred stock, $.01 par value, 15,000,000 shares authorized:
  8.75% Series B Cumulative Redeemable Preferred Stock,
        2,000,000 shares outstanding in 2006 and 2005...............                       20                     20
  7.75% Series C Cumulative Redeemable Preferred Stock,
         460,000 shares outstanding in 2006 and 2005................                        5                      5
  7.375% Series D Cumulative Redeemable Preferred Stock,
         700,000 shares outstanding in 2006 and 2005................                        7                      7
  Common stock, $.01 par value, 180,000,000 shares authorized,
         64,243,646 and 62,512,816 shares issued and outstanding
         in 2005 and 2004, respectively.............................                      642                    625
  Additional paid - in capital......................................                1,047,701              1,037,764
  Deferred compensation.............................................                        -                 (8,895)
  Other comprehensive income........................................                    1,095                    288
  Retained earnings.................................................                   44,068                 51,708
                                                                               ---------------         ---------------
    Total shareholders' equity......................................                1,093,538              1,081,522
                                                                               ---------------         ---------------
                                                                               $    6,358,052          $   6,352,322
                                                                               ===============         ===============

The accompanying notes are an integral part of these balance sheets.

                        CBL & Associates Properties, Inc.

                 Condensed Consolidated Statements of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ---------------------------------------
                                                                                     2006                   2005
                                                                               ---------------         ---------------
REVENUES:
Minimum rents...........................................................       $      152,152          $     130,295
Percentage rents........................................................                6,353                  8,090
Other rents.............................................................                3,880                  3,125
Tenant reimbursements...................................................               75,991                 65,526
Management, development and leasing fees................................                1,077                  3,046
Other...................................................................                5,866                  4,629
                                                                               ---------------         ---------------
  Total revenues........................................................              245,319                214,711
                                                                               ---------------         ---------------
EXPENSES:
Property operating......................................................               40,737                 35,638
Depreciation and amortization...........................................               54,766                 41,275
Real estate taxes.......................................................               19,265                 15,421
Maintenance and repairs.................................................               12,693                 12,319
General and administrative..............................................                9,587                  9,186
Loss on impairment of real estate assets................................                    -                    262
Other...................................................................                4,169                  3,430
                                                                               ---------------         ---------------
  Total expenses........................................................              141,217                117,531
                                                                               ---------------         ---------------
Income from operations..................................................              104,102                 97,180
Interest income.........................................................                1,732                  1,683
Interest expense........................................................              (63,929)               (48,921)
Loss on extinguishment of debt..........................................                    -                   (884)
Gain on sales of real estate assets.....................................                  900                  2,714
Equity in earnings of unconsolidated affiliates.........................                2,068                  3,091
Minority interest in earnings:
  Operating partnership.................................................              (18,129)               (20,826)
  Shopping center properties............................................                 (588)                (1,397)
                                                                               ---------------         ---------------
Income before discontinued operations...................................               26,156                 32,640
Operating income of discontinued operations.............................                2,099                    405
Loss on discontinued operations.........................................                    -                    (32)
                                                                               ---------------         ---------------
Net income..............................................................               28,255                 33,013
Preferred dividends.....................................................               (7,642)                (7,642)
                                                                               ---------------         ---------------
Net income available to common shareholders.............................       $       20,613          $      25,371
                                                                               ===============         ===============
Basic per share data:
    Income before discontinued operations,
        net of preferred dividends......................................       $         0.30          $        0.40
    Discontinued operations.............................................                 0.03                   0.01
                                                                               ---------------         ---------------
    Net income available to common shareholders.........................       $         0.33          $        0.41
                                                                               ===============         ===============
    Weighted average common shares outstanding..........................               62,655                 62,448
Diluted per share data:
    Income before discontinued operations,
       net of preferred dividends.......................................       $         0.29          $        0.39
    Discontinued operations.............................................                 0.03                      -
                                                                               ---------------         ---------------
    Net income available to common shareholders.........................       $         0.32          $        0.39
                                                                               ===============         ===============
Weighted average common and potential
       dilutive common shares outstanding...............................               64,283                 64,794

Dividends declared per common share.....................................       $       0.4575          $     0.40625
                                                                               ===============         ===============

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                               ---------------------------------------
                                                                                    2006                    2005
                                                                               ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................................................       $       28,255          $      33,013
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation..........................................................               39,026                 28,261
  Amortization .........................................................               18,032                 15,046
  Amortization of debt premiums.........................................               (1,842)                (1,678)
  Amortization of above and below market leases.........................               (2,602)                (1,531)
  Gain on sales of real estate assets...................................                 (900)                (2,714)
  Loss on disposal of discontinued operations...........................                    -                     32
  Abandoned development projects........................................                   (5)                   121
  Stock-based compensation expense......................................                2,195                  1,131
  Loss on extinguishment of debt........................................                    -                    884
  Equity in earnings of unconsolidated affiliates.......................              (2,068)                      -
  Distributions from unconsolidated affiliates..........................                2,269                      -
  Loss on impairment of real estate assets..............................                    -                    262
  Minority interest in earnings.........................................               18,717                 22,223
Changes in:
  Tenant and other receivables..........................................               (5,709)                 4,997
  Other assets..........................................................               (3,556)                  (846)
  Accounts payable and accrued liabilities..............................              (23,830)               (22,854)
                                                                               ---------------         ---------------
          Net cash provided by operating activities.....................               67,982                 76,347
                                                                               ---------------         ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real estate assets.....................................              (50,044)               (43,349)
    Changes in other assets.............................................                4,805                 (1,989)
    Proceeds from sales of real estate assets...........................                1,541                 52,675
    Payments received on mortgage notes receivable......................                   40                    542
    Additional investments in and advances to unconsolidated
      affiliates........................................................               (2,964)                (9,542)
    Distributions in excess of equity in earnings of unconsolidated
      affiliates........................................................                5,459                  3,189
    Purchase of minority interest in the Operating Partnership..........               (1,112)                    (6)
                                                                               ---------------         ---------------
          Net cash provided by (used in) investing activities...........              (42,275)                 1,520
                                                                               ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from mortgage and other notes payable......................               72,328                 45,334
    Principal payments on mortgage and other notes payable..............              (13,453)               (33,892)
    Additions to deferred financing costs...............................               (2,460)                  (693)
    Proceeds from issuance of common stock..............................                  155                    151
    Costs related to issuance of preferred stock........................                    -                   (193)
    Proceeds from exercise of stock options.............................                2,395                  1,379
    Prepayment fees on extinguishment of debt...........................                    -                   (852)
    Distributions to minority interests.................................              (30,057)               (22,186)
    Dividends paid to holders of preferred stock........................               (7,642)                (8,287)
    Dividends paid to common shareholders...............................              (34,321)               (25,459)
                                                                               ---------------         ---------------
          Net cash used in financing activities.........................              (13,055)               (44,698)
                                                                               ---------------         ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................................               12,652                 33,169
CASH AND CASH EQUIVALENTS, beginning of period..........................               28,838                 25,766
                                                                               ---------------         ---------------
CASH AND CASH EQUIVALENTS, end of period................................       $       41,490          $      58,935
                                                                               ===============         ===============
SUPPLEMENTAL INFORMATION:
  Cash paid for interest, net of amounts capitalized....................       $       59,298          $      48,428
                                                                               ===============         ===============

The accompanying notes are an integral part of these statements.

                        CBL & Associates Properties, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements
                      (In thousands, except per share data)

Note 1 - Organization and Basis of Presentation

     CBL & Associates Properties, Inc. ("CBL"), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. CBL's shopping center properties are located in 27 states, but primarily in the southeastern and midwestern United States.

     CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the "Operating Partnership"). At March 31, 2006, the Operating Partnership owned controlling interests in seventy-two regional malls, twenty-seven associated centers (each adjacent to a regional shopping mall), seven community centers and one office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls and three associated centers. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had two mall expansions, one open-air shopping center, two open-air shopping center expansions, two associated centers and three community centers under construction at March 31, 2006. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

     CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2006, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 53.9% limited partner interest for a combined interest held by CBL of 55.5%.

     The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively "CBL's Predecessor") and by affiliates of The Richard E. Jacobs Group, Inc. ("Jacobs"). CBL's Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating
Partnership acquired the majority of Jacobs' interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2006, CBL's Predecessor owned a 15.1% limited partner interest, Jacobs owned a 20.5% limited partner interest and third parties owned an 8.9% limited partner interest in the Operating Partnership. CBL's Predecessor also owned 5.9 million shares of CBL's common stock at March 31, 2006, for a total combined effective interest of 20.3% in the Operating Partnership.

     The Operating Partnership conducts CBL's property management and development activities through CBL & Associates Management, Inc. (the "Management Company") to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The Operating Partnership owns 100% of the Management Company's preferred stock and common stock.

     CBL, the Operating Partnership and the Management Company are collectively referred to herein as "the Company".

     The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim period ended March 31, 2006, are not necessarily indicative of the results to be obtained for the full fiscal year.

     These condensed consolidated financial statements should be read in conjunction with CBL & Associates Properties, Inc.'s audited consolidated financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.


Note 2 - Joint Ventures

Investment in Unconsolidated Affiliates

     At March 31, 2006, the Company had investments in the following 14 partnerships and joint ventures, which are accounted for using the equity method of accounting:

---------------------------------- ------------------------------------- -----------
                                                                         Company's
Joint Venture                      Property Name                         Interest
---------------------------------- ------------------------------------- -----------
Governor's Square IB               Governor's Plaza                        50.0%
Governor's Square Company          Governor's Square                       47.5%
High Pointe Commons, LP            High Pointe Commons                     50.0%
Imperial Valley Mall L.P.          Imperial Valley Mall                    60.0%
Imperial Valley Peripheral L.P.    Imperial Valley Mall (vacant land)      60.0%
Imperial Valley Commons L.P.       Imperial Valley Commons                 60.0%
Kentucky Oaks Mall Company         Kentucky Oaks Mall                      50.0%
Mall of South Carolina L.P.        Coastal Grand-Myrtle Beach              50.0%
Mall of South Outparcel L.P.       Coastal Grand-Myrtle Beach (vacant      50.0%
                                   land)
Mall Shopping Center Company       Plaza del Sol                           50.6%
N. Dalton Bypass, LLC              Hammond Creek Commons                   51.0%
Parkway Place L.P.                 Parkway Place                           45.0%
Triangle Town Member LLC           Triangle Town Center, Triangle Town     50.0%
                                        Commons and Triangle Town Place
York Town Center, LP               York Town Center                        50.0%

     Condensed combined financial statement information for the unconsolidated affiliates is as follows:

                                                                                Company's Share for the
                                             Total for the Three Months              Three Months
                                                  Ended March 31,                   Ended March 31,
                                             ------------------------------    -----------------------------
                                                  2006             2005             2006             2005
                                             ---------------  -------------    --------------  -------------
Revenues                                      $    24,879       $   35,826      $   12,506       $   8,767
Depreciation and amortization                     (6,476)          (7,914)         (3,278)         (1,710)
Interest expense                                  (8,665)          (8,898)         (4,394)         (2,522)
Other operating expenses                          (6,879)          (8,595)         (3,469)         (2,379)
Discontinued operations                                 -              454               -              38
Gain on sales of real estate assets                 1,406            1,471             703             897
                                             ---------------  -------------    --------------  -------------
Net income                                     $    4,265       $   12,344      $    2,068       $   3,091
                                             ===============  =============    ==============  =============

Note 3 - Mortgage and Other Notes Payable

         Mortgage and other notes payable consisted of the following at March 31, 2006 and December 31, 2005, respectively:

                                                       March 31, 2006                   December 31, 2005
                                                  ------------------------------  ----------------------------
                                                                   Weighted                          Weighted
                                                                    Average                          Average
                                                                   Interest                          Interest
                                                     Amount         Rate(1)            Amount        Rate(1)
                                                  --------------  --------------  ---------------  -----------
Fixed-rate debt:
   Non-recourse loans on operating properties     $  3,262,444        6.02%       $    3,281,939       6.02%
                                                  --------------                  ---------------
Variable-rate debt:
   Recourse term loans on operating properties         292,000        5.67%              292,000       5.33%
   Construction loans                                  100,294        5.95%               76,831       5.76%
   Lines of credit                                     739,150        5.46%              690,285       5.29%
                                                  --------------                  ---------------
   Total variable-rate debt                          1,131,444        5.56%            1,059,116       5.33%
                                                  --------------                  ---------------
Total                                             $  4,393,888        5.90%       $    4,341,055       5.85%
                                                  ==============                  ===============

     (1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

Unsecured Line of Credit
------------------------
     The Company has one unsecured credit facility with total availability of $500,000. This credit facility bears interest at the London Interbank Offered Rate ("LIBOR") plus a margin of 90 to 145 basis points based on the Company's leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company's election. At March 31, 2006, the outstanding borrowings of $350,000 under the unsecured credit facility had a weighted average interest rate of 5.17%.

Secured Lines of Credit
------------------------
     The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes. Each of these lines is secured by mortgages on certain of the Company's operating properties. Borrowings under the secured lines of credit had a weighted average interest rate of 5.72% at March 31, 2006. The following summarizes certain information about the secured lines of credit as of March 31, 2006:

      Total             Total          Maturity
    Available        Outstanding         Date
----------------------------------------------------

   $  476,000         $  358,150     February 2009
      100,000             29,000       June 2007
       20,000              1,000      March 2007
       10,000              1,000      April 2007
-------------------------------------
   $  606,000         $  389,150
=====================================

     In February 2006, the Company amended one of the secured credit facilities to increase the maximum availability from $373,000 to $476,000, extend the maturity date from February 28, 2006 to February 28, 2009 plus a one-year extension option, increase the minimum tangible net worth requirement, as defined, from $1,000,000 to $1,370,000 and increase the limit on the maximum availability that the Company may request from $500,000 to $650,000.

Letters of Credit
-----------------
     At March 31, 2006, the Company had additional secured lines of credit with a total commitment of $27,123 that can only be used for issuing letters of credit. The total outstanding amount under these lines of credit was $25,880 at March 31, 2006.

Covenants and Restrictions
--------------------------
     Twenty-three malls, five associated centers, two community centers and the corporate office building are owned by special purpose entities that are included in the Company's consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

     The weighted average remaining term of the Company's  consolidated debt was
4.7 years at March 31, 2006 and 4.7 years at December 31, 2005. Of the $751,197 of debt that will mature before March 31, 2007, the Company has extension options that will extend the maturity date of $587,222 of that debt beyond March 31, 2007. The mortgage notes payable comprising the remaining $163,975 are expected to be retired or refinanced.

Note 4 - Shareholders' Equity And Minority Interests

     In January 2006, holders of 1,480,066 common units of limited partnership interest in the Operating Partnership and holders of 27,582 Series J special common units ("J-SCUs") of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to issue 1,480,066 shares of common stock in exchange for the common units and to pay cash of $1,112 in exchange for the J-SCUs.

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

                                                        Associated      Community
Three Months Ended March 31, 2006         Malls           Centers        Centers         All Other          Total
--------------------------------------   -----------  -------------   -------------   ---------------   ------------
Revenues                                 $  227,828     $    9,152      $    1,904       $     6,435     $  245,319
Property operating expenses (1)             (75,542)        (2,224)           (693)            5,764       (72,695)
Interest expense                            (54,310)        (1,154)           (700)           (7,765)       (63,929)
Other expense                                     -              -               -            (4,169)        (4,169)
Gain on sales of real estate assets               -              -              53               847            900
                                         -----------  -------------   -------------   ---------------   ------------
Segment profit and loss                  $   97,976     $    5,774      $      564       $     1,112        105,426
                                         ===========  ==============  =============   ===============
Depreciation and amortization expense                                                                       (54,766)
General and administrative expense                                                                           (9,587)
Interest income                                                                                               1,732
Equity in earnings of unconsolidated
      affiliates                                                                                              2,068
Minority interest in earnings                                                                               (18,717)
                                                                                                        ------------
Income before discontinued operations                                                                    $   26,156
                                                                                                        ============
Total assets                             $5,721,502     $  273,772      $  151,635       $   211,143     $6,358,052
Capital expenditures (2)                 $   32,920     $   10,222      $      315       $    12,706     $   56,163

                                                        Associated      Community
Three Months Ended March 31, 2005         Malls           Centers        Centers         All Other          Total
--------------------------------------   -----------  -------------   -------------   ---------------   ------------
Revenues                                 $  199,181     $    8,246      $    1,593       $     5,691     $  214,711
Property operating expenses (1)             (66,915)        (1,954)           (361)            5,852        (63,378)
Interest expense                            (43,489)        (1,174)           (715)           (3,543)       (48,921)
Other expense                                     -              -               -            (3,430)        (3,430)
Gain (loss) on sales of real estate
    assets                                      990              -          (1,724)            3,448          2,714
                                         -----------  -------------   -------------   ---------------   ------------
Segment profit and loss                  $   89,767     $    5,118      $   (1,207)      $     8,018        101,696
                                         ===========  ==============  =============   ===============
Depreciation and amortization expense                                                                       (41,275)
General and administrative expense                                                                           (9,186)
Loss on impairment of real estate
    assets                                                                                                     (262)
Loss on extinguishment of debt                                                                                 (884)
Interest income                                                                                               1,683
Equity in earnings of unconsolidated
   affiliates                                                                                                 3,091
Minority interest in earnings                                                                               (22,223)
                                                                                                        ------------
Income before discontinued operations                                                                    $   32,640
                                                                                                        ============
Total assets                             $4,654,115     $  277,335      $   89,574       $   157,756     $5,178,780
Capital expenditures (2)                 $   33,828     $    5,962      $      737       $    14,709     $   55,236

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

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2006             2005
                                                                   -------------    -----------
Weighted average shares outstanding                                   63,042           62,768
Effect of nonvested stock awards                                        (387)            (320)
                                                                   -------------    -----------
Denominator - basic earnings per share                                62,655           62,448
Dilutive effect of:
     Stock options                                                     1,421            1,888
     Nonvested stock awards                                              183              242
     Deemed shares related to deferred compensation
arrangements                                                              64              216
                                                                   -------------    -----------
Denominator - diluted earnings per share                              64,283           64,794
                                                                   =============    ===========

Note 7- Comprehensive Income

     Comprehensive income includes all changes in shareholders' equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes other comprehensive income of $807 in the three months ended March 31, 2006, which represents unrealized gain on marketable securities that are classified as available for sale. Comprehensive income was equal to net income for the three months ended March 31, 2005.

Note 8- Contingencies

     The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management's opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

     The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at March 31, 2006, was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008.

     The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2006, the total amount outstanding on these bonds was $24,013.

Note 9 - Share-Based Compensation

     The Company maintains the CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan, as amended, which permits the Company to issue stock options and common stock to selected officers, employees and directors of the Company up to a total of 10,400,000 shares. The compensation committee of the board of directors (the "Committee") administers the plan. The compensation cost that has been charged against income for the plan was $2,253 and $1,142 for the three months ended March 31, 2006 and 2005, respectively. Compensation cost resulting from share-based awards is recorded at the Management Company. The Management Company is a taxable entity; however, as a result of it incurring recurring losses, a full valuation allowance has been recorded against its net deferred tax asset. Accordingly, the recognition of compensation cost or the tax deduction received upon the exercise or vesting of share-based awards, resulted in no tax benefits to the Company. Compensation cost capitalized as part of real estate assets was $106 and $44 for the three months ended March 31, 2006 and 2005, respectively.

     Stock options issued under the plan allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant; however, the independent directors may not sell, pledge or otherwise transfer their stock options during their board term or for one year thereafter. No stock options have been granted since 2002.

     Under the plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. The Committee may also provide for the issuance of common stock under the plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the plan is determined based on the market price of the Company's common stock on the grant date.

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

     No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since these awards are being accounted for under APB No. 25 and all options granted had an exercise price equal to the fair value of the Company's common stock on the date of grant. For SFAS No. 123 pro forma disclosure purposes, the fair value of stock options was determined as of the date of grant using the Black-Scholes option pricing model. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment," using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's net income available to common shareholders for the three months ended March 31, 2006, is $94 lower than if it had continued to account for share-based compensation under SFAS No. 123. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been the same as reported basic and diluted earnings per share if the Company had not adopted SFAS 123(R).

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in the three months ended March 31, 2005:

                                                               -----------------
                                                                  Three Months
                                                                 Ended March 31,
                                                                       2005
                                                               ------------------

Net income available to common shareholders, as reported               $25,371
Add:  Stock-based compensation expense included in
          reported net income available to common
          shareholders                                                   1,142
Less:  Total stock-based compensation expense determined
          under fair value method                                       (1,247)
                                                               ------------------
Pro forma net income available to common shareholders                  $25,226
                                                               ==================
Earnings per share:
    Basic, as reported                                                $ 0.41
                                                               ==================
    Basic, pro forma                                                  $ 0.41
                                                               ==================
    Diluted, as reported                                              $ 0.39
                                                               ==================
    Diluted, pro forma                                                $ 0.39
                                                               ==================

     The Company's stock option activity for the three months ended March 31, 2006 is summarized as follows:

                                                                                Weighted
                                                                   Weighted     Average      Aggregate
                                                                    Average    Remaining     Intrinsic
                                                                   Exercise   Contractual      Value
                                                    Shares           Price        Term
                                                 --------------   ---------------------------------------
Outstanding at January 1, 2006                      2,208,440        $  13.89
Exercised                                            (212,020)       $  11.29
                                                 --------------
Outstanding at March 31, 2006                       1,996,420        $  14.16     4.1 years   $ 56,474
                                                 ==============
Vested or expected to vest at March 31, 2006        1,996,420        $  14.16     4.1 years   $ 56,474
                                                 ==============
Options exercisable at March 31, 2006               1,569,420        $  13.40     3.7 years   $ 45,585
                                                 ==============

     No stock options have been granted since the adoption of SFAS No. 123 on January 1, 2003. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $6,611 and $2,766, respectively.

     A summary of the status of the Company's nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

                                          Weighted
                                           Average
                                         Grant-Date
                               Shares    Fair Value
                            -------------------------
Nonvested at January 1, 2006    387,506      $ 30.06
Granted                          36,181      $ 41.42
Vested                          (37,658)     $ 40.01
Forfeited                          (600)     $ 39.24
                            -------------
Nonvested at March 31, 2006     385,429      $ 30.14
                            =============

     The weighted average grant-date fair value of shares granted during the three months ended March 31, 2006 and 2005 was $41.42 and $35.81, respectively. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $1,560 and $896, respectively.

     As of March 31, 2006, there was $8,605 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 3.7 years.

Note 10 - Noncash Investing and Financing Activities

     The Company's noncash investing and financing activities were as follows for the three months ended March 31, 2006 and 2005:

                                                                    Three Months Ended
                                                                        March 31,
                                                                 -------------------------
                                                                     2006        2005
                                                                 -------------------------
Conversion of minority interest into common stock                      $16,486     $    -
Additions to real estate assets accrued but not yet paid               $17,670     $7,291
                                                                 =========================

Note 11 - Discontinued Operations

     As of March 31, 2006, the Company had identified five community centers that met the criteria to be classified as held for sale. Total revenues for these community centers were $3,565 and $587 for the three months ended March 31, 2006 and 2005, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations. The five community centers were sold during May 2006.

Note 12 - Recent Accounting Pronouncements

     In June 2005, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which the Company accounts for its joint ventures.

     In June 2005, the FASB issued FSP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5." The EITF acknowledged that the consensus in EITF Issue No. 04-5 conflicts with certain aspects of Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-5. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-5. The adoption of FSP 78-9-1 did not result in any changes to the manner in which the Company accounts for its joint ventures.


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

     Certain statements made in this section or elsewhere in this report may be deemed "forward looking statements" within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. In addition to the risk factors described in Part II, Item 1A. of this report, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

EXECUTIVE OVERVIEW

     We are a self-managed, self-administered, fully integrated real estate investment trust ("REIT") that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping center properties are located in 27 states, but primarily in the southeastern and midwestern United States.

     As of March 31, 2006, we owned controlling interests in seventy-two regional malls, twenty-seven associated centers (each adjacent to a regional shopping mall), seven community centers and one office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2006, we owned non-controlling interests in seven regional malls and three associated centers. Because one or more of the other partners have substantive participating rights we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had two mall expansions, one open-air shopping center, two open-air shopping center expansions, two associated centers and three community centers under construction at March 31, 2006. We also hold options to acquire certain development properties owned by third parties.

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

RESULTS OF OPERATIONS

     The following significant transactions impact the comparison of the results of operations for the three months ended March 31, 2006 to the results of operations for the three months ended March 31, 2005:

    |X| We have acquired or opened eight malls, two open-air centers, two associated centers and two community centers since January 1, 2005 (collectively referred to as the "New Properties"). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been open for one complete calendar year. The New Properties are as follows:

         Project Name                                  Location                            Date Acquired / Opened
         ------------------------------------------    --------------------------------    -----------------------
         Acquisitions:
         Laurel Park Place                             Livonia, MI                         June 2005
         The Mall of Acadiana                          Lafayette, LA                       July 2005
         Layton Hills Mall                             Layton, UT                          November 2005
         Layton Hills Convenience Center               Layton, UT                          November 2005
         Oak Park Mall                                 Overland Park, KS                   November 2005
         Eastland Mall                                 Bloomington, IL                     November 2005
         Hickory Point Mall                            Forsyth, IL                         November 2005
         Triangle Town Center (50/50 joint venture)    Raleigh, NC                         November 2005
         Triangle Town Place (50/50 joint venture)     Raleigh, NC                         November 2005

         Developments:
         Imperial Valley Mall (60/40 joint venture)    El Centro, CA                       March 2005
         Cobblestone Village at Royal Palm             Royal Palm Beach, FL                June 2005
         Chicopee Marketplace                          Chicopee, MA                        September 2005
         Southaven Towne Center                        Southaven, MS                       October 2005
         Gulf Coast Town Center - Phase I (50/50
         joint venture)                                Ft. Myers, FL                       November 2005

    |X| Properties that were in operation as of January 1, 2005 and March 31, 2006 are referred to as the "Comparable Properties."

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenues

     The $30.6 million increase in revenues resulted from increases of $25.4 million attributable to the additional revenues from the New Properties and increased revenues of $6.0 million from the Comparable Properties.

     Our cost recovery ratio increased slightly to 104.5% for the three months ended March 31, 2006, compared to 103.4% for the three months ended March 31, 2005.

     Management, development and leasing fees decreased $2.0 million, primarily as a result of the sale of our management contracts with Galileo America, LLC in August 2005.

     Other revenues increased $1.2 million due to growth in our subsidiary that provides security and maintenance services to third parties.

Expenses

     The $9.3 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $7.5 million attributable to the New Properties and $1.8 million from the Comparable Properties.

     The $13.5 million increase in depreciation and amortization expense resulted from increases of $10.7 million from the New Properties and $2.8 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

     General and administrative expenses increased $0.4 million primarily as a result of annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

     Other expense increased $0.7 million due to an increase of $0.8 million in the operating expenses of our subsidiary that provides security and maintenance services to third parties and a decrease of $0.1 million in write-offs of abandoned development projects.

Other Income and Expenses

     Interest expense increased by $15.0 million due to the additional debt associated with the New Properties and an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

Gain on Sales

     Gain on sales of real estate assets of $0.9 million in the three months ended March 31, 2006 relates to the sale of one outparcel. Gain on sales of real estate assets of $2.7 million in the three months ended March 31, 2005 was primarily related to a gain of $1.7 million from sales of two outparcels and $1.0 million from the recognition of deferred gain related to properties that were previously sold to Galileo America, LLC.

Equity in Earnings of Unconsolidated Affiliates

     Equity in earnings of unconsolidated affiliates decreased $1.0 million primarily because of the disposition of our ownership interest in Galileo America, LLC in August 2005.

Discontinued Operations

     Discontinued operations in the three months ended March 31, 2006 reflects the results of operations of five community centers that were classified as held for sale as of March 31, 2006. Discontinued operations in the three months ended March 31, 2005 are related to five community centers that were sold in March 2005, as well as six community centers that have been sold or classified as held for sale in periods subsequent to March 31, 2005.

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

         We classify our regional malls into two categories - malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; and Gulf Coast Town Center - Phase I in Ft. Myers, FL, which opened in November 2005.


         We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                Three Months Ended March 31,
                                              ---------------------------------
                                                    2006             2005
                                              ----------------- ---------------
Malls                                               92.9%           92.8%
Associated centers                                   3.7%            3.8%
Community centers                                    0.8%            0.7%
Mortgages, office building and other                 2.6%            2.7%


Sales and Occupancy Costs

     Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased by 2.8% on a comparable per square foot basis to $332 per square foot for the trailing twelve months ended March 31, 2006.

     Occupancy costs as a percentage of sales for the stabilized malls were 13.6% (we previously reported 12.6% in the investor conference call script attached as an exhibit to our Current Report on Form 8-K dated April 28, 2006) and 13.9% for the three months ended March 31, 2006 and 2005, respectively.

Occupancy

     The occupancy of the portfolio was as follows:

                                                          At March 31,
                                              -------------------------------------
                                                    2006               2005
                                              ------------------ ------------------
Total portfolio occupancy                        91.3%                 91.3%
Total mall portfolio                             91.1%                 91.5%
     Stabilized malls                            91.3%                 91.9%
     Non-stabilized malls                        88.2%                 81.8%
Associated centers                               92.0%                 91.9%
Community centers                                91.9%                 82.9%


Leasing

     Average annual base rents per square foot were as follows for each property type:

                                                          At March 31,
                                              -------------------------------------
                                                    2006               2005
                                              ------------------ ------------------
Stabilized malls                                   $ 26.71            $ 25.45
Non-stabilized malls                               $ 27.11            $ 26.92
Associated centers                                 $ 10.85            $ 10.05
Community centers                                   $ 9.44            $ 14.55
Other                                              $ 19.33            $ 19.25

     The following table shows the positive results we achieved in increasing the initial and average base rents through new and renewal leasing during the three months ended March 31, 2006 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

                                         Base Rent
                                            Per       Initial Base                 Average Base
                                        Square Foot      Rent Per                    Rent Per
                                        Prior Lease    Square Foot     % Change     Square Foot     % Change
                          Square Feet       (1)       New Lease (2)    Initial     New Lease (3)     Average
                          ------------- ------------- --------------- ------------ -------------   -----------
Stabilized Malls               753,970      $ 26.24        $ 26.37       0.5%        $ 27.01           2.9%
Associated centers              14,657        17.57          18.86       7.3%          18.87           7.4%
Community centers                5,002        20.62          20.62       0.0%          21.47           4.1%
                          ------------- ------------- --------------- ------------ -------------   -----------
                               773,629      $ 26.04        $ 26.19       0.6%        $ 26.82           3.0%
                          ============= ============= =============== ============ =============   ===========

(1)  Represents the rent that was in place at the end of the lease term.
(2)  Represents  the rent in place at  beginning  of the lease  terms.
(3)  Average base rent over the term of the new lease.


LIQUIDITY AND CAPITAL RESOURCES

     There was $41.5 million of cash and cash equivalents as of March 31, 2006, an increase of $12.7 million from December 31, 2005. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

     Cash provided by operating activities during the three months ended March 31, 2006, decreased by $8.3 million to $68.0 million from $76.3 million during the three months ended March 31, 2005.

Debt

     During the three months ended March 31, 2006, we borrowed $72.3 million under mortgage and other notes payable and paid $13.5 million to reduce outstanding borrowings under mortgage and other notes payable. We also paid $2.5 million of costs directly related to borrowings and our credit facilities.

     The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors' share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

                                                                                                                  Weighted
                                                                                                                  Average
                                                                   Minority      Unconsolidated                   Interest
                                                  Consolidated     Interests       Affiliates       Total         Rate(1)
                                                  ------------- ---------------- --------------- ------------- ---------------
March 31, 2006:
Fixed-rate debt:
     Non-recourse loans on operating properties    $ 3,262,444     $ (51,686)     $  225,238      $ 3,435,996      5.99%
                                                  ------------- ---------------- --------------- -------------
Variable-rate debt:
     Recourse term loans on operating properties       292,000             -          26,600          318,600      5.64%
     Construction loans                                100,294             -               -          100,294      5.95%
     Lines of credit                                   739,150             -               -          739,150      5.46%
                                                  ------------- ---------------- --------------- -------------
     Total variable-rate debt                        1,131,444             -          26,600        1,158,044      5.55%
                                                  ------------- ---------------- --------------- -------------
Total                                              $ 4,393,888     $ (51,686)     $  251,838      $ 4,594,040      5.88%
                                                  ============= ================ =============== =============

                                                                                                                  Weighted
                                                                                                                  Average
                                                                   Minority      Unconsolidated                   Interest
                                                  Consolidated     Interests       Affiliates       Total         Rate(1)
                                                  ------------- ---------------- --------------- ------------- ---------------
December 31, 2005:
Fixed-rate debt:
     Non-recourse loans on operating properties    $ 3,281,939     $ (51,950)      $  216,026     $ 3,446,015      5.99%
                                                  ------------- ---------------- --------------- -------------
Variable-rate debt:
     Recourse term loans on operating properties       292,000           -             26,600         318,600      5.33%
     Construction loans                                 76,831           -                  -          76,831      5.76%
     Lines of credit                                   690,285           -                  -         690,285      5.29%
                                                  ------------- ---------------- --------------- -------------
     Total variable-rate debt                        1,059,116           -             26,600       1,085,716      5.33%
                                                  ------------- ---------------- --------------- -------------
Total                                              $ 4,341,055     $ (51,950)      $  242,626     $ 4,531,731      5.83%
                                                  ============= ================ =============== =============

     (1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.


     We have four secured credit facilities with total availability of $606.0 million, of which $389.2 million was outstanding as of March 31, 2006. The secured credit facilities bear interest at rate of LIBOR plus a margin ranging from 90 to 100 basis points.

     We have an unsecured credit facility with total availability of $500.0 million, of which $350.0 million was outstanding as of March 31, 2006. The unsecured credit facility bears interest at LIBOR plus a margin of 90 to 145 basis points based on our leverage.

     We also have secured and unsecured lines of credit with total availability of $27.1 million that can only be used to issue letters of credit. There was $25.9 million outstanding under these lines at March 31, 2006.

     The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at March 31, 2006. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At March 31, 2006, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

     We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $745.1 million of debt that is scheduled to mature before March 31, 2007. There are extension options in place that will extend the maturity of $587.2 million of this debt beyond March 31, 2007. The remaining $157.9 of debt that is maturing before March 31, 2007 is expected to be retired or refinanced.

Equity

     In January 2006, holders of 1,480,066 common units of limited partnership interest in the Operating Partnership and holders of 27,582 Series J special common units ("J-SCUs") of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to issue 1,480,066 shares of common stock in exchange for the common units and to pay cash of $1.1 million in exchange for the J-SCUs.

     During the three months ended March 31, 2006, we received $2.6 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan.

     During the three months ended March 31, 2006, we paid dividends of $42.0 million to holders of our common stock and our preferred stock, as well as $30.1 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

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

     Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at March 31, 2006 (in thousands, except stock prices):

                                                         Shares
                                                       Outstanding      Stock Price (1)          Value
                                                    ------------------  -----------------   -----------------
Common stock and operating partnership units              115,669           $  42.45           $4,910,149
8.75% Series B Cumulative Redeemable Preferred Stock        2,000           $  50.00              100,000
7.75% Series C Cumulative Redeemable Preferred Stock          460           $ 250.00              115,000
7.375% Series D Cumulative Redeemable Preferred Stock         700           $ 250.00              175,000
                                                                                            -----------------
Total market equity                                                                             5,300,149
Company's share of total debt                                                                   4,593,990
                                                                                            -----------------
Total market capitalization                                                                    $9,894,139
                                                                                            =================
Debt-to-total-market capitalization ratio                                                           46.4%
                                                                                            =================

     (1) Stock price for common stock and operating partnership units equals the closing price of the common stock on March 31, 2006. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

     As of March 31, 2006, our variable rate debt of $1.2 billion represents 11.7% of our total market capitalization and 25.2% of our share of total consolidated and unconsolidated debt.

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

     The following development projects were under construction as of March 31, 2006 (dollars in thousands):

                                                                                  Our Share
                                                                                   of Costs
                                                                                   Incurred
                                                       Project      Our Share       as of
                                                       Square       Of Total       March 31,    Projected       Initial
            Property                   Location         Feet          Costs           2006     Opening Date      Yield
---------------------------------  ------------------ -----------  ------------  ------------  ---------------  --------
Mall Expansions:
The District at Valley View        Roanoke, VA            75,576      $19,700         $  922    Nov-06/Mar-07     7.3%
Hanes Mall-Dick's Sporting Goods   Winston-Salem, NC      66,000       10,150          5,811      July-06        10.0%

Open-Air Center:
Alamance Crossing                  Burlington, NC        635,240      103,684         28,245       Jul-07         8.5%

Open-Air Center Expansions:
Southaven Towne Center-
     Books-A-Million               Southaven, MS          15,000        2,530          2,184       Aug-06        10.6%
Gulf Coast Town Center Phase II    Ft. Myers, FL         750,000      109,641(a)      23,201    Oct-06/Mar-07     9.0%

Associated Centers:
The Plaza at Fayette Mall          Lexington, KY         187,413       38,341         20,898     Jul/Oct-06       9.0%
                                   Fairview
The Shoppes at St. Clair           Heights, IL            77,330       27,048         13,032       Mar-07         7.0%

Community Center:
The Shoppes at Pineda Ridge        Melbourne, FL         170,009        6,584          1,171       Nov-06         9.0%
High Pointe Commons                Harrisburg, PA        299,935        7,271          5,963       Oct-06        10.0%
Lakeview Point                     Stillwater, OK        207,300       21,537          9,281       Oct-06         9.0%
                                                      -----------  ------------  ------------
                                                       2,483,803     $346,486       $110,708
                                                      ===========  ============  ============

(a) Amounts shown are 100% of the cost and cost to date.


     There are construction loans in place for the costs of Alamance Crossing, Gulf Coast Town Center, The Plaza at Fayette, High Pointe Commons and Lakeview Pointe. The remaining costs will be funded with operating cash flows and the credit facilities.

     We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Dispositions

     We received a total of $1.6 million in cash proceeds from the sale of one outparcel.

     In May 2006, we sold five community centers for a total sales price of $106.5 million. The assets and liabilities related to these community centers were classified as held for sale as of March 31, 2006.

Other Capital Expenditures

     Including our share of unconsolidated affiliates' capital expenditures and excluding minority investor's share of capital expenditures, we spent $5.0 million during the three months ended March 31, 2006 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $0.4 million for the three months ended March 31, 2006 and included $0.2 million for roof repairs and replacements, $0.1 million for resurfacing and improved lighting of parking lots and $0.1 million for other capital expenditures. Renovation expenditures were $5.2 million for the three months ended March 31, 2006.

     Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period.

Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

CRITICAL ACCOUNTING POLICIES

     Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

     All acquired real estate assets are accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, and tenant improvements, (ii) and identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

Carrying Value of Long-Lived Assets

     We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset's carrying value over its estimated fair value will be charged to operations. There were no impairment charges in the three months ended March 31, 2006. We recorded an impairment charge of $0.3 million during the three months ended March 31, 2005, related to the sale of five community centers.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2005, the FASB issued Emerging Issues Task Force ("EITF") Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which we account for our joint ventures.

     In June 2005, the FASB issued FSP 78-9-1, "Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5." The EITF acknowledged that the consensus in EITF Issue No. 04-5 conflicts with certain aspects of Statement of Position ("SOP") 78-9, "Accounting for Investments in Real Estate Ventures." The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-5. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-5. The adoption of FSP 78-9-1 did not result in any changes to the manner in which we account for our joint ventures.

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

     FFO increased 9.2% for the three months ended March 31, 2006 to $96.6 million compared to $88.5 million for the same period in 2005. The New
Properties generated 83.5% of the growth in FFO. Consistently high portfolio occupancy, recoveries of operating expenses, increases in rental rates from renewal and replacement leasing and lower expenses related to bad debt and other charges against revenues accounted for the remaining 16.5% growth in FFO.

     The calculation of FFO is as follows (in thousands):

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ----------------------------
                                                                         2006           2005
                                                                       -------------  -------------
Net income available to common shareholders                              $  20,613       $ 25,371
Depreciation and amortization from:
    Consolidated properties                                                 54,766         41,275
    Unconsolidated affiliates                                                3,278          1,710
    Discontinued operations                                                    515             11
Minority interest in earnings of operating partnership                      18,129         20,826
Minority investors' share of depreciation and amortization
     in shopping center properties                                           (539)          (362)
(Gain) loss on disposal of:
    Operating real estate assets                                                 -          (223)
    Discontinued operations                                                      -             32
Depreciation and amortization of non-real estate assets                      (195)          (179)
                                                                       -------------  -------------
Funds from operations                                                    $  96,567      $  88,461
                                                                       =============  =============

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

     Based on our proportionate share of consolidated and unconsolidated variable rate debt at March 31, 2006, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $5.8 million and, after the effect of capitalized interest, annual earnings by approximately $5.5 million.

     Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2006, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $72.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $74.9 million.

     We did not have any derivative financial instruments during the three months ended March 31, 2006 or at March 31, 2005.

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

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

         None

ITEM 1A. Risk Factors

     The following information updates the information disclosed in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2005, by providing information that is current as of March 31, 2006:

RISKS RELATED TO REAL ESTATE INVESTMENTS
----------------------------------------

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

RISKS RELATED TO OUR BUSINESS AND THE MARKET FOR OUR STOCK
-----------------------------------------------------------

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

     Our properties are located principally in the southeastern and midwestern Unites States. Our properties located in the southeastern United States accounted for approximately 51.7% of our total revenues from all properties for the three months ended March 31, 2006 and currently include 40 Malls, 20 Associated Centers, five Community Centers and one Office Building. Our properties located in the midwestern United States accounted for approximately 23.8% of our total revenues from all properties for the three months March 31, 2006 and currently include 20 Malls and three Associated Centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

CERTAIN OF OUR SHOPPING CENTER PROPERTIES ARE SUBJECT TO OWNERSHIP INTERESTS HELD BY THIRD PARTIES, WHOSE INTERESTS MAY CONFLICT WITH OURS AND THEREBY CONSTRAIN US FROM TAKING ACTIONS CONCERNING THESE PROPERTIES WHICH OTHERWISE WOULD BE IN THE BEST INTERESTS OF THE COMPANY AND OUR STOCKHOLDERS.

     We own partial interests in eight malls, six associated centers, three community centers and one office building. We manage all of these properties except for Governor's Square, Governor's Plaza and Kentucky Oaks. A property manager affiliated with the managing general partner performs the property management services for these properties and receives a fee for its services. The managing partner of each of these three Properties controls the cash flow distributions, although our approval is required for certain major decisions. Springdale Center in Mobile, AL and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA, are managed by a third party that receives a fee for its services. Springdale Center and Wilkes-Barre Township Marketplace were sold in May 2006.

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

THE LOSS OR BANKRUPTCY OF A MAJOR TENANT COULD NEGATIVELY AFFECT OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     In the three months ended March 31, 2006, no tenant accounted for 5% or more of revenues except for The Limited Stores Inc. (including Intimate Brands, Inc.), which accounted for approximately 5.2% of our total revenues. The loss or bankruptcy of this key tenant could negatively affect our financial position and results of operations.

OUR FINANCIAL POSITION, RESULTS OF OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION TO SHAREHOLDERS COULD BE ADVERSELY AFFECTED BY ANY ECONOMIC DOWNTURN AFFECTING THE OPERATING RESULTS AT OUR PROPERTIES IN THE NASHVILLE, TENNESSEE AREA, WHICH IS OUR SINGLE LARGEST MARKET.

     Our properties located in Nashville, TN accounted for 5.3% of our revenues for the three months ended March 31, 2006. No other market accounted for more than 3.1% of our revenues for the three months ended March 31, 2006. Our financial position and results of operations will therefore be affected by the results experienced at properties located in the Nashville, TN area.

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

OUR INSURANCE COVERAGE MAY CHANGE IN THE FUTURE, AND MAY NOT INCLUDE COVERAGE FOR ACTS OF TERRORISM.

     The general liability and property casualty insurance policies on our Properties currently include loss resulting from acts of terrorism, whether foreign or domestic. The cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly post-September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act ("TRIA"). If TRIA is not extended beyond its current expiration date of December 31, 2007, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties. We are unable at this time to predict whether we will continue our policy coverage as currently structured when our policies are up for renewal on December 31, 2006.


RISKS RELATED TO FEDERAL INCOME TAX LAWS
----------------------------------------

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

IN ORDER TO MAINTAIN OUR STATUS AS A REIT AND AVOID THE IMPOSITION OF CERTAIN ADDITIONAL TAXES UNDER THE INTERNAL REVENUE CODE, WE MUST SATISFY MINIMUM REQUIREMENTS FOR DISTRIBUTIONS TO SHAREHOLDERS, WHICH MAY LIMIT THE AMOUNT OF CASH WE MIGHT OTHERWISE HAVE BEEN ABLE TO RETAIN FOR USE IN GROWING OUR BUSINESS.

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


RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
---------------------------------------------

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


ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

          (a) Effective as of March 6, 2006, we issued 1,480,066 shares of common stock to seven holders of common units in the Operating Partnership who exercised their exchange rights, in exchange for 1,480,066 common units of limited partnership interest. We believe the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

          (c)  The  following  table  presents   information   with  respect  to
               repurchases of common stock made by us during the three months ended March 31, 2006:

                                              Average        Total Number of      Maximum Number of
                           Total Number        Price       Shares Purchased as   Shares that May Yet
                            of Shares        Paid per       Part of a Publicly      Be Purchased
Period                    Purchased (1)      Share (2)           Announced Plan     Under the Plan
------                    -------------      ---------       ------------------- -------------------
January 1-31, 2006              --                --                  --                     --

February 1-28, 2006             --                --                  --                     --

March 1-31, 2006               636           $ 42.15                  --                     --
                         ---------------- ---------------- --------------------- ---------------------
Total                          636           $ 42.15                  --                     --
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


                                CBL & ASSOCIATES PROPERTIES, INC.

                                         /s/ John N. Foy
                     --------------------------------------------------------
                                           John N. Foy
                     Vice Chairman of the Board, Chief Financial Officer and
                                            Treasurer


Date: May 10, 2006

                                INDEX TO EXHIBITS

Exhibit
Number         Description
---------      ------------
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