Form 10-Q
period 2006-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2006-08-09
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

COMMISSION FILE NO. 1-12494

CBL & ASSOCIATES PROPERTIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE	62-1545718
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

2030 Hamilton Place Blvd., Suite 500, Chattanooga, TN 37421-6000

(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code  (423) 855-0001

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

YES      ☒            NO       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES      ☐            NO       ☒

As of August 2, 2006, there were 64,642,755 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:	Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Real estate assets:
Land	$ 770,288	$ 776,989
Buildings and improvements	5,734,393	5,698,669
	6,504,681	6,475,658
Less accumulated depreciation	(820,581)	(727,907)
	5,684,100	5,747,751
Real estate assets held for sale, net	-	63,168
Developments in progress	228,473	133,509
Net investment in real estate assets	5,912,573	5,944,428
Cash and cash equivalents	40,068	28,838
Receivables:
Tenant, net of allowance for doubtful accounts of $1,117 in 2006 and $3,439 in 2005	55,819	55,056
Other	8,267	6,235
Mortgage and other notes receivable	18,320	18,117
Investments in unconsolidated affiliates	83,292	84,138
Other assets	211,866	215,510
	$ 6,330,205	$ 6,352,322
LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$ 4,366,619	$ 4,341,055
Accounts payable and accrued liabilities	299,637	320,270
Total liabilities	4,666,256	4,661,325
Commitments and contingencies (Notes 3 and 8)
Minority interests	576,407	609,475
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2006 and 2005	20	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2006 and 2005	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2006 and 2005	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 64,612,220 and 62,512,816 shares issued and outstanding in 2006 and 2005, respectively	646	625
Additional paid - in capital	1,052,206	1,037,764
Deferred compensation	-	(8,895)
Other comprehensive income	451	288
Retained earnings	34,207	51,708
Total shareholders’ equity	1,087,542	1,081,522
	$ 6,330,205	$ 6,352,322

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Minimum rents	$ 149,458	$ 127,250	$ 301,610	$ 257,546
Percentage rents	1,950	1,758	8,303	9,848
Other rents	3,573	2,795	7,453	5,920
Tenant reimbursements	74,749	63,303	150,740	128,830
Management, development and leasing fees	1,687	3,773	2,764	6,818
Other	5,564	4,154	11,430	8,783
Total revenues	236,981	203,033	482,300	417,745
EXPENSES:
Property operating	36,987	32,527	77,724	68,167
Depreciation and amortization	54,471	43,321	109,237	84,595
Real estate taxes	20,528	15,891	39,793	31,312
Maintenance and repairs	13,573	11,915	26,266	24,234
General and administrative	9,062	9,234	18,649	18,421
Loss on impairment of real estate assets	274	-	274	262
Other	4,519	3,057	8,688	6,486
Total expenses	139,414	115,945	280,631	233,477
Income from operations	97,567	87,088	201,669	184,268
Interest income	1,946	2,594	3,678	4,277
Interest expense	(63,661)	(50,255)	(127,590)	(99,176)
Loss on extinguishment of debt	-	-	-	(884)
Gain on sales of real estate assets	2,030	4,382	2,930	7,096
Equity in earnings of unconsolidated affiliates	1,118	2,683	3,186	5,774
Minority interest in earnings:
Operating partnership	(17,726)	(16,895)	(35,855)	(37,721)
Shopping center properties	(673)	(1,178)	(1,261)	(2,575)
Income before discontinued operations	20,601	28,419	46,757	61,059
Operating income of discontinued operations	754	60	2,853	465
Gain (loss) on discontinued operations	7,215	(54)	7,215	(86)
Net income	28,570	28,425	56,825	61,438
Preferred dividends	(7,642)	(7,642)	(15,284)	(15,284)
Net income available to common shareholders	$ 20,928	$ 20,783	$ 41,541	$ 46,154
Basic per share data:
Income before discontinued operations, net of preferred dividends	$ 0.20	$ 0.33	$ 0.50	$ 0.73
Discontinued operations	0.13	-	0.16	0.01
Net income available to common shareholders	$ 0.33	$ 0.33	$ 0.66	$ 0.74
Weighted average common shares outstanding	64,003	62,685	63,333	62,567
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$ 0.20	$ 0.32	$ 0.49	$ 0.71
Discontinued operations	0.12	-	0.15	-
Net income available to common shareholders	$ 0.32	$ 0.32	$ 0.64	$ 0.71
Weighted average common and potential dilutive common shares outstanding	65,385	65,004	64,857	64,895

Dividends declared per common share	$ 0.4575	$ 0.40625	$ 0.9150	$ 0.8125

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 56,825	$ 61,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,280	65,986
Amortization	43,287	22,038
Amortization of debt premiums	(3,710)	(3,584)
Net amortization of above and below market leases	(4,924)	(2,838)
Gain on sales of real estate assets	(2,930)	(7,096)
(Gain) loss on disposal of discontinued operations	(7,215)	86
Abandoned development projects	(65)	138
Share-based compensation expense	3,654	1,692
Loss on extinguishment of debt	-	884
Equity in earnings of unconsolidated affiliates	(3,186)	-
Distributions of earnings from unconsolidated affiliates	4,409	-
Loss on impairment of real estate assets	274	262
Minority interest in earnings	37,116	40,296
Changes in:
Tenant and other receivables	(2,940)	5,853
Other assets	(2,772)	(209)
Accounts payable and accrued liabilities	4,003	(12,950)
Net cash provided by operating activities	192,106	171,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(173,470)	(148,334)
Acquisitions of real estate assets and other assets	(7,019)	(2,783)
Changes in other assets	(6,577)	(2,795)
Proceeds from sales of real estate assets	109,605	58,207
Additions to mortgage notes receivable	(300)	(859)
Payments received on mortgage notes receivable	97	12,988
Additional investments in and advances to unconsolidated affiliates	(7,862)	(12,912)
Distributions in excess of equity in earnings of unconsolidated affiliates	7,485	2,526
Purchase of minority interest in the Operating Partnership	(3,462)	(254)
Net cash used in investing activities	(81,503)	(94,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	163,197	122,889
Principal payments on mortgage and other notes payable	(129,723)	(81,208)
Additions to deferred financing costs	(2,873)	(773)
Proceeds from issuance of common stock	219	300
Costs related to issuance of preferred stock	-	(193)
Proceeds from exercises of stock options	4,969	5,384
Prepayment fees on extinguishment of debt	-	(852)
Distributions to minority interests	(56,166)	(44,300)
Dividends paid to holders of preferred stock	(15,284)	(15,929)
Dividends paid to common shareholders	(63,712)	(50,976)
Net cash used in financing activities	(99,373)	(65,658)
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,230	12,122
CASH AND CASH EQUIVALENTS, beginning of period	28,838	25,766
CASH AND CASH EQUIVALENTS, end of period	$ 40,068	$ 37,888
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$ 125,817	$ 98,886

                The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. CBL’s shopping center properties are located in 26 states, but primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).  At June 30, 2006, the Operating Partnership owned controlling interests in seventy-two regional malls, twenty-seven associated centers (each adjacent to a regional shopping mall), two community centers and one office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls and three associated centers. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had one mall expansion, two open-air shopping center expansions, two associated centers and six community centers (two of which are owned in joint ventures) under construction at June 30, 2006. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2006, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 54.1% limited partner interest for a combined interest held by CBL of 55.7%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2006, CBL’s Predecessor owned a 15.1% limited partner interest, Jacobs owned a 20.4% limited partner interest and third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 6.2 million shares of CBL’s common stock at June 30, 2006, for a total combined effective interest of 20.4% in the Operating Partnership.

The Operating Partnership conducts CBL’s property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The Operating Partnership owns 100% of the Management Company’s preferred stock and common stock.

CBL, the Operating Partnership and the Management Company are collectively referred to herein as “the Company”.

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be obtained for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with CBL & Associates Properties, Inc.’s audited consolidated financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Joint Ventures

Investment in Unconsolidated Affiliates

At June 30, 2006, the Company had investments in the following 14 partnerships and joint ventures, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
Imperial Valley Commons L.P.	Imperial Valley Commons	60.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand-Myrtle Beach	50.0%
Mall of South Outparcel L.P.	Coastal Grand-Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
N. Dalton Bypass, LLC	Hammond Creek Commons	51.0%
Parkway Place L.P.	Parkway Place	45.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
York Town Center, LP	York Town Center	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended June 30,		Company’s Share for the Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$ 22,116	$ 39,104	$ 11,140	$ 9,952
Depreciation and amortization	(6,647)	(9,332)	(3,365)	(2,210)
Interest expense	(8,442)	(11,676)	(4,275)	(3,538)
Other operating expenses	(6,245)	(11,552)	(3,186)	(3,214)
Discontinued operations	-	499	-	41
Gain on sales of real estate assets	1,407	2,289	804	1,652
Net income	$ 2,189	$ 9,332	$ 1,118	$ 2,683

	Total for the Six Months Ended June 30,		Company’s Share for the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$ 46,995	$ 74,941	$ 23,646	$ 18,742
Depreciation and amortization	(13,123)	(17,509)	(6,643)	(3,920)
Interest expense	(17,107)	(20,733)	(8,669)	(6,060)
Other operating expenses	(13,124)	(20,406)	(6,685)	(5,607)
Discontinued operations	-	60	-	5
Gain on sales of real estate assets	2,813	4,718	1,537	2,614
Net income	$ 6,454	$ 21,071	$ 3,186	$ 5,774

Note 3 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at June 30, 2006 and December 31, 2005, respectively:

	June 30, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,247,156	6.02%	$ 3,281,939	6.02%
Variable-rate debt:
Recourse term loans on operating properties	189,150	6.15%	292,000	5.33%
Construction loans	154,163	6.41%	76,831	5.76%
Lines of credit	776,150	6.18%	690,285	5.29%
Total variable-rate debt	1,119,463	6.21%	1,059,116	5.33%
Total	$ 4,366,619	6.07%	$ 4,341,055	5.85%

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

In July 2006, the Company obtained four separate ten-year, non-recourse loans totaling $317,000 that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average of 5.96%. The proceeds were used to retire $249,752 of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of three variable rate term loans of $189,150 and one fixed rate loan of $60,602. The Company will record a loss on extinguishment of debt of $630 in July 2006 related to prepayment fees and the write-off of unamortized deferred financings costs.

Unsecured Line of Credit

The Company has one unsecured credit facility with total availability of $500,000 that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 90 to 145 basis points based on the Company’s leverage, as defined in the agreement. The credit facility matures in August 2006 and has three one-year extension options, which are at the Company’s election. At June 30, 2006, the outstanding borrowings of $350,000 under the unsecured credit facility had a weighted average interest rate of 6.19%.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit had a weighted average interest rate of 6.18% at June 30, 2006. The following summarizes certain information about the secured lines of credit as of June 30, 2006:

Total Available	Total Outstanding	Maturity Date
$ 476,000	$ 358,150	February 2009
100,000	67,303*	June 2008
20,000	1,000	March 2007
10,000	1,000	April 2007
$ 606,000	$ 427,453

* - Includes $1,303 of outstanding letters of credit.

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

In June 2006, the Company amended its $100,000 secured credit facility to change the maturity date from June 1, 2007 to June 1, 2008 and to substitute certain collateral under the facility.

Letters of Credit

At June 30, 2006, the Company had additional secured lines of credit with a total commitment of $33,192 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit was $26,741 at June 30, 2006.

Covenants and Restrictions

Twenty-three malls, five associated centers, two community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Maturities

The weighted average remaining term of the Company’s consolidated debt was 4.5 years at June 30, 2006 and 4.7 years at December 31, 2005. As described above, in July 2006 the Company refinanced $249,752 of the $372,332 of debt that will mature before June 30, 2007. The Company has extension options that will extend the maturity date of $81,254 of debt beyond June 30, 2007. The mortgage notes payable comprising the remaining $41,326 are expected to be retired or refinanced.

Note 4 – Shareholders’ Equity And Minority Interests

In January 2006, holders of 1,480,066 common units of limited partnership interest in the Operating Partnership and holders of 27,582 Series J special common units (“J-SCUs”) of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to issue 1,480,066 shares of common stock in exchange for the common units and to pay cash of $1,112 in exchange for the J-SCUs.

In June 2006, holders of 63,881 J-SCUs exercised their conversion rights. The Company elected to pay cash of $2,350 in exchange for the J-SCUs.

Note 5 - Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short- and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company’s reportable segments is presented as follows:

Three Months Ended June 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 218,656	$ 9,238	$ 1,898	$ 7,189	$ 236,981
Property operating expenses (1)	(75,083)	(2,148)	(566)	6,709	(71,088)
Interest expense	(53,598)	(1,150)	(706)	(8,207)	(63,661)
Other expense	-	-	-	(4,519)	(4,519)
Gain on sales of real estate assets	(5)	1,059	(5)	981	2,030
Segment profit and loss	$ 89,970	$ 6,999	$ 621	$ 2,153	99,743
Depreciation and amortization expense					(54,471)
General and administrative expense					(9,062)
Loss on impairment of real estate assets					(274)
Interest income					1,946
Equity in earnings of unconsolidated Affiliates					1,118
Minority interest in earnings					(18,399)
Income before discontinued operations					$ 20,601
Capital expenditures (2)	$ 64,679	$ 13,625	$ 207	$ 39,827	$ 118,338
Three Months Ended June 30, 2005	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 186,447	$ 8,548	$ 2,327	$ 5,711	$ 203,033
Property operating expenses (1)	(63,702)	(2,023)	(733)	6,125	(60,333)
Interest expense	(44,849)	(1,175)	(703)	(3,528)	(50,255)
Other expense	-	-	-	(3,057)	(3,057)
Gain (loss) on sales of real estate assets	21	-	93	4,268	4,382
Segment profit and loss	$ 77,917	$ 5,350	$ 984	$ 9,519	93,770
Depreciation and amortization expense					(43,321)
General and administrative expense					(9,234)
Interest income					2,594
Equity in earnings of unconsolidated affiliates					2,683
Minority interest in earnings					(18,073)
Income before discontinued operations					$ 28,419
Capital expenditures (2)	$ 147,162	$ 4,163	$ 370	$ 65,522	$ 217,217
Six Months Ended June 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 446,485	$ 18,390	$ 3,802	$ 13,623	$ 482,300
Property operating expenses (1)	(152,924)	(4,371)	(1,259)	14,771	(143,783)
Interest expense	(107,909)	(2,304)	(1,405)	(15,972)	(127,590)
Other expense	-	-	-	(8,688)	(8,688)
Gain (loss) on sales of real estate assets	(5)	1,059	48	1,828	2,930
Segment profit and loss	$ 185,647	$ 12,774	$ 1,186	$ 5,562	205,169
Depreciation and amortization expense					(109,237)
General and administrative expense					(18,649)
Loss on impairment of real estate assets					(274)
Interest income					2,594
Equity in earnings of unconsolidated affiliates					3,186
Minority interest in earnings					(37,116)
Income before discontinued operations					$ 45,673
Total assets	$ 5,735,977	$ 276,547	$ 54,700	$ 262,981	$ 6,330,205
Capital expenditures (2)	$ 97,599	$ 23,847	$ 522	$ 52,533	$ 174,501

Six Months Ended June 30, 2005	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 385,629	$ 16,794	$ 3,920	$ 11,402	$ 417,745
Property operating expenses (1)	(130,617)	(3,975)	(958)	11,837	(123,713)
Interest expense	(88,338)	(2,349)	(1,418)	(7,071)	(99,176)
Other expense	-	-	-	(6,486)	(6,486)
Gain (loss) on sales of real estate assets	21	-	1,156	5,919	7,096
Segment profit and loss	$ 166,695	$ 10,470	$ 2,700	$ 15,601	195,466
Depreciation and amortization expense					(84,595)
General and administrative expense					(18,421)
Loss on impairment of real estate assets					(262)
Loss on extinguishment of debt					(884)
Interest income					4,277
Equity in earnings of unconsolidated affiliates					5,774
Minority interest in earnings					(40,296)
Income before discontinued operations					$ 61,059
Total assets	$ 4,742,545	$ 279,178	$ 88,653	$ 214,548	$ 5,324,924
Capital expenditures (2)	$ 180,990	$ 10,125	$ 1,107	$ 80,231	$ 272,453

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 6– Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted-average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive. The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding	64,345	62,987	63,697	62,878
Effect of nonvested stock awards	(342)	(302)	(364)	(311)
Denominator – basic earnings per share	64,003	62,685	63,333	62,567
Dilutive effect of:
Stock options	1,183	1,845	1,300	1,860
Nonvested stock awards	134	254	158	240
Deemed shares related to deferred compensation arrangements	65	220	66	228
Denominator – diluted earnings per share	65,385	65,004	64,857	64,895

Note 7– Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes other comprehensive income (loss) of $(646) and $161 in the three months and the six months ended June 30, 2006, respectively, which represents unrealized gain on marketable securities that are classified as available for sale. Comprehensive income was $27,924 and $56,986 for the three months and the six months ended June 30, 2006, respectively. Comprehensive income was equal to net income for the three months and the six months ended June 30, 2005.

Note 8- Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2006, was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that will own property adjacent to the shopping center property YTC is currently developing. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2006, the total amount outstanding on these bonds was $22,577.

Note 9 - Share-Based Compensation

The Company maintains the CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan, as amended, which permits the Company to issue stock options and common stock to selected officers, employees and directors of the Company up to a total of 10,400,000 shares. The compensation committee of the board of directors (the “Committee”) administers the plan. The compensation cost that has been charged against income for the plan was $1,512 and $794 for the three months ended June 30, 2006 and 2005, and $3,765 and $1,936 for the six months ended June 30, 2006 and 2005, respectively. Compensation cost resulting from share-based awards is recorded at the Management Company. The Management Company is a taxable entity; however, as a result of it incurring recurring losses, a full valuation allowance has been recorded against its net deferred tax asset. Accordingly, the recognition of compensation cost or the tax deduction received upon the exercise or vesting of share-based awards, resulted in no tax benefits to the Company. Compensation cost capitalized as part of real estate assets was $107 and $102 for the three months ended June 30, 2006 and 2005, respectively, and $213 and $146 for the six months ended June 30, 2006 and 2005, respectively.

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

Under the plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. The Committee may also provide for the issuance of common stock under the plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the plan is determined based on the market price of the Company’s common stock on the grant date.

Historically, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.

No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income since these awards are being accounted for under APB No. 25 and all options granted had an exercise price equal to the fair value of the Company’s common stock on the date of grant. For SFAS No. 123 pro forma disclosure purposes, the fair value of stock options was determined as of the date of grant using the Black-Scholes option pricing model. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income available to common shareholders for the three months and six months ended June 30, 2006 is $77 and $171 lower, respectively, than if it had continued to account for share-based compensation under SFAS 123.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in the three months and the six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income available to common shareholders, as reported	$ 20,783	$ 46,154
Add: Stock-based compensation expense included in reported net income available to common shareholders	794	1,936
Less: Total stock-based compensation expense determined under fair value method	(914)	(2,161)
Pro forma net income available to common shareholders	$ 20,663	$ 45,929
Earnings per share:
Basic, as reported	$ 0.33	$ 0.74
Basic, pro forma	$ 0.33	$ 0.73
Diluted, as reported	$ 0.32	$ 0.71
Diluted, pro forma	$ 0.32	$ 0.71

The Company’s stock option activity for the six months ended June 30, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,208,440	$ 13.89
Exercised	(404,860)	$ 13.43
Cancelled	(1,900)	$ 18.27
Outstanding at June 30, 2006	1,801,680	$ 14.24	4.0 years	$ 44,756
Vested or expected to vest at June 30, 2006	1,801,680	$ 14.24	4.0 years	$ 44,756
Options exercisable at June 30, 2006	1,653,180	$ 13.87	3.8 years	$ 41,614

No stock options have been granted since the adoption of SFAS No. 123 on January 1, 2003. The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005, was $4,925 and $8,580, respectively, and during the six months ended June 30, 2006 and 2005, was $11,536 and $11,346, respectively.

A summary of the status of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	387,506	$ 30.06
Granted	242,527	$ 39.66
Vested	(137,364)	$ 39.95
Forfeited	(3,494)	$ 34.27
Nonvested at June 30, 2006	489,175	$ 33.88

The weighted average grant-date fair value of shares granted during the six months ended June 30, 2006 and 2005 was $39.66 and $38.96, respectively. The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $5,488 and $2,537, respectively.

As of June 30, 2006, there was $14,207 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plan, which is expected to be recognized over a weighted average period of 4.0 years.

Note 10 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2006 and 2005:

Six Months Ended June 30,
	2006	2005
Debt assumed to acquire property interests, including premiums	$ -	$ 61,206
Minority interest issued in acquisition of real estate assets	$ -	$ 26,881
Conversion of minority interest into common stock	$ 16,486	$ -
Debt assumed by buyer on sales of real estate assets	$ -	$ 12,141
Additions to real estate assets accrued but not yet paid	$ 28,317	$ 15,234

Note 11 – Discontinued Operations

During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274. Total revenues for these community centers were $1,419 and $326 for the three months ended June 30, 2006 and 2005, respectively. Total revenues for these community centers were $4,984 and $525 for the six months ended June 30, 2006 and 2005, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations.

All five of these community centers were sold to Galileo America LLC (“Galileo America”) in connection with a put right the Company had previously entered into with Galileo America. The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering a total of three spaces in the properties sold to Galileo America. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of two years from the closing date. The Company had a liability of $711 at June 30, 2006 for the amounts to be paid over the remaining terms of the master lease obligations. To the extent the Company is relieved of its obligations under the master lease agreements as a result of leasing the spaces to third parties, the Company will recognize additional gain on sale of real estate assets.

Note 12 – Recent Accounting Pronouncements

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which the Company accounts for its joint ventures.

In June 2005, the FASB issued FSP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The EITF acknowledged that the consensus in EITF Issue No. 04-5 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, “Accounting for Investments in Real Estate Ventures.”  The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-5. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-5. The adoption of FSP 78-9-1 did not result in any changes to the manner in which the Company accounts for its joint ventures.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its financial statements.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this Form 10-Q. In this discussion, the terms “we”, “us”, “our”, and the “Company” refer to CBL & Associates Properties, Inc. and its subsidiaries.

Certain statements made in this section or elsewhere in this report may be deemed “forward looking statements” within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. In addition to the risk factors described in Part II, Item 1A. of this report, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in the Company’s markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping center properties are located in 26 states, but primarily in the southeastern and midwestern United States.

As of June 30, 2006, we owned controlling interests in seventy-two regional malls, twenty-seven associated centers (each adjacent to a regional shopping mall), two community centers and one office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2006, we owned non-controlling interests in seven regional malls and three associated centers. Because one or more of the other partners have substantive participating rights we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had one mall expansion, two open-air shopping center expansions,   two associated centers and six community centers (two of which are owned in joint ventures) under construction at June 30, 2006. We also hold options to acquire certain development properties owned by third parties.

The majority of our revenues is derived from leases with retail tenants and generally includes base minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures, including property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of outparcel land at the properties and from sales of operating real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

RESULTS OF OPERATIONS

The following significant transactions impact the comparison of the results of operations for the three months and six months ended June 30, 2006 to the results of operations for the comparable periods ended June 30, 2005:

•

We have acquired or opened eight malls, two open-air centers and two associated centers since January 1, 2005 (collectively referred to as the “New Properties”). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been owned or open for one complete calendar year. The New Properties are as follows:

Project Name	Location	Date Acquired / Opened
Acquisitions:
Laurel Park Place	Livonia, MI	June 2005
The Mall of Acadiana	Lafayette, LA	July 2005
Layton Hills Mall	Layton, UT	November 2005
Layton Hills Convenience Center	Layton, UT	November 2005
Oak Park Mall	Overland Park, KS	November 2005
Eastland Mall	Bloomington, IL	November 2005
Hickory Point Mall	Forsyth, IL	November 2005
Triangle Town Center (50/50 joint venture)	Raleigh, NC	November 2005
Triangle Town Place (50/50 joint venture)	Raleigh, NC	November 2005

Developments:
Imperial Valley Mall (60/40 joint venture)	El Centro, CA	March 2005
Southaven Towne Center	Southaven, MS	October 2005
Gulf Coast Town Center – Phase I (50/50 joint venture)	Ft. Myers, FL	November 2005

•	Properties that were in operation as of January 1, 2005 and June 30, 2006 are referred to as the “Comparable Properties.”

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenues

The $33.9 million increase in revenues resulted from an increase of $24.7 million attributable to the additional revenues from the New Properties, an increase of $10.0 million in revenues from the Comparable Properties, a decrease in management, development and leasing fees of $2.1 million resulting primarily from the sale of our management contracts with Galileo America, LLC in August 2005, and an increase in other revenues of $1.3 million due to growth in our subsidiary that provides security and maintenance services to third parties..

Our cost recovery ratio improved to 105.2% for the three months ended June 30, 2006, compared to 103.8% for the three months ended June 30, 2005. The improvement was due to increased recoveries from tenants related to renovation expenditures, as well as the seasonal fluctuation of operating expenses.

Expenses

The $10.8 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $7.5 million attributable to the New Properties and $3.3 million from the Comparable Properties.

The $11.2 million increase in depreciation and amortization expense resulted from increases of $9.4 million from the New Properties and $1.8 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses decreased $0.2 million due to reductions in personnel as a result of the sale of our interest in Galileo America, LLC in August 2005. Additionally, we have increased the number of developments in progress compared to the same period a year ago, which has resulted in a larger amount of overhead expense being capitalized than compared to the same period a year ago. These decreases were partially offset by annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other expense increased $1.5 million due to an increase in the operating expenses of our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest expense increased by $13.4 million due to the additional debt associated with the New Properties and an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

Gain on Sales

Gain on sales of real estate assets of $2.0 million in the three months ended June 30, 2006 relates to the sale of two outparcels. Gain on sales of real estate assets of $4.4 million in the three months ended June 30, 2005 was related to sales of five outparcels.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $1.6 million primarily because of losses incurred at Triangle Town Center and a decrease in gains from outparcel sales at Imperial Valley Mall as compared to the prior year. These decreases were partially offset by increases in earnings of our other unconsolidated affiliates.

Discontinued Operations

Discontinued operations in the three months ended June 30, 2006 reflects the results of operations of five community centers that were sold in May 2006. Discontinued operations in the three months ended June 30, 2005 represent the true up of estimated expenses to actual amounts for properties sold during previous periods, as well as the operations of community centers that were sold subsequent to June 30, 2005.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenues

The $64.6 million increase in revenues resulted from an increase of $50.1 million attributable to the additional revenues from the New Properties, an increase in revenues of $16.0 million from the Comparable Properties, a decrease in management, development and leasing fees of $4.1 million resulting from the sale of our management contracts with Galileo America, LLC in August 2005, and an increase in other revenues of $2.6 million due to growth in our subsidiary that provides security and maintenance services to third parties.

Our cost recovery ratio increased slightly to 104.5% for the six months ended June 30, 2006, compared to 103.0% for the six months ended June 30, 2005. This improvement was driven by increased recoveries from tenants related to renovation expenditures and a $0.9 million net improvement in bad debt expenses, as we recognized $1.1 million in the six months ended June 30, 2005 for write-offs of uncollectible accounts receivable offset by a $2.3 million reduction in our allowance for doubtful accounts. This is compared with net recoveries of $0.3 million in the six months ended June 30, 2005.

Expenses

The $20.1 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $15.0 million attributable to the New Properties and $5.1 million from the Comparable Properties.

The $24.6 million increase in depreciation and amortization expense resulted from increases of $20.1 million from the New Properties and $4.5 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses increased $0.2 million primarily as a result of annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth, which was offset by an increase in the amount of overhead capitalized as a result of our increased level of development activities.

Other expense increased $2.2 million due to an increase of $2.4 million in the operating expenses of our subsidiary that provides security and maintenance services to third parties and a decrease of $0.2 million in write-offs of abandoned development projects.

Other Income and Expenses

Interest expense increased by $28.4 million due to the additional debt associated with the New Properties and an increase in the weighted average interest rate of our variable-rate debt as compared to the same period of the prior year.

Gain on Sales

Gain on sales of real estate assets of $2.9 million in the six months ended June 30, 2006 relates to the sale of three outparcels. Gain on sales of real estate assets of $7.1 million in the six months ended June 30, 2005 was related to a gain of $6.1 million from sales of seven outparcels and a gain of $1.0 million from the recognition of deferred gain related to properties that were previously sold to Galileo America.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $2.6 million because of the disposition of our ownership interest in Galileo America, LLC in August 2005, losses incurred at Triangle Town Center and a decrease in gains from outparcel sales at Imperial Valley Mall as compared to the prior year period. These decreases were partially offset by increases in earnings of our other unconsolidated affiliates.

Discontinued Operations

Discontinued operations in the three months ended June 30, 2006 reflects the results of operations of five community centers that were sold during May 2006. Discontinued operations in the six months ended June 30, 2005 are related to five community centers located throughout Michigan that were sold in March 2005, as well as the operations of community centers that were sold subsequent to June 30, 2005.

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants achieving the highest levels of sales during the fourth quarter because of the holiday season. Additionally, the malls earn most of their “temporary” rents (rents from short-term tenants), during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; and Gulf Coast Town Center - Phase I in Ft. Myers, FL, which opened in November 2005.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2006	2005
Malls	92.6%	92.3%
Associated centers	3.8%	4.0%
Community centers	0.8%	1.0%
Mortgages, office building and other	2.8%	2.7%

Sales and Occupancy Costs

Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased by 3.8% on a comparable per square foot basis to $335 per square foot for the trailing twelve months ended June 30, 2006.

Occupancy costs as a percentage of sales for the stabilized malls were 13.7% for the six months ended June 30, 2006 and 2005, respectively.

Occupancy

The occupancy of the portfolio was as follows:
	At June 30,
	2006	2005
Total portfolio occupancy	91.4%	91.9%
Total mall portfolio	91.4%	91.9%
Stabilized malls	91.4%	92.2%
Non-stabilized malls	89.3%	84.1%
Associated centers	91.8%	93.8%
Community centers	88.5%	81.1%

Stabilized mall occupancy, and as a result, total portfolio occupancy, were negatively impacted by the vacancies that have occurred related to Casual Corner and Musicland. There have been 26 Casual Corner/Petite Sophisticate stores with 147,000 square feet that terminated their leases early. We have made significant progress on re-leasing the vacant Casual Corner spaces and have over 50% of the space leased and committed. The occupancy numbers are still negatively impacted, however, as only three stores totaling 7,500 square feet were open at June 30, 2006. Musicland has closed 32 stores during 2006 totaling 114,000 square feet. As of June 30, 2006, we have executed new leases for just over 10,000 square feet of the vacant space.

Leasing

Average annual base rents per square foot were as follows for each property type:

At June 30,
	2006	2005
Stabilized malls	$ 26.70	$ 25.62
Non-stabilized malls	$ 26.89	$ 28.04
Associated centers	$ 10.95	$ 10.19
Community centers	$ 16.70	$ 14.70
Office	$ 19.34	$ 19.32

The following table presents the results we achieved in new and renewal leasing during the six months ended June 30, 2006 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

	Square Feet	Base Rent Per Square Foot Prior Lease (1)	Initial Base Rent Per Square Foot New Lease (2)	% Change Initial	Average Base Rent Per Square Foot New Lease (3)	% Change Average
Stabilized Malls	1,267,901	$ 25.84	$ 26.52	2.6%	$ 27.23	5.4%
Associated centers	33,912	16.63	17.67	6.3%	17.78	6.9%
Community centers	12,302	21.06	22.26	5.7%	22.60	7.3%
	1,314,115	$ 25.56	$ 26.25	2.7%	$ 26.95	5.4%

(1)	Represents the rent that was in place at the end of the lease term.
(2)	Represents the rent in place at beginning of the lease terms.
(3)	Average base rent over the term of the new lease.

LIQUIDITY AND CAPITAL RESOURCES

There was $40.1 million of cash and cash equivalents as of June 30, 2006, an increase of $11.2 million from December 31, 2005. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2006, increased by $20.1 million to $192.1 million from $172.0 million during the six months ended June 30, 2005. This increase is primarily due to the operations of the New Properties being included for all of the six months ended June 30, 2006, while the six months ended June 30, 2005 only included one month of operations of one New Property that was acquired in June 2005. Improvements in the operations of the Comparable Properties also contributed to the increase. These increases were offset by an increase of $26.9 in the amount of cash that was paid for interest on outstanding borrowings, excluding cash interest payments that were capitalized.

Debt

During the six months ended June 30, 2006, we borrowed $163.2 million under mortgage and other notes payable and paid $129.7 million to reduce outstanding borrowings under mortgage and other notes payable. We also paid $2.8 million of costs directly related to borrowings and our credit facilities.

The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
June 30, 2006:
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,247,156	$ (51,436)	$ 225,447	$ 3,421,167	5.99%
Variable-rate debt:
Recourse term loans on operating properties	189,150	-	26,600	215,750	6.15%
Construction loans	154,163	-	-	154,163	6.41%
Lines of credit	776,150	-	-	776,150	6.18%
Total variable-rate debt	1,119,463	-	26,600	1,146,063	6.21%
Total	$ 4,366,619	$ (51,436)	$ 252,047	$ 4,567,230	6.04%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
December 31, 2005:
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,281,939	$ (51,950)	$ 216,026	$ 3,446,015	5.99%
Variable-rate debt:
Recourse term loans on operating properties	292,000	-	26,600	318,600	5.33%
Construction loans	76,831	-	-	76,831	5.76%
Lines of credit	690,285	-	-	690,285	5.29%
Total variable-rate debt	$ 1,059,116	$ -	$ 26,600	$ 1,085,716	5.33%
Total	$ 4,341,055	$ (51,950)	$ 242,626	$ 4,531,731	5.83%

	(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

We have four secured credit facilities with total availability of $606.0 million, of which $427.5 million was outstanding as of June 30, 2006. The secured credit facilities bear interest at rate of LIBOR plus a margin ranging from 90 to 100 basis points.

We have an unsecured credit facility with total availability of $500.0 million, of which $350.0 million was outstanding as of June 30, 2006. The unsecured credit facility bears interest at LIBOR plus a margin of 90 to 145 basis points based on our leverage.

We also have secured and unsecured lines of credit with total availability of $33.2 million that can only be used to issue letters of credit. There was $26.7 million outstanding under these lines at June 30, 2006.

In July 2006, we obtained four separate ten-year, non-recourse loans totaling $317.0 million that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average of 5.96%. The proceeds of these loans were used to retire $249.8 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on the Company’s credit facilities. The loans that were retired consisted of three variable rate term loans of $189.2 million and one fixed rate loan of $60.6. The Company will record a loss on extinguishment of debt of $630 in July 2006 related to prepayment fees and the write-off of unamortized deferred financings costs.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at June 30, 2006. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios. At June 30, 2006, the properties subject to these mortgage notes payable were in compliance with the applicable ratios.

We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $381.3 million of debt that is scheduled to mature before June 30, 2007. As described above, in July 2006 we refinanced $249.8 million. There are extension options in place that will extend the maturity of $81.2 million of this debt beyond June 30, 2007. The remaining $56.4 million of debt that is maturing before June 30, 2007 is expected to be retired or refinanced.

Equity

In January 2006, holders of 1,480,066 common units of limited partnership interest in the Operating Partnership and holders of 27,582 Series J special common units (“J-SCUs”) of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to issue 1,480,066 shares of common stock in exchange for the common units and to pay cash of $1.1 million in exchange for the J-SCUs.

In June 2006, holders of 63,881 J-SCUs exercised their conversion rights and we elected to pay cash of $2.4 million in exchange for the J-SCUs.

During the six months ended June 30, 2006, we received $5.2 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan.

During the six months ended June 30, 2006, we paid dividends of $79.0 million to holders of our common stock and our preferred stock, as well as $56.2 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at June 30, 2006 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	115,989	$ 38.93	$ 4,515,452
8.75% Series B Cumulative Redeemable Preferred Stock	2,000	50.00	100,000
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			4,905,452
Company’s share of total debt			4,567,230
Total market capitalization			$ 9,472,682
Debt-to-total-market capitalization ratio			48.2%

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on June 30, 2006. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

As of June 30, 2006, our variable rate debt of $1.15 billion represents 12.1% of our total market capitalization and 25.1% of our share of total consolidated and unconsolidated debt. As previously discussed, we reduced our variable rate debt by $253.8 million in July 2006.

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

The following tables summarize our development projects as of June 30, 2006 (dollars in thousands):

Properties Opened Year-to-date
(Dollars in thousands)		Total
		Project	CBL’s Share
		Square	of Total	Date	Initial
Property	Location	Feet	Cost	Opened	Yield
Mall Expansions:
Cross Creek Mall -	Fayetteville, NC	4,900	$ 1,036	Apr-06	10.0%
Starbucks & Salsarita’s
Southaven Town Center -	Southaven, MS	59,000	7,200	Apr-06	8.6%
Gordman’s
Coastal Grand - PetSmart	Myrtle Beach, SC	20,100	2,600	May-06	8.0%
Hanes Mall -	Winston-Salem, NC	66,000	10,200	Jul-06	10.0%
Dick’s Sporting Goods
		150,000	$ 21,036

Announced Properties in Pre-development at June 30, 2006
(Dollars in thousands)
		Total Estimated
		Project	Estimated
		Square	Opening
Property	Location	Feet	Date
The District at Cherryvale	Rockford, IL	82,000	Fall-07
Gulf Coast Town Center – Phase III (c)	Ft. Myers, FL	243,000	Fall-07
Alamance Crossing East	Burlington, NC	194,400	Summer-08
Pearland Town Center	Pearland, TX	700,000	Fall-08
		1,219,400

Announced Property Renovations and Redevelopments
(Dollars in thousands)		Total
		Project	CBL’s Share of
		Square	Total	Cost	Opening	Initial
Property	Location	Feet	Cost	To Date	Date	Yield
Mall Renovations:
CoolSprings Galleria	Nashville, TN	1,125,914	$ 15,914	$ 15,914	OPEN/May-06	NA
Madison Square	Huntsville, AL	932,452	11,500	5,284	Fall-06	NA
Chapel Hill Mall	Akron, OH	861,653	1,700	95	Fall-06	NA
Harford Mall	Baltimore, MD	490,458	7,400	3,354	Fall-06	NA
Park Plaza Mall	Little Rock, AR	1,371,870	13,800	8,076	Fall-06	NA
Wausau Center	Wausau, WI	429,970	3,300	452	Fall-06	NA
Northpark Mall	Joplin, MO	991,076	1,200	1,177	Fall-06	NA
Honey Creek Mall	Terre Haute, IN	680,890	3,900	98	Spring-07	NA

Redevelopments:
Burnsville Center	Burnsville, MN	82,900	13,000	10,915	OPEN/April-06	9.0%
Hickory Hollow Mall - former JCPenney	Nashville, TN	138,189	6,705	4,354	OPEN/June-06	8.5%
Hamilton Crossing	Chattanooga, TN	185,370	4,613	2,664	Sep-06	9.0%
Cary Town Center	Cary, NC	21,595	5,367	1,505	Nov-06	10.0%
		7,312,337	$ 88,399	$ 53,888
NA = Not Applicable

Properties Under Development at June 30, 2006
(Dollars in thousands)		Total
		Project		CBL’s Share of
		Square		Total		Cost	Opening	Initial
Property	Location	Feet		Cost		To Date	Date	Yield
Mall/Lifestyle Expansions:
The District at Valley View	Roanoke, VA	75,576		$ 19,700		$ 2,033	Nov-06/Mar-07	7.3%

Open-Air Center Expansions:
Southaven Town Center -
Books-A-Million	Southaven, MS	15,000		2,530		600	Aug-06	10.0%
Gulf Coast Town Center - Phase II (c)	Ft. Myers, FL	750,000		109,641	(a)	38,714	Oct-06/Mar-07	9.0%

Associated/Lifestyle Centers:
The Plaza at Fayette Mall	Lexington, KY	190,413	(b)	38,341		27,469	Jul/Oct-06	9.0%
The Shoppes at St. Clair	Fairview Heights, IL	84,055		26,956		17,576	Mar-07	7.0%
Milford Marketplace	Milford, CT	112,038		25,500		1,114	July-07	8.1%

Community Centers:
The Shops at Pineda Ridge	Melbourne, FL	170,009		6,584		2,878	Nov-06	9.0%
High Pointe Commons (c)	Harrisburg, PA	299,395		8,100		4,421	Oct-06	10.0%
Lakeview Point	Stillwater, OK	207,300		21,537		15,892	Oct-06	9.0%
Alamance Crossing East	Burlington, NC	622,600		94,357		35,281	Aug-07	8.4%
York Town Center (c)	York, PA	280,645		20,850		1,990	Oct-07	9.0%
		2,807,031		$ 374,096		$ 147,968

(a) Amounts shown are 100% of the cost and cost to date.
(b) Includes a 59,000 square foot Cinemark Theater, which opened in June 2006
(c) 50/50 Joint Venture

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

Dispositions

We received $105.3 million in net proceeds from the sales of five community centers in May 2006 and received $4.3 million in net proceeds from the sale of three outparcels during the six months ended June 30, 2006.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures and excluding minority investor’s share of capital expenditures, we spent $15.6 million during the six months ended June 30, 2006 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $4.4 million for the six months ended June 30, 2006 and included $1.5 million for roof repairs and replacements, $2.1 million for resurfacing and improved lighting of parking lots and $0.8 million for other capital expenditures. Renovation expenditures were $20.9 million for the six months ended June 30, 2006.

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

We receive management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from unconsolidated affiliates during the development period are recognized as revenue to the extent of the third-party partners’ ownership interest. Fees to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate.

Gains on sales of real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, our receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When we have an ownership interest in the buyer, gain is recognized to the extent of the third party partner’s ownership interest and the portion of the gain attributable to our ownership interest is deferred.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value will be charged to operations. We recorded an impairment charge of $0.3 million during the three months and the six months ended June 30, 2006 as a result of the true-up of certain estimated costs related to two of the community centers that were sold in May 2006. We had previously recognized an impairment loss of $1.0 million related to these community centers in the fourth quarter of 2005. We recognized an impairment charge of $0.3 million in the six months ended June 30, 2005, related to the sale of four community centers in January 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which we account for our joint ventures.

In June 2005, the FASB issued FSP 78-9-1, Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5. The EITF acknowledged that the consensus in EITF Issue No. 04-5 conflicts with certain aspects of Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures. The EITF agreed that the assessment of whether a general partner, or the general partners as a group, controls a limited partnership should be consistent for all limited partnerships, irrespective of the industry within which the limited partnership operates. Accordingly, the guidance in SOP 78-9 was amended in FSP 78-9-1 to be consistent with the guidance in EITF Issue No. 04-5. The effective dates for this FSP are the same as those mentioned above in EITF Issue No. 04-5. The adoption of FSP 78-9-1 did not result in any changes to the manner in which we account for our joint ventures.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact that the adoption of FIN 48 will have on our financial statements.

IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on the Company because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect the Company from the impact of inflation. These provisions include clauses enabling the Company to receive percentage rent based on tenant’s gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than ten years, which may enable the Company to replace existing leases with new leases at higher base and/or percentage rents if rents of the existing leases are below the then existing market rate. Most of the leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with generally accepted accounting principles (“GAAP”). The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated on the same basis. We define FFO available for distribution as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

We believe that FFO provides an additional indicator of the operating performance of our properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of well-maintained real estate assets have historically risen with market conditions, we believe that FFO enhances investors’ understanding of our operating performance. The use of FFO as an indicator of financial performance is influenced not only by the operations of our properties and interest rates, but also by our capital structure.

FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO increased 6.4% for the three months ended June 30, 2006 to $88.5 million compared to $83.2 million for the same period in 2005. FFO increased 7.8% for the six months ended June 30, 2006 to $185.1 million compared to $171.7 million for the same period in 2005. The New Properties generated 51% and 74% of the growth in FFO in the three-month and six-month periods, respectively.

The calculation of FFO is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common shareholders	$ 20,928	$ 20,783	$ 41,541	$ 46,154
Depreciation and amortization from:
Consolidated properties	54,471	43,321	109,237	84,595
Unconsolidated affiliates	3,365	2,210	6,643	3,920
Discontinued operations	-	18	515	30
Minority interest in earnings of operating partnership	17,726	16,895	35,855	37,721
Minority investors’ share of depreciation and amortization in shopping center properties	(568)	(289)	(1,107)	(651)
(Gain) loss on disposal of:
Operating real estate assets	38	397	38	174
Discontinued operations	(7,215)	54	(7,215)	86
Depreciation and amortization of non-real estate assets	(210)	(186)	(405)	(365)
Funds from operations	$ 88,535	$ 83,203	$ 185,102	$ 171,664

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

Based on our proportionate share of consolidated and unconsolidated variable rate debt at June 30, 2006, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $5.7 million and, after the effect of capitalized interest, annual earnings by approximately $5.3 million.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2006, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $72.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $74.7 million.

We did not have any derivative financial instruments during the six months ended June 30, 2006 or at June 30, 2005.

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

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, by providing information that is current as of June 30, 2006:

RISKS RELATED TO REAL ESTATE INVESTMENTS

Real property investments are subject to various risks, many of which are beyond our control, that could cause declines in the operating revenues and/or the underlying value of one or more of our Properties.

A number of factors may decrease the income generated by a retail shopping center property, including:

•	National, regional and local economic climates, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, and other factors which tend to reduce consumer spending on retail goods.

•	Local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants.
•	Increased operating costs, such as increases in real property taxes, utility rates and insurance premiums.
•	Perceptions by retailers or shoppers of the safety, convenience and attractiveness of the shopping center.
•	The willingness and ability of the shopping center’s owner to provide capable management and maintenance services.
•	The convenience and quality of competing retail properties and other retailing options, such as the Internet.

In addition, other factors may adversely affect the value of our Properties without affecting their current revenues, including:

•

Adverse changes in governmental regulations, such as local zoning and land use laws, environmental regulations or local tax structures that could inhibit our ability to proceed with development, expansion, or renovation activities that otherwise would be beneficial to our Properties.

•	Potential environmental or other legal liabilities that reduce the amount of funds available to us for investment in our Properties.
•

Any inability to obtain sufficient financing (including both construction financing and permanent debt), or the inability to obtain such financing on commercially favorable terms, to fund new developments, acquisitions, and property expansions and renovations which otherwise would benefit our Properties.

•	An environment of rising interest rates, which could negatively impact both the value of commercial real estate such as retail shopping centers and the overall retail climate.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in that real property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of investigation, removal or remediation of hazardous or toxic substances may be substantial. In addition, the presence of hazardous or toxic substances, or the failure to remedy environmental hazards properly, may adversely affect the owner’s or operator’s ability to sell or rent affected real property or to borrow money using affected real property as collateral.

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

There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. In addition, retailers at our Properties face competition for customers from:

•	Discount shopping centers
•	Outlet malls
•	Wholesale clubs
•	Direct mail

•	Telemarketing
•	Television shopping networks
•	Shopping via the Internet

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

Our properties are located principally in the southeastern and midwestern Unites States. Our properties located in the southeastern United States accounted for approximately 51.7% of our total revenues from all properties for the six months ended June 30, 2006 and currently include 42 Malls, 21 Associated Centers, one Community Center and one Office Building. Our properties located in the midwestern United States accounted for approximately 26.0% of our total revenues from all properties for the six months June 30, 2006 and currently include 20 Malls and three Associated Centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Certain of our shopping center properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in the best interests of the Company and our stockholders.

We own partial interests in eleven malls, eight associated centers, two community centers and one office building. We manage all of these properties except for Governor’s Square, Governor’s Plaza and Kentucky Oaks. A property manager affiliated with the managing general partner performs the property management services for these properties and receives a fee for its services. The managing partner of each of these three Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

With respect to Governor’s Square, Governor’s Plaza and Kentucky Oaks we do not have day-to-day operational control or control over certain major decisions, including the timing and amount of distributions, which could result in decisions by the managing general partner that do not fully reflect our interests. This includes decisions relating to the requirements that we must satisfy in order to maintain our status as a REIT for tax purposes. However, decisions relating to sales, expansion and disposition of all or substantially all of the assets and financings are subject to approval by the Operating Partnership.

Certain agreements with prior owners of Properties that we have acquired may inhibit our ability to enter into future sale or refinancing transactions affecting such Properties, which otherwise would be in the best interests of the Company and our stockholders.

Certain Properties that we originally acquired from third parties had unrealized gain attributable to the difference between the fair market value of such Properties and the third parties’ adjusted tax basis in the Properties immediately prior to their contribution of such Properties to the Operating Partnership pursuant to our acquisition. For this reason, a taxable sale by us of any of such Properties, or a significant reduction in the debt encumbering such Properties, could result in adverse tax consequences to the third parties who contributed these properties in exchange for interests in the Operating Partnership. Under the terms of these transactions, we have generally agreed that we either will not sell or refinance such an acquired Property for a number of years in any transaction that would trigger adverse tax consequences for the parties from whom we acquired such Property, or else we will reimburse such parties for all or a portion of the additional taxes they are required to pay as a result of the transaction. Accordingly, these agreements may cause us not to engage in future sale or refinancing transactions affecting such Properties which otherwise would be in the best interests of the Company and our stockholders, or may increase the costs to us of engaging in such transactions.

The loss or bankruptcy of a major tenant could negatively affect our financial position and results of operations.

In the six months ended June 30, 2006, no tenant accounted for 5% or more of revenues except for The Limited Stores Inc. (including Intimate Brands, Inc.), which accounted for approximately 5.0% of our total revenues. The loss or bankruptcy of this key tenant could negatively affect our financial position and results of operations.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the Nashville, Tennessee area Pittsburgh, PA, areas, which are two largest markets.

Our properties located in the Nashville, TN, and Pittsburgh, PA, metropolitan areas accounted for 5.8% and 5.0% of our revenues for the six months ended June 30, 2006, respectively. No other market accounted for more than 3.5% of our revenues for the six months ended June 30, 2006. Our financial position and results of operations will therefore be affected by the results experienced at properties located in the Nashville, TN and Pittsburgh, PA metropolitan areas.

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

The maximum U.S. federal income tax rate for dividends received by individual taxpayers recently was reduced generally from 38.6% to 15.0% (currently effective from January 1, 2003 through 2010). However, dividends payable by REITs are generally not eligible for such treatment. Although this legislation did not have a directly adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in a REIT, which could have an adverse impact on the market price of our stock.

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

Certain of the Operating Partnership’s lines of credit are conditioned upon the Operating Partnership continuing to be managed by certain members of its current senior management and by such members of senior management continuing to own a significant direct or indirect equity interest in the Operating Partnership (including any shares of our common stock owned by such members of senior management may hold in us). If the failure of one or more of these conditions resulted in the loss of these credit facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.

Our insurance coverage may change in the future, and may not include coverage for acts of terrorism.

The general liability and property casualty insurance policies on our Properties currently include loss resulting from acts of terrorism, whether foreign or domestic. The cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly post-September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2007, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties. We are unable at this time to predict whether we will continue our policy coverage as currently structured when our policies are up for renewal on December 31, 2006.

RISKS RELATED TO FEDERAL INCOME TAX LAWS

If we fail to qualify as a REIT in any taxable year, our funds available for distribution to stockholders will be reduced.

We intend to continue to operate so as to qualify as a REIT under the Internal Revenue Code. Although we believe that we are organized and operate in such a manner, no assurance can be given that we currently qualify and in the future will continue to qualify as a REIT. Such qualification involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification or its corresponding federal income tax consequences. Any such change could have a retroactive effect.

If in any taxable year we were to fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax on our taxable income at regular corporate rates. Unless entitled to relief under certain statutory provisions, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, the funds available for distribution to our stockholders would be reduced for each of the years involved. This would likely have a significant adverse effect on the value of our securities and our ability to raise additional capital. In addition, we would no longer be required to make distributions to our stockholders. We currently intend to operate in a manner designed to qualify as a REIT. However, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors, with the consent of a majority of our stockholders, to revoke the REIT election.

Any issuance or transfer of our capital stock to any person in excess of the applicable limits on ownership necessary to maintain our status as a REIT would be deemed void ab initio, and those shares would automatically be transferred to a non-affiliated charitable trust.

To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by vote, value or number of shares (other than Charles Lebovitz, our Chief Executive Officer, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code’s attribution rules). The affirmative vote of 66 2/3% of our outstanding voting stock is required to amend this provision.

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

To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all of our net capital gain or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at ordinary and capital gains corporate tax rates, as the case may be. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities’ contributing properties. The relatively low tax basis of such contributed properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.

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

Certain provisions of Delaware law, as well as of our amended and restated certificate of incorporation and bylaws, and agreements to which we are a party, may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements may be summarized as follows:

•

The Ownership Limit – As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by value (other than Charles Lebovitz, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code’s attribution rules). In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our board of directors.

•

Classified Board of Directors; Removal for Cause – Our certificate of incorporation provides for a board of directors divided into three classes, with one class elected each year to serve for a three-year term. As a result, at least two annual meetings of stockholders may be required for the stockholders to change a majority of our board of directors. In addition, our stockholders can only remove directors for cause and only by a vote of 75% of the outstanding voting stock. Collectively, these provisions make it more difficult to change the composition of our board of directors and may have the effect of encouraging persons considering unsolicited tender offers or other unilateral takeover proposals to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.

•

Advance Notice Requirements for Stockholder Proposals – Our bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 60 days nor more than 90 days prior to the meeting.

•	Vote Required to Amend Bylaws – A vote of 66 2/3% of the outstanding voting stock is necessary to amend our bylaws.

•

Stockholder Rights Plan – We have a stockholder rights plan, which may delay, deter or prevent a change in control unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. The rights plan generally would be triggered if an entity, group or person acquires (or announces a plan to acquire) 15% or more of our common stock. If such transaction is not approved by our board of directors, the effect of the stockholder rights plan would be to allow our stockholders to purchase shares of our common stock, or the common stock or other merger consideration paid by the acquiring entity, at an effective 50% discount.

•

Delaware Anti-Takeover Statute – We are a Delaware corporation and are subject to Section 203 of the Delaware General Corporation Law. In general, Section 203 prevents an “interested stockholder” (defined generally as a person owning 15% or more of a company’s outstanding voting stock) from engaging in a “business combination” (as defined in Section 203) with us for three years following the date that person becomes an interested stockholder unless:

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

•	Retained Property Interests – Members of our senior management own interests in certain real estate properties that were retained by them at the time of our initial public offering.

These consist primarily of outparcels at certain of our properties, which are being offered for sale through our management company. As a result, these members of our senior management have interests that could conflict with the interests of the Company, our shareholders and the Operating Partnership with respect to any transaction involving these properties.

•

Tax Consequences of the Sale or Refinancing of Certain Properties – Since certain of our properties had unrealized gain attributable to the difference between the fair market value and adjusted tax basis in such properties immediately prior to their contribution to the Operating Partnership, a taxable sale of any such properties, or a significant reduction in the debt encumbering such properties, could cause adverse tax consequences to the members of our senior management who owned interests in our predecessor entities. As a result, members of our senior management might not favor a sale of a property or a significant reduction in debt even though such a sale or reduction could be beneficial to us and the Operating Partnership. Our bylaws provide that any decision relating to the potential sale of any property that would result in a disproportionately higher taxable income for members of our senior management than for us and our stockholders, or that would result in a significant reduction in such property’s debt, must be made by a majority of the independent directors of the board of directors. The Operating Partnership is required, in the case of such a sale, to distribute to its partners, at a minimum, all of the net cash proceeds from such sale up to an amount reasonably believed necessary to enable members of our senior management to pay any income tax liability arising from such sale.

•

Interests in Other Entities; Policies of the Board of Directors – Certain entities owned in whole or in part by members of our senior management, including the construction company that built or renovated most of our properties, may continue to perform services for, or transact business with, us and the Operating Partnership. Furthermore, certain property tenants are affiliated with members of our senior management. Accordingly, although our bylaws provide that any contract or transaction between us or the Operating Partnership and one or more of our directors or officers, or between us or the Operating Partnership and any other entity in which one or more of our directors or officers are directors or officers or have a financial interest, must be approved by our disinterested directors or stockholders after the material facts of the relationship or interest of the contract or transaction are disclosed or are known to them, these affiliations could nevertheless create conflicts between the interests of these members of senior management and the interests of the Company, our shareholders and the Operating Partnership in relation to any transactions between us and any of these entities.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2006	-	-	-	-
May 1–31, 2006	14,910	$ 39.54	-	-
June 1–30, 2006	1,214	$ 38.40	-	-
Total	16,124	$ 39.45	-	-

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

We held our Annual Meeting of Shareholders on May 8, 2006. The matters that were submitted to a vote of shareholders and the related results are as follow:

1.	The following directors were re-elected to three-year terms that expire in 2009:

•	Martin J. Cleary (58,472,975 votes for and 1,840,104 votes against or withheld)
•	Matthew S. Dominski (59,175,845 votes for and 1,137,234 votes against or withheld)
•	John N. Foy (55,903,491 votes for and 4,409,588 votes against or withheld)

The following additional directors are presently serving three-year terms, which continue beyond the 2006 Annual Meeting of Shareholders:

•	Winston W. Walker (term expires in 2007),
•	Stephen D. Lebovitz (term expires in 2007),
•	Charles B. Lebovitz (term expires in 2008),
•	Claude M. Ballard (term expires in 2008),
•	Gary L. Bryenton (term expires in 2008), and
•	Leo Fields (term expires in 2008).

2.	Deloitte & Touche was ratified as our independent public accountants for our fiscal year ending December 31, 2006 (59,105,271 votes for and 1,207,807 votes against or abstentions).

ITEM 5:	Other Information

Effective June 6, 2006, the Company and First Tennessee Bank National Association (“First Tennessee”) entered into an agreement that amended and restated the Company’s $100.0 million secured credit facility with First Tennessee. The agreement was amended and restated to change the maturity date from June 1, 2007 to June 1, 2008, and to release two properties that served as collateral and add one property as substitute collateral. All other terms of the agreement remained unchanged.

A copy of the amended and restated agreement is filed as Exhibit 10.20.5 to this report, and the foregoing description is qualified by reference to such exhibit. Charles B. Lebovitz, the Company’s Chairman and Chief Executive Officer, currently serves as a local advisory director of First Tennessee Bank, N.A., Chattanooga, Tennessee.

ITEM 6:	Exhibits

The Exhibit Index attached to this report is incorporated by reference into this Item 6.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
/s/ John N. Foy John N. Foy Vice Chairman of the Board, Chief Financial Officer and Treasurer

Date: August 9, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
10.5.11	Form of Stock Restriction Agreement for 2006 restricted stock awards. (Incorporated by reference from the Company’s Current Report On Form 8-K, filed on May 24, 2006.)
10.20.5	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 6, 2006
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.