Form 10-Q
period 2006-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2006-11-09
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐ No ☒

As of November 6, 2006, there were 65,357,649 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:	Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Real estate assets:
Land	$ 769,655	$ 776,989
Buildings and improvements	5,781,710	5,698,669
	6,551,365	6,475,658
Less accumulated depreciation	(872,048)	(727,907)
	5,679,317	5,747,751
Real estate assets held for sale, net	--	63,168
Developments in progress	318,033	133,509
Net investment in real estate assets	5,997,350	5,944,428
Cash and cash equivalents	33,560	28,838
Receivables:
Tenant, net of allowance for doubtful accounts of $1,128 in 2006 and $3,439 in 2005	61,068	55,056
Other	9,304	6,235
Mortgage and other notes receivable	19,373	18,117
Investments in unconsolidated affiliates	87,819	84,138
Intangible lease assets and other assets	207,737	215,510
	$ 6,416,211	$ 6,352,322
LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$ 4,464,416	$ 4,341,055
Accounts payable and accrued liabilities	314,054	320,270
Total liabilities	4,778,470	4,661,325
Commitments and contingencies (Notes 3 and 8)
Minority interests	562,722	609,475
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2006 and 2005	20	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2006 and 2005	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2006 and 2005	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 64,778,624 and 62,512,816 shares issued and outstanding in 2006 and 2005, respectively	648	625
Additional paid - in capital	1,054,487	1,037,764
Deferred compensation	--	(8,895)
Accumulated other comprehensive income	907	288
Retained earnings	18,945	51,708
Total shareholders’ equity	1,075,019	1,081,522
	$ 6,416,211	$ 6,352,322

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Minimum rents	$ 156,136	$ 135,645	$ 457,746	$ 393,191
Percentage rents	3,413	3,114	11,716	12,963
Other rents	3,094	2,400	10,547	8,320
Tenant reimbursements	77,046	70,820	227,786	199,650
Management, development and leasing fees	1,181	11,109	3,945	17,927
Other	5,679	4,692	17,109	13,474
Total revenues	246,549	227,780	728,849	645,525
EXPENSES:
Property operating	41,389	40,306	119,113	108,473
Depreciation and amortization	62,604	45,453	171,841	130,048
Real estate taxes	20,266	16,020	60,059	47,332
Maintenance and repairs	13,846	12,373	40,112	36,607
General and administrative	9,402	10,221	28,051	28,641
Loss on impairment of real estate assets	--	--	274	262
Other	5,127	3,769	13,815	10,256
Total expenses	152,634	128,142	433,265	361,619
Income from operations	93,915	99,638	295,584	283,906
Interest income	2,009	1,937	5,687	6,214
Interest expense	(63,884)	(52,646)	(191,474)	(151,822)
Loss on extinguishment of debt	(935)	(44)	(935)	(928)
Gain on sales of real estate assets	3,901	46,485	6,831	53,581
Gain on sale of management contracts	-	21,619	-	21,619
Equity in earnings of unconsolidated affiliates	621	995	3,807	6,769
Minority interest in earnings:
Operating partnership	(12,075)	(49,455)	(47,930)	(87,176)
Shopping center properties	(1,402)	(1,086)	(2,663)	(3,661)
Income before discontinued operations	22,150	67,443	68,907	128,502
Operating income (loss) of discontinued operations	(173)	290	2,680	755
Gain (loss) on discontinued operations	2	2	7,217	(84)
Net income	21,979	67,735	78,804	129,173
Preferred dividends	(7,642)	(7,642)	(22,926)	(22,926)
Net income available to common shareholders	$ 14,337	$ 60,093	$ 55,878	$ 106,247
Basic per share data:
Income before discontinued operations, net of preferred dividends	$ 0.23	$ 0.95	$ 0.72	$ 1.68
Discontinued operations	(0.01)	--	0.16	0.01
Net income available to common shareholders	$ 0.22	$ 0.95	$ 0.88	$ 1.69
Weighted average common shares outstanding	64,174	62,940	63,616	62,693
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$ 0.22	$ 0.92	$ 0.71	$ 1.62
Discontinued operations	--	--	0.15	0.02
Net income available to common shareholders	$ 0.22	$ 0.92	$ 0.86	$ 1.64
Weighted average common and potential dilutive common shares outstanding	65,496	65,253	65,086	64,973

Dividends declared per common share	$ 0.4575	$ 0.40625	$ 1.3725	$ 1.21875

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 78,804	$ 129,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,610	85,836
Amortization	73,212	50,522
Amortization of debt premiums	(5,599)	(5,506)
Net amortization of above and below market leases	(9,739)	(4,551)
Gain on sales of real estate assets	(6,831)	(53,581)
Gain on sale of management contracts	-	(21,619)
(Gain) loss on disposal of discontinued operations	(7,217)	84
Abandoned development projects	294	474
Share-based compensation expense	4,934	3,520
Loss on extinguishment of debt	935	928
Equity in earnings of unconsolidated affiliates	(3,807)	(6,769)
Distributions of earnings from unconsolidated affiliates	6,517	5,637
Loss on impairment of real estate assets	274	262
Minority interest in earnings	50,593	90,837
Changes in:
Tenant and other receivables	(9,226)	6,247
Other assets	(4,682)	(4,549)
Accounts payable and accrued liabilities	(4,423)	(6,419)
Net cash provided by operating activities	268,649	270,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(279,287)	(244,778)
Acquisitions of real estate assets and other assets	-	(178,993)
Capitalized interest	(8,618)	(4,620)
Reduction of cash in escrow	(664)	-
Changes in other assets	(8,975)	(4,805)
Proceeds from sales of real estate assets	113,834	62,871
Proceeds from sale of management contracts	-	21,619
Additions to mortgage notes receivable	(300)	(859)
Payments received on mortgage notes receivable	155	13,186
Additional investments in and advances to unconsolidated affiliates	(14,524)	(19,203)
Distributions in excess of equity in earnings of unconsolidated affiliates	8,132	12,047
Purchase of minority interest in the Operating Partnership	(3,610)	(1,137)
Net cash used in investing activities	(193,857)	(344,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	742,082	395,460
Principal payments on mortgage and other notes payable	(613,122)	(145,644)
Additions to deferred financing costs	(5,365)	(3,175)
Proceeds from issuance of common stock	291	415
Costs related to issuance of preferred stock	-	(193)
Proceeds from exercises of stock options	6,987	8,006
Prepayment fees on extinguishment of debt	(557)	(1,977)
Distributions to minority interests	(84,187)	(67,433)
Dividends paid to holders of preferred stock	(22,927)	(23,572)
Dividends paid to common shareholders	(93,272)	(76,705)
Net cash (used in) provided by financing activities	(70,070)	85,182
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,722	11,036
CASH AND CASH EQUIVALENTS, beginning of period	28,838	25,766
CASH AND CASH EQUIVALENTS, end of period	$ 33,560	$ 36,802
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$ 189,512	$ 138,035

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers and community centers. CBL’s shopping center properties are located in 26 states, but primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).  At September 30, 2006, the Operating Partnership owned controlling interests in 72 regional malls, 27 associated centers (each adjacent to a regional shopping mall), two community centers and one office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls and three associated centers. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had two mall/lifestyle expansions, one open-air shopping center expansion, four associated/lifestyle centers and five community centers (two of which are owned in joint ventures) under construction at September 30, 2006. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2006, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 54.2% limited partner interest for a combined interest held by CBL of 55.8%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2006, CBL’s Predecessor owned a 15.1% limited partner interest, Jacobs owned a 19.9% limited partner interest and third parties owned a 9.2% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 6.2 million shares of CBL’s common stock at September 30, 2006, for a total combined effective interest of 20.4% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and

Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended September 30, 2006, are not necessarily indicative of the results to be obtained for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with CBL & Associates Properties, Inc.’s audited consolidated financial statements and notes thereto included in the CBL & Associates Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2005.

Note 2 – Joint Ventures

Investment in Unconsolidated Affiliates

At September 30, 2006, the Company had investments in the following 14 partnerships and joint ventures, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
Imperial Valley Commons L.P.	Imperial Valley Commons	60.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand-Myrtle Beach	50.0%
Mall of South Outparcel L.P.	Coastal Grand-Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
N. Dalton Bypass, LLC	Hammond Creek Commons	51.0%
Parkway Place L.P.	Parkway Place	45.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
York Town Center, LP	York Town Center	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended September 30,		Company’s Share for the Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$ 22,578	$ 24,656	$ 11,429	$ 8,638
Depreciation and amortization expense	(6,684)	(7,127)	(3,377)	(2,207)
Interest expense	(8,880)	(7,164)	(4,485)	(3,009)
Other operating expenses	(7,332)	(7,686)	(3,741)	(2,686)
Discontinued operations	-	69	-	6
Gain on sales of real estate assets	1,470	188	795	253
Net income	$ 1,152	$ 2,936	$ 621	$ 995

	Total for the Nine Months Ended September 30,		Company’s Share for the Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$ 69,573	$ 99,597	$ 35,075	$ 27,385
Depreciation and amortization expense	(19,807)	(24,935)	(10,020)	(6,127)
Interest expense	(25,987)	(28,273)	(13,154)	(9,069)
Other operating expenses	(20,456)	(27,794)	(10,396)	(8,267)
Discontinued operations	-	499	-	42
Gain on sales of real estate assets	4,283	4,674	2,302	2,805
Net income	$ 7,606	$ 23,768	$ 3,807	$ 6,769

Note 3 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at September 30, 2006 and December 31, 2005, respectively:

	September 30, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,488,207	6.00%	$ 3,281,939	6.02%
Variable-rate debt:
Recourse term loans on operating properties	-	-	292,000	5.33%
Construction loans	207,777	6.58%	76,831	5.76%
Lines of credit	768,432	6.17%	690,285	5.29%
Total variable-rate debt	976,209	6.25%	1,059,116	5.33%
Total	$ 4,464,416	6.06%	$ 4,341,055	5.85%

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

In July 2006, the Company obtained four separate ten-year, non-recourse loans totaling $317,000 that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average of 5.96%. The proceeds were used to retire $249,752 of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of three variable rate term loans totaling $189,150 and one fixed rate loan of $60,602. The Company recorded a loss on extinguishment of debt of $935 in the three months ended September 30, 2006 related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Unsecured Line of Credit

On August 22, 2006, the Company amended its unsecured credit facility with Wells Fargo Bank to increase the availability from $500,000 to $560,000, extend the maturity date from August 27, 2006 to August 27, 2008 plus three one-year extension options, amend certain financial covenants to provide the Company with enhanced borrowing flexibility, increase the limit on the maximum availability that the Company may request from $600,000 to $700,000 and add a letter of credit feature to the credit facility. The credit facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement. At September 30, 2006, the outstanding borrowings of $233,000 under the unsecured credit facility had a weighted average interest rate of 6.23%. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit had a weighted average interest rate of 6.14% at September 30, 2006. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2006:

Total Available	Total Outstanding	Maturity Date
$ 476,000	$ 475,232	February 2009
100,000	42,000	June 2008
20,000	1,000	March 2007
17,200	17,200	April 2008
$ 613,200	$ 535,432

In addition to the borrowings outstanding on the secured lines of credit, there were letters of credit totaling $2,071 that were also outstanding as of September 30, 2006.

In February 2006, the Company amended one of the secured credit facilities to increase the maximum availability from $373,000 to $476,000, extend the maturity date from February 26, 2006 to February 26, 2009 plus a one-year extension option, increase the minimum tangible net worth requirement, as defined, from $1,000,000 to $1,370,000 and increase the limit on the maximum availability that the Company may request from $500,000 to $650,000. In August 2006, the Company amended this secured credit facility to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.80% and to amend certain financial covenants to provide the Company with enhanced borrowing flexibility.

In June 2006, the Company amended its $100,000 secured credit facility to change the maturity date from June 1, 2007 to June 1, 2008 and to substitute certain collateral under the facility.

In August 2006, the Company amended one of its secured credit facilities to increase the availability from $10,000 to the greater of $17,200 or the borrowing base (as defined), to reduce the interest rate from LIBOR plus 1.00% to LIBOR plus 0.80%, to extend the maturity date from April 1, 2007 to April 1, 2008 and to amend certain financial covenants to provide the Company with enhanced borrowing flexibility.

Letters of Credit

At September 30, 2006, the Company had additional secured lines of credit with a total commitment of $37,345 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $27,036 at September 30, 2006.

Covenants and Restrictions

Twenty-seven malls, five associated centers, two community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Maturities

The weighted average remaining term of the Company’s consolidated debt was 5.0 years at September 30, 2006 and 4.7 years at December 31, 2005. The Company has debt of $119,834 that is scheduled to mature before September 30, 2007. The Company has extension options that will extend the maturity date of $79,730 of debt beyond September 30, 2007. The mortgage notes payable comprising the remaining $40,104 are expected to be retired or refinanced.

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

Holders of 63,881 J-SCUs and 4,000 J-SCUs exercised their conversion rights in June 2006 and August 2006, respectively. The Company elected to pay cash of $2,498 in exchange for these J-SCUs.

A holder of 499,578 J-SCUs exercised its conversion rights in September 2006. The Company has elected to exchange shares of common stock for these J-SCUs, which will be completed subsequent to September 30, 2006.

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

Three Months Ended September 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 227,799	$ 9,719	$ 1,896	$ 7,135	$ 246,549
Property operating expenses (1)	(78,178)	(2,347)	(774)	5,798	(75,501)
Interest expense	(53,526)	(1,121)	(711)	(8,526)	(63,884)
Other expense	-	-	-	(5,127)	(5,127)
Gain (loss) on sales of real estate assets	2,228	(5)	(15)	1,693	3,901
Segment profit and loss	$ 98,323	$ 6,246	$ 396	$ 973	105,938
Depreciation and amortization expense					(62,604)
General and administrative expense					(9,402)
Loss on extinguishment of debt					(935)
Interest income					2,009
Equity in earnings of unconsolidated affiliates					621
Minority interest in earnings					(13,477)
Income before discontinued operations					$ 22,150
Capital expenditures (2)	$ 100,566	$ 14,015	$ 1,110	$ 36,305	$ 151,996

Three Months Ended September 30, 2005	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 203,246	$ 8,379	$ 2,312	$ 13,843	$ 227,780
Property operating expenses (1)	(70,029)	(1,988)	(745)	4,063	(68,699)
Interest expense	(45,201)	(1,168)	(738)	(5,539)	(52,646)
Other expense	-	-	-	(3,769)	(3,769)
Gain on sales of real estate assets	1,180	-	2,408	42,897	46,485
Segment profit and loss	$ 89,196	$ 5,223	$ 3,237	$ 51,495	149,151
Depreciation and amortization expense					(45,453)
General and administrative expense					(10,221)
Loss on extinguishment of debt					(44)
Gain on sale of management contracts					21,619
Interest income					1,937
Equity in earnings of unconsolidated affiliates					995
Minority interest in earnings					(50,541)
Income before discontinued operations					$ 67,443
Capital expenditures (2)	$ 247,596	$ 5,002	$ 73,070	$ 41,222	$ 366,890
Nine Months Ended September 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 674,430	$ 28,109	$ 5,772	$ 20,538	$ 728,849
Property operating expenses (1)	(228,941)	(6,718)	(2,033)	18,408	(219,284)
Interest expense	(161,435)	(3,425)	(2,117)	(24,497)	(191,474)
Other expense	-	-	-	(13,815)	(13,815)
Gain on sales of real estate assets	2,224	1,054	33	3,520	6,831
Segment profit and loss	$ 286,278	$ 19,020	$ 1,655	$ 4,154	311,107
Depreciation and amortization expense					(171,841)
General and administrative expense					(28,051)
Loss on impairment of real estate assets					(274)
Loss on extinguishment of debt					(935)
Interest income					5,687
Equity in earnings of unconsolidated affiliates					3,807
Minority interest in earnings					(50,593)
Income before discontinued operations					$ 68,907
Total assets	$ 5,805,546	$ 279,228	$ 54,670	$ 276,767	$ 6,416,211
Capital expenditures (2)	$ 198,165	$ 37,862	$ 1,632	$ 88,838	$ 326,497
Nine Months Ended September 30, 2005	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$ 588,876	$ 25,173	$ 6,231	$ 25,245	$ 645,525
Property operating expenses (1)	(200,466)	(5,966)	(1,703)	15,723	(192,412)
Interest expense	(133,538)	(3,517)	(2,155)	(12,612)	(151,822)
Other expense	-	-	-	(10,256)	(10,256)
Gain on sales of real estate assets	1,200	-	4,084	48,297	53,581
Segment profit and loss	$ 256,072	$ 15,690	$ 6,457	$ 66,397	344,616
Depreciation and amortization expense					(130,048)
General and administrative expense					(28,641)
Loss on impairment of real estate assets					(262)
Loss on extinguishment of debt					(928)
Gain on sale of management contracts					21,619
Interest income					6,214
Equity in earnings of unconsolidated affiliates					6,769
Minority interest in earnings					(90,837)
Income before discontinued operations					$ 128,502
Total assets	$ 4,938,584	$ 270,593	$ 145,346	$ 267,566	$ 5,622,089
Capital expenditures (2)	$ 428,586	$ 15,127	$ 74,177	$ 121,453	$ 639,343

(1)        Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.

(2)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares outstanding	64,656	63,423	63,968	62,994
Effect of nonvested stock awards	(482)	(483)	(352)	(301)
Denominator – basic earnings per share	64,174	62,940	63,616	62,693
Dilutive effect of:
Stock options	1,136	1,722	1,245	1,819
Nonvested stock awards	138	357	165	239
Deemed shares related to deferred compensation arrangements	48	234	60	222
Denominator – diluted earnings per share	65,496	65,253	65,086	64,973

Note 7– Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes other comprehensive income of $458 and $310 in the three months ended September 30, 2006 and 2005, respectively, and $619 and $310 in the nine months ended September 30, 2006 and 2005, respectively. Other comprehensive income in all periods presented represents unrealized gain on marketable securities that are classified as available for sale. Comprehensive income was $22,437 and $68,045 for the three months ended September 30, 2006 and 2005, respectively, and $79,423 and $129,483 for the nine months ended September 30, 2006 and 2005, respectively.

Note 8- Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2006, was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

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

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2006, the total amount outstanding on these bonds was $21,205.

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

Historically, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Effective January 1, 2003, the Company elected to begin recording the expense associated with stock options granted after January 1, 2003, on a prospective basis in accordance with the fair value and transition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), share-based payments are not recorded as shareholders’ equity until the related compensation expense is recognized. Accordingly, the Company reclassified $8,895 from the deferred compensation line item in shareholders’ equity to additional-paid in capital as of January 1, 2006. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income available to common shareholders for the three months and nine months ended September 30, 2006 is $67 and $238 lower, respectively, than if it had continued to account for share-based compensation under SFAS No. 123.

The compensation cost that has been charged against income for the plan was $1,470 and $1,936 for the three months ended September 30, 2006 and 2005, and $5,235 and $3,872 for the nine months ended September 30, 2006 and 2005, respectively. Compensation cost resulting from share-based awards is recorded at the Management Company. The Management Company is a taxable entity; however, as a result of its recurring losses, a full valuation allowance has been recorded against its net deferred tax asset. Accordingly, the recognition of compensation cost or the tax deduction received upon the exercise or vesting of share-based awards, resulted in no tax benefits to the Company. Compensation cost capitalized as part of real estate assets was $248 and $126 for the three months ended September 30, 2006 and 2005, respectively, and $461 and $272 for the nine months ended September 30, 2006 and 2005, respectively.

Stock Options

Stock options issued under the plan allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in equal installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant; however, the independent directors may not sell, pledge or otherwise transfer their stock options during their board term or for one year thereafter. No stock options have been granted since 2002.

No stock-based compensation expense related to stock options granted prior to January 1, 2003, has been reflected in net income of periods ended prior to January 1, 2006, since these awards are being accounted for under APB No. 25 and all options granted had an exercise price equal to the fair value of the Company’s common stock on the date of grant. For SFAS No. 123 pro forma disclosure purposes, the fair value of stock options was determined as of the date of grant using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in the three months and the nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income available to common shareholders, as reported	$ 60,093	$ 106,247
Add: Stock-based compensation expense included in reported net income available to common shareholders	1,936	3,872
Less: Total stock-based compensation expense determined under fair value method	(2,033)	(4,194)
Pro forma net income available to common shareholders	$ 59,996	$ 105,925
Earnings per share:
Basic, as reported	$ 0.95	$ 1.69
Basic, pro forma	$ 0.95	$ 1.69
Diluted, as reported	$ 0.92	$ 1.64
Diluted, pro forma	$ 0.92	$ 1.63

The Company’s stock option activity for the nine months ended September 30, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,208,440	$ 13.89
Exercised	(558,860)	$ 12.50
Cancelled	(4,400)	$ 18.27
Outstanding at September 30, 2006	1,645,180	$ 14.35	3.8 years	$ 45,348
Vested or expected to vest at September 30, 2006	1,645,180	$ 14.35	3.8 years	$ 45,348
Options exercisable at September 30, 2006	1,499,180	$ 13.96	3.7 years	$ 41,896

No stock options have been granted since the adoption of SFAS No. 123 on January 1, 2003. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $4,387 and $6,869, respectively, and during the nine months ended September 30, 2006 and 2005, was $15,923 and $18,215, respectively.

Stock Awards

Under the plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vests either immediately at grant, in equal installments over a period of five years or in one installment at the end of periods up to five years. The Committee may also provide for the issuance of common stock under the plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the plan is determined based on the market price of the Company’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.

A summary of the status of the Company’s stock awards as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	387,506	$ 30.06
Granted	245,989	$ 39.70
Vested	(157,004)	$ 39.94
Forfeited	(8,620)	$ 35.21
Nonvested at September 30, 2006	467,871	$ 34.06

The weighted average grant-date fair value of shares granted during the nine months ended September 30, 2006 and 2005 was $39.70 and $39.00, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $6,270 and $3,442, respectively.

As of September 30, 2006, there was $13,244 of total unrecognized compensation cost related to nonvested stock options and stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.9 years.

Note 10 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2006 and 2005:

Nine Months Ended September 30,
	2006	2005
Additions to real estate assets accrued but not yet paid	$ 40,637	$ 25,253
Conversion of minority interest into common stock	$ 16,486	$ -
Note receivable received on sale of land	$ 1,110	$ -
Debt assumed to acquire property interests, including premiums	$ -	$ 61,206
Minority interest issued in acquisition of real estate assets	$ -	$ 40,881
Debt assumed by buyer on sales of real estate assets	$ -	$ 12,141

Note 11 – Discontinued Operations

During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274. Total revenues for these community centers were $61 and $1,251 for the three months ended September

30, 2006 and 2005, respectively. Total revenues for these community centers were $5,045 and $1,776 for the nine months ended September 30, 2006 and 2005, respectively. All prior periods presented have been restated to reflect the operations of these community centers as discontinued operations.

All five of these community centers were sold to Galileo America LLC (“Galileo America”) in connection with a put right the Company had previously entered into with Galileo America. The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering a total of three spaces in the properties sold to Galileo America. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of two years from the closing date. The Company had a liability of $610 at September 30, 2006 for the amounts to be paid over the remaining terms of the master lease obligations. To the extent the Company is relieved of its obligations under the master lease agreements as a result of leasing the spaces to third parties, the Company will recognize additional gain on sale of real estate assets.

Note 12 – Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which the Company accounts for its joint ventures.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No. 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB No. 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB No. 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 on its consolidated financial statements.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers and community centers. Our shopping center properties are located in 26 states, but primarily in the southeastern and midwestern United States.

As of September 30, 2006, we owned controlling interests in 72 regional malls, 27 associated centers (each adjacent to a regional shopping mall), two community centers and our office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of September 30, 2006, we owned non-controlling interests in seven regional malls and three associated centers. Because one or more of the other partners have substantive participating rights we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had two mall/lifestyle expansions, one open-air shopping center expansion,  four associated/lifestyle centers and five community centers (two of which are owned in joint ventures) under construction at September 30, 2006. We also hold options to acquire certain development properties owned by third parties.

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

RESULTS OF OPERATIONS

The following significant transactions impact the comparison of the results of operations for the three months and nine months ended September 30, 2006 to the results of operations for the comparable periods ended September 30, 2005:

•

We have acquired or opened eight malls, two open-air centers and two associated centers since January 1, 2005 (collectively referred to as the “New Properties”). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been owned or open for one complete calendar year. The New Properties are as follows:

Project Name	Location	Date Acquired / Opened
Acquisitions:
Laurel Park Place	Livonia, MI	June 2005
The Mall of Acadiana	Lafayette, LA	July 2005
Layton Hills Mall	Layton, UT	November 2005
Layton Hills Convenience Center	Layton, UT	November 2005
Oak Park Mall	Overland Park, KS	November 2005
Eastland Mall	Bloomington, IL	November 2005
Hickory Point Mall	Forsyth, IL	November 2005
Triangle Town Center (50/50 joint venture)	Raleigh, NC	November 2005
Triangle Town Place (50/50 joint venture)	Raleigh, NC	November 2005

Developments:
Imperial Valley Mall (60/40 joint venture)	El Centro, CA	March 2005
Southaven Towne Center	Southaven, MS	October 2005
Gulf Coast Town Center – Phase I (50/50 joint venture)	Ft. Myers, FL	November 2005

•	Properties that were in operation as of January 1, 2005 and September 30, 2006 are referred to as the “Comparable Properties.”

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenues

The $18.8 million increase in revenues resulted from an increase of $24.5 million attributable to the revenues from the New Properties, an increase of $3.0 million in revenues from the Comparable Properties, a decrease in management, development and leasing fees of $9.9 million resulting primarily from the sale of our management contracts with Galileo America, LLC (“Galileo America”)in August 2005, and an increase in other revenues of $1.2 million due to growth in our subsidiary that provides security and maintenance services to third parties.

Revenue growth of the Comparable Properties was negatively impacted by the continued loss of rental income from the store closures and bankruptcies that occurred in the first quarter of 2006. As discussed in the section Operational Review, this impacted our occupancy, and as a result, our cost recovery ratio decreased to 102.0% for the three months ended September 30, 2006, compared to 103.1% for the three months ended September 30, 2005.

Expenses

The $6.8 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $7.2 million from the New Properties offset by a reduction of $0.3 million attributable to the Comparable Properties.

The $17.2 million increase in depreciation and amortization expense resulted from increases of $13.6 million from the New Properties, of which $6.3 million is related to revisions that we made to the estimated useful lives of certain acquired assets and liabilities. The increase attributable to the Comparable Properties is $3.6 million and is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses decreased $0.8 million due to reductions in personnel as a result of the sale of our interest in Galileo America in August 2005. During the three months ended September 30, 2005, we recorded a one-time charge of $1.3 million related to the severance packages for individuals affected by the sale of our management and advisory contracts with Galileo America. Additionally, we have increased the number of developments in progress compared to the same period a year ago, which has resulted in a larger amount of overhead expense being capitalized than compared to the same period a year ago. These decreases were partially offset by annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other expense increased $1.4 million due to an increase in the operating expenses of our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest expense increased by $11.2 million due to the additional debt associated with the New Properties, the higher level of debt associated with the refinancing of four loans in July 2006 and an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

We recorded a loss on extinguishment of debt of $0.9 million as a result of retiring two loans prior to their scheduled maturity dates. The loss on extinguishment consisted of prepayment fees of $0.6 million and the write-off of unamortized deferred financing costs of $0.3 million.

Gain on Sales

Gain on sales of real estate assets of $3.9 million in the three months ended September 30, 2006 relates to the sale of three outparcels. Gain on sales of real estate assets of $46.5 million in the three months ended September 30, 2005 included $42.9 million of gains related to the redemption of our ownership interest in Galileo America, $1.3 million from the recognition of deferred gain related to properties that were previously sold to Galileo America and $2.3 million of gains on the sales of three outparcels.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $0.4 million due to several factors. First, we recognized our share of the losses generated by Triangle Town Center, in which our ownership interest was not acquired until November 2005. Second, there was an increase in our share of the losses of Parkway Place primarily due to an increase in the interest rate on its variable rate debt as compared to the prior year. Third, our share of the earnings of Kentucky Oaks Mall decreased as a result of a new state income tax that became effective.

These decreases were offset by our share of the earnings of Triangle Town Place, an associated center adjacent to Triangle Town Center in which we acquired an ownership interest in November 2005, an increase in our share of the earnings of Coastal Grand-Myrtle Beach due to its continued growth, an increase in our share of the earnings of Imperial Valley Mall attributable to gains on sales of outparcels and an increase from our share of gains on sales at High Pointe Commons.

Discontinued Operations

Discontinued operations in the three months ended September 30, 2006 reflect the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the three months ended September 30, 2005 represent the true up of estimated expenses to actual amounts for properties sold during previous periods, as well as the operations of community centers that were sold subsequent to September 30, 2005.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Revenues

The $83.3 million increase in revenues resulted from an increase of $74.5 million attributable to the New Properties, an increase in revenues of $19.3 million from the Comparable Properties, a decrease in management, development and leasing fees of $14.0 million resulting from the sale of our management contracts with Galileo America in August 2005, and an increase in other revenues of $3.6 million due to growth in our subsidiary that provides security and maintenance services to third parties. Our cost recovery ratio increased slightly to 103.9% for the nine months ended September 30, 2006, compared to 103.8% for the nine months ended September 30, 2005.

Revenue growth of the Comparable Properties was partially offset by the continued loss of rental income from the store closures and bankruptcies that occurred in the first quarter of 2006.

Expenses

The $26.9 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from an increase of $22.2 million attributable to the New Properties and $4.7 million from the Comparable Properties.

The $41.8 million increase in depreciation and amortization expense resulted from increases of $33.7 million from the New Properties, of which $6.3 million is related to revisions that we made to the estimated useful lives of certain acquired assets and liabilities. The increase of $8.1 million attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses decreased $0.6 million primarily as a result of reductions in personnel due to the sale of our interest in Galileo America in August 2005. During the nine months ended September 30, 2005, we recorded a one-time charge of $1.3 million related to the severance packages for individuals affected by the sale of our management and advisory contracts with Galileo America. Additionally, we have increased the number of developments in progress compared to the same period a year ago, which has resulted in a larger amount of overhead expense being capitalized than compared to the same period a year ago. These decreases were partially offset by annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other expense increased $3.6 million due to an increase of $3.7 million in the operating expenses of our subsidiary that provides security and maintenance services to third parties and a decrease of $0.1 million in write-offs of abandoned development projects.

Other Income and Expenses

Interest expense increased by $39.7 million primarily due to the additional debt associated with the New Properties and an increase in the weighted average interest rate of our variable-rate debt as compared to the same period of the prior year.

We recorded a loss on extinguishment of debt of $0.9 million as a result of retiring two loans prior to their scheduled maturity dates. The loss on extinguishment consisted of prepayment fees of $0.6 million and the write-off of unamortized deferred financing costs of $0.3 million.

Gain on Sales

Gain on sales of real estate assets of $6.8 million in the nine months ended September 30, 2006 relates to the sale of six outparcels. Gain on sales of real estate assets of $53.6 million in the nine months ended September 30, 2005 includes $44.2 million of gains related to the redemption of our ownership interest in Galileo America, $1.0 million from the recognition of deferred gain related to properties that were previously sold to Galileo America and $8.4 million of gains on the sales of ten outparcels.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $3.0 million because of the disposition of our ownership interest in Galileo America in August 2005, losses incurred at Triangle Town Center, in which our ownership interest was not acquired until November 2005, an increase in interest expense of Parkway Place due to a rise in the interest rate on its variable rate debt as compared to the prior year and a decrease in gains from outparcel sales at Imperial Valley Mall as compared to the prior year period. These decreases were partially offset by increases in earnings of our other unconsolidated affiliates.

Discontinued Operations

Discontinued operations in the nine months ended September 30, 2006 reflects the results of operations of five community centers that were sold during May 2006. Discontinued operations in the nine months ended September 30, 2005 are related to five community centers located throughout Michigan that were sold in March 2005, as well as the operations of community centers that were sold subsequent to September 30, 2005.

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

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2006	2005
Malls	92.5%	91.2%
Associated centers	3.9%	3.9%
Community centers	0.7%	1.0%
Mortgages, office building and other	2.9%	3.9%

Sales and Occupancy Costs

Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased by 4.5% on a comparable per square foot basis for the nine months ended September 30, 2006. Mall store sales also increased 4.5% (we previously reported 5.8% in our earnings release and the investor conference call script attached as exhibits to our Current Report on Form 8-K dated November 3, 2006) on a comparable per square foot basis to $340 per square foot for the trailing twelve months ended September 30, 2006.

Occupancy costs as a percentage of sales for the stabilized malls were 13.4% for the nine months ended September 30, 2006 and 2005.

Occupancy

The occupancy of the portfolio was as follows:
	At September 30,
	2006	2005
Total portfolio occupancy	92.6%	93.3%
Total mall portfolio	92.3%	93.2%
Stabilized malls	92.4%	93.4%
Non-stabilized malls	90.7%	88.0%
Associated centers	94.9%	94.5%
Community centers	88.3%	92.8%

Stabilized mall occupancy, and as a result, total portfolio occupancy, were negatively impacted by the vacancies that have occurred related to Casual Corner and Musicland. In the first quarter of 2006, 26 Casual Corner/Petite Sophisticate stores with 147,000 square feet terminated their leases early. We have made significant progress on re-leasing the vacant Casual Corner spaces and have over 56% of the space leased and committed at base rents that are 20% higher. Musicland closed 32 stores during the first quarter of 2006 totaling 114,000 square feet. We are also making significant progress on the Musicland space as we have nearly 50% of the space leased or committed. There can be no assurance, however, as to how soon the vacant stores will be fully re-leased. The occupancy numbers are still negatively impacted by the Casual Corner and Musicland vacancies, as over 92,000 square feet of the leased and committed space was not yet open at September 30, 2006. The periods of vacancy will continue to have an impact on 2006 operating results.

In addition to the Casual Corner and Musicland spaces, timing issues and relocations at several of the malls have impacted our occupancy. For example, Turtle Creek Mall in Hattiesburg, MS, which has historically maintained 100% occupancy, had a 15% decline in occupancy from the prior year. The principal reason for this was that three stores elected not to reopen after Hurricane Katrina. We have successfully re-leased these spaces to Hollister, S&K, Forever 21 and Man Alive with openings occurring in October 2006 and November 2006. These timing delays at Turtle Creek accounted for 10 basis points of the decline in mall occupancy this quarter. Several other malls experienced similar issues that impacted occupancy on a temporary basis.

Leasing

Average annual base rents per square foot were as follows for each property type:

At September 30,
	2006	2005
Stabilized malls	$ 26.74	$ 25.85
Non-stabilized malls	$ 26.80	$ 27.46
Associated centers	$ 10.78	$ 10.16
Community centers	$ 16.68	$ 9.00
Office	$ 19.47	$ 19.33

The following table presents the results we achieved in new and renewal leasing during the three months and nine months ended September 30, 2006 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

	Square Feet	Base Rent Per Square Foot Prior Lease (1)	Initial Base Rent Per Square Foot New Lease (2)	% Change Initial	Average Base Rent Per Square Foot New Lease (3)	% Change Average
Quarter:
Stabilized Malls	623,853	$ 23.99	$ 25.78	7.5%	$ 26.59	10.8%
Associated centers	32,163	12.20	12.39	1.6%	12.53	2.7%
Community centers	4,500	21.67	21.67	0.0%	21.67	0.0%
	660,516	$ 23.40	$ 25.10	7.3%	$ 25.87	10.6%

Year To Date:
Stabilized Malls	1,891,754	$ 25.23	$ 26.28	4.1%	$ 27.02	7.1%
Associated centers	66,075	14.47	15.10	4.3%	15.22	5.2%
Community centers	16,802	21.22	22.10	4.1%	22.35	5.3%
	1,974,631	$ 24.84	$ 25.87	4.1%	$ 26.59	7.1%

(1)	Represents the rent that was in place at the end of the lease term.
(2)	Represents the rent in place at beginning of the lease term.
(3)	Average base rent over the term of the new lease.

LIQUIDITY AND CAPITAL RESOURCES

There was $33.6 million of cash and cash equivalents as of September 30, 2006, an increase of $4.7 million from December 31, 2005. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2006, decreased by $1.9 million to $268.6 million from $270.5 million during the nine months ended September 30, 2005. This decrease is primarily due to an increase of $51.5 million in the amount of cash that was paid for interest on outstanding borrowings, excluding cash interest payments that were capitalized, as a result of higher debt levels and a higher weighted average interest rate on our debt portfolio. These decreases were mostly offset by increases related to the operations of the New Properties as well as improvements in the operations of the Comparable Properties.

Debt

During the nine months ended September 30, 2006, we borrowed $742.1 million under mortgage and other notes payable and paid $613.1 million to reduce outstanding borrowings under mortgage and other notes payable. We paid $5.3 million of costs directly related to borrowings and our credit facilities, as well as $0.6 million in prepayment fees related to the retirement of a loan before its schedule maturity date.

               The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
September 30, 2006:
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,488,207	$ (56,862)	$ 217,585	$ 3,648,930	5.97%
Variable-rate debt:
Recourse term loans on operating properties	-	-	26,600	26,600	6.33%
Construction loans	207,777	-	-	207,777	6.58%
Lines of credit	768,432	-	-	768,432	6.17%
Total variable-rate debt	976,209	-	26,600	1,002,809	6.26%
Total	$ 4,464,416	$ (56,862)	$ 244,185	$ 4,651,739	6.03%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
December 31, 2005:
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,281,939	$ (51,950)	$ 216,026	$ 3,446,015	5.99%
Variable-rate debt:
Recourse term loans on operating properties	292,000	-	26,600	318,600	5.33%
Construction loans	76,831	-	-	76,831	5.76%
Lines of credit	690,285	-	-	690,285	5.29%
Total variable-rate debt	1,059,116	-	26,600	1,085,716	5.33%
Total	$ 4,341,055	$ (51,950)	$ 242,626	$ 4,531,731	5.83%

	(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

We have four secured credit facilities with total availability of $613.2 million, of which $537.5 million was outstanding as of September 30, 2006. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 1.00%. We also pay a fee based on the amount of unused availability under our secured credit facility that has total availability of $476.0 million at a rate of 0.125% or 0.250%, depending on the level of unused availability.

In August 2006, we amended our $476.0 million secured credit facility to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.80% and to amend certain financial covenants to provide us with enhanced borrowing flexibility.

In August 2006, we amended our $10.0 million secured credit facility to increase the availability from $10.0 million to the greater of $17.2 million or the borrowing base (as defined), to reduce the interest rate from LIBOR plus 1.00% to LIBOR plus 0.80%, to extend the maturity date from April 1, 2007 to April 1, 2008 and to amend certain financial covenants to provide us with enhanced borrowing flexibility.

We have an unsecured credit facility with total availability of $560.0 million, of which $233.0 million was outstanding as of September 30, 2006. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage. In August 2006, we amended our unsecured credit facility to increase the availability from $500.0 million to $560.0 million, extend the maturity date from August 27, 2006 to August 27, 2008 plus three one-year extension options, amend certain financial covenants to provide us with enhanced borrowing flexibility, increase the limit on the maximum availability that we may request from $600.0 million to $700.0 million and add a letter of credit feature to the credit facility. Additionally, we pay an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

We also have secured and unsecured lines of credit with total availability of $37.3 million that can only be used to issue letters of credit. There was $27.0 million outstanding under these lines at September 30, 2006.

In July 2006, we obtained four separate ten-year, non-recourse loans totaling $317.0 million that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average of 5.96%. The proceeds of these loans were used to retire $249.8 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on the Company’s credit facilities. The loans that were retired consisted of three variable rate term loans of $189.2 million and one fixed rate loan of $60.6. The Company recorded a loss on extinguishment of debt of $0.9 million in July 2006 related to prepayment fees and the write-off of unamortized deferred financings costs.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at September 30, 2006

We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there is $134.8 million of debt that is scheduled to mature before September 30, 2007. There are extension options in place that will extend the maturity of $79.7 million of this debt beyond September 30, 2007. The remaining $54.1 million of debt that is maturing before September 30, 2007 is expected to be retired or refinanced.

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

Holders of 63,881 J-SCUs and 4,000 J-SCUs exercised their conversion rights in June 2006 and August 2006, respectively. The Company elected to pay cash of $2,498 in exchange for these J-SCUs.

A holder of 499,578 J-SCUs exercised its conversion rights in September 2006. The Company has elected to exchange shares of common stock for these J-SCUs, which will be completed subsequent to September 30, 2006.

During the nine months ended September 30, 2006, we received $7.3 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan.

During the nine months ended September 30, 2006, we paid dividends of $116.2 million to holders of our common stock and our preferred stock, as well as $84.2 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at September 30, 2006 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,137	$ 41.91	$ 4,867,302
8.75% Series B Cumulative Redeemable Preferred Stock	2,000	50.00	100,000
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			5,257,302
Company’s share of total debt			4,651,739
Total market capitalization			$ 9,909,041
Debt-to-total-market capitalization ratio			46.9%

(1) Stock price for common stock and operating partnership units equals the closing price of the common stock on September 29, 2006. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

As of September 30, 2006, our share of variable rate debt of $1.0 billion represents 10.1% of our total market capitalization and 21.6% of our share of total consolidated and unconsolidated debt.

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

               The following tables summarize our development projects as of September 30, 2006 (dollars in thousands):

Properties Opened Year-to-date
(Dollars in thousands)		Total
		Project	CBL's Share
		Square	of Total	Date	Initial
Property	Location	Feet	Cost	Opened	Yield
Mall Expansions:
Cross Creek Mall - Starbucks & Salsarita's	Fayetteville, NC	4,900	$ 1,036	Apr-06	10.0%
Southaven Town Center - Gordman's	Southaven, MS	59,000	7,200	Apr-06	8.6%
Coastal Grand - PetSmart	Myrtle Beach, SC	20,100	2,600	May-06	8.0%
Hanes Mall - Dick's Sporting Goods	Winston-Salem, NC	66,000	10,200	Jul-06	10.0%
Southaven Town Center - Books-A-Million	Southaven, MS	15,000	2,530	Oct-06	10.0%
		165,000	$ 23,566

Announced Properties in Pre-development at September 30, 2006
(Dollars in thousands)
		Total Estimated
		Project	Estimated
		Square	Opening
Property	Location	Feet	Date
The District at CherryVale	Rockford, IL	82,000	Fall-07
Gulf Coast Town Center - Phase III (a)	Ft. Myers, FL	187,000	Fall-07
Alamance Crossing East	Burlington, NC	194,400	Summer-08
Pearland Town Center	Pearland, TX	700,000	Fall-08
		1,163,400

Announced Property Renovations and Redevelopments
(Dollars in thousands)		Total
		Project	CBL's Share of
		Square	Total	Cost	Opening	Initial
Property	Location	Feet	Cost	To Date	Date	Yield
Mall Renovations:
CoolSprings Galleria	Nashville, TN	1,125,914	$ 17,709	$ 17,668	OPEN/May-06	NA
Madison Square	Huntsville, AL	932,452	11,500	10,409	Fall-06	NA
Chapel Hill Mall	Akron, OH	861,653	1,700	854	Fall-06	NA
Harford Mall	Baltimore, MD	490,458	7,400	6,372	Fall-06	NA
Park Plaza	Little Rock, AR	1,371,870	19,434	16,757	Fall-06	NA
Wausau Center	Wausau, WI	429,970	3,300	3,015	Fall-06	NA
Northpark Mall	Joplin, MO	991,076	11,335	8,416	Fall-06	NA
Honey Creek Mall	Terre Haute, IN	680,890	4,600	126	Spring-07	NA

Redevelopments:
Burnsville Center	Burnsville, MN	82,900	13,000	909	OPEN/April-06	9.0%
Hickory Hollow - former JCPenney	Nashville, TN	138,189	6,705	5,715	OPEN/June-06	8.5%
Hamilton Crossing	Chattanooga, TN	185,370	4,613	4,093	OPEN/Sept-06	10.8%
Cary Town Center	Cary, NC	21,595	4,720	3,225	Nov-06	10.8%
Mall del Norte - Theater	Laredo, TX	72,000	15,628	204	Spring-07	7.0%
		7,384,337	$ 121,644	$ 77,763

Properties Under Development at September 30, 2006
(Dollars in thousands)		Total
		Project		CBL's Share of
		Square		Total		Cost	Opening	Initial
Property	Location	Feet		Cost		To Date	Date	Yield
Mall/Lifestyle Expansions:
The District at Valley View	Roanoke, VA	75,576		$ 18,025		$ 5,303	Nov-06/Mar-07	8.1%
Brookfield Square Restaurant Addition	Brookfield, WI	19,500		6,470		2,879	Spring/Fall 2007	8.6%

Open-Air Center Expansions:
Gulf Coast Town Center - Phase II	Ft. Myers, FL	866,117		109,641	(b)	68,017	Nov-06/Mar-07	9.2%

Associated/Lifestyle Centers:
The Plaza at Fayette Mall	Lexington, KY	190,309	(c)	38,341		35,392	Jul/Nov-06	9.0%
The Shoppes at St. Clair	Fairview Heights, IL	84,080		27,487		22,073	Mar-07	7.0%
Milford Marketplace	Milford, CT	112,038		25,600		2,968	July-07	8.1%
Brookfield Square	Brookfield, WI	57,511		9,428		4,233	Spring/Fall 2007	8.6%

Community Centers:
Lakeview Point	Stillwater, OK	207,300		21,537		21,397	Oct-06	9.1%
High Pointe Commons (a)	Harrisburg, PA	299,395		8,100		7,078	Oct-06	11.3%
The Shops at Pineda Ridge	Melbourne, FL	169,974		6,445		5,811	Nov-06	9.7%
Alamance Crossing East	Burlington, NC	622,600		94,357		43,145	Aug-07	8.4%
York Town Center (a)	York, PA	280,645		20,926		3,918	Oct-07	9.4%
		2,969,679		$ 390,259		$ 217,955

(a) 50/50 joint venture.
(b) Amounts shown are 100% of the cost and cost to date.
(c) Includes a 59,000 square foot Cinemark Theater, which opened in June 2006.

There are construction loans in place for the development costs of Alamance Crossing, Gulf Coast Town Center, The Plaza at Fayette, High Pointe Commons, The Shoppes at St. Clair, Lakeview Pointe and York Town Center. A construction loan for Milford Marketplace is expected to be put in place during the first quarter of 2007. The remaining development costs will be funded with operating cash flows and the credit facilities.

We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Dispositions

We received $105.3 million in net proceeds from the sales of five community centers in May 2006 and received $8.5 million in net proceeds from the sale of six outparcels during the nine months ended September 30, 2006.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures and excluding minority investor’s share of capital expenditures, we spent $31.1 million during the nine months ended September 30, 2006 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $16.1 million for the nine months ended September 30, 2006 and included $5.6 million for roof repairs and replacements, $6.2 million for resurfacing and improved lighting of parking lots and $4.3 million for other capital expenditures. Renovation expenditures were $48.2 million for the nine months ended September 30, 2006.

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value will be charged to operations. We recorded an impairment charge of $0.3 million during the nine months ended September 30, 2006 as a result of the true-up of certain estimated costs related to two of the community centers that were sold in May 2006. We had previously recognized an impairment loss of $1.0 million related to these community centers in the fourth quarter of 2005. We recognized an impairment charge of $0.3 million in the nine months ended September 30, 2005 related to the sale of four community centers in January 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships are required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which we account for our joint ventures.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We are currently evaluating the impact of adopting SFAS No. 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No. 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB No. 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB No. 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108 on our consolidated financial statements.

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

FUNDS FROM OPERATIONS

Funds From Operations (“FFO”) is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with generally accepted accounting principles (“GAAP”). The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and minority interests. Adjustments for unconsolidated partnerships and joint ventures and minority interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

We present both FFO of our operating partnership and FFO allocable to common shareholders, as we believe that both are useful performance measures. We believe FFO of our operating partnership is a useful performance measure since we conduct substantially all of our business through our operating partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the minority interest in our operating partnership. We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income available to common shareholders.

In our reconciliation of net income available to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back minority interest in earnings of our operating partnership in order to arrive at FFO of our operating partnership. We then apply a percentage to FFO of our operating partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted average number of common shares outstanding for the period and dividing it by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

FFO does not represent cash flows from operations as defined by accounting principles generally accepted in the United States, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO allocable to common shareholders decreased 18.9% for the three months ended September 30, 2006 to $50.9 million compared to $62.8 million for the same period in 2005. FFO allocable to common shareholders decreased 2.8% for the nine months ended September 30, 2006 to $152.6 million compared to $157.1 million for the same period in 2005.

FFO of our operating partnership decreased 19.9% for the three months ended September 30, 2006 to $91.7 million compared to $114.4 million for the same period in 2005. FFO of our operating partnership decreased 3.3% for the nine months ended September 30, 2006 to $276.8 million compared to $286.1 million for the same period in 2005.

FFO allocable to common shareholders and FFO of our operating partnership for the three months and nine months ended September 30, 2005 include gains of $30.7 million and $72.5 million, respectively, related to the redemption of our ownership interest in Galileo America and the sale of the related management contracts. The New Properties generated 100% and 73% of the growth in FFO in the three-month and nine-month periods, respectively.

The reconciliation of net income available to common shareholders to FFO allocable to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income available to common shareholders	$ 14,337	$ 60,093	$ 55,878	$ 106,247
Minority interest in earnings of operating partnership	12,075	49,455	47,930	87,176
Depreciation and amortization from:
Consolidated properties	62,604	45,453	171,841	130,048
Unconsolidated affiliates	3,377	2,207	10,020	6,127
Discontinued operations	-	585	515	615
Non-real estate assets	(218)	(188)	(623)	(962)
Minority investors’ share of depreciation and amortization in shopping center properties	(568)	(311)	(1,675)	(553)
(Gain) loss on:
Sales of operating real estate assets	49	(42,882)	87	(42,708)
Discontinued operations	(2)	(2)	(7,217)	84
Funds from operations of our operating partnership	91,654	114,410	276,756	286,074
Percentage allocable to common shareholders(1)	55.55%	54.86%	55.14%	54.90%
FFO allocable to common shareholders	$ 50,910	$ 62,761	$ 152,604	$ 157,052

(1) Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

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

Based on our proportionate share of consolidated and unconsolidated variable rate debt at September 30, 2006, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $5.0 million and, after the effect of capitalized interest, annual earnings by approximately $4.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2006, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $77.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $79.9 million.

We did not have any derivative financial instruments during the nine months ended September 30, 2006.

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

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, by providing information that is current as of September 30, 2006:

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

Our properties are located principally in the southeastern and midwestern Unites States. Our properties located in the southeastern United States accounted for approximately 51.3% of our total revenues from all properties for the nine months ended September 30, 2006 and currently include 42 malls, 19 associated centers, one community center and one office building. Our properties located in the midwestern United States accounted for approximately 25.7% of our total revenues from all properties for the nine months September 30, 2006 and currently include 21 malls and three associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

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

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our properties in the Nashville, TN, the Pittsburgh, PA, and Kansas City, KS metropolitan areas, which are our three largest markets.

Our properties located in the Nashville, TN, Pittsburgh, PA, and Kansas City (Overland Park), KS metropolitan areas accounted for 5.7%, 5.0% and 4.0% of our revenues for the nine months ended September 30, 2006, respectively. No other market accounted for more than 3.2% of our revenues for the nine months ended September 30, 2006. Our financial position and results of operations will therefore be affected by the results experienced at properties located in these metropolitan areas.

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

Certain of the Operating Partnership’s lines of credit are conditioned upon the Operating Partnership continuing to be managed by certain members of its current senior management and by such members of senior management continuing to own a significant direct or indirect equity interest in the Operating Partnership (including any shares of our common stock owned by such members of senior management). If the failure of one or more of these conditions resulted in the loss of these credit facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.

Our insurance coverage may change in the future, and may not include coverage for acts of terrorism.

The general liability and property casualty insurance policies on our Properties currently include loss resulting from acts of terrorism, whether foreign or domestic. The cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly post-September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2007, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties. We anticipate that we will be able to continue our policy coverage as currently structured when our policies are up for renewal on December 31, 2006.

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

•	Vote Required to Amend Bylaws – A vote of 66 2/3 of the outstanding voting stock is necessary to amend our bylaws.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
July 1–31, 2006	-	-	-	-
August 1-31, 2006	1,016	$ 39.05	-	-
September 1–30, 2006	-	-	-	-
Total	1,016	$ 39.05	-	-

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

CBL & ASSOCIATES PROPERTIES, INC.
/s/ John N. Foy John N. Foy Vice Chairman of the Board, Chief Financial Officer and Treasurer

Date: November 9, 2006

INDEX TO EXHIBITS

Exhibit Number	Description
10.17.5

Amended and Restated Unsecured Credit Agreement dated as of August 22, 2006 by and among CBL & Associates Limited Partnership, as Borrower, CBL & Associates Properties, Inc., as Parent, solely for the purposes set forth in Section 12.19., the Financial Institutions Party Hereto and Their Assignees Under Section 12.5., as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and Co-Lead Arranger, KeyBanc Capital Markets, as Co-Lead Arranger, KeyBank National Association, as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent, and LaSalle Bank National Association, as Documentation Agent (Incorporated by reference from the Company’s Current Report On Form 8-K, filed on August 25, 2006.)

10.17.6

Fourth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated August 29, 2006 (Incorporated by reference from the Company’s Current Report On Form 8-K, filed on September 1, 2006.)

10.19.4

Third Amendment to Third Amended and Restated Loan Agreement by and between CBL & Associates Limited Partnership and SunTrust Bank, dated August 29, 2006 to be effective as of April 1, 2006 (Incorporated by reference from the Company’s Current Report On Form 8-K, filed on September 1, 2006.)

10.19.5

Fourth Amended and Restated Revolving Credit Note of CBL & Associates Limited Partnership Payable to the Order of SunTrust Bank, dated August 29, 2006 to be effective as of April 1, 2006 (Incorporated by reference from the Company’s Current Report On Form 8-K, filed on September 1, 2006.)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
14.1

Second Amendment To Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (Incorporated by reference from the Company’s Current Report On Form 8-K, filed on September 12, 2006.)

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