Form 10-K/A
period 2005-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2006-12-27
CIK 910612

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Form 10-K is to correct the Officer Certifications filed as Exhibits 32.1 and 32.2, and to update our consolidated financial statements to reflect the application of the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as a result of the sale of three community centers that were sold in May 2006.

The Officer Certifications filed as Exhibits 32.1 and 32.2 contained inadvertent typographical errors identifying the Form 10-K for the year ending December 31, 2004 instead of the Form 10-K for the year ending December 31, 2005 at the time they were filed with the original Form 10-K on March 15, 2006. The Company is filing as exhibits to this Amendment No. 1 to Form 10-K the certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as a currently dated consent of the Company's Independent Registered Public Accounting Firm.

This Amendment No. 1 to Form 10-K also updates our Form 10-K, as originally filed on March 15, 2006, to reclassify the operations of the three properties we sold in May 2006 to discontinued operations in all periods presented in accordance with the provisions of SFAS No. 144, since they have been reflected as discontinued operations for each period presented in our quarterly reports on Form 10-Q filed during the year ending December 31, 2006. This Amendment No. 1 to Form 10-K/A reflects updates to Items 6, 7, 8, 9A and 15 of our Form 10-K to reflect the three community centers sold in May 2006 as discontinued operations.

Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 15, 2006 filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report in any way other than as described above.

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

(In thousands, except per share data)
                                                                         Year Ended December 31, (1)
                                                       -------------------------------------------------------------------
                                                          2005         2004           2003          2002          2001
                                                       ----------    ----------     ----------    ----------    ----------
 Total revenues(2)                                      $907,459      $781,143       $690,127      $607,018      $546,735
 Total expenses(2)                                       504,993       437,668        374,399       324,229       289,186
                                                       ----------    ----------     ----------    ----------    ----------
 Income from operations                                  402,466       343,475        315,728       282,789       257,549
 Interest income                                           6,831         3,355          2,485         1,853         1,891
 Interest expense                                       (208,183)     (177,219)      (153,321)     (142,908)     (156,404)
 Loss on extinguishment of debt                           (6,171)            -           (167)       (3,872)      (13,558)
 Gain on sales of real estate assets                      53,583        29,272         77,765         2,804        10,649
 Gain on sale of management contracts                     21,619             -              -             -             -
 Equity in earnings of unconsolidated affiliates           8,495        10,308          4,941         8,215         7,155
 Minority interest in earnings:
 Operating partnership                                  (112,061)      (85,186)      (106,532)      (64,251)      (49,643)
 Shopping center properties                               (4,879)       (5,365)        (2,758)       (3,280)       (1,654)
                                                       ----------    ----------     ----------    ----------    ----------
 Income before discontinued operations                   161,700       118,640        138,141        81,350        55,985
 Discontinued operations                                     775         2,471          5,998         3,556         4,923
                                                       ----------    ----------     ----------    ----------    ----------
 Net income                                              162,475       121,111        144,139        84,906        60,908
 Preferred dividends                                     (30,568)      (18,309)       (19,633)      (10,919)       (6,468)
                                                       ----------    ----------     ----------    ----------    ----------
 Net income available to common shareholders            $131,907      $102,802       $124,506      $ 73,987      $ 54,440
                                                       ==========    ==========     ==========    ==========    ==========
 Basic earnings per common share:
 Income before discontinued operations, net
         of preferred dividends                         $   2.09      $   1.63       $   1.98      $   1.23      $   0.98
                                                       ==========    ==========     ==========    ==========    ==========
 Net income available to common shareholders            $   2.10      $   1.67       $   2.08      $   1.29      $   1.07
                                                       ==========    ==========     ==========    ==========    ==========
 Weighted average shares outstanding                      62,721        61,602         59,872        57,380        50,716
 Diluted earnings per common share:
 Income before discontinued operations, net
         of preferred dividends                         $   2.02      $   1.57       $   1.90      $   1.19      $   0.96
                                                       ==========    ==========     ==========    ==========    ==========
 Net income available to common shareholders            $   2.03      $   1.61       $   2.00      $   1.25      $   1.05
                                                       ==========    ==========     ==========    ==========    ==========
 Weighted average shares and potential dilutive
     common shares outstanding                            64,880        64,004         62,386        59,336        51,666
 Dividends declared per common share                    $   1.77      $   1.49       $   1.35      $   1.16      $   1.07

                                                                              December 31, (1)
                                                        ------------------------------------------------------------------
                                                          2005         2004           2003          2002          2001
                                                       ----------    ----------     ----------    ----------    ----------
 BALANCE SHEET DATA:
 Net investment in real estate assets                 $5,944,428    $4,894,780     $3,912,220    $3,611,485    $3,201,622
 Total assets                                          6,352,322     5,204,500      4,264,310     3,795,114     3,372,851
 Total mortgage and other notes payable                4,341,055     3,371,679      2,738,102     2,402,079     2,315,955
 Minority interests                                      609,475       566,606        527,431       500,513       431,101
 Shareholders' equity                                  1,081,522     1,054,151        837,300       741,190       522,008
 OTHER DATA:
 Cash flows provided by (used in):
 Operating activities                                   $389,574      $339,197       $274,349      $273,923      $213,075
 Investing activities                                   (712,508)     (608,651)      (312,366)     (274,607)     (201,245)
 Financing activities                                    326,006       274,888         44,994         3,902        (6,877)
 Funds From Operations (FFO) (3)
 of the Operating Partnership                           $389,958      $310,405       $271,589      $235,474      $182,687
 FFO applicable to the Company                           213,596       169,725        146,552       126,127        94,945

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

Results of Operations

Comparison  of the Year Ended  December 31, 2005 to the Year Ended  December 31,
2004

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2005, compared to the year ended December 31, 2004:

     |X| Since January 1, 2004, we have acquired or opened 17 malls, two open-air centers and five associated centers (collectively referred to as the "2005 New Properties"). The 2005 New Properties are as follows:

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

New Developments:
-----------------
Coastal Grand-Myrtle Beach                      Myrtle Beach, SC                   March 2004
The Shoppes at Panama City                      Panama City, FL                    March 2004
Imperial Valley Mall                            El Centro, CA                      March 2005
Southaven Towne Center                          Southaven, MS                      October 2005
Gulf Coast Town Center - Phase I (50/50 joint
venture)                                        Ft. Myers, FL                      November 2005

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

Revenues

     The $126.3 million increase in revenues was primarily attributable to increases of $92.2 million from the 2005 New Properties and $30.4 million from the 2005 Comparable Properties. These increases were offset by a reduction in revenues of $7.0 million related to the community centers that were sold to Galileo America in January 2005.

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

Operating Expenses

     Property operating expenses including real estate taxes and maintenance and repairs, increased as a result of increases of $29.7 million from the 2005 New Properties and $1.6 million from the 2005 Comparable Properties. This was offset by a decrease of $2.6 million related to the community centers that were sold to Galileo America in January 2005.

     The increase in depreciation and amortization expense resulted from increases of $28.6 million from the 2005 New Properties and $8.9 million from the 2005 Comparable Properties. The increase attributable to the 2005 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

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

     Discontinued operations for 2005 represent the operations of the six community centers we sold during 2005, the operations of the two community centers that were classified as held for sale as of December 31, 2005 and the operations of three community centers that were sold in May 2006. Discontinued operations during 2004 reflect the results of two community centers that we sold during 2004, as well as the results of the properties described in the previous sentence.

Comparison  of the Year Ended  December 31, 2004 to the Year Ended  December 31,
2003

     The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2004, compared to the year ended December 31, 2003:

     |X| Since January 1, 2003, we have acquired or opened 15 malls, six associated centers and two community centers (collectively referred to as the "2004 New Properties"). The 2004 New Properties are as follows:

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

New Developments:
-----------------
The Shoppes at Hamilton Place        Chattanooga, TN                  May 2003
Waterford Commons                    Waterford, CT                    September 2003
Wilkes-Barre Township Marketplace    Wilkes-Barre Township, PA        March 2004
Coastal Grand-Myrtle Beach           Myrtle Beach, SC                 March 2004
The Shoppes at Panama City           Panama City, FL                  March 2004

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

Revenues

     The $87.4 million increase in revenues was primarily attributable to increases of $116.0 million from the 2004 New Properties, $7.5 million related to the PPG Properties and $2.1 million from the 2004 Comparable Properties. These increases were offset by a reduction in revenues of $42.5 million related to the community centers that were sold to Galileo America in October 2003 and January 2004.

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

Operating Expenses

     Property operating expenses including real estate taxes and maintenance and repairs, increased as a result of increases of $39.8 million from the 2004 New Properties and $2.2 million from the PPG Properties, offset by decreases of $9.4 million related to the community centers that were sold to Galileo America and $15.1 million in operating expenses of the 2004 Comparable Properties.

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

     We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

                                                  Year Ended December 31,
                                              ---------------------------------
                                                    2005             2004
                                              ----------------- ---------------
Malls                                               91.2%           90.2%
Associated centers                                   3.8%            4.1%
Community centers                                    0.9%            2.3%
Mortgages, office building and other                 4.1%            3.4%

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

     The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

                                                                                   Year Ended December 31,
                                                                       -------------------------------------------------
                                                                           2005              2004           2003
                                                                       -------------------------------------------------
 Net income available to common shareholders                            $ 131,907         $ 102,802         $ 124,506
 Depreciation and amortization from:
      Consolidated properties                                             179,474           142,004           112,826
      Unconsolidated affiliates                                             9,210             6,144             4,307
      Discontinued operations                                               2,037               626               965
 Minority interest in earnings of operating partnership                   112,061            85,186           106,532
 Gain on sales of operating real estate assets                            (42,562)          (23,696)          (71,886)
 Minority investors' share of depreciation and amortization                (1,390)           (1,230)           (1,111)
 (Gain) loss on discontinued operations                                        82              (845)           (4,042)
 Depreciation and amortization of non-real estate assets                     (861)             (586)             (508)
                                                                       -------------    -------------     -------------
 FFO                                                                    $ 389,958         $ 310,405         $ 271,589
                                                                       =============    =============     =============

 FFO applicable to our shareholders                                     $ 213,596         $ 169,725         $ 146,552
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

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 10, 2006, except for the effects of the second paragraph of Note 22 as to which the date is December 26, 2006, expressed an unqualified opinion on those financial statements and financial statement schedules.

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
Dated: December 27, 2006

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



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 10, 2006, except for the effect of the second paragraph of Note 22 as to which the date is December 26, 2006

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

                        CBL & Associates Properties, Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                              Year Ended December 31,
                                                                       -------------------------------------
                                                                          2005        2004          2003
                                                                       -------------------------------------
 REVENUES:
   Minimum rents                                                        $ 548,423    $ 476,305    $ 426,247
   Percentage rents                                                        23,157       15,951       12,900
   Other rents                                                             17,674       16,102       12,633
   Tenant reimbursements                                                  278,199      245,989      218,646
   Management, development and leasing fees                                20,521        9,791        5,525
   Other                                                                   19,485       17,005       14,176
                                                                      -------------------------------------
     Total revenues                                                       907,459      781,143      690,127
                                                                      -------------------------------------
 EXPENSES:
   Property operating                                                     151,108      139,327      128,782
   Depreciation and amortization                                          179,474      142,004      112,825
   Real estate taxes                                                       67,982       58,032       51,319
   Maintenance and repairs                                                 50,454       43,514       39,589
   General and administrative                                              39,197       35,338       30,395
   Loss on impairment of real estate assets                                 1,334        3,080            -
   Other                                                                   15,444       16,373       11,489
                                                                      -------------------------------------
     Total expenses                                                       504,993      437,668      374,399
                                                                      -------------------------------------
 Income from operations                                                   402,466      343,475      315,728
 Interest income                                                            6,831        3,355        2,485
 Interest expense                                                        (208,183)    (177,219)    (153,321)
 Loss on extinguishment of debt                                            (6,171)           -         (167)
 Gain on sales of real estate assets                                       53,583       29,272       77,765
 Gain on sales of management contracts                                     21,619            -            -
 Equity in earnings of unconsolidated affiliates                            8,495       10,308        4,941
 Minority interest in earnings:
   Operating Partnership                                                 (112,061)     (85,186)    (106,532)
   Shopping center properties                                              (4,879)      (5,365)      (2,758)
                                                                      -------------------------------------
 Income before discontinued operations                                    161,700      118,640      138,141
 Operating income of discontinued operations                                  857        1,626        1,956
 Gain (loss) on discontinued operations                                       (82)         845        4,042
                                                                      -------------------------------------
 Net income                                                               162,475      121,111      144,139
 Preferred dividends                                                      (30,568)     (18,309)     (19,633)
                                                                      -------------------------------------
 Net income available to common shareholders                            $ 131,907    $ 102,802    $ 124,506
                                                                      =====================================
 Basic per share data:
   Income before discontinued operations, net of preferred dividends    $    2.09    $    1.63    $    1.98
   Discontinued operations                                                   0.01         0.04         0.10
                                                                      -------------------------------------
   Net income available to common shareholders                          $    2.10    $    1.67    $    2.08
                                                                      =====================================
   Weighted average common shares outstanding                              62,721       61,602       59,872
 Diluted per share data:
   Income before discontinued operations, net of preferred dividends    $    2.02    $    1.57    $    1.90
   Discontinued operations                                                   0.01         0.04         0.10
                                                                      -------------------------------------
   Net income available to common shareholders                          $    2.03    $    1.61    $    2.00
                                                                      =====================================
   Weighted average common and potential dilutive
     common shares outstanding                                             64,880       64,004       62,386

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

                                                                               2005           2004
                                                                          -------------- -------------
Total revenues                                                                 $971,647      $867,658
Total expenses                                                                 (549,938)     (499,451)
                                                                          -------------- -------------
Income from operations                                                         $421,709      $368,207
                                                                          ============== =============
Income before discontinued operations                                          $153,319      $108,987
                                                                          ============== =============
Net income available to common shareholders                                    $123,526      $ 93,149
                                                                          ============== =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends          $   1.96      $   1.47
    Net income available to common shareholders                                $   1.96      $   1.51
Diluted per share data:
    Income before discontinued operations, net of preferred dividends          $   1.89      $   1.42
    Net income available to common shareholders                                $   1.90      $   1.46

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

                                                                              2004           2003
                                                                          -------------- -------------
Total revenues                                                                $ 836,672     $ 809,825
Total expenses                                                                 (470,833)     (444,688)
                                                                          -------------- -------------
Income from operations                                                        $ 365,839     $ 365,137
                                                                          ============== =============
Income before discontinued operations                                         $ 120,881     $ 145,198
                                                                          ============== =============
Net income available to common shareholders                                   $ 105,043     $ 131,563
                                                                          ============== =============
Basic per share data:
    Income before discontinued operations, net of preferred dividends         $    1.67     $    2.10
    Net income available to common shareholders                               $    1.71     $    2.20
Diluted per share data:
    Income before discontinued operations, net of preferred dividends         $    1.60     $    2.01
    Net income available to common shareholders                               $    1.64     $    2.11

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

NOTE 4.  DISCONTINUED OPERATIONS

     During 2005, the Company sold six community centers for an aggregate sales price of $12,600. The Company previously recognized an aggregate loss on impairment of real estate assets of $617 on these community centers in 2004. Additionally, the Company determined that two community centers met the criteria to be reflected as held for sale as of December 31, 2005 and recognized a loss on impairment of $1,029. See Note 22 for discussion of three community centers that were sold in May 2006 and that have been reflected as discontinued operations in all periods presented.

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

                                                                Associated    Community
Year Ended December 31, 2005                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   827,679    $  34,293      $  8,168     $ 37,319     $  907,459
 Property operating expenses (1)                      (280,122)      (8,833)       (2,192)      21,603       (269,544)
 Interest expense                                     (183,120)      (4,674)       (2,872)     (17,517)      (208,183)
 Other expense                                               -            -             -      (15,444)       (15,444)
 Gain on sales of real estate assets                        18            -         3,802       49,763         53,583
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   364,455    $  20,786      $  6,906     $ 75,724        467,871
                                                  =======================================================
 Depreciation and amortization expense                                                                       (179,474)
 General and administrative expense                                                                           (39,197)
 Interest income                                                                                                6,831
 Loss on extinguishment of debt                                                                                (6,171)
 Gain on sale of management contracts                                                                          21,619
 Loss on impairment of real estate assets                                                                      (1,334)
 Equity in earnings of unconsolidated
    affiliates                                                                                                  8,495
 Minority interest in earnings                                                                               (116,940)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  161,700
                                                                                                          ============
 Total assets                                      $ 5,619,923    $ 272,364      $151,970     $308,065     $6,352,322
 Capital expenditures                              $ 1,182,349    $  21,577      $ 77,026     $ 85,037     $1,365,989


                                                                Associated    Community
Year Ended December 31, 2004                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   720,106    $  30,000      $ 14,782     $ 16,255     $  781,143
 Property operating expenses (1)                      (250,512)      (6,672)       (4,791)      21,102       (240,873)
 Interest expense                                     (159,998)      (4,804)       (3,154)      (9,263)      (177,219)
 Other expense                                               -            -             -      (16,373)       (16,373)
 Gain on sales of real estate assets                       848          322        27,784          318         29,272
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   310,444    $  18,846      $ 34,621     $ 12,039        375,950
                                                  =======================================================
 Depreciation and amortization expense                                                                       (142,004)
 General and administrative expense                                                                           (35,338)
 Interest income                                                                                                3,355
 Loss on impairment of real estate assets                                                                      (3,080)
 Equity in earnings of unconsolidated
    affiliates                                                                                                 10,308
 Minority interest in earnings                                                                                (90,551)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  118,640
                                                                                                          ============
 Total assets                                      $ 4,653,707    $ 273,166      $155,042     $122,585     $5,204,500
 Capital expenditures                              $ 1,081,529    $  56,109      $ 18,631     $ 20,541     $1,176,810


                                                                Associated    Community
Year Ended December 31, 2003                        Malls        Centers       Centers     All Other(2)    Total
----------------------------------------------------------------------------------------------------------------------
 Revenues                                          $   609,489    $  24,095      $ 49,202     $ 11,027     $  693,813
 Property operating expenses (1)                      (223,665)      (5,747)      (11,338)      17,374       (223,376)
 Interest expense                                     (139,900)      (5,157)       (6,746)      (1,518)      (153,321)
 Other expense                                               -            -             -      (11,489)       (11,489)
 Gain(loss) on sales of real estate assets               2,207            -        75,559           (1)        77,765
                                                  -------------------------------------------------------------------
 Segment profit and loss                           $   248,131    $  13,191      $106,677     $ 15,393        383,392
                                                  =======================================================
 Depreciation and amortization expense                                                                       (112,825)
 General and administrative expense                                                                           (30,395)
 Interest income                                                                                                2,485
 Loss on extinguishment of debt                                                                                  (167)
 Equity in earnings of unconsolidated
    affiliates                                                                                                  4,941
 Minority interest in earnings                                                                               (109,290)
                                                                                                          ------------
 Income before discontinued operations                                                                     $  138,141
                                                                                                          ============
 Total assets                                      $ 3,682,158    $ 199,356      $265,467     $117,329     $4,264,310
 Capital expenditures                              $   651,567    $  28,901      $ 32,063     $ 31,274     $  743,805

(1) Property operating expenses include property operating, real estate taxes and maintenance and repairs.

(2) The All Other category includes mortgage notes receivable, the Company's office building and the Management Company.

NOTE 13.  OPERATING PARTNERSHIP

     Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

                                                             December 31,
                                                  -------------------------------------
                                                        2005               2004
                                                  -------------------------------------
 ASSETS:
 Net investment in real estate assets                $5,944,428         $4,894,780
 Investment in unconsolidated affiliates                 84,138             84,782
 Other assets                                           323,353            224,476
                                                  -------------------------------------
 Total assets                                        $6,351,919         $5,204,038
                                                  =====================================
 LIABILITIES:
 Mortgage and other notes payable                    $4,341,055         $3,371,679
 Other liabilities                                      279,315            185,839
                                                  -------------------------------------
 Total liabilities                                    4,620,370          3,557,518

Minority interests                                       12,672             11,977

PARTNERS' CAPITAL                                     1,718,877          1,634,543
                                                  -------------------------------------
 Total liabilities and partners' capital             $6,351,919         $5,204,038
                                                  =====================================


                                                             Year Ended December 31,
                                             ---------------------------------------------------------
                                                    2005               2004               2003
                                             ---------------------------------------------------------
 Total revenues                                   $907,459           $781,143           $693,810
 Depreciation and amortization                    (179,474)          (142,004)          (112,825)
 Other operating expenses                         (323,082)          (294,273)          (263,774)
                                             ---------------------------------------------------------
 Income from operations                            404,903            344,866            317,211
 Interest income                                     6,828              3,355              2,485
 Interest expense                                 (208,180)          (177,191)          (153,314)
 Loss on extinguishment of debt                     (6,171)                --               (167)
 Gain on sales of real estate assets                53,583             29,272             77,765
 Gain on sale of management contracts               21,619                 --                 --
 Equity in earnings of unconsolidated
   affiliates                                        8,495             10,308              4,941
 Minority interest in shopping center
   properties                                       (4,879)            (5,365)            (2,758)
                                             ---------------------------------------------------------
 Income before discontinued operations             276,198            205,245            246,163
 Operating income of discontinued operations           857              1,626              1,956
 Gain (loss) on discontinued operations                (82)               845              4,042
                                             ---------------------------------------------------------
 Net income                                       $276,973           $207,716           $252,161
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

     In May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. Total revenues for these community centers were $1,253, $290 and $0 in 2005, 2004 and 2003, respectively. All periods presented have been recast to reflect the operations of these community centers as discontinued operations.

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

                                               First         Second         Third        Fourth
Year Ended December 31, 2005                  Quarter        Quarter       Quarter       Quarter       Total (1)
                                             ----------     ----------    ----------    ----------    ----------
Total revenues                               $ 214,711      $ 203,033     $ 227,780     $ 261,935     $ 907,459
Income from operations                          97,180         87,088        99,638       118,560       402,466
Income before discontinued operations           32,640         28,419        67,443        33,198       161,700
Discontinued operations                            373              6           292           104           775
Net income available to common
  shareholders                                  25,371         20,783        60,093        25,660       131,907
Basic per share data:
  Income before discontinued
     operations, net of preferred dividends  $    0.40      $    0.33     $    0.95     $    0.41     $    2.09
  Net income available to common
     shareholders                            $    0.41      $    0.33     $    0.95     $    0.41     $    2.10
Diluted per share data:
  Income before discontinued
     operations, net of preferred
     dividends                               $    0.39      $    0.32     $    0.92     $    0.39     $    2.02
  Net income available to common
     shareholders                            $    0.39      $    0.32     $    0.92     $    0.40     $    2.03

                                               First         Second         Third        Fourth
Year Ended December 31, 2004                  Quarter        Quarter       Quarter       Quarter      Total (1)
                                             ----------     ----------    ----------    ----------    ----------
Total revenues                               $ 177,280      $ 181,004     $ 198,295     $ 224,564     $ 781,143
Income from operations                          77,427         79,051        83,396       103,601       343,475
Income before discontinued operations           34,290         24,937        23,520        35,893       118,640
Discontinued operations                            317          1,186           659           309         2,471
Net income available to common
  shareholders                                  30,189         21,708        19,764        31,141       102,802
Basic per share data:
   Income before discontinued
     operations, net of preferred dividends  $    0.49      $    0.34     $    0.31     $    0.50     $    1.63
   Net income available to common
     shareholders                            $    0.50      $    0.36     $    0.32     $    0.50     $    1.67
Diluted per share data:
   Income before discontinued
     operations, net of preferred dividends  $    0.47      $    0.32     $    0.30     $    0.48     $    1.57
   Net income available to common
     shareholders                            $    0.48      $    0.34     $    0.31     $    0.48     $    1.61

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

10.5.4           Deferred Compensation Arrangement, dated January 1, 1997, for Eric P. Snyder+ (j)

10.5.5           Form of Stock Restriction agreement for restricted stock awards with annual installment vesting+ (k)

10.5.6           Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive
                 Plan+ (o)

10.5.7           Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive
                 Plan+ (o)

10.5.8           Form of Senior Executive Deferred Compensation Arrangements, dated as of January 1, 2004, between the Company and Charles B. Lebovitz, Stephen D. Lebovitz, John N. Foy and Ben
                 Landress+(y)

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

10.7.6           Summary Description of May 9, 2005 Compensation Committee Action Confirming 2005 Executive
                 Base Salary Levels+ (s)

10.7.7           Summary Description of May 9, 2005 Compensation Committee Action Approving 2005 Executive
                 Bonus Opportunities+ (s)

10.7.8           Summary Description of October 26, 2005 Compensation Committee Action Approving 2006
                 Executive Base Salary Levels+(y)

10.7.9           Summary Description of October 26, 2005 Compensation Committee Action Approving Adjustments
                 to 2005 Executive Bonus Opportunities+(y)

10.7.10          Summary Description of May 9, 2005 Compensation Committee Action Approving 2006 Executive
                 Bonus Opportunities+(y)

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

10.12.3          Second Amendment to Unsecured Credit Agreement by and among the Operating Partnership and
                 Wells Fargo Bank, N.A., et al., dated as of February 14, 2006(y)

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

10.15.1          Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (f)

10.15.2          Voting and Standstill Agreement dated as of September 25, 2000 (x)

10.15.3          Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of
                 September 25, 2000(y)

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

10.17.4          Third Amendment to Sixth Amended and Restated Credit Agreement between the Operating
                 Partnership and Wells Fargo Bank, National Association, et al., dated February 14, 2006(y)

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

10.19.3          Second Amendment to Third Amended and Restated Loan Agreement by and between the Operating
                 Partnership and SunTrust Bank, dated July 11, 2005 to be effective as of April 1, 2005(y)

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

10.20.4          Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC,
                 Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated
                 December 16, 2005(y)

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

10.24.1          Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG
                 Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating
                 Partnership, effective October 24, 2005(y)

10.24.2          Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and
                 among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG
                 Manager LLC, effective as of November 16, 2005(y)

12.1             Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

14               CBL & Associates Properties, Inc. Code of Business Conduct and Ethics, as amended by the
                 First Amendment thereto dated February 8, 2006 (w)

21               Subsidiaries of the Company(y)

23               Consent of Deloitte & Touche LLP

24               Power of Attorney(y)

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

(t) Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 28, 2005.*

(u) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*

(v) Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 22, 2005.*

(w) Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 14, 2006.*

(x) Incorporated by reference from the Company's Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(y) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 15, 2006.*

+ A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

*     Commission File No. 1-12494