Form 10-K
period 2006-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2007-03-01
CIK 910612

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                            to

Commission File Number 1-12494

CBL & ASSOCIATES PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporate or organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd, Suite 500 Chattanooga, TN (Address of principal executive office)	37421 (Zip Code)

Registrant’s telephone number, including area code: (423) 855-0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
8.75% Series B Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.75% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the 58,973,997 shares of common stock held by non-affiliates of the registrant as of June 30, 2006 was $2,295,857,703, based on the closing price of $38.93 per share on the New York Stock Exchange on June 30, 2006. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 21, 2007 there were 65,537,048 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual shareholders meeting to be held on May 7, 2007, are incorporated by reference into Part III.

TABLE OF CONTENTS

Item No.	Page

PART I

1	Business	1
1A	Risk Factors	9
1B	Unresolved Staff Comments	18
2	Properties	18
3	Legal Proceedings	32
4	Submission of Matters to a Vote of Security Holders	32

PART II

5	Market For Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities	32
6	Selected Financial Data	34
7	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	35
7A	Quantitative and Qualitative Disclosures about Market Risk	54
8	Financial Statements and Supplementary Data	55
9	Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure	55
9A	Controls and Procedures	55
9B	Other Information	57

PART III

10	Directors, Executive Officers and Corporate Governance	58
11	Executive Compensation	58
12	Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters	58
13	Certain Relationships and Related Transactions, and Director Independence	58
14	Principal Accounting Fees and Services	58

PART IV

15	Exhibits, Financial Statement Schedules	59

Signatures	60

Cautionary Statement Relevant to Forward-Looking Information for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements made in this section or elsewhere in this report may be deemed “forward looking statements” within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we cannot give assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. In addition to the risk factors discussed below in Item 1A of this report, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Part I.

ITEM 1. BUSINESS

Background

CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates (“CBL’s Predecessor”), which was formed by Charles B. Lebovitz in 1978. On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneously with the completion of the Offering, CBL’s Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partnership interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 9 to the consolidated financial statements. The terms “we”, “us”, “our” and the “Company” refer to CBL & Associates Properties, Inc. and its subsidiaries.

Recent Developments

In February 2006, we amended one of our secured credit facilities to increase the maximum availability from $373.0 million to $476.0 million, extend the maturity date from February 28, 2006 to February 28, 2009 plus a one-year extension option, increase the minimum tangible net worth requirement, as defined, from $1.0 billion to $1.37 billion and increase the limit on the maximum availability that we may request from $500.0 million to $650.0 million.

In May 2006, we sold three community centers for an aggregate sales price of $42.3 million and recognized a gain of $7.2 million. We sold two additional community centers in May 2006 for an aggregate sales price of $63.0 million and recognized an impairment loss of $0.3 million. All five of these community centers were sold to Galileo America LLC in connection with a put right that we held.

In July 2006, we obtained four separate ten-year, non-recourse loans totaling $317.0 million that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average of 5.96%. The proceeds were used to retire $249.8 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on our credit facilities. We recognized a loss on extinguishment of debt of $0.6 million in July 2006 related to prepayment fees and the write-off of unamortized deferred financing costs.

On August 22, 2006, we amended our unsecured credit facility with Wells Fargo Bank to increase the availability from $500.0 million to $560.0 million, extend the maturity date from August 27, 2006 to August 27, 2008 plus three one-year extension options, amend certain financial covenants to provide us with enhanced borrowing flexibility, increase the limit on the maximum availability that we may request from $600.0 million to $700.0 million and added a letter of credit feature to the credit facility.

The Company’s Business

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”). We own, develop, acquire, lease, manage, and operate regional malls and open-air and community shopping centers. Our shopping center properties are located in 27 states, but primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2006, CBL Holdings I, Inc. owned a 1.6% general partnership interest and CBL Holdings II, Inc. owned a 54.7% limited partnership interest in the Operating Partnership, for a combined interest held by us of 56.3%.

As of December 31, 2006, we owned:

▪

interests in a portfolio of operating properties including 77 enclosed regional malls and two open-air centers (the “Malls”), 31 associated centers (the “Associated Centers”), five community centers (the “Community Centers”) and our corporate office building (the “Office Building”);

▪

interests in seven mall/lifestyle expansions, one open-air center, one open-air shopping center expansion, one associated center and three community centers that are currently under construction (the “Construction Properties”), as well as options to acquire certain shopping center development sites; and

▪	mortgages on 13 properties that are secured by first mortgages or wrap-around mortgages on the underlying real estate and related improvements (the “Mortgages”).

The Malls, Associated Centers, Community Centers, Construction Properties, Mortgages and Office Building are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain technical requirements of the Internal Revenue Code of 1986, as amended.

The Management Company manages all but three of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN, and Kentucky Oaks Mall, in Paducah, KY are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.

The majority of our revenues are derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes, insurance and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from advertising, sponsorships, sales of peripheral land at the Properties and from sales of real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

The following terms used in this annual report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants
▪	Anchor – refers to a department store or other large retail store
▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center
▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, on the periphery of the Properties

Significant Markets

Our top five markets, in terms of revenues, were as follows for the year ended December 31, 2006:

Market	Percentage Total of Revenues
Nashville, TN	5.7%
Pittsburgh, PA	4.9%
Overland Park, KS	4.2%
Madison, WI	3.2%
Chattanooga, TN	3.0%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2006:

	Tenant	Number of Stores	Square Feet	Annual Gross Rentals (1)	Percentage of Total Revenues
1	Limited Brands, LLC	227	1,373,565	$47,671,538	4.74%
2	Foot Locker, Inc.	194	753,110	29,846,809	2.97%
3	The Gap, Inc.	98	1,003,202	24,028,013	2.39%
4	Abercrombie & Fitch, Co.	74	505,346	18,014,698	1.79%
5	AE Outfitters Retail Company	72	399,330	16,239,348	1.61%
6	Signet Group PLC (2)	109	172,405	15,933,859	1.58%
7	Finish Line, Inc.	80	407,017	15,145,098	1.51%
8	Zale Corporation	145	146,318	14,506,203	1.44%
9	Luxottica Group, S.P.A. (3)	139	294,809	13,524,240	1.34%
10	JC Penney Co. Inc. (4)	68	7,618,875	13,175,977	1.31%
11	New York & Company, Inc.	49	364,227	12,195,910	1.21%
12	The Regis Corporation	200	232,361	11,579,244	1.15%
13	Dick’s Sporting Goods, Inc.	13	770,686	11,046,980	1.10%
14	Genesco Inc. (5)	149	193,550	11,006,429	1.09%
15	The Children’s Place Retail Stores, Inc. (6)	63	269,387	10,752,746	1.07%
16	Pacific Sunwear of California	86	298,660	10,658,390	1.06%
17	Charming Shoppes, Inc. (7)	54	321,104	9,548,131	0.95%
18	Aeropostale, Inc.	68	230,104	9,378,531	0.93%
19	Trans World Entertainment (8)	68	302,746	9,212,133	0.92%
20	Christopher & Banks, Inc.	71	244,094	8,392,940	0.83%
21	Hallmark Cards, Inc.	66	264,337	8,246,956	0.82%
22	The Buckle, Inc.	46	225,408	8,052,582	0.80%
23	Charlotte Russe Holding, Inc.	36	251,336	7,956,383	0.79%
24	Claire’s Stores, Inc.	115	131,996	7,844,315	0.78%
25	Federated Department Stores, Inc. (9)	80	5,981,863	7,757,476	0.77%
		2,370	22,755,836	$351,714,929	34.95%

(1)	Includes annual minimum rent and tenant reimbursements based on amounts in effect at December 31, 2006.
(2)	Signet Group PLC operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw’s Jewelers, Osterman’s Jewelers, LeRoy’s Jewelers, Jared Jewelers, Belden Jewelers, and Rogers Jewelers.
(3)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut, and Pearl Vision. As of September 29, 2006, they no longer operate Things
Remembered stores.
(4)	JC Penney Co. Inc. owns 28 of these stores.
(5)	Genesco Inc. operates Journey’s, Jarman, Underground Station, Hat World, Lids, Hat Zone, and Cap Factory stores.
(6)	The Children’s Place Retail Stores, Inc. also operates The Disney Stores.
(7)	Charming Shoppes, Inc. operates Lane Bryant, Fashion Bug, and Catherine’s.
(8)	Trans World Entertainment operates FYE (formerly Camelot Music and Record Town), Sam Goody, Suncoast Motion Picture, and Saturday Matinee.
(9)	Federated Department Stores, Inc. merged with May Company in 2005. They now operate After Hours Formalwear, Desmond’s Formal Wear,
Mitchell’s Formal Wear, Tuxedo World, David’s Bridal, and 41 Macy’s department stores.

Our Growth Strategy

Our objective is to achieve growth in funds from operations by maximizing cash flows through a variety of methods that are discussed below.

Leasing, Management and Marketing

Our objective is to maximize cash flows from our existing Properties through:

▪	aggressive leasing that seeks to increase occupancy,
▪	originating and renewing leases at higher base rents per square foot compared to the previous lease,
▪	merchandising, marketing, sponsorship and promotional activities and
▪	aggressively controlling operating costs and resulting tenant occupancy costs.

Renovations and Redevelopments

Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. The following presents redevelopments that we completed during 2006, as well as three that are scheduled to be completed in 2007:

Property	Location	GLA	Opening Date
Completed in 2006:
Hickory Hollow Mall - former JCPenney	Nashville, TN	138,189	June
Cary Town Center - Lifestyle component	Cary, NC	21,595	November
Burnsville Center – former Mervyn’s – Phase II	Burnsville, MN	82,900	April
		242,684
Scheduled for 2007:
Mall del Norte - Cinemark Theater	Laredo, TX	72,000	May
Northpark Mall – former Wards	Little Rock, AR	91,000	August/October
Columbia Place – former JC Penney	Columbia, SC	125,000	August/September
		288,000

Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and maintaining the Property’s market dominance. As shown below, we renovated eight Properties during 2006 and expect to renovate five Properties during 2007.

Property	Location
Completed in 2006:
CoolSprings Galleria	Nashville, TN
Chapel Hill Mall	Akron, OH
Hamilton Crossing	Chattanooga, TN
Harford Mall	Baltimore, MD
Madison Square	Huntsville, AL
Northpark Mall	Joplin, MO
Park Plaza	Little Rock, AR
Wausau Center	Wausau, WI

Scheduled for 2007:
Honey Creek Mall	Terre Haute, IN
Georgia Square	Athens, GA
Mall del Norte	Laredo, TX
Brookfield Square	Brookfield, WI
Madison Plaza	Huntsville, AL

Development of New Retail Properties and Expansions

In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following shows the new developments and expansions we opened during 2006 and those under construction at December 31, 2006:

Property	Location	GLA	Opening Date
Completed in 2006:
Lakeview Point	Stillwater, OK	207,300	October
High Pointe Commons	Harrisburg, PA	299,395	October
Gulf Coast Town Center - Phase II (Anchors)	Ft. Myers, FL	356,913	October / November
The Shops at Pineda Ridge	Melbourne, FL	169,974	November
The Plaza at Fayette Mall	Lexington, KY	190,309	November
		1,223,891
Currently under construction:
The Shoppes at St. Clair	Fairview Heights, IL	84,080	March 2007
Gulf Coast Town Center - Phase II (Costco & small shops)	Ft. Myers, FL	518,944	March / May 2007
Milford Marketplace	Milford, CT	112,038	July 2007
Cobblestone Village at Palm Coast	Palm Coast, FL	277,770	October 2007
Alamance Crossing East	Burlington, NC	622,600	August 2007
York Town Center	York, PA	280,645	October 2007
Pearland Town Center	Pearland, TX	718,000	October 2008
		2,614,077

We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property’s competitive position within its market. As shown below, we completed seven expansions during 2006 and expect to expand six Properties in 2007:

Property	Location	GLA	Opening Date
Completed in 2006:
Southaven Town Center (Gordman’s)	Southaven, MS	59,360	April
Cross Creek Mall (Starbucks and Salsarita’s)	Fayetteville, NC	4,900	April
Coastal Grand - Myrtle Beach (PetSmart)	Myrtle Beach, SC	20,100	May
Hanes Mall - (Dick’s Sporting Goods)	Winston—Salem, NC	66,000	July
Southaven Towne Center (Books-A-Million)	Southaven, MS	15,500	September
Cary Town Center (Starbucks & Pei Wei Diner)	Cary, NC	5,000	November
The District at Valley View – Phase I	Roanoke, VA	14,000	November
		184,860
Scheduled for 2007:
The District at Valley View – Phase II	Roanoke, VA	61,576	March
Mall del Norte - Cinemark Theater	Laredo, TX	72,000	May
Harford Mall - Lifestyle Expansion	Bel Air, MD	39,222	September
The District at Cherryvale	Rockford, IL	82,000	October
Brookfield Square - Restaurant Addition	Brookfield, WI	19,500	October
Brookfield Square - Outparcel Development	Brookfield, WI	57,500	November
Southpark Mall - Regal Cinema	Richmond, VA	85,392	Fall
		417,190

Our total investment in the new and expanded Properties opened in 2006 was $151.8 million and the total investment in the Properties we had under construction at December 31, 2006 is projected to be $507.4 million.

Acquisitions

We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire regional mall properties where we believe we can increase the value of the property through our development, leasing and management expertise. We did not acquire any properties during 2006.

Insurance

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. The property and liability insurance policies on our Properties currently include coverage for loss resulting from acts of terrorism, whether foreign or domestic. We believe the Properties are adequately insured in accordance with industry standards.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be liable for the costs of removal or remediation of petroleum, certain hazardous or toxic substances on, under or in such real estate. Such laws typically impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. The costs of remediation or removal of such substances may be substantial. The presence of such substances, or the failure to promptly remove or remediate such substances, may adversely affect the owner’s or operator’s ability to lease or sell such real estate or to borrow using such real estate as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of such substances at the disposal or treatment facility, regardless of whether such facility is owned or operated by such person. Certain laws also impose requirements on conditions and activities that may affect the environment or the impact of the environment on human health. Failure to comply with such requirements could result in the imposition of monetary penalties (in addition to the costs to achieve compliance) and potential liabilities to third parties. Among other things, certain laws require abatement or removal of friable and certain non-friable asbestos-containing materials in the event of demolition or certain renovations or remodeling. Certain laws regarding asbestos-containing materials require building owners and lessees, among other things, to notify and train certain employees working in areas known or presumed to contain asbestos-containing materials. Certain laws also impose liability for release of asbestos-containing materials into the air and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with asbestos-containing materials. In connection with the ownership and operation of properties, we may be potentially liable for all or a portion of such costs or claims.

All of our Properties (but not properties for which we hold an option to purchase but do not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken. At certain Properties, where warranted by the conditions, we have developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials. The costs associated with the development and implementation of such programs were not material. We have also obtained environmental insurance coverage at certain of our Properties.

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have recorded in our financial statements a liability of $2.4 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

Seasonality

Our business is somewhat seasonal in nature with tenant sales achieving the highest levels during the fourth quarter because of the holiday season, which results in higher percentage rent income in the fourth quarter. The Malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the entire year.

Financial Information About Segments

See Note 12 to the consolidated financial statements for information about our reportable segments.

Employees

CBL does not have any employees other than its statutory officers. Our Management Company currently has 790 full-time and 721 part-time employees. None of our employees are represented by a union.

Corporate Offices

Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “investor relations” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not, be considered to be a part of this Form 10-K.

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

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 50.9% of our total revenues from all Properties for the year ended December 31, 2006 and currently include 42 malls, 19 associated centers, one community center and one office building. Our Properties located in the midwestern United States accounted for approximately 29.9% of our total revenues from all Properties for the year ended December 31, 2006 and currently include 22 malls, three associated centers and one community center. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Certain of our Properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in the best interests of the Company and our stockholders.

We own partial interests in eleven malls, eight associated centers, two community centers and one office building. We manage all of these Properties except for Governor’s Square, Governor’s Plaza and Kentucky Oaks. A property manager affiliated with the managing general partner performs the property management and leasing services for these Properties and receives a fee for its services. The managing partner of each of these three Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

With respect to Governor’s Square, Governor’s Plaza and Kentucky Oaks we do not have day-to-day operational control or control over certain major decisions, including leasing and the timing and amount of distributions, which could result in decisions by the managing general partner that do not fully reflect our interests. This includes decisions relating to the requirements that we must satisfy in order to maintain our status as a REIT for tax purposes. However, decisions relating to sales, expansion and disposition of all or substantially all of the assets and financings are subject to approval by the Operating Partnership.

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

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the Nashville, TN, Pittsburgh, PA, Kansas City, KS, Madison, WI and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the Nashville, TN, Pittsburgh, PA, and Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for 5.7%, 4.9%, 4.2%, 3.2% and 3.0% of our revenues for the year ended December 31, 2006, respectively. No other market accounted for more than 3.0% of our revenues for the year ended December 31, 2006. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

The maximum U.S. federal income tax rate for dividends received by individual taxpayers has been reduced generally from 38.6% to 15.0% (currently effective from January 1, 2003 through 2010). However, dividends payable by REITs are generally not eligible for such treatment. Although this legislation did not have a directly adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in a REIT, which could have an adverse impact on the market price of our stock.

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

The general liability and property casualty insurance policies on our Properties currently include coverage for loss resulting from acts of terrorism, whether foreign or domestic. The cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly post-September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2007, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties.

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

There are certain provisions of Delaware law, our amended and restated certificate of incorporation, our bylaws, and other agreements to which we are a party that may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Refer to Item 7: Management’s Discussion and Analysis for additional information pertaining to the Properties’ performance.

Malls

We own a controlling interest in 72 Malls (including large open-air centers) and non-controlling interests in seven Malls. We also own a controlling interest in one Mall and six Mall expansions that are currently under construction. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or dominant, regional mall in their respective trade areas.

The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls’ parking areas.

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

The following table sets forth certain information for each of the Malls as of December 31, 2006.

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Non-Stabilized Malls:
Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	N/A	50%	1,114,447	379,504	$368	92%	Bed Bath & Beyond, Belk, Books A Million, Dick’s Sporting Goods, Dillard’s, Sears
Gulf Coast Town Center Ft. Meyers, FL	2005	N/A	50%	811,721	112,638	111	69%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, JC Penney, Jo—Ann Fabrics, Linens N Things, Staples, Target
Imperial Valley Mall El Centro, CA(13)	2005	N/A	60%	762,031	269,674	327	91%	Dillard’s, JC Penney, Macy’s, Sears
Southaven Towne Center Southaven, MS	2005	N/A	100%	766,071	112,133	285	100%	Circuit City, Cost Plus, Dillard’s, Gordman’s, Linens N Things, JC Penney
	Total Non—Stabilized Malls			3,454,270	873,949	$339	92%
Stabilized Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,176,472	378,386	$395	99%	Bed Bath & Beyond, Borders, Dillard’s, JC Penney, Macy’s, Old Navy, Parisian, Sears
Asheville Mall Asheville, NC	1972/2000	2000	100%	966,948	306,493	337	97%	Belk, Dillard’s, Dillard’s West, JC Penney, Old Navy, Sears
Bonita Lakes Mall(5) Meridian, MS	1997	N/A	100%	634,041	185,900	280	98%	Belk, Dillard’s, Goody’s, JC Penney, Sears
Brookfield Square Brookfield, WI	1967/2001	1997	100%	1,132,984	345,007	430	98%	Barnes & Noble, Boston Store, JC Penney, Old Navy, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,082,689	427,889	368	98%	Dick’s Sporting Goods, JC Penney, Macy’s, Old Navy, Sears, Steve & Barry’s
Cary Towne Center Cary, NC	1979/2001	1993	100%	1,007,642	299,463	305	96%	Belk, Dillard’s, JC Penney, Macy’s, Sears
Chapel Hill Mall(7) Akron, OH	1966/2004	1995	100%	860,306	300,982	297	89%	JC Penney, Macy’s, Old Navy, Sears, Steve & Barry’s
Cherryvale Mall Rockford, IL	1973/2001	2004	100%	795,509	311,949	349	99%	Bergner’s, JC Penney, Macy’s, Sears
Citadel Mall Charleston, SC	1981/2001	2000	100%	1,117,353	321,583	259	91%	Belk, Dillard’s, Old Navy, Parisian, Sears, Target
College Square Morristown, TN	1988	1999	100%	493,734	153,265	261	99%	Belk, Goody’s, JC Penney, Kohl’s, Sears
Columbia Place Columbia, SC	1977/2001	N/A	100%	1,094,908	329,296	251	96%	Dillard’s, JC Penney(21), Macy’s, Old Navy, Sears
CoolSprings Galleria Nashville, TN	1991	1994	100%	1,117,624	362,988	438	99%	Dillard’s, JC Penney, Macy’s, Parisian, Sears
Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,049,708	257,176	509	95%	Belk, JC Penney, Macy’s, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	833,558	336,080	333	98%	Barnes & Noble, Boston Store, Dick’s Sporting Goods, Gordman’s, JC Penney, Sears, Steve & Barry’s
Eastgate Mall(8) Cincinnati, OH	1980/2003	1995	100%	1,113,042	276,323	311	87%	Dillard’s, JC Penney, Kohl’s, Sears, Steve & Barry’s
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	764,753	225,098	314	97%	Bergner’s, JC Penney, Kohl’s, Macy’s, Old Navy, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	796,556	317,359	289	97%	JC Penney, Macy’s, Sears, Steve & Barry’s
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,214,288	365,890	492	100%	Dick’s, Dillard’s, JC Penney, Macy’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Foothills Mall Maryville, TN	1983/1996	2004	95%	482,473	155,777	260	94%	Goody’s, JC Penney, Belk for Women, Belk for Men Kids & Home, Sears, TJ Maxx
Frontier Mall Cheyenne, WY	1981	1997	100%	529,043	215,292	260	94%	Dillard’s I, Dillard’s II, Sports Authority, JC Penney, Sears
Georgia Square Athens, GA	1981	N/A	100%	674,738	253,184	278	100%	Belk, JC Penney, Macy’s, Sears
Governor’s Square Clarksville, TN	1986	1999	48%	742,517	310,892	325	90%	Belk, Dillard’s, Goody’s, JC Penney, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	888,453	304,468	363	96%	Dillard’s, JC Penney, Macy’s, Sears
Hamilton Place Chattanooga, TN	1987	1998	90%	1,157,528	373,880	384	99%	Dillard’s, JC Penney, Parisian, Belk for Men Kids & Home, Belk for Women, Sears
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,604,839	543,651	353	96%	Belk, Dillard’s, JC Penney, Macy’s, Old Navy, Sears
Harford Mall Bel Air, MD	1973/2003	1999	100%	476,262	174,326	373	99%	Macy’s, Old Navy, Sears
Hickory Hollow Mall Nashville, TN	1978/1998	1991	100%	1,107,042	428,105	239	92%	Dillard’s, Linens N Things, Macy’s, Sears, Steve & Barry’s
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	822,755	241,938	204	76%	Bergner’s, JC Penney, Kohl’s, Old Navy, Sears, Von Maur
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	678,763	212,640	325	97%	Elder—Beerman, JC Penney, Macy’s, Sears
Janesville Mall Janesville, WI	1973/1998	1998	100%	616,786	163,456	331	98%	Boston Store, JC Penney, Kohl’s, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	987,528	272,315	326	96%	Dillard’s, JC Penney, Macy’s, Sears
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,125,723	354,671	272	94%	Best Buy, Dillard’s, Elder—Beerman, JC Penney, K’s Merchandise Mart, Sears
The Lakes Muskegon, MI	2001	N/A	90%	593,256	262,002	265	90%	Bed Bath & Beyond, Dick’s Sporting Goods, JC Penney, Sears, Younkers
Lakeshore Mall Sebring, FL	1992	1999	100%	500,740	147,911	297	86%	Beall’s(9), Belk, JC Penney, Kmart, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	70%	501,774	202,964	404	92%	Parisian, Von Maur
Layton Hills Mall Layton, UT	1980/2005	1998	100%	628,164	191,882	388	100%	JCPenney, Macy’s, Mervyn’s, Sports Authority
Madison Square Huntsville, AL	1984	1985	100%	931,232	298,397	284	92%	Belk, Dillard’s, JC Penney, Parisian, Sears, Steve & Barry’s
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,207,687	377,891	460	95%	Beall Bros.(9), Circuit City, Dillard’s, JC Penney, Joe Brand, Macy’s, Macy’s Home Store, Mervyn’s, Sears, Ward’s(10)
Mall of Acadiana Lafayette, LA	1979/2005	2004	100%	1,001,176	306,769	440	98%	Dillard’s, JCPenney, Macy’s, Sears
Meridian Mall(11) Lansing, MI	1969/1998	2001	100%	979,618	420,110	276	95%	Bed Bath & Beyond, Dick’s Sporting Goods, JC Penney, Macy’s, Mervyn’s(6), Old Navy, Schuler Books, Steve & Barry’s, Younkers
Midland Mall Midland, MI	1991/2001	N/A	100%	514,156	196,882	287	93%	Barnes & Noble, Elder—Beerman, JC Penney, Sears, Steve & Barry’s, Target
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,143,718	420,172	321	98%	Boscov’s, JC Penney, Macy’s
Northpark Mall Joplin, MO	1972/2004	1996	100%	971,793	370,198	301	85%	JC Penney, Macy’s, Macy’s Home Store, Old Navy, Sears, Shopko(12), Ward’s(12)
Northwoods Mall Charleston, SC	1972/2001	1995	100%	1,022,037	291,360	338	99%	Belk, Books A Million, Dillard’s, JC Penney, Sears
Oak Hollow Mall High Point, NC	1995	N/A	75%	1,261,537	251,185	195	87%	Belk, Dillard’s, JC Penney, Sears, Steve & Barry’s
Oak Park Mall Overland Park, KS	1974/2005	1998	100%	1,551,709	526,996	470	99%	Dillard’s North, Dillard’s South, JC Penney, Macy’s, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	547,197	167,102	331	91%	Belk, JC Penney, Macy’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Panama City Mall Panama City, FL	1976/2002	1984	100%	603,868	221,561	309	99%	Dillard’s, JC Penney, Linens N Things, Sears
Park Plaza Little Rock, AR	1988/2004	N/A	100%	566,664	287,840	487	91%	Dillard’s I, Dillard’s II
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,406,233	396,782	326	90%	Beall Bros.(9), Books A Million, Dillard’s I, Dillard’s II(13), JC Penney, Linens N Things, Macy’s, Old Navy, Sears, Steve & Barry’s
Parkway Place Mall Huntsville, AL	1957/1998	2002	45%	627,165	272,354	301	91%	Dillard’s, Parisian
Pemberton Square Vicksburg, MS	1985	1999	100%	351,920	133,685	154	51%	Belk, Dillard’s, Hudson’s/LA, JC Penney
Plaza del Sol Del Rio, TX	1979	1996	51%	266,446	98,887	181	96%	Beall Bros.(9), Bel Furniture/LA, JC Penney, Ross
Post Oak Mall College Station, TX	1982	1985	100%	777,718	290,192	315	94%	Beall Bros.(9), Dillard’s, Dillard’s South, JC Penney, Macy’s, Sears, Steve & Barry’s
Randolph Mall Asheboro, NC	1982/2001	1989	100%	379,060	143,867	209	97%	Belk, Books A Million, Dillard’s, JC Penney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	919,668	297,140	285	92%	Boston Store, JC Penney, Linens N Things, Sears, Steve & Barry’s, Target
Richland Mall Waco, TX	1980/2002	1996	100%	708,063	228,585	290	90%	Beall Bros.(9), Dillard’s I, Dillard’s II, JC Penney, Sears
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	784,746	203,176	331	95%	Belk, JC Penney, Macy’s, Sears, Value City
Rivergate Mall Nashville, TN	1971/1998	1998	100%	1,129,191	347,362	327	97%	Dillard’s, JC Penney, Macy’s, Linens N Things, Sears
Southpark Mall Colonial Heights, VA	1989/2003	N/A	100%	628,655	225,331	312	100%	Dillard’s, JC Penney, Macy’s, Sears
St. Clair Square(14) Fairview Heights, IL	1974/1996	1993	100%	1,051,645	290,371	416	100%	Dillard’s, JC Penney, Macy’s, Sears
Stroud Mall(15) Stroudsburg, PA	1977/1998	2005	100%	421,478	147,555	330	98%	JC Penney, Sears, The Bon—Ton
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	750,896	327,439	379	91%	Beall Bros.(9), Dillard’s, JC Penney, Linens N Things, Sears
Towne Mall Franklin, OH	1977/2001	N/A	100%	454,964	153,907	217	73%	Dillard’s, Elder—Beerman, Sears
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,272,881	330,829	359	93%	Barnes & Noble, Belk, Dillard’s, Macy’s, Sak’s Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	846,953	223,859	422	93%	Belk I, Belk II, Dillard’s, Goody’s, JC Penney, Sears
Twin Peaks Mall Longmont, CO	1985	1997	100%	556,253	242,868	232	93%	Dillard’s I, Dillard’s II, JC Penney(20), Sears, Steve & Barry’s
Valley View Mall Roanoke, VA	1985/2003	1999	100%	1,250,188	290,539	347	95%	Belk, JC Penney, Macy’s, Old Navy, Sears
Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,060,754	242,211	440	97%	Dillard’s East, Dillard’s West, Dillard’s South, JC Penney, Macy’s, Sears
Walnut Square(16) Dalton, GA	1980	1992	100%	449,010	169,815	263	98%	Belk, Belk Home & Kids, Goody’s, JC Penney, Sears
Wausau Center(17) Wausau, WI	1983/2001	1999	100%	427,867	154,667	271	97%	JC Penney, Sears, Younkers
West Towne Mall Madison, WI	1970/2001	2004	100%	915,478	271,573	443	96%	Boston Store, Dick’s Sporting Goods, JC Penney, Sears, Steve & Barry’s
WestGate Mall(18) Spartanburg, SC	1975/1995	1996	100%	1,102,645	340,517	285	99%	Bed Bath & Beyond, Belk I, Belk II(19), Dick’s Sporting Goods, Dillard’s, JC Penney, Sears
Westmoreland Mall Greensburg, PA	1977/2002	1994	100%	1,013,286	390,576	327	98%	JC Penney, Macy’s, Macy’s Home Store, Old Navy, Sears, Steve & Barry’s, The Bon—Ton
York Galleria York, PA	1989/1999	N/A	100%	770,636	233,419	332	100%	Boscov’s, JC Penney, Sears, The Bon—Ton
	Total Stabilized Malls			63,996,690	20,894,450	$341	95%

	Grand total			67,450,960	21,768,399	$341	94%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and Mall Stores. Does not include future expansion areas.
(2)	Excludes Anchors.
(3)	Totals represent weighted averages.
(4)	Includes tenants paying rent for executed leases as of December 31, 2006.
(5)

Bonita Lakes Mall - We are the lessee under a ground leases for 82 acres, which extends through June 30, 2035, including four five-year renewal options. The annual base rent at December 31, 2006 is $31,967 increasing by an average of 6% per year.

(6)	Meridian Mall - Mervyn's is vacant.
(7)	Chapel Hill Mall - Ground rent is $10,000 per year.
(8)	Eastgate Mall - Ground rent is $24,000 per year.
(9)	Lakeshore Mall, Mall del Norte, Parkdale Mall, Plaza del Sol, Post Oak Mall, Richland Mall, and Sunrise Mall - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(10)	Mall del Norte - Ward's is vacant and is currently being redeveloped. Circuit City opened in part of this space on February 3, 2006. A cinema will open in the remaining space in 2007.
(11)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
(12)	Northpark Mall - Shopko and Ward's are vacant. Ward's is being redeveloped into a TJ Maxx and Steve & Barry's.
(13)	Parkdale Mall - Dillard's II is closed due to Hurricane Rita.
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
(19)	WestGate Mall - Belk II is vacant.
(20)	Twin Peaks Mall - The JC Penney store closed 12/8/06. The building will be demolished and redeveloped.
(21)	Columbia Place - JC Penney is vacant. The building is being redeveloped. Steve & Barry's and Burlington Coat Factory will open in 2007.

Anchors

Anchors are an important factor in a Mall’s successful performance. The public’s identification with a mall property typically focuses on the anchor tenants. Mall anchors are generally a department store whose merchandise appeals to a broad range of shoppers and plays a significant role in generating customer traffic and creating a desirable location for the mall store tenants.

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 9.3% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2006, we added the following anchors and junior anchor boxes (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location
Boscov’s	Monroeville Mall	Monroeville, PA
Circuit City	Mall del Norte	Laredo, TX
Dick’s Sporting Goods	Burnsville Center	Burnsville, MN
Kohl’s	College Square	Morristown, TN
Old Navy	Asheville Mall	Asheville, NC
Steve & Barry’s	Hickory Hollow Mall	Antioch, TN
Dick’s Sporting Goods	Hanes Mall	Winston—Salem, NC
Dillards	Southaven Town Center	Southaven, MS
Books-A-Million	Southaven Town Center	Southaven, MS
Gordman’s	Southaven Town Center	Southaven, MS
Belk	Gulf Coast Town Center	Ft. Myers, FL
Bass Pro	Gulf Coast Town Center	Ft. Myers, FL
JC Penney	Gulf Coast Town Center	Ft. Myers, FL
Best Buy	Gulf Coast Town Center	Ft. Myers, FL

As of December 31, 2006, the Malls had a total of 407 anchors and junior anchors including six vacant anchor locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2006 is as follows:

Anchor	Number of Stores	Leased GLA	Owned GLA	Total GLA
JCPenney	69	4,184,817	3,469,650	7,654,467
Sears	68	1,694,281	7,087,423	8,781,704
Dillard’s	55	481,759	7,109,878	7,591,637
Sak’s	1	—	83,066	83,066
Macy’s	41	1,964,914	3,948,572	5,913,486

Belk
Belk	30	624,928	2,944,958	3,569,886
Parisian	7	281,431	647,633	929,064
Subtotal	37	906,359	3,592,591	4,498,950

Bon-Ton
Bon-Ton	3	87,024	231,715	318,739
Boston Store	5	96,000	599,280	695,280
Bergner’s	3	—	385,401	385,401
Younkers	3	194,161	106,131	300,292
Elder-Beerman	4	194,613	117,888	312,501
Subtotal	18	571,798	1,440,415	2,012,213

Babies R Us	1	30,700	—	30,700
Barnes & Noble	4	118,360	—	118,360
Bass Pro Outdoor World	1	130,000	—	130,000
Beall Bros.	6	222,440	—	222,440
Beall’s (Fla)	1	45,844	—	45,844
Bed, Bath & Beyond	5	154,835	—	154,835
Bel Furniture	1	29,998	—	29,998
Best Buy	2	64,326	—	64,326

Anchor	Number of Stores	Leased GLA	Owned GLA	Total GLA
Books A Million	4	69,765	—	69,765
Borders	1	25,814	—	25,814
Boscov’s	2	—	384,538	384,538
Circuit City	2	55,652	—	55,652
Cost Plus	1	18,243	—	18,243
Dick’s Sporting Goods	8	469,551	—	469,551
Gart Sports	1	24,750	—	24,750
Goody’s	6	204,249	—	204,249
Gordman’s	2	107,303	—	107,303
Hudson’s	1	20,269	—	20,269
Jo-Ann Fabrics	1	35,330	—	35,330
Joe Brand	1	29,413	—	29,413
Kmart	1	86,479	—	86,479
Kohl’s	5	357,091	68,000	425,091
Linens N Things	8	222,034	—	222,034
Mervyn’s	2	167,500	—	167,500
Nordstrom	1	—	200,000	200,000
Old Navy	16	328,295	—	328,295
Ross	1	30,307	—	30,307
Schuler Books	1	24,116	—	24,116
Shopko/K’s Merchandise Mart	1	—	85,229	85,229
Sports Authority	1	16,537	—	16,537
Staples	1	20,388	—	20,388
Steve & Barry’s	15	658,129	—	658,129
Target	4	—	490,476	490,476
TJ Maxx	1	30,000	—	30,000
Value City	1	97,411	—	97,411
Von Maur	2	—	233,280	233,280
Vacant Anchors:
Shopko (1)	1	—	90,000	90,000
Ward’s (2)	2	190,461	—	190,461
Mervyn’s	1	74,889	—	74,889
JC Penney (3)	1	120,532	—	120,532
Belk	1	—	150,429	150,429
	407	14,084,939	28,433,547	42,518,486

(1)	Although store is vacant, rental payments continue to be made.
(2)	The former Wards building at Mall del Norte is being redeveloped into a Circuit City and a Cinemark Theater.
(3)	The former JC Penney building at Columbia Place is being redeveloped into a Steve & Barry’s and a Burlington Coat Factory.

Mall Stores

The Malls have approximately 7,177 mall stores. National and regional retail chains (excluding local franchises) lease approximately 81.7% of the occupied mall store GLA. Although mall stores occupy only 28.2% of the total mall GLA, the Malls received 86.7% of their revenues from mall stores for the year ended December 31, 2006.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2006:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA(3)
2007	1,547	$76,790,000	3,785,000	$20.29	16.3%	20.5%
2008	957	57,275,000	2,490,000	23.00	12.2%	13.5%
2009	770	52,466,000	1,980,000	26.50	11.2%	10.7%
2010	751	53,641,000	1,928,000	27.82	11.4%	10.5%
2011	695	52,257,000	1,839,000	28.42	11.1%	10.0%
2012	467	36,398,000	1,274,000	28.57	7.0%	6.9%
2013	412	34,603,000	1,231,000	28.11	7.4%	6.7%
2014	329	25,722,000	852,000	30.19	5.5%	4.6%
2015	394	34,882,000	1,255,000	27.79	7.4%	6.8%
2016	397	30,065,000	1,137,000	27.32	6.6%	6.2%

(1)	Total annualized contractual base rent in effect at December 31, 2006 for all leases that had been executed as of December 31, 2006, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2006.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2006.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

	Year Ended December 31, (1)
	2006	2005	2004

Mall store sales (in millions)(1)	$5,083.6	$4,367.0	$3,453.0
Minimum rents	8.1%	8.2%	8.3%
Percentage rents	0.7%	0.4%	0.3%
Tenant reimbursements (2)	3.3%	3.2%	3.4%
Mall tenant occupancy costs	12.1%	11.8%	12.0%

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

Associated Centers

We own a controlling interest in 27 Associated Centers and a non-controlling interest in four Associated Centers. We also own a controlling interest in one Associated Center that was under construction at December 31, 2006.

Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as TJ Maxx, Target, Toys R Us and Goody’s. Associated Centers are managed by the staff at the Mall it is adjacent to and usually benefit from the customers drawn to the Mall.

We own the land underlying the Associated Centers in fee simple interest, except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

The following table sets forth certain information for each of the Associated Centers as of December 31, 2006:

Associated Center / Location	Year of Opening/ Most Recent Expansion		Company's Ownership	Total GLA(1)	Total Leasable GLA(2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1969		100%	185,309	185,309	99%	Burlington Coat Factory, Dick's Sporting Goods, Guitar Center, Office Max
Bonita Lakes Crossing(4) Meridian, MS	1997/1999		100%	138,150	138,150	95%	Books—A—Million, Office Max, Old Navy, Shoe Carnival, TJ Maxx, Toys 'R' Us
Chapel Hill Suburban Akron, OH	1969		100%	117,088	117,088	100%	H.H. Gregg, Value City
Coastal Grand Crossing Myrtle Beach, SC	2005		50%	14,907	14,907	97%	Lifeway Christian Store, Pet Smart
CoolSprings Crossing Nashville, TN	1992		100%	366,466	184,905	100%	American Signature(5), H.H. Gregg(6), Lifeway Christian Store, Target(5), Toys "R" Us(5), Wild Oats(6)
Courtyard at Hickory Hollow Nashville, TN	1979		100%	77,560	77,560	94%	Carmike Cinemas, Just for Feet(7)
The District at Monroeville Pittsburgh, PA	2004		100%	74,667	74,667	89%	Barnes & Noble
Eastgate Crossing Cincinnati, OH	1991		100%	195,112	171,628	92%	Borders, Circuit City, Kroger, Office Depot, Office Max(5)
Foothills Plaza Maryville, TN	1983/1986		100%	71,174	71,174	100%	Carmike Cinemas, Dollar General, Foothill's Hardware, Fowler's Furniture, Hall's Salvage and Surplus
Frontier Square Cheyenne, WY	1985		100%	186,552	16,527	81%	PetCo(8), Ross(8), Target(5), TJ Maxx(8)
Georgia Square Plaza Athens, GA	1984		100%	15,393	15,393	100%	Georgia Theatre Company
Governor's Square Plaza Clarksville, TN	1985	(9)	50%	189,930	57,351	100%	Best Buy, Lifeway Christian Store, Premier Medical Group, Target(5)
Gunbarrel Pointe Chattanooga, TN	2000		100%	281,525	155,525	99%	David's Bridal, Goody's, Kohl's, Target(5)
Hamilton Corner Chattanooga, TN	1990/2005		90%	69,664	69,664	100%	PetCo
Hamilton Crossing Chattanooga, TN	1987/2005		92%	200,822	107,709	98%	Home Goods(10), Guitar Center, Lifeway Christian Store, Michaels(10), TJ Maxx, Toys "R" Us(5)
Harford Annex Bel Air, MD	1973/2003		100%	107,656	107,656	100%	Best Buy, Dollar Tree, Gardiner's Furniture, PetsMart
The Landing at Arbor Place Atlanta(Douglasville), GA	1999		100%	216,274	138,587	86%	Circuit City(5), Lifeway Christian Store, Michael's, Shoe Carnival, Toys "R" Us(5)
Layton Hills Convenience Center Layton, UT	1980		100%	94,192	94,192	96%	Big Lots, Dollar Tree, Downeast Outfitters
Madison Plaza Huntsville, AL	1984		100%	153,085	98,690	87%	Haverty's, Design World, H.H. Gregg(11), TJ Maxx

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA(1)	Total Leasable GLA(2)	Percentage GLA Occupied (3)	Anchors
Parkdale Crossing Beaumont, TX	2002	100%	96,102	96,102	98%	Barnes & Noble, Lifeway Christian Store, Office Depot, PetCo
Pemberton Plaza Vicksburg, MS	1986	10%	77,894	26,948	86%	Blockbuster, Kroger(5)
The Plaza at Fayette Mall Lexington, KY	2006	100%	156,261	156,261	91%	Gordman's, Guitar Center, Old Navy
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	125,301	125,301	99%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at Panama City Panama City, FL	2004	100%	66,503	66,503	100%	Best Buy
Sunrise Commons Brownsville, TX	2001	100%	202,012	100,567	100%	K—Mart(5), Marshall's, Old Navy, Ross
The Terrace Chattanooga, TN	1997	92%	156,297	117,025	100%	Barnes & Noble, Circuit City(5), Linens 'N Things, Old Navy, Party City, Staples
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed, Bath & Beyond, Dick's Sporting Goods, DSW Shoes, Party City
Village at Rivergate Nashville, TN	1981/1998	100%	166,366	66,366	75%	Circuit City, Target(5)
West Towne Crossing Madison, WI	1980	100%	436,878	169,195	100%	Barnes & Noble, Best Buy, Kohls(5), Cub Foods(5), Gander Mountain(5), Office Max(5), Shopko(5)
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	98%	Goody's, Old Navy, Toys "R" Us
Westmoreland Crossing Greensburg, PA	2002	100%	277,483	227,483	68%	Carmike Cinema, Dick's Sporting Goods, Michaels(12), Shop N' Save(13), T.J. Maxx
Total Associated Centers			4,823,964	3,355,774	94%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable Anchors.
(3)	Includes tenants with executed leases as of December 31, 2006, and includes leased anchors.
(4)	Bonita Lakes Crossing - The land is ground leased through 2015 with options to extend through June 2035. The annual rent at December 31, 2006 was $22,214, increasing by an average of 6% each year.
(5)	Owned by the tenant.
(6)	CoolSprings Crossing - Space is owned by Service Merchandise and subleased to H.H. Gregg and Wild Oats.
(7)	Courtyard at Hickory Hollow - Just for Feet is vacant.
(8)	Frontier Square - Space is owned by Albertson's and subleased to PetCo, Ross, and TJ Maxx.
(9)	Governor's Square Plaza - Originally opened in 1985, and was acquired by the Company in June 1997.
(10)	Hamilton Crossing - Former Service Merchandise space is owned by JLPK-Chattanooga LLC and subleased to Home Goods and Michaels.
(11)	Madison Plaza - Former Service Merchandise space is owned by JLPK-Chattanooga LLC and subleased to H.H. Gregg.
(12)	Westmoreland Crossing - Former Service Merchandise space is owned by JLPK-Greensburg, LLC and subleased to Michaels.
(13)	Westmoreland Crossing - Shop N' Save closed 2/4/2006.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2006.

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA(3)
2007	46	$1,937,000	180,000	$10.76	5.6%	5.9%
2008	31	1,785,000	169,000	10.56	5.2%	5.5%
2009	32	2,452,000	201,000	12.20	7.1%	6.6%
2010	30	3,374,000	401,000	8.41	9.7%	13.1%
2011	27	4,194,000	370,000	11.34	12.1%	12.1%
2012	17	3,435,000	301,000	11.41	9.9%	9.8%
2013	12	1,576,000	124,000	12.71	4.5%	4.1%
2014	16	2,574,000	246,000	10.46	7.4%	8.0%
2015	20	2,742,000	177,000	15.49	7.9%	5.8%
2016	19	2,860,000	180,000	10.88	8.3%	5.9%

(1)	Total annualized contractual base rent in effect at December 31, 2006 for all leases that had been executed as of December 31, 2006, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2006.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2006.

Community Centers

We own a controlling interest in four Community Centers and a non-controlling interest in one Community Center. We own a controlling interest in two community centers and a non-controlling interest in one Community Center that are currently under construction.

Community Centers typically have less development risk because of shorter development periods and lower costs. While Community Centers generally maintain higher occupancy levels and are more stable, they typically have slower rent growth because the anchor stores’ rents are typically fixed and are for longer terms.

Community Centers are designed to attract local and regional area customers and are typically anchored by a combination of supermarkets, or value-priced stores that attract shoppers to each center’s small shops. The tenants at our Community Centers typically offer necessities, value-oriented and convenience merchandise.

We own the land underlying the Community Centers in fee simple interest, except for Massard Crossing, which is subject to a long-term ground lease for all of the land underlying the property.

The following tables sets forth certain information for each of our Community Centers at December 31, 2006:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA(1)	Total Leasable GLA(2)	Percentage GLA Occupied(3)	Anchors
High Pointe Commons Harrisburg, PA	2006	50%	235,993	9,800	100%	JC Penney(5), Target(5)
Lakeview Point Stillwater, OK	2006	100%	219,533	219,533	84%	Belk, Linens 'N Things, Petco, Ross
Massard Crossing Ft. Smith, AR	2001	10%	300,717	98,410	100%	Goody's, TJ Maxx, Wal*Mart(5)
The Shops at Pineda Ridge Melbourne, FL	2006	100%	29,906	9,231	100%	Home Depot(5)
Willowbrook Plaza Houston, TX	1999	10%	386,075	292,525	81%	American Multi—Cinema, Home Depot(4), Lane Home Furnishings, Linens 'N Things

Total Community Centers			1,172,224	629,499	86%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable Anchors.
(3)	Includes tenants with executed leases as of December 31, 2006, and includes leased anchors.
(4)	Willowbrook - Home Depot is vacant. We purchased this space in January 2006. It will be redeveloped and has been leased to Finger Furniture.
(5)	Owned by tenant.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2006:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA(3)
2007	14	$899,000	86,000	$10.45	12.7%	16.2%
2008	9	341,000	18,000	18.94	4.8%	3.4%
2009	5	194,000	10,000	19.40	2.7%	1.9%
2010	19	897,000	41,000	21.88	12.6%	7.7%
2011	5	831,000	42,000	19.79	11.7%	7.9%
2012	3	88,000	6,000	14.67	1.2%	1.1%
2013	1	468,000	29,000	16.14	6.6%	5.4%
2014	3	217,000	51,000	4.25	3.1%	9.6%
2015	9	423,000	29,000	14.59	6.0%	5.4%
2016	9	634,000	64,000	9.91	8.9%	12.0%

(1)	Total annualized contractual base rent in effect at December 31, 2006 for all leases that had been executed as of December 31, 2006, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2006.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2006.

Mortgages

We own 13 mortgages that are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Office Building

We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2006, we occupied 65% of the total square footage of the building. In December 2006, we commenced construction on a new 76,000 square foot office building that will be located adjacent to our current office building. Our employees will remain in our current building and some of the non-CBL tenants in our current building will relocate to the new building. The new building is expected to be completed early in 2008.

Mortgage Loans Outstanding At December 31, 2006 (in thousands)

Property	Company’s Ownership Interest	Interest Rate		Principal Balance as of 12/31/06 (1)	Annual Debt Service	Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Consolidated Debt
Malls:
Arbor Place	100%	6.51%		$74,848	$6,610	Jul-12	63,397	Open
Asheville Mall	100%	6.98%		66,804	5,677	Sep-11	61,229	Open
Bonita Lakes Mall	100%	6.82%		25,021	2,503	Oct-09	22,539	Open
Brookfield Square	100%	5.08%		103,341	6,822	Nov-15	85,601	Nov-08
Burnsville Center	100%	8.00%		66,780	6,900	Aug-10	60,341	Open
Cary Towne Center	100%	6.85%		84,898	7,077	Mar-09	81,961	Open
Chapel Hill Mall	100%	6.10%		76,697	5,599	Aug-16	64,609	Aug-09
Cherryvale Mall	100%	5.00%		92,375	6,055	Nov-15	76,647	Nov-08
Citadel Mall	100%	7.39%		29,042	3,174	May-07	28,700	Open
Columbia Place	100%	5.45%		31,729	2,493	Oct-13	25,512	Open
CoolSprings Galleria	100%	6.22%		126,915	9,618	Sep-10	112,700	Open
Cross Creek Mall	100%	5.00%		61,845	5,401	Apr-12	56,520	Open
East Towne Mall	100%	5.00%		78,719	5,153	Nov-15	65,231	Nov-08
Eastgate Mall	100%	4.55%	(3)	55,377	3,501	Dec-09	52,321	Dec-07
Eastland Mall	100%	5.85%		59,400	3,475	Dec-15	59,400	Dec-08
Fashion Square	100%	6.51%		57,307	5,061	Jul-12	48,540	Open
Fayette Mall	100%	7.00%		91,673	7,824	Jul-11	84,096	Open
Greenbrier Mall	100%	5.91%		84,653	6,055	Aug-16	70,965	Aug-09
Gulf Coast Town Center Phase I	50%	6.38%	(5)	52,000	3,315	Feb-07	52,000	Open	(16)
Hamilton Place	90%	5.86%		116,518	8,292	Aug-16	97,757	Aug-09
Hanes Mall	100%	7.31%		102,911	10,726	Jul-08	97,551	Open
Hickory Hollow Mall	100%	6.77%		84,262	7,723	Aug-08	80,847	Open	(4)
Hickory Point Mall	100%	5.85%		32,731	2,347	Dec-15	27,690	Dec-08
Honey Creek Mall	100%	4.75%		31,610	2,786	Apr-09	30,122	Open
Janesville Mall	100%	8.38%		12,001	1,857	Apr-16	—	Open
Jefferson Mall	100%	6.51%		41,695	3,682	Jul-12	35,316	Open
Laurel Park Place	100%	8.50%		49,620	4,985	Dec-12	44,096	Open
Mall del Norte	100%	5.04%		113,400	5,715	Dec-14	113,400	Dec-07
Meridian Mall	100%	4.52%		88,743	6,416	Oct-08	84,588	Open
Midland Mall	100%	6.10%		37,850	2,763	Aug-16	31,885	Aug-09
Monroeville Mall	100%	5.30%		127,106	10,363	Jan-13	105,507	Open
Northpark Mall	100%	5.50%		39,861	3,171	Mar-09	37,829	Open
Northwoods Mall	100%	6.51%		59,695	5,271	Jul-12	50,562	Open
Oak Hollow Mall	75%	7.31%		41,459	4,709	Feb-08	39,567	Open
Oakpark Mall	100%	5.85%		275,700	16,128	Dec-15	275,700	Dec-08

Property	Company’s Ownership Interest	Interest Rate		Principal Balance as of 12/31/06 (1)	Annual Debt Service		Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Old Hickory Mall	100%	6.51%		33,062	2,920		Jul-12	28,004	Open
Panama City Mall	100%	7.30%		38,808	3,373		Aug-12	36,089	Open
Park Plaza Mall	100%	4.90%		40,340	3,943		May-10	38,606	Open
Parkdale Mall	100%	5.01%		52,961	4,003		Sep-10	47,408	Open
Randolph Mall	100%	6.50%		14,417	1,272		Jul-12	12,209	Open
Regency Mall	100%	6.51%		32,694	2,887		Jul-12	27,693	Open
Rivergate Mall	100%	6.77%		68,100	6,240		Aug-08	65,479	Open	(4)
Southaven Towne Center	100%	5.50%		46,000	3,134		Jan-17	37,969	Jan-09
Southpark Mall	100%	5.10%		35,889	3,308		May-12	30,763	Open
St. Clair Square	100%	7.00%		63,769	6,361		Apr-09	58,975	Open
Stroud Mall	100%	8.42%		30,931	2,977		Dec-10	29,385	Open
Valley View Mall	100%	5.10%		43,230	4,362		Sep-10	40,495	Open
Volusia Mall	100%	4.75%		53,041	4,259		Mar-09	51,265	Open
Wausau Center	100%	6.70%		12,543	1,238		Dec-10	10,725	Open
West Towne Mall	100%	5.00%		111,190	7,279		Nov-15	92,139	Nov-08
WestGate Mall	100%	6.50%		51,791	4,570		Jul-12	43,860	Open
Westmoreland Mall	100%	5.05%		77,997	5,993		Jan-13	63,175	Open
York Galleria	100%	8.34%		49,442	4,727		Dec-10	46,932	Open
				3,430,791	272,093
Associated Centers:
Bonita Lakes Crossing	100%	6.82%		7,840	784		Oct-09	7,062	Open
Courtyard At Hickory Hollow	100%	6.77%		3,923	360		Aug-08	3,764	Open	(4)
Eastgate Crossing	100%	6.38%		9,753	1,018		Apr-07	9,674	Open	(8)

Hamilton Corner	90%	10.13%		1,745	471		Aug-11	—	Open
Parkdale Crossing	100%	5.01%		8,362	632		Sep-10	7,507	Open
The Landing At Arbor Place	100%	6.51%		8,449	746		Jul-12	7,157	Open
The Plaza at Fayette	100%	6.60%	(5)	31,516	2,080		May-09	31,516	Open
Village At Rivergate	100%	6.77%		3,217	295		Aug-08	3,086	Open	(4)
Westgate Crossing	100%	8.42%		9,382	907		Jul-10	8,954	Open
				84,187	7,293
Community Centers:
Lakeview Pointe	100%	6.57%	(5)	17,947	1,179		Nov-08	17,947	Open
Massard Crossing, Pemberton Plaza and Willowbrook Plaza	10%	7.54%		36,987	3,264		Feb-12	34,230	Open	(9)

				54,934	4,443
Other:
CBL Center	92%	6.25%		14,153	1,108		Aug-12	12,662	Open
Secured Credit Facilities	100%	6.15%	(6)	500,932	30,817	(7)		500,932	Open
Unsecured Credit Facilities	100%	6.25%	(5)	330,000	20,625		Aug-08	330,000	Open
				845,085	52,550
Construction Properties:
Alamance Crossing	100%	6.57%	(5)	25,694	1,688		Sep-09	25,694	Open
Gulf Coast Town Center Phase II	50%	6.63%	(5)	72,058	4,774		Jan-09	72,058	Open	(16)
Milford Marketplace	100%	6.55%	(5)	—	—		Dec-08	—	Open	(13)
The Shoppes at St. Clair	100%	6.60%	(5)	16,677	1,101		Jun-08	16,677	Open
				114,429	7,563
Unamortized Premiums and Other:			(10)	35,109	—
Total Consolidated Debt				$4,564,535	$343,942

Unconsolidated Debt:

Coastal Grand-Myrtle Beach	50%	5.09%	(3)	95,456	7,078		Oct-14	74,423	Oct-07
Governor’s Square Mall	48%	8.23%		29,498	3,476		Sep-16	14,144	Open

Property	Company’s Ownership Interest	Interest Rate		Principal Balance as of 12/31/06 (1)	Annual Debt Service	Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
High Pointe Commons	50%	5.74%		9,675	555	May-17	9,675	Open	(14)
Imperial Valley Mall	60%	4.99%	(11)	58,960	3,859	Sep-15	49,019	Sep-08
Kentucky Oaks Mall	50%	5.27%		30,000	2,429	Jan-17	19,223	Jan-10
Parkway Place	45%	6.35%	(5)	53,200	3,378	Jun-08	53,200	Open	(12)
Plaza del Sol	51%	9.15%		2,470	796	Aug-10	—	Open
Triangle Town Center	50%	5.74%		200,000	14,367	Dec-15	170,715	Dec-08
York Towne Center	50%	6.83%	(5)	2,433	166	Oct-11	1,216	Open	(14)
Total Unconsolidated Debt				$481,692	$36,104

Total Consolidated and Unconsolidated Debt				$5,064,227	$380,046

Company’s Pro-Rata Share of Total Debt (15)				$4,753,942	$347,488

(1)	The amount listed includes 100% of the loan amount even though the Company may have less than an 100% ownership interest in the property.
(2)	Prepayment premium is based on yield maintenance or defeasance.
(3)	The Company holds a B-Note in the amount of $7.75 million on Eastgate Mall. The Company and its joint venture partner each hold a B-Note in the amount of $9.0 million for Coastal Grand - Myrtle Beach.
(4)	The mortgages are cross-collateralized and cross-defaulted.
(5)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2006. The note is prepayable at any time without prepayment penalty.
(6)

Represents the weighted average interest rate on four secured credit facilities. The interest rates on two secured facilities are at a spread of 1.00% and 0.90% over LIBOR and the interest rates on the largest two are at 0.80% over LIBOR.

(7)	The four secured credit facilities mature at various dates from March 2007 to February 2009.
(8)	The loan has three five-year options based on a rate reset.
(9)	The mortgages are cross-collateralized and cross-defaulted and are prepayable by defeasance.
(10)

Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above the estimated market rates for similar debt instruments at the respective acquisition date.

(11)	The Company owns 60% of Imperial Valley Mall but guarantees 100% of the debt.
(12)	The Company owns 45% of Parkway Place but guarantees 50% of the debt.
(13)	The Company placed a floating rate construction loan on the property prior to 12/31/2006 but had not drawn on the loan prior to that date.
(14)	The Company owns 50% of York Towne Center and High Pointe Commons but guarantees 100% of the debt.
(15)	Represents the Company’s pro rata share of debt, including our share of unconsolidated affiliates’ debt and excluding minority investors’ share of consolidated debt on shopping center properties.
(16)	The Company owns 50% of Gulf Coast Town Center but guarantees 100% of the debt

The following is a reconciliation of consolidated debt to the Company’s pro rata share of total debt.

Total consolidated debt	$4,564,535
Minority investors share of consolidated debt	(56,612)
Company’s share of unconsolidated debt	246,019
Company’s pro rata share of total debt	$4,753,942

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in certain litigation that arises in the ordinary course of our business. We believe that the pending litigation will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Information

The New York Stock Exchange is the principal United States market in which our common stock is traded.

The high and low sales prices for our common stock for each quarter of our two most recent fiscal years were as follows, as adjusted for the 2-for-1 stock split in June 2005:

Quarter Ended	High	Low
2006:
March 31	$44.30	$39.32
June 30	$42.49	$35.80
September 30	$42.79	$37.32
December 31	$44.10	$40.03

2005:
March 31	$39.03	$33.32
June 30	$44.05	$35.33
September 30	$46.80	$39.30
December 31	$42.15	$35.15

Holders

There were approximately 544 shareholders of record for our common stock as of February 21, 2007.

Dividends

The frequency and amounts of dividends declared and paid on the common stock for each quarter of our two most recent fiscal years were as follows, as adjusted for the 2-for-1 stock split in June 2005:

Quarter Ended	2006	2005
March 31	$0.4575	$0.40625
June 30	$0.4575	$0.40625
September 30	$0.4575	$0.40625
December 31	$0.5050	$0.54750	(1)

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

Securities Authorized For Issuance Under Equity Compensation Plans

See Part III, Item 12.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Effective as of October 30, 2006, we issued 499,578 shares of common stock to one holder of Series J special common units in the Operating Partnership, which exercised its exchange rights, in exchange for 499,578 Series J special common units of limited partnership interest. We believe the issuance of these shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof because this issuance did not involve a public offering or sale. No underwriters, brokers or finders were involved in this transaction.

Report Of Offering Of Securities And Use Of Proceeds Therefrom

(b)	None

Purchases Of Equity Securities By The Issuer And Affiliated Purchasers

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2006	—	$—	—	—
Nov. 1–30, 2006	79	43.56	—	—
Dec. 1–31, 2006	—	—	—	—
Total	79	$43.56	—	—

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

ITEM 6.	SELECTED FINANCIAL DATA.

(In thousands, except per share data)

	Year Ended December 31, (1)
	2006	2005	2004	2003	2002
Total revenues	$1,002,141	$907,460	$781,143	$690,127	$607,018
Total expenses	586,038	505,032	437,668	374,399	324,229
Income from operations	416,103	402,428	343,475	315,728	282,789
Interest and other income	8,804	6,831	3,355	2,485	1,853
Interest expense	(257,067)	(208,183)	(177,219)	(153,321)	(142,908)
Loss on extinguishment of debt	(935)	(6,171)	—	(167)	(3,872)
Gain on sales of real estate assets	14,505	53,583	29,272	77,765	2,804
Gain on sale of management contracts	—	21,619	—	—	—
Equity in earnings of unconsolidated affiliates	5,295	8,495	10,308	4,941	8,215
Income tax provision	(5,902)	—	—	—	—
Minority interest in earnings:
Operating partnership	(70,323)	(112,061)	(85,186)	(106,532)	(64,251)
Shopping center properties	(4,136)	(4,879)	(5,365)	(2,758)	(3,280)
Income before discontinued operations	106,344	161,662	118,640	138,141	81,350
Discontinued operations	11,157	813	2,471	5,998	3,556
Net income	117,501	162,475	121,111	144,139	84,906
Preferred dividends	(30,568)	(30,568)	(18,309)	(19,633)	(10,919)
Net income available to common shareholders	$86,933	$131,907	$102,802	$124,506	$73,987
Basic earnings per common share:
Income before discontinued operations, net of preferred dividends	$1.19	$2.09	$1.63	$1.98	$1.23
Net income available to common shareholders	$1.36	$2.10	$1.67	$2.08	$1.29
Weighted average shares outstanding	63,885	62,721	61,602	59,872	57,380
Diluted earnings per common share:
Income before discontinued operations, net of preferred dividends	$1.16	$2.02	$1.57	$1.90	$1.19
Net income available to common shareholders	$1.33	$2.03	$1.61	$2.00	$1.25
Weighted average shares and potential dilutive common shares outstanding	65,269	64,880	64,004	62,386	59,336
Dividends declared per common share	$1.8775	$1.76625	$1.49375	$1.345	$1.16

	December 31, (1)
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Net investment in real estate assets	$6,094,251	$5,944,428	$4,894,780	$3,912,220	$3,611,485
Total assets	6,518,810	6,352,322	5,204,500	4,264,310	3,795,114
Total mortgage and other notes payable	4,564,535	4,341,055	3,371,679	2,738,102	2,402,079
Minority interests	559,450	609,475	566,606	527,431	500,513
Shareholders’ equity	1,084,856	1,081,522	1,054,151	837,300	741,190

OTHER DATA:
Cash flows provided by (used in):
Operating activities	$388,911	$396,098	$337,489	$274,349	$273,923
Investing activities	(347,239)	(714,680)	(612,892)	(333,378)	(274,607)
Financing activities	(41,810)	321,654	280,837	66,007	3,902

Funds From Operations (FFO) (2) of the Operating Partnership	390,089	389,958	310,405	271,589	235,474
FFO allocable to Company shareholders	215,814	213,596	169,725	146,552	126,127

(1)

Please refer to Notes 3 and 5 to the consolidated financial statements for a description of acquisitions and joint venture transactions that have impacted the comparability of the financial information presented.

(2)

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flow from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.

ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this annual report. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the consolidated financial statements. In this discussion, the terms “we”, “us”, “our” and the “Company” refer to CBL & Associates Properties, Inc. and its subsidiaries.

Certain statements made in this section or elsewhere in this report may be deemed “forward looking statements” within the meaning of the federal securities laws. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. In addition to the risk factors discussed in Item 1A of our annual report on Form 10-K for the year ending December 31, 2006, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our Properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Executive Overview

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community centers. Our shopping centers are located in 27 states, but primarily in the southeastern and midwestern United States.

As of December 31, 2006, we owned controlling interests in 72 regional malls (including large open-air centers), 27 associated centers (each adjacent to a regional mall), four community centers, and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2006, we owned non-controlling interests in seven regional malls, four associated centers and one community center. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. At December 31, 2006, we had seven mall/lifestyle expansions, one open-air shopping center, one open-air shopping center expansion, one associated center and three community centers, one of which is owned in a joint venture, under construction.

The majority of our revenues are derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of peripheral land at the Properties and from sales of real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

We expanded our portfolio in 2006 by opening five new developments and 8 property expansions totaling 1.5 million square feet. We have approximately 3.1 million square feet of new developments and expansions, which represent $507.4 million of net investment, that are scheduled to open during 2007 and 2008.

Results of Operations

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2006, compared to the year ended December 31, 2005:

▪

Since January 1, 2005, we have acquired or opened eight malls, two open-air centers, three associated centers and three community centers (collectively referred to as the “2006 New Properties”). The 2006 New Properties are as follows:

Property	Location	Date Acquired / Opened
Acquisitions:
Laurel Park Place	Livonia, MI	June 2005
The Mall of Acadiana	Lafayette, LA	July 2005
Layton Hills Mall	Layton, UT	November 2005
Layton Hills Convenience Center	Layton, UT	November 2005
Oak Park Mall	Overland Park, KS	November 2005
Eastland Mall	Bloomington, IL	November 2005
Hickory Point Mall	Forsyth, IL	November 2005
Triangle Town Center (50/50 joint venture)	Raleigh, NC	November 2005
Triangle Town Place (50/50 joint venture)	Raleigh, NC	November 2005

New Developments:
Imperial Valley Mall (60/40 joint venture)	El Centro, CA	March 2005
Southaven Towne Center	Southaven, MS	October 2005
Gulf Coast Town Center – Phase I & II anchors (50/50 joint venture)	Ft. Myers, FL	November 2005/ November 2006
The Plaza at Fayette Mall	Lexington, KY	October 2006
High Pointe Commons (50/50 joint venture)	Harrisburg, PA	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
The Shops at Pineda Ridge	Melbourne, FL	November 2006

▪

In August 2005, Galileo America LLC (“Galileo America”) redeemed our 8.4% ownership interest by distributing two community centers to us and we sold our management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”). See Note 5 to the consolidated financial statements for a more thorough discussion of these transactions.

Properties that were in operation for the entire period during 2006 and 2005 are referred to as the “2006 Comparable Properties” in this section.

Revenues

The $106.0 million increase in rental revenues and tenant reimbursements was primarily attributable to increases of $91.2 million from the 2006 New Properties and $14.8 million from the 2006 Comparable Properties. These increases included $4.6 million and $2.8 million of lease termination fees for the 2006 New Properties and the 2006 Comparable Properties, respectively.

The increase in revenues of the 2006 Comparable Properties was driven by our ability to maintain high occupancy levels while achieving a weighted average increase of 8.5% in rents from both new leases and lease renewals for comparable small shop spaces, as well as an increase in percentage rents. These increases were muted by the continued loss of rental income from the store closures and bankruptcies that occurred in the first quarter of 2006, which also negatively impacted our occupancy. Our cost recovery ratio improved to 104.0% for 2006 from 103.2% for 2005.

The decrease in management, development and leasing fees of $15.5 million was primarily attributable to the prior year amount including management and leasing fees received from Galileo America prior to the redemption of our interest in Galileo America in August 2005, plus an $8.0 million acquisition fee received from Galileo America that was related to Galileo America’s acquisition of an approximately $1.0 billion portfolio of shopping center properties from New Plan.

Other revenues increased by $4.2 million due to growth of our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, increased $27.5 million as a result of $28.3 million of expenses attributable to the 2006 New Properties and a reduction of $0.8 million related to the 2006 Comparable Properties.

The increase in depreciation and amortization expense of $50.8 million resulted from increases of $39.7 million from the 2006 New Properties and $11.2 million from the 2006 Comparable Properties. The increase attributable to the 2006 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses increased $0.3 million during 2006. Increases related to additional salaries and benefits for the personnel added to manage the 2006 New Properties combined with annual compensation increases for existing personnel were offset by a reduction in expenses related to individuals that were terminated in connection with the sale of our management and advisory contracts with Galileo America in August 2005. Additionally, our investment in developments in progress increased as compared to the same period a year ago, which has resulted in a larger amount of overhead expense being capitalized than compared to the same period a year ago. As a percentage of revenues, general and administrative expenses decreased to 3.9% in 2006 compared with 4.3% in 2005.

We recognized a loss on impairment of real estate assets of $0.5 million during 2006, which resulted from a loss of $0.3 million on the sale of two community centers in May 2006 and a loss of $0.2 million on the sale of land in December 2006.

Other Income and Expenses

Interest expense increased $48.9 million primarily due to the debt on the 2006 New Properties, the refinancings that were completed on the 2006 Comparable Properties and an increase in variable interest rates as compared to 2005.

Gain on sales of real estate assets of $14.5 million in 2006 represents gains on the sales of thirteen land parcels. Gain on sales of real estate assets of $53.6 million in 2005 includes $44.2 million of gains related to the redemption of our ownership interest in Galileo America, $1.0 million from the recognition of deferred gain on properties that had been previously sold to Galileo America and $8.4 million of gains on the sales of eleven outparcels.

The gain on sales of management contracts of $21.6 million in 2005 represents the gain on the sale of our management and advisory contracts with Galileo America to New Plan in August 2005.

Equity in earnings of unconsolidated affiliates decreased by $3.2 million in 2006 because of reductions of $1.3 million related to the disposition of our ownership interest in Galileo America in August 2005, a full year of loss of $3.3 million incurred at Triangle Town Center, in which our ownership interest was not acquired until November 2005, and a decrease of $1.1 million in gains on outparcel sales at Imperial Valley Mall as compared to the prior year. These reductions were partially offset by increases of $2.5 million in our equity in the earnings of our other unconsolidated affiliates.

In 2006, we recorded an income tax provision of $5.9 million as a result of taxable income that was generated by our management company, which is a taxable REIT subsidiary.

Discontinued operations in 2006 reflect the results of operations of five community centers that were sold during May 2006. Discontinued operations in 2005 are related to five community centers located throughout Michigan that were sold in March 2005 plus the operations of the community centers that were sold in 2006.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2005, compared to the year ended December 31, 2004:

▪

From January 1, 2004 through December 31, 2005, we acquired or opened 17 malls, two open-air centers and five associated centers (collectively referred to as the “2005 New Properties”). The 2005 New Properties are as follows:

Property	Location	Date Acquired / Opened
Acquisitions:
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

▪

In January 2005, two power centers, one community center and one community center expansion were sold to Galileo America. Since we had a continuing involvement with these properties through our ownership interest in Galileo America and the agreement under which we were the exclusive manager of the properties, the results of operations of these properties were not reflected in discontinued operations. Therefore, the year ended December 31, 2005, does not include a significant amount of revenues and expenses related to these properties, whereas the year ended December 31, 2004 includes a full period of revenues and expenses related to these properties.

▪

In August 2005, Galileo America redeemed our 8.4% ownership interest by distributing two community centers to us: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. We also sold our management and advisory contracts with Galileo America to New Plan. See Note 5 to the consolidated financial statements for a more thorough discussion of these transactions.

Properties that were in operation for the entire period during 2005 and 2004 are referred to as the “2005 Comparable Properties” in this section.

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

The increase in management, development and leasing fees of $10.7 million was primarily attributable to management and leasing fees received from Galileo America prior to the redemption of our interest in Galileo America, plus an $8.0 million acquisition fee received from Galileo America that was related to Galileo America’s acquisition of an approximately $1.0 billion portfolio of shopping center properties from New Plan.

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

We derive a significant amount of our revenues from the mall Properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2006	2005
Malls	92.6%	91.2%
Associated centers	3.9%	3.8%
Community centers	0.7%	0.9%
Mortgages, office building and other	2.8%	4.1%

Sales and Occupancy Costs

Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls increased 3.3% on a comparable per square foot basis to $341 per square foot for 2006 compared with $330 per square foot for 2005.

Occupancy costs as a percentage of sales for the stabilized malls were 12.1% and 11.8% for 2006 and 2005, respectively.

Occupancy

Our portfolio occupancy is summarized in the following table:

	December 31,
	2006	2005
Total portfolio	94.1%	94.5%
Total mall portfolio	94.4%	94.4%
Stabilized malls	94.5%	94.7%
Non-stabilized malls	91.7%	89.4%
Associated centers	93.6%	94.1%
Community centers	85.6%	95.3%

The store closures and bankruptcies that occurred during the first quarter of 2006 continued to negatively impact occupancy as of December 31, 2006.

Leasing

Average annual base rents per square foot were as follows for each property type:

	December 31,
	2006	2005
Stabilized malls	$27.18	$26.87
Non-stabilized malls	26.83	27.41
Associated centers	11.32	10.55
Community centers	14.21	9.61
Other	19.48	19.33

During 2006, we achieved positive results from new and renewal leasing of comparable small shop space for spaces that were previously occupied as summarized in the following table:

Property Type	Square Feet	Prior Base Rent PSF	New Initial Base Rent PSF	% Change Initial	New Average Base Rent PSF	% Change Average

All Property Types (1)	2,562,207	$25.62	$27.01	5.4%	$27.81	8.5%
Stabilized Malls	2,449,420	26.09	27.53	5.5%	28.35	8.7%
New leases	965,563	25.90	29.70	14.7%	31.22	20.5%
Renewal leases	1,483,857	26.22	26.11	-0.4%	26.49	1.0%

(1)	Includes stabilized malls, associated centers, community centers and other.

Liquidity and Capital Resources

There was $28.7 million of unrestricted cash and cash equivalents as of December 31, 2006, a decrease of $0.1 million from December 31, 2005. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash provided by operating activities decreased $7.2 million to $388.9 million for the year ended December 31, 2006. The decrease was primarily attributable to a combination of an increase in tenant and other accounts receivable and a reduction of our accounts payable and accrued liabilities as compared to the corresponding amounts at December 31, 2005. Additionally, 2005 included $9.0 million of fee income related to the Galileo America transaction. These decreases were offset by an increase in cash from operations generated by the 2006 New Properties.

Debt

During 2006, we borrowed $1.0 billion under mortgage and other notes payable and paid $776.0 million to reduce outstanding borrowings. We paid $0.6 million prepayment fees in connection with the extinguishment of certain mortgage notes payable during 2006 and paid $5.6 million in financing costs in connection with the new borrowings.

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total Pro Rata Share	Weighted Average Interest Rate(1)
December 31, 2006:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,517,710	$(56,612)	$218,203	$3,679,301	5.97%
Variable-rate debt:		-
Recourse term loans on operating properties	101,464	-	27,816	129,280	6.46%
Construction loans	114,429	-	-	114,429	6.61%
Lines of credit	830,932	-	-	830,932	6.19%
Total variable-rate debt	1,046,825	-	27,816	1,074,641	6.27%
Total	$4,564,535	$(56,612)	$246,019	$4,753,942	6.03%

December 31, 2005:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,281,939	$(51,950)	$216,026	$3,446,015	5.99%
Variable-rate debt:
Recourse term loans on operating properties	292,000	—	26,600	318,600	5.33%
Construction loans	76,831	—	—	76,831	5.76%
Lines of credit	690,285	—	—	690,285	5.29%
Total variable-rate debt	1,059,116	—	26,600	1,085,716	5.33%
Total	$4,341,055	$(51,950)	$242,626	$4,531,731	5.83%

(1)	Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at December 31, 2006. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective Properties. At December 31, 2006, the Properties subject to these mortgage notes payable were in compliance with the applicable ratios.

In February 2006, we amended one of the secured credit facilities to increase the maximum availability from $373.0 million to $476.0 million, extend the maturity date from February 26, 2006 to February 26, 2009 plus a one-year extension option, increase the minimum tangible net worth requirement, as defined, from $1.0 billion to $1.37 billion and increase the limit on the maximum availability that we may request from $500.0 million to $650.0 million. In August 2006, we amended this secured credit facility to reduce the interest rate from LIBOR plus 0.90% to LIBOR plus 0.80% and to amend certain financial covenants to provide us with enhanced borrowing flexibility.

In June 2006, we amended our $100.0 million secured credit facility to change the maturity date from June 1, 2007 to June 1, 2008 and to substitute certain collateral under the facility.

In July 2006, we obtained four separate ten-year, non-recourse loans totaling $317.0 million that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average of 5.96%. The proceeds were used to retire $249.8 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on our credit facilities. The mortgage notes payable that were retired consisted of three variable rate term loans totaling $189.2 million and one fixed rate loan of $60.6 million. We recorded a loss on extinguishment of debt of $0.9 million related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

In August 2006, we amended one of our secured credit facilities to increase the availability from $10.0 million to the greater of $17.2 million or the borrowing base (as defined), to reduce the interest rate from LIBOR plus 1.00% to LIBOR plus 0.80%, to extend the maturity date from April 1, 2007 to April 1, 2008 and to amend certain financial covenants to provide us with enhanced borrowing flexibility.

In August 2006, we amended our unsecured credit facility with Wells Fargo Bank to increase the availability from $500.0 million to $560.0 million, extend the maturity date from August 27, 2006 to August 27, 2008 plus three one-year extension options, amend certain financial covenants to provide us with enhanced borrowing flexibility, increase the limit on the maximum availability that we may request from $600.0 million to $700.0 million and add a letter of credit feature to the credit facility. The credit facility bears interest at the LIBOR plus a margin of 0.75% to 1.20% based on our leverage, as defined in the agreement. At December 31, 2006, the outstanding borrowings of $330.0 million under the unsecured credit facility had a weighted average interest rate of 6.25%. Additionally, we pay an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

We expect to refinance the majority of mortgage and other notes payable maturing over the next year with replacement loans. Based on our pro rata share of total debt, there is $91.8 million of debt that is scheduled to mature in 2007, which we expect to repay or refinance.

Equity

During 2006, holders of 1,480,066 common units of limited partnership interest in the Operating Partnership and holders of 595,041 Series J special common units (“J-SCUs”) of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to issue 1,979,644 shares of common stock and to pay cash of $3.6 million in exchange for these limited partnership interests.

We received $9.3 million in proceeds from issuances of common stock during 2006 from exercises of employee stock options and our dividend reinvestment plan.

During 2006 we paid dividends of $153.4 million to holders of our common stock and our preferred stock, as well as $110.0 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center Properties.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of our equity, our debt-to-total-market capitalization (debt plus market-value equity) ratio was as follows at December 31, 2006 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,280	$43.35	$5,040,738
8.75% Series B Cumulative Redeemable Preferred Stock	2,000	50.00	100,000
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			5,430,738
Company’s share of total debt			4,753,942
Total market capitalization			$10,184,680
Debt-to-total-market capitalization ratio			46.7%

(1)

Stock price for common stock and operating partnership units equals the closing price of our common stock on December 29, 2006. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2006 (dollars in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$5,848,690	$436,830	$2,266,312	$959,848	$2,185,700
Minority investors’ share in shopping center properties	(76,538)	(5,080)	(17,856)	(7,789)	(45,813)
Our share of unconsolidated affiliates debt service (2)	384,378	16,265	59,927	28,947	279,239
Our share of total debt service obligations	6,156,530	448,015	2,308,383	981,006	2,419,126

Operating leases: (3)
Ground leases on consolidated properties	38,194	626	1,260	1,371	34,937
Minority investors’ share in shopping center properties	(2,343)	(33)	(71)	(76)	(2,163)
Our share of total ground lease obligations	35,851	593	1,189	1,295	32,774

Purchase obligations: (4)
Construction contracts on consolidated properties	78,111	78,111	—	—	—
Our share of construction contracts on unconsolidated properties	4,607	4,607	—	—	—
	82,718	82,718	—	—	—

Total contractual obligations	$6,268,347	$531,326	$2,309,572	$982,301	$2,445,148

(1)

Represents principal and interest payments due under terms of mortgage and other notes payable and includes $1,046,825 of variable-rate debt on three operating Properties, three construction loans, four secured credit facilities and one unsecured credit facility. The variable-rate loans on the operating Properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2006 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2006. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $27,816 of variable-rate indebtedness. Future contractual obligations have been projected using the same assumptions as used in (1) above.

(3)

Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2006 to 2091 and generally provide for renewal options. Renewal options have not been included in the future contractual obligations.

(4)

Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2006, but were not complete. The contracts are primarily for development, renovation and expansion of Properties.

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

Developments and Expansions

The following tables summarize our development projects as of December 31, 2006 (dollars in thousands):

Properties Opened Year-to-date

(Dollars in thousands)

Property	Location	Total Project Square Feet	CBL’s Share of			Date Opened	Initial Yield
			Total Cost		Cost To Date

Redevelopments:
Burnsville Center	Burnsville, MN	82,900	$13,000		$13,000	Apr-06	9.0%
Hickory Hollow Mall - former JCPenney	Nashville, TN	138,189	6,865		6,865	Jun-06	8.5%
Hamilton Crossing	Chattanooga, TN	185,370	4,613		4,295	Sep-06	10.8%
Cary Towne Center	Cary, NC	21,595	4,720		4,362	Dec-06	10.8%

Mall Expansions:
Cross Creek Mall - Starbucks & Salsarita’s	Fayetteville, NC	4,900	1,048		1,048	Apr-06	10.0%
Southaven Town Center – Gordman’s	Southaven, MS	59,000	7,200		7,200	Apr-06	8.6%
Coastal Grand - PetSmart	Myrtle Beach, SC	20,100	2,600		2,600	May-06	8.0%
Hanes Mall – Dick’s Sporting Goods	Winston—Salem, NC	66,000	10,200		9,629	Jul-06	10.0%
Cary Towne Center - Starbucks & Pei Wei Diner	Cary, NC	4,950	1,228		1,228	Aug-06	9.2%
The District at Valley View – Restaurants	Roanoke, VA	14,376	975		975	Nov-06	—

Open-Air Center Expansions:

Southaven Town Center - Books-A-Million	Southaven, MS	15,000	2,530		2,530	Oct-06	10.0%
Gulf Coast Town Center - Phase II - anchors (a)	Ft. Myers, FL	357,000	54,644	(b)	54,644	Nov-06	9.2%

Associated Centers:
The Plaza at Fayette Mall	Lexington, KY	190,309	38,341		37,703	Jul/Nov-06	9.0%

Community Centers:
Lakeview Point	Stillwater, OK	207,300	22,120		22,120	Oct-06	9.1%
High Pointe Commons (a)	Harrisburg, PA	299,395	8,100		7,814	Oct-06	11.3%
The Shops at Pineda Ridge	Melbourne, FL	169,974	6,445		4,365	Nov-06	9.7%
		1,836,358	$184,629		$180,378

Announced Property Renovations and Redevelopments

(Dollars in thousands)

Property	Location	Total Project Square Feet	CBL’s Share of		Opening Date	Initial Yield
			Total Cost	Cost To Date
Mall Renovations:
Brookfield Square	Brookfield, WI	1,091,845	$13,500	$1,342	Fall-07	NA
Georgia Square	Athens, GA	673,138	13,200	335	Fall-07	NA
Mall del Norte	Laredo, TX	1,198,199	18,400	593	Fall-07	NA
Honey Creek Mall	Terre Haute, IN	680,890	4,600	—	Fall-07	NA

Redevelopments:
Mall del Norte - Theater	Laredo, TX	72,000	15,628	1,731	Spring-07	7.0%
Columbia Place - Former JCPenney	Columbia, SC	124,819	15,051	3,465	Aug-07/Feb-08	5.5%
		3,840,891	$80,379	$7,466

Properties Under Development at December 31, 2006

(Dollars in thousands)

Property	Location	Total Project Square Feet		CBL’s Share of				Opening Date	Initial Yield
				Total Cost		Cost To Date

Mall Expansions:
The District at Valley View - shops	Roanoke, VA	60,900		$17,757		$9,796		June-07	8.1%
Brookfield Square - restaurant addition	Brookfield, WI	19,500		6,474		1,342		Spring/Fall 2007	8.6%
The District at CherryVale	Rockford, IL	84,541		20,835		2,933		Fall-07	7.0%
Harford Mall - lifestyle expansion	Bel Air, MD	39,222	(c)	9,736		910		September-07	6.1%
Southpark Mall - Regal Cinema	Colonial Heights, VA	85,392		15,510		3,168		Fall-07	8.5%

Open-Air Center Expansions:
Gulf Coast Town Center - Phase II-shops/Phase III (a)	Ft. Myers, FL	595,990		70,150	(b)	16,737		Mar-07/Apr-07	9.2%

Associated/Lifestyle Centers:
The Shoppes at St. Clair Square	Fairview Heights, IL	84,080		27,487		24,614		March-07	7.0%
Milford Marketplace	Milford, CT	110,516		26,624		5,279		July-07	8.2%
Brookfield Square - Corner Shops & Fresh Market	Brookfield, WI	57,511		13,332		9,119		Spring/Fall 2007	8.6%

Office:
CBL Center II	Chattanooga, TN	64,847		17,100		70		January-08	7.8%

Mixed -Use Centers:
Pearland Town Center	Pearland, TX	716,651		154,182		28,172		Fall-08	7.4%

Community/Open-Air Centers:
Alamance Crossing East	Burlington, NC	626,095		96,934		47,834		August-07	8.4%
York Town Center (a)	York, PA	271,845		20,706		13,345		September-07	9.4%
Cobblestone Village at Palm Coast	Palm Coast, FL	277,950		10,588		13,985	(d)	October-07	7.7%
		3,095,040		$507,415		$177,304

(a) 50/50 Joint Venture

(b) Amounts shown are 100% of total cost and cost to date for all of Phase II.

(c) Total square footage includes redevelopment and expansion of 2,641 square feet.

(d) Expect to receive reimbursements from future sales of vacant land.

There are construction loans in place for the development costs of Alamance Crossing, Gulf Coast Town Center, The Shoppes at St. Clair and York Town Center. We expect to obtain a construction loan for Milford Marketplace during the first quarter of 2007. The remaining development costs will be funded with operating cash flows and the credit facilities.

We have entered into a number of option agreements for the development of future regional malls and community centers. Except for the projects listed in the above table, we do not have any other material capital commitments.

Dispositions

We received a total of $127.1 million in net cash proceeds from the sales of real estate assets during 2006. We also received cash proceeds of $2.5 million from the sale of equity securities that had been classified as available for sale, which resulted in a gain of $1.1 million.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $48.3 million in 2006 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $38.3 million for 2006 and included $16.4 million for resurfacing and improved lighting of parking lots, $12.4 million for roof repairs and replacements and $9.5 million for various other expenditures. Renovation expenditures were $62.3 million in 2006.

Deferred maintenance expenditures are billed to tenants as common area maintenance expense, and most are recovered over a 5- to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5- to 15-year period.

We expect to renovate four malls for a total estimated cost of $47.9 million and to redevelop space at two additional malls during 2007 at a total estimated cost of $30.7 million, which will be funded from operating cash flows and availability under our credit facilities.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 14 unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

▪

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

▪

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

As of December 31, 2006, we have guaranteed 50% of the debt of Parkway Place L.P. The total amount outstanding at December 31, 2006, was $53.2 million, of which we have guaranteed $26.6 million. The guaranty will expire when the related debt matures in June 2008. We have not recorded an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that will own property adjacent to the shopping center property YTC is currently developing. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. We entered into an agreement with our joint venture partner under which our partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We have not recorded an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Our guarantees and the related accounting are more fully described in Note 16 to the consolidated financial statements.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. We recorded losses on the impairment of real estate assets of $0.5 million, $1.3 million and $3.1 million in 2006, 2005 and 2004, respectively, which are discussed in Note 2 to the consolidated financial statements.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which we account for our joint ventures.

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

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. We will adopt the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No. 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB No. 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB No. 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. We adopted SAB No. 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB No. 108, adjusted retained earnings as of January 1, 2006. This adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of assessing materiality. See Note 20 to the consolidated financial statements for further discussion.

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

FFO of the Operating Partnership increased to $390.1 million in 2006 compared to $390.0 million in 2005. FFO of the Operating Partnership in 2005 included $30.3 million associated with one-time fee income and gains from the transaction with Galileo America. Excluding these items from FFO of the Operating Partnership in 2005, FFO of the Operating Partnership increased 8.5%, or $30.4 million. The 2006 New Properties generated 71.2% of the growth in FFO of the Operating Partnership, while consistently high portfolio occupancy, increases in rental rates from new and renewal leasing and increased recoveries of operating expenses at the 2006 Comparable Properties accounted for 28.8% of the growth in FFO of the Operating Partnership.

The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net income available to common shareholders	$86,933	$131,907	$102,802
Minority interest in earnings of operating partnership	70,323	112,061	85,186
Depreciation and amortization expense of:
Consolidated properties	230,323	179,474	142,004
Unconsolidated affiliates	13,405	9,210	6,144
Discontinued operations	515	2,037	626
Non-real estate assets	(851)	(861)	(586)
Minority investors' share of depreciation and amortization	(2,286)	(1,390)	(1,230)
(Gain) loss on:
Sales of operating real estate assets	119	(42,562)	(23,696)
Discontinued operations	(8,392)	82	(845)
Funds from operations of the operating partnership	390,089	389,958	310,405
Percentage allocable to Company shareholders (1)	55.32%	54.81%	54.68%
Funds from operations allocable to Company shareholders	$215,814	$213,596	$169,725

(1) Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk on our debt obligations. Our interest rate risk management policy requires that we use derivative financial instruments for hedging purposes only and that, if we do enter into a derivative financial instrument, the derivative financial instrument be entered into with only major financial institutions based on their credit ratings and other factors. We did not have any derivative financial instruments at December 31, 2006 and 2005.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2006, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $5.4 million and, after the effect of capitalized interest, annual earnings by approximately $4.4 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2006, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $79.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $82.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial statements contained in Item 15 on page 59.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES

General

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of its effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this annual report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are not effective solely because of the material weakness in internal control over financial reporting described below.

Report Of Management On Internal Control Over Financial Reporting

Management of CBL & Associates Properties, Inc. and its consolidated subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company did not maintain effective internal control over financial reporting because of the effect of a material weakness in the design and operating effectiveness of the Company’s system of internal controls related to the accounting and reporting for income taxes. Specifically, the Company incorrectly recorded the realized tax return benefits of excess stock compensation deductions as reductions to income tax expense rather than as increases to additional paid-in capital and minority interest liability in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Company improperly recorded deferred income taxes. As a result the Company adjusted the consolidated financial statements to comply with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued their attestation report, which is included below, on management’s assessment of our internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2006.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CBL & Associates Properties, Inc.

We have audited management's assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that CBL & Associates Properties, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

•

As of December 31, 2006, the Company did not maintain effective internal control over the process of accounting and reporting for income taxes due to a deficiency in the design and operating effectiveness of the Company’s internal controls over income taxes. Specifically, the Company incorrectly recorded the realized tax return benefits of excess stock compensation deductions as reductions to income tax expense rather than as increases to additional paid-in capital and minority interest liability in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Company improperly recorded deferred income taxes. As a result the Company adjusted the consolidated financial statements to comply with accounting principles generally accepted in the United States of America.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedules.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and includes explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006, and the adoption of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 1, 2007

Changes in Internal Control Over Financial Reporting

As a result of the material weakness described above, the Company plans to review and evaluate the design of its internal control process over accounting and reporting for income taxes and plans to take the following actions to remediate this reported material weakness in internal control over financial reporting:

•	Review the procedures the Company has in place related to accounting and reporting for income taxes to determine if changes are appropriate;

•	Educate and train Company employees about accounting and reporting for income taxes;

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Incorporated herein by reference to the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our most recent definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION.

Incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2006”, in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “Certain Relationships and Related Transactions” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT

REGISTERED PUBLIC ACCOUNTANTS” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 7, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements
Page Number

Report Of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2006 and 2005	63

Consolidated Statements of Operations for the Years Ended

December 31, 2006, 2005 and 2004	64

Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2006, 2005 and 2004	65

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	67

Notes to Consolidated Financial Statements	69

(2)	Consolidated Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	103
Schedule III Real Estate and Accumulated Depreciation	104
Schedule IV Mortgage Loans on Real Estate	111

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

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 1, 2007
Charles B. Lebovitz

/s/ John N. Foy	Vice Chairman of the Board, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007
John N. Foy

/s/ Stephen D. Lebovitz*	Director, President and Secretary	March 1, 2007
Stephen D. Lebovitz

/s/ Claude M. Ballard*	Director	March 1, 2007
Claude M. Ballard

/s/ Leo Fields*	Director	March 1, 2007
Leo Fields

/s/ Matthew S. Dominski*	Director	March 1, 2007
Matthew S. Dominski

/s/ Winston W. Walker*	Director	March 1, 2007
Winston W. Walker

/s/ Gary L. Bryenton*	Director	March 1, 2007
Gary L. Bryenton

/s/ Martin J. Cleary*	Director	March 1, 2007
Martin J. Cleary

*By:_/s/ John N. Foy	Attorney-in-Fact	March 1, 2007
John N. Foy

INDEX TO FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2006 and 2005	63

Consolidated Statements of Operations for the Years Ended

December 31, 2006, 2005 and 2004	64

Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2006, 2005 and 2004	65

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	67

Notes to Consolidated Financial Statements	69

(2)	Consolidated Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	103
Schedule III Real Estate and Accumulated Depreciation	104
Schedule IV Mortgage Loans on Real Estate	111

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CBL & Associates Properties, Inc.

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, on January 1, 2006, utilizing the modified prospective application transition method.

Also, as described in Note 20 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 1, 2007

CBL & Associates Properties, Inc. Consolidated Balance Sheets (In thousands, except share data)
	December 31,
ASSETS	2006	2005
Real estate assets:
Land	$779,727	$776,989
Buildings and improvements	5,944,476	5,698,669
	6,724,203	6,475,658
Accumulated depreciation	(924,297)	(727,907)
	5,799,906	5,747,751
Real estate assets held for sale	—	63,168
Developments in progress	294,345	133,509
Net investment in real estate assets	6,094,251	5,944,428
Cash and cash equivalents	28,700	28,838
Receivables:
Tenant, net of allowance for doubtful accounts of $1,128 in 2006 and $3,439 in 2005	71,573	55,056
Other	9,656	6,235
Mortgage notes receivable	21,559	18,117
Investments in unconsolidated affiliates	78,826	84,138
Other assets	214,245	215,510
	$6,518,810	$6,352,322
LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$4,564,535	$4,341,055
Accounts payable and accrued liabilities	309,969	320,270
Total liabilities	4,874,504	4,661,325
Commitments and contingencies (Notes 3, 5 and 16)
Minority interests	559,450	609,475
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2006 and 2005	20	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2006 and 2005	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2006 and 2005	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 65,421,311 and 62,512,816 shares issued and outstanding in 2006 and 2005, respectively	654	625
Additional paid-in capital	1,074,450	1,037,764
Deferred compensation	—	(8,895)
Accumulated other comprehensive income	19	288
Retained earnings	9,701	51,708
Total shareholders’ equity	1,084,856	1,081,522
	$6,518,810	$6,352,322

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31
	2006	2005	2004
REVENUES:
Minimum rents	$620,251	$548,424	$476,305
Percentage rents	24,047	23,157	15,951
Other rents	20,261	17,674	16,102
Tenant reimbursements	308,857	278,199	245,989
Management, development and leasing fees	5,067	20,521	9,791
Other	23,658	19,485	17,005
Total revenues	1,002,141	907,460	781,143
EXPENSES:
Property operating	161,398	151,148	139,327
Depreciation and amortization	230,323	179,474	142,004
Real estate taxes	80,983	67,981	58,032
Maintenance and repairs	54,709	50,454	43,514
General and administrative	39,522	39,197	35,338
Loss on impairment of real estate assets	480	1,334	3,080
Other	18,623	15,444	16,373
Total expenses	586,038	505,032	437,668
Income from operations	416,103	402,428	343,475
Interest and other income	8,804	6,831	3,355
Interest expense	(257,067)	(208,183)	(177,219)
Loss on extinguishment of debt	(935)	(6,171)	—
Gain on sales of real estate assets	14,505	53,583	29,272
Gain on sale of management contracts	—	21,619	—
Equity in earnings of unconsolidated affiliates	5,295	8,495	10,308
Income tax provision	(5,902)	—	—
Minority interest in earnings:
Operating Partnership	(70,323)	(112,061)	(85,186)
Shopping center properties	(4,136)	(4,879)	(5,365)
Income before discontinued operations	106,344	161,662	118,640
Operating income of discontinued operations	2,765	895	1,626
Gain (loss) on discontinued operations	8,392	(82)	845
Net income	117,501	162,475	121,111
Preferred dividends	(30,568)	(30,568)	(18,309)
Net income available to common shareholders	$86,933	$131,907	$102,802
Basic per share data:
Income before discontinued operations, net of preferred dividends	$1.19	$2.09	$1.63
Discontinued operations	0.17	0.01	0.04
Net income available to common shareholders	$1.36	$2.10	$1.67
Weighted average common shares outstanding	63,885	62,721	61,602
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$1.16	$2.02	$1.57
Discontinued operations	0.17	0.01	0.04
Net income available to common shareholders	$1.33	$2.03	$1.61
Weighted average common and potential dilutive common shares outstanding	65,269	64,880	64,004

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statement Of Shareholders’ Equity

(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2003	$25	$606	$817,310	$(1,607)	—	$20,966	$837,300
Net income and total comprehensive income	—	—	—	—	—	121,111	121,111
Dividends declared - common stock	—	—	—	—	—	(92,678)	(92,678)
Dividends declared - preferred stock	—	—	—	—	—	(18,304)	(18,304)
Issuance of 700,000 shares of Series D preferred stock	7	—	169,326	—	—	—	169,333
Issuance of 169,962 shares of common stock and restricted common stock	—	2	4,526	(2,129)	—	—	2,399
Exercise of stock options	—	14	15,254	—	—	—	15,268
Accrual under deferred compensation arrangements	—	—	776	—	—	—	776
Amortization of deferred compensation	—	—	—	655	—	—	655
Conversion of Operating Partnership units into 525,636 shares of common stock	—	5	5,625	—	—	—	5,630
Adjustment for minority interest in Operating Partnership	—	—	12,661	—	—	—	12,661
Balance, December 31, 2004	32	627	1,025,478	(3,081)	—	31,095	1,054,151
Net income	—	—	—	—	—	162,475	162,475
Unrealized gain on available-for-sale securities	—	—	—	—	288	—	288
Total comprehensive income							162,763
Dividends declared - common stock	—	—	—	—	—	(111,294)	(111,294)
Dividends declared - preferred stock	—	—	—	—	—	(30,568)	(30,568)
Additional costs of issuing 700,000 shares of Series D preferred stock	—	—	(193)	—	—	—	(193)
Issuance of 230,041 shares of common stock and restricted common stock	—	2	9,011	(7,896)	—	—	1,117
Repurchase of 1,371,034 shares of common stock	—	(14)	(54,984)	—	—	—	(54,998)
Exercise of stock options	—	8	9,733	—	—	—	9,741
Accelerated vesting of share-based compensation	—	—	480	256	—	—	736
Accrual under deferred compensation arrangements	—	—	780	—	—	—	780
Issuance of stock under deferred compensation arrangement	—	2	(2)	—	—	—	—
Amortization of deferred compensation	—	—	—	1,826	—	—	1,826
Conversion of Operating Partnership units into 52,136 shares of common stock	—	—	10,304		—	—	10,304
Adjustment for minority interest in Operating Partnership	—	—	37,157	—	—	—	37,157
Balance, December 31, 2005	32	625	1,037,764	(8,895)	288	51,708	1,081,522

CBL & Associates Properties, Inc.

Consolidated Statement Of Shareholders’ Equity

(In thousands, except share data)

(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance, December 31, 2005 - as previously reported	32	625	1,037,764	(8,895)	288	51,708	1,081,522
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	9,696	—	—	(7,262)	2,434
Adjustments for minority interest in Operating Partnership	—	—	(2,036)	—	—	—	(2,036)
Balance, January 1, 2006 – as adjusted	32	625	1,045,424	(8,895)	288	44,446	1,081,920
Net income	—	—	—	—	—	117,501	117,501
Realized gain on available-for-sale securities					(1,073)		(1,073)
Unrealized gain on available-for-sale securities	—	—	—	—	804	—	804
Total comprehensive income							117,232
Dividends declared - common stock	—	—	—	—	—	(121,678)	(121,678)
Dividends declared - preferred stock	—	—	—	—	—	(30,568)	(30,568)
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	(8,895)	8,895	—	—	—
Issuance of 244,472 shares of common stock and restricted common stock	—	2	2,721		—	—	2,723
Cancellation of 34,741 shares of restricted common stock		—	(1,154)				(1,154)
Exercise of stock options	—	7	8,915	—	—	—	8,922
Accrual under deferred compensation arrangements	—	—	93	—	—	—	93
Amortization of deferred compensation	—	—	3,987	—	—	—	3,987
Income tax benefit from stock-based compensation	—	—	3,181	—	—	—	3,181
Conversion of Operating Partnership units into 1,979,644 shares of common stock	—	20	21,963	—	—	—	21,983
Adjustment for minority interest in Operating Partnership	—	—	(1,785)	—	—	—	(1,785)
Balance, December 31, 2006	$32	$654	$1,074,450	$—	$19	$9,701	$1,084,856

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$117,501	$162,475	$121,111
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	74,459	116,940	90,551
Depreciation	141,750	133,834	100,667
Amortization	96,111	55,381	49,162
Net amortization of above and below market leases	(12,581)	(6,434)	(3,515)
Amortization of debt premiums	(7,501)	(7,347)	(5,262)
Gain on sales of real estate assets	(14,505)	(53,583)	(29,583)
Realized gain on available-for-sale securities	(1,073)	—	—
(Gain) loss on discontinued operations	(8,392)	82	(845)
Gain on sale of management contracts	—	(21,619)	—
Share-based compensation expense	6,190	3,951	3,301
Income tax benefit from stock-based compensation	5,750	—	—
Equity in earnings of unconsolidated affiliates	(5,295)	(8,495)	(10,308)
Distributions of earnings from unconsolidated affiliates	12,285	7,347	8,600
Write-off of development projects	923	560	3,714
Loss on extinguishment of debt	935	6,171	—
Loss on impairment of real estate assets	480	1,334	3,080
Changes in assets and liabilities:
Tenant and other receivables	(20,083)	(9,879)	(1,678)
Other assets	(2,788)	(1,116)	(3,413)
Accounts payable and accrued liabilities	4,745	16,496	11,907
Net cash provided by operating activities	388,911	396,098	337,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(452,383)	(361,285)	(219,383)
Acquisitions of real estate assets and other assets	—	(426,537)	(587,163)
Proceeds from sales of real estate assets	127,117	64,350	113,565
Proceeds from sales of available-for-sale securities	2,507	—	—
Purchase of available-for-sale securities	(15,464)	—	—
Proceeds from sale of management contracts	—	22,000	—
Costs related to sale of management contracts	—	(381)	—
Cash in escrow	—	—	78,476
Additions to mortgage notes receivable	(300)	(859)	(9,225)
Payments received on mortgage notes receivable	224	13,173	17,590
Distributions in excess of equity in earnings of unconsolidated affiliates	16,852	15,523	30,616
Additional investments in and advances to unconsolidated affiliates	(18,046)	(27,840)	(27,112)
Purchase of minority interests in the Operating Partnership	(3,610)	(2,172)	(5,949)
Changes in other assets	(4,136)	(10,652)	(4,307)
Net cash used in investing activities	(347,239)	(714,680)	(612,892)

68

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	1,007,073	946,825	642,743
Principal payments on mortgage and other notes payable	(776,092)	(353,806)	(355,651)
Additions to deferred financing costs	(5,588)	(3,407)	(6,029)
Prepayment fees to extinguish debt	(557)	(6,524)	—
Proceeds from issuance of common stock	361	508	529
Proceeds from exercise of stock options	8,922	9,741	15,268
Income tax benefit from stock-based compensation	(5,750)	—	—
Proceeds from issuance of preferred stock	—	—	169,333
Additional costs of preferred stock offerings	—	(193)	—
Repurchase of common stock	(6,706)	(48,292)	—
Distributions to minority interests	(110,037)	(89,459)	(78,493)
Dividends paid to holders of preferred stock	(30,568)	(31,214)	(17,633)
Dividends paid to common shareholders	(122,868)	(102,525)	(89,230)
Net cash provided by (used in) financing activities	(41,810)	321,654	280,837
Net change in cash and cash equivalents	(138)	3,072	5,434
Cash and cash equivalents, beginning of period	28,838	25,766	20,332
Cash and cash equivalents, end of period	$28,700	$28,838	$25,766

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls and community shopping centers. CBL’s shopping center properties are located in 27 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of December 31, 2006, the Operating Partnership owned controlling interests in 72 regional malls, 27 associated centers (each located adjacent to a regional mall), four community centers and CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls, four associated centers and one community center. Because major decisions such as the acquisition, sale or refinancing of principal partnership or joint venture assets must be approved by one or more of the other partners, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. At December 31, 2006, the Operating Partnership had seven mall/lifestyle expansions, one open-air shopping center, one open-air shopping center expansion, one associated center and three community centers, one of which is owned in a joint venture, under construction. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2006, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 54.7% limited partnership interest for a combined interest held by CBL of 56.3%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2006, CBL’s Predecessor owned a 15.0% limited partnership interest, Jacobs owned a 19.8% limited partnership interest and third parties owned an 8.9% limited partnership interest in the Operating Partnership. CBL’s Predecessor also owned 6.2 million shares of CBL’s common stock at December 31, 2006, for a combined total interest of 20.4% in the Operating Partnership.

The Operating Partnership conducts CBL’s property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The Operating Partnership owns 100% of both of the Management Company’s preferred stock and its common stock.

CBL, the Operating Partnership and the Management Company are collectively referred to herein as “the Company.” All significant intercompany balances and transactions have been eliminated in the consolidated presentation.

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

The Company’s acquired intangibles and their balance sheet classifications as of December 31, 2006 and 2005, are summarized as follows:

	December 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other assets:
Above-market leases	$40,509	$(11,579)	$42,026	$(4,921)
In-place leases	69,615	(28,941)	72,584	(14,992)
Tenant relationships	49,796	(2,320)	49,796	(53)
Accounts payable and accrued liabilities:
Below-market leases	86,736	(31,386)	91,148	(14,816)

The total net amortization expense of the above acquired intangibles for the next five succeeding years will be $3,981 in 2007, $3,888 in 2008, $2,689 in 2009, $2,628 in 2010 and $2,163 in 2011.

Total interest expense capitalized was $11,504, $8,385 and $4,517 in 2006, 2005 and 2004, respectively.

Carrying Value of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations.

During 2006, the Company recognized a loss of $274 on the sale of two community centers and a loss of $206 on the sale of land. The aggregate loss of $480 was recorded as a loss on impairment of real estate assets.

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

During 2004, the Company determined that the carrying value of a vacant community center exceeded the community center’s estimated fair value by $402. The Company recorded the reduction in the carrying value of the related real estate assets to their estimated fair value as a loss on impairment of real estate assets. The Company sold this community center in October 2005 and recognized an additional impairment of $43.

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

Restricted Cash

Restricted cash of $34,814 and $34,448 was included in other assets at December 31, 2006 and 2005, respectively. Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.

Joint Ventures

Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to the Company’s historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of the Company’s interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to the Company’s historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers’ interests in the joint venture. Profit recognition assumes the Company has no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, are met.

The Company accounts for its investment in joint ventures where it owns a non-controlling interest or where it is not the primary beneficiary of a variable interest entity using the equity method of accounting. Under the equity method, the Company’s cost of investment is adjusted for its share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2006 and 2005, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $1,587 and $4,323, respectively, which is generally amortized over a period of 40 years.

Deferred Financing Costs

Net deferred financing costs of $11,881 and $10,849 were included in other assets at December 31, 2006 and 2005, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related notes payable. Amortization expense was $4,178, $5,031, and $4,390 in 2006, 2005 and 2004, respectively. Accumulated amortization was $10,385 and $11,532 as of December 31, 2006 and 2005, respectively.

Marketable Securities

Other assets include marketable securities consisting of corporate equity securities that are classified as available for sale. Unrealized gains and losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income in shareholders’ equity. Realized gains and losses and declines in value that are other than temporary are included in other income. Gains or losses on securities sold are based on the specific identification method. The following is a summary of the equity securities held by the Company as of December 31, 2006 and 2005:

		Gross Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006	$16,597	$24	$(4)	$16,617
December 31, 2005	1,332	289	—	1,621

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

The Company receives management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Development and leasing fees received from unconsolidated affiliates during the development period are recognized as revenue only to the extent of the third-party partners’ ownership interest. Development and leasing fees during the development period to the extent of the Company’s ownership interest are recorded as a reduction to the Company’s investment in the unconsolidated affiliate.

Gain on Sales of Real Estate Assets

Gains on sales of real estate assets are recognized when it is determined that the sale has been consummated, the buyer’s initial and continuing investment is adequate, the Company’s receivable, if any, is not subject to future subordination, and the buyer has assumed the usual risks and rewards of ownership of the asset. When the Company has an ownership interest in the buyer, gain is recognized to the extent of the third party partner’s ownership interest and the portion of the gain attributable to the Company’s ownership interest is deferred.

Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not material in 2006, 2005 and 2004.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income. The Company recorded an income tax provision of $5,902, $0 and $0 in 2006, 2005 and 2004, respectively. The income tax provision in 2006 consisted of a current income tax provision of $5,751 and a deferred income tax provision of $151.

The Company had a net deferred tax asset of $4,291 and $4,442 at December 31, 2006 and 2005, respectively. The net deferred tax asset at December 31, 2006 primarily consisted of operating expense accruals and differences between book and tax depreciation. The Company had recorded a valuation allowance to reduce the net deferred tax asset at December 31, 2005 to zero.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 10.0% of the Company’s total revenues in 2006, 2005 and 2004.

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

	Year Ended December 31,
	2006	2005	2004
Weighted average common shares	64,225	63,004	61,878
Effect of nonvested stock awards	(340)	(283)	(276)
Denominator – basic earnings per share	63,885	62,721	61,602
Dilutive effect of:
Stock options	1,189	1,741	1,970
Nonvested stock awards	138	223	232
Deemed shares related to deferred compensation arrangements	57	195	200
Denominator – diluted earnings per share	65,269	64,880	64,004

Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income for all periods presented represents unrealized gains (losses) on available for sale securities.

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. EITF Issue No. 04-5 was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF Issue No. 04-5 did not result in any changes to the manner in which the Company accounts for its joint ventures.

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

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The Company will adopt the provisions of SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission’s staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No. 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB No. 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB No. 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB No. 108, adjusted retained earnings as of January 1, 2006. This adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of assessing materiality. See Note 20 for further discussion.

Reclassifications

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the current year presentation, including reclassifications of prior year amounts related to discontinued operations (see Note 4).

NOTE 3. ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

The Company did not complete any acquisitions in 2006.

2005 Acquisitions

Effective June 1, 2005, the Company acquired a 70% interest in Laurel Park Place, a regional mall in Livonia, MI, for a purchase price of $80,363. The purchase price consisted of $2,828 in cash, the assumption of $50,654 of non-recourse debt that bears interest at a stated rate of 8.50% and matures in December 2012 and the issuance of 571,700 Series L special common units (the “L-SCUs”) in the Operating Partnership with a fair value of $26,881. The Company recorded a debt premium of $10,552, computed using an estimated market interest rate of 5.00%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition. The terms of the L-SCUs are described in Note 9.

The Company may elect to acquire the remaining 30% ownership interest in Laurel Park Place, or a portion thereof, at any time following the acquisition date for a purchase price of $14,000, which will be paid either through the issuance of common units of limited partnership interest in the Operating Partnership or with cash, at the Company’s election. If the Company exercises its right to acquire the remaining 30% interest, or a portion thereof, prior to December 2012 through the issuance of common units, the common units issued will not be entitled to receive distributions until after December 2012. If the Company does not exercise its right to acquire the remaining 30% interest by December 2012, then the partner owning that interest will thereafter receive a preferred return equal to the greater of 12% or the 10-year treasury rate plus 800 basis points on the portion of its joint venture interest that has not yet been acquired by the Company. The Company receives all of the profits and losses of Laurel Park Place and is responsible for all of its debt. The $14,000 value of the minority partner’s interest has been recorded in Accounts Payable and Accrued Liabilities.

On July 14, 2005, the Company acquired The Mall of Acadiana, a super-regional mall in Lafayette, LA, for a cash purchase price, including transaction costs, of $175,204. The Company also entered into 10-year lease agreements for 13.4 acres of land adjacent to The Mall of Acadiana, which provide the Company the right to purchase the land for a cash purchase price of $3,327 during the first year of the lease term, $3,510 during the second year and amounts increasing by 10% per year for each year of the lease term thereafter. After the first year, the seller may put the land to the Company for a price equal to the amounts set forth in the previous sentence. The Company also obtained a ten-year option to acquire another adjacent 14.9 acre tract of land for a cash purchase price of $3,245 during the first six months of the option, which increases to $3,407 during the second six months of the option and to $3,570 during the remaining nine years of the option. The Company acquired the 13.4 acre tract of land in 2006.

On November 7, 2005, the Company acquired Layton Hills Mall in Salt Lake City, UT, for a cash purchase price, including transaction costs, of $120,926. The Company funded a portion of the purchase price with a new, short-term loan of $102,850 that bore interest at the London Interbank Offered Rate (“LIBOR”) plus 95 basis points. The Company retired this loan in May 2006.

On November 16, 2005, the Company acquired Oak Park Mall in Overland, KS, Hickory Point Mall in Forsyth, IL, and Eastland Mall in Bloomington, IL, for a purchase price, including transaction costs, of $508,180, which consisted of $127,111 in cash, the assumption of $335,100 of interest-only, non-recourse loans that bear interest at a stated rate of 5.85% and mature in November 2015 and the issuance of 1,144,924 Series K special common units (the “K-SCUs”) of limited partnership interest in the Operating Partnership with a fair value of $45,969. The Company funded part of the cash portion of the purchase price with a new, non-recourse loan of $33,150 that bears interest at 5.85% and matures in November 2015. The terms of the K-SCUs are described in Note 9.

The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2005:

Land	$95,863
Buildings and improvements	763,523
Above-market leases	30,759
Tenant relationships	49,796
In-place leases	24,021
Total assets	963,962
Mortgage note payables assumed	(385,754)
Premiums on mortgage note payables assumed	(10,552)
Below-market leases	(54,263)
Other long-term liabilities	(14,474)
Net assets acquired	$498,919

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

	2005	2004
Total revenues	$971,647	$867,658
Total expenses	(549,938)	(499,451)
Income from operations	$421,709	$368,207
Income before discontinued operations	$153,319	$108,987
Net income available to common shareholders	$123,526	$93,149
Basic per share data:
Income before discontinued operations, net of preferred dividends	$1.96	$1.47
Net income available to common shareholders	$1.96	$1.51
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$1.89	$1.42
Net income available to common shareholders	$1.90	$1.46

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

On April 8, 2004, the Company acquired Greenbrier Mall in Chesapeake, VA, for a cash purchase price, including transaction costs, of $107,450. The purchase price was partially financed with a new recourse term loan of $92,650 that bore interest at LIBOR plus 100 basis points. The Company retired this loan in July 2006.

On April 21, 2004, the Company acquired Fashion Square, a community center in Orange Park, FL, for a cash purchase price, including transaction costs, of $3,961.

On May 20, 2004, the Company acquired Chapel Hill Mall and its associated center, Chapel Hill Suburban, in Akron, OH, for a cash purchase price, including transaction costs, of $78,252. The purchase price was partially financed with a new recourse term loan of $66,500 that bore interest at LIBOR plus 100 basis points. The Company retired this loan in July 2006.

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

On July 28, 2004, the Company acquired Monroeville Mall, and its associated center, the Annex, in the eastern Pittsburgh suburb of Monroeville, PA, for a total purchase price, including transaction costs, of $231,621, which consisted of $39,455 in cash, the assumption of $134,004 of non-recourse debt that bears interest at a stated rate of 5.73% and matures in January 2013, an obligation of $11,950 to pay for the fee interest in the land underlying the mall and associated center on or before July 28, 2007, and the issuance of 780,470 Series S Special Common Units (the “S-SCUs”) in the Operating Partnership with a fair value of $46,212. The Company recorded a debt premium of $3,270, computed using an estimated market interest rate of 5.30%, since the debt assumed was at an above-market interest rate compared to similar debt instruments at the date of acquisition.

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

The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2004:

Land	$81,673
Buildings and improvements	872,855
Above-market leases	8,329
In-place leases	33,921
Total assets	996,778
Mortgage note payables assumed	(304,646)
Premiums on mortgage note payables assumed	(19,455)
Below-market leases	(27,352)
Land purchase obligation	(11,950)
Net assets acquired	$633,375

The following unaudited pro forma financial information is for the year ended December 31, 2004. It presents the results of the Company as if each of the 2004 acquisitions had occurred on January 1, 2004. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2004. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the year ended December 31, 2004 are as follows:

Total revenues	$836,672
Total expenses	(470,833)
Income from operations	$365,839
Income before discontinued operations	$120,881
Net income available to common shareholders	$105,043
Basic per share data:
Income before discontinued operations, net of preferred dividends	$1.67
Net income available to common shareholders	$1.71
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$1.60
Net income available to common shareholders	$1.64

NOTE 4. DISCONTINUED OPERATIONS

During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274.

All five of these community centers were sold to Galileo America LLC (“Galileo America”) in connection with a put right the Company had previously entered into with Galileo America. The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering a total of three spaces in the properties sold to Galileo America. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of two years from the closing date. The Company had a liability of $252 at December 31, 2006 for the amounts to be paid over the remaining terms of the master lease obligations. To the extent the Company is relieved of its obligations under the master lease agreements as a result of leasing the spaces to third parties, the Company will recognize additional gain on sale of real estate assets.

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

Total revenues of the centers described above that are included in discontinued operations were $4,934, $4,796 and $3,004 in 2006, 2005 and 2004, respectively. All periods presented have been adjusted to reflect the operations of the centers described above as discontinued operations.

NOTE 5. JOINT VENTURES

Unconsolidated Affiliates

At December 31, 2006, the Company had investments in the following 14 partnerships and joint ventures, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest
Governor’s Square IB	Governor’s Plaza	50.00%
Governor’s Square Company	Governor’s Square	47.50%
High Pointe Commons, LP	High Pointe Commons	50.00%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.00%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.00%
Imperial Valley Commons L.P.	Imperial Valley Commons	60.00%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.00%

Joint Venture	Property Name	Company’s Interest
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.00%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.00%
Mall Shopping Center Company	Plaza del Sol	50.60%
N. Dalton Bypass, LLC	Hammond Creek Commons	51.00%
Parkway Place L.P.	Parkway Place	45.00%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.00%
York Town Center, LP	York Town Center	50.00%

Condensed combined financial statement information of the unconsolidated affiliates is presented as follows:

	December 31,
	2006	2005
ASSETS:
Net investment in real estate assets	$588,300	$586,715
Other assets	37,047	37,759
Total assets	$625,347	$624,474
LIABILITIES:
Mortgage and other notes payable	$489,811	$474,773
Other liabilities	18,526	17,270
Total liabilities	508,337	492,043
OWNERS' EQUITY
The Company	80,413	88,461
Other investors	36,597	43,970
Total owners' equity	117,010	132,431
Total liabilities and owners’ equity	$625,347	$624,474

	Year Ended December 31,
	2006	2005	2004

Total revenues	$94,785	$118,823	$109,696
Depreciation and amortization	(26,488)	(30,273)	(24,994)
Other operating expenses	(28,514)	(32,738)	(27,479)
Income from operations	39,783	55,812	57,223
Interest income	176	246	138
Interest expense	(34,731)	(35,083)	(27,353)
Gain on sales of real estate assets	5,244	6,717	4,555
Discontinued operations	—	55	1,945
Net income	$10,472	$27,747	$36,508

All debt on these properties is non-recourse. See Note 16 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

In December 2006, Kentucky Oaks Mall Company obtained a ten-year, non-recourse mortgage note payable of $30,000 that has a fixed interest rate of 5.27% and matures in January 2017. The net proceeds were used to retire the outstanding borrowings of $29,684 under the previous mortgage loan.

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

Jacobs’ initial contribution consisted of the three shopping centers and the Company made an initial cash contribution of $1,560. Concurrent with its formation, the joint venture entered into a new ten-year, fixed rate non-recourse loan of $200,000, secured by the collective centers. The proceeds from the loan were used to retire an existing construction loan totaling $121,828 and the balance was paid to Jacobs as a partial return of Jacobs’ equity. The joint venture equity will be equalized between Jacobs and the Company through future contributions by the Company and through property cash flow distributions.

Under the terms of the joint venture agreement, the Company is required to fund any additional equity necessary for capital expenditures, including future development or expansion of the property, and any operating deficits of the joint venture. The Company has guaranteed funding of such items up to a maximum of $50,000. The joint venture’s profits are allocated 50/50 to Jacobs and the Company. The Company receives a preferred return on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company’s invested capital, and repayment of the balance of Jacobs’ equity, share equally with Jacobs in the joint venture’s cash flows.

Galileo America Joint Venture

On September 24, 2003, the Company formed Galileo America, a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. The arrangement provided for the Company to sell, in three phases, its interests in 51 community centers for a total price of $516,000 plus a 10% interest in Galileo America.

The first phase of the transaction closed on October 23, 2003, when the Company sold its interests in 41 community centers to Galileo America for $393,925, which consisted of $250,705 in cash, the retirement of $24,922 of debt on one of the community centers, a note receivable of $4,813, Galileo America’s assumption of $93,037 in debt and $20,448 representing the Company’s 10% interest in Galileo America. The Company used the net proceeds to fund escrow amounts used in like-kind exchange acquisitions and to reduce outstanding borrowings under the Company’s credit facilities. The Company recognized a gain of $71,886 from the first phase and recorded its investment in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest. The note receivable was paid subsequent to December 31, 2003.

The second phase of the Galileo America transaction closed on January 5, 2004, when the Company sold its interest in six community centers for $92,375, which consisted of $62,687 in cash, the retirement of $25,953 of debt on one of the community centers, the joint venture’s assumption of $2,816 of debt and closing costs of $919. The real estate assets and related mortgage notes payable of the properties in the second phase were reflected as held for sale from October 23, 2003, the date that it was determined these assets met the criteria to be reflected as held for sale. There was no depreciation expense recorded on these assets subsequent to October 23, 2003.

The Company sold a community center expansion to Galileo America during September 2004 for $3,447 in cash. The Company recognized gain of $1,316 to the extent of the third party partner’s ownership interest and recorded an investment of $147 in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest.

In October 2004, the Company sold its interests in one community center to Galileo America for a purchase price of $17,900, which consisted of $2,900 in cash, Galileo America’s assumption of $10,500 of debt and a limited partnership interest in Galileo America, Inc. The community center was originally scheduled to be included in the third phase of the transaction that closed in January 2005. The Company recognized a gain of $2,840 on the sale of this property and recorded an investment of $3,820 in Galileo America at the carryover basis of the real estate assets contributed for its 10% interest in this property.

The third phase of the joint venture closed on January 5, 2005, when the Company sold its interests in two power centers, one community center and one community center expansion to Galileo America for $58,600, which consisted of $42,529 in cash, the joint venture’s assumption of $12,141 of debt, $3,596 representing the Company’s interest in Galileo America and closing costs of $334. The real estate assets and related mortgage notes payable of the properties in the third phase were reflected as held for sale as of January 1, 2004, the date that it was determined these assets met the criteria to be reflected as held for sale. The Company did not record any depreciation expense on these assets during 2004. The Company recognized a loss on impairment of real estate assets of $1,947 in December 2004 and an additional loss on impairment of real estate assets of $262 during the year ended December 31, 2005 related to the properties included in the third phase.

The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering certain spaces in certain of the properties sold to the joint venture. Under each master lease agreement, the Company was obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of five years from the applicable property’s closing date. Two properties in the first phase and one in the second phase were subject to master lease agreements. During 2005 and 2004, the Company recognized gain of $2,505 and $7,206, respectively, as a result of being relieved of its obligation under the master lease arrangements as spaces were leased to third parties.

The Company also received $8,000 of additional contingent consideration since, as the exclusive manager of the properties, it achieved certain leasing objectives related to spaces that were vacant, or projected to soon be vacant, at the time the first phase closed. The Company earned $4,167 in 2004 for leasing objectives that were met during 2004, of which $3,750 was recognized as gain on sales of real estate assets and $417, representing the portion attributable to the Company’s ownership interest, was recorded as a reduction of the Company’s investment in Galileo America.

On August 10, 2005, the Company transferred all of its 8.4% ownership interest in Galileo America to Galileo America in exchange for Galileo America’s interest in two community centers: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. The two properties had a fair value of $60,000. The Company recognized a gain of $42,022, in accordance with SFAS No. 153, on the redemption of its interest in Galileo America, which represents the excess of the fair value of the two properties over the carrying amount of the Company’s investment in Galileo America of $17,978. The Company had the right to put the two properties to Galileo America for $60,000 in cash at any time for one year following the redemption, as well as additional property at Springdale Center that the Company held in a ground lease for $3,000 in cash. As discussed in Note 4, the Company exercised its put right and sold these properties to Galileo America in May 2006. The Company also entered into an agreement to provide advisory services to Galileo America for a period of three years in exchange for $1,000 per year. The Company recorded a loss on impairment during 2005 related to these properties, which is discussed in Note 4.

The Company sold its management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”) for $22,000 in cash and, after reductions for closing costs, recognized a gain of $21,619 during 2005. The Company also transferred its remaining obligations of $3,818 under the master lease agreement to New Plan by paying New Plan a cash payment of $1,925. The Company recognized a gain of $1,893 during 2005 as a result of the settlement of the remaining master lease liability.

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

Separately, Galileo America entered into an agreement to acquire New Plan’s interest in a portfolio of properties. Under the terms of its agreement with Galileo America, the Company received an acquisition fee of $8,000 related to that transaction, which was recognized as management fee revenues during 2005.

As a result of the disposition of its ownership interest in Galileo America and the sale of the related management and advisory contracts, the Company recorded additional compensation expense of $1,301 in 2005 related to the severance of affected personnel, including $736 related to the accelerated vesting of stock-based compensation awards for certain of the affected personnel.

Variable Interest Entities

The Company has a 10% ownership interest and is the primary beneficiary in a joint venture that owns and operates Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. At December 31, 2006 and 2005, this joint venture had total assets of $54,516 and $56,101, respectively, and a mortgage note payable of $36,987 and $37,407, respectively.

In April 2005, the Company formed a joint venture with Jacobs to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. Under the terms of the joint venture agreement, the Company initially contributed $40,335 for a 50% interest in the joint venture, the proceeds of which were used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by Jacobs. The Company must also provide any additional equity necessary to fund the development of the property, as well as to fund up to an aggregate of $30,000 of operating deficits of the joint venture. The Company receives a preferred return of 11% on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company’s invested capital, share equally with Jacobs in the joint venture’s profits.

The joint venture arrangement provides the Company with the right to put its 50% ownership interest to Jacobs if certain approvals of tenants and government entities that are required for the continued development of the project are not obtained by the second anniversary of the joint venture agreement. The put right provides that Jacobs will acquire the Company’s 50% ownership interest for an amount equal to the total unreturned equity funded by the Company plus any accrued and unpaid preferred return on that equity.

The Company determined that the joint venture is a variable interest entity in which it is the primary beneficiary in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities and has consolidated this joint venture. At December 31, 2006 and 2005, this joint venture had total assets of $153,022 and $73,885, respectively, and recourse construction loans of $124,058 and $42,020, respectively.

In October 2006, the Company entered into a loan agreement with a third party under which the Company will loan the third party up to $18,000 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that the Company may convert the loan to a 50% ownership interest in the third party at anytime. The Company determined that its loan to the third party represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the Company consolidates this entity. At December 31, 2006, this joint venture had total assets of $10,743.

In October 2006, the Company entered into a loan agreement with a third party under which the Company will loan the third party up to $7,300 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that, in certain circumstances, the Company may convert the loan to a 25% ownership interest in the third party. The Company determined that its loan to the third party represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the Company consolidates this entity. At December 31, 2006, this joint venture had total assets of $6,527.

NOTE 6. MORTGAGE AND OTHER NOTES PAYABLE

Mortgage and other notes payable consisted of the following:

	December 31, 2006		December 31, 2005
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,517,710	5.99%	$3,281,939	6.02%
Variable-rate debt:
Recourse term loans on operating properties	101,464	6.48%	292,000	5.33%
Lines of credit	830,932	6.19%	690,285	5.29%
Construction loans	114,429	6.61%	76,831	5.76%
Total variable-rate debt	1,046,825	6.26%	1,059,116	5.33%
Total	$4,564,535	6.06%	$4,341,055	5.85%

(1) Weighted average interest rate including the effect of debt premiums, but excluding the amortization of deferred financing costs.

Non-recourse and recourse term loans include loans that are secured by properties owned by the Company that have a net carrying value of $4,748,864 at December 31, 2006.

Fixed-Rate Debt

At December 31, 2006, fixed-rate loans bear interest at stated rates ranging from 4.52% to 10.125%. Outstanding borrowings under fixed-rate loans include unamortized debt premiums of $34,687 that were recorded when the Company assumed debt to acquire real estate assets that was at an above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from April 2007 through January 2017, with a weighted average maturity of 5.07 years.

In July 2006, the Company obtained four separate ten-year, non-recourse loans totaling $317,000 that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average rate of 5.96%. The proceeds were used to retire $249,752 of mortgage notes payable that were scheduled to mature during the succeeding twelve months and to pay outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of three variable rate term loans totaling $189,150 and one fixed rate loan of $60,602. The Company recorded a loss on extinguishment of debt of $935 related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Variable-Rate Debt

Recourse term loans bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2006, interest rates on recourse loans varied from 6.38% to 6.60%. These loans mature at various dates from February 2007 to May 2009, with a weighted average maturity of .9 years.

Unsecured Line of Credit

On August 22, 2006, the Company amended its unsecured credit facility with Wells Fargo Bank to increase the availability from $500,000 to $560,000, extend the maturity date from August 27, 2006 to August 27, 2008 plus three one-year extension options, amend certain financial covenants to provide the Company with enhanced borrowing flexibility, increase the limit on the maximum availability that the Company may request from $600,000 to $700,000 and add a letter of credit feature to the credit facility. The credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement. At December 31, 2006, the outstanding borrowings of $330,000 under the unsecured credit facility had a weighted average interest rate of 6.25%. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit had a weighted average interest rate of 6.15% at December 31, 2006. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2006:

Total Available	Total Outstanding	Maturity Date
$476,000	$475,232	February 2009
100,000	7,500	June 2008
20,000	1,000	March 2007
17,200	17,200	April 2008
$613,200	$500,932

In addition to the total borrowings outstanding on the secured credit facilities, there were letters of credit totaling $2,071 that were outstanding at December 31, 2006.

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

The secured lines of credit are secured by 22 of the Company’s properties, which had an aggregate net carrying value of $481,390 at December 31, 2006.

Letters of Credit

At December 31, 2006, the Company had additional secured lines of credit with a total commitment of $37,345 that can only be used for issuing letters of credit. The total amount outstanding under these lines of credit was $16,837 at December 31, 2006.

Covenants and Restrictions

The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at December 31, 2006.

Thirty-five malls, five associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Debt Maturities

As of December 31, 2006, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2007	$151,466
2008	822,124
2009	996,691
2010	456,826
2011	222,386
Thereafter	1,880,355
4,529,848
Net unamortized premiums	34,687
$4,564,535

Of the $151,466 of scheduled principal payments in 2007, $91,795 is related to loans that are scheduled to mature in 2007. The Company intends to retire or refinance these loans.

NOTE 7. LOSS ON EXTINGUISHMENT OF DEBT

The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs and unamortized debt premiums when notes payable were retired before their scheduled maturity dates as follows:

	Year Ended December 31,
	2006	2005	2004

Prepayment fees	$557	$6,524	$—
Unamortized deferred financing costs	378	976	—
Unamortized debt premiums	—	(1,329)	—
	$935	$6,171	$—

NOTE 8. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

In November 2005, the Company’s board of directors approved a plan to repurchase up to $60,000 of the Company’s common stock by December 31, 2006. The Company had repurchased 1,371,034 shares of its common stock as of December 31, 2005 for a total of $54,998, or a weighted average cost of $40.11 per share. The Company has not repurchased any additional shares subsequent to December 31, 2005. The Company had a payable of $6,706 at December 31, 2005, related to repurchased common stock, which was paid in January 2006.

Preferred Stock

In June 2002, the Company completed an offering of 2,000,000 shares of 8.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), having a par value of $.01 per share, at its liquidation preference of $50.00 per share. The net proceeds of $96,370 were used to reduce outstanding balances under the Company’s credit facilities and to retire term loans on several properties. The dividends on the Series B Preferred Stock are cumulative and accrue from the date of issue and are payable quarterly in arrears at a rate of $4.375 per share per annum. The Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series B Preferred Stock cannot be redeemed by the Company prior to June 14, 2007. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $50.00 per share plus accrued and unpaid dividends.

On August 22, 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) with a par value of $0.01 per share. The Series C Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series C Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series C Preferred Stock cannot be redeemed by the Company prior to August 22, 2008. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends. The net proceeds of $111,227 were used to partially fund certain acquisitions discussed in Note 3 and to reduce outstanding borrowings on the Company’s credit facilities.

On December 13, 2004, the Company issued 7,000,000 depositary shares in a public offering, each representing one-tenth of a share of 7.375% Series D Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock”) with a par value of $0.01 per share. The Series D Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series D Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $18.4375 per share ($1.84375 per depositary share) per annum. The Series D Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series D Preferred Stock cannot be redeemed by the Company prior to December 13, 2009. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends. The net proceeds of $169,333 were used to reduce outstanding borrowings on the Company’s credit facilities.

Holders of each series of preferred stock will have limited voting rights if dividends are not paid for six or more quarterly periods and in certain other events.

Dividends

On November 2, 2006, the Company declared a cash dividend of $0.5050 per share of common stock for the quarter ended December 31, 2006. The dividend was paid on January 16, 2007, to shareholders of record as of December 29, 2006. The total dividend of $33,038 is included in accounts payable and accrued liabilities at December 31, 2006.

On October 5, 2005, the Company declared a special one-time cash dividend of $0.09 per share of common stock as a result of the taxable gains generated from the sale of the Company’s management contracts with Galileo America as discussed in Note 5. On October 27, 2005, the Company declared a cash dividend of $0.4575 per share of common stock for the quarter ended December 31, 2005. Both dividends were paid on January 16, 2006, to shareholders of record as of December 30, 2005. The total dividend of $34,228 is included in accounts payable and accrued liabilities at December 31, 2005.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2006	2005	2004
Dividends declared:
Common stock	$1.8775	$1.76625	$1.49375
Series B preferred stock	$4.375	$4.375	$4.37505
Series C preferred stock	$19.375	$19.375	$19.375
Series D preferred stock	$18.4375	$19.359375	$—

Allocations: (1)
Ordinary income	97.56%	100.00%	87.41%
Capital gains 15% rate	2.22%	0.00%	11.27%
Capital gains 20% rate	0.00%	0.00%	0.00%
Capital gains 25% rate	0.22%	0.00%	1.32%
Return of capital	0.00%	0.00%	0.00%
Total	100.00%	100.00%	100.00%

(1) The allocations for income tax purposes are the same for the common stock and each series of preferred stock for each period presented.

NOTE 9. MINORITY INTERESTS

Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 16 of the Company’s shopping center properties that is held by third parties.

Minority Interest in Operating Partnership

The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the “Operating Partnership Units”) that the Company does not own.

The assets and liabilities allocated to the Operating Partnership’s minority interests are based on their ownership percentage of the Operating Partnership at December 31, 2006 and 2005. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interests at December 31, 2006 and 2005 by the total Operating Partnership Units outstanding at December 31, 2006 and 2005, respectively. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 43.7% and 45.8% at December 31, 2006 and 2005, respectively.

Income is allocated to the Operating Partnership’s minority interests based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interests by the total weighted average number of Operating Partnership Units outstanding during the year.

A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is redeemable for cash or shares of the Company’s common stock. As a result, an allocation is made between shareholders’ equity and minority interest in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding. In 2006, the Company allocated $1,785 from shareholders’ equity to minority interest. During 2005 and 2004, the Company allocated $37,157 and $12,661, respectively, from minority interest to shareholders’ equity.

The total minority interest in the Operating Partnership was $550,905 and $596,803 at December 31, 2006 and 2005, respectively.

On November 2, 2006, the Operating Partnership declared a distribution of $26,267 to the Operating Partnership’s limited partners. The distribution was paid on January 16, 2007. This distribution represented a distribution of $0.5050 per unit for each common unit and $0.6346 to $.7125 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2006.

On October 27, 2005, the Operating Partnership declared a distribution of $29,014 to the Operating Partnership’s limited partners. The distribution was paid on January 16, 2006. This distribution represented a distribution of $0.5475 per unit for each common unit and $0.6346 to $.7125 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2005.

Minority Interest in Operating Partnership-Conversion Rights

Under the terms of the Operating Partnership’s limited partnership agreement, each of the limited partners has the right to exchange all or a portion of its partnership interests for shares of CBL’s common stock or, at CBL’s election, their cash equivalent. When an exchange occurs, CBL assumes the limited partner’s ownership interests in the Operating Partnership. The number of shares of common stock received by a limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of Operating Partnership Units exchanged by the limited partner. The amount of cash received by the limited partner, if CBL elects to pay cash, will be based on the five-day trailing average of the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the limited partner in the exchange. Neither the limited partnership interests in the Operating Partnership nor the shares of common stock of CBL are subject to any right of mandatory redemption.

As of January 31, 2004, holders of 26,318,804 Series J special common units (“J-SCUs”) may exchange them for shares of common stock or cash. The J-SCUs receive a distribution equal to that paid on the common units.

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

In November 2005, the Company issued 1,144,924 K-SCUs in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall, which is discussed in Note 3. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and will receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

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

During 2006, holders elected to exchange 595,041 special common units and 1,480,066 common units. The Company elected to exchange $3,610 of cash and 1,979,644 shares of common stock for these units.

During 2005, holders elected to exchange 48,618 special common units and 3,518 common units and the Company elected to exchange $2,172 of cash for these units.

During 2004, holders elected to exchange 62,392 special common units and 683,250 common units. The Company elected to exchange $5,949 of cash and 525,636 shares of common stock for these units.

Outstanding rights to convert minority interests in the Operating Partnership to common stock were held by the following parties at December 31, 2006 and 2005:

	December 31,
	2006	2005
The Company	65,421,311	62,512,816
Jacobs	23,066,680	23,796,796
CBL’s Predecessor	17,493,676	17,511,224
Third parties	10,298,001	11,617,592
Total Operating Partnership Units	116,279,668	115,438,428

Minority Interest in Shopping Center Properties

The Company’s consolidated financial statements include the assets, liabilities and results of operations of 16 properties that the Company does not wholly own. The minority interests in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total minority interests in shopping center properties was $8,545 and $12,672 at December 31, 2006 and 2005, respectively.

The assets and liabilities allocated to the minority interests in shopping center properties are based on the third parties’ ownership percentages in each shopping center property at December 31, 2005 and 2004. Income is allocated to the minority interests in shopping center properties based on the third parties’ weighted average ownership in each shopping center property during the year.

NOTE 10. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2006, as follows:

2007	$546,893
2008	472,088
2009	415,491
2010	357,383
2011	296,946
Thereafter	1,016,814
$3,105,615

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 11. MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 5.0% to 10.0%, with a weighted average interest rate of 7.33% and 6.68% at December 31, 2006 and 2005, respectively. Maturities of notes receivable range from February 2007 to January 2047.

NOTE 12. SEGMENT INFORMATION

The Company measures performance and allocates resources according to property type, which is determined based on differences such as nature of tenants, capital requirements, economic risks and leasing terms. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. The accounting policies of the reportable segments are the same as those described in Note 2. Information on the Company’s reportable segments is presented as follows:

Year Ended December 31, 2006	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$928,173	$38,659	$7,431	$27,878	$1,002,141
Property operating expenses (1)	(313,889)	(9,228)	(2,372)	28,399	(297,090)
Interest expense	(214,709)	(4,681)	(2,826)	(34,851)	(257,067)
Other expense	—	—	—	(18,623)	(18,623)
Gain on sales of real estate assets	4,405	1,033	34	9,033	14,505
Segment profit and loss	$403,980	$25,783	$2,267	$11,836	443,866
Depreciation and amortization expense					(230,323)
General and administrative expense					(39,522)
Interest and other income					8,804
Loss on extinguishment of debt					(935)
Loss on impairment of real estate assets					(480)
Equity in earnings of unconsolidated affiliates					5,295
Income tax provision					(5,902)
Minority interest in earnings					(74,459)
Income before discontinued operations					$106,344
Total assets	$5,823,890	$317,708	$53,457	$323,755	$6,518,810
Capital expenditures	$285,560	$42,952	$3,606	$157,399	$489,517

Year Ended December 31, 2005	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$827,679	$34,293	$8,168	$37,320	$907,460
Property operating expenses (1)	(280,122)	(8,833)	(2,192)	21,564	(269,583)
Interest expense	(183,120)	(4,674)	(2,872)	(17,517)	(208,183)
Other expense	—	—	—	(15,444)	(15,444)
Gain on sales of real estate assets	18	—	3,802	49,763	53,583
Segment profit and loss	$364,455	$20,786	$6,906	$75,686	467,833
Depreciation and amortization expense					(179,474)
General and administrative expense					(39,197)
Interest and other income					6,831
Loss on extinguishment of debt					(6,171)
Gain on sale of management contracts					21,619
Loss on impairment of real estate assets					(1,334)
Equity in earnings of unconsolidated affiliates					8,495
Minority interest in earnings					(116,940)
Income before discontinued operations					$161,662
Total assets	$5,619,923	$272,364	$151,970	$308,065	$6,352,322
Capital expenditures	$1,182,349	$21,577	$77,026	$85,037	$1,365,989

Year Ended December 31, 2004	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$720,106	$30,000	$14,782	$16,255	$781,143
Property operating expenses (1)	(250,512)	(6,672)	(4,791)	21,102	(240,873)
Interest expense	(159,998)	(4,804)	(3,154)	(9,263)	(177,219)
Other expense	—	—	—	(16,373)	(16,373)
Gain on sales of real estate assets	848	322	27,784	318	29,272
Segment profit and loss	$310,444	$18,846	$34,621	$12,039	375,950
Depreciation and amortization expense					(142,004)
General and administrative expense					(35,338)
Interest and other income					3,355
Loss on impairment of real estate assets					(3,080)
Equity in earnings of unconsolidated affiliates					10,308
Minority interest in earnings					(90,551)
Income before discontinued operations					$118,640
Total assets	$4,653,707	$273,166	$155,042	$122,585	$5,204,500
Capital expenditures	$1,081,529	$56,109	$18,631	$20,541	$1,176,810

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, the Company’s office building, the Management Company and the Company’s subsidiary that provides security and maintenance services.

NOTE 13. OPERATING PARTNERSHIP

Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

	December 31,
	2006	2005
ASSETS:
Net investment in real estate assets	$6,094,252	$5,944,428
Investment in unconsolidated affiliates	78,826	84,137
Other assets	344,842	323,354
Total assets	$6,517,921	$6,351,919
LIABILITIES:
Mortgage and other notes payable	$4,564,534	$4,341,055
Other liabilities	276,792	279,315
Total liabilities	4,841,326	4,620,370
Minority interests	8,959	12,672
PARTNERS’ CAPITAL	1,667,636	1,718,877
Total liabilities and partners’ capital	$6,517,921	$6,351,919

	Year Ended December 31,
	2006	2005	2004
Total revenues	$1,002,141	$907,459	$781,143
Depreciation and amortization	(230,323)	(179,474)	(142,004)
Other operating expenses	(352,033)	(323,082)	(294,273)
Income from operations	419,785	404,903	344,866
Interest and other income	8,799	6,828	3,355
Interest expense	(257,065)	(208,180)	(177,191)
Loss on extinguishment of debt	(935)	(6,171)	—
Gain on sales of real estate assets	14,505	53,583	29,272
Gain on sale of management contracts	—	21,619	—
Equity in earnings of unconsolidated affiliates	5,295	8,495	10,308
Income tax provision	(5,902)	—	—
Minority interest in shopping center properties	(4,136)	(4,879)	(5,365)
Income before discontinued operations	180,346	276,198	205,245
Operating income of discontinued operations	2,765	857	1,626
Gain (loss) on discontinued operations	8,392	(82)	845
Net income	$191,503	$276,973	$207,716

NOTE 14. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $255,523, $207,861 and $174,496 during 2006, 2005 and 2004, respectively.

The Company’s noncash investing and financing activities were as follows for 2006, 2005 and 2004:

	2006	2005	2004
Accrued dividends and distributions	$59,305	$63,242	$46,644
Additions to real estate assets accrued but not yet paid	38,543	19,754	9,041
Conversion of Operating Partnership units into common stock	21,983	10,304	5,630
Note receivable from sale of real estate assets	3,366	2,627	—
Payable related to acquired marketable securities	1,078	—	—
Debt assumed to acquire property interests	—	385,754	304,646
Issuance of minority interest to acquire property interests	—	72,850	46,212
Purchase obligation related to acquired property	—	14,000	11,950
Premiums related to debt assumed to acquire property interests	—	10,552	19,455
Payable related to repurchased common stock	—	6,706	—
Debt consolidated from application of FIN 46(R)	—	—	38,147

NOTE 15. RELATED PARTY TRANSACTIONS

CBL’s Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. The Company paid approximately $221,151, $96,246 and $81,153 to the construction company in 2006, 2005 and 2004, respectively, for construction and development activities. The Company had accounts payable to the construction company of $31,243 and $8,097 at December 31, 2006 and 2005, respectively.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $3,219, $14,290 and $5,970 in 2006, 2005 and 2004, respectively.

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

Guarantees

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest. The total amount outstanding at both December 31, 2006 and 2005 was $53,200, of which the Company had guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

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

Under the terms of the partnership agreement of Mall of South Carolina L.P., an unconsolidated affiliate in which the Company owns a 50% interest, the Company had guaranteed 100% of the construction debt incurred to develop Coastal Grand – Myrtle Beach in Myrtle Beach, SC. The Company received a fee of $1,572 for this guaranty when it was issued during 2003. The Company was recognizing one-half of this fee as revenue pro rata over the term of the guaranty until its scheduled expiration in May 2006, which represents the portion of the fee attributable to the third-party partner’s ownership interest. As discussed in Note 5, Mall of South Carolina L.P. refinanced the construction loan with new mortgage loans in September 2004. As a result, the Company was released from the guaranty and recognized one-half of the unamortized balance of the guaranty fee, or $328, as revenue when the construction loan was retired. The remaining $328 attributable to the Company’s ownership interest was recorded as a reduction to the Company’s investment in the partnership. The Company recognized total revenue of $568 related to this guaranty during 2004.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $18,369 and $24,100 at December 31, 2006 and 2005, respectively.

Ground Leases

The Company is the lessee of land at certain of its properties under long-term operating leases, which include scheduled increases in minimum rents. The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms. Most leases have initial terms of at least 20 year and contain one or more renewal options, generally for a minimum of five- or 10-year periods.

The future obligations under these operating leases at December 31, 2006, are as follows:

2007	$626
2008	628
2009	632
2010	634
2011	737
Thereafter	34,937
$38,194

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other notes payable was $4,608,682 and $4,336,474 at December 31, 2006 and 2005, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated rates at which similar loans would be made currently.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), share-based payments are not recorded as shareholders’ equity until the related compensation expense is recognized. Accordingly, the Company reclassified $8,895 from the deferred compensation line item in shareholders’ equity to additional-paid in capital as of January 1, 2006. Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income available to common shareholders for the year ended December 31, 2006 is $302 lower than if it had continued to account for share-based compensation under SFAS No. 123. As a result, basic EPS and diluted EPS were each $0.01 per share lower.

The compensation cost that has been charged against income for the plan was $5,632, $4,775 and $2,890 for 2006, 2005 and 2004, respectively. Compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax benefit resulting from stock-based compensation of $5,750 in 2006 has been reflected as a financing cash flow in the consolidated statement of cash flows. As a result of recurring losses in 2005 and 2004, a full valuation allowance had been recorded against the Management Company’s net deferred tax asset. Accordingly, the recognition of compensation cost or the tax deduction received upon the exercise or vesting of share-based awards resulted in no tax benefits to the Company in those years. Compensation cost capitalized as part of real estate assets was $947, $535 and $275 in 2006, 2005 and 2004, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net income available to common shareholders, as reported	$131,907	$102,802
Stock-based compensation expense included in reported net income available to common shareholders	4,775	2,890
Total stock-based compensation expense determined under fair value method	(5,186)	(3,398)
Pro forma net income available to common shareholders	$131,496	$102,294
Earnings per share:
Basic, as reported	$2.10	$1.67
Basic, pro forma	$2.10	$1.66
Diluted, as reported	$2.03	$1.61
Diluted, pro forma	$2.03	$1.60

The Company’s stock option activity for the year ended December 31, 2006 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,208,440	$13.89
Exercised	(700,120)	$12.74
Cancelled	(5,600)	$18.27
Outstanding at December 31, 2006	1,502,720	$14.40	3.6	$43,499
Vested or expected to vest at December 31, 2006	1,502,720	$14.40	3.6	$43,499
Options exercisable at December 31, 2006	1,357,920	$13.99	3.5	$39,867

No stock options have been granted since the adoption of SFAS No. 123 on January 1, 2003. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $19,898, $23,055 and $24,471, respectively.

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

A summary of the status of the Company’s stock awards as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	387,506	$30.06
Granted	249,538	$39.73
Vested	(167,840)	$32.18
Forfeited	(11,860)	$35.34
Nonvested at December 31, 2006	457,344	$34.35

The weighted average grant-date fair value of shares granted during 2006, 2005 and 2004 was $39.73, $38.24 and $26.37, respectively. The total fair value of shares vested during 2006, 2005 and 2004 was $6,735, $13,144 and $3,990, respectively.

As of December 31, 2006, there was $12,091 of total unrecognized compensation cost related to nonvested stock options and stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.6 years.

NOTE 19. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $1,157, $727 and $657 in 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan that allows eligible employees to acquire shares of the Company’s common stock in the open market without incurring brokerage or transaction fees. Under the plan, eligible employees make payroll deductions that are used to purchase shares of the Company’s common stock. The shares are purchased by the fifth business day of the month following the month when the deductions were withheld. The shares are purchased at the prevailing market price of the stock at the time of purchase.

Deferred Compensation Arrangements

The Company has entered into agreements with certain of its officers that allow the officers to defer receipt of selected salary increases and/or bonus compensation for periods ranging from 5 to 10 years. For certain officers, the deferred compensation arrangements provide that when the salary increase or bonus compensation is earned and deferred, shares of the Company’s common stock issuable under the Amended and Restated Stock Incentive Plan are deemed set aside for the amount deferred. The number of shares deemed set aside is determined by dividing the amount of compensation deferred by the fair value of the Company’s common stock on the deferral date, as defined in the arrangements. The shares set aside are deemed to receive dividends equivalent to those paid on the Company’s common stock, which are then deemed to be reinvested in the Company’s common stock in accordance with the Company’s dividend reinvestment plan. When an arrangement terminates, the Company will issue shares of the Company’s common stock to the officer equivalent to the number of shares deemed to have accumulated under the officer’s arrangement. The Company accrues compensation expense related to these agreements as the compensation is earned during the term of the agreement.

In October 2005, the Company issued 174,403 shares of common stock to one officer as a result of the termination of that officer’s deferred compensation agreement.

In June 2006, the Company issued 13,974 shares of common stock to an officer, net of 5,026 shares surrendered to satisfy withholding taxes, as a result of the termination of that officer’s deferred compensation agreement.

At December 31, 2006 and 2005, respectively, there were 47,813 and 63,882 shares that were deemed set aside in accordance with these arrangements.

For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 7.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in interest, of $165 and $107 related to these arrangements.

NOTE 20. STAFF ACCOUNTING BULLETIN NO. 108

As discussed in Note 2, the Company adopted SAB No. 108 on December 31, 2006.

In prior years, the Company incorrectly recorded the realized tax return benefits of excess stock compensation deductions as reductions to income tax expense rather than as increases to additional paid-in capital and minority interest liability in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, the Company improperly recorded deferred tax assets. These errors in accounting for income taxes resulted in an understatement of the Company’s provision for income taxes and an overstatement of net income and minority interest in earnings of the Operating Partnership for the affected years.

As permitted by the initial application provisions of SAB No. 108, the Company adjusted the affected balance sheet accounts and retained earnings as of January 1, 2006 for the cumulative effect of these errors. The impact of correcting these items as of January 1, 2006 is summarized as follows:

Deferred tax asset	$4,442
Minority interest liability	(2,008)
Additional paid-in capital	(9,696)
Retained earnings	$(7,262)

NOTE 21. SUBSEQUENT EVENT

In February 2007, the Company entered into an agreement with Bain Capital, a global private investment firm, under which the Company acquired a minority interest in subsidiaries of Jhinseng Group, an established mall operating and real estate development company located in Nanjing, China, for $15,000. The Company also received warrants to acquire an additional minority interest that can be exercised at the Company’s option for a period of three years.

NOTE 22. QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information differs from previously reported results since the results of operations of long-lived assets disposed of subsequent to each quarter end in 2006 have been reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$245,319	$236,981	$246,549	$273,292	$1,002,141
Income from operations	104,102	97,567	93,915	120,519	416,103
Income before discontinued operations	26,156	20,601	22,150	37,437	106,344
Discontinued operations	2,099	7,969	(171)	1,260	11,157
Net income available to common shareholders	20,613	20,928	14,337	31,055	86,933
Basic per share data:
Income before discontinued operations, net of preferred dividends	$0.30	$0.20	$0.23	$0.46	$1.19
Net income available to common shareholders	$0.33	$0.33	$0.22	$0.48	$1.36
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$0.29	$0.20	$0.22	$0.45	$1.16
Net income available to common shareholders	$0.32	$0.32	$0.22	$0.47	$1.33

103

Year Ended December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$214,711	$203,033	$227,780	$261,936	$907,460
Income from operations	97,180	87,088	99,638	118,522	402,428
Income before discontinued operations	32,640	28,419	67,443	33,160	161,662
Discontinued operations	373	6	292	142	813
Net income available to common shareholders	25,371	20,783	60,093	25,660	131,907
Basic per share data:
Income before discontinued operations, net of preferred dividends	$0.40	$0.33	$0.95	$0.41	$2.09
Net income available to common shareholders	$0.41	$0.33	$0.95	$0.41	$2.10
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$0.39	$0.32	$0.92	$0.39	$2.02
Net income available to common shareholders	$0.39	$0.32	$0.92	$0.40	$2.03

(1) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

104

105

Schedule II

CBL & Associates Properties, Inc.

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Allowance for doubtful accounts:
Balance, beginning of year	$3,439	$3,237	$3,237
Additions (reductions) in allowance charged to expense	(1,097)	1,296	2,754
Bad debts charged against allowance	(1,214)	(1,094)	(2,754)
Balance, end of year	$1,128	$3,439	$3,237

Schedule III

CBL & ASSOCIATES PROPERTIES, INC. REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION At December 31, 2006 (In thousands)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
MALLS:
Arbor Place, Douglasville, GA	$74,848	$7,862	$95,330	$19,142	—	$7,862	$114,472	$122,334	$24,931	1998	-1999
Asheville Mall, Asheville, NC	66,804	7,139	58,747	32,464	(805)	6,334	91,211	97,545	19,091	1998
Bonita Lakes Mall, Meridian, MS	25,021	4,924	31,933	6,380	(985)	4,924	37,328	42,252	11,267	1997
Brookfield Square, Brookfield, WI	103,341	8,646	78,703	12,185	—	8,649	90,885	99,534	13,567	2001
Burnsville Center, Burnsville, MN	66,780	12,804	71,355	42,314	(1,157)	16,102	109,214	125,316	22,750	1998
Cary Towne Center, Cary, NC	84,898	23,688	74,432	19,221	—	23,701	93,640	117,341	13,568	2001
Chapel Hill Mall, Akron, OH	76,697	6,578	68,043	7,330	—	6,578	75,373	81,951	5,398	2004
CherryVale Mall, Rockford, IL	92,375	11,892	63,973	26,173	(1,667)	11,608	88,763	100,371	12,410	2001
Citadel Mall, Charleston, SC	29,042	11,443	44,008	11,050	—	11,896	54,605	66,501	8,143	2001
Cross Creek Mall, Fayetteville, NC	68,514	19,155	104,353	7,676	—	19,155	112,029	131,184	11,677	2003
College Square, Morristown, TN (E)	—	2,954	17,787	11,755	(27)	2,927	29,542	32,469	11,509	1987	-1988
Columbia Place, Columbia, SC	31,729	9,645	52,348	3,062	(423)	9,222	55,410	64,632	8,639	2002
CoolSprings Galleria, Nashville, TN	126,915	13,527	86,755	48,223	—	13,527	134,978	148,505	45,209	1989	-1991
Eastland Mall, Bloomington, IL	59,400	5,746	75,893	402	—	5,746	76,295	82,041	3,337	2005
East Towne Mall, Madison, WI	78,719	4,496	63,867	35,914	(366)	4,130	99,781	103,911	13,862	2002
Eastgate Mall, Cincinnati, OH (G)	55,377	13,046	44,949	23,513	—	13,046	68,462	81,508	10,081	2001
Fashion Square, Saginaw, MI	57,307	15,218	64,970	10,103	—	15,218	75,073	90,291	12,263	2001
Fayette Mall, Lexington, KY	91,673	20,707	84,267	38,999	11	20,718	123,266	143,984	15,398	2001
Frontier Mall, Cheyenne, WY (E)	—	2,681	15,858	11,345	—	2,681	27,203	29,884	12,039	1984	-1985
Foothills Mall, Maryville, TN (E)	—	4,536	14,901	10,896	—	4,536	25,797	30,333	10,807	1996
Georgia Square, Athens, GA (E)	—	2,982	31,071	13,106	(32)	2,950	44,177	47,127	21,776	1982
Greenbrier Mall, Chesapeake, VA	84,653	3,181	107,355	2,932	—	2,555	110,913	113,468	8,579	2004
Gulf Coast Town Center, Ft Meyers, FL	124,058	18,816	65,947	—	(1,964)	16,852	65,947	82,799	2,171	2005
Hamilton Place, Chattanooga, TN	116,518	2,422	40,757	20,915	(441)	1,981	61,672	63,653	25,146	1986	-1987
Hanes Mall, Winston-Salem, NC	102,911	17,176	133,376	36,548	(948)	16,808	169,344	186,152	24,113	2001
Harford Mall , Bel Air, MD (E)	—	8,699	45,704	3,086	—	8,699	48,790	57,489	5,765	2003
Hickory Hollow Mall, Nashville, TN	84,262	13,813	111,431	24,123	—	13,813	135,554	149,367	27,672	1998

Schedule III

CBL & ASSOCIATES PROPERTIES, INC. REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION At December 31, 2006 (In thousands)

		Initial Cost (A)			Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Hickory Point, (Forsyth)Decatur, IL	32,731	10,732	31,728	41	—	10,732	31,769	42,501	2,687	2005
Honey Creek Mall, Terre Haute, IN	33,159	3,108	83,358	1,178	—	3,108	84,536	87,644	6,808	2004
JC Penney Store, Maryville, TN (E)	—	—	2,650	—	—	—	2,650	2,650	1,480	1983
Janesville Mall, Janesville, WI	12,001	8,074	26,009	3,188	—	8,074	29,197	37,271	7,265	1998
Jefferson Mall, Louisville, KY	41,695	13,125	40,234	13,748	—	13,125	53,982	67,107	7,831	2001
The Lakes Mall, Muskegon, MI (E)	—	3,328	42,366	9,129	—	3,328	51,495	54,823	11,327	2000	-2001
Lakeshore Mall, Sebring, FL (E)	—	1,443	28,819	4,103	(169)	1,274	32,922	34,196	11,661	1991	-1992
Laurel Park Place, Livonia, MI	58,120	13,289	92,579	1,258	—	13,289	93,837	107,126	5,844	2005
Layton Hills Mall, Layton, UT	—	20,464	99,836	1,074	(275)	20,189	100,910	121,099	5,266	2005
Madison Square, Huntsville, AL (E)	—	17,596	39,186	17,385	717	18,313	56,571	74,884	7,020	1984
Mall del Norte, Laredo, TX	113,400	21,734	142,049	7,376	—	21,734	149,425	171,159	9,977	2004
Mall of Acadiana, Lafayette, LA	—	22,511	145,769	789	—	22,511	146,558	169,069	11,041	2005
Meridian Mall, Lansing, MI	88,743	529	103,678	55,461	—	2,232	157,436	159,668	32,556	1998
Midland Mall, Midland, MI	37,850	10,321	29,429	6,361	—	10,321	35,790	46,111	6,406	2001
Monroeville Mall, Pittsburgh, PA	129,759	21,217	177,214	10,085	—	21,263	187,253	208,516	12,657	2004
Northpark Mall, Joplin, MO	40,404	9,977	65,481	18,433	—	10,962	82,929	93,891	5,283	2004
Northwoods Mall, Charleston, SC	59,695	14,867	49,647	16,152	(777)	14,090	65,799	79,889	9,508	2001
Oak Hollow Mall, High Point, NC	41,459	5,237	54,775	3,419	—	5,237	58,194	63,431	19,086	1994	-1995
Oak Park Mall, Overland Park, KS	276,122	23,119	318,759	(239)	—	23,119	318,520	341,639	11,713	2005
Old Hickory Mall, Jackson, TN	33,062	15,527	29,413	4,074	—	15,527	33,487	49,014	5,397	2001
Panama City Mall, Panama City, FL	38,808	9,017	37,454	11,624	—	12,168	45,927	58,095	5,857	2002
Parkdale Mall, Beaumont, TX	52,961	20,723	47,390	30,604	(307)	20,416	77,994	98,410	11,173	2001
Park Plaza Mall, Little Rock, AR	44,894	6,297	81,638	27,759	—	6,304	109,390	115,694	6,229	2004
Pemberton Square, Vicksburg, MS	—	1,191	14,305	577	(947)	244	14,882	15,126	7,001	1986
Post Oak Mall, College Station, TX (E)	—	3,936	48,948	275	(327)	3,608	49,224	52,832	16,216	1984	-1985
Randolph Mall, Asheboro, NC	14,417	4,547	13,927	7,118	—	4,547	21,045	25,592	3,241	2001

Schedule III

CBL & ASSOCIATES PROPERTIES, INC. REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION At December 31, 2006 (In thousands)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Regency Mall, Racine, WI	32,694	3,384	36,839	13,609	—	4,188	49,644	53,832	8,391	2001
Richland Mall, Waco, TX (E)	—	9,874	35,238	5,103	—	9,887	40,328	50,215	5,229	2002
Rivergate Mall, Nashville, TN	68,100	17,896	86,767	17,003	—	17,896	103,770	121,666	23,613	1998
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	935	—	4,825	59,986	64,811	7,378	2003
Southaven Town Center, Southaven, MS	46,000	8,255	29,380	2,433	—	8,255	31,813	40,068	1,536	2005
Southpark Mall, Colonial Heights, VA	38,905	9,501	73,262	3,573	—	9,503	76,833	86,336	8,013	2003
Stroud Mall, Stroudsburg, PA	30,931	14,711	23,936	9,553	—	14,711	33,489	48,200	7,161	1998
St. Clair Square, Fairview Heights, IL	63,769	11,027	75,620	27,467	—	11,027	103,087	114,114	22,922	1996
Sunrise Mall, Brownsville, TX (E)	—	11,156	59,047	3,523	—	11,156	62,570	73,726	8,456	2003
Towne Mall, Franklin, OH (E)	—	3,101	17,033	849	(641)	2,460	17,882	20,342	3,137	2001
Turtle Creek Mall, Hattiesburg, MS	—	2,345	26,418	8,553	—	3,535	33,781	37,316	12,974	1993	-1995
Twin Peaks Mall, Longmont, CO (E)	—	1,874	22,022	20,304	(46)	1,828	42,326	44,154	18,821	1984
Valley View Mall, Roanoke, VA	48,263	15,985	77,771	4,195	—	15,987	81,964	97,951	12,177	2003
Volusia Mall, Daytona, FL	55,211	2,526	120,242	2,678	—	2,526	122,920	125,446	9,326	2004
Walnut Square, Dalton, GA (E)	—	50	15,138	6,745	—	50	21,883	21,933	11,604	1984	-1985
Wausau Center, Wausau, WI	12,543	5,231	24,705	14,023	(5,231)	—	38,728	38,728	5,172	2001
West Towne Mall, Madison, WI	111,190	9,545	83,084	32,023	—	9,545	115,107	124,652	15,883	2002
WestGate Mall, Spartanburg, SC	51,791	2,149	23,257	41,608	(431)	1,743	64,840	66,583	19,944	1995
Westmoreland Mall, Greensburg, PA	77,997	4,621	84,215	12,010	—	4,621	96,225	100,846	11,107	2002
York Galleria, York, PA	49,442	5,757	63,316	4,125	—	5,757	67,441	73,198	13,339	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Monroeville, PA		716	29,496	22	—	717	29,517	30,234	2,227	2004
Bonita Lakes Crossing, Meridian, MS	7,840	794	4,786	8,037	—	794	12,823	13,617	2,736	1997
Chapel Hill Suburban, Akron, OH	—	925	2,520	1,127	—	925	3,647	4,572	339	2004

Schedule III

CBL & ASSOCIATES PROPERTIES, INC. REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION At December 31, 2006 (In thousands)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
CoolSprings Crossing, Nashville, TN (E)	—	2,803	14,985	4,418	—	3,554	18,652	22,206	6,869	1991	-1993
Courtyard at Hickory Hollow, Nashville, TN	3,923	3,314	2,771	420	—	3,314	3,191	6,505	639	1998
The District at Monroeville, Monroeville, PA	—	932	18,102	755	—	934	18,855	19,789	1,430	2004
Eastgate Crossing, Cincinnati, OH	9,753	707	2,424	862	—	707	3,286	3,993	428	2001
Foothills Plaza, Maryville, TN (E)	—	132	2,132	627	—	148	2,743	2,891	1,482	1984	-1988
Foothills Plaza Expansion, Maryville, TN	—	137	1,960	240	—	141	2,196	2,337	980	1984	-1988
Frontier Square, Cheyenne, WY (E)	—	346	684	236	(86)	260	920	1,180	416	1985
General Cinema, Athens, GA (E)	—	100	1,082	177	—	100	1,259	1,359	847	1984
Gunbarrel Pointe, Chattanooga, TN (E)	—	4,170	10,874	244	—	4,170	11,118	15,288	1,747	2000
Hamilton Corner, Chattanooga, TN	1,745	1,740	5,532	7,925	(226)	1,514	13,457	14,971	2,876	1986	-1987
Hamilton Crossing, Chattanooga, TN	—	4,014	5,906	5,013	(1,370)	2,644	10,919	13,563	2,770	1987
Harford Annex, Bel Air, MD (E)	—	2,854	9,718	7	—	2,854	9,725	12,579	730	2003
The Landing at Arbor Place, Douglasville, GA	8,449	4,993	14,330	467	(734)	4,259	14,797	19,056	3,698	1998	-1999
Layton Convenience Center, Layton Hills, UT	—	—	10	21	—	—	31	31	—	2005
Madison Plaza, Huntsville, AL (E)	—	473	2,888	1,014	—	473	3,902	4,375	1,725	1984
The Plaza at Fayette Mall, Lexington, KY	31,516	9,531	27,646	—	—	9,531	27,646	37,177	40	2006
Parkdale Crossing, Beaumont, TX	8,362	2,994	7,408	1,922	(355)	2,639	9,330	11,969	955	2002

Schedule III

CBL & ASSOCIATES PROPERTIES, INC. REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION At December 31, 2006 (In thousands)

		Initial Cost (A)			Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
The Shoppes at Hamilton Place, Chattanooga, TN	—	4,894	11,700	26	—	4,894	11,726	16,620	1,074	2003
Sunrise Commons, Brownsville, TX (E)	—	1,013	7,525	(149)	—	1,013	7,376	8,389	686	2003
The Shoppes at Panama City, Panama City, FL	—	1,010	8,202	92	—	1,010	8,294	9,304	563	2004
The Terrace, Chattanooga, TN	—	4,166	9,929	14	—	4,166	9,943	14,109	2,488	1997
Village at Rivergate, Nashville, TN	3,217	2,641	2,808	2,875	—	2,641	5,683	8,324	1,008	1998
West Towne Crossing, Madison, WI	—	1,151	2,955	—	—	1,151	2,955	4,106	400	1998
WestGate Crossing, Spartanburg, SC	9,382	1,082	3,422	5,721	—	1,082	9,143	10,225	3,004	1997
Westmoreland South, Greensburg, PA	—	2,898	21,167	6,065	—	2,898	27,232	30,130	2,433	2002

COMMUNITY CENTERS AND OFFICE BUILDING:
CBL Center, Chattanooga, TN	14,153	140	24,675	858	—	140	25,533	25,673	6,421	2001
Chicopee Marketplace, Chicopee, MA	—	4,341	14,491	(12,828)	(4,244)	97	1,663	1,760	92	2005
Lakeview Pointe, Stillwater, OK	17,947	3,730	19,513	—	(332)	3,398	19,513	22,911	93	2006
Massard Crossing, Ft. Smith, AZ	5,727	2,879	5,176	71	—	2,879	5,247	8,126	688	2004
Pemberton Plaza, Vicksburg, MS	1,957	1,284	1,379	16	—	1,284	1,395	2,679	172	2004
The Shops at Pineda Ridge, Melbourne, FL	—	417	5,500	—	—	417	5,500	5,917	11	2006
Willowbrook Plaza, Houston, TX	29,304	15,079	27,376	364	—	15,079	27,740	42,819	3,574	2004

OTHER	—	467	833	623	—	467	1,456	1,923	775

TOTALS	$3,698,983	$788,364	$4,944,899	$1,015,525	$(24,585)	$779,727	$5,944,476	$6,724,203	$924,297

Schedule III

CBL & ASSOCIATES PROPERTIES, INC. REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION At December 31, 2006 (In thousands)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition
Developments in Progress Consisting of Construction and Development Properties (F)	873,302	—	—	—	—	—	—	294,345	—

TOTALS	$4,564,535	$788,490	$4,963,001	$997,297	$(24,585)	$779,727	$5,944,476	$7,018,548	$924,297

(A) Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.

(B) Encumbrances represent the mortgage notes payable balance at December 31, 2006.

(C) The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $5,283 million.

(D) Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.

(E) Property is pledged as collateral on the secured lines of credit used for developments and acquisitions.

(F) Includes non-property mortgages and credit line mortgages.

(G) Additionall, the Company holds a B-Note in the amount of $7.75 million on Eastgate Mall.

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2006, 2005, and 2004 are set forth below (in thousands):

	Year Ended December 31,
	2006	2005	2004
REAL ESTATE ASSETS:
Balance at beginning of period	$6,672,335	$5,470,244	$4,379,834
Additions during the period:
Additions and improvements	469,558	376,319	222,233
Acquisitions of real estate assets	—	916,769	954,528
Consolidation of real estate assets as a result of FIN 46(R)	—	—	52,860
Deductions during the period:
Cost of sales and retirements	(121,984)	(87,869)	(121,598)
Accumulated depreciation on assets held for sale (A)	(438)	(1,539)	(5,093)
Accumulated depreciation on impaired assets (B)	—	—	(5,840)
Loss on impairment of real estate assets (C)	—	(1,029)	(2,966)
Abandoned projects	(923)	(560)	(3,714)
Balance at end of period	$7,018,548	$6,672,335	$5,470,244

ACCUMULATED DEPRECIATION:
Balance at beginning of period	727,907	$575,464	$467,614
Depreciation expense	209,875	169,240	134,146
Consolidation of real estate assets as a result of FIN 46(R)	—	—	1,988
Accumulated depreciation on assets held for sale (A)	(438)	(1,539)	(5,093)
Accumulated depreciation on impaired assets (B)	—	—	(5,840)
Real estate assets sold or retired	(13,047)	(15,258)	(17,351)
Balance at end of period	$924,297	$727,907	$575,464

(A)	Reflects the reclassification of accumulated depreciation against the cost of the assets to reflect assets held for sale at net carrying value.
(B)	Reflects the write-off of accumulated depreciation against the cost of the assets to establish a new cost basis for assets that were determined to be impaired.
(C)	Represents loss on impairment recorded to reduce the carrying values of impaired assets to their estimated fair values.

SCHEDULE IV

CBL & ASSOCIATES PROPERTIES, INC.

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

AT DECEMBER 31, 2006

(In thousands)

Name Of Center/Location	Interest Rate	Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgages	Carrying Amount Of Mortgage(2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-Myrtle Beach Myrtle Beach, SC	7.75%	Oct-2014	$58	(3)	$9,000	None	$9,000	$9,000	$—
Gaston Square Gastonia, NC	7.50%	Jun-2019	16		—	None	1,870	1,492	16
Park Place Chattanooga, TN	7.00%	Apr-2007	24		2,659	None	3,118	2,691	—
Signal Hills Crossing Statesville, NC	7.50%	Jun-2019	14		—	None	1,415	1,327	14
Village Square Houghton Lake, MI and Village at Wexford Cadillac, MI	5.00%	Mar-2007	10	(3)	2,627	None	2,627	2,627	—
Cobblestone @ Royal Palm Palm Coast, FL	7.37%	Dec-2009	11		1,737	None	1,737	1,737	—
OTHER	6.00%-10.00%	Feb-2007/ Jan-2047	30		1,833		8,316	2,685	—
			$163		$17,856		$28,083	$21,559	$30

(1)	Equal monthly installments comprised of principal and interest unless otherwise noted.
(2)	The aggregate carrying value for federal income tax purposes was $21,559 at December 31, 2006
(3)	Payment represents interest only.

The changes in mortgage notes receivable for the years ending December 31, 2006, 2005, and 2004 were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Beginning balance	$18,117	$27,804	$36,169
Additions	3,666	3,486	9,225
Payments	(224)	(13,173)	(17,590)
Ending balance	$21,559	$18,117	$27,804

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 10, 2005 (q)
3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through May 10, 2005 (q)
3.3	Amended and Restated Bylaws of the Company, dated October 27, 1993(a)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (f)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (f)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (f)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (g)
4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (i)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (h)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (l)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (l)
4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (m)
4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (q)
4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (t)

10.1.1	Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership, dated as of June 1, 2005 (q)
10.1.2	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 15, 2005 (p)
10.1.3	First Amendment to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 16, 2005 (t)
10.2.1	Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999 (c)
10.2.2	Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank (successor to BankBoston), dated January 31, 2001 (f)
10.3	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.4	Property Management Agreement relating to Retained Properties (a)
10.5.1	CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (j)
10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (i)
10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (i)
10.5.4	Deferred Compensation Arrangement, dated January 1, 1997, for Eric P. Snyder† (i)
10.5.5	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (j)
10.5.6	Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (m)
10.5.7	Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (m)
10.5.8	Form of Senior Executive Deferred Compensation Arrangements, dated as of January 1, 2004, between the Company and Charles B. Lebovitz, Stephen D. Lebovitz, John N. Foy and Ben Landress† (v)
10.5.9	Form of Stock Restriction Agreement for restricted stock awards in 2004 and subsequent years† (o)
10.5.10	Letter amending Deferred Compensation Arrangement for Eric P. Snyder, dated October 24, 2005† (r)
10.5.11	Form of Stock Restriction Agreement for 2006 restricted stock awards† (w)
10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)

10.7.1	Employment Agreement for Charles B. Lebovitz (a)†
10.7.2	Employment Agreement for John N. Foy (a)†
10.7.3	Employment Agreement for Stephen D. Lebovitz (a)†
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†
10.7.5	Summary Description of May 9, 2005 Compensation Committee Action Confirming 2005 Executive Base Salary Levels† (q)
10.7.6	Summary Description of May 9, 2005 Compensation Committee Action Approving 2005 Executive Bonus Opportunities† (q)
10.7.7	Summary Description of October 26, 2005 Compensation Committee Action Approving 2006 Executive Base Salary Levels† (v)
10.7.8	Summary Description of October 26, 2005 Compensation Committee Action Approving Adjustments to 2005 Executive Bonus Opportunities† (v)
10.7.9	Summary Description of May 9, 2005 Compensation Committee Action Approving 2006 Executive Bonus Opportunities† (v)
10.7.10	Summary Description of November 1, 2006 Compensation Committee Action Approving 2007 Executive Base Salary Levels† (bb)
10.7.11	Summary Description of November 1, 2006 Compensation Committee Action Approving 2007 Executive Bonus Opportunities† (bb)
10.8	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.9.1	Option Agreement relating to certain Retained Properties (a)
10.9.2	Option Agreement relating to Outparcels (a)
10.10.1	Property Partnership Agreement relating to Hamilton Place (a)
10.10.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.11.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.11.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.12.1	Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of August 27, 2004 (k)
10.12.2	First Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of September 21, 2005 (s)

10.12.3	Second Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of February 14, 2006 (v)
10.12.4	Amended and Restated Unsecured Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of August 22, 2006 (y)
10.13

Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc., dated July 1, 1998 (b)

10.14.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (d)
10.14.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (u)
10.15.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (e)
10.15.2	Voting and Standstill Agreement dated as of September 25, 2000 (u)
10.15.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (v)
10.16.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (e)
10.16.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (e)
10.16.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (e)
10.16.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (m)
10.16.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (t)
10.17.1	Sixth Amended and Restated Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, National Association, et al., dated February 28, 2003 (m)
10.17.2	First Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated May 3, 2004 (m)

10.17.3	Second Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated September 21, 2005 (s)
10.17.4	Third Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated February 14, 2006 (v)
10.17.5	Fourth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated August 29, 2006 (z)
10.18.1

Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore Sebring Limited Partnership and First Tennessee Bank National Association, dated December 30, 2004 (m)

10.18.2	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2004 (m)
10.18.3	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated March 9, 2005 (m)
10.18.4	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated March 9, 2005 (n)
10.18.5

Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated December 16, 2005 (v)

10.18.6	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 6, 2006 (x)
10.19

Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (q)

10.20.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (t)
10.20.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (t)
10.20.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (t)

10.20.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (t)
10.20.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (t)
10.20.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (t)
10.20.7

Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (t)

10.21.1

Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (v)

10.21.2

Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (v)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
14.1

Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates, as amended by the First Amendment thereto dated February 8, 2006 and the Second Amendment thereto dated September 6, 2006 (aa)

21	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
24	Power of Attorney
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 4, 1999.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(e)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(f)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(g)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(h)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(i)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(j)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(k)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 21, 2004.*

(l)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(m)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(n)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(p)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 21, 2005.*

(q)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(r)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 28, 2005.*

(s)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*

(t)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(u)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(v)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(w)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(x)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 25, 2006.*

(z)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 1, 2006.*

(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 12, 2006.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 7, 2006.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494