Form 10-Q
period 2007-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2007-05-10
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494

CBL & ASSOCIATES PROPERTIES, INC.

(Exact Name of registrant as specified in its charter)

DELAWARE 62-1545718

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification Number)

2030 Hamilton Place Blvd., Suite 500, Chattanooga, TN 37421-6000

(Address of principal executive office, including zip code)

423.855.0001

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

As of May 7, 2007, there were 65,633,160 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:	Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Real estate assets:
Land	$787,466	$779,727
Buildings and improvements	6,080,290	5,944,476
	6,867,756	6,724,203
Less accumulated depreciation	(972,530)	(924,297)
	5,895,226	5,799,906
Developments in progress	239,066	294,345
Net investment in real estate assets	6,134,292	6,094,251
Cash and cash equivalents	46,811	28,700
Receivables:
Tenant, net of allowance for doubtful accounts of $1,091 in 2007 and $1,128 in 2006	64,751	71,573
Other	8,916	9,656
Mortgage and other notes receivable	33,834	21,559
Investments in unconsolidated affiliates	95,425	78,826
Intangible lease assets and other assets	235,319	214,245
	$6,619,348	$6,518,810
LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$4,714,442	$4,564,535
Accounts payable and accrued liabilities	299,631	309,969
Total liabilities	5,014,073	4,874,504
Commitments and contingencies (Notes 3 and 8)
Minority interests	535,663	559,450
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized: 8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2007 and 2006	20	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2007 and 2006	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2007 and 2006	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 65,609,014 and 65,421,311 shares issued and outstanding in 2007 and 2006, respectively	656	654
Additional paid-in capital	1,074,404	1,074,450
Accumulated other comprehensive income	550	19
(Accumulated deficit) retained earnings	(6,030)	9,701
Total shareholders’ equity	1,069,612	1,084,856
	$6,619,348	$6,518,810

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Minimum rents	$155,316	$152,152
Percentage rents	6,482	6,353
Other rents	4,429	3,880
Tenant reimbursements	78,084	75,992
Management, development and leasing fees	1,221	1,076
Other	5,009	5,866
Total revenues	250,541	245,319
EXPENSES:
Property operating	43,471	40,737
Depreciation and amortization	57,068	54,766
Real estate taxes	20,791	19,265
Maintenance and repairs	15,433	12,693
General and administrative	10,197	9,587
Other	3,639	4,168
Total expenses	150,599	141,216
Income from operations	99,942	104,103
Interest income	2,745	1,731
Interest expense	(66,127)	(63,929)
Loss on extinguishment of debt	(227)	—
Gain on sales of real estate assets	3,530	900
Equity in earnings of unconsolidated affiliates	598	2,068
Income tax provision	(803)	—
Minority interest in earnings:
Operating partnership	(13,563)	(18,129)
Shopping center properties	(730)	(588)
Income before discontinued operations	25,365	26,156
Operating (loss) income from discontinued operations	(267)	2,099
Loss on disposal of discontinued operations	(55)	—
Net income	25,043	28,255
Preferred dividends	(7,642)	(7,642)
Net income available to common shareholders	$17,401	$20,613
Basic per share data:
Income before discontinued operations, net of preferred dividends	$0.27	$0.30
Discontinued operations	—	0.03
Net income available to common shareholders	$0.27	$0.33
Weighted average common shares outstanding	65,109	62,655
Diluted per share data:
Income before discontinued operations, net of preferred dividends	$0.27	$0.29
Discontinued operations	(0.01)	0.03
Net income available to common shareholders	$0.26	$0.32
Weighted average common and potential dilutive common shares outstanding	65,886	64,323

Dividends declared per common share	$0.5050	$0.4575

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,043	$28,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,302	39,026
Amortization	21,348	18,032
Amortization of debt premiums	(1,902)	(1,842)
Net amortization of above and below market leases	(2,930)	(2,602)
Gain on sales of real estate assets	(3,530)	(900)
Loss on disposal of discontinued operations	55	—
Abandoned development projects	48	(5)
Share-based compensation expense	2,126	2,195
Loss on extinguishment of debt	227	—
Income tax benefit from stock options	1,139	—
Equity in earnings of unconsolidated affiliates	(598)	(2,068)
Distributions of earnings from unconsolidated affiliates	891	2,269
Minority interest in earnings	14,293	18,717
Changes in:
Tenant and other receivables	7,442	(5,709)
Other assets	(5,188)	(3,556)
Accounts payable and accrued liabilities	2,548	(23,830)
Net cash provided by operating activities	98,314	67,982
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(114,881)	(50,044)
Acquisitions of real estate assets and other assets	(7,545)	—
Capitalized interest	(3,180)	—
Changes in other assets	4,707	4,805
Proceeds from sales of real estate assets	11,581	1,541
Purchases of available-for-sale securities	(18,652)	—
Additions to mortgage notes receivable	(2,085)	—
Payments received on mortgage notes receivable	73	40
Additional investments in and advances to unconsolidated affiliates	(18,097)	(2,964)
Distributions in excess of equity in earnings of unconsolidated affiliates	1,205	5,459
Purchases of minority interests	(16,516)	(1,112)
Net cash used in investing activities	(163,390)	(42,275)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	572,994	72,328
Principal payments on mortgage and other notes payable	(421,185)	(13,453)
Additions to deferred financing costs	(1,307)	(2,460)
Proceeds from issuances of common stock	81	155
Proceeds from exercises of stock options	2,139	2,395
Income tax benefit from stock options	(1,139)	—
Prepayment fees on extinguishment of debt	(227)	—
Distributions to minority interests	(27,489)	(30,057)
Dividends paid to holders of preferred stock	(7,642)	(7,642)
Dividends paid to common shareholders	(33,038)	(34,321)
Net cash provided by (used in) financing activities	83,187	(13,055)
NET CHANGE IN CASH AND CASH EQUIVALENTS	18,111	12,652
CASH AND CASH EQUIVALENTS, beginning of period	28,700	28,838
CASH AND CASH EQUIVALENTS, end of period	$46,811	$41,490
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$68,087	$59,298

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers and community centers. CBL’s shopping center properties are located in 27 states, but primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).  At March 31, 2007, the Operating Partnership owned controlling interests in 72 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), four community centers and CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls, four associated centers and one community center. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had five mall expansions, two associated/lifestyle centers, one mixed-use center, three community centers (one of which is owned in a joint venture) and an office building under construction at March 31, 2007. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2007, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 54.8% limited partner interest for a combined interest held by CBL of 56.4%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2007, CBL’s Predecessor owned a 15.0% limited partner interest, Jacobs owned a 19.7% limited partner interest and third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 6.3 million shares of CBL’s common stock at March 31, 2007, for a total combined effective interest of 20.4% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and

Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended March 31, 2007, are not necessarily indicative of the results to be obtained for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 – Joint Ventures

Equity Method Investments

At March 31, 2007, the Company had investments in the following 13 partnerships and joint ventures, which are accounted for using the equity method of accounting:

Joint Venture	Property Owned	Company’s Interest
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall(vacant land)	60.0%
Imperial Valley Commons L.P.	Imperial Valley Commons	60.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	45.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
York Town Center, LP	York Town Center	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended March 31,		Company’s Share for the Three Months Ended March 31,
	2007	2006	2007	2006

Revenues	$23,562	$24,879	$11,898	$12,506
Depreciation and amortization expense	(6,896)	(6,476)	(3,504)	(3,278)
Interest expense	(8,317)	(8,665)	(4,192)	(4,394)
Other operating expenses	(7,656)	(6,879)	(3,873)	(3,499)
Gain on sales of real estate assets	538	1,406	269	733
Net income	$1,231	$4,265	$598	$2,068

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of March 31, 2007, Jinsheng owns controlling interests in four home decoration shopping centers and two general retail shopping centers.

Jinsheng also issued to the Company a secured convertible promissory note in exchange for cash of $4,875. The secured note is non-interest bearing and matures upon the earlier to occur of (i) January 22, 2012, (ii) the closing of the sale, transfer or other disposition of substantially all of Jinsheng’s assets, (iii) the closing of a merger or consolidation of Jinsheng or (iv) an event of default, as defined in the secured note. In lieu of the Company’s right to demand payment on the maturity date, at any time commencing upon the earlier to occur of January 22, 2010 or the occurrence of a Final Trigger Event, as defined in the secured note, the Company may, at its sole option, convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (which equates to a 2.275% ownership interest). The secured note is secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng.

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875. The warrant expires upon the earlier of January 22, 2010 or the date that Jinsheng distributes, as a dividend, shares of Jinsheng’s successor should Jinsheng complete an initial public offering.

The Company accounts for its minority interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized to interest income over the term of the secured note using the effective interest method. The minority interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheet.

The Company recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying consolidated balance sheet.

Variable Interest Entities

In October 2006, the Company entered into a loan agreement with a third party under which the Company will loan the third party up to $7,300 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that, in certain circumstances, the Company may convert the loan to a 25% ownership interest in the third party. As of December 31, 2006, the Company determined that its loan to the third party was a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity as of December 31, 2006.

During the three months ended March 31, 2007, the Company reconsidered its status as the primary beneficiary of this variable interest entity and determined that it no longer was the primary beneficiary. Therefore, the Company ceased consolidating this variable interest entity and has recorded the loan as a mortgage note receivable. The loan bears interest at 9.0% and matures on October 31, 2007.

Note 3 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at March 31, 2007 and December 31, 2006, respectively:

	March 31, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,877,689	5.94%	$3,517,710	5.99%
Variable-rate debt:
Recourse term loans on operating properties	154,818	6.53%	101,464	6.48%
Construction loans	34,003	6.57%	114,429	6.61%
Lines of credit	647,932	6.12%	830,932	6.19%
Total variable-rate debt	836,753	6.21%	1,046,825	6.26%
Total	$4,714,442	5.99%	$4,564,535	6.06%

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

In March 2007, the Company obtained six separate ten-year, non-recourse loans totaling $417,040 that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92,050 of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51,825 and three fixed rate loans totaling $40,225. The Company recorded a loss on extinguishment of debt of $227 in the three months ended March 31, 2007, related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Unsecured Line of Credit

The Company has one unsecured credit facility with total availability of $560,000 that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement. The credit facility matures in August 2008 and has three one-year extension options, which are at the Company’s election. At March 31, 2007, the outstanding borrowings of $99,000 under the unsecured credit facility had a weighted average interest rate of 6.07%. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit had a weighted average interest rate of 6.13% at March 31, 2007. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2007:

Total Available	Total Outstanding	Maturity Date
$476,000	$475,232	February 2009
100,000	36,500	June 2008
20,000	20,000	March 2010
17,200	17,200	April 2008
$613,200	$548,932

In addition to the borrowings outstanding on the secured lines of credit, there were letters of credit totaling $1,249 that were also outstanding as of March 31, 2007.

Letters of Credit

At March 31, 2007, the Company had additional secured and unsecured lines of credit with a total commitment of $37,345 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $12,819 at March 31, 2007.

Covenants and Restrictions

Thirty-eight malls, eight associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Maturities

The weighted average remaining term of the Company’s consolidated debt was 4.9 years at March 31, 2007 and 4.8 years at December 31, 2006. The Company has two loans totaling $93,026 that are scheduled to mature before March 31, 2008. The Company expects to retire or refinance these loans.

Note 4 – Shareholders’ Equity And Minority Interests

In January 2007, holders of 195,936 special common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to pay cash of $8,507 in exchange for the special common units.

Note 5 – Segment Information

The Company measures performance and allocates resources according to property type, which is determined based on certain criteria such as type of tenants, capital requirements, economic risks, leasing terms, and short and long-term returns on capital. Rental income and tenant reimbursements from tenant leases provide the majority of revenues from all segments. Information on the Company’s reportable segments is presented as follows:

Three Months Ended March 31, 2007	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$231,974	$10,557	$2,145	$5,865	$250,541
Property operating expenses (1)	(83,185)	(2,606)	(798)	6,894	(79,695)
Interest expense	(54,107)	(1,546)	(993)	(9,171)	(66,127)
Other expense	—	—	—	(3,639)	(3,639)
Gain (loss) on sales of real estate assets	(93)	(10)	(9)	3,642	3,530
Segment profit and loss	$94,589	$6,085	$345	$3,591	104,610
Depreciation and amortization expense					(57,068)
General and administrative expense					(10,197)
Loss on extinguishment of debt					(227)
Interest and other income					2,745
Equity in earnings of unconsolidated affiliates					598
Income tax provision					(803)
Minority interest in earnings					(14,293)
Income before discontinued operations					$25,365
Total assets	$5,844,095	$318,566	$60,046	$396,641	$6,619,348
Capital expenditures (2)	$62,531	$9,992	$7,985	$33,979	$114,487

Three Months Ended March 31, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$227,828	$9,152	$1,904	$6,435	$245,319
Property operating expenses (1)	(75,542)	(2,224)	(693)	5,764	(72,695)
Interest expense	(54,310)	(1,154)	(700)	(7,765)	(63,929)
Other expense	—	—	—	(4,168)	(4,168)
Gain on sales of real estate assets	—	—	53	847	900
Segment profit and loss	$97,976	$5,774	$564	$1,113	105,427
Depreciation and amortization expense					(54,766)
General and administrative expense					(9,587)
Interest and other income					1,731
Equity in earnings of unconsolidated affiliates					2,068
Minority interest in earnings					(18,717)
Income before discontinued operations					$26,156
Total assets	$5,721,502	$273,772	$151,635	$211,143	$6,358,052
Capital expenditures (2)	$32,920	$10,222	$315	$12,706	$56,163

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 6 – Earnings Per Share

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

	Three Months Ended March 31,
	2007	2006
Weighted average shares outstanding	65,562	63,042
Effect of nonvested stock awards	(453)	(387)
Denominator – basic earnings per share	65,109	62,655
Dilutive effect of:
Stock options	583	1,421
Nonvested stock awards	157	183
Deemed shares related to deferred compensation arrangements	37	64
Denominator – diluted earnings per share	65,886	64,323

Note 7 – Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders . Comprehensive income includes other comprehensive income of $531 and $807 in the three months ended March 31, 2007 and 2006, respectively. Other comprehensive income in all periods presented represents unrealized gain on marketable securities that are classified as available for sale. Comprehensive income was $25,574 and $29,062 for the three months ended March 31, 2007 and 2006, respectively.

Note 8 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at March 31, 2007, was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that will own property adjacent to the shopping center property YTC is currently developing. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $22,000 as of March 31, 2007. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2007, the total amount outstanding on these bonds was $18,242.

Note 9 – Share-Based Compensation

The compensation cost that was charged against income was $1,263 and $2,253 for the three months ended March 31, 2007 and 2006. Compensation cost capitalized as part of real estate assets was $187 and $106 for the three months ended March 31, 2007 and 2006.

The Company’s stock option activity for the three months ended March 31, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,502,720	$14.40
Exercised	(165,994)	12.89
Cancelled	(1,000)	18.27
Expired	(1,000)	12.38
Outstanding at March 31, 2007	1,334,726	14.59
Vested or expected to vest at March 31, 2007	1,334,726	14.59
Options exercisable at March 31, 2007	1,190,926	14.15

A summary of the status of the Company’s stock awards as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	457,344	$34.35
Granted	22,467	44.65
Vested	(25,627)	44.47
Forfeited	(2,580)	36.13
Nonvested at March 31, 2007	451,604	34.62

As of March 31, 2007, there was $10,930 of total unrecognized compensation cost related to nonvested stock options and stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.6 years.

Note 10 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Additions to real estate assets accrued but not yet paid	$27,113	$17,670
Conversion of minority interest into common stock	—	16,486
Reclassification of developments in progress to mortgage notes receivable	6,528	—
Note receivable received on sale of land	3,735	—
Minority interest issued in acquisition of real estate assets	330	—
Payable for marketable securities acquired	5,672	—

Note 11 – Income Taxes

The Company has elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance resulting from changes in circumstances that may affect the realizability of the related deferred tax asset is included in income.

The Company recorded an income tax provision of $803 and $0 for the three months ended March 31, 2007 and 2006, respectively. The income tax provision in 2007 consisted of a current income tax provision of $1,139 and a deferred income tax benefit of $336.

The Company had a net deferred tax asset of $4,627 at March 31, 2007 and $4,291 at December 31, 2006. The net deferred tax asset at March 31, 2007 and December 31, 2006 primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations. In addition, any interest incurred on tax assessments are reported as interest expense. The Company reported nominal interest and penalty amounts for the three months ended March 31, 2007 and 2006, respectively.

Note 12 – Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted FIN 48 as of January 1, 2007 and has analyzed its various federal and state filing positions. Based on this evaluation, the Company believes that its accruals for income tax liabilities are adequate and, therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. Additionally, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations.

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

As of March 31, 2007, we owned controlling interests in 72 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), four community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2007, we owned non-controlling interests in seven regional malls, four associated centers and one community center. Because one or more of the other partners have substantive participating rights we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had five mall expansions, two associated/lifestyle centers, one mixed-use center, three community centers (one of which is owned in a joint venture) and an office building under construction at March 31, 2007. We also hold options to acquire certain development properties owned by third parties.

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

RESULTS OF OPERATIONS

The following significant transactions impact the comparison of the results of operations for the three months ended March 31, 2007 to the results of operations for the comparable periods ended March 31, 2006:

•

We have opened two associated centers and three community centers since January 1, 2006 (collectively referred to as the “New Properties”). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been owned or open for one complete calendar year. The New Properties are as follows:

Property	Location	Date Opened
The Plaza at Fayette Mall	Lexington, KY	October 2006
High Pointe Commons (50/50 joint venture)	Harrisburg, PA	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
The Shops at Pineda Ridge	Melbourne, FL	November 2006
The Shoppes at St. Clair Square	Fairview Heights, IL	March 2007

•	Properties that were in operation as of January 1, 2006 and March 31, 2007 are referred to as the “Comparable Properties.”

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Revenues

The $5.2 million increase in revenues resulted from an increase of $4.0 million attributable to the revenues from the Comparable Properties, an increase of $1.8 million in revenues from the New Properties, and an increase in management, development and leasing fees of $0.1 million, which were partially offset by a decrease in other revenues of $0.7 million due to lower revenues from our subsidiary that provides security and maintenance services to third parties.

Our cost recovery ratio declined to 98% compared to 104.5% for the prior year period. The decline is partially due to a $1.2 million increase in snow removal costs. A portion of this expense is recoverable; however, as we continue to convert more and more tenants to fixed common area maintenance arrangements, fluctuations in tenant reimbursements will not correlate as closely with fluctuations in the corresponding expenses as they do with pro rata common area maintenance charges. As a result, there may be more volatility in our cost recovery ratio from period to period. In addition to the increase in snow removal costs, increases in bad debt expense and in franchise tax expenses, as discussed below, also negatively impacted our cost recovery ratio as compared to the prior year period.

Expenses

The $7.0 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from increases of $6.7 million from the Comparable Properties and $0.3 million attributable to the New Properties. The increase in property operating expenses of the Comparable properties included a $1.5 million increase in bad debt expense that resulted from bad debt expense of $0.3 million in the three months ended March 31, 2007 compared to a net recovery of $1.2 million in the three months ended March 31, 2006. The increase from the Comparable Properties also included a $1.2 million increase in snow removal costs and a $0.4 million increase in franchise taxes due to the enactment of new state tax laws.

The $2.3 million increase in depreciation and amortization expense resulted from increases of $1.8 million from the Comparable Properties and $0.5 million from the New Properties. The increase in depreciation and amortization of the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses increased $0.6 million due to annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other expense decreased $0.5 million due to a reduction in the operating expenses of our subsidiary that provides security and maintenance services to third parties. This reduction corresponds to the decrease in other revenues that is related to this subsidiary.

Other Income and Expenses

Interest expense increased by $2.2 million due to the additional debt associated with the New Properties and an increase in the weighted average interest rate of our variable-rate debt as compared to the comparable period of the prior year.

We recorded a loss on extinguishment of debt of $0.2 million as a result of prepayment fees related to a loan that we retired prior to its scheduled maturity date.

Gain on Sales

Gain on sales of real estate assets of $3.5 million in the three months ended March 31, 2007 relates to the sale of six parcels of land. Gain on sales of real estate assets of $0.9 million in the three months ended March 31, 2006 relates to the sale of one parcel of land.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $1.5 million primarily due to a lower level of outparcel sales at certain unconsolidated affiliates as compared to the prior year period.

Income Tax Provision

The income tax provision of $0.8 million for the three months ended March 31, 2007, relates to the earnings of our taxable REIT subsidiary and consists of a provision for current income taxes payable of $1.1 million, which is offset by a deferred income tax benefit of $0.3 million. We have cumulative stock-based compensation deductions that may be used to offset the current income tax payable of $1.1 million; therefore, we reduced the payable for current period income taxes to zero by recognizing the benefit of the cumulative stock-based compensation deductions.

Discontinued Operations

We recognized a loss on discontinued operations of $0.3 million for the three months ended March 31, 2007, which represents a decline of $2.4 million from the $2.1 million of income from discontinued operations that we recognized during the three months ended March 31, 2006. Discontinued operations in the three months ended March 31, 2007 reflect the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the three months ended March 31, 2006 reflects the results of operations of five community centers that were classified as held for sale as of March 31, 2006 and that were subsequently sold in May 2006.

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

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2007	2006
Malls	92.6%	92.9%
Associated centers	4.2%	3.7%
Community centers	0.7%	0.8%
Mortgages, office building and other	2.5%	2.6%

Sales and Occupancy Costs

Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased by 5.4% on a comparable per square foot basis for the three months ended March 31, 2007. Mall store sales for the trailing twelve months ended March 31, 2007 on a comparable per square foot basis were $345 per square foot.

Occupancy costs as a percentage of sales for the stabilized malls were 13.4% for the three months ended March 31, 2007 compared to 13.6% for the three months ended March 31, 2006.

Occupancy

The occupancy of the portfolio was as follows:

	At March 31,
	2007	2006
Total portfolio occupancy	91.0%	91.3%
Total mall portfolio	91.2%	91.1%
Stabilized malls	91.5%	91.3%
Non-stabilized malls	84.7%	88.2%
Associated centers	92.0%	92.0%
Community centers	80.7%	91.9%

Timing delays at some of the New Properties impacted total occupancy in the quarter. At High Pointe Commons, the anchors have opened but many of the stores are still in the process of taking occupancy. At Gulf Coast Town Center, the project is 97% leased and committed; however many stores are still completing improvements to their spaces. Excluding High Pointe Commons and Gulf Coast Town Center, total occupancy would have been the same as in the prior year and mall occupancy would have increased 30 basis points from the prior year.

Leasing

Average annual base rents per square foot were as follows for each property type:

	At March 31,
	2007	2006
Stabilized malls	$26.98	$26.71
Non-stabilized malls	27.62	27.11
Associated centers	11.83	10.85
Community centers	14.71	9.44
Office	19.53	19.33

The following table presents the results we achieved in new and renewal leasing during the three months ended March 31, 2007 for small shop spaces less than 20,000 square feet that were previously occupied, excluding junior anchors:

	Square Feet	Base Rent Per Square Foot Prior Lease (1)	Initial Base Rent Per Square Foot New Lease (2)	% Change Initial	Average Base Rent Per Square Foot New Lease (3)	% Change Average

All Property Types	813,041	$24.39	$25.25	3.5%	$26.05	6.8%
Stabilized malls	770,881	24.87	25.77	3.6%	26.59	6.9%
New leases	289,837	23.81	29.97	25.9%	31.51	32.3%
Renewal leases	481,044	25.51	23.24	-8.9%	23.63	-7.4%

(1)	Represents the rent that was in place at the end of the lease term.
(2)	Represents the rent in place at beginning of the lease term.
(3)	Average base rent over the term of the new lease.

Our renewal leasing spreads were significantly impacted by two leases where we renewed the tenant at a lower rent than they were previously paying for a short term. We renewed these tenants at lower rents because we believe we can maximize the return on the space by maintaining the income stream from these tenants while we work to identify replacement tenants that will sign longer term leases at higher rents. As shown in the table above, we have been successful in obtaining higher rents on new leases.

LIQUIDITY AND CAPITAL RESOURCES

There was $46.8 million of cash and cash equivalents as of March 31, 2007, an increase of $18.1 million from December 31, 2006. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

Cash provided by operating activities during the three months ended March 31, 2007, increased by $30.3 million to $98.3 million from $68.0 million during the three months ended March 31, 2006. This increase is primarily due to the timing of amounts that were included in accounts payable at December 31, 2005 and paid during the three months ended March 31, 2006. Therefore, cash from operating activities for the three months ended March 31, 2007 was higher because the corresponding amounts were less than those paid in the three months ended March 31, 2006.

Debt

During the three months ended March 31, 2007, we borrowed $573.0 million under mortgage and other notes payable and paid $421.2 million to reduce outstanding borrowings under mortgage and other notes payable. We paid $1.3 million of costs directly related to borrowings and our credit facilities, as well as $0.2 million in prepayment fees related to the retirement of a loan before its scheduled maturity date.

The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
March 31, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,877,689	$(24,703)	$208,730	$4,061,716	5.93%
Variable-rate debt:
Recourse term loans on operating properties	154,818	—	29,902	184,720	6.51%
Construction loans	34,003	—	—	34,003	6.57%
Lines of credit	647,932	—	—	647,932	6.12%
Total variable-rate debt	836,753	—	29,902	866,655	6.22%
Total	$4,714,442	$(24,703)	$238,632	$4,928,371	5.98%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
December 31, 2006:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,517,710	$(56,612)	$218,203	$3,679,301	5.97%
Variable-rate debt:
Recourse term loans on operating properties	101,464	—	27,816	129,280	6.46%
Construction loans	114,429	—	—	114,429	6.61%
Lines of credit	830,932	—	—	830,932	6.19%
Total variable-rate debt	1,046,825	—	27,816	1,074,641	6.27%
Total	$4,564,535	$(56,612)	$246,019	$4,753,942	6.03%

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

We have four secured credit facilities with total availability of $613.2 million, of which $548.9 million was outstanding as of March 31, 2007. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90%. Borrowings under the secured lines of credit had a weighted average interest rate of 6.13% at March 31, 2007. We also pay a fee based on the amount of unused availability under our largest secured credit facility that has total availability of $476.0 million at a rate of 0.125% or 0.250%, depending on the level of unused availability.

We have an unsecured credit facility with total availability of $560.0 million, of which $99.0 million was outstanding as of March 31, 2007. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage. The credit facility matures in August 2008 and has three one-year extension options, which are at our election. At March 31, 2007, the outstanding borrowings under the unsecured credit facility had a weighted average interest rate of 6.07%. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

We also have secured and unsecured lines of credit with total availability of $37.3 million that can only be used to issue letters of credit. There was $12.8 million outstanding under these lines at March 31, 2007.

In March 2007, we obtained six separate ten-year, non-recourse loans totaling $417.0 million that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92.1 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on our credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51.8 million and three fixed rate loans totaling $40.3 million. The Company recorded a loss on extinguishment of debt of $0.2 million in the three months ended March 31, 2007, related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

The refinancings described in the preceding paragraph enabled us to significantly reduce our exposure to variable-rate debt. As of March 31, 2007, our share of consolidated and unconsolidated variable-rate debt represented 17.6% of our total share of debt, which was down from 22.6% as of December 31, 2006. As of March 31, 2007, our share of consolidated and unconsolidated variable-rate debt represented 8.2% of our total market capitalization (see below) as compared to 10.6% as of December 31, 2006.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at March 31, 2007.

We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there are two loans totaling $93.0 million that are scheduled to mature before March 31, 2008. We expect to retire or refinance these loans.

Equity

In January 2007, holders of 195,936 special common units of limited partnership interest in the Operating Partnership exercised their conversion rights and we elected to pay cash of $8.5 million in exchange for the special common units.

During the three months ended March 31, 2007, we received $2.2 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan.

During the three months ended March 31, 2007, we paid dividends of $40.7 million to holders of our common stock and our preferred stock, as well as $27.5 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

As a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the Securities and Exchange Commission authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock. There is no limit to the offering price or number of shares that we may issue under this shelf registration statement.

We anticipate that the combination of equity and debt sources will, for the foreseeable future, provide adequate liquidity to continue our capital programs substantially as in the past and make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts.

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at March 31, 2007 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,272	$44.84	$5,213,636
8.75% Series B Cumulative Redeemable Preferred Stock	2,000	50.00	100,000
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			5,603,636
Company’s share of total debt			4,928,371
Total market capitalization			$10,532,007
Debt-to-total-market capitalization ratio			46.8%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on March 30, 2007. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

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

The following tables summarize our development projects as of March 31, 2007 (dollars in thousands):

Properties Opened Year-to-date

			CBL’s Share of
Property	Location	Total Project Square Feet	Total Cost			Cost To Date	Date Opened	Initial Yield (d)
Mall Expansion:
Brookfield Square - Mitchell’s Fish Market	Brookfield, WI	7,500	$3,044			$1,839	April-07	8.6%

Open-Air Center Expansion:
Gulf Coast Town Center – Phase II-shops/Costco (a)	Ft. Myers, FL	595,990	80,797	(	b)	80,797	Spring-07	9.2%

Associated Center:
The Shoppes at St. Clair Square	Fairview Heights, IL	84,080	27,487			27,257	March-07	7.0%

Announced Property Renovations and Redevelopments

			CBL’s Share of
Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Opening Date	Initial Yield (d)
Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	$13,500	$1,542	Fall-07	NA
Georgia Square	Athens, GA	674,738	13,200	487	Fall-07	NA
Mall del Norte	Laredo, TX	1,207,687	18,400	3,425	Fall-07	NA
Honey Creek Mall	Terre Haute, IN	678,763	4,600	244	Fall-07	NA

Associated Center Renovation:
Madison Plaza	Huntsville, AL	153,085	1,200	689	July-07	NA

Redevelopments:
Parkdale Mall - Former Dillards	Beaumont, TX	50,720	14,720	466	Fall-07	4.0%
Northpark Mall - Former Wards	Joplin, MO	90,688	11,543	399	Fall-07	6.6%
Mall del Norte - Theater	Laredo, TX	81,150	14,929	5,634	Spring-07	6.9%
Columbia Place - Former JCPenney	Columbia, SC	124,819	15,051	4,627	August-07/ February-08	5.5%
Westgate Mall - Former Proffits	Spartanburg, SC	153,000	NA	NA	August-07	NA
		4,347,634	$107,143	$17,513

Properties Under Development at March 31, 2007

					CBL’s Share of
Property	Location	Total Project Square Feet			Total Cost	Cost To Date	Opening Date	Initial Yield (d)
Mall Expansions:
The District at Valley View - shops	Roanoke, VA	61,200			$18,026	$12,446	June-07	7.6%
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000			3,430	—	Fall-08	8.6%
The District at CherryVale	Rockford, IL	84,541			21,099	4,446	Fall-07	7.4%
Harford Mall - lifestyle expansion	Bel Air, MD	39,222	(	b)	9,736	3,539	September-07	6.1%
Southpark Mall - Regal Cinema	Colonial Heights, VA	85,392			15,510	7,914	Fall-07	8.5%

Associated/Lifestyle Centers:
Milford Marketplace	Milford, CT	107,226			25,215	8,372	October-07	8.1%
Brookfield Square – Corner Shops & Fresh Market	Brookfield, WI	57,511			13,332	8,403	Spring/Fall-07	8.6%

Office:
CBL Center II	Chattanooga, TN	74,598			17,120	958	January-08	8.6%

Mixed -Use Center:
Pearland Town Center	Pearland, TX	719,388			154,182	35,352	Fall-08	7.4%

Community/Open-Air Centers:
Alamance Crossing East	Burlington, NC	655,455			98,832	58,282	August-07	8.4%
York Town Center (c)	York, PA	274,495			21,099	17,881	September-07	9.5%
Cobblestone Village at Palm Coast	Palm Coast, FL	277,770			11,316	11,316	October-07	7.7%
		2,448,798			$408,897	$168,909

(a) Amounts shown are 100% of total cost and cost to date for all of Phase II due to the fact that we fund all costs.

(b) Total square footage includes redevelopement and expansion of 2,641 square feet.

(c) This is a 50/50 joint venture. Cost shown is our 50% share as our joint venture partner funds their 50% share.

(d) Initial yields include reductions for management and development fees.

There are construction loans in place for the development costs of Alamance Crossing, Milford Marketplace and York Town Center. The remaining development costs will be funded with operating cash flows and the credit facilities.

We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Dispositions

We received $11.6 million in net proceeds from the sales of six parcels of land during the three months ended March 31, 2007.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures and excluding minority investors’ share of capital expenditures, we spent $10.5 million during the three months ended March 31, 2007 for tenant allowances, which generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $4.6 million for the three months ended March 31, 2007 and included $1.7 million for roof repairs and replacements and $2.8 million for other capital expenditures. Renovation expenditures were $5.9 million for the three months ended March 31, 2007.

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5 to 15-year period.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

All acquired real estate assets are accounted for using the purchase method of accounting and, accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, and tenant improvements, (ii) and identifiable intangible assets and liabilities generally consisting of above and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value will be charged to operations. We did not recognize an impairment for the three months ended March 31, 2007 and 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

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

We adopted FIN 48 as of January 1, 2007 and have analyzed our various federal and state filing positions. Based on this evaluation, we believe that our accruals for income tax liabilities are adequate and, therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. Additionally, we did not record a cumulative effect adjustment related to the adoption of FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 109 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position and results of operations.

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

FFO allocable to common shareholders decreased 2.9% for the three months ended March 31, 2007 to $51.0 million from $52.5 million for the same period in 2006. FFO of our operating partnership decreased 6.0% for the three months ended March 31, 2007 to $90.8 million from $96.6 million for the same period in 2006.

The decline in FFO was primarily the result of the lower cost recovery ratio and the increase in property operating expenses that was discussed previously.

The reconciliation of net income available to common shareholders to FFO allocable to common shareholders is as follows:

	Three Months Ended March 31,
	2007	2006

Net income available to common shareholders	$17,401	$20,613
Minority interest in earnings of operating partnership	13,563	18,129
Depreciation and amortization expense of:
Consolidated properties	57,068	54,766
Unconsolidated affiliates	3,504	3,278
Discontinued operations	—	515
Non-real estate assets	(228)	(195)
Minority investors' share of depreciation and amortization	(606)	(539)
Loss on discontinued operations	55	—
Funds from operations of the operating partnership	90,757	96,567
Percentage allocable to Company shareholders (1)	56.20%	54.41%
Funds from operations allocable to Company shareholders	$51,005	$52,542

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

Based on our proportionate share of consolidated and unconsolidated variable rate debt at March 31, 2007, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $4.3 million and, after the effect of capitalized interest, annual earnings by approximately $3.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2007, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $90.3 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $93.4 million.

We did not have any derivative financial instruments during the three months ended March 31, 2007.

ITEM 4: Controls and Procedures

Disclosure Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of its effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective (as a result of the material weakness described below) to ensure that information that we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Material Weakness Previously Disclosed

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, we conducted an assessment of the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal controls over financial reporting because of the effect of a material weakness in the design and operating effectiveness of our system of internal controls related to the accounting and reporting for income taxes. Specifically, we incorrectly recorded the realized tax return benefits of excess stock compensation deductions as reductions to income tax expense rather than as increases to additional paid-in capital and minority interest liability in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, we improperly recorded deferred income taxes. As a result, we adjusted our consolidated financial statements to comply with accounting principles generally accepted in the United States of America.

As of the end of the period covered by this quarterly report, our management has reviewed and evaluated the design of our internal control process over accounting and reporting for income taxes and is taking action to remediate this reported material weakness in internal control over financial reporting. Although we have implemented controls to address the previously identified material weakness in the operation of internal controls related to the accounting and reporting for income taxes, such changes have not been in effect for a sufficient period of time to allow for testing and validation to complete the remediation process.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except to the extent that the changes that were implemented in connection with the remediation plan affected such controls.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None

ITEM 1A.	Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, by providing information that is current as of March 31, 2007:

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 50.5% of our total revenues from all Properties for the three months ended March 31, 2007 and currently include 42 malls, 19 associated centers, two community centers and our corporate office building. Our Properties located in the midwestern United States accounted for approximately 25.5% of our total revenues from all Properties for the three months ended March 31, 2007 and currently include 22 malls, three associated centers and one community center. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

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

Our Properties located in the Nashville, TN, Pittsburgh, PA, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for 5.4%, 4.7%, 3.8%, 3.2% and 3.2% of our revenues for the three months ended March 31, 2007, respectively. No other market accounted for more than 3.0% of our revenues for the three months ended March 31, 2007. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

_____________________________________

John N. Foy

Vice Chairman of the Board, Chief Financial

Officer and Treasurer

Date: May 10, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.