Form 10-Q
period 2007-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2007-08-09
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes ☐ No ☒

As of August 2, 2007, there were 65,657,655 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Real estate assets:
Land	$808,304	$779,727
Buildings and improvements	6,086,572	5,944,476
	6,894,876	6,724,203
Less accumulated depreciation	(999,471)	(924,297)
	5,895,405	5,799,906
Held for sale	28,992	—
Developments in progress	306,470	294,345
Net investment in real estate assets	6,230,867	6,094,251
Cash and cash equivalents	58,245	28,700
Receivables:
Tenant, net of allowance for doubtful accounts of $1,269 in 2007 and $1,128 in 2006	61,415	71,573
Other	16,132	9,656
Mortgage and other notes receivable	32,872	21,559
Investments in unconsolidated affiliates	98,000	78,826
Intangible lease assets and other assets	230,212	214,245
	$6,727,743	$6,518,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$4,951,706	$4,564,535
Accounts payable and accrued liabilities	309,195	309,969
Total liabilities	5,260,901	4,874,504
Commitments and contingencies (Notes 3 and 8)
Minority interests	516,732	559,450
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2006	—	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2007 and 2006	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2007 and 2006	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 65,645,516 and 65,421,311 shares issued and outstanding in 2007 and 2006, respectively	656	654
Additional paid-in capital	979,611	1,074,450
Accumulated other comprehensive income (loss)	(2,453)	19
Retained earnings (accumulated deficit)	(27,716)	9,701
Total shareholders’ equity	950,110	1,084,856
	$6,727,743	$6,518,810

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES:
Minimum rents	$155,046	$148,447	$309,409	$299,566
Percentage rents	1,851	1,793	8,334	8,107
Other rents	3,947	3,544	8,362	7,397
Tenant reimbursements	74,992	74,292	152,715	149,934
Management, development and leasing fees	3,954	1,687	5,175	2,764
Other	6,690	5,563	11,670	11,418
Total revenues	246,480	235,326	495,665	479,186
EXPENSES:
Property operating	38,850	36,607	81,917	76,949
Depreciation and amortization	60,530	54,241	117,174	108,404
Real estate taxes	19,864	20,364	40,512	39,450
Maintenance and repairs	14,011	13,436	29,312	26,001
General and administrative	10,570	9,062	20,767	18,649
Loss on impairment of real estate assets	—	274	—	274
Other	4,802	4,520	8,441	8,688
Total expenses	148,627	138,504	298,123	278,415
Income from operations	97,853	96,822	197,542	200,771
Interest and other income	2,883	1,946	5,628	3,678
Interest expense	(68,814)	(63,661)	(134,941)	(127,590)
Loss on extinguishment of debt	—	—	(227)	—
Gain on sales of real estate assets	2,698	2,030	6,228	2,930
Equity in earnings of unconsolidated affiliates	1,084	1,118	1,682	3,186
Income tax provision	(948)	—	(1,751)	—
Minority interest in earnings:
Operating partnership	(9,035)	(17,726)	(22,598)	(35,855)
Shopping center properties	(3,567)	(673)	(4,297)	(1,261)
Income from continuing operations	22,154	19,856	47,266	45,859
Operating income from discontinued operations	534	1,499	520	3,751
Gain (loss) on disposal of discontinued operations	—	7,215	(55)	7,215
Net income	22,688	28,570	47,731	56,825
Preferred dividends	(11,223)	(7,642)	(18,865)	(15,284)
Net income available to common shareholders	$11,465	$20,928	$28,866	$41,541
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.17	$0.19	$0.44	$0.48
Discontinued operations	0.01	0.14	—	0.18
Net income available to common shareholders	$0.18	$0.33	$0.44	$0.66
Weighted average common shares outstanding	65,246	64,003	65,178	63,333
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.17	$0.19	$0.43	$0.47
Discontinued operations	—	0.13	0.01	0.17
Net income available to common shareholders	$0.17	$0.32	$0.44	$0.64
Weighted average common and potential dilutive common shares outstanding	65,922	65,385	65,905	64,857

Dividends declared per common share	$0.5050	$0.4575	$1.0100	$0.9150

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,731	$56,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	76,554	70,280
Amortization	45,323	43,287
Amortization of debt premiums	(3,830)	(3,710)
Net amortization of above and below market leases	(5,692)	(4,924)
Gain on sales of real estate assets	(6,228)	(2,930)
(Gain) loss on disposal of discontinued operations	55	(7,215)
Abandoned development projects	599	(65)
Share-based compensation expense	3,210	3,654
Loss on extinguishment of debt	227	—
Income tax benefit from stock options	1,139	—
Equity in earnings of unconsolidated affiliates	(1,682)	(3,186)
Distributions of earnings from unconsolidated affiliates	3,019	4,409
Loss on impairment of real estate assets	—	274
Minority interest in earnings	26,895	37,116
Changes in:
Tenant and other receivables	6,842	(2,940)
Other assets	(784)	(2,772)
Accounts payable and accrued liabilities	11,002	4,003
Net cash provided by operating activities	204,380	192,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(259,679)	(173,470)
Acquisitions of real estate assets and other assets	(11,506)	(7,019)
Changes in other assets	(5,980)	(6,577)
Proceeds from sales of real estate assets	14,586	109,605
Purchases of available-for-sale securities	(24,325)	—
Additions to mortgage notes receivable	(2,453)	(300)
Payments received on mortgage notes receivable	1,711	97
Additional investments in and advances to unconsolidated affiliates	(24,920)	(7,862)
Distributions in excess of equity in earnings of unconsoidated affiliates	4,580	7,485
Purchase of minority interest in the Operating Partnership	(17,429)	(3,462)
Net cash used in investing activities	(325,415)	(81,503)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	1,047,530	163,197
Principal payments on mortgage and other notes payable	(656,529)	(129,723)
Additions to deferred financing costs	(3,532)	(2,873)
Proceeds from issuance of common stock	163	219
Proceeds from exercises of stock options	2,957	4,969
Income tax benefit from stock options	(1,139)	—
Redemption of preferred stock	(100,000)	—
Prepayment fees on extinguishment of debt	(233)	—
Distributions to minority interests	(57,231)	(56,166)
Dividends paid to holders of preferred stock	(15,236)	(15,284)
Dividends paid to common shareholders	(66,170)	(63,712)
Net cash provided by (used in) financing activities	150,580	(99,373)
NET CHANGE IN CASH AND CASH EQUIVALENTS	29,545	11,230
CASH AND CASH EQUIVALENTS, beginning of period	28,700	28,838
CASH AND CASH EQUIVALENTS, end of period	$58,245	$40,068
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$138,886	$125,817

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).  At June 30, 2007, the Operating Partnership owned controlling interests in 72 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), four community centers and CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls, four associated centers and one community center. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had seven mall expansions, three associated/lifestyle centers, one mixed-use center, three community centers (one of which is owned in a joint venture) and an office building under construction at June 30, 2007. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2007, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 54.8% limited partner interest for a combined interest held by CBL of 56.4%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2007, CBL’s Predecessor owned a 15.0% limited partner interest, Jacobs owned a 19.7% limited partner interest and various third parties owned an 8.9% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 6.3 million shares of CBL’s common stock at June 30, 2007, for a total combined effective interest of 20.4% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and

Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended June 30, 2007, are not necessarily indicative of the results to be obtained for the full fiscal year.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 – Joint Ventures

Equity Method Investments

At June 30, 2007, the Company had investments in the following 13 partnerships and joint ventures, which are accounted for using the equity method of accounting:

Joint Venture	Property Owned	Company's Interest
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
Imperial Valley Commons L.P.	Imperial Valley Commons	60.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	45.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
York Town Center, LP	York Town Center	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$23,607	$22,116	$11,909	$11,140
Depreciation and amortization expense	(7,136)	(6,647)	(3,621)	(3,365)
Interest expense	(8,346)	(8,442)	(4,206)	(4,275)
Other operating expenses	(7,169)	(6,245)	(3,652)	(3,186)
Gain on sales of real estate assets	1,253	1,407	654	804
Net income	$2,209	$2,189	$1,084	$1,118

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$47,169	$46,995	$23,807	$23,646
Depreciation and amortization expense	(14,032)	(13,123)	(7,125)	(6,643)
Interest expense	(16,663)	(17,107)	(8,398)	(8,669)
Other operating expenses	(14,825)	(13,124)	(7,512)	(6,685)
Gain on sales of real estate assets	1,791	2,813	910	1,537
Net income	$3,440	$6,454	$1,682	$3,186

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of June 30, 2007, Jinsheng owns controlling interests in four home decor shopping malls and two general retail shopping centers.

Jinsheng also issued to the Company a secured convertible promissory note in exchange for cash of $4,875. The note is secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng. The secured note is non-interest bearing and matures upon the earlier to occur of (i) January 22, 2012, (ii) the closing of the sale, transfer or other disposition of substantially all of Jinsheng’s assets, (iii) the closing of a merger or consolidation of Jinsheng or (iv) an event of default, as defined in the secured note. In lieu of the Company’s right to demand payment on the maturity date, at any time commencing upon the earlier to occur of January 22, 2010 or the occurrence of a Final Trigger Event, as defined in the secured note, the Company may, at its sole option, convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (which equates to a 2.275% ownership interest).

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875. The warrant expires upon the earlier of January 22, 2010 or the date that Jinsheng distributes, as a dividend, shares of Jinsheng’s successor should Jinsheng complete an initial public offering.

The Company accounts for its minority interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized to interest income over the term of the secured note using the effective interest method. The minority interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheet. The Company recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying consolidated balance sheet. There were no significant changes to the fair values of the secured note and warrant during the three months ended June 30, 2007.

Variable Interest Entities

In May 2007, the Company entered into a joint venture agreement with certain third parties to develop and operate a lifestyle center in Grand Rapids Township, MI. The Company holds a 50% ownership interest in the joint venture. During the three months ended June 30, 2007, the Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying financial statements as of June 30, 2007 on a consolidated basis, with the interests of the third party reflected as minority interest.

In October 2006, the Company entered into a loan agreement with a third party to loan the third party up to $7,300 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that, in certain circumstances, the Company may convert the loan to a 25% ownership interest in the third party. As of December 31, 2006, the Company determined that its loan to the third party was a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity as of December 31, 2006.

During the first quarter of 2007, the Company reconsidered its status as the primary beneficiary of this variable interest entity and determined that it no longer was the primary beneficiary. Therefore, the Company ceased consolidating this variable interest entity and has recorded the loan as a mortgage note receivable. The loan bears interest at 9.0% and matures on October 31, 2007.

Note 3 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at June 30, 2007 and December 31, 2006, respectively:

	June 30, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
Fixed-rate debt:
Non-recourse loans on operating properties	$4,066,960	5.93%	$3,517,710	5.99%
Variable-rate debt:
Recourse term loans on operating properties	18,060	6.57%	101,464	6.48%
Construction loans	45,754	6.57%	114,429	6.61%
Lines of credit	820,932	6.16%	830,932	6.19%
Total variable-rate debt	884,746	6.19%	1,046,825	6.26%
Total	$4,951,706	5.97%	$4,564,535	6.06%

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

During the three months ended June 30, 2007, the Company obtained two separate ten-year, non-recourse loans totaling $207,520 that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing. The proceeds were used to retire two variable rate loans totaling $143,258 and to reduce outstanding balances on the Company’s credit facilities.

In March 2007, the Company obtained six separate ten-year, non-recourse loans totaling $417,040 that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92,050 of mortgage notes payable that were scheduled to mature during the next twelve months and to reduce outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51,825 and three fixed rate loans totaling $40,225. The Company recorded a loss on extinguishment of debt of $227 in the six months ended June 30, 2007, related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Unsecured Line of Credit

The Company has one unsecured credit facility with total availability of $560,000 that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement. The credit facility matures in August 2008 and has three one-year extension options, which are at the Company’s election. At June 30, 2007, the outstanding borrowings of $253,000 under the unsecured credit facility had a weighted average interest rate of 6.22%. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90% and had a weighted average interest rate of 6.13% at June 30, 2007. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2007:

Total Available	Total Outstanding	Maturity Date
$476,000	$475,232	February 2009
100,000	55,500	June 2009
20,000	20,000	March 2010
17,200	17,200	April 2008
$613,200	$567,932

In addition to the borrowings outstanding on the secured lines of credit, there were letters of credit totaling $768 that were also outstanding as of June 30, 2007.

Letters of Credit

At June 30, 2007, the Company had additional secured and unsecured lines of credit with a total commitment of $43,295 that are used only for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $18,718 at June 30, 2007.

Covenants and Restrictions

Thirty-nine malls/open-air centers, nine associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties, each of which is encumbered by a commercial-mortgage-backed-securities loan. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Maturities

The weighted average remaining term of the Company’s consolidated debt was 5.2 years at June 30, 2007 and 4.8 years at December 31, 2006. The Company has one loan in the amount of $40,613 that is scheduled to mature before June 30, 2008. The Company expects to retire or refinance this loan.

Note 4 – Shareholders’ Equity and Minority Interests

During the three and six months ended June 30, 2007, holders of 24,834 and 220,670 special common units of limited partnership interest in the Operating Partnership, respectively, exercised their conversion rights. The Company elected to pay cash of $916 and $9,423, respectively, in exchange for the special common units.

On June 28, 2007, the Company redeemed its 2,000,000 outstanding shares of 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100,000, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2,139. In connection with the redemption of the Series B Preferred Stock, the Company incurred a charge of $3,630 to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2007.

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

Three Months Ended June 30, 2007	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$224,346	$10,056	$2,193	$9,885	$246,480
Property operating expenses (1)	(77,051)	(1,795)	(600)	6,721	(72,725)
Interest expense	(58,756)	(2,273)	(977)	(6,788)	(68,814)
Other expense	—	—	—	(4,802)	(4,802)
Gain (loss) on sales of real estate assets	(79)	—	(2)	2,779	2,698
Segment profit and loss	$88,460	$5,988	$594	$7,795	102,837
Depreciation and amortization expense					(60,530)
General and administrative expense					(10,570)
Interest and other income					2,883
Equity in earnings of unconsolidated affiliates					1,084
Income tax provision					(948)
Minority interest in earnings					(12,602)
Income from continuing operations					$22,154
Capital expenditures (2)	$81,154	$5,674	$1,770	$73,159	$161,757

Three Months Ended June 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$217,107	$9,261	$1,973	$6,985	$235,326
Property operating expenses (1)	(74,481)	(2,051)	(566)	6,691	(70,407)
Interest expense	(53,599)	(1,150)	(705)	(8,207)	(63,661)
Other expense	—	—	—	(4,520)	(4,520)
Gain (loss) on sales of real estate assets	(5)	1,059	(5)	981	2,030
Segment profit and loss	$89,022	$7,119	$697	$1,930	98,768
Depreciation and amortization expense					(54,241)
General and administrative expense					(9,062)
Interest and other income					(274)
Equity in earnings of unconsolidated affiliates					1,946
Income tax provision					1,118
Minority interest in earnings					(18,399)
Income from continuing operations					$19,856
Capital expenditures (2)	$64,679	$13,625	$207	$39,827	$118,338

Six Months Ended June 30, 2007	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$454,964	$20,613	$4,338	$15,750	$495,665
Property operating expenses (1)	(159,557)	(4,401)	(1,398)	13,615	(151,741))
Interest expense	(112,863)	(4,129)	(1,990)	(15,959)	(134,941)
Other expense	—	—	—	(8,441)	(8,441)
Gain (loss) on sales of real estate assets	(172)	(10)	(11)	6,421	6,228
Segment profit and loss	$182,372	$12,073	$939	$11,386	206,770
Depreciation and amortization expense					(117,174)
General and administrative expense					(20,767)
Loss on extinguishments of debt					(227)
Interest and other income					5,628
Equity in earnings of unconsolidated affiliates					1,682
Income tax provision					(1,751)
Minority interest in earnings					(26,895)
Income from continuing operations					$47,266
Total assets	$5,858,664	$347,185	$85,058	$436,836	$6,727,743
Capital expenditures (2)	$143,685	15,666	$9,755	$107,138	$276,244

Six Months Ended June 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$443,517	$18,413	$3,877	$13,379	$479,186
Property operating expenses (1)	(149,380)	(4,275)	(1,259)	12,514	(142,400)
Interest expense	(107,909)	(2,304)	(1,405)	(15,972)	(127,590)
Other expense	—	—	—	(8,688)	(8,688)
Gain (loss) on sales of real estate assets	(5)	1,059	48	1,828	2,930
Segment profit and loss	$186,223	$12,893	$1,261	$3,061	203,438
Depreciation and amortization expense					(108,404)
General and administrative expense					(18,649)
Loss on impairment of real estate assets					(274)
Interest and other income					3,678
Equity in earnings of unconsolidated affiliates					3,186
Minority interest in earnings					(37,116)
Income from continuing operations					$45,859
Total assets	$5,735,977	$276,547	$54,700	$262,981	$6,330,205
Capital expenditures (2)	$97,599	$23,847	$522	$52,533	$174,501

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding	65,648	64,345	65,607	63,697
Weighted average in nonvested stock awards	(402)	(342)	(429)	(364)
Denominator - basic earnings per share	65,246	64,003	65,178	63,333
Dilutive effect of:
Stock options	525	1,183	553	1,300
Nonvested stock awards	113	134	136	158
Deemed shares related to deferred compensation arrangements	38	65	38	66
Denominator - diluted earnings per share	65,922	65,385	65,905	64,857

Note 7 – Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. Comprehensive income includes other comprehensive income (loss) of $(3,003) and $(646) in the three months ended June 30, 2007 and 2006, respectively, and $(2,472) and $161 in the six months ended June 30, 2007 and 2006, respectively. Other comprehensive income in all periods presented represents unrealized gain (loss) on marketable securities that are classified as available for sale. Comprehensive income was $19,685 and $27,924 for the three months ended June 30, 2007 and 2006, respectively, and $45,259 and $56,986 for the six months ended June 30, 2007 and 2006, respectively.

Note 8 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at June 30, 2007 on the loans was $10,950 of which the Company has guaranteed $2,957. The Company has recorded an obligation of $315 in the accompanying consolidated balance sheet as of June 30, 2007 to reflect the estimated fair value of the guaranty.

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2007 was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that will own property adjacent to the shopping center property YTC is currently developing. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $21,200 as of June 30, 2007. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2007, the total amount outstanding on these bonds was $17,062.

Note 9 – Share-Based Compensation

The compensation cost that was charged against income was $935 and $1,512 for the three months ended June 30, 2007 and 2006, respectively, and $2,198 and $3,765 for the six months ended June 30, 2007 and 2006, respectively. Compensation cost capitalized as part of real estate assets was $204 and $107 for the three months ended June 30, 2007 and 2006, respectively, and $391 and $213 for the six months ended June 30, 2007 and 2006, respectively.

The Company’s stock option activity for the six months ended June 30, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,502,720	$14.40
Exercised	(225,254)	13.13
Cancelled	(1,000)	18.27
Expired	(1,000)	12.81
Outstanding at June 30, 2007	1,275,466	14.63
Vested at June 30, 2007	1,275,466	14.63
Options exercisable at June 30, 2007	1,275,466	14.63

A summary of the status of the Company’s stock awards as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2007	457,344	$34.35
Granted	30,328	43.77
Vested	(138,948)	35.93
Forfeited	(7,024)	35.76
Nonvested at June 30, 2007	341,700	34.71

As of June 30, 2007, there was $9,981 of total unrecognized compensation cost related to nonvested stock options and stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.2 years.

Note 10 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Additions to real estate assets accrued but not yet paid	$37,471	$28,317
Reclassification of developments in progress to mortgage notes receivable	6,528	—
Note receivable received on sale of land	3,735	—
Minority interest issued in acquisition of real estate assets	330	—
Conversion of minority interest into common stock	—	16,486

Note 11 – Discontinued Operations

During the three months ended June 30, 2007, the Company entered into an agreement to sell Twin Peaks Mall in Longmont, CO to a third party buyer. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the property has been classified as held for sale and the related results of operations for all periods presented are included in discontinued operations in the accompanying consolidated financial statements. The sale is expected to close in the third quarter ending September 30, 2007. Proceeds from the sale will be used to reduce outstanding borrowings on the Company’s lines of credit. There were no properties held for sale as of December 31, 2006.

During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274.

Total revenues for the properties included in discontinued operations in the accompanying consolidated statements of operations were $1,629 and $3,001 for the three and six month periods ended June 30, 2007, respectively, and $2,997 and $8,020 for the three and six month periods ended June 30, 2006, respectively.

Note 12 – Income Taxes

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

The Company recorded an income tax provision of $948 and $1,751 for the three and six months ended June 30, 2007, respectively. The provision consists of a current tax benefit of $244 and a deferred tax provision of $1,192, respectively, for the three months ended June 30, 2007, and a current and deferred tax provision of $895 and $856, respectively, for the six months ended June 30, 2007. There was no income tax provision recorded in the three and six months ended June 30, 2006.

The Company had a net deferred tax asset of $3,679 at June 30, 2007 and $4,291 at December 31, 2006. The net deferred tax asset at June 30, 2007 and December 31, 2006 primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations. In addition, any interest incurred on tax assessments are reported as interest expense. The Company reported nominal interest and penalty amounts for the three months ended June 30, 2007 and 2006, respectively, and the six months ended June 30, 2007 and 2006, respectively.

Note 13 – Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework that clarifies the fair value measurement objective within GAAP and its application under the various pronouncements that require or permit fair value measurements, and expands disclosures about fair value measurements. It is intended to increase consistency and comparability among fair value estimates used in financial reporting. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

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

As of June 30, 2007, we owned controlling interests in 72 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), four community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2007, we owned non-controlling interests in seven regional malls, four associated centers and one community center. Because one or more of the other partners have substantive participating rights we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had seven mall expansions, three associated/lifestyle centers, one mixed-use center, three community centers (one of which is owned in a joint venture) and an office building under construction at June 30, 2007. We also hold options to acquire certain development properties owned by third parties.

The majority of our revenues is derived from leases with retail tenants and generally includes base minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures, including property operating expenses, real estate taxes and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from sales of outparcel land at the properties and from sales of operating real estate assets when it is determined that we can realize the maximum value of the assets. Proceeds from such sales are generally used to pay off related construction loans or reduce borrowings on our credit facilities.

RESULTS OF OPERATIONS

The following significant transactions impact the comparison of the results of operations for the three months and six months ended June 30, 2007 to the results of operations for the comparable periods ended June 30, 2006:

•

We have opened two associated centers and three community centers since January 1, 2006 (collectively referred to as the “New Properties”). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been owned or open for one complete calendar year. The New Properties are as follows:

Property	Location	Date Opened
The Plaza at Fayette Mall	Lexington, KY	October 2006
High Pointe Commons (50/50 joint venture)	Harrisburg, PA	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
The Shops at Pineda Ridge	Melbourne, FL	November 2006
The Shoppes at St. Clair Square	Fairview Heights, IL	March 2007

•	Properties that were in operation as of January 1, 2006 and June 30, 2007 are referred to as the “Comparable Properties.”

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Revenues

The $11.2 million increase in revenues resulted from an increase of $6.8 million attributable to the revenues from the Comparable Properties and an increase of $2.1 million in revenues from the New Properties. Management, development and leasing fees increased $2.3 million primarily attributable to fees received by, or due to, the Company for managing certain new developments and operating properties.

Our cost recovery ratio declined to 102.8% compared to 105.2% for the prior year period. As we continue to convert more and more tenants to fixed common area maintenance arrangements, fluctuations in tenant reimbursements will not correlate as closely with fluctuations in the corresponding expenses as they do with pro rata common area maintenance charges. As a result, there may be more variability in our cost recovery ratio from period to period.

Expenses

The $2.3 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from increases of $1.9 million from the Comparable Properties and $0.4 million attributable to the New Properties.

The $6.3 million increase in depreciation and amortization expense resulted from increases of $5.6 million from the Comparable Properties and $0.7 million from the New Properties. The increase in depreciation and amortization of the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

General and administrative expenses increased $1.5 million due to annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other Income and Expenses

Interest and other income increased by $0.9 million primarily due to a fee of $1.0 million related to the grant of an access and utilities easement at one of our properties.

Interest expense increased by $5.2 million due to additional debt associated with the New Properties as well as the refinancing of certain existing properties with increased principal amounts. In addition, we experienced an increase in the weighted average interest rate of our variable-rate debt as compared to the prior year quarter.

Gain on Sales

Gain on sales of real estate assets of $2.7 million in the three months ended June 30, 2007 relates to the recognition of gain on one property for which the gain had previously been deferred. Gain on sales of real estate assets of $2.0 million in the three months ended June 30, 2006 relates to the sale of two parcels of land.

Income Tax Provision

The income tax provision of $0.9 million for the three months ended June 30, 2007 relates to the earnings of our taxable REIT subsidiary and consists of a provision for deferred income taxes of $1.2 million, which is partially offset by a current income tax benefit of $0.3 million.

Discontinued Operations

We recognized income from discontinued operations of $0.5 million for the three months ended June 30, 2007, which represents a decline of $8.2 million from the $8.7 million of gain and income from discontinued operations that we recognized during the three months ended June 30, 2006. Discontinued operations in the three months ended June 30, 2007 and 2006 reflects the results of operations of Twin Peaks Mall, which is expected to be sold in the third quarter of 2007, plus the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations for the three months ended June 30, 2006 also reflects the results of operations and gain on the disposal of five community centers that were sold in May 2006.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Revenues

The $16.5 million increase in revenues resulted from an increase of $10.8 million attributable to the revenues from the Comparable Properties, an increase of $3.9 million in revenues from the New Properties, and an increase in management, development and leasing fees of $2.4 million

Our cost recovery ratio declined to 100.3% compared to 104.8% for the prior year period. As we continue to convert more and more tenants to fixed common area maintenance arrangements, fluctuations in tenant reimbursements will not correlate as closely with fluctuations in the corresponding expenses as they do with pro rata common area maintenance charges. As a result, there may be more variability in our cost recovery ratio from period to period. In addition, the year-to-date decline is partially due to higher than expected snow removal costs incurred by the Company in the first quarter of 2007 and increases in bad debt expense.

Expenses

The $9.3 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from increases of $8.6 million from the Comparable Properties and $0.7 million attributable to the New Properties. The increase in property operating expenses of the Comparable properties included a $2.0 million increase in bad debt expense that resulted from bad debt expense of $0.7 million in the six months ended June 30, 2007 compared to a net recovery of $1.3 million in the six months ended June 30, 2006.

The $8.8 million increase in depreciation and amortization expense resulted from increases of $7.6 million from the Comparable Properties and $1.2 million from the New Properties. The increase in depreciation and amortization of the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

General and administrative expenses increased $2.1 million due to annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other Income and Expenses

Interest and other income for the six months ended June 30, 2007 increased primarily due to a fee of $1.0 million related to the grant of an access and utilities easement at one of our properties.

Interest expense increased by $7.4 million due to the additional debt associated with the New Properties as well as the refinancing of certain existing properties with increased principal amounts. In addition, we experienced an increase in the weighted average interest rate of our variable-rate debt as compared to the prior year period.

We recorded a loss on extinguishment of debt of $0.2 million as a result of prepayment fees related to a loan that we retired prior to its scheduled maturity date during the six months ended June 30, 2007.

Gain on Sales

Gain on sales of real estate assets of $6.2 million in the six months ended June 30, 2007 relates to the sale of six parcels of land. Gain on sales of real estate assets of $2.9 million in the six months ended June 30, 2006 relates to the sale of three parcels of land.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $1.5 million primarily due to a lower level of outparcel sales at certain unconsolidated affiliates as compared to the prior year period.

Income Tax Provision

The income tax provision of $1.8 million for the six months ended June 30, 2007, relates to the earnings of our taxable REIT subsidiary and consists of provisions for current and deferred income taxes of $0.9 million each. We have cumulative stock-based compensation deductions that may be used to offset the current income tax payable of $0.9 million; therefore, we reduced the payable for current period income taxes to zero by recognizing a portion of the benefit of the cumulative stock-based compensation deductions.

Discontinued Operations

We recognized income from discontinued operations of $0.5 million for the six months ended June 30, 2007, which represents a decline of $10.5 million from the $11.0 million of gain and income from discontinued operations that we recognized during the six months ended June 30, 2006. Discontinued operations in the six months ended June 30, 2007 and 2006 reflects the results of operations of Twin Peaks Mall which is expected to be sold in the third quarter of 2007, plus the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the six months ended June 30, 2006 also reflects the results of operations and gain on disposal of five community centers that were sold in May 2006.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; and Gulf Coast Town Center in Ft. Myers, FL, which opened in November 2005.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2007	2006
Malls	91.8%	92.6%
Associated centers	4.1%	3.8%
Community centers	0.9%	0.8%
Mortgages, office building and other	3.2%	2.8%

Sales and Occupancy Costs

Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased by 2.0% on a comparable per square foot basis for the six months ended June 30, 2007 compared with an increase of 3.8% for the six months ended June 30, 2006. Mall store sales for the trailing twelve months ended June 30, 2007 on a comparable per square foot basis were $344 per square foot compared with $335 per square foot for the trailing twelve months ended June 30, 2006.

Occupancy costs as a percentage of sales for the stabilized malls were 13.8% for the six months ended June 30, 2007 compared to 13.7% for the six months ended June 30, 2006.

Occupancy

The occupancy of the portfolio was as follows:

	At June 30,
	2007	2006
Total portfolio	91.6%	91.4%
Total mall portfolio	91.7%	91.4%
Stabilized malls	92.2%	91.4%
Non-stabilized malls	82.1%	89.3%
Associated centers	92.3%	91.8%
Community centers	82.7%	88.5%

Timing delays at some of the New Properties have impacted total occupancy. At High Pointe Commons, the anchors have opened but many of the stores are still in the process of taking occupancy. While occupancy was approximately 70% as of June 30, 2007, the project is over 90% leased. At Gulf Coast Town Center, although the project is 97% leased and committed, occupancy was at 56% as of June 30, 2007. Several stores have encountered delays in receiving building permits due to the lengthy process time involved in that geographic area. In addition, the lifestyle center developments generally open in staggered phases, reflecting initial lower occupancy rates, as compared to mall properties in which a greater number of tenants are typically open as of a mall’s grand opening date.

Leasing

During the second quarter of 2007, the Company revised its lease reporting focus to small shop spaces less than 10,000 square feet in comparison to the previous reporting on spaces less than 20,000 square feet. This change allows for greater consistency and comparability with the data reported by our peers in the retail real estate industry.

Average annual base rents per square foot for small shop spaces less than 10,000 square feet were as follows for each property type:

	At June 30,
	2007	2006
Stabilized malls	$28.00	$27.54
Non-stabilized malls	28.29	27.87
Associated centers	12.09	10.95
Community centers	15.09	16.70
Office	19.53	19.34

The following table presents the results we achieved in new and renewal leasing during the three and six months ended June 30, 2007 for small shop spaces less than 10,000 square feet that were previously occupied:

	Square Feet	Gross Rent Per Square Foot Prior Lease (1)	Initial Gross Remt Per Square Foot New Lease (2)	% Change Initial	Average Gross Rent Per Square Foot New Lease (3)	% Change Average
Quarter:
All Property Types	806,345	$33.63	$36.13	7.4%	$36.67	9.0%
Stabilized malls	746,475	34.98	37.69	7.7%	38.19	9.2%
New leases	251,078	36.18	44.04	21.7%	45.10	24.7%
Renewal leases	495,397	34.38	34.47	0.3%	34.69	0.9%

Year to Date:
All Property Types	1,535,929	$33.49	$36.28	8.3%	$36.95	10.3%
Stabilized malls	1,433,899	34.60	37.58	8.6%	38.25	10.5%
New leases	521,949	36.25	44.70	23.3%	45.95	26.8%
Renewal leases	911,950	33.65	33.51	-0.4%	33.83	0.5%

(1)	Represents the rent that was in place at the end of the lease term.
(2)	Represents the rent in place at beginning of the lease term.
(3)	Average gross rent over the term of the new lease. Does not incorporate future annual increases for common area maintenance expense reimbursements.

During the second quarter of 2007, on an overall leasing basis, we signed leases totaling approximately 1.2 million square feet, including approximately 0.3 million square feet of development leasing and 0.9 million square feet of leases in our operating portfolio. The 0.9 million square feet was comprised of 0.4 million square feet of new leases and 0.5 million square feet of renewal leases. This compares with a total of 1.0 million square feet of leases signed in the second quarter of 2006, including 0.4 million square feet of development leasing and 0.6 million square feet completed in the operating portfolio. Of the 0.6 million square feet in the operating portfolio, 0.3 million square feet were new leases and 0.3 million square feet were renewals.

LIQUIDITY AND CAPITAL RESOURCES

There was $58.2 million of cash and cash equivalents as of June 30, 2007, an increase of $29.5 million from December 31, 2006. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

Cash provided by operating activities during the six months ended June 30, 2007, increased by $12.3 million to $204.4 million from $192.1 million during the six months ended June 30, 2006. This increase is primarily due to the timing of amounts that were retained in accounts payable at June 30, 2007, in addition to the timing of cash receipts from collections of tenant and other receivables prior to the end of the second quarter.

Debt

During the six months ended June 30, 2007, we borrowed $1,047.5 million under mortgage and other notes payable and paid $656.5 million to reduce outstanding borrowings under our lines of credit and repay certain mortgage notes payable. We paid $3.5 million of costs directly related to borrowings and our credit facilities, as well as $0.2 million in prepayment fees related to the retirement of a loan before its scheduled maturity date.

The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations (in thousands):

	Consolidated	Minority Interest	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
June 30, 2007
Fixed-rate debt:
Non-recourse loans on operating properties	$4,066,960	$(119,955)	$217,532	$4,164,537	5.91%
Variable-rate debt:
Recourse terms loans on operating properties	—	—	36,858	36,858	6.43%
Construction loans	63,814	—	—	63,814	6.57%
Lines of credit	820,932	—	—	820,932	6.16%
Total variable-rate debt	884,746	—	36,858	921,604	6.20%
Total	$4,951,706	$(119,955)	$254,390	$5,086,141	5.96%

	Consolidated	Minority Interest	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
December 31, 2006
Fixed-rate debt:
Non-recourse loans on operating properties	$3,517,710	$(56,612)	$218,203	$3,679,301	5.97%
Variable-rate debt:
Recourse terms loans on operating properties	101,464	—	27,816	129,280	6.46%
Construction loans	114,429	—	—	114,429	6.61%
Lines of credit	830,932	—	—	830,932	6.19%
Total variable-rate debt	1,046,825	—	27,816	1,074,641	6.27%
Total	$4,564,535	$(56,612)	$246,019	$4,753,942	6.03%

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

We have four secured credit facilities with total availability of $613.2 million, of which $567.9 million was outstanding as of June 30, 2007. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90%. Borrowings under the secured lines of credit had a weighted average interest rate of 6.13% at June 30, 2007. We also pay a fee based on the amount of unused availability under our largest secured credit facility that has total availability of $476.0 million at a rate of 0.125% or 0.250%, depending on the level of unused availability.

We have an unsecured credit facility with total availability of $560.0 million, of which $253.0 million was outstanding as of June 30, 2007. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage. The credit facility matures in August 2008 and has three one-year extension options, which are at our election. At June 30, 2007, the outstanding borrowings under the unsecured credit facility had a weighted average interest rate of 6.22%. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility.

We also have secured and unsecured lines of credit with total availability of $43.3 million that are used only to issue letters of credit. There was $18.7 million outstanding under these lines at June 30, 2007.

During the three months ended June 30, 2007, we obtained two separate ten-year, non-recourse loans totaling $207.5 million that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing. The proceeds were used to retire two variable rate loans totaling $143.3 million and to reduce outstanding balances on the Company’s credit facilities.

In March 2007, we obtained six separate ten-year, non-recourse loans totaling $417.0 million that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92.1 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on our credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51.8 million and three fixed rate loans totaling $40.3 million. The Company recorded a loss on extinguishment of debt of $0.2 million in the six months ended June 30, 2007, related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

The refinancings described in the preceding paragraph enabled us to significantly reduce our exposure to variable-rate debt. As of June 30, 2007, our share of consolidated and unconsolidated variable-rate debt represented 18.1% of our total share of debt, which was down from 22.6% as of December 31, 2006. As of June 30, 2007, our share of consolidated and unconsolidated variable-rate debt represented 9.6% of our total market capitalization (see Equity below) as compared to 10.6% as of December 31, 2006.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at June 30, 2007.

We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there are two loans totaling $67.2 million that are scheduled to mature before June 30, 2008. We expect to retire or refinance these loans.

Equity

On August 1, 2007, our Board of Directors authorized a $100.0 million common stock repurchase plan effective over the next twelve months. Any stock repurchases will be made from time to time through open market purchases, in accordance with Securities and Exchange Commission safe harbor provisions, and will be funded through our available cash and credit facilities. The timing and price of any stock repurchases will be determined by the market value in effect from time to time for our common stock. We are not obligated to repurchase any shares of stock under the plan, and we may terminate the stock repurchase plan at any time.

On June 28, 2007, we redeemed the 2,000,000 outstanding shares of our 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100.0 million, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2.1 million. In connection with the redemption of the Series B Preferred Stock, we recorded a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 2007.

During the six months ended June 30, 2007, we received $3.1 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan.

In addition, we paid dividends of $81.4 million to holders of our common stock and our preferred stock, as well as $57.2 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

During the three and six months ended June 30, 2007, holders of 24,834 and 220,670 special common units of limited partnership interest in the Operating Partnership, respectively, exercised their conversion rights. We elected to pay cash of $0.9 million and $9.4 million, respectively, in exchange for the special common units.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at June 30, 2007 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,285	$36.05	$4,192,074
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			4,482,074
Company’s share of total debt			5,086,141
Total market capitalization			$9,568,215
Debt-to-total-market capitalization ratio			53.2%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on June 29, 2007. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

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

The following tables summarize our development projects as of June 30, 2007 (dollars in thousands):

Properties Opened Year-to-date

Property	Location	Total Project Square Feet	CBL’s Share of			Date Opened	Initial Yield (d)
			Total Cost		Cost To Date
Mall Expansions:
Brookfield Square - Mitchell’s Fish Market	Brookfield, WI	7,500	$3,044		$2,044	April 2007	8.4%
Southpark Mall - Regal Cinema	Colonial Heights, VA	68,242	11,322		11,322	July 2007	11.0%

Open-Air Center:
Alamance Crossing East	Burlington, NC	571,700	79,950		69,675	August 2007	8.4%

Open-Air Center Expansion:
Gulf Coast Town Center – Phase II-shops/Costco (a)	Ft. Myers, FL	595,990	83,286	(a)	83,286	Spring 2007	9.2%
Associated Center:
The Shoppes at St. Clair Square	Fairview Heights, IL	84,080	27,487		27,257	March 2007	7.0%

Associated Center Renovation:
Madison Plaza	Huntsville, AL	153,085	1,200		1,156	June 2007	N/A

Redevelopments:
Mall del Norte - Theater	Laredo, TX	81,150	14,403		10,277	Spring 2007	7.4%
		1,561,747	$220,692		$205,017

Announced Property Renovations and Redevelopments

Property	Location	Total Project SquareFeet	CBL’s Share of		Opening Date	Initial Yield (d)
			Total Cost	Cost To Date
Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	$18,100	$1,187	Fall 2007	NA
Georgia Square	Athens, GA	674,738	16,900	1,182	Spring 2008	NA
Mall del Norte	Laredo, TX	1,207,687	20,400	10,649	Fall 2007	NA
Honey Creek Mall	Terre Haute, IN	678,763	5,600	2,357	Fall 2007	NA

Redevelopments:
Parkdale Mall - Former Dillards	Beaumont, TX	50,720	14,720	6,879	Fall 2007	4.1%
Northpark Mall - Former Wards	Joplin, MO	90,688	9,750	4,321	Fall 2007	7.8%
Columbia Place - Former JCPenney	Columbia, SC	124,819	12,831	9,577	August 2007/ February 2008	6.5%
Westgate Mall - Former Proffits	Spartanburg, SC	153,000	N/A	N/A	August 2007	N/A
		4,113,399	$98,301	$36,152

Properties Under Development at June 30, 2007

Property	Location	Total Project Square Feet		CBL’s Share of		Opening Date	Initial Yield (d)
				Total Costs	Cost To Date
Mall Expansions:
The District at Valley View – shops	Roanoke, VA	61,200		$18,026	$15,312	July/Fall 2007	7.6%
Brookfield Square - Fresh Market	Brookfield, WI	22,400		4,960	4,587	Fall 2007	7.6%
The District at CherryVale	Rockford, IL	84,541		21,099	10,199	Fall 2007	7.4%
Harford Mall - lifestyle expansion	Bel Air, MD	39,222	(b)	9,654	5,580	September 2007	6.1%
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150		4,188	729	Spring 2008	11.0%
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395		N/A	N/A	Spring 2008	N/A
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000		1,449	—	Spring 2008	8.7%
Cary Towne Center - Mimi’s Café	Cary, NC	6,674		2,243	467	Spring 2008	15.0%
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000		3,430	136	Fall 2008	11.9%

Associated/Lifestyle Centers:
Milford Marketplace	Milford, CT	107,226		26,028	15,372	October 2007	8.3%
Brookfield Square - Corner Development	Brookfield, WI	19,745		8,372	4,067	Fall 2008	8.0%
Imperial Valley Commons - Phase I (e)	El Centro, CA	610,966		11,471	6,474	Fall 2008/ Summer 2009	8.7%

Office:
CBL Center II	Chattanooga, TN	74,598		17,120	3,628	January 2008	8.6%

Mixed-Use Center:
Pearland Town Center	Pearland, TX	719,388		154,182	52,366	Fall 2008	7.4%

Community/Open-Air Centers:
Alamance Crossing - Theater/Shops	Burlington, NC	82,997		18,882	—	Spring 2008	8.4%
York Town Center (c)	York, PA	274,495		21,099	13,137	September 2007	9.8%
Summit Fair	Lee’s Summit, MO	513,000		15,654	—	Fall 2008/ Summer 2009	9.6%
Cobblestone Village at Palm Coast	Palm Coast, FL	277,770		10,520	16,272	October 2007	7.7%
		3,036,767		$348,377	$148,326

(a) Amounts shown are 100% of total cost and cost to date for all of Phase II due to the fact that we fund all costs.

(b) Total square footage includes redevelopement and expansion of 2,641 square feet.

(c) 50/50 joint venture.

(d) Initial yields include reductions for management and development fees.

(e) 60/40 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date.

As of June 30, 2007, there were construction loans in place for the development costs of Alamance Crossing, Milford Marketplace and York Town Center. Subsequent to the end of the quarter, we closed on a construction loan to fund the development costs of Pearland Town Center. The remaining development costs will be funded with operating cash flows, credit facilities or construction loans that we plan to obtain in the near term.

We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Dispositions

We received $14.6 million in net proceeds from the sales of six parcels of land during the six months ended June 30, 2007.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures and excluding minority investors’ share of capital expenditures, we spent $27.3 million during the six months ended June 30, 2007 for tenant allowances, which will generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $8.7 million for the six months ended June 30, 2007 and included $5.1 million for roof repairs and replacements, $0.3 million parking lots and parking lot lighting and $3.3 million for other capital expenditures. Renovation expenditures were $16.6 million for the six months ended June 30, 2007.

Deferred maintenance expenditures are generally billed to tenants as common area maintenance expense, and most are recovered over a 5 to 15-year period. Renovation expenditures are primarily for remodeling and upgrades of malls, of which approximately 30% is recovered from tenants over a 5 to 15-year period. We are recovering these costs through fixed amounts with annual increases or pro rata cost reimbursements based on the tenant’s occupied space.

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

Revenue Recognition

Minimum rental revenue from operating leases is recognized on a straight-line basis over the initial terms, including rent holidays, of the related leases. Most tenants are required to pay percentage rent if their sales volumes exceed thresholds specified in their lease agreements. Percentage rent is recognized as revenue when the thresholds are achieved and the amounts become determinable.

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

We receive management, leasing and development fees from third parties and unconsolidated affiliates. Management fees are charged as a percentage of revenues (as defined in the management agreement) and are recognized as revenue when earned. Development fees are recognized as revenue on a pro rata basis over the development period. Leasing fees are charged for newly executed leases and lease renewals and are recognized as revenue when earned. Financing fees are earned in accordance with the terms of the applicable joint venture agreement. Development, leasing and financing fees received from unconsolidated affiliates are recognized as revenue to the extent of the third-party partners’ ownership interest. Fees to the extent of our ownership interest are recorded as a reduction to our investment in the unconsolidated affiliate.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value will be charged to operations. We did recognize an impairment of $0.3 million during the three and six months ended June 30, 2006. No impairments have been incurred during the current year as of June 30, 2007.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework that clarifies the fair value measurement objective within GAAP and its application under the various pronouncements that require or permit fair value measurements, and expands disclosures about fair value measurements. It is intended to increase consistency and comparability among fair value estimates used in financial reporting. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The transition adjustment, which is measured as the difference between the carrying amount and the fair value of those financial instruments at the date SFAS No. 157 is initially applied, should be recognized as a cumulative effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

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

IMPACT OF INFLATION

In the last three years, inflation has not had a significant impact on us because of the relatively low inflation rate. Substantially all tenant leases do, however, contain provisions designed to protect us from the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms in the range of five to ten years, which may enable us to replace existing leases with new leases at higher base and/or percentage rents if rents of the existing leases are below the then existing market rate. Most of the leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.

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

FFO allocable to common shareholders decreased 1.4% for the three months ended June 30, 2007 to $48.4 million from $49.1 million for the same period in 2006. FFO allocable to common shareholders decreased 2.3% for the six months ended June 30, 2007 to $99.4 million compared to $101.7 million for the same period in 2006.

FFO of our operating partnership decreased 2.9% for the three months ended June 30, 2007 to $85.9 million from $88.5 million for the same period in 2006. FFO of our operating partnership decreased 4.5% for the six months ended June 30, 2007 to $176.7 million compared to $185.1 million for the same period in 2006.

The decline in FFO was primarily the result of the non-cash income tax provision of $0.9 million and $1.8 million for the three and six months ended June 30, 2007, respectively, and the write-off of the direct issuance costs of $3.6 million during the three and six month periods ended June 30, 2007, related to the redemption of our Series B Preferred Stock. No comparable charges were incurred in the prior year periods. In addition, there was no gain on sale related to discontinued operations for the three and six months ended June 30, 2007, compared to a gain of $7.2 million for the three and six months ended June 30, 2006.

The reconciliation of net income available to common shareholders to FFO allocable to common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net income available to common shareholders	$11,465	$20,928	$28,866	$41,541
Minority interest in earnings of operating partnership	9,035	17,726	22,598	35,855
Depreciation and amortization expense of:
Consolidated properties	60,530	54,241	117,174	108,404
Unconsolidated affiliates	3,621	3,365	7,125	6,643
Discontinued operations	435	230	859	1,348
Non-real estate assets	(234)	(210)	(462)	(405)
Minority investors' share of depreciation and amortization	1,096	(568)	490	(1,107)
(Gain) loss on:
Sales of operating real estate assets	—	38	—	38
Discontinued operations	—	(7,215)	55	(7,215)
Funds from operations of the operating partnership	85,948	88,535	176,705	185,102
Percentage allocable to Company shareholders (1)	56.29%	55.45%	56.24%	54.93%
Funds from operations allocable to Company shareholders	$48,380	$49,093	$99,379	$101,677

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

Based on our proportionate share of consolidated and unconsolidated variable rate debt at June 30, 2007, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $4.6 million and, after the effect of capitalized interest, annual earnings by approximately $4.2 million.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2007, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $97.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $100.8 million.

We did not have any derivative financial instruments during the six months ended June 30, 2007.

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

As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision of our Chief Executive Officer and Chief Financial Officer and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Material Weakness Previously Disclosed

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, we conducted an assessment of the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting because of the effect of a material weakness in the design and operating effectiveness of our system of internal controls related to the accounting and reporting for income taxes. Specifically, we incorrectly recorded the realized tax return benefits of excess stock compensation deductions as reductions to income tax expense rather than as increases to additional paid-in capital and minority interest liability in accordance with SFAS No. 109, Accounting for Income Taxes. Additionally, we improperly recorded deferred income taxes. As a result, we adjusted our consolidated financial statements to comply with accounting principles generally accepted in the United States of America.

Changes to Remediate Material Weakness

To remediate the material weakness, during the six months ended June 30, 2007, management implemented improved procedures and controls related to the accounting for income taxes, including a more rigorous internal review process and increased guidance on accounting requirements for relevant personnel. These additional controls were tested and the material weakness was remediated as of June 30, 2007.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except to the extent that the changes that were implemented in connection with the remediation plan discussed above affected such controls.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None

ITEM 1A.   Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, by providing information that is current as of June 30, 2007:

RISKS RELATED TO REAL ESTATE INVESTMENTS

Real property investments are subject to various risks, many of which are beyond our control, that could cause declines in the operating revenues and/or the underlying value of one or more of our Properties.

A number of factors may decrease the income generated by a retail shopping center property, including:

•

National, regional and local economic climates, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters, acts of terrorism and other factors which tend to reduce consumer spending on retail goods.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 50.3% of our total revenues from all Properties for the six months ended June 30, 2007 and currently include 42 malls, 19 associated centers, two community centers and our corporate office building. Our Properties located in the midwestern United States accounted for approximately 29.1% of our total revenues from all Properties for the six months ended June 30, 2007 and currently include 23 malls, three associated centers and one community center. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

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

Our Properties located in the Nashville, TN, Pittsburgh, PA, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for 5.5%, 4.6%, 3.8%, 3.2% and

3.2% of our revenues for the six months ended June 30, 2007, respectively. No other market accounted for more than 3.0% of our revenues for the six months ended June 30, 2007. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by vote, value or number of shares (other than Charles B. Lebovitz, our Chief Executive Officer, David Jacobs, the estate of Richard Jacobs and their affiliates under the Internal Revenue Code’s attribution rules). The affirmative vote of 66 2/3% of our outstanding voting stock is required to amend this provision.

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

There are certain provisions of Delaware law, our amended and restated certificate of incorporation, our bylaws, and other agreements to which we are a party that may have the effect of delaying, deferring or preventing a third party from making an acquisition proposal for us. These provisions may also inhibit a change in control that some, or a majority, of our stockholders might believe to be in their best interest or that could give our stockholders the opportunity to realize a premium over the then-prevailing market prices for their shares. These provisions and agreements are summarized as follows:

•

The Ownership Limit – As described above, to maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by value (other than Charles B. Lebovitz, David Jacobs, the estate of Richard Jacobs and their affiliates under the Internal Revenue Code’s attribution rules). In addition to preserving our status as a REIT, the ownership limit may have the effect of precluding an acquisition of control of us without the approval of our board of directors.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2007	—	$—	—	—
May 1–31, 2007	22,364	$41.66	—	—
June 1–30, 2007	53	$39.60	—	—
Total	22,417	$41.66	—	—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
(2)

Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 7, 2007. The matters that were submitted to a vote of shareholders and the related results are as follow:

1.	The following directors were re-elected to three-year terms that expire in 2010:

•	Stephen D. Lebovitz (57,843,843 votes for and 4,817,860 votes against or withheld), and
•	Winston W. Walker (56,719,937 votes for and 5,941,766 votes against or withheld).

The following additional directors are presently serving three-year terms, which continue beyond the 2007 Annual Meeting of Shareholders:

•	Charles B. Lebovitz (term expires in 2008),
•	Claude M. Ballard (term expires in 2008),
•	Gary L. Bryenton (term expires in 2008),
•	Leo Fields (term expires in 2008),
•	John N. Foy (term expires in 2009),
•	Martin J. Cleary (term expires in 2009), and
•	Matthew S. Dominski (term expires in 2009).

2.	Deloitte & Touche was ratified as our independent public accountant for our fiscal year ending December 31, 2007 (61,983,471 votes for and 678,232 votes against or abstentions).

ITEM 5:         Other Information

None

ITEM 6:	Exhibits

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

/s/ John N. Foy

_____________________________________

John N. Foy

Vice Chairman of the Board, Chief Financial

Officer and Treasurer

(Authorized Officer and Principal Financial Officer)

Date: August 9, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
10.18.7	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated May 15, 2007
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.