Form 10-Q
period 2007-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2007-11-09
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

As of November 6, 2007, there were 65,710,300 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Real estate assets:
Land	$828,905	$779,727
Buildings and improvements	6,239,802	5,944,476
	7,068,707	6,724,203
Less accumulated depreciation	(1,053,459)	(924,297)
	6,015,248	5,799,906
Developments in progress	271,331	294,345
Net investment in real estate assets	6,286,579	6,094,251
Cash and cash equivalents	48,880	28,700
Cash held in escrow	33,202	—
Receivables:
Tenant, net of allowance for doubtful accounts of $1,175 in 2007 and $1,128 in 2006	70,121	71,573
Other	13,734	9,656
Mortgage and other notes receivable	34,851	21,559
Investments in unconsolidated affiliates	99,212	78,826
Intangible lease assets and other assets	228,417	214,245
	$6,814,996	$6,518,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$5,052,266	$4,564,535
Accounts payable and accrued liabilities	324,711	309,969
Total liabilities	5,376,977	4,874,504
Commitments and contingencies (Notes 3 and 8)
Minority interests	505,104	559,450
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2006	—	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2007 and 2006	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2007 and 2006	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 65,710,828 and 65,421,311 shares issued and oustanding in 2007 and 2006, respectively	657	654
Additional paid-in capital	984,323	1,074,450
Accumulated other comprehensive income (loss)	(4,707)	19
Retained earnings (accumulated deficit)	(47,370)	9,701
Total shareholders’ equity	932,915	1,084,856
	$6,814,996	$6,518,810

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUES:
Minimum rents	$155,814	$155,095	$465,223	$454,661
Percentage rents	3,506	3,447	11,840	11,554
Other rents	3,580	3,041	11,942	10,438
Tenant reimbursements	83,095	76,602	235,810	226,536
Management, development and leasing fees	1,390	1,181	6,565	3,945
Other	3,837	5,678	15,507	17,096
Total revenues	251,222	245,044	746,887	724,230
EXPENSES:
Property operating	42,080	40,965	123,997	117,914
Depreciation and amortization	58,893	62,142	176,067	170,546
Real estate taxes	24,527	20,098	65,039	59,548
Maintenance and repairs	12,544	13,715	41,856	39,716
General and administrative	8,305	9,402	29,072	28,051
Loss on impairment of real estate assets	—	—	—	274
Other	3,647	5,127	12,088	13,815
Total expenses	149,996	151,449	448,119	429,864
Income from operations	101,226	93,595	298,768	294,366
Interest income	1,990	2,009	7,618	5,687
Interest expense	(72,789)	(63,884)	(207,730)	(191,474)
Loss on extinguishment of debt	—	(935)	(227)	(935)
Gain on sales of real estate assets	4,337	3,901	10,565	6,831
Equity in earnings of unconsolidated affiliates	1,086	621	2,768	3,807
Income tax provision	(2,609)	—	(4,360)	—
Minority interest in earnings:
Operating partnership	(13,288)	(12,075)	(35,886)	(47,930)
Shopping center properties	(2,121)	(1,402)	(6,418)	(2,663)
Income from continuing operations	17,832	21,830	65,098	67,689
Operating income from discontinued operations	754	147	1,274	3,898
Gain on disposal of discontinued operations	3,957	2	3,902	7,217
Net income	22,543	21,979	70,274	78,804
Preferred dividends	(5,455)	(7,642)	(24,320)	(22,926)
Net income available to common shareholders	$17,088	$14,337	$45,954	$55,878

Basic per share data:
Income from continuing operations, net of preferred dividends	$0.19	$0.22	$0.63	$0.70
Discontinued operations	0.07	—	0.07	0.18
Net income available to common shareholders	$0.26	$0.22	$0.70	$0.88
Weighted average common shares outstanding	65,343	64,174	65,233	63,616
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.19	$0.22	$0.62	$0.69
Discontinued operations	0.07	—	0.08	0.17
Net income available to common shareholders	$0.26	$0.22	$0.70	$0.86
Weighted average common and potential dilutive common shares outstanding	65,876	65,496	65,900	65,086

Dividends declared per common share	$0.5050	$0.4575	$1.5150	$1.3725

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,274	$78,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	116,256	104,610
Amortization	66,135	73,212
Amortization of debt premiums	(5,779)	(5,599)
Net amortization of above and below market leases	(8,280)	(9,739)
Gain on sales of real estate assets	(10,565)	(6,831)
Gain on disposal of discontinued operations	(3,902)	(7,217)
Abandoned development projects	955	294
Share-based compensation expense	4,527	4,934
Income tax benefit from stock options	4,139	—
Loss on extinguishment of debt	227	935
Equity in earnings of unconsolidated affiliates	(2,768)	(3,807)
Distributions of earnings from unconsolidated affiliates	6,924	6,517
Loss on impairment of real estate assets	—	274
Minority interest in earnings	42,304	50,593
Changes in:
Tenant and other receivables	(1,631)	(9,226)
Other assets	(4,359)	(4,682)
Accounts payable and accrued liabilities	35,319	(4,423)
Net cash provided by operating activities	309,776	268,649
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(415,019)	(288,569)
Acquisitions of real estate assets and other assets	(11,506)	—
Purchase of available-for-sale securities	(24,325)	—
Cash placed in escrow	(33,202)	—
Changes in other assets	(2,493)	(8,975)
Proceeds from sales of real estate assets	52,923	113,834
Additions to mortgage notes receivable	(2,613)	(300)
Payments received on mortgage notes receivable	4,584	155
Additional investments in and advances to unconsolidated affiliates	(34,934)	(14,524)
Distributions in excess of equity in earnings of unconsolidated affiliates	10,636	8,132
Purchase of minority interest in the Operating Partnership	(17,429)	(3,610)
Net cash used in investing activities	(473,378)	(193,857)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	825,294	742,082
Principal payments on mortgage and other notes payable	(331,784)	(613,122)
Additions to deferred financing costs	(4,960)	(5,365)
Prepayment fees on extinguishment of debt	(227)	(557)
Proceeds from issuance of common stock	246	291
Proceeds from exercises of stock options	5,656	6,987
Income tax benefit from stock options	(4,139)	—
Purchase of common stock for retirement	(1,393)	—
Redemption of preferred stock	(100,000)	—
Contributions from minority partners	1,822	—
Distributions to minority interests	(86,721)	(84,187)
Dividends paid to holders of preferred stock	(20,690)	(22,927)
Dividends paid to common shareholders	(99,322)	(93,272)
Net cash provided by (used in) financing activities	185,093	(70,070)
NET CHANGE IN CASH AND CASH EQUIVALENTS	20,180	4,722
CASH AND CASH EQUIVALENTS, beginning of period	28,700	28,838
CASH AND CASH EQUIVALENTS, end of period	$48,880	$33,560
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$208,300	$189,512

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). At September 30, 2007 the Operating Partnership owned controlling interests in 72 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), four community centers and CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in seven regional malls, four associated centers and two community centers. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and, accordingly, accounts for these investments using the equity method. The Operating Partnership had five mall expansions, three associated/lifestyle centers, one mixed-use center, three community centers and an office building under construction at September 30, 2007. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2007, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 54.9% limited partner interest for a combined interest held by CBL of 56.5%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2007, CBL’s Predecessor owned a 15.0% limited partner interest, Jacobs owned a 19.7% limited partner interest and various third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 6.5 million shares of CBL’s common stock at September 30, 2007, for a total combined effective interest of 20.6% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the interim periods ended September 30, 2007, are not necessarily indicative of the results to be obtained for the full fiscal year. Certain prior year amounts have been reclassified for discontinued operations. See Note 11 for further discussion.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 – Joint Ventures

Equity Method Investments

At September 30, 2007, the Company had investments in the following 13 partnerships and joint ventures, which are accounted for using the equity method of accounting:

Joint Venture	Property Owned	Company's Interest
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
Imperial Valley Commons L.P.	Imperial Valley Commons	60.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	45.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
York Town Center, LP	York Town Center	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30
	2007	2006	2007	2006
Revenues	$24,248	$22,578	$12,260	$11,429
Depreciation and amortization expense	(6,800)	(6,684)	(3,425)	(3,377)
Interest expense	(8,364)	(8,880)	(4,178)	(4,485)
Other operating expenses	(7,535)	(7,332)	(3,866)	(3,741)
Gain on sales of real estate assets	490	1,470	295	795
Net income	$2,039	$1,152	$1,086	$621

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$71,417	$69,573	$36,067	$35,075
Depreciation and amortization expense	(20,832)	(19,807)	(10,550)	(10,020)
Interest expense	(25,027)	(25,987)	(12,576)	(13,154)
Other operating expenses	(22,360)	(20,456)	(11,391)	(10,396)
Gain on sales of real estate assets	2,281	4,283	1,218	2,302
Net income	$5,479	$7,606	$2,768	$3,807

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of September 30, 2007, Jinsheng owns controlling interests in four home decor shopping malls and two general retail shopping centers.

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

The Company accounts for its minority interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized to interest income over the term of the secured note using the effective interest method. The minority interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheet. The Company recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying consolidated balance sheet. There have been no significant changes to the fair values of the secured note and warrant.

Variable Interest Entities

In August 2007, the Company entered into a joint venture agreement with a third party to develop and operate Statesboro Crossing, an open-air shopping center in Statesboro, GA. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying financial statements as of September 30, 2007 on a consolidated basis, with the interests of the third party reflected as minority interest.

In May 2007, the Company entered into a joint venture agreement with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying financial statements as of September 30, 2007 on a consolidated basis, with the interests of the third parties reflected as minority interest.

In March 2007, the Company entered into an amended and restated joint venture agreement with a third party to develop and operate Settlers Ridge, an open-air shopping center in Robinson Township, PA. The Company holds a 60% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. The joint venture is presented in the accompanying financial statements on a consolidated basis, with the interests of the third party reflected as minority interest.

In October 2006, the Company entered into a loan agreement with a third party to loan the third party up to $7,300 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that, in certain circumstances, the Company may convert the loan to a 25% ownership interest in the third party. As of December 31, 2006, the Company determined that its loan to the third party was a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity as of December 31, 2006. During the first quarter of 2007, the Company reconsidered its status as the primary beneficiary of this variable interest entity and determined that it no longer was the primary beneficiary. Therefore, the Company ceased consolidating this variable interest entity and has recorded the loan as a mortgage note receivable. The loan bears interest at 9.0% and originally was to mature on October 31, 2007. The Company has received notice from the third party that it has exercised its option to extend the loan for an additional year.

Note 3 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at September 30, 2007 and December 31, 2006, respectively:

	September 30, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
Fixed-rate debt:
Non-recourse loans on operating properties	$4,049,524	5.93%	$3,517,710	5.99%
Variable-rate debt:
Recourse term loans on operating properties	75,221	6.75%	101,464	6.48%
Construction loans	34,589	6.78%	114,429	6.61%
Lines of credit	892,932	6.28%	830,932	6.19%
Total variable-rate debt	1,002,742	6.33%	1,046,825	6.26%
Total	$5,052,266	6.01%	$4,564,535	6.06%

(1) Weighted-average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

During the second quarter of 2007, the Company obtained two separate ten-year, non-recourse loans totaling $207,520 that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing. The proceeds were used to retire two variable rate loans totaling $143,258 and to reduce outstanding balances on the Company’s credit facilities.

During the first quarter of 2007, the Company obtained six separate ten-year, non-recourse loans totaling $417,040 that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92,050 of mortgage notes payable that were scheduled to mature during the next twelve months and to reduce outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51,825 and three fixed rate loans totaling $40,225. The Company recorded a loss on extinguishment of debt of $227 in the nine months ended September 30, 2007, related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Unsecured Line of Credit

The Company has one unsecured credit facility that is used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. The unsecured credit facility has total availability of $560,000 that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement. The credit facility matures in August 2008 and has three one-year extension options, which are at the Company’s election. At September 30, 2007, the outstanding borrowings of $283,232 under the unsecured credit facility had a weighted average interest rate of 6.53%. Additionally, the Company pays an annual fee equal to 0.1% of the amount of total availability under the unsecured credit facility.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90% and had a weighted average interest rate of 6.16% at September 30, 2007. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2007:

Total Available	Total Outstanding	Maturity Date
$525,000	$525,000	February 2009
100,000	47,500	June 2009
20,000	20,000	March 2010
17,200	17,200	April 2008
$662,200	$609,700

In September 2007, the Company amended the largest secured credit facility to increase the maximum availability from $476,000 to $525,000 and to substitute certain collateral under the facility.

Letters of Credit

At September 30, 2007, the Company had additional secured and unsecured lines of credit with a total commitment of $40,523 that are used only for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $31,231 at September 30, 2007.

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

Maturities

The weighted average remaining term of the Company’s consolidated debt was 4.9 years at September 30, 2007 and 4.8 years at December 31, 2006. The Company has six loans and two lines of credit with amounts outstanding totaling $597,734 that are scheduled to mature before September 30, 2008. The Company expects to retire or refinance these borrowings.

Note 4 – Shareholders’ Equity and Minority Interests

On August 2, 2007, the Company’s Board of Directors approved a $100,000 common stock repurchase plan effective for twelve months. Under the August 2007 plan, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Any stock repurchases are to be funded through the Company’s available cash and credit facilities. The Company is not obligated to repurchase any shares of stock under the plan and the Company may terminate the plan at any time. Repurchased shares are deemed retired and are, accordingly, cancelled and no longer considered issued. During the three and nine months ended September 30, 2007, the Company repurchased 148,500 shares at a cost of approximately $5,169. The cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

On June 28, 2007, the Company redeemed its 2,000,000 outstanding shares of 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100,000, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2,139. In connection with the redemption of the Series B Preferred Stock, the Company incurred a charge of $3,630 to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statement of operations for the nine months ended September 30, 2007.

During the nine months ended September 30, 2007, holders of 220,670 special common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to pay cash of $9,423 in exchange for the special common units. All of these units were redeemed during the first six months of 2007.

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

Three Months Ended September 30, 2007	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$230,812	$11,320	$3,272	$5,818	$251,222
Property operating expenses (1)	(84,377)	(2,795)	(1,021)	9,042	(79,151)
Interest expense	(59,002)	(2,336)	(1,665)	(9,786)	(72,789)
Other expense	—	—	—	(3,647)	(3,647)
Gain (loss) on sales of real estate assets	1,668	(1)	1,569	1,101	4,337
Segment profit and loss	$89,101	$6,188	$2,155	$2,528	99,972
Depreciation and amortization expense					(58,893)
General and administrative expense					(8,305)
Interest and other income					1,990
Equity in earnings of unconsolidated affiliates					1,086
Income tax provision					(2,609)
Minority interest in earnings					(15,409)
Income before discontinued operations					$17,832
Capital expenditures (2)	$66,508	$6,298	$39	$81,468	$154,313

Three Months Ended September 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$226,294	$9,696	$1,895	$7,159	$245,044
Property operating expenses (1)	(77,455)	(2,443)	(774)	5,894	(74,778)
Interest expense	(53,526)	(1,121)	(712)	(8,525)	(63,884)
Other expense	—	—	—	(5,127)	(5,127)
Gain (loss) on sales of real estate assets	2,229	(5)	(15)	1,692	3,901
Segment profit and loss	$97,542	$6,127	$394	$1,093	105,156
Depreciation and amortization expense					(62,142)
General and administrative expense					(9,402)
Loss on extinguishment of debt					(935)
Interest and other income					2,009
Equity in earnings of unconsolidated affiliates					621
Minority interest in earnings					(13,477)
Income before discontinued operations					$21,830
Capital expenditures (2)	$100,566	$14,015	$1,110	$36,305	$151,996

Nine Months Ended September 30, 2007	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$685,776	$31,933	$7,610	$21,568	$746,887
Property operating expenses (1)	(243,934)	(7,196)	(2,419)	22,657	(230,892)
Interest expense	(171,865)	(6,465)	(3,655)	(25,745)	(207,730)
Other expense	—	—	—	(12,088)	(12,088)
Gain (loss) on sales of real estate assets	1,496	(11)	1,558	7,522	10,565
Segment profit and loss	$271,473	$18,261	$3,094	$13,914	306,742
Depreciation and amortization expense					(176,067)
General and administrative expense					(29,072)
Loss on extinguishment of debt					(227)
Interest and other income					7,618
Equity in earnings of unconsolidated affiliates					2,768
Income tax provision					(4,360)
Minority interest in earnings					(42,304)
Income before discontinued operations					$65,098
Total assets	$5,880,107	$350,597	$175,467	$408,825	$6,814,996
Capital expenditures (2)	$210,193	$21,964	$9,794	$188,606	$430,557

Nine Months Ended September 30, 2006	Malls	Associated Centers	Community Centers	All Other	Total
Revenues	$669,811	$28,109	$5,772	$20,538	$724,230
Property operating expenses (1)	(226,835)	(6,718)	(2,033)	18,408	(217,178)
Interest expense	(161,435)	(3,425)	(2,117)	(24,497)	(191,474)
Other expense	—	—	—	(13,815)	(13,815)
Gain on sales of real estate assets	2,224	1,054	33	3,520	6,831
Segment profit and loss	$283,765	$19,020	$1,655	$4,154	308,594
Depreciation and amortization expense					(170,546)
General and administrative expense					(28,051)
Loss on impairment of real estate assets					(274)
Loss on extinguishment of debt					(935)
Interest and other income					5,687
Equity in earnings of unconsolidated affiliates					3,807
Minority interest in earnings					(50,593)
Income before discontinued operations					$67,689
Total assets	$5,805,546	$279,228	$54,670	$276,767	$6,416,211
Capital expenditures (2)	$198,165	$37,862	$1,632	$88,838	$326,497

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding	65,682	64,656	65,641	63,968
Effect of nonvested stock awards	(339)	(482)	(408)	(352)
Denominator – basic earnings per share	65,343	64,174	65,233	63,616
Dilutive effect of:
Stock options	431	1,136	516	1,245
Nonvested stock awards	60	138	112	165
Deemed shares related to deferred compensation arrangements	42	48	39	60
Denominator – diluted earnings per share	65,876	65,496	65,900	65,086

Note 7 – Comprehensive Income

Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. Comprehensive income includes other comprehensive income (loss) of $(2,254) and $458 in the three months ended September 30, 2007 and 2006, respectively, and $(4,726) and $619 in the nine months ended September 30, 2007 and 2006, respectively. Other comprehensive income (loss) for all periods presented represents unrealized gain (loss) on marketable securities that are classified as available for sale. Comprehensive income was $20,289 and $22,437 for the three months ended September 30, 2007 and 2006, respectively, and $65,548 and $79,423 for the nine months ended September 30, 2007 and 2006, respectively.

Note 8 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at September 30, 2007 on the loans was $15,616 of which the Company has guaranteed $4,216. The Company has recorded an obligation of $315 in the accompanying consolidated balance sheet as of September 30, 2007 to reflect the estimated fair value of the guaranty.

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2007 was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that will own property adjacent to York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $21,200 as of September 30, 2007. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2007, the total amount outstanding on these bonds was $23,997.

Note 9 – Share-Based Compensation

The share-based compensation cost that was charged against income was $1,278 and $1,470 for the three months ended September 30, 2007 and 2006, respectively, and $3,476 and $5,235 for the nine months ended September 30, 2007 and 2006, respectively. Compensation cost capitalized as part of real estate assets was $206 and $248 for the three months ended September 30, 2007 and 2006, respectively, and $597 and $461 for the nine months ended September 30, 2007 and 2006, respectively.

The Company’s stock option activity for the nine months ended September 30, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,502,720	$14.40
Exercised	(423,545)	13.35
Cancelled	(1,000)	18.27
Expired	(1,000)	12.81
Outstanding at September 30, 2007	1,077,175	14.81
Vested or expected to vest at September 30, 2007	1,077,175	14.81
Options exercisable at September 30, 2007	1,077,175	14.81

A summary of the status of the Company’s stock awards as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2007	457,344	$34.35
Granted	48,722	40.61
Vested	(170,654)	34.57
Forfeited	(8,544)	35.95
Nonvested at September 30, 2007	326,868	35.33

As of September 30, 2007, there was $9,103 of total unrecognized compensation cost related to nonvested stock options and stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.0 years.

Note 10 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
Additions to real estate assets accrued but not yet paid	$28,149	$40,637
Conversion of minority interest into common stock	—	16,486
Reclassification of developments in progress to mortgage notes receivable	6,528	—
Note receivable received on sale of land	8,735	1,110
Minority interest issued in acquisition of real estate assets	330	—
Payable for repurchase of Company's common stock	3,775	—

Note 11 – Discontinued Operations

During August 2007, the Company sold Twin Peaks Mall in Longmont, CO to a third party buyer for an aggregate sales price of $33,600 and recognized a gain on the sale of $3,971. The net proceeds received from the sale are being held in escrow for intended use in a like-kind exchange. The results of operations of the property and the related gain on the sale are included in discontinued operations for all periods presented in the accompanying consolidated financial statements.

During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274.

Total revenues for the properties included in discontinued operations in the accompanying consolidated statements of operations were $1,303 and $4,304 for the three and nine month periods ended September 30, 2007, respectively, and $1,449 and $9,469 for the three and nine month periods ended September 30, 2006, respectively.

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

The Company recorded an income tax provision of $2,609 and $4,360 for the three and nine months ended September 30, 2007, respectively. The provision consists of current tax expense of $3,240 and a deferred tax benefit of $631, respectively, for the three months ended September 30, 2007, and a current and deferred tax provision of $4,135 and $225, respectively, for the nine months ended September 30, 2007. There was no income tax provision recorded in the three and nine months ended September 30, 2006.

The Company had a net deferred tax asset of $4,070 at September 30, 2007 and $4,291 at December 31, 2006. The net deferred tax asset at September 30, 2007 and December 31, 2006 primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations. In addition, any interest incurred on tax assessments are reported as interest expense. The Company reported nominal interest and penalty amounts for the three months ended September 30, 2007 and 2006, respectively, and the nine months ended September 30, 2007 and 2006, respectively.

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

Note 14 – Subsequent Events

The Company closed on two separate transactions with the Westfield Group (“Westfield”) on October 16, 2007, involving four malls located in the St. Louis, MO area. In the first transaction, Westfield contributed three malls to a Company-controlled joint venture (the “JV”), and the Company contributed six malls and three associated centers. In the second transaction, the Company directly acquired the fourth mall, Chesterfield Mall, from Westfield. The total value of the three malls contributed to the JV by Westfield plus the mall that was directly acquired by the Company is approximately $1,031,765. The Company, either independently or through the JV, assumed total debt of approximately $458,182 with a weighted average fixed interest rate of 5.73% secured by the four Westfield malls and paid approximately $161,791 in cash, excluding closing costs. In addition, Westfield received approximately $404,112 of perpetual preferred joint venture units (“PJV units”) of the JV.

The PJV units of the JV pay an annual preferred distribution at a rate of 5.0%. The Company will have the right, but not the obligation, to purchase the PJV units following the fifth anniversary of the closing at liquidation value, plus accrued and unpaid distributions. The Company is responsible for management and leasing of the JV’s properties and owns all of the common units of the JV, entitling it to receive 100% of the JV’s cash flow after operating expenses, debt service payments and PJV unit distributions.

In 2003, the Company formed Galileo America, a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. In 2005, the Company transferred all of its ownership interest in the joint venture to Galileo America. In conjunction with this transfer, the Company sold its management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”). New Plan retained the Company to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on August 10, 2008 and agreed to pay the Company a management fee of $1,000 per year. In October 2007, the Company received notification that New Plan had determined to exercise its right to terminate the management agreement by paying the Company a termination fee of $7,000, payable on August 10, 2008. The Company will recognize the $7,000 as income, which will be offset by related income tax expense of approximately $2,660, in the fourth quarter of 2007.

In November 2007, the Company announced that it has agreed to form a joint venture with Tenco Realty (“Tenco”), a retail owner, operator and developer based in Belo Horizonte, Brazil, to develop, redevelop and acquire shopping center properties in Brazil. The Company will initially invest a total of approximately $15,332 to acquire a 60% interest in a new retail development in Macaé, Brazil. The 220,000-square-foot project, Plaza Macaé, is currently under construction with a grand opening scheduled for summer 2008. Tenco will develop and manage the center. Cash flows will be distributed on a pari passu basis between the partners. In addition, CBL will have the opportunity to purchase a minimum 51% interest in any future Tenco Realty developments.

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

As of September 30, 2007, we owned controlling interests in 72 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), four community centers and our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of September 30, 2007, we owned non-controlling interests in seven regional malls, four associated centers and two community centers. Because one or more of the other partners have substantive participating rights we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had five mall expansions, three associated/lifestyle centers, one mixed-use center, three community centers and an office building under construction at September 30, 2007. We also hold options to acquire certain development properties owned by third parties.

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

RESULTS OF OPERATIONS

The following significant transactions impact the comparison of the results of operations for the three months and nine months ended September 30, 2007 to the results of operations for the comparable periods ended September 30, 2006:

•

We have opened two associated centers and five community centers since January 1, 2006 (collectively referred to as the “New Properties”). We do not consider a property to be one of the Comparable Properties (defined below) until the property has been owned or open for one complete calendar year. The New Properties are as follows:

Property	Location	Date Opened
The Plaza at Fayette Mall	Lexington, KY	October 2006
High Pointe Commons (50/50 joint venture)	Harrisburg, PA	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
The Shops at Pineda Ridge	Melbourne, FL	November 2006
The Shoppes at St. Clair Square	Fairview Heights, IL	March 2007
Alamance Crossing East	Burlington, NC	August 2007
York Town Center (50/50 joint venture)	York, PA	September 2007

•	Properties that were in operation as of January 1, 2006 and September 30, 2007 are referred to as the “Comparable Properties.”

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Revenues

The $6.2 million increase in revenues resulted from an increase of $5.2 million attributable to the revenues from the Comparable Properties, an increase of $2.6 million in revenues from the New Properties, an increase in management, development and leasing fees of $0.2 million and a decrease in other revenues of $1.8 million related to the Company’s subsidiary that provides security and maintenance services to third parties.

The increase in revenues of the Comparable Properties is attributable to increases in rental income and tenant reimbursements for real estate taxes and common area maintenance. The increase was offset by a reduction of $4.8 million in lease termination fee income as compared to the prior year quarter. Additionally, as a result of revisions that were made in the prior year quarter to the depreciable lives of certain acquired assets, revenues for the three months ended September 30, 2007 related to the amortization of above and below market leases was $1.7 million less than the corresponding amount for the prior year quarter.

Our cost recovery ratio increased to 105.0% compared to 102.4% for the prior year period. As we continue to convert more tenants to fixed common area maintenance arrangements, fluctuations in tenant reimbursements will not correlate as closely with fluctuations in the corresponding expenses as they do with pro rata common area maintenance charges. As a result, there may be more variability in our cost recovery ratio from period to period.

Although we experienced an increase in rental income and tenant reimbursements as compared to the prior year quarter, the amount of the increase was less than we had anticipated for both the Comparable Properties and the New Properties. This was due to tenants not opening at several expansions of Comparable Properties and at New Properties as early as we had expected during the three months ended September 30, 2007. Additionally, at Alamance Crossing East, which is one of the New Properties, certain tenants are not yet paying full rent as the co-tenancy requirements of their leases will not be met until early 2008.

Expenses

The $4.4 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from increases of $3.7 million from the Comparable Properties and $0.7 million attributable to the New Properties. The increase in property operating expenses is primarily attributable to increases in real estate taxes as a result of prior year tax settlements and increased assessments on certain properties.

The $3.2 million decrease in depreciation and amortization expense resulted from a decrease of $4.4 million from the Comparable Properties, partially offset by an increase of $1.2 million from the New Properties. The decrease in depreciation and amortization of the Comparable Properties is due to revisions in the prior year quarter to the depreciable lives of certain acquired assets which resulted in an increase in depreciation and amortization expense in the prior year quarter.

General and administrative expenses decreased $1.1 million due to a $0.7 million increase in capitalized overhead and a decrease in current federal tax expense of $0.4 million.

Other Income and Expenses

Interest and other income was $2.0 million for each of the three months ended September 30, 2007 and 2006.

Interest expense increased by $8.9 million due to additional debt associated with the New Properties, the refinancing of certain existing properties with increased principal amounts and borrowings used to redeem our Series B preferred stock on June 28, 2007. In addition, we experienced an increase in the weighted average interest rate of our variable-rate debt as compared to the prior year quarter.

We recorded a loss on extinguishment of debt of $0.9 million during the three months ended September 30, 2006, as a result of retiring two loans prior to their scheduled maturity dates. The loss on extinguishment consisted of prepayment fees of $0.6 million and the write-off of unamortized deferred financing costs of $0.3 million. There was no loss on extinguishment of debt for the three months ended September 30, 2007.

Gain on Sales

Gain on sales of real estate assets of $4.4 million in the three months ended September 30, 2007 relates to the sale of four parcels of land. Gain on sales of real estate assets of $3.9 million in the three months ended September 30, 2006 relates to the sale of three parcels of land.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates increased $0.5 million during the three months ended September 30, 3007 as compared to the prior year quarter primarily due to improved operating performance of certain unconsolidated joint venture properties.

Income Tax Provision

The income tax provision of $2.6 million for the three months ended September 30, 2007 relates to the earnings of our taxable REIT subsidiary and consists of a provision for current income taxes of $3.3 million, which is partially offset by a deferred income tax benefit of $0.7 million. There was no income tax provision for the three months ended September 30, 2006.

Discontinued Operations

We recognized gain and income from discontinued operations of $4.7 million for the three months ended September 30, 2007, compared to $0.1 million of gain and income from discontinued operations for the three months ended September 30, 2006. Discontinued operations in the three months ended September 30, 2007 and 2006 reflects the results of operations of Twin Peaks Mall in Longmont, CO, which was sold during the third quarter of 2007, plus the true up of estimated expenses to actual amounts for properties sold during previous periods.

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenues

The $22.7 million increase in revenues resulted from an increase of $16.1 million attributable to the revenues from the Comparable Properties, an increase of $6.5 million in revenues from the New Properties, and an increase in management, development and leasing fees of $2.6 million. Partially offsetting these increases was a decrease in other income of $2.5 million related to the Company’s subsidiary that provides security and maintenance services to third parties.

The increase in revenues of the Comparable Properties is primarily attributable to increases in rental income and tenant reimbursements for real estate taxes and common area maintenance. The increase was offset by a reduction of $7.1 million in lease termination fee income as compared to the prior year quarter. Additionally, as a result of revisions that were made in the prior year quarter to the depreciable lives of certain acquired assets, revenues for the nine months ended September 30, 2007 related to the amortization of above and below-market leases was $1.7 million less than the corresponding amount for the prior year period.

Our cost recovery ratio declined to 102.1% compared to 104.3% for the prior year period. As we continue to convert more and more tenants to fixed common area maintenance arrangements, fluctuations in tenant reimbursements will not correlate as closely with fluctuations in the corresponding expenses as they do with pro rata common area maintenance charges. As a result, there may be more variability in our cost recovery ratio from period to period. In addition, the year-to-date decline is partially due to higher than expected snow removal costs incurred by the Company in the first quarter of 2007 and increases in bad debt expense.

Although we experienced an increase in rental income and tenant reimbursements as compared to the prior year period, the amount of the increase was less than we had anticipated for both the Comparable Properties and the New Properties. This was due to tenants not opening at several expansions of Comparable Properties and at New Properties as early as we had expected. Additionally, at Alamance Crossing East, which is one of the New Properties, certain tenants are not yet paying full rent as the co-tenancy requirements of their leases will not be met until early 2008.

Expenses

The $13.7 million increase in property operating expenses, including real estate taxes and maintenance and repairs, resulted from increases of $12.3 million from the Comparable Properties and $1.4 million attributable to the New Properties. The increase in property operating expenses includes a $2.3 million increase in bad debt expense that resulted from bad debt expense of $1.3 million in the nine months ended September 30, 2007 compared to a net recovery of $1.0 million in the nine months ended September 30, 2006. We also incurred increased real estate taxes of $5.5 million as a result of prior year tax settlements and increased assessments on certain properties and increased snow removal costs of $1.3 million during the nine months ended September 30, 2007 as compared to the prior year period.

The $5.5 million increase in depreciation and amortization expense resulted from increases of $3.1 million from the Comparable Properties and $2.4 million from the New Properties. The increase in depreciation and amortization of the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

General and administrative expenses increased $1.0 million due to annual increases in salaries and benefits of existing personnel and the addition of new personnel to support our growth.

Other Income and Expenses

Interest and other income for the nine months ended September 30, 2007 increased primarily due to a fee of $1.0 million related to the grant of an access and utilities easement at one of our properties.

Interest expense increased by $16.3 million due to the additional debt associated with the New Properties, the refinancing of certain existing properties with increased principal amounts and borrowings used to redeem our Series B preferred stock on June 28, 2007. In addition, the weighted average interest rate of our variable-rate debt increased to 6.33% as of September 30, 2007 compared to 6.25% as of September 30, 2006.

During the nine months ended September 30, 2007, we recorded a loss on extinguishment of debt of $0.2 million as a result of prepayment fees related to a loan that we retired prior to its scheduled maturity date. We recorded a loss on extinguishment of debt of $0.9 million during the nine months ended September 30, 2006, as a result of retiring two loans prior to their scheduled maturity dates. The loss on extinguishment consisted of prepayment fees of $0.6 million and the write-off of unamortized deferred financing costs of $0.3 million.

Gain on Sales

Gain on sales of real estate assets of $10.6 million in the nine months ended September 30, 2007 relates to the sale of ten parcels of land, while the gain of $6.8 million in the nine months ended September 30, 2006 relates to the sale of six outparcels.

Equity in Earnings of Unconsolidated Affiliates

Equity in earnings of unconsolidated affiliates decreased $1.0 million to $2.8 million for the three months ended September 30, 2007 as compared to $3.8 million for the prior year period. The decrease is primarily due to a lower level of outparcel sales at certain unconsolidated affiliates as compared to the prior year period.

Income Tax Provision

The income tax provision of $4.4 million for the nine months ended September 30, 2007, relates to the earnings of our taxable REIT subsidiary and consists of provisions for current and deferred income taxes of $4.2 million and $0.2 million, respectively. We have cumulative stock-based compensation deductions that may be used to offset the current income tax payable of $4.2 million; therefore, we reduced the payable for current period income taxes to zero by recognizing a portion of the benefit of the cumulative stock-based compensation deductions. There was no income tax provision for the nine months ended September 30, 2006.

Discontinued Operations

We recognized gain and income from discontinued operations of $5.2 million for the nine months ended September 30, 2007, which represents a decline of $5.9 million from the $11.1 million of gain and income from discontinued operations that we recognized during the nine months ended September 30, 2006. Discontinued operations in the nine months ended September 30, 2007 and 2006 reflects the results of operations of Twin Peaks Mall which was sold in the third quarter of 2007, plus the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations in the nine months ended September 30, 2006 also reflects the results of operations and gain on disposal of five community centers that were sold in May 2006.

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

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2007	2006
Malls	91.8%	92.5%
Associated centers	4.3%	3.9%
Community centers	1.0%	0.8%
Mortgages, office building and other	2.9%	2.8%

Sales and Occupancy Costs

Same store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) increased 1.2% for the nine months ended September 30, 2007 compared to the prior year period. For the trailing twelve months ended September 30, 2007, same store sales increased 1.5% to $345 per square foot compared with $340 per square foot for the prior year period.

Occupancy costs as a percentage of sales for the stabilized malls were 13.7% for the nine months ended September 30, 2007 compared to 13.4% for the nine months ended September 30, 2006.

Occupancy

The occupancy of the portfolio was as follows:

	At September 30,
	2007	2006
Total portfolio	92.4%	92.6%
Total mall portfolio	92.8%	92.3%
Stabilized malls	93.2%	92.4%
Non-stabilized malls	85.8%	90.7%
Associated centers	92.0%	94.9%
Community centers	85.5%	88.3%

Timing delays at some of the New Properties have impacted occupancy for the non-stabilized malls and the community centers, which has affected total occupancy. At High Pointe Commons, the anchors have opened but many of the stores are still in the process of taking occupancy. At Gulf Coast Town Center, several stores have encountered delays in receiving building permits due to the lengthy process time involved in that geographic area. Occupancy for these two properties was approximately 80.4% and 74.0%, respectively, as of September 30, 2007. Alamance Crossing opened in August 2007 with occupancy of 69.4% at September 30, 2007; however, it is 95% leased and committed. Although York Town Center is over 98% leased and committed, it opened in September 2007 with occupancy of 67.9%. In addition, the lifestyle center developments generally open in staggered phases, reflecting initial lower occupancy rates, as compared to mall properties in which a greater number of tenants are typically open as of a mall’s grand opening date.

Leasing

During the second quarter of 2007, the Company revised its lease reporting focus to small shop spaces less than 10,000 square feet in comparison to the previous reporting on spaces less than 20,000 square feet. This change allows for greater consistency and comparability with the data reported by our peers in the retail real estate industry.

Average annual base rents per square foot for small shop spaces less than 10,000 square feet were as follows for each property type:

	At September 30,
	2007	2006
Stabilized malls	$27.99	$27.53
Non-stabilized malls	26.88	27.75
Associated centers	11.74	10.78
Community centers	14.47	16.68
Office	19.53	19.47

The following table presents the results we achieved in new and renewal leasing during the three and nine months ended September 30, 2007 for same small shop spaces less than 10,000 square feet:

	Square Feet	Prior Gross Rent Per Square Foot (1)	New Initial Gross Rent Per Square Foot (2)	% Change Initial	New Average Gross Rent Per Square Foot (3)	% Change Average
Quarter:
All Property Types	557,025	$35.76	$37.35	4.4%	$38.34	7.2%
Stabilized malls	513,303	37.28	38.90	4.3%	39.91	7.1%
New leases	214,293	40.08	43.07	7.5%	44.42	10.8%
Renewal leases	299,010	35.27	35.92	1.8%	36.68	4.0%

Year to Date:
All Property Types	2,092,954	$34.09	$36.56	7.2%	$37.32	9.5%
Stabilized malls	1,947,202	35.30	37.93	7.5%	38.68	9.6%
New leases	736,242	37.36	44.22	18.4%	45.51	21.8%
Renewal leases	1,210,960	34.05	34.10	0.1%	34.54	1.4%

(1)	Represents the gross rent that was in place at the end of the lease term.
(2)	Represents the gross rent in place at beginning of the lease term.
(3)	Average gross rent over the term of the new lease. Does not incorporate future annual increases for common area maintenance expense reimbursements.

During the third quarter of 2007, on an overall leasing basis, we signed leases totaling approximately 1.2 million square feet, including approximately 0.6 million square feet of development leasing and 0.6 million square feet of leases in our operating portfolio. The 0.6 million square feet was comprised of 0.3 million square feet of new leases and 0.3 million square feet of renewal leases. This compares with a total of 1.0 million square feet of leases signed in the third quarter of 2006, including 0.3 million square feet of development leasing and 0.7 million square feet completed in the operating portfolio. Of the 0.7 million square feet in the operating portfolio, 0.3 million square feet were new leases and 0.4 million square feet were renewals.

LIQUIDITY AND CAPITAL RESOURCES

There was $48.9 million of cash and cash equivalents and $33.2 million cash held in escrow as of September 30, 2007, an aggregate increase of $53.4 million compared to cash and cash equivalents of $28.7 million at December 31, 2006. The cash held in escrow as of September 30, 2007, represents the proceeds from the sale of Twin Peaks Mall in August 2007 and is intended for use in a like-kind exchange. There was no cash held in escrow as of December 31, 2006. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash Flows

Cash provided by operating activities during the nine months ended September 30, 2007, increased by $41.2 million to $309.8 million from $268.6 million during the nine months ended September 30, 2006. This increase is primarily due to the timing of amounts that were retained in accounts payable at September 30, 2007, in addition to the timing of cash receipts from collections of tenant and other receivables prior to the end of the third quarter.

Debt

During the nine months ended September 30, 2007, we borrowed $825.3 million under mortgage and other notes payable and paid $331.8 million to reduce outstanding borrowings under our lines of credit and repay certain mortgage notes payable. We paid $5.0 million of costs directly related to borrowings and our credit facilities, as well as $0.2 million in prepayment fees related to the retirement of a loan before its scheduled maturity date.

The following tables summarize debt based on our pro rata ownership share (including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of shopping center properties) because we believe this provides investors a clearer understanding of our total debt obligations (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
September 30, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,049,524	$(119,797)	$219,032	$4,148,759	5.92%
Variable-rate debt:
Recourse term loans on operating properties	75,221	(288)	42,074	117,007	6.58%
Construction loans	34,589	—	—	34,589	6.78%
Lines of credit	892,932	—	—	892,932	6.28%
Total variable-rate debt	1,002,742	(288)	42,074	1,044,528	6.33%
Total	$5,052,266	$(120,085)	$261,106	$5,193,287	6.00%

December 31, 2006:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,517,710	$(56,612)	$218,203	$3,679,301	5.97%
Variable-rate debt:
Recourse term loans on operating properties	101,464	—	27,816	129,280	6.46%
Construction loans	114,429	—	—	114,429	6.61%
Lines of credit	830,932	—	—	830,932	6.19%
Total variable-rate debt	1,046,825	—	27,816	1,074,641	6.27%
Total	$4,564,535	$(56,612)	$246,019	$4,753,942	6.03%

(1) Weighted average interest rate including the effect of debt premiums, but excluding amortization of deferred financing costs.

We have four secured credit facilities with total availability of $662.2 million, of which $609.7 million was outstanding as of September 30, 2007. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90%. Borrowings under the secured lines of credit had a weighted average interest rate of 6.16% at September 30, 2007.

In September 2007, we amended the largest secured credit facility to increase the maximum availability from $476.0 million to $525.0 million and to substitute certain collateral under the facility. We also pay a fee based on the amount of unused availability under this secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability.

We have an unsecured credit facility with total availability of $560.0 million, of which $283.2 million was outstanding as of September 30, 2007. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage. The credit facility matures in August 2008 and has three one-year extension options, which are at our election. At September 30, 2007, the outstanding borrowings under the unsecured credit facility had a weighted average interest rate of 6.53%. Additionally, the Company pays an annual fee equal to 0.1% of the amount of total availability under the unsecured credit facility.

We also have secured and unsecured lines of credit with total availability of $40.5 million that are used only to issue letters of credit. There was $31.2 million outstanding under these lines at September 30, 2007.

During the second quarter of 2007, we obtained two separate ten-year, non-recourse loans totaling $207.5 million that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing. The proceeds were used to retire two variable rate loans totaling $143.3 million and to reduce outstanding balances on the Company’s credit facilities.

During the first quarter of 2007, we obtained six separate ten-year, non-recourse loans totaling $417.0 million that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92.1 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on our credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51.8 million and three fixed rate loans totaling $40.3 million. The Company recorded a loss on extinguishment of debt of $0.2 million related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

The refinancings described in the preceding paragraph enabled us to significantly reduce our exposure to variable-rate debt. As of September 30, 2007, our share of consolidated and unconsolidated variable-rate debt represented 20.1% of our total share of debt, which was down from 22.6% as of December 31, 2006. As of September 30, 2007, our share of consolidated and unconsolidated variable-rate debt represented 10.9% of our total market capitalization (see Equity below) as compared to 10.6% as of December 31, 2006.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at September 30, 2007.

We expect to refinance the majority of mortgage and other notes payable maturing over the next five years with replacement loans. Based on our pro rata share of total debt, there are seven loans and two lines of credit totaling $624.3 million that are scheduled to mature before September 30, 2008. We expect to retire or refinance these loans.

Equity

On August 2, 2007, the Company’s Board of Directors approved a $100 million common stock repurchase plan effective for twelve months. Under the August 2007 plan, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Any stock repurchases are to be funded through the Company’s available cash and credit facilities. The Company is not obligated to repurchase any shares of stock under the plan and the Company may terminate the plan at any time. Repurchased shares are deemed retired and are, accordingly, cancelled and no longer considered issued. During the three months ended September 30, 2007, the Company repurchased 148,500 shares at a cost of approximately $5,169. The cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

On June 28, 2007, we redeemed the 2,000,000 outstanding shares of our 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100.0 million, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2.1 million. In connection with the redemption of the Series B Preferred Stock, we recorded a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the

Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statements of operations for the nine month period ended September 30, 2007.

During the nine months ended September 30, 2007, we received $5.9 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan. In addition, we paid dividends of $120.0 million to holders of our common stock and our preferred stock, as well as $86.7 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

During the nine months ended September 30, 2007, holders of 220,670 special common units of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to pay cash of $9,423 in exchange for the special common units. All of these units were redeemed during the first six months of 2007.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at September 30, 2007 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,348	$35.05	$4,077,997
7.75% Series C cumulative redeemable preferred stock	460	250.00	115,000
7.375% Series D cumulative redeemable preferred stock	700	250.00	175,000
Total market equity			4,367,997
Company’s share of total debt			5,193,287
Total market capitalization			$9,561,284
Debt-to-total-market capitalization ratio			54.3%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on September 28, 2007. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

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

The following tables summarize our development projects as of September 30, 2007 (dollars in thousands):

Properties Opened Year-to-date

Property	Location	Total Project Square Feet		CBL’s Share of		Date Opened	Initial Yield (d)
				Total Cost	Cost To Date
Mall Expansion:
Brookfield Square - Mitchell’s Fish Market	Brookfield, WI	7,500		$3,044	$2,964	April 2007	8.4%
Southpark Mall - Regal Cinema	Colonial Heights, VA	68,242		11,322	11,322	July 2007	11.0%
The District at Valley View - shops	Roanoke, VA	61,200		18,026	16,576	July 2007	7.6%
Brookfield Square - Fresh Market	Brookfield, WI	22,400		4,960	4,960	August 2007	7.6%
Harford Mall - lifestyle expansion	Bel Air, MD	39,222	(b)	9,736	7,119	September 2007	6.1%

Community/Open-Air Centers:
Alamance Crossing East	Burlington, NC	655,630		79,950	79,939	August 2007	8.4%
York Town Center (c)	York, PA	274,495		21,085	16,518	September 2007	9.8%

Open-Air Center Expansion:
Gulf Coast Town Center -Phase II-shops/Costco (a)	Ft. Myers, FL	595,990		83,286	83,286	Spring 2007	9.2%

Associated Center:
The Shoppes at St. Clair Square	Fairview Heights, IL	84,080		27,487	31,746	March 2007	7.0%

Associated Center Renovation:
Madison Plaza	Huntsville, AL	153,085		1,320	1,320	June 2007	N/A

Redevelopments:
Mall del Norte - Theater	Laredo, TX	82,500		14,403	10,299	Spring 2007	7.4%
Westgate Mall - Former Proffits	Spartanburg, SC	153,000		N/A	N/A	August 2007	N/A
		2,177,184		$274,619	$237,477

Announced Property Renovations and Redevelopments

Property	Location	Total Project Square Feet	CBL’s Share of		Date Opened	Initial Yield (d)
			Total Cost	Cost To Date
Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	$18,100	$2,751	Fall 2007	N/A
Georgia Square	Athens, GA	674,738	16,900	5,146	Spring 2008	N/A
Mall del Norte	Laredo, TX	1,207,687	20,400	18,810	Fall 2007	N/A
Honey Creek Mall	Terre Haute, IN	678,763	5,600	4,319	Fall 2007	N/A

Redevelopments:
Parkdale Mall - Former Dillards (Phase I)	Beaumont, TX	50,720	14,720	8,062	Fall 2007	4.1%
Northpark Mall - Former Wards	Joplin, MO	90,688	9,750	7,327	October 2007	7.8%
Columbia Place - Former JCPenney	Columbia, SC	124,819	12,831	11,512	Fall 2007	7.0%
		3,960,399	$98,301	$57,927

Properties Under Development at September 30, 2007

Property	Location	Total Project Square Feet	CBL’s Share of		Date Opened	Initial Yield (d)
			Total Cost	Cost To Date
Mall Expansions:
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	$3,430	$282	Fall 2008	11.9%
The District at CherryVale	Rockford, IL	84,541	21,099	14,162	Fall 2007	7.4%
Coastal Grand - Old Navy	Myrtle Beach, SC	23,269	1,813	736	October 2007	7.9%
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	N/A	N/A	Spring 2008	N/A
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	1,449	794	Spring 2008	8.7%
Cary Towne Center - Mimi's Café	Cary, NC	6,674	2,243	893	Spring 2008	15.0%
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	4,188	849	Spring 2008	11.0%

Associated/Lifestyle Centers:
Milford Marketplace	Milford, CT	105,638	25,729	15,372	October 2007	8.3%
Imperial Valley Commons (Phase I) (e)	El Centro, CA	610,966	11,471	15,434	Fall 2008/	8.1%
					Summer 2009
Brookfield Square - Corner Development	Brookfield, WI	19,745	8,372	1,229	Fall 2008	8.0%

Office:
CBL Center II	Chattanooga, TN	74,598	17,120	7,564	January 2008	8.6%

Mixed-Use Center:
Pearland Town Center (Retail Portion)	Pearland, TX	694,417	160,248	70,802	Fall 2008	7.4%
Pearland Town Center (Hotel Portion)	Pearland, TX	72,500	17,886	476	Fall 2008	8.3%
Pearland Town Center (Residential Portion)	Pearland, TX	68,110	11,312	431	Fall 2008	8.4%
Pearland Town Center (Office Portion)	Pearland, TX	51,560	9,385	302	Fall 2008	8.7%

Community/Open-Air Centers:
Alamance Crossing - Theater/Shops	Burlington, NC	82,997	18,882	29	Spring 2008	8.4%
Summit Fair	Lee's Summit, MO	512,551	22,000	22,000	Fall 2008/	9.6%
					Summer 2009
Cobblestone Village at Palm Coast	Palm Coast, FL	277,770	10,520	15,306	October 2007	7.7%
Settlers Ridge (e)	Robinson Township, PA	515,444	119,146	26,689	Summer 2009	8.6%
		3,343,325	$466,293	$193,350

(a) Amounts shown are 100% of total cost and cost to date for all of Phase II due to the fact that we fund all costs.

(b) Total square footage includes redevelopment and expansion of 2,641 square feet.

(c) 50/50 joint venture.

(d) Initial yields include reductions for management and development fees.

(e) 60/40 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date.

As of September 30, 2007, there were construction loans in place for the development costs of Alamance Crossing, Milford Marketplace York Town Center, Pearland Town Center and CBL Center II. The remaining development costs will be funded with operating cash flows, credit facilities or construction loans that we plan to obtain in the near term.

We have entered into a number of option agreements for the development of future regional malls, open-air centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments.

Dispositions

We received $52.9 million in net proceeds from the sales of ten parcels of land during the nine months ended September 30, 2007.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures and excluding minority investors’ share of capital expenditures, we spent $45.4 million during the nine months ended September 30, 2007 for tenant allowances, which will generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $20.4 million for the nine months ended September 30, 2007 and included $12.8 million for roof repairs and replacements, $2.2 million parking lots and parking lot lighting and $5.4 million for other capital expenditures. Renovation expenditures were $32.1 million for the nine months ended September 30, 2007.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value will be charged to operations. We did recognize an impairment of $0.3 million during the nine months ended September 30, 2006. No impairments have been incurred during the current year as of September 30, 2007.

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

We believe that FFO provides an additional indicator of the operating performance of our Properties without giving effect to real estate depreciation and amortization, which assumes the value of real estate assets declines predictably over time. Since values of well-maintained real estate assets have historically increased or decreased based on prevailing market conditions, we believe that FFO enhances investors’ understanding of our operating performance. The use of FFO as an indicator of financial performance is influenced not only by the operations of our Properties and interest rates, but also by our capital structure.

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

FFO allocable to common shareholders decreased 2.3% for the three months ended September 30, 2007 to $49.7 million from $50.9 million for the same period in 2006. FFO allocable to common shareholders decreased 2.3% for the nine months ended September 30, 2007 to $149.1 million compared to $152.6 million for the same period in 2006.

FFO of our operating partnership decreased 3.7% for the three months ended September 30, 2007 to $88.3 million from $91.6 million for the same period in 2006. FFO of our operating partnership decreased 4.3% for the nine months ended September 30, 2007 to $265.0 million compared to $276.8 million for the same period in 2006.

The decline in FFO for both the three and nine months ended September 30, 2007 was primarily the result of a decrease in lease termination fees, the non-cash income tax provision and a decrease in the amortization of above and below-market leases. The write-off of the direct issuance costs during the nine month period ended September 30, 2007, related to the redemption of our Series B preferred stock also impacted FFO. No comparable charges were incurred in the prior year periods.

The reconciliation of net income available to common shareholders to FFO allocable to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income available to common shareholders	$17,088	$14,337	$45,954	$55,878
Minority interest in earnings of operating partnership	13,288	12,075	35,886	47,930
Depreciation and amortization expense of:
Consolidated properties	58,893	62,142	176,067	170,546
Unconsolidated affiliates	3,425	3,377	10,550	10,020
Discontinued operations	—	462	859	1,810
Non-real estate assets	(228)	(218)	(690)	(623)
Minority investors' share of depreciation and amortization	(300)	(568)	190	(1,675)
(Gain) loss on:
Sales of operating real estate assets	—	49	—	87
Discontinued operations	(3,957)	(2)	(3,902)	(7,217)
Funds from operations of the operating partnership	88,209	91,654	264,914	276,756
Percentage allocable to Company shareholders (1)	56.34%	55.55%	56.28%	55.14%
Funds from operations allocable to Company shareholders	$49,697	$50,914	$149,094	$152,603

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

Based on our proportionate share of consolidated and unconsolidated variable rate debt at September 30, 2007, a 0.5% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual cash flows by approximately $5.2 million and, after the effect of capitalized interest, annual earnings by approximately $4.6 million.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2007, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $94.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $97.2 million.

We did not have any derivative financial instruments during the nine months ended September 30, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None

ITEM 1A.	Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, by providing information that is current as of September 30, 2007:

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

Persons or entities that arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous or toxic substances at the disposal or treatment facility, whether or not that facility is owned or operated by the person or entity arranging for the disposal or treatment of hazardous or toxic substances. Laws exist that impose liability for release of asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real property for personal injury associated with exposure to asbestos-

containing materials. In connection with our ownership, operation, management, development and redevelopment of our Properties, or any other Properties we acquire in the future, we may be potentially liable under these laws and may incur costs in responding to these liabilities, which could have an adverse effect on our results of operations, cash flow and the funds available to us to pay dividends.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 50.4% of our total revenues from all Properties for the nine months ended September 30, 2007 and currently include 42 malls, 19 associated centers, two community centers and our corporate office building. Our Properties located in the midwestern United States accounted for approximately 29.2% of our total revenues from all Properties for the nine months ended September 30, 2007 and currently include 22 malls, 4 associated centers and one community center. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Certain of our Properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in the best interests of the Company and our stockholders.

We own partial interests in eleven malls, eight associated centers and one office building. We manage all of these properties except for Governor’s Square, Governor’s Plaza and Kentucky Oaks. A property manager affiliated with the managing general partner performs the property management and leasing services for these Properties and receives a fee for its services. The managing partner of each of these three Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

Our Properties located in the Nashville, TN, Pittsburgh, PA, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN  metropolitan areas accounted for 5.3%, 4.5%, 3.7%, 3.1% and 3.0% of our revenues for the nine months ended September 30, 2007, respectively. No other market accounted for 3.0% or more of our revenues for the nine months ended September 30, 2007. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

Our board of directors may, subject to certain conditions, waive the applicable ownership limit upon receipt of a ruling from the IRS or an opinion of counsel to the effect that such ownership will not jeopardize our status as a REIT. Absent any such waiver, however, any issuance or transfer of our capital stock to any person in excess of the applicable ownership limit or any issuance or transfer of shares of such stock which would cause us to be beneficially owned by fewer than 100 persons, will be null and void and the intended transferee will acquire no rights to the stock. Instead, such issuance or transfer with respect to that number of shares that would be owned by the transferee in excess of the ownership limit provision would be deemed voidab initio and those shares would automatically be transferred to a trust for the exclusive benefit of a charitable beneficiary to be designated by us, with a trustee designated by us, but who would not be affiliated with us or with the prohibited owner. Any acquisition of our capital stock and continued holding or ownership of our capital stock constitutes, under our certificate of incorporation, a continuous representation of compliance with the applicable ownership limit.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (3)
July 1–31, 2007	—	$—	—	—
August 1–31, 2007	—	$—	—	3,033,981
September 1–30, 2007	148,500	$34.81	148,500	2,705,584
Total	148,500	$34.81	148,500	2,705,584

(1)	Represents 148,500 shares repurchased by the Company pursuant to the one year, $100 million common stock repurchase plan approved by the Company’s Board of Directors on August 2, 2007.
(2)	Represents the weighted average price per share of the common stock on the repurchase dates.
(3)

Represents the maximum number of shares of common stock that may be repurchased, as of the end of each respective period, pursuant to the August 2007 plan referenced in Note (1) prior to its expiration in August 2008. Such maximum number of shares has been estimated, based on the closing market price for the Company’s common stock on the New York Stock Exchange on (a) August 31, 2007 ($32.96 per share) and (b) September 28, 2007, the last business day of September 2007 ($35.05 per share).

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

/s/ John N. Foy

_____________________________________

John N. Foy

Vice Chairman of the Board, Chief Financial

Officer and Treasurer

(Authorized Officer and Principal Financial Officer)

Date: November 9, 2007

INDEX TO EXHIBITS

Exhibit Number	Description
10.17.6	Fifth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 24, 2007.
10.22.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007.
10.22.2

Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007.

10.22.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.