Form 10-K
period 2007-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2008-02-29
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to  _________________

Commission File Number 1-12494

CBL & ASSOCIATES PROPERTIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporate or organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd, Suite 500 Chattanooga, TN (Address of principal executive office)	37421 (Zip Code)

Registrant’s telephone number, including area code: 423.855.0001

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ X]    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒	Accelerated filer☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the 60,200,515 shares of common stock held by non-affiliates of the registrant as of June 30, 2007 was $2,170,228,569, based on the closing price of $36.05 per share on the New York Stock Exchange on June 29, 2007. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 25, 2008, 66,340,515 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Shareholder’s Meeting are incorporated by reference in Part III.

TABLE OF CONTENTS

Page

Cautionary Statement Regarding Forward-Looking Statements	1

PART I

1.	Business	1
1A.	Risk Factors	12
1B.	Unresolved Staff Comments	23
2.	Properties	23
3.	Legal Proceedings	42
4.	Submission of Matters to a Vote of Security Holders	42

PART II

5.	Market For Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities	42
6.	Selected Financial Data	44
7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations	45
7A.	Quantitative and Qualitative Disclosures About Market Risk	67
8.	Financial Statements and Supplementary Data	68
9.	Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure	68
9A.	Controls and Procedures	68
9B.	Other Information	71

PART III

10.	Directors, Executive Officers and Corporate Governance	71
11.	Executive Compensation	71
12.	Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters	71
13.	Certain Relationships and Related Transactions, and Director Independence	71
14.	Principal Accounting Fees and Services	71

PART IV

15.	Exhibits, Financial Statement Schedules	72

Signatures	73

Index to Financial Statements and Schedules	74
Index to Exhibits	127

Cautionary Statement Regarding to Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed “forward looking statements” within the meaning of applicable federal securities laws. In many cases, these forward looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we cannot give assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Including the risk factors discussed in Item 1A of this report, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Part I.

ITEM 1. BUSINESS

Background

CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates (“CBL’s Predecessor”), which was formed by Charles B. Lebovitz in 1978. On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneous with the completion of the Offering, CBL’s Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partnership interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 9 to the consolidated financial statements. The terms “we”, “us”, “our” and the “Company” refer to CBL & Associates Properties, Inc. and its subsidiaries.

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

We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2007, CBL Holdings I, Inc. owned a 1.6% general partnership interest and CBL Holdings II, Inc. owned a 55.1% limited partnership interest in the Operating Partnership, for a combined interest held by us of 56.7%.

As of December 31, 2007, we owned:

▪

interests in 84 regional malls/open-air centers (the “Malls”), 32 associated centers (the “Associated Centers”), 15 community centers (the “Community Centers”) and 19 office buildings, including our corporate office (the “Office Buildings”);

▪

interests in four mall expansions, two associated/lifestyle centers, three community/open-air centers, a mixed-use center and an office building that are currently under construction (the “Construction Properties”), as well as options to acquire certain shopping center development sites; and

▪	mortgages on 16 properties that are secured by first mortgages or wrap-around mortgages on the underlying real estate and related improvements (the “Mortgages”).

The Malls, Associated Centers, Community Centers, Construction Properties, Mortgages and Office Buildings are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain technical requirements of the Internal Revenue Code of 1986, as amended.

The Management Company manages all but 30 of the Properties. The Company purchased a whole or partial interest in a total of 27 properties from the Starmount Company in November 2007. Four of the Properties,  located in Virginia, were managed by their pre-acquisition property managers through December 31, 2007. All other properties purchased in the transaction will continue to be managed by their pre-acquisition property managers through February 2008. In addition, Governor’s Square and Governor’s Plaza in Clarksville, TN, and Kentucky Oaks Mall in Paducah, KY are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.

Revenues are primarily derived from leases with retail tenants and generally include minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes, insurance and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from advertising, sponsorships, sales of peripheral land at the Properties and from sales of real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

The following terms used in this annual report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants
▪	Anchor – refers to a department store or other large retail store
▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center
▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, on the periphery of the Properties

Significant Markets and Tenants

Top Five Markets

Our top five markets, in terms of revenues, were as follows for the year ended December 31, 2007:

Market	Percentage of Total Revenues
Nashville, TN	5.2%
Pittsburgh, PA	4.5%
Overland Park, KS	3.5%
Madison, WI	3.0%
Chattanooga, TN	3.0%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2007:

	Tenant	Number of Stores	Square Feet	Annual Gross Rentals (1)	Percentage of Total Revenues
1	Limited Brands, LLC	162	803,523	$31,329,844	3.01%
2	Foot Locker, Inc.	198	760,640	31,021,076	2.98%
3	Gap Inc.	107	1,116,668	27,450,816	2.64%
4	Abercrombie & Fitch, Co.	90	608,047	22,689,087	2.18%
5	AE Outfitters Retail Company	80	462,375	20,551,015	1.97%
6	Signet Group plc (2)	122	204,473	19,282,615	1.85%
7	Finish Line, Inc.	89	446,013	17,123,420	1.64%
8	Zale Corporation	151	157,038	16,255,012	1.56%
9	Luxottica Group, S.P.A. (3)	155	340,917	16,216,445	1.56%
10	Genesco Inc. (4)	183	249,437	14,737,664	1.42%
11	New York & Company, Inc.	56	397,360	14,540,697	1.40%
12	JCPenney Co. Inc. (5)	74	8,424,596	14,516,094	1.39%
13	Express Fashions	46	398,762	13,709,803	1.32%
14	Dick’s Sporting Goods, Inc.	15	902,638	12,913,156	1.24%
15	The Regis Corporation	211	249,598	12,566,224	1.21%
16	The Children’s Place Retail Stores (6)	70	292,355	11,937,328	1.15%
17	Pacific Sunwear of California	80	286,286	10,936,043	1.05%
18	Charming Shoppes, Inc. (7)	58	341,837	10,867,992	1.04%
19	Charlotte Russe Holding, Inc.	46	318,334	10,812,545	1.04%
20	Christopher & Banks, Inc.	87	297,170	10,805,405	1.04%
21	Aeropostale, Inc.	74	250,666	10,275,445	0.99%
22	Sun Capital Partners, Inc. (8)	57	732,572	9,743,391	0.94%
23	The Buckle, Inc.	49	242,120	9,140,201	0.88%
24	Claire’s Stores, Inc.	121	142,552	8,734,815	0.84%
25	Hallmark Cards, Inc.	68	269,551	8,618,394	0.83%
		2,449	18,695,528	$386,774,527	37.17%

(1)	Includes annual minimum rent and tenant reimbursements based on amounts in effect at December 31, 2007.
(2)	Signet Group operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.
(3)	Luxottica operates Lenscrafters, Sunglass Hut and Pearl Vision.
(4)	Genesco Inc. operates Journey's, Jarman, Underground Station, Hat World, Lids, Hat Zone and Cap Factory stores.
(5)	JC Penney Co. Inc. owns 30 of these stores.

(6)	The Children’s Place Retail Stores, Inc. also operates The Disney Stores.
(7)	Charming Shoppes, Inc. operates Lane Bryant, Fashion Bug and Catherine’s.
(8)	Sun Capital Partners, Inc. operates Anchor Blue, Fazoli's, Friendly's, Life Uniform, Mattress Firm, Mervyn's, Shopko, Smokey Bones, Souper Salad and The Limited.

Growth Strategy

Our objective is to achieve growth in funds from operations by maximizing cash flows through a variety of methods that are discussed below.

Leasing, Management and Marketing

Our objective is to maximize cash flows from our existing Properties through:

▪	aggressive leasing that seeks to increase occupancy,
▪	originating and renewing leases at higher base rents per square foot compared to the previous lease,
▪	merchandising, marketing, sponsorship and promotional activities and
▪	actively controlling operating costs and resulting tenant occupancy costs.

Redevelopments and Renovations

Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. The following presents redevelopments that we completed during 2007, as well as a redevelopment that was under construction at December 31, 2007, and is scheduled to be completed in 2008:

Property	Location	GLA	Opening Date
Completed in 2007:
Mall del Norte - Theater	Laredo, TX	82,500	Spring
Westgate Mall – Costco	Spartanburg, SC	153,000	August
Northpark Mall – Steve and Barry’s/TJ Maxx	Joplin, MO	90,688	October
Columbia Place – Steve and Barry’s/Burlington Coat	Columbia, SC	124,819	August/October
		451,007
Scheduled for 2008:
Parkdale Mall – Circuit City and various restaurants	Beaumont, TX	50,720	January/Fall

Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and maintaining the Property’s market dominance. The following presents renovations that we completed during 2007, as well as those that are scheduled to be completed in 2008:

Property	Location
Completed in 2007:
Honey Creek Mall	Terre Haute, IN
Mall del Norte	Laredo, TX
Madison Plaza	Huntsville, AL

Scheduled for 2008:
Georgia Square	Athens, GA
Brookfield Square	Brookfield, WI

Development of New Retail Properties and Expansions

In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new developments we opened during 2007 and those under construction at December 31, 2007:

Property	Location	GLA	Opening Date
Completed in 2007:
The Shoppes at St. Clair	Fairview Heights, IL	84,080	March
Milford Marketplace	Milford, CT	105,638	October
Alamance Crossing East	Burlington, NC	571,700	August
York Town Center	York, PA	274,495	September
Cobblestone Village at Palm Coast	Palm Coast, FL	277,770	October
		1,313,683
Currently under construction:
Imperial Valley Commons (Phase I)	El Centro, CA	610,966	Fall - 2008/ Summer - 2009
Brookfield Square - Corner Development	Brookfield, WI	19,745	Fall - 2008
CBL Center II	Chattanooga, TN	74,598	Jan - 2008
Pearland Town Center	Pearland, TX	886,587	Fall - 2008
Statesboro Crossing	Statesboro, GA	162,450	Fall - 2008
Summit Fair	Lee’s Summit, MO	512,551	Fall - 2008/ Summer - 2009
Settlers Ridge	Robinson Township, PA	515,444	Summer - 2009
		2,782,341

We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property’s competitive position within its market. The following presents the expansions that we completed during 2007 and expansions that were under construction at December 31, 2007 and are scheduled to be completed in 2008:

Property	Location	GLA	Opening Date
Completed in 2007:
The District at Valley View – shops	Roanoke, VA	61,200	July
Harford Mall - lifestyle expansion	Bel Air, MD	39,222	September
The District at CherryVale	Rockford, IL	84,541	Fall
Brookfield Square - Mitchell’s Fish Market	Brookfield, WI	7,500	April
Brookfield Square - Fresh Market	Brookfield, WI	57,500	August
Southpark Mall - Regal Cinema	Colonial Heights, VA	68,242	July
Coastal Grand - Old Navy	Myrtle Beach, SC	23,269	October
Gulf Coast Town Center - Phase II - shops/Costco	Ft. Myers, FL	595,990	Spring
		937,464

Scheduled for 2008:
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	Spring
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	Spring
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	Spring
Cary Towne Center - Mimi’s Café	Cary, NC	6,674	Spring
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	Fall
Alamance Crossing - Theater/Shops	Burlington, NC	82,997	Summer
		232,216

Our total investment in the new and expanded Properties opened in 2007 was $323.4 million and the total investment upon completion in the Properties under construction as of December 31, 2007 is projected to be $427.6 million.

Acquisitions

We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire regional mall and open-air properties where we believe we can increase the value of the property through our development, leasing and management expertise. During 2007, we also acquired a portfolio of office properties as part of an acquisition. We acquired whole or partial interests in the following Properties during 2007:

Property	Location	GLA	Month Acquired
Malls:
Chesterfield Mall	St. Louis, MO	1,297,274	October
Mid Rivers Mall	St. Peters, MO	1,049,419	October
South County Center	St. Louis, MO	1,019,482	October
West County Center	St. Louis, MO	1,124,124	October
Friendly Center and Shops at Friendly	Greensboro, NC	1,318,688	November
Community Centers:
Brassfield Square	Greensboro, NC	194,520	November
Caldwell Court	Greensboro, NC	13,899	November
Garden Square	Greensboro, NC	24,480	November
Hunt Village	Greensboro, NC	31,268	November
New Garden Center	Greensboro, NC	110,073	November
Northwest Center	Greensboro, NC	85,856	November
Oak Hollow Square	High Point, NC	138,673	November
Westridge Square	Greensboro, NC	215,193	November
Office Buildings:
1500 Sunday Drive Building	Raleigh, NC	61,227	November
706 Green Valley Road Building	Greensboro, NC	139,050	November
840 Greenbrier Circle Building	Chesapeake, VA	48,756	November
850 Greenbrier Circle Building	Chesapeake, VA	81,318	November
Bank of America Building	Greensboro, NC	49,327	November
First Citizens Bank Building	Greensboro, NC	43,088	November
First National Bank Building	Greensboro, NC	3,774	November
Friendly Center Office Building	Greensboro, NC	32,478	November
Green Valley Office Building	Greensboro, NC	27,604	November
Lake Point Office Building	Greensboro, NC	88,088	November
Oak Branch Business Center	Greensboro, NC	32,693	November
One Oyster Point	Newport News, VA	36,610	November
Peninsula Business Center I	Newport News, VA	21,923	November
Peninsula Business Center II	Newport News, VA	40,430	November
Suntrust Bank Building	Greensboro, NC	106,968	November
Two Oyster Point	Newport News, VA	39,049	November
Wachovia Office Building	Greensboro, NC	12,000	November
Westridge Suites	Greensboro, NC	11,187	November

(1)   These Properties are owned by a Company-controlled entity in which we own all of the common stock and are entitled to receive 100% of each Property’s cash flow after payment of operating expenses, debt service payments and preferred distributions to our third-party partner.

(2) 50/50 joint venture

Environmental Matters

A discussion of the current effects and potential future impacts on our business and Properties of compliance with federal, state and local environmental regulations is presented in Item 1A of this Annual Report on Form 10-K under the subheading “Risks Related to Real Estate Investments.”

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

Recent Developments

Acquisitions

We closed on two separate transactions with the Westfield Group (“Westfield”) on October 16, 2007, involving four malls located in the St. Louis, MO area. In the first transaction, Westfield contributed three malls to CW Joint Venture, LLC, a Company-controlled entity (“CWJV”), and we contributed six malls and three associated centers. Because the terms of CWJV provide for us to control CWJV and to receive all of CWJV’s net cash flows after payment of operating expenses, debt service payments and perpetual preferred joint venture unit distributions, described below, we have accounted for the three malls contributed by Westfield as an acquisition. In the second transaction, we directly acquired the fourth mall from Westfield.

The purchase price of the three malls contributed to CWJV by Westfield plus the mall that was directly acquired was $1.04 billion. The total purchase price consisted of $164.1 million of cash, including transaction costs, the assumption of $458.2 million of non-recourse debt that bears interest at a weighted-average fixed interest rate of 5.73% and matures at various dates from July 2011 to September 2016, and the issuance of $404.1 million of perpetual preferred joint venture units (“PJV units”) of CWJV, which is net of a reduction for working capital adjustments of $9.0 million. We recorded a total net discount of $4.1 million, computed using a weighted-average interest rate of 5.78%, since the debt assumed was at a weighted-average below-market interest rate compared to similar debt instruments at the date of acquisition.

In November 2007, Westfield contributed a vacant anchor location at one of the malls to CWJV in exchange for $12.0 million of additional PJV units. We have also accounted for this transaction as an acquisition.

The PJV units pay an annual preferred distribution at a rate of 5.0%. We will have the right, but not the obligation, to purchase the PJV units after October 16, 2012 at their liquidation value, plus accrued and unpaid distributions. We are responsible for management and leasing of CWJV’s properties and we own all of the common units of CWJV, entitling us to receive 100% of CWJV’s cash flow after payment of operating expenses, debt service payments and PJV unit distributions. Westfield’s preferred interest in CWJV is included in minority interest in the consolidated balance sheet.

On November 30, 2007, we acquired from the Starmount Company a portfolio of eight community centers located in Greensboro and High Point, NC, and twelve office buildings located in Greensboro and Raleigh, NC and Newport News, VA. The transaction was valued at an aggregate $184.2 million.

Investments in Joint Ventures

Effective November 30, 2007, we entered into a 50/50 joint venture partnership, CBL-TRS Joint Venture, LLC (“CBL-TRS”), with the Teachers’ Retirement System of The State of Illinois (“TRS”). CBL-TRS acquired a portfolio of retail and office buildings in North Carolina including Friendly Center and The Shops at Friendly Center in Greensboro and six office buildings located adjacent to Friendly Center. The portfolio was acquired from the Starmount Company. The total purchase price paid by CBL-TRS was $260.7 million. The joint venture assumed $44.5 million of non-recourse, long-term fixed debt at an interest rate of 5.90%, secured by Phase One of The Shops at Friendly Center.

In October 2007, we entered into a condominium partnership agreement with several individual investors and a former land owner, to acquire a 60% interest in a new retail development in Macaé, Brazil. The 220,000-square-foot project, Plaza Macaé, is currently under construction with a grand opening scheduled for summer 2008. Our total share of the costs is capped at R$31.2 million (Reas), or using the exchange rate as of December 31, 2007 of 0.562114, $17.5 million USD. At December 31, 2007, we had contributed $9.8 million USD. Tenco Realty (“Tenco”), a retail owner, operator and developer based in Belo Horizonte, Brazil, will develop and manage the center. Cash flows will be distributed on a pari passu basis among the partners. In November 2007, we announced that we had agreed to form a joint venture with Tenco. CBL will have the opportunity to purchase a minimum 51% interest in any future Tenco Realty developments.

In February 2007, we acquired a 6.2% interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10.1 million. As of December 31, 2007, Jinsheng owns controlling interests in four home decor shopping malls and two general retail shopping centers.

In August 2007, we entered into an agreement with a third party to develop and operate Statesboro Crossing, an open-air shopping center in Statesboro, GA. We own a 50% interest in this entity.

In May 2007, we entered into an agreement with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. We own a 50% interest in this entity.

In March 2007, we entered into an amended and restated agreement with a third party to develop and operate Settlers Ridge, an open-air shopping center in Robinson Township, PA. We own a 60% interest in this entity.

Financings

In September 2007, we amended the largest secured credit facility to increase the maximum availability from $476.0 million to $525.0 million and to substitute certain collateral under the facility. We also pay a fee based on the amount of unused availability under this secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability.

In November 2007, in conjunction with the acquisition of certain properties from the Starmount Company or its affiliates (the “Starmount Properties”), we entered into an Unsecured Credit Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG. Under the terms of the Agreement, we may borrow up to a total of $459.1 million through a series of up to three separate advances. The proceeds received from the advances may only be used to fund the acquisition of the Starmount Properties. Borrowings of up to $193.0 million and $266.1 million mature on November 30, 2008 and November 30, 2010 (the “Maturity Dates”), respectively. We may extend each of the Maturity Dates by up to two periods of one year each and must pay an extension fee equal to 0.15% of the then current outstanding amount. The advances bear interest at a rate of LIBOR plus a margin ranging from 0.95% to 1.40% based on our leverage ratio, as defined in the Agreement.  Accrued and unpaid interest on the outstanding principal amount of each advance is payable monthly and we may make voluntary prepayments prior to the Maturity Dates without penalty. Net proceeds from a sale, of any of the properties originally purchased with borrowings from this unsecured credit agreement, or our share of excess proceeds from any refinancings must be used to pay down any remaining outstanding balance. The Agreement contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured facility and $525.0 million unsecured facility. At December 31, 2007, the outstanding borrowings under this unsecured credit agreement totaled $348.8 million and had a weighted average interest rate of 5.95%.

During the second quarter of 2007, we obtained two separate ten-year, non-recourse loans totaling $207.5 million that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing. The proceeds were used to retire two variable rate loans totaling $143.3 million and to reduce outstanding balances on our credit facilities to the extent of our share of the excess proceeds.

During the first quarter of 2007, we obtained six separate ten-year, non-recourse loans totaling $417.0 million that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92.1 million of mortgage notes payable that were scheduled to mature during the subsequent twelve months and to pay outstanding balances on our credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51.8 million and three fixed rate loans totaling $40.3 million. We recorded a loss on extinguishment of debt of $0.2 million related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Equity Transactions

On August 2, 2007, our Board of Directors approved a $100 million common stock repurchase plan effective for twelve months. Under the August 2007 plan, we may purchase shares of our common stock from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Any stock repurchases are to be funded through our available cash and credit facilities. We are not obligated to repurchase any shares of stock under the plan and we may terminate the plan at any time. Repurchased shares are deemed retired and are, accordingly, cancelled and no longer considered issued. As of December 31, 2007, we had repurchased 148,500 shares under the August 2007 plan at a cost of approximately $5.2 million.

On June 28, 2007, we redeemed the 2,000,000 outstanding shares of our 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100.0 million, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2.1 million. In connection with the redemption of the Series B Preferred Stock, we recorded a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statements of operations for the year ended December 31, 2007.

Other

On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable swap with Wells Fargo Bank, National Association, to hedge the interest rate risk exposure on an amount of our debt principal equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on our variable-rate debt. The interest rate swap will effectively fix our interest payments at 4.605% on debt principal corresponding to the swap notional amount. The swap matures on December 30, 2009.

During August 2007, we sold Twin Peaks Mall in Longmont, CO to a third party for an aggregate sales price of $33.6 million and recognized a gain on the sale of $4.0 million. During December 2007, we sold The Shops at Pineda Ridge in Melbourne, FL to a third party for an aggregate sales price of $8.5 million and recognized a gain on the sale of $2.3 million.

During the fourth quarter of 2007, we recognized an impairment loss on our investment in marketable real estate securities of $18.5 million due to a significant decline in their fair value.

Financial Information About Segments

See Note 12 to the consolidated financial statements for information about our reportable segments.

Employees

CBL does not have any employees other than its statutory officers. Our Management Company currently has 864 full-time and 662 part-time employees. None of our employees are represented by a union.

Corporate Offices

Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “investor relations” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not be considered to be, a part of this Form 10-K.

ITEM 1A. RISK FACTORS

Set forth below are certain factors that may adversely affect our business, financial condition, results of operations and cash flows. Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 1.

RISKS RELATED TO REAL ESTATE INVESTMENTS

Real property investments are subject to various risks, many of which are beyond our control, that could cause declines in the operating revenues and/or the underlying value of one or more of our Properties.

A number of factors may decrease the income generated by a retail shopping center property, including:

•

National, regional and local economic climates, which may be negatively impacted by loss of jobs, production slowdowns, adverse weather conditions, natural disasters, declines in residential real estate activity and other factors which tend to reduce consumer spending on retail goods.

•	Local real estate conditions, such as an oversupply of, or reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants.
•	Increased operating costs, such as increases in repairs and maintenance, real property taxes, utility rates and insurance premiums.
•	Delays or cost increases associated with the opening of new or renovated properties, due to higher than estimated construction costs, cost overruns, delays in receiving zoning, occupancy or other governmental approvals, lack of availability of materials and labor, weather conditions, and similar factors which may be outside our ability to control.

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

Illiquidity of real estate investments could significantly affect our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Substantially all of our total consolidated assets consist of investments in real properties. Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

Before a property can be sold, we might be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our properties could adversely affect our financial condition and results of operations.

We may elect not to proceed with certain development or expansion projects once they have been undertaken, resulting in charges that could have a material adverse effect on our results of operations for the period in which the charge is taken.

We intend to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will incur various risks including the risk that development or expansion opportunities explored by us may be abandoned and the risk that construction costs of a project may exceed original estimates, possibly making the project not profitable. Other risks include the risk that we may not be able to refinance construction loans which are generally with full recourse to us, the risk that occupancy rates and rents at a completed project will not meet projections and will be insufficient to make the project profitable, and the risk that we will not be able to obtain anchor, mortgage lender and property partner approvals for certain expansion activities. In the event of an unsuccessful development project, we could lose our total investment in the project.

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

We own partial interests in 22 malls, nine associated centers, four community centers and seven office buildings. We manage all but ten of these properties. Friendly Center and Shops at Friendly Center, along with a portfolio of six office buildings, were purchased from the Starmount Company in November 2007. These Properties were immediately contributed to a joint venture with a third party. Four of the Properties that are located in Virginia were managed by their pre-acquisition property managers through December 2007. The remainder of the Properties continue to be managed by their pre-acquisition property managers through February 2008. Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner. The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

With respect to those properties for which we do not serve as managing general partner, we do not have day-to-day operational control or control over certain major decisions, including leasing and the timing and amount of distributions, which could result in decisions by the managing general partner that do not fully reflect our interests. This includes decisions relating to the requirements that we must satisfy in order to maintain our status as a REIT for tax purposes. However, decisions relating to sales, expansion and disposition of all or substantially all of the assets and financings are subject to approval by the Operating Partnership.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have recorded in our financial statements a liability of $2.6 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

RISKS RELATED TO OUR BUSINESS AND THE MARKET FOR OUR STOCK

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

Each of these competitive factors could adversely affect the amount of rents and tenant reimbursements that we are able to collect from our tenants, thereby reducing our revenues and the funds available for distribution to our stockholders.

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

Inflation may adversely affect our financial condition and results of operations.

Although inflation has not materially impacted our operations in the recent past, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our overage rents, where applicable.

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

Uninsured losses could adversely affect our financial condition, and in the future our insurance may not include coverage for acts of terrorism.

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue. Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenue from the Property. If this happens, we, or the applicable Property’s partnership, may still remain obligated for any mortgage debt or other financial obligations related to the Property.

The general liability and property casualty insurance policies on our Properties currently include coverage for loss resulting from acts of terrorism, whether foreign or domestic. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly post-September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2014, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties.

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

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 51.7% of our total revenues from all Properties for the year ended December 31, 2007 and currently include 44 malls, 20 associated centers, 10 community centers and 19 office buildings. Our Properties located in the midwestern United States accounted for approximately 29.5% of our total revenues from all Properties for the year ended December 31, 2007 and currently include 26 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the Nashville, TN, Pittsburgh, PA, Kansas City, KS, Madison, WI and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the Nashville, TN, Pittsburgh, PA, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for 5.2%, 4.5%, 3.5%, 3.0% and 3.0%, respectively, of our total revenues for the year ended December 31, 2007, respectively. No other market accounted for more than 3.0% of our total revenues for the year ended December 31, 2007. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

RISKS RELATED TO DEBT AND FINANCIAL MARKETS

We may not have access to the capital needed to refinance debt or obtain new debt.

We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of banks to lend to us, our credit rating and conditions in the capital markets in general. We cannot make any assurances as to whether we will be able to obtain debt for refinancings or to fund our growth, or that financing options available to us will be on favorable or acceptable terms.

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

RISKS RELATED TO FEDERAL INCOME TAX LAWS

We conduct a portion of our business through taxable REIT subsidiaries, which are subject to certain tax risks.

We have established several taxable REIT subsidiaries including our management company. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from and investments in our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we will attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, we cannot provide assurance that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.

Malls

We own a controlling interest in 75 Malls (including large open-air centers) and non-controlling interests in nine Malls. We also own a controlling interest in three Mall expansions and a noncontrolling interest in one Mall expansion that are currently under construction. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or dominant, regional mall in their respective trade areas.

The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls’ parking areas.

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; Gulf Coast Town Center in Ft. Myers, FL, which opened in November 2005; and Alamance Crossing in Burlington, NC, which opened in August 2007.

We own the land underlying each Mall in fee simple interest, except for Walnut Square, Westgate Mall, St. Clair Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall, Eastgate Mall, Eastland Mall and Monroeville Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

The following table sets forth certain information for each of the Malls as of December 31, 2007:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Non-Stabilized Malls:
Alamance Crossing Burlington, NC	2007	N/A	100%	530,938	141,309	$ 94	80%	Belk, Barnes & Noble, Dillard’s, JCPenney
Coastal Grand Myrtle Beach, SC	2004	2007	50%	1,047,732	381,280	366	97%	Bed Bath & Beyond, Belk, Books A Million, Dick’s Sporting Goods, Dillard’s, Old Navy, Sears
Gulf Coast Town Center Ft. Myers, FL	2005	N/A	50%	1,163,799	301,549	182	78%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, Borders, Golf Galaxy, JCPenney, Jo-Ann Fabrics, Linens N Things, Marshall’s, Petco, Ron Jon Surf Shop, Ross, Staples, Target
Imperial Valley Mall El Centro, CA	2005	N/A	60%	764,015	271,158	353	95%	Dillard’s, JCPenney, Macy’s, Sears
Southaven Towne Center Southaven, MS	2005	N/A	100%	486,941	230,316	299	100%	Circuit City, Cost Plus, Dillard’s, Gordman’s, JCPenney, Linens N Things
	Total Non-Stabilized Malls			3,993,425	1,325,612	$ 329	90%
Stabilized Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,176,450	378,364	$ 370	99%	Bed Bath & Beyond, Belk, Borders, Dillard’s, JCPenney, Macy’s, Old Navy, Sears
Asheville Mall Asheville, NC	1972/2000	2000	100%	978,008	317,553	360	95%	Belk, Dillard’s, Dillard’s West, JCPenney, Old Navy, Sears
Bonita Lakes Mall(5) Meridian, MS	1997	N/A	100%	634,043	185,902	264	97%	Belk, Dillard’s, JCPenney, Sears, Steve & Barry’s
Brookfield Square Brookfield, WI	1967/2001	2007	100%	1,090,970	345,022	428	99%	Barnes & Noble, Boston Store, JCPenney, Old Navy, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,088,580	425,678	372	97%	Dick’s, JCPenney, Macy’s, Old Navy, Sears, Steve & Barry’s
Cary Towne Center Cary, NC	1979/2001	1993	100%	1,006,578	298,419	292	95%	Belk, Dillard’s, JCPenney, Macy’s, Sears
Chapel Hill Mall(7)(10) Akron, OH	1966/2004	1995	56.5%	863,418	278,084	302	96%	JCPenney, Macy’s, Old Navy, Sears, Steve & Barry’s
CherryVale Mall Rockford, IL	1973/2001	2007	100%	849,330	334,745	373	95%	Barnes & Noble, Bergner’s, JCPenney, Macy’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Chesterfield Mall Chesterfield, MO	1976/2007	2006	100%	1,320,440	552,204	327	84%	Borders, Dillard’s, H & M, Macy’s, Old Navy, Sears
Citadel Mall Charleston, SC	1981/2001	2000	100%	1,109,765	321,617	236	93%	Belk, Dillard’s, JCPenney, Old Navy, Sears, Target
College Square Morristown, TN	1988	1999	100%	477,325	153,501	261	99%	Belk, Goody’s, JCPenney, Kohl’s, Sears
Columbia Place Columbia, SC	1977/2001	N/A	100%	1,098,457	329,250	232	96%	Burlington Coat Factory, Dillard’s, Macy’s, Old Navy, Sears, Steve & Barry’s
CoolSprings Galleria Nashville, TN	1991	1994	100%	1,117,689	363,053	458	99%	Belk, Dillard’s, JCPenney, Macy’s, Sears
Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,044,449	251,917	488	96%	Belk, JCPenney, Macy’s, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	822,398	332,401	338	95%	Barnes & Noble, Boston Store, Dick’s Sporting Goods, Gordman’s, JCPenney, Sears, Steve & Barry’s
Eastgate Mall(8) Cincinnati, OH	1980/2003	1995	100%	921,397	274,539	308	93%	Dillard’s, JCPenney, Kohl’s, Sears, Steve & Barry’s
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	765,623	225,968	328	92%	Bergner’s, JCPenney, Kohl’s, Macy’s, Old Navy, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	797,146	317,949	291	95%	JCPenney, Macy’s, Sears, Steve & Barry’s
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,213,831	365,757	505	98%	Dick’s, Dillard’s, JCPenney, Macy’s, Sears
Foothills Mall Maryville, TN	1983/1996	2004	95%	483,116	156,420	262	93%	Belk for Women, Belk for Men Kids & Home, Goody’s, JCPenney, Sears, TJ Maxx
Friendly Shopping Center Greensboro, NC	1957/2007	1996	50%	1,005,746	382,169	418	82%	Barnes & Noble, Belk, Macy’s, Old Navy, Sears
Frontier Mall Cheyenne, WY	1981	1997	100%	538,561	215,275	271	97%	Dillard’s I, Dillard’s II, Gart Sports, JCPenney, Sears
Georgia Square Athens, GA	1981	N/A	100%	671,881	250,327	264	97%	Belk, JCPenney, Macy’s, Sears
Governor’s Square Clarksville, TN	1986	1999	47.5%	740,306	308,680	325	90%	Belk, Borders, Dillard’s, Goody’s, JCPenney, Linens N Things, Old Navy, Sears
Greenbrier Mall Chesapeake, VA	1981/2004	2004	100%	889,006	305,032	362	92%	Dillard’s, JCPenney, Macy’s, Sears
Hamilton Place Chattanooga, TN	1987	1998	90%	1,161,543	346,470	398	99%	Dillard’s for Men Kids & Home, Dillard’s for Women, JCPenney, Belk for Men Kids & Home, Belk for Women, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,555,254	560,066	342	98%	Belk, Dillard’s, JCPenney, Macy’s, Old Navy, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	514,000	212,064	397	88%	Macy’s, Old Navy, Sears
Hickory Hollow Mall Nashville, TN	1978/1998	1991	100%	1,106,991	428,054	226	84%	Dillard’s, Linens N Things, Macy’s, Sears, Steve & Barry’s
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	825,330	198,356	225	89%	Bergner’s, JCPenney, Kohl’s, Old Navy, Sears, Steve & Barry’s, Von Maur
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	679,223	187,708	344	97%	Elder-Beerman, JCPenney, Macy’s, Sears, Steve & Barry’s
Janesville Mall Janesville, WI	1973/1998	1998	100%	616,744	168,914	329	95%	Boston Store, JCPenney, Kohl’s, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	919,771	250,441	339	98%	Dillard’s, JCPenney, Macy’s, Old Navy, Sears
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,135,469	275,815	283	94%	Best Buy, Dillard’s, Elder-Beerman, JCPenney, K’s Merchandise Mart, Sears
The Lakes Mall Muskegon, MI	2001	N/A	90%	593,244	262,002	265	96%	Bed Bath & Beyond, Dick’s Sporting Goods, JCPenney, Sears, Younkers
Lakeshore Mall Sebring, FL	1992	1999	100%	490,561	137,733	261	97%	Beall’s(9), Belk, JCPenney, Kmart, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	70%	501,774	202,964	384	96%	Parisian, Von Maur
Layton Hills Mall Layton, UT	1980/2005	1998	100%	622,404	192,122	418	100%	JCPenney, Macy’s, Mervyn’s, Sports Authority
Madison Square Huntsville, AL	1984	1985	100%	930,957	298,122	293	86%	Belk, Dillard’s, JCPenney, Parisian, Sears, Steve & Barry’s
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,212,515	383,983	477	95%	Beall Bros.(9), Circuit City, Dillard’s, JCPenney, Joe Brand, Macy’s, Macy’s Home Store, Mervyn’s, Sears
Mall of Acadiana Lafayette, LA	1979/2005	2004	56.5%	999,032	306,769	438	99%	Dillard’s, JCPenney, Macy’s, Sears
Meridian Mall(11) Lansing, MI	1969/1998	2001	100%	978,619	419,111	276	92%	Bed Bath & Beyond, Dick’s Sporting Goods, JCPenney, Macy’s, Mervyn’s(6), Old Navy, Schuler Books, Steve & Barry’s, Younkers
Mid Rivers Mall St. Peters, MO(10)	1987/2007	1999	56.5%	1,228,794	327,995	344	89%	Borders, Dillard’s, JCPenney, Macy’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Midland Mall Midland, MI	1991/2001	N/A	100%	514,245	196,971	298	98%	Barnes & Noble, Elder-Beerman, JCPenney, Sears, Steve & Barry’s, Target
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,149,533	425,987	318	96%	Boscov’s, JCPenney, Macy’s
Northpark Mall Joplin, MO	1972/2004	1996	100%	1,000,789	399,194	297	85%	JCPenney, Macy’s, Macy’s Home Store, Old Navy, Sears, Shopko(12), Steve & Barry’s, TJ Maxx
Northwoods Mall Charleston, SC	1972/2001	1995	100%	780,667	298,190	320	98%	Belk, Books A Million, Dillard’s, JCPenney, Sears
Oak Hollow Mall High Point, NC	1995	N/A	75%	1,260,031	249,678	182	77%	Belk, Dillard’s, JCPenney, Sears, Steve & Barry’s
Oak Park Mall Overland Park, KS	1974/2005	1998	100%	542,151	492,338	451	99%	Dillard’s North, Dillard’s South, JCPenney, Macy’s, Nordstrom
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	547,197	167,102	325	92%	Belk, JCPenney, Macy’s, Sears
Panama City Mall Panama City, FL	1976/2002	1984	100%	603,185	220,878	283	90%	Dillard’s, JCPenney, Linens N Things, Sears
Park Plaza Little Rock, AR	1988/2004	N/A	56.5%	567,016	241,651	470	95%	Dillard’s I, Dillard’s II, XXI
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,279,828	393,003	313	93%	Beall Bros.(9), Books A Million, Dillard’s, JCPenney, Linens N Things, Macy’s, Old Navy, Sears, Steve & Barry’s
Parkway Place Mall Huntsville, AL	1957/1998	2002	45%	631,489	276,678	324	93%	Dillard’s, Parisian
Pemberton Square Vicksburg, MS	1985	1999	100%	351,488	133,685	153	51%	Belk, Dillard’s, Hudson’s/LA(13), JCPenney
Plaza del Sol Del Rio, TX	1979	1996	50.6%	261,184	98,747	173	92%	Beall Bros.(9), Federal Public Defenders, JCPenney, Ross, Steve & Barry’s
Post Oak Mall College Station, TX	1982	1985	100%	650,714	245,955	332	92%	Beall Bros.(9), Dillard’s, Dillard’s South, JCPenney, Macy’s, Sears, Steve & Barry’s
Randolph Mall Asheboro, NC	1982/2001	1989	100%	378,996	143,803	220	94%	Belk, Books A Million, Dillard’s, JCPenney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	872,409	292,478	283	90%	Boston Store, JCPenney, Linens N Things, Sears, Steve & Barry’s, Target
Richland Mall Waco, TX	1980/2002	1996	100%	708,068	228,590	305	88%	Beall Bros.(9), Dillard’s I, Dillard’s II, JCPenney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	785,164	203,594	315	99%	Belk, JCPenney, Macy’s, Sears, Value City
Rivergate Mall Nashville, TN	1971/1998	1998	100%	1,130,826	348,995	320	97%	Dillard’s, JCPenney, Linens N Things, Macy’s, Sears
South County Center St. Louis, MO(10)	1963/2007	2001	56.5%	1,038,356	326,852	378	94%	Dillard’s, JCPenney, Macy’s, Sears
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	673,729	201,447	311	99%	Dillard’s, JCPenney, Macy’s, Sears
St. Clair Square(14)(10) Fairview Heights, IL	1974/1996	1993	56.5%	1,108,570	290,484	404	99%	Dillard’s, JCPenney, Macy’s, Sears
Stroud Mall(15) Stroudsburg, PA	1977/1998	2005	100%	421,523	161,660	314	96%	JCPenney, Sears, The Bon-Ton
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	756,402	332,945	413	95%	Beall Bros.(9), Dillard’s, JCPenney, Linens N Things, Sears
Towne Mall Franklin, OH	1977/2001	N/A	100%	454,964	153,907	217	62%	Dillard’s, Elder-Beerman, Sears
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,273,202	332,819	350	95%	Barnes & Noble, Belk, Dillard’s, Macy’s, Sak’s Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	847,298	224,204	357	97%	Belk I, Belk II, Dillard’s, Goody’s, JCPenney, Sears
Valley View Mall Roanoke, VA	1985/2003	2007	100%	1,025,113	317,594	364	91%	Barnes & Noble, Belk, JCPenney, Macy’s, Old Navy, Sears
Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,057,888	239,345	406	98%	Dillard’s East, Dillard’s West, Dillard’s South, JCPenney, Macy’s, Sears
Walnut Square(16) Dalton, GA	1980	1992	100%	449,111	169,815	252	100%	Belk, Belk Home & Kids, Goody’s, JCPenney, Sears
Wausau Center(17) Wausau, WI	1983/2001	1999	100%	427,357	154,157	272	86%	JCPenney, Sears, Younkers
West County Center Des Peres, MO(10)	1969/2007	2002	56.5%	1,137,800	397,779	478	97%	JCPenney, Macy’s, Nordstrom
West Towne Mall Madison, WI	1970/2001	2004	100%	915,334	271,428	454	99%	Boston Store, Dick’s Sporting Goods, JCPenney, Sears, Steve & Barry’s
WestGate Mall(18) Spartanburg, SC	1975/1995	1996	100%	952,550	340,851	285	97%	Bed Bath & Beyond, Belk, Dick’s Sporting Goods, Dillard’s, JCPenney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA(1)	Total Mall Store GLA(2)	Mall Store Sales per Square Foot(3)	Percentage Mall Store GLA Leased(4)	Anchors & Jr. Anchors
Westmoreland Mall Greensburg, PA	1977/2002	1994	56.5%	1,012,850	390,120	320	96%	JCPenney, Macy’s, Macy’s Home Store, Old Navy, Sears, Steve & Barry’s, The Bon-Ton
York Galleria York, PA	1989/1999	N/A	100%	770,012	232,795	332	99%	Bon Ton, Boscov’s, JCPenney, Sears
	Total Stabilized Malls			67,389,872	22,598,576	$ 346	94%
	Grand total			71,383,297	23,924,188	$ 346	93%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.
(2)	Excludes anchors.
(3)	Totals represent weighted averages.
(4)	Includes tenants paying rent for executed leases as of December 31, 2007.
(5)	Bonita Lakes Mall - We are the lessee under a ground leases for 82 acres, which extends through June 30, 2035, including four five-year renewal options. The annual base rent for 2007 was $32,607.
(6)	Meridian Mall – Former Mervyn's was purchased by The Bon Ton Stores, Inc. Store is currently under construction and, when open, will operate as Younkers.
(7)	Chapel Hill Mall - Ground rent is $10,000 per year.
(8)	Eastgate Mall - Ground rent is $24,000 per year.
(9)	Lakeshore Mall, Mall del Norte, Parkdale Mall, Plaza del Sol, Post Oak Mall, Richland Mall, and Sunrise Mall - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(10)

Mid Rivers Mall, Chapel Hill Mall, Greenbrier Mall, Mall of Acadiana, Park Plaza Mall, South County Center, St. Clair Square, West County Center, Westmoreland Mall – These properties are owned by a Company-controlled entity of which the Company owns all of the common stock and is entitled to receive 100% of each Property’s cash flow after payment of operating expenses, debt service payments and preferrred distributions to its third-party partner.

(11)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
(12)	Northpark Mall – Former Shopko space is vacant. This area is owned by Shopko.
(13)	Pemberton Square – Hudson’s closed on 1/1/08.
(14)

St. Clair Square - We are the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. The rental amount is $40,500 per year. In addition to base rent, the landlord receives .25% of Dillard's sales in excess of $16,200,000.

(15)

Stroud Mall - We are the lessee under a ground lease, which extends through July 2089. The current rental amount is $50,000 per year, increasing by $10,000 every ten years through 2059. An additional $100,000 is paid every 10 years.

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

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 9.8% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2007, we added the following anchors and junior anchor boxes (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location
Steve & Barry’s	Chapel Hill Mall	Akron, OH
Barnes & Noble	CherryVale Mall	Rockford, IL
JCPenney	Citadel Mall	Charleston, NC
Old Navy	Coastal Grand-Myrtle Beach	Myrtle Beach, SC
Steve & Barry’s	Columbia Place	Columbia, SC
Burlington Coat Factory	Columbia Place	Columbia, SC
Steve & Barry’s	Hickory Point Mall	Forsyth, IL
Steve & Barry’s	Honey Creek Mall	Terre Haute, IN
Old Navy	Jefferson Mall	Louisville, KY
TJ Maxx	Northpark Mall	Joplin, MO
Steve & Barry’s	Northpark Mall	Joplin, MO
XXI	Park Plaza Mall	Little Rock, AR
Steve & Barry’s	Plaza del Sol	Del Rio, TX
Barnes & Noble	Valley View Mall	Roanoke, VA

As of December 31, 2007, the Malls had a total of 446 anchors and junior anchors including two vacant anchor locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2007 is as follows:

Anchor	Number of Stores	Leased GLA	Owned GLA	Total GLA
JCPenney	73	3,983,743	4,318,782	8,302,525
Sears	71	2,081,127	7,303,144	9,384,271
Dillard’s	56	452,542	7,594,542	8,047,084
Macy’s	46	1,451,540	5,506,574	6,958,114
Sak’s	1	-	83,066	83,066
Target	4	-	490,476	490,476
Kohl’s	5	357,091	68,000	425,091
Nordstrom	2	-	385,000	385,000
Boscov’s	2	-	384,538	384,538
Von Maur	2	-	233,280	233,280
Bass Pro Outdoor World	1	130,000	-	130,000

Belk
Belk	36	976,282	3,089,194	4,065,476
Parisian	1	148,810	282,136	430,946
Subtotal	37	1,125,092	3,371,330	4,496,422

Bon-Ton
Bon-Ton	3	186,824	131,915	318,739
Bergner’s	3	-	385,401	385,401
Boston Store	5	96,000	599,280	695,280
Younkers	3	194,161	106,131	300,292
Elder-Beerman	4	194,613	117,888	312,501
Subtotal	18	671,598	1,340,615	2,012,213

Anchor	Number of Stores	Leased GLA	Owned GLA	Total GLA

Babies R Us	1	30,700	-	30,700
Barnes & Noble	8	228,566	-	228,566
Beall Bros.	6	222,440	-	222,440
Beall’s (Fla)	1	45,844	-	45,844
Bed, Bath & Beyond	5	154,835	-	154,835
Best Buy	2	64,326	-	64,326
Books-A-Million	5	85,265	-	85,265
Borders	5	116,732	-	116,732
Burlington Coat Factory	1	61,664	-	61,664
Circuit City	2	55,652	-	55,652
Cost Plus	1	18,243	-	18,243
Dick’s Sporting Goods	8	469,551	-	469,551
Gart Sports	1	24,750	-	24,750
Golf Galaxy	1	15,096	-	15,096
Goody’s	5	171,609	-	171,609
Gordman’s	2	107,303	-	107,303
H&M	1	20,350	-	20,350
Harris Teeter	1	72,757	-	72,757
Hudson’s (3)	1	20,269	-	20,269
Jo-Ann Fabrics	1	35,330	-	35,330
Joe Brand	1	29,413	-	29,413
Kmart	1	86,479	-	86,479
Linens N Things	8	222,034	-	222,034
Marshall’s	1	32,996	-	32,996
Mervyn’s	2	167,500	-	167,500
Old Navy	21	411,913	-	411,913
Petco	1	15,257	-	15,257
Recreational Equipment	1	24,427	-	24,427
Ron Jon Surf Shop	1	12,000	-	12,000
Ross	2	60,494	-	60,494
Schuler Books	1	24,116	-	24,116
Shopko/K’s Merchandise Mart	1	-	85,229	85,229
Sports Authority	2	41,287	-	16,537
Staples	1	20,388	-	20,388
Steve & Barry’s	21	886,973	-	886,973
TJ Maxx	2	56,886	-	56,886
Value City	1	97,411	-	97,411
XXI	1	24,926	-	24,926
Vacant Anchors:
Shopko (1)	1	-	90,000	90,000
Mervyn’s (2)	1	74,889	-	74,889
	446	14,538,654	31,254,576	45,793,230

(1)	Although store is vacant, rental payments continue to be made.
(2)	Currently being redeveloped by Bon Ton to be a Younkers.
(3)	Hudson closed on January 1, 2008.

Mall Stores

The Malls have approximately 8,658 mall stores. National and regional retail chains (excluding local franchises) lease approximately 85.3% of the occupied mall store GLA. Although mall stores occupy only 28.7% of the total mall GLA (the remaining 71.3% is occupied by anchors), the Malls received 85.0% of their revenues from mall stores for the year ended December 31, 2007.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2007:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2008	1697	$75,733,000	3,396,000	$22.30	14.1%	16.5%
2009	936	61,576,000	2,574,000	23.92	11.5%	12.5%
2010	894	60,990,000	2,225,000	27.41	11.4%	10.8%
2011	745	55,389,000	2,040,000	27.15	10.3%	9.9%
2012	758	61,333,000	2,137,000	28.70	11.5%	10.4%
2013	559	51,746,000	1,962,000	26.37	9.7%	9.5%
2014	377	30,308,000	990,000	30.61	5.7%	4.8%
2015	425	38,086,000	1,370,000	27.80	7.1%	6.6%
2016	388	37,081,000	1,344,000	27.59	6.9%	6.5%
2017	420	35,703,000	1,248,000	28.61	6.7%	6.1%

(1)	Total annualized contractual base rent in effect at December 31, 2007 for all leases that were in occupancy as of December 31, 2007, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2007.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2007.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

	Year Ended December 31,
	2007	2006	2005

Mall store sales (in millions)(1)	$5,095.8	$5,060.1	$4,336.7
Minimum rents	8.3%	8.1%	8.2%
Percentage rents	0.6%	0.7%	0.4%
Tenant reimbursements (2)	3.4%	3.3%	3.2%
Mall tenant occupancy costs	12.3%	12.1%	11.8%

(1)

Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing mall store GLA of 10,000 square feet or less. Represents 100% of sales for the Malls. In certain cases, we own less than a 100% interest in the Malls.

(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges and certain capital expenditures.

Associated Centers

We own a controlling interest in 28 Associated Centers and a non-controlling interest in four Associated Centers. We also own a controlling interest in two Associated Centers that were under construction at December 31, 2007.

Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as TJ Maxx, Target and Goody’s. Associated Centers are managed by the staff at the Mall since it is adjacent to and usually benefits from the customers drawn to the Mall.

We own the land underlying the Associated Centers in fee simple interest, except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

The following table sets forth certain information for each of the Associated Centers as of December 31, 2007:

Associated Center/Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA(1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1969	100%	186,367	186,367	88%	Burlington Coat Factory, Dick’s Sporting Goods, Guitar Center, Office Max (Vacant)
Bonita Lakes Crossing(4) Meridian, MS	1997/1999	100%	138,150	138,150	95%	Books-A-Million, Office Max, Old Navy, Shoe Carnival, TJ Maxx, Toys ‘R’ Us
Chapel Hill Suburban Akron, OH	1969	56.5%	117,088	117,088	98%	H.H. Gregg, Value City
Coastal Grand Crossing Myrtle Beach, SC	2005	50%	14,907	14,907	89%	Lifeway Christian Store
CoolSprings Crossing Nashville, TN	1992	100%	366,466	78,825	98%	American Signature(5), H.H. Gregg(6), Lifeway Christian Store, Target(5), Toys “R” Us(5), Wild Oats(6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	54,474	54,474	100%	Carmike Cinemas
The District at Monroeville Pittsburgh, PA	2004	100%	74,667	74,667	89%	Barnes & Noble, Ulta
Eastgate Crossing Cincinnati, OH	1991	100%	195,011	171,628	78%	Borders, Circuit City (Vacant), Kroger, Office Depot, Office Max(5)
Foothills Plaza Maryville, TN	1983/1986	100%	71,174	71,174	100%	Carmike Cinemas, Dollar General, Foothill’s Hardware, Beds To Go
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PetCo(7), Ross(7), Target(5), TJ Maxx(7)
Georgia Square Plaza Athens, GA	1984	100%	15,393	15,393	100%	Georgia Theatre Company
Governor’s Square Plaza Clarksville, TN	1985(8)	50%	189,930	57,351	100%	Best Buy, Lifeway Christian Store, Premier Medical Group, Target(5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	281,526	155,526	98%	David’s Bridal, Goody’s, Kohl’s, Target(5)
Hamilton Corner Chattanooga, TN	1990/2005	90%	69,389	69,389	100%	PetCo

Associated Center/Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA(1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Hamilton Crossing Chattanooga, TN	1987/2005	92%	200,823	107,710	98%	Cost Plus World Market, Home Goods(9), Guitar Center, Lifeway Christian Store, Michaels(9), TJ Maxx, Toys “R” Us(5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Dollar Tree, Office Depot, PetsMart
The Landing at Arbor Place Atlanta(Douglasville), GA	1999	100%	213,874	136,187	83%	Circuit City(5), Lifeway Christian Store, Michael’s, Shoe Carnival, Toys “R” Us(5)
Layton Hills Convenience Center Layton, UT	1980	100%	94,192	94,192	100%	Big Lots, Dollar Tree, Downeast Outfitters
Layton Hills Plaza Layton, UT	1989	100%	18,801	18,801	84%	None
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	98%	Haverty’s, Design World, H.H. Gregg(10), TJ Maxx
Parkdale Crossing Beaumont, TX	2002	100%	96,102	96,102	98%	Barnes & Noble, Lifeway Christian Store, Office Depot, PetCo
Pemberton Plaza Vicksburg, MS	1986	10%	77,894	26,948	81%	Blockbuster, Kroger(5)
The Plaza at Fayette Mall Lexington, KY	2006	100%	158,676	158,676	98%	Cinemark, Gordman’s, Guitar Center, Old Navy
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	125,301	125,301	99%	Bed Bath & Beyond, Marshall’s, Ross
The Shoppes at Panama City Panama City, FL	2004	100%	61,221	61,221	93%	Best Buy
The Shoppes at St. Clair Square Fairview Heights, IL	2007	56.5%	84,383	84,383	94%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	202,012	100,567	100%	K-Mart(5), Marshall’s, Old Navy, Ross
The Terrace Chattanooga, TN	1997	92%	156,297	117,025	100%	Barnes & Noble, Circuit City(5), Linens ‘N Things, Old Navy, Party City, Staples
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed, Bath & Beyond, Dick’s Sporting Goods, DSW Shoes, Party City
Village at Rivergate Nashville, TN	1981/1998	100%	166,366	66,366	96%	Circuit City, Target(5)
West Towne Crossing Madison, WI	1980	100%	436,878	169,195	100%	Barnes & Noble, Best Buy, Kohls(5), Cub Foods(5), Gander Mountain(5), Office Max(5), Shopko(5)

Associated Center/Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA(1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	99%	Goody’s, Old Navy, Toys “R” Us
Westmoreland Crossing Greensburg, PA	2002	56.5%	277,483	277,483	97%	Carmike Cinema, Dick’s Sporting Goods, Michaels(11), T.J. Maxx(11)
Total Associated Centers			4,899,897	3,375,728	96%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable anchors.
(3)	Includes tenants paying rent for executed leases as of December 31, 2007, and includes leased anchors, regardless of occupancy.
(4)	Bonita Lakes Crossing - The land is ground leased through 2015 with options to extend through June 2035. The annual rent at December 31, 2007 was $23,112.
(5)	Owned by the tenant.
(6)	CoolSprings Crossing - Space is owned by Developers Diversified and subleased to H.H. Gregg and Wild Oats.
(7)	Frontier Square - Space is owned by Albertson's and subleased to PetCo, Ross, and TJ Maxx.
(8)	Governor's Square Plaza - Originally opened in 1985, and was acquired by the Company in June 1997.
(9)	Hamilton Crossing - Former Service Merchandise space is owned by Developers Diversified and subleased to Home Goods and Michaels.
(10)	Madison Plaza - Former Service Merchandise space is owned by Developers Diversified and subleased to H.H. Gregg.
(11)	Westmoreland Crossing - Former Service Merchandise space is owned by Developers Diversified and subleased to Michaels.

Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2007:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as of % of Total Leased GLA (3)
2008	32	$1,626,000	130,000	$12.51	4.1%	4.0%
2009	30	2,047,000	133,000	15.39	5.2%	4.1%
2010	42	4,151,000	466,000	8.91	10.6%	14.3%
2011	30	4,349,000	388,000	11.21	11.1%	11.9%
2012	44	4,985,000	400,000	12.46	12.7%	12.3%
2013	19	2,723,000	220,000	12.38	6.9%	6.7%
2014	16	2,581,000	246,000	10.49	6.6%	7.6%
2015	20	2,739,000	177,000	15.47	7.0%	5.4%
2016	19	2,860,000	181,000	15.80	7.3%	5.6%
2017	18	3,617,000	298,000	12.14	9.2%	9.2%

(1)	Total annualized contractual base rent in effect at December 31, 2007 for all leases that were in occupancy as of December 31, 2007, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2007.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2007.

Community Centers

We own a controlling interest in 13 Community Centers and a non-controlling interest in two Community Centers. We own a controlling interest in three Community Centers that are currently under construction.

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

We own the land underlying the Community Centers in fee simple interest, except for Massard Crossing and Brassfield Shopping Center, which are subject to long-term ground leases for all of the land underlying the properties.

The following table sets forth certain information for each of our Community Centers at December 31, 2007:

Community Center/ Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA(1)	Total Leasable GLA(2)	Percentage GLA Occupied(3)	Anchors
Brassfield Square Greensboro, NC	1989	100%	194,520	194,520	53%	Rush Gym, Stein Mart, Cinemark Cinema
Caldwell Court Greensboro, NC	1961	100%	13,899	13,899	100%	None
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	22,876	89%	Belk
Garden Square Greensboro, NC	1988	100%	24,880	19,990	95%	Blockbuster, Krispy Kreme
High Pointe Commons Harrisburg, PA	2006	50%	306,915	83,912	82%	JCPenney(4), Target(4)
Hunt Village Greensboro, NC	1989	100%	31,268	31,268	95%	None
Lakeview Pointe Stillwater, OK	2006	100%	216,410	216,410	86%	Belk, Linens ‘N Things, Petco, Ross
Massard Crossing Ft. Smith, AR	2001	10%	300,717	98,410	94%	Goody’s, TJ Maxx, Wal*Mart(4)
Milford Marketplace Milford, CT	2007	100%	88,575	88,575	87%	Whole Foods(5)
New Garden Center Greensboro, NC	2001	100%	110,073	94,123	95%	Lowe’s Food, Office Depot
Northwest Center Greensboro, NC	1962	100%	85,856	85,856	98%	TJ Maxx, Ross Dress for Less
Oak Hollow Square High Point, NC	1998	100%	138,673	131,953	99%	Harris Teeter, Stein Mart
Westridge Square Greensboro, NC	1984/1987	100%	215,193	134,636	100%	Kohl’s, Harris Teeter
Willowbrook Plaza Houston, TX	1999	10%	292,425	292,425	87%	American Multi-Cinema, Lane Home Furnishings, Linens ‘N Things
York Town Center York, PA	2007	50%	294,045	294,045	98%	Bed, Bath & Beyond, Best Buy, Dick’s Sporting Goods, Ross, Staples, Ulta

Total Community Centers			2,410,340	1,802,898	87%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable anchors.
(3)	Includes tenants paying rent for executed leases as of December 31, 2007, and includes leased anchors, regardless of occupancy.

(4)	Owned by tenant.
(5)	The space is leased to Whole Foods, but it is uncertain as to whether they will ultimately occupy the space.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2007:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent(2)	Expiring Leases as a % of Total Leased GLA(3)
2008	24	$1,223,000	80,000	$15.29	6.0%	5.0%
2009	25	1,239,000	98,000	12.64	6.1%	6.0%
2010	32	1,778,000	114,000	15.6	8.7%	7.0%
2011	40	1,902,000	102,000	18.65	9.3%	6.3%
2012	38	2,081,000	176,000	11.82	10.2%	10.8%
2013	10	678,000	90,000	7.53	3.3%	5.5%
2014	5	635,000	42,000	15.12	3.1%	2.6%
2015	2	217,000	16,000	13.56	1.1%	1.0%
2016	8	624,000	43,000	14.51	3.1%	2.6%
2017	19	1,750,000	102,000	17.16	8.6%	6.3%

(1)	Total annualized contractual base rent in effect at December 31, 2007 for all leases that were in occupancy as of December 31, 2007, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2007.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2007.

Office Buildings

We own a controlling interest in 13 Office Buildings and a non-controlling interest in six Office Buildings. We own a controlling interest in one office building that is currently under construction.

We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2007, we occupied 65.2% of the total square footage of the building. In December 2006, we commenced construction on a new 76,000 square foot office building located adjacent to our current office building. Our employees will remain in our current building and some of the non-CBL tenants in our current building will relocate to the new building. The new building opened in January 2008.

The following tables set forth certain information for each of our Office Buildings at December 31, 2007:

Office Buildings/ Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA(1)	Total Leasable GLA	Percentage GLA Occupied
First National Bank Building Greensboro, NC	1990	50%	3,774	3,774	100%
First Citizens Bank Building Greensboro, NC	1985	50%	43,088	43,088	84%
Friendly Center Office Building Greensboro, NC	1972	50%	32,478	32,478	96%
Green Valley Office Building Greensboro, NC	1973	50%	27,604	27,604	76%
Suntrust Bank Building Greensboro, NC	1998	100%	107,143	107,143	88%
Lake Pointe Office Building Greensboro, NC	1996	100%	88,088	88,088	88%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	32,693	32,693	76%
Bank of America Building Greensboro, NC	1988	50%	49,327	49,327	100%
Wachovia Office Building Greensboro, NC	1992	50%	12,000	12,000	100%
706 Green Valley Road Building Greensboro, NC	1986	100%	139,050	139,050	82%
Westridge Suites Greensboro, NC	1997	100%	11,187	11,187	81%
1500 Sunday Drive Raleigh, NC	2000	100%	61,227	61,227	98%
Two Oyster Point Newport News, VA	1985	100%	39,049	39,049	100%
One Oyster Point Newport News, VA	1984	100%	36,610	36,610	94%
840 Greenbrier Circle Chesapeake, VA	1983	100%	48,756	48,756	93%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
Peninsula Business Center II Newport News, VA	1985	100%	40,430	40,430	100%
Peninsula Business Center I Newport News, VA	1985	100%	21,923	21,923	100%
CBL Center I Chattanooga, TN	2001	92%	126,423	126,423	96%
Total Office Buildings			1,002,168	1,002,168	92%

(1) Includes total square footage of the offices. Does not include future expansion areas.

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2007:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent(2)	Expiring Leases as a % of Total Leased GLA(3)
2008	51	$3,292,000	174,000	$18.92	16.1%	10.8%
2009	26	2,729,000	176,000	15.51	13.4%	10.9%
2010	31	1,518,000	82,000	18.51	7.4%	5.0%
2011	17	2,180,000	117,000	18.63	10.7%	7.2%
2012	16	1,967,000	115,000	17.1	9.6%	7.1%
2013	5	233,000	14,000	16.64	1.1%	0.9%
2014	5	1,183,000	83,000	14.25	5.8%	5.2%
2015	3	404,000	12,000	33.67	2.0%	0.7%
2016	5	1,638,000	87,000	18.83	8.0%	5.4%
2017	—	—	—	—	0.0%	0.0%

(1)	Total annualized contractual base rent in effect at December 31, 2007 for all leases that were in occupancy as of December 31, 2007, including rent for space that is leased but not occupied.

(2)	Total annualized contractual base rent of expiring leases as a pecentage of the total annualized base rent of all leases that were executed as of December 31, 2007.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2007.

Mortgages

We own 16 mortgages that are collateralized by first mortgages or wrap-around mortgages on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2007 (in thousands):

Property	Our Ownership Interest	Interest Rate		Principal Balance as of 12/31/07 (1)	Annual Debt Service	Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)

Consolidated Debt
Malls:
Alamance Crossing	100%	6.20%	(4)	$62,528	$3,877	Sep-09	$62,528	Open
Arbor Place	100%	6.51%		73,058	6,610	Jul-12	63,397	Open
Asheville Mall	100%	6.98%		65,757	5,677	Sep-11	61,229	Open
Bonita Lakes Mall	100%	6.82%		24,199	2,503	Oct-09	22,539	Open
Brookfield Square	100%	5.08%		101,726	6,822	Nov-15	85,601	Nov-08
Burnsville Center	100%	8.00%		65,164	6,900	Aug-10	60,341	Open
Cary Towne Center	100%	6.85%		83,597	7,077	Mar-09	81,961	Open
Chapel Hill Mall *	100%	6.10%		75,750	5,599	Aug-16	64,609	Aug-09
CherryVale Mall	100%	5.00%		90,905	6,055	Oct-15	76,647	Oct-08
Chesterfield Mall *	100%	5.96%		140,000	8,344	Sep-16	140,000	Sep-09
Citadel Mall	100%	5.68%		74,553	5,226	Apr-17	62,525	Apr-10
Columbia Place	100%	5.45%		30,945	2,493	Sep-13	25,512	Open
CoolSprings Galleria	100%	6.22%		125,161	9,618	Sep-10	112,700	Open
Cross Creek Mall	100%	5.00%		60,983	5,401	Apr-12	56,520	Open
East Towne Mall	100%	5.00%		77,473	5,153	Nov-15	65,231	Nov-08
Eastgate Mall	100%	4.55%	(3)	54,374	3,501	Dec-09	52,321	Open

Property	Company Ownership Interest	Interest Rate	Principal Balance as of 12/31/07 (¹)	Annual Debt Service	Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	59,400	Dec-08
Fashion Square	100%	6.51%	55,937	5,061	Jul-12	48,540	Open
Fayette Mall	100%	7.00%	90,220	7,824	Jul-11	84,096	Open
Greenbrier Mall *	100%	5.91%	83,570	6,055	Aug-16	70,965	Aug-08
Hamilton Place	90%	5.86%	115,014	8,292	Aug-16	97,757	Aug-08
Hanes Mall	100%	7.31%	99,598	10,726	Jul-08	97,551	Open
Hickory Hollow Mall	100%	6.77%	82,254	7,723	Aug-08	80,847	Open	(7)
Hickory Point Mall	100%	5.85%	32,288	2,347	Dec-15	27,690	Dec-08
Honey Creek Mall	100%	4.75%	31,002	2,786	May-09	30,122	Open
Janesville Mall	100%	8.38%	11,115	1,857	Apr-16	-	Open
Jefferson Mall	100%	6.51%	40,697	3,682	Jul-12	35,316	Open
Laurel Park Place	100%	5.00%	48,881	4,985	Dec-12	44,096	Open
Layton Hills Mall	100%	5.66%	106,571	7,453	Apr-17	89,327	Apr-10
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14	113,400	Open
Mall of Acadiana *	100%	5.67%	149,102	10,435	Apr-17	124,998	Apr-10
Meridian Mall	100%	4.52%	86,288	6,416	Oct-08	84,588	Open
Mid Rivers Mall *	100%	5.66%	78,748	4,457	Nov-11	78,748	Open
Midland Mall	100%	6.10%	37,383	2,763	Aug-16	31,885	Aug-08
Monroeville Mall	100%	5.30%	124,050	10,363	Jan-13	105,507	Open
Northpark Mall	100%	5.50%	38,991	3,171	Mar-14	32,250	Open
Northwoods Mall	100%	6.51%	58,267	5,271	Jul-12	50,562	Open
Oak Hollow Mall	75%	7.31%	39,723	4,709	Feb-08	39,567	Open
Oak Park Mall	100%	5.85%	275,700	16,128	Dec-15	275,700	Dec-08
Old Hickory Mall	100%	6.51%	32,271	2,920	Jul-12	28,004	Open
Panama City Mall	100%	7.30%	38,290	3,373	Aug-12	36,089	Open
Park Plaza Mall *	100%	4.90%	39,885	3,943	May-10	38,606	Open
Parkdale Mall	100%	5.01%	51,581	4,003	Sep-10	47,408	Open
Randolph Mall	100%	6.50%	14,072	1,272	Jul-12	12,209	Open
Regency Mall	100%	6.51%	31,913	2,887	Jul-12	27,693	Open
Rivergate Mall	100%	6.77%	66,477	6,240	Aug-08	65,479	Open	(7)
South County Center *	100%	5.50%	80,514	5,515	Oct-13	70,625	Open
Southpark Mall	100%	5.10%	35,067	3,308	May-12	30,763	Open
St. Clair Square *	100%	7.00%	61,810	6,361	Apr-09	58,975	Open
Stroud Mall	100%	8.42%	30,581	2,977	Dec-10	29,385	Open
Valley View Mall	100%	5.10%	42,567	4,362	Sep-10	40,495	Open
Volusia Mall	100%	4.75%	52,314	4,259	Mar-09	51,265	Open
Wausau Center	100%	6.70%	12,133	1,238	Dec-10	10,725	Open
West County Center *	100%	5.82%	158,209	11,189	Apr-13	140,958	Open
West Towne Mall	100%	5.00%	109,430	7,279	Nov-15	92,139	Nov-08
WestGate Mall	100%	6.50%	50,551	4,570	Jul-12	43,860	Open
Westmoreland Mall *	100%	5.05%	75,895	5,993	Jan-13	63,175	Open
York Galleria	100%	8.34%	48,874	4,727	Dec-10	46,932	Open
			4,096,806	318,966

Property	Company Ownership Interest	Interest Rate		Principal Balance as of 12/31/07 (¹)	Annual Debt Service	Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Associated Centers:
Bonita Lakes Crossing	100%	6.82%		7,582	784	Oct-09	7,062	Open
Courtyard at Hickory Hollow	100%	6.77%		3,829	360	Aug-08	3,764	Open	(7)
Eastgate Crossing	100%	5.66%		16,594	1,159	May-17	13,862	May-10
Hamilton Corner	90%	5.67%		16,904	1,183	Apr-17	14,341	Apr-10
Parkdale Crossing	100%	5.01%		8,144	632	Sep-10	7,507	Open
The Landing At Arbor Place	100%	6.51%		8,247	746	Jul-12	7,157	Open
The Plaza at Fayette	100%	5.67%		44,017	3,081	Apr-17	36,819	Apr-10
The Shoppes at St. Clair *	100%	5.67%		22,306	1,562	Apr-17	18,702	Apr-10
Village At Rivergate	100%	6.77%		3,140	295	Aug-08	3,086	Open	(7)
WestGate Crossing	100%	8.42%		9,272	907	Jul-10	8,954	Open
				140,035	10,709
Community Centers:
Lakeview Pointe	100%	5.97%	(4)	19,239	1,149	Nov-08	19,239	Open
Massard Crossing, Pemberton Plaza and Willowbrook Plaza	10%	7.54%		36,535	3,264	Feb-12	34,230	Open	(8)
Southaven Towne Center	100%	5.50%		45,434	3,134	Jan-17	37,969	Jan-09
				101,208	7,547
Other:
CBL Center	92%	6.25%		13,922	1,108	Aug-12	12,662	Open
Secured Credit Facilities	100%	5.70%	(5)	576,000	32,832	(6)	576,000	Open
Unsecured Credit Facilities	100%	5.97%	(4)	839,032	50,090	(7) (12)	839,032	Open
				1,428,954	84,030
Construction Properties:
The Pavilion at Port Orange	50%	6.38%	(4)	6,059	387	Jun-08	6,059	Open
Hammock Landing	50%	6.38%	(4)	2,999	191	Jun-08	2,999	Open
Milford Marketplace	100%	6.06%	(4)	16,257	985	Dec-08	16,257	Open
CBL Center II	92%	6.49%	(4)	7,503	487	Aug-09	7,503	Open
Pearland Towne Center	100%	6.21%	(4)	42,992	2,670	Jul-10	42,992	Open
Settlers Ridge	60%	5.54%	(4)	3,194	177	Dec-10	3,194	Open
				79,004	4,897

Unamortized Premiums and Other:			(9)	23,311	-

Total Consolidated Debt				$5,869,318	$426,149

Unconsolidated Debt:

Coastal Grand-Myrtle Beach	50%	5.09%		$93,184	$7,078	Oct-14	$74,423	Open
Governor’s Square	48%	8.23%		28,506	3,476	Sep-16	14,144	Open
Gulf Coast Towne Center	50%	5.60%		190,800	10,685	Jul-17	190,800	Jul-10
High Pointe Commons	50%	5.74%		15,513	890	May-17	15,513	Open
Imperial Valley Mall	60%	4.99%		58,019	3,859	Sep-15	49,019	Sep-08

Property	Company Ownership Interest	Interest Rate		Principal Balance as of 12/31/07 (¹)	Annual Debt Service	Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Kentucky Oaks Mall	50%	5.27%		29,222	2,429	Jan-17	19,223	Jan-10
Parkway Place	45%	6.10%	(4)	53,200	3,245	Jun-08	53,200	Open	(10)
Plaza del Sol	51%	9.15%		1,876	796	Aug-10	-	Open
Shops at Friendly Center	50%	5.90%		44,485	3,203	Jan-17	37,639	Jan-10
Triangle Town Center	50%	5.74%		200,000	14,367	Dec-15	170,715	Dec-08
York Towne Center	50%	6.50%	(13)	35,008	2,276	Oct-11	35,008	Open
Total Unconsolidated Debt				$749,813	$52,304

Total Consolidated and Unconsolidated Debt				$6,619,131	$478,453

Company’s Pro-Rata Share of Total Debt (11)				$6,227,943	$425,554

*	The Company owns 100% of the common stock of the entity that owns these Properties. Therefore, the Company is obligated for 100% of the debt balance.
(1)	The amount listed includes 100% of the loan amount even though the Company may have less than an 100% ownership interest in the property.
(2)	Prepayment premium is based on yield maintenance or defeasance.
(3)	The Company holds a B-Note in the amount of $7.75 million on Eastgate Mall. The Company and its joint venture partner each hold a B-Note in the amount of $9.0 million for Coastal Grand - Myrtle Beach.
(4)	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2007. The note is prepayable at any time without prepayment penalty.
(5)

Represents the weighted average interest rate on four secured credit facilities. The interest rate on three secured facilities is at a spread of 0.80% over LIBOR and the interest rate on the fourth line is 0.90% over LIBOR.

(6)	The four secured credit facilities mature at various dates from February 2009 to April 2010.
(7)	The mortgages are cross-collateralized and cross-defaulted.
(8)	The mortgages are cross-collateralized and cross-defaulted and are prepayable at any time by defeasance.
(9)

Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition date.

(10)	The Company owns 45% of Parkway Place but guarantees 50% of the debt.
(11)	Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding minority investors' share of consolidated debt on shopping center properties.
(12)	The two unsecured credit facilities mature at various date from August 2008 to November 2010.

(13)	The Company owns 50% of York Towne Center and guarantees up to $4.0 million of its debt.

ITEM 3. LEGAL PROCEEDINGS

We are currently involved in certain litigation that arises in the ordinary course of our business. We believe that the pending litigation will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Exchange. The stock symbol is “CBL”. Quarterly closing prices and dividends paid per share of Common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2007:
March 31	$50.36	$42.05	$0.5050
June 30	$47.90	$35.64	$0.5050
September 30	$37.93	$28.36	$0.5050
December 31	$37.21	$23.45	$0.5450

2006:
March 31	$44.30	$39.32	$0.4575
June 30	$42.49	$35.80	$0.4575
September 30	$42.79	$37.32	$0.4575
December 31	$44.10	$40.03	$0.5050

There were approximately 554 shareholders of record for our common stock as of February 25, 2008.

Future dividend distributions are subject to our actual results of operations, economic conditions and such other factors as our board of directors deems relevant. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III, Item 12 contained herein for information regarding securities authorized for insurance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (3)
Oct. 1–31, 2007	9,094	$32.24	—	$94,830,715
Nov. 1–30, 2007	—	—	—	$94,830,715
Dec. 1–31, 2007	—	—	—	$94,830,715
Total	9,094	$32.24		$94,830,715

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

(3)

Represents the approximate dollar value of shares of common stock that may be repurchased, as of the end of each respective period, pursuant to the August 2007 plan, referenced in Note 8 of the Notes to Financial Statements included herein in Part II, Item 8, prior to it’s expiration in August 2008.

ITEM 6. SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended December 31, (1)
	2007	2006	2005	2004	2003
Total revenues	$ 1,040,627	$ 995,502	$ 900,419	$ 774,336	$ 683,358
Total expenses	615,610	581,452	500,938	433,670	370,141
Income from operations	425,017	414,050	399,481	340,666	313,217
Interest and other income	10,923	9,084	6,831	3,355	2,485
Interest expense	(287,884)	(257,067)	(208,183)	(177,219)	(153,321)
Loss on extinguishment of debt	(227)	(935)	(6,171)	-	(167)
Impairment of marketable securities	(18,456)	-	-	-	-
Gain on sales of real estate assets	15,570	14,505	53,583	29,272	77,765
Gain on sale of management contracts	-	-	21,619	-	-
Equity in earnings of unconsolidated affiliates	3,502	5,295	8,495	10,308	4,941
Income tax provision	(8,390)	(5,902)	-	-	-
Minority interest in earnings:
Operating partnership	(46,246)	(70,323)	(112,061)	(85,186)	(106,532)
Shopping center properties	(12,215)	(4,136)	(4,879)	(5,365)	(2,758)
Income from continuing operations	81,594	104,571	158,715	115,831	135,630
Discontinued operations	7,553	12,930	3,760	5,280	8,509
Net income	89,147	117,501	162,475	121,111	144,139
Preferred dividends	(29,775)	(30,568)	(30,568)	(18,309)	(19,633)
Net income available to common shareholders	$ 59,372	$ 86,933	$ 131,907	$ 102,802	$ 124,506
Basic earnings per common share:
Income from continuing operations, net of preferred dividends	$ 0.79	$ 1.16	$ 2.04	$ 1.58	$ 1.94
Net income available to common shareholders	$ 0.91	$ 1.36	$ 2.10	$ 1.67	$ 2.08
Weighted average shares outstanding	65,323	63,885	62,721	61,602	59,872
Diluted earnings per common share:
Income from continuing operations, net of preferred dividends	$ 0.79	$ 1.13	$ 1.98	$ 1.52	$ 1.86
Net income available to common shareholders	$ 0.90	$ 1.33	$ 2.03	$ 1.61	$ 2.00
Weighted average shares and potential dilutive common shares outstanding	65,913	65,269	64,880	64,004	62,386
Dividends declared per common share	$ 2.06000	$ 1.87750	$ 1.76625	$ 1.49375	$ 1.34500

	December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Net investment in real estate assets	$ 7,402,278	$ 6,094,251	$ 5,944,428	$ 4,894,780	$ 3,912,220
Total assets	8,105,047	6,518,810	6,352,322	5,204,500	4,264,310
Total mortgage and other notes payable	5,869,318	4,564,535	4,341,055	3,371,679	2,738,102
Minority interests	920,297	559,450	609,475	566,606	527,431
Shareholders’ equity:
Redeemable preferred stock 12	12	32	32	32	25
Other Shareholder’s equity	920,536	1,084,824	1,081,490	1,054,119	837,275
Total shareholder’s equity	$ 920,548	$ 1,084,856	$ 1,081,522	$ 1,054,151	$ 837,300
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$ 470,278	$ 388,911	$ 396,098	$ 337,489	$ 274,349
Investing activities	(1,103,121)	(347,239)	(714,680)	(612,892)	(333,378)
Financing activities	669,969	(41,810)	321,654	280,837	66,007

Funds From Operations (FFO) of the Operating Partnership (2)	361,528	390,089	389,958	310,405	271,589
FFO allocable to Company shareholders	203,613	215,797	213,736	169,725	146,552

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

As of December 31, 2007, we owned controlling interests in 75 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), 13 community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2007, we owned non-controlling interests in nine regional malls, four associated centers, two community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. At December 31, 2007, we had four mall expansions, two associated/lifestyle centers, three community centers, a mixed-use center, and an office building under construction.

The year ended December 31, 2007, was an uncharacteristically disappointing year for us. After a nearly uninterrupted thirteen year track record of solid growth in Funds From Operations, we posted negative growth in 2007. Funds From Operations is a key performance measure for real estate companies. Please see the more detailed discussion of Funds From Operations on page 66.

Our results for the year were impacted by a combination of factors. The contribution to 2007 results of operations from certain new development and redevelopment projects were negatively impacted by delays in getting certain tenants open. We did not complete any acquisitions in 2006 from which we could benefit. Same-store sales for mall tenants of 10,000 square feet or less for stabilized malls were flat for the year as compared to the 3% to 4% increases we have experienced in recent years. We were also challenged by inflation, particularly as it relates to higher utility costs, as well as higher interest costs for a majority of the year.

The economy had an impact on consumer spending in 2007 and retailers are off to a slower start in 2008. As a result, some retailers have reduced their growth plans for 2009. Therefore, we are taking a more guarded approach to our business. However, retailer growth plans and the retail real estate business have always had a long-term perspective, and we as well continue to have a long-term perspective. Certain retailers have announced store closures or bankruptcy in 2008 and it is possible there may be additional announcements. Based on the announcements made to date, the impact on our portfolio is not expected to be significant. We believe that store closures and bankruptcies provide an opportunity to enhance the overall credit quality of our retailers and provide us with an opportunity to increase the productivity in our malls, both in terms of rents and sales. We see great opportunity when capital is constrained. The limit on capital availability also tends to reduce new development competition in the marketplace. Because of our ability to access capital, we believe that we will have a competitive advantage when retailers start to reallocate a larger portion of their open-to-buys to developers that are proven and have ready access to capital.

We are cautiously optimistic going into 2008. Our results should benefit from the expansions and enhancements that we made to our existing portfolio in 2007, as well as new development projects that are scheduled to open in 2008. Additionally, contributions from the properties that we acquired in the fourth quarter of 2007 should enhance the overall growth profile of our portfolio. While we are keeping a watchful eye on the state of the economy and health of retailers, we will continue our focus on executing our strategy to achieve long-term growth.

Results of Operations

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2007, compared to the year ended December 31, 2006:

▪	Since January 1, 2006, we have acquired or opened five malls and open-air centers, two associated centers, 15 community centers and 18 office buildings, as follows:

Property	Location	Date Acquired / Opened
Acquisitions:
Chesterfield Mall	St. Louis, MO	October 2007
Friendly Center and The Shops at Friendly (50/50 joint venture) (1)	Greensboro, NC	November 2007
Mid Rivers Mall	St. Peters, MO	October 2007
South County Center	St. Louis, MO	October 2007
West County Center	St. Louis, MO	October 2007
Brassfield Square	Greensboro, NC	November 2007
Caldwell Court	Greensboro, NC	November 2007
Garden Square	Greensboro, NC	November 2007
Hunt Village	Greensboro, NC	November 2007
New Garden Center	Greensboro, NC	November 2007
Northwest Center	Greensboro, NC	November 2007
Oak Hollow Square	High Point, NC	November 2007
Westridge Square	Greensboro, NC	November 2007
1500 Sunday Drive Office Building	Raleigh, NC	November 2007
Portfolio of Five Office Buildings	Greensboro, NC	November 2007
Portfolio of Two Office Buildings	Chesapeake, VA	November 2007
Portfolio of Four Office Buildings	Newport News, VA	November 2007
Portfolio of Six Office Buildings (50/50 joint venture) (1)	Greensboro, NC	November 2007

New Developments:
The Plaza at Fayette Mall	Lexington, KY	October 2006
High Pointe Commons (50/50 joint venture) (1)	Harrisburg, PA	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
The Shops at Pineda Ridge (2)	Melbourne, FL	November 2006
Alamance Crossing East	Burlington, NC	August 2007
York Town Center (50/50 joint venture) (1)	York, PA	September 2007
Cobblestone Village at Palm Coast	Palm Coast, FL	October 2007
The Shoppes at St. Clair Square	Fairview Heights, IL	March 2007
Milford Marketplace	Milford, CT	October 2007

(1) These properties are held in entities that are accounted for using the equity method of accounting. Therefore, the results of operations for these properties are included in Equity in Earnings of Unconsolidated Affiliates in the accompanying consolidated statements of operations.

(2) The Shops at Pineda Ridge was sold in December 2007. The results of operations of this property are presented in Discontinued Operations for all periods presented in the accompanying consolidated statements of operations.

The above properties, excluding those that are accounted for using the equity method of accounting or included in Discontinued Operations, are collectively referred to as the “2007 New Properties” in this section. Properties that were in operation for the entire period during 2007 and 2006 are referred to as the “2007 Comparable Properties.”

Revenues

The $43.7 million increase in rental revenues and tenant reimbursements was attributable to increases of $29.8 million from the 2007 New Properties and $13.9 million from the 2007 Comparable Properties. The increase in revenues of the 2007 Comparable Properties was driven by our ability to achieve average gross rents that were higher as compared to 2006 through our new and renewal leasing efforts, as well as an increase of $2.5 million in specialty leasing income. This was partially offset by the impact of a 90 basis points reduction in the occupancy of the 2007 Comparable Properties, a reduction of $1.5 million in percentage rents, and a reduction of $6.0 million in lease termination fees.

Our cost recovery ratio declined to 101.1% for 2007 from 104.0% for 2006. The decline results primarily from increases of $2.0 million in snow removal expense and $2.6 million in bad debt expense.

The increase in management, development and leasing fees of $2.9 million was primarily attributable to increases of $1.4 million in development fees related to joint venture developments, $0.8 million in commissions from outparcel sales at joint venture properties, and $0.8 million in financing fees from joint venture properties, partially offset by a reduction of $0.2 million in management fees.

Other revenues decreased by $1.5 million primarily because our subsidiary that provides security and maintenance services to third parties did not renew certain contracts. Accordingly, there is a corresponding decrease in other expenses that is discussed below.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, increased $21.1 million as a result of $7.6 million of expenses attributable to the 2007 New Properties and $13.5 million related to the 2007 Comparable Properties. The increase in property operating expenses of the 2007 Comparable Properties is attributable to increases in utility costs, annual compensation increases for property management personnel, bad debt expense and snow removal costs. Additionally, real estate tax expense was higher for the 2007 Comparable Properties as a result of prior year tax settlements and increased assessments on certain properties.

The increase in depreciation and amortization expense of $15.3 million resulted from increases of $12.8 million from the 2007 New Properties and $2.5 million from the 2007 Comparable Properties. The increase attributable to the 2007 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

General and administrative expenses decreased $1.7 million primarily as a result of a reduction of $2.3 million in reserves for non-income taxes. This was partially offset by increases related to additional salaries and benefits for the personnel added to manage the 2007 New Properties combined with annual compensation increases for existing personnel. As a percentage of revenues, general and administrative expenses decreased to 3.6% in 2007 compared with 4.0% in 2006.

We recognized a loss on impairment of real estate assets of $0.5 million during 2006, which resulted from a loss of $0.3 million on the sale of two community centers in May 2006 and a loss of $0.2 million on the sale of land in December 2006. There was no loss on impairment of real estate assets during 2007.

Other Income and Expenses

Interest expense increased $30.8 million primarily due to the debt on the 2007 New Properties, the refinancings that were completed on the 2007 Comparable Properties and borrowings used to redeem our Series B preferred stock on June 28, 2007. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to the 2006, the total outstanding principal amounts have increased.

During 2007, we recorded an $18.5 million non-cash write-down related to an investment in marketable real estate securities. The impairment resulted from a significant and sustained decline in the market value of the securities. There were no realized investment losses in 2006.

During 2007, we recognized gain on sales of real estate assets of $15.6 million related to the sale of 14 parcels of land, while the gain of $14.5 million in 2006 related to the sale of 13 land parcels.

Equity in earnings of unconsolidated affiliates decreased by $1.8 million in 2007, primarily due to our share of losses in Gulf Coast Town Center and High Pointe Commons. During the fourth quarter of 2007, we reconsidered the variable interest entity status of the joint venture that owns Gulf Coast Town Center and determined that it should be accounted for as an unconsolidated affiliate using the equity method of accounting. Therefore, we stopped accounting for it as a consolidated entity and began recording our share of its results as equity in earnings. At High Pointe Commons, the anchors opened earlier in 2006, but many of the small shops did not take occupancy until later in the year. At December 31, 2007, High Point Commons was 89.2% leased and committed, but actual occupancy was 81.5%. The decrease described above was partially offset by continued growth in the operations of our remaining joint ventures.

The income tax provision of $8.4 million for 2007 relates to the earnings of our taxable REIT subsidiary and consists of provisions for current and deferred income taxes of $6.0 million and $2.4 million, respectively. During 2006, we recorded an income tax provision of $5.9 million, consisting of current and deferred income taxes of $5.7 million and $0.2 million, respectively. We have cumulative share-based compensation deductions that can be used to offset the current income tax payable; therefore, the payable for current income taxes has been reduced to zero by recognizing a portion of the benefit of the cumulative stock-based compensation deductions.

We recognized gain and income from discontinued operations of $7.6 million during 2007, which represents a decline of $5.3 million from the $12.9 million of gain and income from discontinued operations that we recognized during 2006. Discontinued operations in 2007 reflects the results of operations and gain on disposal of Twin Peaks Mall and The Shops at Pineda Ridge, plus the true up of estimated expenses to actual amounts for properties sold during previous years. Discontinued operations in 2006 reflect the results of operations and gain on disposal of five community centers that were sold during May 2006 plus the results of operations of the mall and community center that were sold in 2007.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following significant transactions impacted the consolidated results of operations for the year ended December 31, 2006, compared to the year ended December 31, 2005:

▪	Since January 1, 2005, we have acquired or opened eight malls, two open-air centers, three associated centers and three community centers as follows:

Property	Location	Date Acquired / Opened
Acquisitions:
Laurel Park Place	Livonia, MI	June 2005
The Mall of Acadiana	Lafayette, LA	July 2005
Layton Hills Mall	Layton, UT	November 2005
Layton Hills Convenience Center	Layton, UT	November 2005
Oak Park Mall	Overland Park, KS	November 2005
Eastland Mall	Bloomington, IL	November 2005
Hickory Point Mall	Forsyth, IL	November 2005
Triangle Town Center (50/50 joint venture) (1)	Raleigh, NC	November 2005
Triangle Town Place (50/50 joint venture) (1)	Raleigh, NC	November 2005

New Developments:
Imperial Valley Mall (60/40 joint venture) (1)	El Centro, CA	March 2005
Southaven Towne Center	Southaven, MS	October 2005
Gulf Coast Town Center – Phase I & II anchors	Ft. Myers, FL	November 2005/
(50/50 joint venture)		November 2006
The Plaza at Fayette Mall	Lexington, KY	October 2006
High Pointe Commons (50/50 joint venture) (1)	Harrisburg, PA	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
The Shops at Pineda Ridge (2)	Melbourne, FL	November 2006

(1) These properties are held in entities that are accounted for using the equity method of accounting. Therefore, the results of operations for these properties are included in Equity in Earnings of Unconsolidated Affiliates in the accompanying consolidated statements of operations.

(2) The Shops at Pineda Ridge was sold in December 2007. The results of operations of this property are presented in Discontinued Operations for all periods presented in the accompanying consolidated statements of operations.

▪

In August 2005, Galileo America LLC (“Galileo America”) redeemed our 8.4% ownership interest by distributing two community centers to us and we sold our management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”). See Note 5 to the consolidated financial statements for a more thorough discussion of these transactions.

The above properties, excluding those that are accounted for using the equity method of accounting or included in Discontinued Operations, are collectively referred to as the “2006 New Properties” in this section. Properties that were in operation for the entire period during 2006 and 2005 are referred to as the “2006 Comparable Properties.”

Revenues

The $106.6 million increase in rental revenues and tenant reimbursements was primarily attributable to increases of $91.2 million from the 2006 New Properties and $15.4 million from the 2006 Comparable Properties. These increases included $4.6 million and $2.8 million of lease termination fees for the 2006 New Properties and the 2006 Comparable Properties, respectively.

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

Other revenues increased by $3.9 million due to growth of our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, increased $27.5 million as a result of $28.3 million of expenses attributable to the 2006 New Properties and a reduction of $0.8 million related to the 2006 Comparable Properties.

The increase in depreciation and amortization expense of $50.4 million resulted from increases of $39.7 million from the 2006 New Properties and $10.8 million from the 2006 Comparable Properties. The increase attributable to the 2006 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses increased $0.3 million during 2006. Increases related to additional salaries and benefits for the personnel added to manage the 2006 New Properties combined with annual compensation increases for existing personnel were offset by a reduction in expenses related to individuals that were terminated in connection with the sale of our management and advisory contracts with Galileo America in August 2005. Additionally, our investment in developments in progress increased as compared to the same period a year ago, which has resulted in a larger amount of overhead expense being capitalized than compared to the same period a year ago. As a percentage of revenues, general and administrative expenses decreased to 4.0% in 2006 compared with 4.4% in 2005.

We recognized a loss on impairment of real estate assets of $0.5 million during 2006, which resulted from a loss of $0.3 million on the sale of two community centers in May 2006 and a loss of $0.2 million on the sale of land in December 2006. During 2005, we recognized a loss on impairment of real estate assets of $1.3 million, which resulted from a $1.0 million reduction in the carrying value of assets identified as held for sale at December 31, 2005 and an additional loss of $0.3 million related to the properties that were sold to Galileo America in January 2005 to true up the estimated losses to actual.

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

Discontinued operations in 2006 are related to five community centers that were sold during May 2006 plus the results of operations of the mall and community center that were sold in 2007. Discontinued operations in 2005 are related to five community centers located throughout Michigan that were sold in March 2005 plus the operations of the mall and community centers that were sold in 2007 and 2006.

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants achieving the highest levels of sales during the fourth quarter because of the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, the malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Coastal Grand-Myrtle Beach in Myrtle Beach, SC, which opened in March 2004; Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; Gulf Coast Town Center in Ft. Myers, FL, which opened in November 2005; and Alamance Crossing East in Burlington, NC, which opened in August 2007.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2007	2006
Malls	91.9%	92.6%
Associated centers	4.2%	3.9%
Community centers	0.9%	0.7%
Mortgages, office building and other	3.0%	2.8%

Sales and Occupancy Costs

Mall store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls were flat on a comparable per square foot basis at $346 per square foot for 2007 and 2006.

Occupancy costs as a percentage of sales for the stabilized malls were 12.2% and 12.1% for 2007 and 2006, respectively.

Occupancy

Our portfolio occupancy is summarized in the following table:

	December 31,
	2007	2006
Total portfolio	94.0%	94.1%
Total mall portfolio	94.0%	94.4%
Stabilized malls	94.2%	94.5%
Non-stabilized malls	90.0%	91.7%
Associated centers	95.9%	93.6%
Community centers	87.5%	85.6%

The occupancy rates as of December 31, 2007 exclude any newly-acquired properties. Our actual portfolio occupancy was negatively impacted by the properties that were acquired during the fourth quarter of 2007, which had an overall occupancy less than our existing portfolio.

In October 2007, Bombay announced that it would be entering Chapter 11 and closing its stores. We currently have 14 Bombay locations, representing 59,000 square feet and $2.1 million in annual gross rents. We currently are in negotiations with replacement tenants for over a third of this space.

Several retailers have announced bankruptcies and store closures subsequent to December 31, 2007. Ann Taylor announced that it would be closing over 100 underperforming stores over the next three years as their leases come up for renewal. Currently, we are aware of only one store in our portfolio that will be impacted.

Talbot’s announced that it will be closing their Kids and Mens divisions. We have two Talbot’s Kids stores in our portfolio and are currently in negotiations with replacement tenants. Friedman’s Jewelers has filed for bankruptcy. We have 23 stores representing 34,000 square feet and $1.75 million in annual base rent. Average occupancy cost for the Friedman’s stores is approximately 12.0%, therefore, we do not anticipate that a significant number of these stores will be impacted.

Leasing

Average annual base rents per square foot were as follows for each property type:

	December 31,
	2007	2006
Stabilized malls	$ 29.20	$ 28.03
Non-stabilized malls	26.70	27.77
Associated centers	11.78	11.32
Community centers	11.76	14.21
Other	16.97	19.48

During 2007, we achieved positive results from new and renewal leasing of comparable small shop space for spaces that were previously occupied as summarized in the following table:

Property Type	Square Feet	Prior Base Rent PSF	New Initial Base Rent PSF	% Change Initial	New Average Base Rent PSF	% Change Average

All Property Types (1)	2,857,412	$ 34.23	$ 36.77	7.4%	$ 37.52	9.6%
Stabilized Malls	2,674,937	35.33	38.01	7.6%	38.76	9.7%
New leases	972,808	37.58	44.27	17.8%	45.56	21.2%
Renewal leases	1,702,129	34.05	34.44	1.1%	34.88	2.4%

(1)	Includes stabilized malls, associated centers, community centers and other.

Liquidity and Capital Resources

We had $65.8 million of unrestricted cash and cash equivalents as of December 31, 2007, an increase of $37.1 million from December 31, 2006. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash provided by operating activities increased $81.4 million to $470.3 million for the year ended December 31, 2007. The increase was primarily attributable to an increase in our accounts payable and accrued liabilities as compared to the corresponding amounts at December 31, 2006.

Debt

Our $560.0 million unsecured credit facility matures during 2008. Additionally, $193.0 million of the unsecured credit facility that was used to fund our acquisition of the Starmount Properties matures in 2008. We have extension options that are available to us on each of these credit facilities. Our remaining secured credit facilities mature in 2009 and 2010 and each has extension options that are available to us. After considering the extension options we have available on our credit facilities, we have approximately $380.0 million of non-recourse debt maturing in 2008. We are currently working with lenders on refinancing opportunities for each of these loans and anticipate that we will be able to successfully refinance or extend each of these loans.

We completed certain financings and refinancings prior to the tightening of the capital markets during the latter part of 2007. During 2007, we borrowed $1.4 billion under mortgage and other notes payable and paid $305.4 million to reduce outstanding borrowings. We also assumed $458.2 million of mortgage notes payable in conjunction with acquisitions of properties. We paid $0.2 million in prepayment fees in connection with the retirement of a loan before its scheduled maturity date during 2007 and paid $8.6 million in financing costs in connection with the new borrowings.

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated Properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total Pro Rata Share	Weighted Average Interest Rate (1)
December 31, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$ 4,543,515	$ (24,236)	$ 335,903	$ 4,855,182	5.79%
Variable-rate debt:
Recourse term loans on operating properties	81,767	-	44,104	125,871	6.19%
Construction loans	79,004	(2,517)	5,371	81,858	6.28%
Lines of credit (2)	1,165,032	-	-	1,165,032	6.12%
Total variable-rate debt	1,325,803	(2,517)	49,475	1,372,761	6.14%
Total	$ 5,869,318	$ (26,753)	$ 385,378	$ 6,227,943	5.87%

December 31, 2006:
Fixed-rate debt:
Non-recourse loans on operating properties	$ 3,517,710	$ (56,612)	$ 218,203	$ 3,679,301	5.97%
Variable-rate debt:
Recourse term loans on operating properties	101,464	-	27,816	129,280	6.46%
Construction loans	114,429	-	-	114,429	6.61%
Lines of credit	830,932	-	-	830,932	6.19%
Total variable-rate debt	1,046,825	-	27,816	1,074,641	6.27%
Total	$ 4,564,535	$ (56,612)	$ 246,019	$ 4,753,942	6.03%

(1)         Weighted average interest rate including the effect of debt premiums and discounts, but excluding amortization of deferred financing costs.

(2)         We have entered into an interest rate swap on the notional amount of $250,000 related to its largest secured credit facility to effectively fix the interest rate on that portion of the line of credit.  Therefore, this amount is currently reflected in fixed-rate debt.

We have four secured credit facilities with total availability of $662.2 million, of which $576.0 million was outstanding as of December 31, 2007. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90%. Borrowings under the secured lines of credit had a weighted average interest rate of 5.70% at December 31, 2007.

In September 2007, we amended the largest secured credit facility to increase the maximum availability from $476.0 million to $525.0 million and to substitute certain collateral under the facility. We also pay a fee based on the amount of unused availability under this secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability.

We have an unsecured credit facility with total availability of $560.0 million, of which $490.2 million was outstanding as of December 31, 2007. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage, as defined in the agreement. Additionally, we pay an annual fee equal to 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2008 and has three one-year extension options, which are at our election. At December 31, 2007, the outstanding borrowings under the unsecured credit facility had a weighted average interest rate of 5.98%.

On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement with Wells Fargo Bank, National Association, to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap will effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.605%. The swap had no value as of December 31, 2007, and it matures on December 30, 2009.

In November 2007, in conjunction with the acquisition of certain properties from the Starmount Company or its affiliates (the “Starmount Properties”), we entered into an Unsecured Credit Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG. Under the terms of the Agreement, we may borrow up to a total of $459.1 million through a series of up to three separate advances. The proceeds received from the advances may only be used to fund the acquisition of the Starmount Properties. Borrowings of up to $193.0 million and $266.1 million mature on November 30, 2008 and November 30, 2010 (the “Maturity Dates”), respectively. We may extend each of the Maturity Dates by up to two periods of one year each and must pay an extension fee equal to 0.15% of the then current outstanding amount. The advances bear interest at a rate of LIBOR plus a margin ranging from 0.95% to 1.40% based on our leverage ratio, as defined in the Agreement.  Accrued and unpaid interest on the outstanding principal amount of each advance is payable monthly and we may make voluntary prepayments prior to the Maturity Dates without penalty. Net proceeds from a sale, of any of the properties originally purchased with borrowings from this unsecured credit agreement, or our share of excess proceeds from any refinancings must be used to pay down any remaining outstanding balance. The Agreement contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured facility and $525.0 million unsecured facility. At December 31, 2007, the outstanding borrowings under this unsecured credit agreement totaled $348.8 million and had a weighted average interest rate of 5.95%.

We also have secured and unsecured lines of credit with total availability of $42.7 million that are used only to issue letters of credit. There was $18.4 million outstanding under these lines at December 31, 2007.

During the second quarter of 2007, we obtained two separate ten-year, non-recourse loans totaling $207.5 million that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing. The proceeds were used to retire two variable rate loans totaling $143.3 million and to reduce outstanding balances on our credit facilities.

During the first quarter of 2007, we obtained six separate ten-year, non-recourse loans totaling $417.0 million that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92.1 million of mortgage notes payable that were scheduled to mature during the next twelve months and to pay outstanding balances on our credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51.8 million and three fixed rate loans totaling $40.3 million. We recorded a loss on extinguishment of debt of $0.2 million related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

As of December 31, 2007, our share of consolidated and unconsolidated variable-rate debt represented 22.0% of our total share of debt, as compared to 22.6% as of December 31, 2006. As of December 31, 2007, our share of consolidated and unconsolidated variable-rate debt represented 14.7% of our total market capitalization (see Equity below) as compared to 10.6% as of December 31, 2006.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at December 31, 2007.

Equity

On August 2, 2007, our Board of Directors approved a $100.0 million common stock repurchase plan effective for twelve months. Under the August 2007 plan, we may purchase shares of our common stock from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Any stock repurchases are to be funded through our available cash and credit facilities. We are not obligated to repurchase any shares of stock under the plan and we may terminate the plan at any time. Repurchased shares are deemed retired and are, accordingly, cancelled and no longer considered issued. As of December 31, 2007, we had repurchased 148,500 shares under the August 2007 plan at a cost of approximately $5.2 million. The cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

On June 28, 2007, we redeemed the 2,000,000 outstanding shares of our 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100.0 million, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2.1 million. In connection with the redemption of the Series B Preferred Stock, we recorded a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statements of operations for the year ended December 31, 2007.

During the year ended December 31, 2007, we received $11.7 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan. In addition, we paid dividends of $158.7 million to holders of our common stock and our preferred stock, as well as $111.9 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

During 2007, holders of 220,670 special common units and 2,848 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. We elected to pay cash of $9.5 million in exchange for these units.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio had increased as of December 31, 2007 due to a decline in the market price of our common stock. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at December 31, 2007 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,814	$ 23.91	$ 2,793,023
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			3,083,023
Our share of total debt			6,227,943
Total market capitalization			$ 9,310,966
Debt-to-total-market capitalization ratio			66.9%

(1)

Stock price for common stock and operating partnership units equals the closing price of our common stock on December 31, 2007. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2007 (dollars in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$ 7,277,813	$ 1,447,038	$ 2,208,558	$ 1,170,964	$ 2,451,253
Minority investors’ share in shopping center properties	(33,852)	(11,232)	(4,827)	(3,054)	(14,739)
Our share of unconsolidated affiliates debt service (2)	539,778	52,024	55,539	65,094	367,121
Our share of total debt service obligations	7,783,739	1,487,830	2,259,270	1,233,004	2,803,635

Operating leases: (3)
Ground leases on consolidated properties	99,032	2,258	4,580	4,751	87,443
Minority investors’ share in shopping center properties	(2,310)	(35)	(73)	(79)	(2,123)
Our share of total ground lease obligations	96,722	2,223	4,507	4,672	85,320

Purchase obligations: (4)
Construction contracts on consolidated properties	122,993	102,787	20,206	-	-
Our share of construction contracts on unconsolidated properties	401	401	-	-	-
	123,394	103,188	20,206	-	-

Total contractual obligations	$ 8,003,855	$ 1,593,241	$ 2,283,983	$ 1,237,676	$ 2,888,955

(1)

Represents principal and interest payments due under terms of mortgage and other notes payable and includes $1,575,803 of variable-rate debt on two operating Properties, six construction loans, four secured credit facilities and two unsecured credit facilities. The variable-rate loans on the operating Properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2007 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2007. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $49,475 of variable-rate indebtedness. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)

Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2010 to 2089 and generally provide for renewal options. Renewal options have not been included in the future contractual obligations.

(4)

Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2007, but were not complete. The contracts are primarily for development, renovation and expansion of Properties.

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

Developments and Expansions

The following tables summarize our development projects as of December 31, 2007:

Properties Opened Year-to-date

(Dollars in thousands)

Property	Location	Total Project Square Feet		CBL's Share of			Date Opened	Initial Yield(a)
				Total Cost		Cost To Date

Mall Expansions:
Brookfield Square - Mitchell's Fish Market	Brookfield, WI	7,500		$ 3,044		$ 3,044	April 2007	8.4%
Southpark Mall - Regal Cinema	Colonial Heights, VA	68,242		11,322		11,322	July 2007	11.0%
The District at Valley View - shops	Roanoke, VA	61,200		18,026		17,227	July 2007	7.6%
Brookfield Square - Fresh Market	Brookfield, WI	22,400		4,960		4,960	August 2007	7.6%
Harford Mall - lifestyle expansion	Bel Air, MD	39,222	(b)	9,736		8,269	September 2007	6.1%
The District at CherryVale	Rockford, IL	84,541		21,099		19,537	Fall 2007	7.4%
Coastal Grand - Old Navy	Myrtle Beach, SC	23,269		1,813		1,763	October 2007	7.9%

Community/Open-Air Centers:
Alamance Crossing East	Burlington, NC	571,700		79,300	(g)	82,605	August 2007	8.4%
York Town Center (d)	York, PA	274,495		21,085		19,511	September 2007	9.8%
Cobblestone Village at Palm Coast	Palm Coast, FL	277,770		10,520	(g)	17,324	October 2007	7.7%

Open-Air Center Expansion:
Gulf Coast Town Center – Phase II-shops/Costco(f)	Ft. Myers, FL	595,990		83,286		83,286	Spring 2007	9.2%

Associated/Lifestyle Centers:
The Shoppes at St. Clair Square	Fairview Heights, IL	84,080		27,487	(g)	31,964	March 2007	7.0%
Milford Marketplace	Milford, CT	105,638		25,729		22,567	October 2007	8.3%

Mall Renovations:
Mall del Norte	Laredo, TX	1,207,687		20,400		20,400	Fall 2007	NA
Honey Creek Mall	Terre Haute, IN	678,763		5,600		4,842	Fall 2007	NA

Associated Center Renovation:
Madison Plaza	Huntsville, AL	153,085		1,320		1,320	June 2007	NA

Redevelopments:
Mall del Norte - Theater	Laredo, TX	82,500		14,403		11,379	Spring 2007	7.4%
Westgate Mall – Costco	Spartanburg, SC	153,000		N/A		NA	August 2007	NA
Northpark Mall – Steve and Barry’s/ TJ Maxx	Joplin, MO	90,688		9,750		7,900	October 2007	7.8%
Columbia Place – Steve and Barry’s/ Burlington Coat	Columbia, SC	124,819		12,831		11,604	October 2007	7.0%

		4,706,589		$ 381,711		$ 380,824

Announced Property Renovations and Redevelopments

(Dollars in thousands)

Property	Location	Total Project Square Feet	CBL's Share of		Date Opened	Initial Yield(a)
			Total Cost	Cost To Date
Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	$ 18,100	$ 6,068	Fall 2008	NA
Georgia Square	Athens, GA	674,738	16,900	9,060	Spring 2008	NA

Redevelopment:
Parkdale Mall - Former Dillards (Phases I & II)	Beaumont, TX	50,720	14,679	9,612	Fall 2008	6.6%

		1,858,442	$ 49,679	$ 24,740

Properties Under Development at December 31, 2007

(Dollars in thousands)

Property	Location	Total Project Square Feet	CBL's Share of		Date Opened	Initial Yield(a)
			Total Cost	Cost To Date
Mall Expansions:
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	4,188	939	Spring 2008	11.0%
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	NA	NA	Spring 2008	NA
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	1,449	1,498	Spring 2008	8.7%
Cary Towne Center - Mimi's Café	Cary, NC	6,674	2,243	948	Spring 2008	15.0%
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	3,430	707	Fall 2008	11.9%

Associated/Lifestyle Centers:
Brookfield Square - Corner Development	Brookfield, WI	19,745	8,372	1,478	Fall 2008	8.0%
Imperial Valley Commons (Phase I) (e)	El Centro, CA	610,966	11,471	19,802	Fall 2008/ Summer 2009	8.1%

Office:
CBL Center II	Chattanooga, TN	74,598	17,120	10,711	January 2008	8.6%

Mixed -Use Center:
Pearland Town Center (Retail Portion)	Pearland, TX	694,417	160,248	95,842	Fall 2008	7.4%
Pearland Town Center (Hotel Portion)	Pearland, TX	72,500	17,886	2,882	Fall 2008	8.3%
Pearland Town Center (Residential Portion)	Pearland, TX	68,110	11,312	958	Fall 2008	8.4%
Pearland Town Center (Office Portion)	Pearland, TX	51,560	9,385	316	Fall 2008	8.7%

Community/Open-Air Centers:
Alamance Crossing - Theater/Shops	Burlington, NC	82,997	18,882	2,669	Spring 2008	8.4%
Statesboro Crossing (d)	Statesboro, GA	162,450	20,465	4,956	Fall 2008	8.2%
Summit Fair (c)	Lee's Summit, MO	512,551	22,000	22,000	Fall 2008/ Summer 2009	9.6%
Settlers Ridge (e)	Robinson Township, PA	515,444	119,146	31,137	Summer 2009	8.6%
		3,014,557	$427,597	$ 196,843

(a) Pro forma initial yields represented here may be lower than actual initial returns as they are reduced for management and development fees.

(b) Total square footage includes redevelopment and expansion of 2,641 square feet.

(c) CBL's interest represents 27% of project cost.

(d) 50/50 joint venture

(e) 60/40 joint venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Costs to date are gross of applicable reimbursements.

(f) 50/50 joint venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date.

(g) Cost-to-date higher than total cost due to pending reimbursements for development costs from owned anchors and for outparcel sales.

As of December 31, 2007, there were construction loans in place for the development costs of Milford Marketplace, Pearland Town Center, Settlers Ridge and CBL Center II. The remaining development costs will be funded with operating cash flows and the credit facilities.

We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. In addition to the capital commitments to the projects listed above, subsequent to December 31, 2007, we entered into 50/50 joint venture agreements with The Benchmark Group of Amherst, NY, for the development of two open-air projects. The first is Hammock Landing, a 750,000-square-foot center in West Melbourne, FL. The second is The Pavilion at Port Orange, a 550,000 square foot development in Port Orange, FL. Total development costs for both projects is estimated to be $294.1 million and both developments are scheduled to open in 2009. We expect to fund the majority of the development costs for these projects through construction financing that is currently being negotiated.

Dispositions

We received a total of $69.0 million in net cash proceeds from the sales of real estate assets during 2007, including the sales of Twin Peaks Mall and The Shops at Pineda Ridge, which are reported as discontinued operations, and the sales of 14 parcels of land.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $65.1 million in 2007 for tenant allowances, which will generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $38.1 million for 2007 and included $7.9 million for resurfacing and improved lighting of parking lots, $22.0 million for roof repairs and replacements and $8.2 million for various other capital expenditures. Renovation expenditures were $41.4 million in 2007.

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

We expect to complete the renovation of two malls for a total estimated cost of $35.0 million and to redevelop space at an additional mall during 2008 at a total estimated cost of $14.7 million, which will be funded from operating cash flows and availability under our credit facilities.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 15 unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

▪

Third parties may approach us with opportunities in which they have obtained land and performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return on our investment. We typically earn development fees from the joint venture and provide management and leasing services to the property for a fee once the property is placed in operation.

▪	We determine that we may have the opportunity to capitalize on the value we have created in a property by selling an interest in the property to a third party. This provides us with an additional source of capital that can be used to develop or acquire additional real estate assets that we believe will provide greater potential for growth. When we retain an interest in an asset rather than selling a 100% interest, it is typically because this allows us to continue to manage the property, which provides us the ability to earn fees for management, leasing, development and financing services provided to the joint venture.

Guarantees

We may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we issue a guaranty, the terms of the joint venture agreement typically provide that we may receive indemnification from the joint venture.

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at December 31, 2007 on the loans was $19.9 million of which we have guaranteed $5.4 million. We recorded an obligation of $0.3 million in our consolidated balance sheet as of December 31, 2007 to reflect the estimated fair value of the guaranty.

We have guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which we own a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at December 31, 2007 was $53.2 million of which we have guaranteed $26.6 million. The guaranty will expire when the related debt matures in June 2008. However, there are extension options available on the debt and, if exercised, would extend the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $21.2 million as of December 31, 2007. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Our guarantees and the related accounting are more fully described in Note 15 to the consolidated financial statements.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. We recorded losses on the impairment of real estate assets of $0.5 million and $1.3 million in 2006 and 2005, respectively, which are discussed in Note 2 to the consolidated financial statements. No impairments were incurred during 2007.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed, and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Preacquisition gain and loss contingencies are to generally be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS No. 160 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 133 Implementation Issue No. E23 (“Issue No. E23”), which provides further clarification for determining when the use of the short-cut method is appropriate. The implementation guidance in this issue is effective for hedging relationships designated on or after January 1, 2008. The adoption of Issue No. E23 is not expected to have a material impact on our consolidated financial statements.

Impact of Inflation

During 2007, the inflation rate rose to 4.1%, primarily related to increases in food and energy costs. Substantially all tenant leases do, however, contain provisions designed to protect us from the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of, or a fixed amount subject to annual increases for, operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures which reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

FFO of the Operating Partnership decreased to $361.5 million in 2007 compared to $390.1 million in 2006. FFO of the Operating Partnership in 2007 included an $18.5 million write-down for marketable real estate securities. The decline in FFO for the year was primarily the result of the $18.5 million securities write-down, lower gains from outparcel sales and lower lease termination fees. The write-off of the direct issuance costs during the year related to the redemption of our Series B preferred stock also impacted FFO. No comparable charges were incurred in the prior year.

The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net income available to common shareholders	$ 59,372	$ 86,933	$ 131,907
Minority interest in earnings of operating partnership	46,246	70,323	112,061
Depreciation and amortization expense of:
Consolidated properties	243,790	228,531	178,163
Unconsolidated affiliates	17,326	13,405	9,210
Discontinued operations	1,029	2,307	3,348
Non-real estate assets	(919)	(851)	(861)
Minority investors' share of depreciation and amortization	(132)	(2,286)	(1,390)
(Gain) loss on:
Sales of operating real estate assets	-	119	(42,562)
Discontinued operations	(6,056)	(8,392)	82
Income tax provision on disposal of discontinued operations	872	-	-
Funds from operations of the operating partnership	361,528	390,089	389,958
Percentage allocable to Company shareholders (1)	56.32%	55.32%	54.81%
Funds from operations allocable to Company shareholders	$ 203,613	$ 215,797	$ 213,736

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

On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement with Wells Fargo Bank, National Association, to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap will effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.605%. The swap had no value as of December 31, 2007, and it matures on December 30, 2009.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2007, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $6.7 million and, after the effect of capitalized interest, annual earnings by approximately $5.6 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2007, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $90.8 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $93.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial statements contained in Item 15 on page 72.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2007, we maintained effective internal control over financial reporting, as stated in our report which is included herein.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Management recognizes that there are inherent limitations in the effectiveness of internal control over financial reporting, including the potential for human error or the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting cannot provide absolute assurance with respect to financial statement preparation. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. In addition, any projection of the evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the polices or procedures may deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established inInternal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued their attestation report, which is included below, on our internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

CBL & Associates Properties, Inc.:

We have audited the internal control over financial reporting of CBL & Associates Properties, Inc. (the "Company") as of December 31, 2007, based oncriteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedulesas of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedules and includes explanatory paragraphs regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and the adoption of SEC Staff Accounting Bulleting No. 108, Considering the Effects of Prior-Years Misstatements when Quantifying Misstatements in the Current Year Financial Statements, on December 31, 2006.

Atlanta, Georgia

February 28, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our most recent definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2007”, in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “Certain Relationships and Related Transactions” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 5, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm	75

Consolidated Balance Sheets as of December 31, 2007 and 2006	76

Consolidated Statements of Operations for the Years Ended
December 31, 2007, 2006 and 2005	77

Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2007, 2006 and 2005	78

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005	80

Notes to Consolidated Financial Statements	82

(2)	Consolidated Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	118
Schedule III Real Estate and Accumulated Depreciation	119
Schedule IV Mortgage Loans on Real Estate	126

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

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	February 29, 2008
Charles B. Lebovitz

/s/ John N. Foy	Vice Chairman of the Board, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008
John N. Foy

/s/ Stephen D. Lebovitz*	Director, President and Secretary	February 29, 2008
Stephen D. Lebovitz

/s/ Claude M. Ballard*	Director	February 29, 2008
Claude M. Ballard

/s/ Leo Fields*	Director	February 29, 2008
Leo Fields

/s/ Matthew S. Dominski*	Director	February 29, 2008
Matthew S. Dominski

/s/ Winston W. Walker*	Director	February 29, 2008
Winston W. Walker

/s/ Gary L. Bryenton*	Director	February 29, 2008
Gary L. Bryenton

/s/ Martin J. Cleary*	Director	February 29, 2008
Martin J. Cleary

*By:/s/ John N. Foy	Attorney-in-Fact	February 29, 2008
John N. Foy

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	75

Consolidated Balance Sheets as of December 31, 2007 and 2006	76

Consolidated Statements of Operations for the Years Ended December 31,
2007, 2006 and 2005	77

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2007, 2006 and 2005	78

Consolidated Statements of Cash Flows for the Years Ended December 31,
2007, 2006 and 2005	80

Notes to Consolidated Financial Statements	82

Schedule II Valuation and Qualifying Accounts	118
Schedule III Real Estate and Accumulated Depreciation	119
Schedule IV Mortgage Loans on Real Estate	126

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

CBL & Associates Properties, Inc.:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As described in Note 17 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, effective January 1, 2006, utilizing the modified prospective application transition method.

As described in Note 19 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006, and recorded a cumulative effect adjustment as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Atlanta, Georgia

February 28, 2008

CBL & Associates Properties, Inc.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
ASSETS	2007	2006
Real estate assets:
Land	$917,578	$779,727
Buildings and improvements	7,263,907	5,944,476
	8,181,485	6,724,203
Accumulated depreciation	(1,102,767)	(924,297)
	7,078,718	5,799,906
Developments in progress	323,560	294,345
Net investment in real estate assets	7,402,278	6,094,251
Cash and cash equivalents	65,826	28,700
Receivables:
Tenant, net of allowance for doubtful accounts of $1,126 in 2007 and $1,128 in 2006	72,570	71,573
Other	10,257	9,656
Mortgage notes receivable	135,137	21,559
Investments in unconsolidated affiliates	142,550	78,826
Intangible lease assets and other assets	276,429	214,245
	$8,105,047	$6,518,810
LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$5,869,318	$4,564,535
Accounts payable and accrued liabilities	394,884	309,969
Total liabilities	6,264,202	4,874,504
Commitments and contingencies (Notes 3, 5 and 15)
Minority interests	920,297	559,450
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
8.75% Series B cumulative redeemable preferred stock, 2,000,000 shares outstanding in 2006	-	20
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2007 and 2006	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2007 and 2006	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 66,179,747 and 65,421,311 shares issued and outstanding in 2007 and 2006 respectively	662	654
Additional paid-in capital	990,048	1,074,450
Accumulated other comprehensive income (loss)	(20)	19
Retained earnings (accumulated deficit)	(70,154)	9,701
Total shareholders’ equity	920,548	1,084,856
	$8,105,047	$6,518,810

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Minimum rents	$646,383	$616,147	$544,321
Percentage rents	22,472	23,825	22,846
Other rents	23,121	20,061	17,387
Tenant reimbursements	318,808	307,037	275,868
Management, development and leasing fees	7,983	5,067	20,521
Other	21,860	23,365	19,476
Total revenues	1,040,627	995,502	900,419
EXPENSES:
Property operating	169,688	159,827	149,507
Depreciation and amortization	243,790	228,531	178,163
Real estate taxes	87,610	80,316	67,341
Maintenance and repairs	58,145	54,153	49,952
General and administrative	37,852	39,522	39,197
Impairment of real estate assets	-	480	1,334
Other	18,525	18,623	15,444
Total expenses	615,610	581,452	500,938
Income from operations	425,017	414,050	399,481
Interest and other income	10,923	9,084	6,831
Interest expense	(287,884)	(257,067)	(208,183)
Loss on extinguishment of debt	(227)	(935)	(6,171)
Impairment of marketable securities	(18,456)	-	-
Gain on sales of real estate assets	15,570	14,505	53,583
Gain on sale of management contracts	-	-	21,619
Equity in earnings of unconsolidated affiliates	3,502	5,295	8,495
Income tax provision	(8,390)	(5,902)	-
Minority interest in earnings:
Operating Partnership	(46,246)	(70,323)	(112,061)
Shopping center properties	(12,215)	(4,136)	(4,879)
Income from continuing operations	81,594	104,571	158,715
Operating income of discontinued operations	1,497	4,538	3,842
Gain (loss) on discontinued operations	6,056	8,392	(82)
Net income	89,147	117,501	162,475
Preferred dividends	(29,775)	(30,568)	(30,568)
Net income available to common shareholders	$59,372	$86,933	$131,907
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.79	$1.16	$2.04
Discontinued operations	0.12	$0.20	0.06
Net income available to common shareholders	$0.91	$1.36	$2.10
Weighted average common shares outstanding	65,323	63,885	62,721
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.79	$1.13	$1.98
Discontinued operations	0.11	$0.20	0.05
Net income available to common shareholders	$0.90	$1.33	$2.03
Weighted average common and potential dilutive common shares outstanding	65,913	65,269	64,880

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2004	$32	$627	$1,025,478	($3,081)	$ -	$31,095	$1,054,151
Net income	-	-	-	-	-	162,475	162,475
Net unrealized gain on available-for-sale securities	-	-	-	-	288	-	288
Total comprehensive income							162,763
Dividends declared - common stock	-	-	-	-	-	(111,294)	(111,294)
Dividends declared - preferred stock	-	-	-	-	-	(30,568)	(30,568)
Additional costs of issuing 700,000 shares of Series D preferred stock	-	-	(193)	-	-	-	(193)
Issuance of 230,041 shares of common stock and restricted common stock	-	2	9,011	(7,896)	-	-	1,117
Repurchase of 1,371,034 shares of common stock	-	(14)	(54,984)	-	-	-	(54,998)
Exercise of stock options	-	8	9,733	-	-	-	9,741
Accelerated vesting of share-based compensation	-	-	480	256	-	-	736
Accrual under deferred compensation arrangements	-	-	780	-	-	-	780
Issuance of stock under deferred compensation arrangement	-	2	(2)	-	-	-	-
Amortization of deferred compensation	-	-	-	1,826	-	-	1,826
Conversion of Operating Partnership units into 52,136 shares of common stock	-	-	10,304	-	-	-	10,304
Adjustment for minority interest in Operating Partnership	-	-	37,157	-	-	-	37,157
Balance, December 31, 2005-as previously reported	32	625	1,037,764	(8,895)	288	51,708	1,081,522
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	-	-	9,696	-	-	(7,262)	2,434
Adjustments for minority interest in Operating Partnership	-	-	(2,036)	-	-	-	(2,036)
Balance, January 1, 2006 – as adjusted	32	625	1,045,424	(8,895)	288	44,446	1,081,920
Net income	-	-	-	-	-	117,501	117,501
Realized gain on available-for-sale securities	-	-	-	-	(1,073)	-	(1,073)
Unrealized gain on available-for-sale securities	-	-	-	-	804	-	804
Total comprehensive income							117,232
Dividends declared - common stock	-	-	-	-	-	(121,678)	(121,678)
Dividends declared - preferred stock	-	-	-	-	-	(30,568)	(30,568)
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	-	-	(8,895)	8,895	-	-	-
Issuance of 244,472 shares of common stock and restricted common stock	-	2	2,721	-	-	-	2,723
Cancellation of 34,741 shares of restricted common stock	-	-	(1,154)	-	-	-	(1,154)
Exercise of stock options	-	7	8,915	-	-	-	8,922
Accrual under deferred compensation arrangements	-	-	93	-	-	-	93
Amortization of deferred compensation	-	-	3,987	-	-	-	3,987
Income tax benefit from stock-based compensation	-	-	3,181	-	-	-	3,181
Conversion of Operating Partnership units into 1,979,644 shares of common stock	-	20	21,963	-	-	-	21,983
Adjustment for minority interest in Operating Partnership	-	-	(1,785)	-	-	-	(1,785)
Balance, December 31, 2006	$ 32	$ 654	$ 1,074,450	$-	$19	$9,701	$ 1,084,856

CBL & Associates Properties, Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands, except share data)

(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
Balance, December 31, 2006	$ 32	$ 654	$ 1,074,450	$-	$19	$9,701	$ 1,084,856
Net income	-	-	-	-	-	89,147	89,147
Net unrealized loss on available-for-sale securities	-	-	-	-	(18,495)	-	(18,495)
Impairment of marketable securities	-	-	-	-	18,456	-	18,456
Total comprehensive income							89,108
Dividends declared - common stock	-	-	-	-	-	(135,672)	(135,672)
Dividends declared - preferred stock	-	-	-	-	-	(26,145)	(26,145)
Repurchase of 148,500 shares of common stock	-	(1)	(1,612)	-	-	(3,555)	(5,168)
Redemption of 8.75% Series B Cumulative Redeemable Stock	(20)	-	(96,350)	-	-	(3,630)	(100,000)
Issuance of 98,349 shares of common stock and restricted common stock	-	1	3,486	-	-	-	3,487
Cancellation of 42,611 shares of restricted common stock	-	-	(1,245)	-	-	-	(1,245)
Exercise of stock options	-	8	11,359	-	-	-	11,367
Accrual under deferred compensation arrangements	-	-	51	-	-	-	51
Amortization of deferred compensation	-	-	3,639	-	-	-	3,639
Income tax benefit from stock-based compensation	-	-	5,631	-	-	-	5,631
Adjustment for minority interest in Operating Partnership	-	-	(9,361)	-	-	-	(9,361)
Balance, December 31, 2007	$ 12	$ 662	$ 990,048	$-	$ (20)	$ (70,154)	$ 920,548

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 89,147	$ 117,501	$ 162,475
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	58,461	74,459	116,940
Depreciation	159,823	141,750	133,834
Amortization	92,266	96,111	55,381
Net amortization of above and below market leases	(10,584)	(12,581)	(6,434)
Amortization of debt premiums	(7,714)	(7,501)	(7,347)
Gain on sales of real estate assets	(15,570)	(14,505)	(53,583)
Impairment of marketable securities	18,456	-	-
Realized gain on available-for-sale securities	-	(1,073)	-
(Gain) loss on discontinued operations	(6,056)	(8,392)	82
Gain on sale of management contracts	-	-	(21,619)
Share-based compensation expense	6,862	6,190	3,951
Income tax benefit from share-based compensation	9,104	5,750	-
Equity in earnings of unconsolidated affiliates	(3,502)	(5,295)	(8,495)
Distributions of earnings from unconsolidated affiliates	9,450	12,285	7,347
Write-off of development projects	2,216	923	560
Loss on extinguishment of debt	227	935	6,171
Impairment of real estate assets	-	480	1,334
Changes in:
Tenant and other receivables	(3,827)	(20,083)	(9,879)
Other assets	(1,787)	(2,788)	(1,116)
Accounts payable and accrued liabilities	73,307	4,745	16,496
Net cash provided by operating activities	470,279	388,911	396,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(564,720)	(452,383)	(361,285)
Acquisitions of real estate assets and intangible lease assets	(376,444)	-	(426,537)
Proceeds from sales of real estate assets	68,620	127,117	64,350
Proceeds from sales of available-for-sale securities	-	2,507	-
Purchases of available-for-sale securities	(24,325)	(15,464)	-
Proceeds from sale of management contracts	-	-	22,000
Costs related to sale of management contracts	-	-	(381)
Additions to mortgage notes receivable	(102,933)	(300)	(859)
Payments received on mortgage notes receivable	4,617	224	13,173
Distributions in excess of equity in earnings of unconsolidated affiliates	18,519	16,852	15,523
Additional investments in and advances to unconsolidated affiliates	(112,274)	(18,046)	(27,840)
Purchase of minority interests in shopping center properties	(8,007)	-	-
Purchase of minority interests in the Operating Partnership	(9,502)	(3,610)	(2,172)
Changes in other assets	(4,792)	(4,136)	(10,652)
Net cash used in investing activities	(1,103,121)	(347,239)	(714,680)

CBL & Associates Properties, Inc.

Consolidated Statements of Cash Flows

(In thousands)

(Continued)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	1,354,516	1,007,073	946,825
Principal payments on mortgage and other notes payable	(305,356)	(776,092)	(353,806)
Additions to deferred financing costs	(8,579)	(5,588)	(3,407)
Prepayment fees to extinguish debt	(227)	(557)	(6,524)
Proceeds from issuance of common stock	315	361	508
Proceeds from exercise of stock options	11,367	8,922	9,741
Income tax benefit from share-based compensation	(9,104)	(5,750)	-
Additional costs of preferred stock offerings	-	-	(193)
Repurchase of common stock	(5,168)	(6,706)	(48,292)
Redemption of preferred stock	(100,000)	-	-
Contributions from minority partners	5,493	-	-
Distributions to minority interests	(114,583)	(110,037)	(89,459)
Dividends paid to holders of preferred stock	(26,145)	(30,568)	(31,214)
Dividends paid to common shareholders	(132,561)	(122,868)	(102,525)
Net cash provided by (used in) financing activities	669,968	(41,810)	321,654
Net change in cash and cash equivalents	37,126	(138)	3,072
Cash and cash equivalents, beginning of period	28,700	28,838	25,766
Cash and cash equivalents, end of period	$ 65,826	$ 28,700	$ 28,838

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers and community shopping centers. CBL’s shopping center properties are located in 27 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of December 31, 2007, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 28 associated centers (each located adjacent to a regional mall), 13 community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in nine regional malls, four associated centers, two community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had four mall expansions, two associated/lifestyle centers, three community centers, a mixed-use center and an office building under construction as December 31, 2007. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2007, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 55.1% limited partnership interest for a combined interest held by CBL of 56.7%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partnership interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2007, CBL’s Predecessor owned a 15.0% limited partner interest, Jacobs owned a 19.6% limited partner interest and various third parties owned an 8.7% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 6.5 million shares of CBL’s common stock at December 31, 2007, for a combined effective interest of 20.5% in the Operating Partnership.

The Operating Partnership conducts CBL’s property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”). The Operating Partnership owns 100% of both of the Management Company’s preferred stock and common stock.

CBL, the Operating Partnership and the Management Company are collectively referred to herein as “the Company.”

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Material intercompany transactions have been eliminated.

Certain historical amounts have been reclassified to conform to the current year presentation. The financial results of certain properties are reported as discontinued operations in the consolidated financial statements. Except where noted, the information presented in the Notes to Consolidated Financial Statements excludes discontinued operations. See Note 4 for further discussion.

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

                 The Company’s acquired intangibles and their balance sheet classifications as of December 31, 2007 and 2006, are summarized as follows:

	December 31, 2007		December 31, 2006
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Other assets:
Above-market leases	$ 79,566	$ (18,337)	$ 40,509	$ (11,579)
In-place leases	98,315	(38,725)	69,615	(28,941)
Tenant relationships	49,796	(4,462)	49,796	(2,320)
Accounts payable and accrued liabilities:
Below-market leases	122,367	(42,751)	86,736	(31,386)

These intangible assets are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above acquired intangibles was $4,387, $6,570 and $3,630 in 2007, 2006 and 2005, respectively. The estimated total net amortization expense for the next five succeeding years is $9,538 in 2008, $7,195 in 2009, $6,666 in 2010, $5,685 in 2011 and $5,355 in 2012.

Total interest expense capitalized was $15,414, $11,504 and $8,385 in 2007, 2006 and 2005, respectively.

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

In January 2005, the Company completed the third phase of the Galileo America joint venture transaction discussed in Note 5. A loss had been recorded in 2004 to reduce the carrying value of the related assets to their estimated fair values. The Company recognized an additional impairment loss on this transaction of $262 in the first quarter of 2005 when the estimated amounts from 2004 were adjusted to actual.

The Company sold a community center in October 2005 and recorded a loss on impairment of $43.

There were no impairment losses on real estate assets during 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $35,370 and $34,814 was included in other assets at December 31, 2007 and 2006, respectively. Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.

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

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2007 and 2006, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $1,126 and $1,587, respectively, which is generally amortized over a period of 40 years.

Deferred Financing Costs

Net deferred financing costs of $14,989 and $11,881 were included in other assets at December 31, 2007 and 2006, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related notes payable. Amortization expense was $4,188, $4,178, and $5,031 in 2007, 2006 and 2005, respectively. Accumulated amortization was $11,719 and $10,385 as of December 31, 2007 and 2006, respectively.

Marketable Securities

Other assets include marketable securities consisting of corporate equity securities that are classified as available for sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains and losses are included in other income. Gains or losses on securities sold are based on the specific identification method.

If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. In determining when a decline in fair value below cost of an investment in marketable securities is other than temporary, the following factors, among others, are evaluated:

•	The probability of recovery.
•	The Company’s ability and intent to retain the security for a sufficient period of time for it to recover.
•	The significance of the decline in value.
•	The time period during which there has been a significant decline in value.
•	Current and future business prospects and trends of earnings.
•	Relevant industry conditions and trends relative to their historical cycles.
•	Market conditions.

During 2007, the Company recognized an other-than-temporary impairment of certain marketable real estate securities in the amount of $18,456 to write down the carrying value of the Company’s investment to its fair value of $21,333.

The following is a summary of the equity securities held by the Company as of December 31, 2007 and 2006:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

December 31, 2007	$21,388	$9	$(29)	$21,368
December 31, 2006	16,597	24	(4)	16,617

Derivative Financial Instruments

The Company recognizes its derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company entered into a derivative agreement effective December 31, 2007, that qualified as a hedging instrument and was designated, based upon the exposure being hedged, as a cash flow hedge. The fair value of the cash flow hedge as of December 31, 2007 was $0. To the extent it is effective, changes in the fair value of a cash flow hedge are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State income taxes were not material in 2007, 2006 and 2005.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable. The Company recorded an income tax provision of $8,390, $5,902 and

$0 in 2007, 2006 and 2005, respectively. The income tax provision in 2007 and 2006 consisted of a current income tax provision of $9,099 and $5,751, respectively, and a deferred income tax provision (benefit) of $(709) and $151, respectively.

The Company had a net deferred tax asset of $4,332 and $4,291 at December 31, 2007 and 2006, respectively. The net deferred tax asset at December 31, 2007 and 2006 is included in other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 5.0% of the Company’s total revenues in 2007, 2006 or 2005.

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

	Year Ended December 31,
	2007	2006	2005
Weighted average common shares	65,713	64,225	63,004
Effect of nonvested stock awards	(390)	(340)	(283)
Denominator – basic earnings per share	65,323	63,885	62,721
Dilutive effect of:
Stock options	456	1,189	1,741
Nonvested stock awards	94	138	223
Deemed shares related to deferred compensation arrangements	40	57	195
Denominator – diluted earnings per share	65,913	65,269	64,880

Comprehensive Income (Loss)

Comprehensive income includes all changes in shareholders’ equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Other comprehensive income (loss) for all periods presented represents unrealized gains (losses) on available for sale securities.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which was effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes, by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies are to generally be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 160 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 133 Implementation Issue No. E23 (“Issue No. E23”), which provides further clarification for determining when the use of the short-cut method is appropriate. The implementation guidance in this issue is effective for hedging relationships designated on or after January 1, 2008. The adoption of Issue No. E23 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission’s staff issued Staff Accounting Bulletin (“SAB”) No. 108,Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB No. 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statements, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB No. 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB No. 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB No. 108 is effective for interim periods of the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB No. 108, adjusted retained earnings as of January 1, 2006. This adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of assessing materiality. See Note 19 for further discussion.

NOTE 3. ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2007 Acquisitions

Westfield Acquisition

The Company closed on two separate transactions with the Westfield Group (“Westfield”) on October 16, 2007, involving four malls located in the St. Louis, MO area. In the first transaction, Westfield contributed three malls to CW Joint Venture, LLC, a Company-controlled entity (“CWJV”), and the Company contributed six malls and three associated centers. Because the terms of CWJV provide for the Company to control CWJV and to receive all of CWJV’s net cash flows after payment of operating expenses, debt service payments, and perpetual preferred joint venture unit distributions, described below, the Company has accounted for the three malls contributed by Westfield as an acquisition. In the second transaction, the Company directly acquired the fourth mall from Westfield.

The purchase price of the three malls contributed to CWJV by Westfield plus the mall that was directly acquired by the Company was $1,035,325. The total purchase price consisted of $164,055 of cash, including transaction costs, the assumption of $458,182 of non-recourse debt that bears interest at a weighted-average fixed interest rate of 5.73% and matures at various dates from July 2011 to September 2016, and the issuance of $404,113 of perpetual preferred joint venture units (“PJV units”) of CWJV, which is net of a reduction for working capital adjustments of $8,975. The Company recorded a total net discount of $4,045, computed using a weighted-average interest rate of 5.78%, since the debt assumed was at a weighted-average below-market interest rate compared to similar debt instruments at the date of acquisition.

In November 2007, Westfield contributed a vacant anchor location at one of the malls to CWJV in exchange for $12,000 of additional PJV units. The Company has also accounted for this transaction as an acquisition.

The PJV units of CWJV pay an annual preferred distribution at a rate of 5.0%. The Company will have the right, but not the obligation, to purchase the PJV units after October 16, 2012 at their liquidation value, plus accrued and unpaid distributions. The Company is responsible for management and leasing of CWJV’s properties and owns all of the common units of CWJV, entitling it to receive 100% of CWJV’s cash flow after operating expenses, debt service payments and PJV unit distributions. Westfield’s preferred interest in CWJV is included in minority interest in the consolidated balance sheet.

Other Acquisitions

On November 30, 2007, the Company acquired a portfolio of eight community centers located in Greensboro and High Point, NC, and twelve office buildings located in Greensboro and Raleigh, NC and Newport News, VA from the Starmount Company for a total cash purchase price of $183,928.

The Company also entered into a 50/50 joint venture that purchased a portfolio of additional retail and office buildings in North Carolina from the Starmount Company on November 30, 2007. See Note 5 for additional information.

The results of operations of the acquired properties from Westfield and the Starmount Company have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2007:

Land	$99,609
Buildings and improvements	1,098,404
Above—market leases	39,572
In—place leases	31,745
Total assets	1,269,330
Mortgage notes payable assumed	(458,182)
Net discount on mortgage notes payable assumed	4,045
Below—market leases	(42,122)
Net assets acquired	$773,070

The following unaudited pro forma financial information is for the years ended December 31, 2007 and 2006. It presents the results of the Company as if each of the 2007 acquisitions had occurred at the beginning of each period presented. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred at the beginning of each of these periods. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
Total revenues	$1,129,089	$1,105,632
Total expenses	(682,392)	(663,415)
Income from operations	$446,697	$442,217
Income from continuing operations	$147,721	$186,392
Net income available to common shareholders	$125,499	$168,754
Basic per share data:
Income from continuing operations, net of preferred dividends	$1.80	$2.44
Net income available to common shareholders	$1.92	$2.64
Diluted per share data:
Income from continuing operations, net of preferred dividends	$1.79	$2.39
Net income available to common shareholders	$1.90	$2.59

2006 Acquisitions

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

The results of operations of the acquired properties have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2005:

Land	$95,863
Buildings and improvements	763,523
Above—market leases	30,759
Tenant relationships	49,796
In—place leases	24,021
Total assets	963,962
Mortgage notes payable assumed	(385,754)
Premiums on mortgage notes payable assumed	(10,552)
Below—market leases	(54,263)
Other long—term liabilities	(14,474)
Net assets acquired	$498,919

The following unaudited pro forma financial information is for the year ended December 31, 2005. It presents the results of the Company as if each of the 2005 acquisitions had occurred on January 1, 2005. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred on January 1, 2005. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the year ended December 31, 2005 are as follows:

2005
Total revenues	$971,647
Total expenses	(549,938)
Income from operations	$421,709
Income from continuing operations	$153,319
Net income available to common shareholders	$123,526
Basic per share data:
Income from continuing operations, net of preferred dividends	$1.96
Net income available to common shareholders	$1.96
Diluted per share data:
Income from continuing operations, net of preferred dividends	$1.89
Net income available to common shareholders	$1.90

NOTE 4. DISCONTINUED OPERATIONS

During August 2007, the Company sold Twin Peaks Mall in Longmont, CO to a third party for an aggregate sales price of $33,600 and recognized a gain on the sale of $3,971. During December 2007, the Company sold The Shops at Pineda Ridge in Melbourne, FL to a third party for an aggregate sales price of $8,500 and recognized a gain on the sale of $2,294.

During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274. All five of these community centers were sold to Galileo America LLC (“Galileo America”) in connection with a put right the Company had previously entered into with Galileo America. The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering a total of three spaces in the properties sold to Galileo America. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of two years from the closing date. The Company had a liability of $56 and $252 at December 31, 2007 and 2006, respectively, for the amounts to be paid over the remaining terms of the master lease obligations. To the extent the Company is relieved of its obligations under the master lease agreements as a result of leasing the spaces to third parties, the Company will recognize additional gain on sale of real estate assets.

During 2005, the Company sold six community centers for an aggregate sales price of $12,600. Additionally, the Company determined that two community centers met the criteria to be reflected as held for sale as of December 31, 2005 and recognized a loss on impairment of $1,029.

Total revenues of the centers described above that are included in discontinued operations were $4,851, $11,322 and $11,837 in 2007, 2006 and 2005, respectively. All periods presented have been adjusted to reflect the operations of the centers described above as discontinued operations.

NOTE 5. JOINT VENTURES

Unconsolidated Affiliates

At December 31, 2007, the Company had investments in the following 15 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest
Governor’s Square IB	Governor’s Plaza	50.00%
Governor’s Square Company	Governor’s Square	47.50%
High Pointe Commons, LP	High Pointe Commons	50.00%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.00%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.00%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.00%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.00%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.00%
Mall Shopping Center Company	Plaza del Sol	50.60%
Parkway Place L.P.	Parkway Place	45.00%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.00%
York Town Center, LP	York Town Center	50.00%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.00%
CBL Brazil	Plaza Macae	60.00%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.00%

Condensed combined financial statement information of these unconsolidated affiliates is presented as follows:

	December 31,
	2007	2006
ASSETS:
Net investment in real estate assets	$ 1,020,068	$ 588,300
Other assets	86,367	37,047
Total assets	$ 1,106,435	$ 625,347
LIABILITIES:
Mortgage and other notes payable	$ 875,387	$ 489,810
Other liabilities	36,376	18,526
Total liabilities	911,763	508,336
OWNERS' EQUITY:
The Company	126,071	80,414
Other investors	68,601	36,596
Total owners' equity	194,672	117,010
Total liabilities and owners’ equity	$ 1,106,435	$ 625,346

	Year Ended December 31,
	2007	2006	2005

Total revenues	$105,256	$94,785	$118,823
Depreciation and amortization	(31,177)	(26,488)	(30,273)
Other operating expenses	(32,579)	(28,514)	(32,738)
Income from operations	41,500	39,783	55,812
Interest income	283	176	246
Interest expense	(36,850)	(34,731)	(35,083)
Gain on sales of real estate assets	3,118	5,244	6,717
Discontinued operations	-	-	55
Net income	$8,051	$10,472	$27,747

Debt on these properties is non-recourse, excluding Parkway Place. See Note 15 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

In June 2007, JG Gulf Coast Town Center LLC obtained a ten-year, non-recourse mortgage note payable of $190,800 that has a fixed interest rate of 5.601% and matures on July 2017. The net proceeds were used to retire the outstanding borrowings of $143,023 under the construction loan that was incurred to develop Phase I and Phase II of Gulf Coast Town Center.

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

CBL-TRS Joint Venture

Effective November 30, 2007, the Company entered into a 50/50 joint venture, CBL-TRS Joint Venture, LLC (“CBL-TRS”), with Teachers’ Retirement System of The State of Illinois (“TRS”). CBL-TRS acquired a portfolio of retail and office buildings in North Carolina including Friendly Center and The Shops at Friendly Center in Greensboro and six office buildings located adjacent to Friendly Center. The portfolio was acquired from the Starmount Company. The total purchase price paid by CBL-TRS was $260,679, which consisted of $216,146 in cash, including transaction costs, and the assumption of $44,533 of non-recourse debt at a fixed interest rate of 5.90% that matures in January 2017.

The Company and TRS each contributed cash of $58,045 to CBL-TRS. The Company also made a short-term loan of $100,000 to CBL-TRS that is to be repaid through financing to be obtained independently by CBL-TRS. The financing is expected to close in March 2008.

Under the terms of the joint venture agreement, neither member is required to make additional capital contributions, except as specifically stated in the agreement governing the joint venture. CBL-TRS’ profits and distributions of cash flows are allocated 50/50 to TRS and the Company.

CBL Brazil

In October 2007, the Company entered into a condominium partnership agreement with several individual investors and a former land owner, to acquire a 60% interest in a new retail development in Macaé, Brazil. The Company’s total share of the development costs is capped at R$31,207 (Reas), or using the exchange rate as of December 31, 2007 of 0.562114, $17,542 USD. At December 31, 2007, the Company had incurred total funding of $9,813 USD. Tenco Realty (“Tenco”), a retail owner, operator and developer based in Belo Horizonte, Brazil, will develop and manage the center. Cash flows will be distributed on a pari passu basis among the partners. In November 2007, the Company announced that it has agreed to form a joint venture with Tenco. CBL will have the opportunity to purchase a minimum 51% interest in any future Tenco developments.

Triangle Town Member LLC Joint Venture

On November 16, 2005, the Company formed a 50/50 joint venture Triangle Town Member LLC, with Jacobs to own Triangle Town Center and its associated and lifestyle centers, Triangle Town Place and Triangle Town Commons, in Raleigh, NC. The Company assumed management, leasing and any future development responsibilities of the properties.

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

Under the terms of the joint venture agreement, the Company is required to fund any additional equity necessary for capital expenditures, including future development or expansion of the property, and any operating deficits of the joint venture. The Company has guaranteed funding of such items up to a maximum of $50,000. The joint venture’s profits and losses are allocated 50/50 to Jacobs and the Company. The Company receives a preferred return on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company’s invested capital, and repayment of the balance of Jacobs’ equity, share equally with Jacobs in the joint venture’s cash flows.

Galileo America Joint Venture

On September 24, 2003, the Company formed Galileo America, a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. The arrangement provided for the Company to sell, in three phases, its interests in 51 community centers for a total price of $516,000 plus a 10% interest in Galileo America. The three phases had been closed on by January 5, 2005. The Company recognized a loss on impairment of real estate assets of $262 during the year ended December 31, 2005 related to the properties included in the third phase.

The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering certain spaces in certain of the properties sold to the joint venture. Under each master lease agreement, the Company was obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of five years from the applicable property’s closing date. Two properties in the first phase and one in the second phase were subject to master lease agreements. During 2005, the Company recognized a gain of $2,505 as a result of being relieved of its obligation under the master lease arrangements as spaces were leased to third parties.

On August 10, 2005, the Company transferred all of its 8.4% ownership interest in Galileo America to Galileo America in exchange for Galileo America’s interest in two community centers: Springdale Center in Mobile, AL, and Wilkes-Barre Township Marketplace in Wilkes-Barre Township, PA. The two properties had a fair value of $60,000. The Company recognized a gain of $42,022, in accordance with SFAS No. 153, on the redemption of its interest in Galileo America, which represents the excess of the fair value of the two properties over the carrying amount of the Company’s investment in Galileo America of $17,978. The Company had the right to put the two properties to Galileo America for $60,000 in cash at any time for one year following the redemption,as well as additional property at Springdale Center that the Company held in a ground lease for $3,000 in cash. As discussed in Note 4, the Company exercised its put right and sold these properties to Galileo America in May 2006. The Company also entered into an agreement to provide advisory services to Galileo America for a period of three years in exchange for $1,000 per year. The Company recorded a loss on impairment during 2005 related to these properties, which is discussed in Note 4.

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

New Plan retained the Company to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on the third anniversary of the closing and will pay the Company a management fee of $1,000 per year. At any time after November 22, 2007, New Plan could terminate the agreement by paying the Company a termination fee of $7,000.

In October 2007, the Company received notification that New Plan had determined to exercise its right to terminate the management agreement by paying the Company a termination fee of $7,000, payable on August 10, 2008. However, the Company has not recognized the $7,000 as income in the consolidated financial statements due to uncertainty regarding the collectibility of the fee. The Company will recognize the $7,000 as gain in the period that it determines collectibility is reasonably assured.

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

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of December 31, 2007, Jinsheng owns controlling interests in four home decor shopping malls and two general retail shopping centers.

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

Variable Interest Entities

In August 2007, the Company entered into a joint venture agreement with a third party to develop and operate Statesboro Crossing, an open-air shopping center in Statesboro, GA. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying financial statements as of December 31, 2007 on a consolidated basis, with the interests of the third party reflected as minority interest. At December 31, 2007, this joint venture had total assets of $4,921.

In May 2007, the Company entered into a joint venture agreement with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the joint venture is presented in the accompanying financial statements as of December 31, 2007 on a consolidated basis, with the interests of the third parties reflected as minority interest. At December 31, 2007, this joint venture had total assets of $5,169.

In March 2007, the Company entered into a joint venture agreement with a third party to develop and operate Settlers Ridge, an open-air shopping center in Robinson Township, PA. The Company holds a 60% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. The joint venture is presented in the accompanying financial statements on a consolidated basis, with the interests of the third party reflected as minority interest. At December 31, 2007, this joint venture had total assets of $31,549.

The Company has a 10% ownership interest and is the primary beneficiary in a joint venture that owns and operates Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. At December 31, 2007 and 2006, this joint venture had total assets of $53,727 and $54,516, respectively, and a mortgage note payable of $36,535 and $36,987, respectively.

In April 2005, the Company formed JG Gulf Coast Town Center LLC, a joint venture with Jacobs to develop Gulf Coast Town Center in Lee County (Ft. Myers/Naples), Florida. Under the terms of the joint venture agreement, the Company initially contributed $40,335 for a 50% interest in the joint venture, the proceeds of which were used to refund the aggregate acquisition and development costs incurred with respect to the project that were previously paid by Jacobs. The Company must also provide any additional equity necessary to fund the development of the property, as well as to fund up to an aggregate of $30,000 of operating deficits of the joint venture. The Company receives a preferred return of 11% on its invested capital in the joint venture and will, after payment of such preferred return and repayment of the Company’s invested capital, share equally with Jacobs in the joint venture’s profits.

In 2007, JG Gulf Coast Town Center obtained a non-recourse mortgage note payable of $190,800, the proceeds of which were used to retire the outstanding borrowings of $143,023 on the construction loan that funded the construction of the property. The net proceeds of $47,777 were first distributed to CBL to the extent of its unreturned capital advances plus accrued and unpaid preferred returns, and then pro rata to the Company and Jacobs.

As of December 31, 2006, the Company determined that this joint venture was a variable interest entity in which it was the primary beneficiary in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities and consolidated the joint venture. During the fourth quarter of 2007, the Company reconsidered whether or not this entity was a variable interest entity and determined that it was not. As a result, the Company ceased consolidating this variable interest entity and began accounting for it as an unconsolidated affiliate using the equity method of accounting during the fourth quarter of 2007.

In October 2006, the Company entered into a loan agreement with a third party under which the Company would loan the third party up to $18,000 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that the Company may convert the loan to a 50% ownership interest in the third party at anytime. The Company determined that its loan to the third party represents a variable interest in a variable interest entity and that the Company is the primary beneficiary. As a result, the Company consolidates this entity. At December 31, 2007 and 2006, this joint venture had total assets of $18,233 and $10,743, respectively.

In October 2006, the Company entered into a loan agreement with a third party under which the Company would loan the third party up to $7,300 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that, in certain circumstances, the Company may convert the loan to a 25% ownership interest in the third party. As of December 31, 2006, the Company determined that its loan to the third party was a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity as of December 31, 2006. During 2007, the Company reconsidered its status as the primary beneficiary of this variable interest entity and determined that it no longer was the primary beneficiary. Therefore, the Company ceased consolidating this variable interest entity and has recorded the loan as a mortgage note receivable. The loan bears interest at 9.0% and matures on October 31, 2008.

NOTE 6. MORTGAGE AND OTHER NOTES PAYABLE

Mortgage and other notes payable consisted of the following:

	December 31, 2007		December 31, 2006
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$4,543,515	5.85%	$3,517,710	5.99%
Variable-rate debt:
Recourse term loans on operating properties	81,767	6.15%	101,464	6.48%
Lines of credit (2)	1,165,032	6.28%	830,932	6.19%
Construction loans	79,004	6.20%	114,429	6.61%
Total variable-rate debt	1,325,803	6.13%	1,046,825	6.26%
Total	$5,869,318	5.92%	$4,564,535	6.06%

(1)	Weighted average interest rate including the effect of debt premiums and discounts, but excluding the amortization of deferred financing costs.
(2)

The Company has entered into an interest rate swap on a notional amount of $250,000 related to its largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Non-recourse and recourse term loans include loans that are secured by properties owned by the Company that have a net carrying value of $6,031,639 at December 31, 2007.

Fixed-Rate Debt

At December 31, 2007, fixed-rate loans bear interest at stated rates ranging from 4.52% to 8.42%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $22,927 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from February 2008 through May 2017, with a weighted average maturity of 5.1 years.

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

During the first quarter of 2007, the Company obtained six separate ten-year, non-recourse loans totaling $417,040 that bear interest at fixed rates ranging from 5.67% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92,050 of mortgage notes payable that were scheduled to mature during the succeeding twelve months and to reduce outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51,825 and three fixed rate loans totaling $40,225. The Company recorded a loss on extinguishment of debt of $227 related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

During the third quarter of 2006, the Company obtained four separate ten-year, non-recourse loans totaling $317,000 that bear interest at fixed rates ranging from 5.86% to 6.10%, with a weighted average rate of 5.96%. The proceeds were used to retire $249,752 of mortgage notes payable that were scheduled to mature during the succeeding twelve months and to pay outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of three variable rate term loans totaling $189,150 and one fixed rate loan of $60,602. The Company recorded a loss on extinguishment of debt of $935 related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Variable-Rate Debt

Recourse term loans bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2007, interest rates on recourse loans varied from 5.54% to 6.49%. These loans mature at various dates from June 2008 to December 2010, with a weighted average maturity of 1.7 years.

Unsecured Line of Credit

The Company has an unsecured credit facility that is used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. The unsecured credit facility has total availability of $560,000 that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement to the facility. Additionally, the Company pays an annual fee equal to 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2008 and has three one-year extension options, which are at the Company’s election. At December 31, 2007, the outstanding borrowings of $490,232 under the unsecured credit facility had a weighted average interest rate of 5.98%.

In November 2007, in conjunction with the acquisition of certain properties from the Starmount Company or its affiliates (the “Starmount Properties”), the Company entered into an Unsecured Credit Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG. Under the terms of the Agreement, the Company may borrow up to a total of $459,140 through a series of up to three separate advances. The proceeds received from the advances may only be used to fund the acquisition of the Starmount Properties. Borrowings of up to $193,000 and $266,140 mature on November 30, 2008 and November 30, 2010 (the “Maturity Dates”), respectively. The Company may extend each of the Maturity Dates by up to two periods of one year each and must pay an extension fee equal to 0.15% of the then current outstanding amount. The advances bear interest at a rate of LIBOR plus a margin ranging from 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the Agreement.

Accrued and unpaid interest on the outstanding principal amount of each advance is payable monthly and the Company may make voluntary prepayments prior to the Maturity Dates without penalty. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured credit agreement must be used to pay down any remaining outstanding balance. The Agreement contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured facility and $525,000 unsecured facility. At December 31, 2007, the outstanding borrowings under this unsecured credit agreement totaled $348,800 and had a weighted average interest rate of 5.95%.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition, and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90% and had a weighted average interest rate of 5.70% at December 31, 2007. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% or 0.250%, depending on the level of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2007:

Total Available	Total Outstanding	Maturity Date
$525,000	$525,000	February 2009
100,000	13,800	June 2009
20,000	20,000	March 2010
17,200	17,200	April 2010
$662,200	$576,000

In September 2007, the Company amended its largest secured credit facility to increase the maximum availability from $476,000 to $525,000 and to substitute certain collateral under the facility.

On December 31, 2007, the Company entered into a $250,000 pay fixed/receive variable interest rate swap agreement with Wells Fargo Bank, National Association, to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap will effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.605%. The swap had no value as of December 31, 2007, and matures on December 30, 2009.

In May 2007, the Company amended its $100,000 secured credit facility to change the maturity date from June 1, 2008 to June 1, 2009 and to revise the investment concentration covenant for consistency with the Company’s major credit facilities.

The secured lines of credit are secured by 22 of the Company’s properties, which had an aggregate net carrying value of $512,236 at December 31, 2007.

Letters of Credit

At December 31, 2007, the Company had additional secured and unsecured lines of credit with a total commitment of $42,654 that are only used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $18,362 at December 31, 2007.

Covenants and Restrictions

The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at December 31, 2007.

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

Debt Maturities

As of December 31, 2007, the scheduled principal payments on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2008	$1,113,019
2009	974,443
2010	765,647
2011	314,081
2012	540,887
Thereafter	2,138,314
5,846,391
Net unamortized premiums	22,927
$5,869,318

Of the $1,130,219 of scheduled principal payments in 2008, $1,068,786 is related to eleven loans and three lines of credit that are scheduled to mature in 2008. The Company intends to extend, retire or refinance these loans.

NOTE 7. LOSS ON EXTINGUISHMENT OF DEBT

The losses on extinguishment of debt resulted from prepayment penalties, the write-off of unamortized deferred financing costs and unamortized debt premiums when notes payable were retired before their scheduled maturity dates as follows:

	Year Ended December 31,
	2007	2006	2005

Prepayment fees	$227	$557	$6,524
Unamortized deferred financing costs	-	378	976
Unamortized debt premiums	-	-	(1,329)
	$227	$935	$6,171

NOTE 8. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

On August 2, 2007, the Company’s board of directors approved a $100,000 common stock repurchase plan effective for twelve months. Under the August 2007 plan, purchases of shares of the Company’s common stock may be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Any stock repurchases are to be funded through the Company’s available cash and credit facilities. The Company is not obligated to repurchase any shares of stock under the plan and the Company may terminate the plan at any time. Repurchased shares are deemed retired and are, accordingly, cancelled and no longer considered issued. As of December 31, 2007, the Company had repurchased 148,500 shares at a cost of approximately $5,168. The cost of repurchased shares is recorded as a reduction in the respective components of shareholders’ equity.

In November 2005, the Company’s board of directors approved a plan to repurchase up to $60,000 of the Company’s common stock by December 31, 2006. The Company had repurchased 1,371,034 shares of its common stock as of December 31, 2005 for a total of $54,998. The Company did not repurchase any additional shares under this plan subsequent to December 31, 2005.

Preferred Stock

On June 28, 2007, the Company redeemed its 2,000,000 outstanding shares of 8.75% Series B Cumulative Redeemable Stock (the “Series B Preferred Stock”) for $100,000, representing a liquidation preference of $50.00 per share, plus accrued and unpaid dividends of $2,139. In connection with the redemption of the Series B Preferred Stock, the Company incurred a charge of $3,630 to write off direct issuance costs that were recorded as a reduction of additional paid-in capital when the Series B Preferred Stock was issued. The charge is included in preferred dividends in the accompanying consolidated statement of operations for the year ended December 31, 2007.

On August 22, 2003, the Company issued 4,600,000 depositary shares in a public offering, each representing one-tenth of a share of 7.75% Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) with a par value of $0.01 per share. The Series C Preferred Stock has a liquidation preference of $250.00 per share ($25.00 per depositary share). The dividends on the Series C Preferred Stock are cumulative, accrue from the date of issuance and are payable quarterly in arrears at a rate of $19.375 per share ($1.9375 per depositary share) per annum. The Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption, and is not convertible into any other securities of the Company. The Series C Preferred Stock cannot be redeemed by the Company prior to August 22, 2008. After that date, the Company may redeem shares, in whole or in part, at any time for a cash redemption price of $250.00 per share ($25.00 per depositary share) plus accrued and unpaid dividends. The net proceeds of $111,227 were used to partially fund certain acquisitions and to reduce outstanding borrowings on the Company’s credit facilities.

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

Dividends

On November 6, 2007, the Company declared a cash dividend of $0.5450 per share of common stock for the quarter ended December 31, 2007. The dividend was paid on January 15, 2008, to shareholders of record as of December 28, 2007. The total dividend of $36,149 is included in accounts payable and accrued liabilities at December 31, 2007. The total dividend included in accounts payable and accrued liabilities at December 31, 2006 was $33,038.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2007	2006	2005
Dividends declared:
Common stock	$2.06000	$1.87750	$1.76625
Series B preferred stock	$1.09375	$4.37500	$4.37500
Series C preferred stock	$19.375	$19.375	$19.375
Series D preferred stock	$18.4375	$18.4375	$19.3594

Allocations:
Common stock
Ordinary income	77.86%	97.56%	100.00%
Capital gains 15% rate	1.65%	2.22%	0.00%
Capital gains 25% rate	0.00%	0.22%	0.00%
Return of capital	20.49%	0.00%	0.00%
Total	100.00%	100.00%	100.00%

Preferred stock (1)
Ordinary income	97.93%	97.56%	100.00%
Capital gains 15% rate	2.07%	2.22%	0.00%
Capital gains 25% rate	0.00%	0.22%	0.00%
Total	100.00%	100.00%	100.00%

(1) The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

NOTE 9. MINORITY INTERESTS

Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 22 of the Company’s shopping center properties that is held by third parties.

Minority Interest in Operating Partnership

The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the “Operating Partnership Units”) that the Company does not own.

The assets and liabilities allocated to the Operating Partnership’s minority interests are based on their ownership percentage of the Operating Partnership at December 31, 2007 and 2006. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interests at December 31, 2007 and 2006 by the total Operating Partnership Units outstanding at December 31, 2007 and 2006, respectively. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 43.3% and 43.7% at December 31, 2007 and 2006, respectively.

Income is allocated to the Operating Partnership’s minority interests based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interests by the total weighted average number of Operating Partnership Units outstanding during the year.

A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is redeemable for cash or shares of the Company’s common stock. As a result, an allocation is made between shareholders’ equity and minority interest in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding. During 2007 and 2006, the Company allocated

$9,361 and $1,785, respectively, from shareholders’ equity to minority interest. In 2005, the Company allocated $37,157 from minority interest to shareholders’ equity.

The total minority interest in the Operating Partnership was $493,515 and $550,905 at December 31, 2007 and 2006, respectively.

On November 6, 2007, the Operating Partnership declared a distribution of $28,235 to the Operating Partnership’s limited partners. The distribution was paid on January 15, 2008. This distribution represented a distribution of $0.5450 per unit for each common unit and $0.7322 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2007.

On November 2, 2006, the Operating Partnership declared a distribution of $26,267 to the Operating Partnership’s limited partners. The distribution was paid on January 16, 2007. This distribution represented a distribution of $0.5050 per unit for each common unit and $0.6346 to $0.7125 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2006.

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

At December 31, 2007, holders of 22,937,764 Series J special common units (“J-SCUs”) are eligible to exchange their units for shares of common stock or cash. The J-SCUs receive a distribution equal to that paid on the common units.

In July 2004, the Company issued 1,560,940 S-SCUs, all of which are outstanding as of December 31, 2007, in connection with the acquisition of Monroeville Mall. The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first three years, and receive a minimum distribution of $2.92875 per unit per year hereafter.

In June 2005, the Company issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2007, in connection with the acquisition of Laurel Park Place, which is discussed in Note 3. The L-SCUs receive a minimum distribution of $0.7575 per unit per quarter ($3.03 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7575 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

In November 2005, the Company issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2007, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall, which is discussed in Note 3. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and will receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the

K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

The Company issued 237,390 common units in connection with the acquisition of Panama City Mall in 2002. These common units receive a minimum annual dividend of $1.6875 per unit until May 2012. When the distribution on the common units exceeds $1.6875 per unit, these common units will receive a distribution equal to that paid on the common units. Additionally, if the annual distribution on the common units should ever be less than $1.11 per unit, the $1.6875 per-unit dividend will be reduced by the amount that the per-unit distribution is less than $1.11 per unit. The annual distribution on the common units exceeded $1.6875 per unit during 2005.

During 2007, holders of 220,670 special common units and 2,848 common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company elected to exchange cash of $9,502 in exchange for these units.

During 2006, holders elected to exchange 595,041 special common units and 1,480,066 common units. The Company elected to exchange $3,610 of cash and 1,979,644 shares of common stock for these units.

During 2005, holders elected to exchange 48,618 special common units and 3,518 common units and the Company elected to exchange $2,172 of cash for these units.

Outstanding rights to convert minority interests in the Operating Partnership to common stock were held by the following parties at December 31, 2007 and 2006:

	December 31,
	2007	2006
The Company	66,179,747	65,421,311
Jacobs	22,937,764	23,066,680
CBL’s Predecessor	17,493,676	17,493,676
Third parties	10,203,399	10,298,001
Total Operating Partnership Units	116,814,586	116,279,668

Minority Interest in Shopping Center Properties

The Company’s consolidated financial statements include the assets, liabilities and results of operations of 22 properties that the Company does not wholly own. The minority interests in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total minority interests in shopping center properties was $426,782 and $8,545 at December 31, 2007 and 2006, respectively. The minority interest in shopping center properties as of December 31, 2007 reflects the issuance of PJV units to Westfield as more fully described in Note 3.

The assets and liabilities allocated to the minority interests in shopping center properties are based on the third parties’ ownership percentages in each shopping center property at December 31, 2007 and 2006. Income is allocated to the minority interests in shopping center properties based on the third parties’ weighted average ownership in each shopping center property during the year.

NOTE 10. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2007, as follows:

2008	$639,743
2009	554,842
2010	489,468
2011	421,787
2012	353,752
Thereafter	395,416
$3,855,008

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 11. MORTGAGE NOTES RECEIVABLE

Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 5.0% to 10.0%, with a weighted average interest rate of 5.93% and 7.33% at December 31, 2007 and 2006, respectively. Maturities of notes receivable range from February 2008 to January 2047.

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

Year Ended December 31, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$ 956,742	$ 43,213	$ 9,511	$ 31,161	$ 1,040,627
Property operating expenses (1)	(331,476)	(10,184)	(3,500)	29,717	(315,443)
Interest expense	(235,162)	(8,790)	(3,500)	(40,432)	(287,884)
Other expense	-	-	-	(18,525)	(18,525)
Gain on sales of real estate assets	5,219	(11)	(2,425)	12,787	15,570
Segment profit and loss	$ 395,323	$ 24,228	$ 86	$ 14,708	$ 434,345
Depreciation and amortization expense					(243,790)
General and administrative expense					(37,852)
Interest and other income					10,923
Impairment of marketable securities					(18,456)
Loss on extinguishment of debt					(227)
Equity in earnings of unconsolidated affiliates					3,502
Income tax provision					(8,390)
Minority interest in earnings					(58,461)
Income from continuing operations					$ 81,594
Total assets	$ 6,876,842	$ 351,003	$ 188,441	$ 688,761	$ 8,105,047
Capital expenditures (3)	$ 1,355,257	$ 17,757	$ 133,253	$ 390,208	$ 1,896,475

Year Ended December 31, 2006	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$ 921,813	$ 38,659	$ 7,403	$ 27,627	$ 995,502
Property operating expenses (1)	(311,094)	(9,228)	(2,356)	28,382	(294,296)
Interest expense	(214,709)	(4,681)	(2,826)	(34,851)	(257,067)
Other expense	-	-	-	(18,623)	(18,623)
Gain on sales of real estate assets	4,405	1,033	34	9,033	14,505
Segment profit and loss	$ 400,415	$ 25,783	$ 2,255	$ 11,568	440,021
Depreciation and amortization expense					(228,531)
General and administrative expense					(39,522)
Interest and other income					9,084
Loss on extinguishment of debt					(935)
Impairment of real estate assets					(480)
Equity in earnings of unconsolidated affiliates					5,295
Income tax provision					(5,902)
Minority interest in earnings					(74,459)
Income from continuing operations					$ 104,571
Total assets	$ 5,823,890	$ 317,708	$ 53,457	$ 323,755	$ 6,518,810
Capital expenditures (3)	$ 285,560	$ 42,952	$ 3,606	$ 157,399	$ 489,517

Year Ended December 31, 2005	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$ 820,613	$ 34,293	$ 8,168	$ 37,345	$ 900,419
Property operating expenses (1)	(277,339)	(8,833)	(2,192)	21,564	(266,800)
Interest expense	(183,120)	(4,674)	(2,872)	(17,517)	(208,183)
Other expense	-	-	-	(15,444)	(15,444)
Gain on sales of real estate assets	18	-	3,802	49,763	53,583
Segment profit and loss	$ 360,172	$ 20,786	$ 6,906	$ 75,711	463,575
Depreciation and amortization expense					(178,163)
General and administrative expense					(39,197)
Interest and other income					6,831
Loss on extinguishment of debt					(6,171)
Gain on sale of management contracts					21,619
Impairment of real estate assets					(1,334)
Equity in earnings of unconsolidated affiliates					8,495
Minority interest in earnings					(116,940)
Income from continuing operations					$ 158,715
Total assets	$ 5,619,923	$ 317,708	$ 53,457	$ 308,065	$ 6,299,153
Capital expenditures (3)	$ 1,182,349	$ 21,577	$ 77,026	$ 85,037	$ 1,365,989

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)    Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the
        All Other category.

NOTE 13. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $285,811, 255,523 and $207,861 during 2007, 2006 and 2005, respectively.

The Company’s noncash investing and financing activities for 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Accrued dividends and distributions	$ 64,384	$ 59,305	$ 63,242
Additions to real estate assets accrued but not yet paid	35,739	38,543	19,754
Conversion of Operating Partnership units into common stock	-	21,983	10,304
Notes receivable from sale of real estate assets	8,735	3,366	2,627
Payable related to acquired marketable securities	-	1,078	-
Debt assumed to acquire property interests	458,182	-	385,754
Issuance of minority interest to acquire property interests	416,443	-	72,850
Purchase obligation related to acquired property	-	-	14,000
Net discount related to debt assumed to acquire property interests	4,045	-	10,552
Payable related to repurchased common stock	-	-	6,706
Deconsolidation of Gulf Coast Town Centre:
Decrease in mortgage notes payable	190,800	-	-
Increase in minority interest	2,103	-	-
Decrease in investment in unconsolidated affiliates	7,063	-	-
Consolidation of Imperial Valley Commons:
Increase in real estate assets	17,892	-	-
Decrease in investment in unconsolidated affiliates	17,892	-	-
Deconsolidation of loan to third party:
Increase in mortgage notes receivable	6,527	-	-
Decrease in real estate assets	6,527	-	-

NOTE 14. RELATED PARTY TRANSACTIONS

CBL’s Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. The Company paid approximately $235,539, $221,151 and $96,246 to the construction company in 2007, 2006 and 2005, respectively, for construction and development activities. The Company had accounts payable to the construction company of $28,955 and $31,243 at December 31, 2007 and 2006, respectively.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $3,584, $3,219 and $14,290 in 2007, 2006 and 2005, respectively.

NOTE 15. CONTINGENCIES

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

Guarantees

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at both December 31, 2007 and 2006 was $53,200, of which the Company had guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. However, there are extension options available on the debt and, if exercised, would extend the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that will own property as part of YTC. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $21,200 as of December 31, 2007. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at December 31, 2007 on the loans was $19,893 of which the Company has guaranteed $5,371. The Company has recorded an obligation of $315 in the accompanying consolidated balance sheet as of December 31, 2007 to reflect the estimated fair value of the guaranty.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $40,169 and $18,369 at December 31, 2007 and 2006, respectively.

Ground Leases

The Company is the lessee of land at certain of its properties under long-term operating leases, which include scheduled increases in minimum rents. The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms. Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five- or 10-year periods. Lease expense recognized in the consolidated statements of operations for 2007, 2006 and 2005 was $1,508, $1,323 and $864, respectively.

The future obligations under these operating leases at December 31, 2007, are as follows:

2008	$ 2,258
2009	2,287
2010	2,293
2011	2,423
2012	2,328
Thereafter	87,443
$ 99,032

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The Company entered into an interest rate swap on December 31, 2007, at which time its fair value was $0. The fair value of mortgage and other notes payable was $5,640,130 and $4,608,682 at December 31, 2007 and 2006, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated rates at which similar loans would be made currently.

NOTE 17. SHARE-BASED COMPENSATION

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income available to common shareholders for the year ended December 31, 2006 was $302 lower than if it had continued to account for share-based compensation under SFAS No. 123. As a result, basic EPS and diluted EPS were each $0.01 per share lower.

The compensation cost that has been charged against income for the plan was $5,985, $5,632 and $4,775 for 2007, 2006 and 2005, respectively. Compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax benefit resulting from stock-based compensation of $9,104 and $5,750 in 2007 and 2006, respectively, has been reflected as a financing cash flow in the consolidated statements of cash flows. As a result of recurring losses in 2005 and 2004, a full valuation allowance had been recorded against the Management Company’s net deferred tax asset. Accordingly, the recognition of compensation cost or the tax deduction received upon the exercise or vesting of share-based awards resulted in no tax benefits to the Company in those years. Compensation cost capitalized as part of real estate assets was $786, $947 and $535 in 2007, 2006 and 2005, respectively.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all outstanding and unvested awards in 2005:

Year Ended December 31,
2005
Net income available to common shareholders, as reported	$ 131,907
Stock-based compensation expense included in reported net income available to common shareholders	4,775
Total stock-based compensation expense determined under fair value method	(5,186)
Pro forma net income available to common shareholders	$ 131,496
Earnings per share:
Basic, as reported	$ 2.10
Basic, pro forma	$ 2.10
Diluted, as reported	$ 2.03
Diluted, pro forma	$ 2.03

The Company’s stock option activity for the year ended December 31, 2007 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,502,720	$ 14.40
Exercised	(848,690)	$ 13.39
Cancelled	(1,000)	$ 18.27
Expired	(1,000)	$ 12.81
Outstanding at December 31, 2007	652,030	$ 15.71	3.5	$ 5,357
Vested at December 31, 2007	652,030	$ 15.71	3.5	$ 5,357
Options exercisable at December 31, 2007	652,030	$ 15.71	3.5	$ 5,357

The total intrinsic value of options exercised during 2007, 2006 and 2005 was $17,581, $19,898 and $23,055, respectively.

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

A summary of the status of the Company’s stock awards as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value 2006
Nonvested at January 1, 2007	457,344	$ 34.35
Granted	106,047	$ 34.66
Vested	(253,397)	$ 31.85
Forfeited	(11,664)	$ 36.32
Nonvested at December 31, 2007	298,330	$ 36.73

The weighted average grant-date fair value of shares granted during 2007, 2006 and 2005 was $34.66, $39.73 and $38.24, respectively. The total fair value of shares vested during 2007, 2006 and 2005 was $6,064, $6,753 and $13,144, respectively.

As of December 31, 2007, there was $8,318 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.8 years.

NOTE 18. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $1,172, $1,157 and $727 in 2007, 2006 and 2005, respectively.

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

In December 2007, the Company issued 2,683 shares of common stock to an officer as a result of the termination of that officer’s deferred compensation agreement.

In June 2006, the Company issued 13,974 shares of common stock to an officer, net of 5,026 shares surrendered to satisfy withholding taxes, as a result of the termination of that officer’s deferred compensation agreement.

At December 31, 2007 and 2006, respectively, there were 47,601 and 47,813 shares that were deemed set aside in accordance with these arrangements.

For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2007 and 2006, respectively, the Company had notes payable, including accrued interest, of $224 and $165 related to these arrangements.

NOTE 19. STAFF ACCOUNTING BULLETIN NO. 108

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

As permitted by the initial application provisions of SAB No. 108, the Company adjusted the affected balance sheet accounts and retained earnings as of January 1, 2006 for the cumulative effect of these errors. The impact of correcting these items as of January 1, 2006 is summarized as follows:

Deferred tax asset	$ 4,442
Minority interest liability	(2,008)
Additional paid-in capital	(9,696)
Retained earnings	$ (7,262)

NOTE 20. SUBSEQUENT EVENTS

On January 2, 2008, the Company entered into a $150,000 pay fixed/receive variable interest rate swap agreement with Key Bank National Association to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap will effectively fix the interest payments on the portion of debt principal corresponding to the swap notional amount of 4.453%. The swap matures on December 30, 2009.

In February 2008, the Company entered into 50/50 joint venture agreements with The Benchmark Group of Amherst, NY, for the development of two open-air projects. Total development costs for both projects is estimated to be $294,137 and both developments are scheduled to open in 2009.

CBL-TRS completed its acquisition of properties from the Starmount Company when it acquired an anchor parcel at Friendly Center for $5,000 in January 2008 and when it acquired Renaissance Center, located in Greensboro, NC, for $89,639 in February 2008. The aggregate puchase price consisted of $58,121 in cash and the assumption of $36,518 of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016.

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

The following quarterly information differs from previously reported results since the results of operations of certain long-lived assets disposed of subsequent to each quarter end in 2007 have been reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$249,018	$246,293	$251,017	$294,299	$1,040,627
Income from operations	99,573	97,779	101,139	126,526	425,017
Income from continuing operations	24,996	22,081	17,744	16,773	81,594
Discontinued operations	48	608	4,797	2,100	7,553
Net income available to common shareholders	17,401	11,465	17,088	13,418	59,372
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.27	$0.17	$0.19	$0.17	$0.79
Net income available to common shareholders	$0.27	$0.18	$0.26	$0.20	$0.91
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.26	$0.16	$0.19	$0.17	$0.79
Net income available to common shareholders	$0.26	$0.17	$0.26	$0.20	$0.90

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$243,861	$235,326	$245,043	$271,272	$995,502
Income from operations	103,949	96,822	93,595	119,684	414,050
Income from continuing operations	26,004	19,856	21,829	36,882	104,571
Discontinued operations	2,251	8,714	150	1,815	12,930
Net income available to common shareholders	20,613	20,928	14,337	31,055	86,933
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.29	$0.19	$0.22	$0.45	$1.16
Net income available to common shareholders	$0.33	$0.33	$0.22	$0.48	$1.36
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.29	$0.19	$0.22	$0.44	$1.13
Net income available to common shareholders	$0.32	$0.32	$0.22	$0.47	$1.33

(1) The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

Schedule II

CBL & Associates Properties, Inc.

Valuation and Qualifying Accounts

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Allowance for doubtful accounts:
Balance, beginning of year	$1,128	$3,439	$3,237
Additions (reductions) in allowance charged to expense	1,288	(1,097)	1,296
Bad debts charged against allowance	(1,290)	(1,214)	(1,094)
Balance, end of year	$1,126	$1,128	$3,439

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2007
(In thousands)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period

Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

MALLS:
Alamance Crossing, Burlington, NC	$ 62,528	$20,853	$ 62,799	$ (49)	$ (1,099)	$ 19,754	$ 62,750	$ 82,504	$ 965	2007
Arbor Place, Douglasville, GA	73,058	7,637	95,330	19,168	—	7,637	114,498	122,135	28,770	1998-1999
Asheville Mall, Asheville, NC	65,757	7,139	58,747	35,503	(805)	6,334	94,250	100,584	21,583	1998
Bonita Lakes Mall, Meridian, MS	24,199	4,924	31,933	8,425	(985)	4,924	39,373	44,297	11,963	1997
Brookfield Square, Brookfield, WI	101,726	8,996	84,250	15,390	—	8,999	99,637	108,636	16,281	2001
Burnsville Center, Burnsville, MN	65,164	12,804	71,355	45,477	(1,157)	16,102	112,377	128,479	26,032	1998
Cary Towne Center, Cary, NC	83,597	23,688	74,432	20,718	—	23,701	95,137	118,838	16,250	2001
Chapel Hill Mall, Akron, OH	75,750	6,578	68,043	14,079	—	6,578	82,122	88,700	8,312	2004
Cherryvale Mall, Rockford, IL	90,905	11,892	63,973	44,660	(1,667)	11,608	107,250	118,858	14,722	2001
Chesterfield Mall, Chesterfield, MO	137,666	11,083	282,140		—	11,083	282,140	293,223	1,867	2007
Citadel Mall, Charleston, SC	74,553	11,443	44,008	11,599	—	11,896	55,154	67,050	9,717	2001
College Square (E), Morristown, TN	—	2,954	17,787	11,853	(27)	2,927	29,640	32,567	12,488	1987-1988
Columbia Place, Columbia, SC	30,945	10,808	52,348	13,387	(423)	10,385	65,735	76,120	10,211	2002
Coolsprings Galleria, Nashville, TN	125,161	13,527	86,755	48,126	—	13,527	134,881	148,408	49,790	1989-1991
Cross Creek Mall, Fayetteville, NC	66,484	19,155	104,353	8,820	—	19,155	113,173	132,328	15,490	2003
Eastland Mall, Bloominton, IL	59,400	5,746	75,893	1,304		6,057	76,886	82,943	6,372	2005
East Towne Mall, Madison, WI	77,473	4,496	63,867	37,584	(366)	4,130	101,451	105,581	16,982	2002
Eastgate Mall, Cincinnati, OH	62,124	13,046	44,949	25,247	(879)	12,167	70,196	82,363	12,222	2001
Fashion Square, Saginaw, MI	55,937	15,218	64,970	10,453	—	15,218	75,423	90,641	14,369	2001
Fayette Mall, Lexington, KY	90,220	20,707	84,267	40,323	11	20,718	124,590	145,308	19,221	2001
Frontier Mall (E), Cheyenne, WY	—	2,681	15,858	13,878	—	2,681	29,736	32,417	13,067	1984-1985
Foothills Mall (E), Maryville, TN	—	4,536	14,901	11,271	—	4,536	26,172	30,708	12,233	1996
Georgia Square (E), Athens, GA	—	2,982	31,071	15,532	(31)	2,951	46,603	49,554	23,494	1982
Greenbriar Mall, Chesapeake, VA	83,570	3,181	107,355	4,333	(626)	2,555	111,688	114,243	11,839	2004
Hamilton Place, Chattanooga, TN	115,014	2,422	40,757	21,443	(441)	1,981	62,200	64,181	26,628	1986-1987
Hanes Mall, Winston-Salem, NC	99,598	17,176	133,376	37,136	(948)	16,808	169,932	186,740	28,734	2001
Harford Mall (E), Bel Air, MD	—	8,699	45,704	22,206	—	8,699	67,910	76,609	8,235	2003

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2007
(In thousands)
(continued)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period

Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

Hickory Hollow Mall, Nashville, TN	82,254	13,813	111,431	23,764	—	15,163	133,845	149,008	31,076	1998
Hickory Point, (Forsyth)Decatur, IL	32,288	10,732	31,728	4,971	(292)	10,440	36,699	47,139	4,556	2005
Honey Creek Mall, Terre Haute, IN	31,921	3,108	83,358	8,970	—	3,108	92,328	95,436	9,362	2004
JC Penney Store (E), Maryville, TN	—	—	2,650	—	—	—	2,650	2,650	1,546	1983
Janesville Mall, Janesville, WI	11,115	8,074	26,009	4,114	—	8,074	30,123	38,197	8,163	1998
Jefferson Mall, Louisville, KY	40,697	13,125	40,234	17,608	—	13,125	57,842	70,967	9,655	2001
The Lakes Mall (E), Muskegon, MI	—	3,328	42,366	8,814	—	3,328	51,180	54,508	12,673	2000-2001
Lakeshore Mall (E), Sebring, FL	—	1,443	28,819	4,710	(169)	1,274	33,529	34,803	12,559	1991-1992
Laurel Park, Livonia, MI	56,034	13,289	92,579	3,347	—	13,289	95,926	109,215	9,508	2005
Layton Hills Mall, Layton, UT	106,571	20,464	99,836	2,745	(275)	20,189	102,581	122,770	9,732	2005
Madison Square (E), Huntsville, AL	—	17,596	39,186	20,426	—	17,596	59,612	77,208	9,102	1984
Mall Del Norte, Laredo, TX	113,400	21,734	142,049	22,876	—	21,734	164,925	186,659	15,248	2004
Mall of Acadiana, Lafayette, LA	149,102	22,511	145,769	1,641	—	22,511	147,410	169,921	18,305	2005
Meridian Mall, Lansing, MI	86,288	529	103,678	55,723	—	2,232	157,698	159,930	37,313	1998
Midland Mall, Midland, MI	37,383	10,321	29,429	6,884	—	10,321	36,313	46,634	7,827	2001
Mid Rivers Mall, St. Peters, MO	83,351	16,384	170,582			16,384	170,582	186,966	1,160	2007
Monroeville Mall, Pittsburgh, PA	126,284	21,263	177,214	11,841	—	21,271	189,047	210,318	18,504	2004
Northpark Mall, Joplin, MO	39,462	9,977	65,481	29,839	—	10,962	94,335	105,297	8,624	2004
Northwoods Mall, Charleston, SC	58,267	14,867	49,647	16,512	(777)	14,090	66,159	80,249	11,562	2001
Oak Hollow Mall, High Point, NC	39,723	5,237	54,775	3,339	—	5,237	58,114	63,351	20,807	1994-1995
Oakpark Mall, Overland Park, KS	276,084	23,119	318,759	2,609	—	23,119	321,368	344,487	22,230	2005
Old Hickory Mall, Jackson, TN	32,271	15,527	29,413	4,213	—	15,527	33,626	49,153	6,409	2001
Panama City Mall, Panama City, FL	38,290	9,017	37,454	12,320	—	12,168	46,623	58,791	7,201	2002
Parkdale Mall, Beaumont, TX	51,581	20,723	47,390	32,248	(307)	20,416	79,638	100,054	13,705	2001
Park Plaza Mall, Little Rock, AR	43,093	6,297	81,638	31,059	—	6,304	112,690	118,994	11,062	2004
Pemberton Square, Vicksburg, MS	—	1,191	14,305	516	(947)	244	14,821	15,065	7,342	1986
Post Oak Mall (E), College Station, TX	—	3,936	48,948	1,877	(327)	3,608	50,826	54,434	17,837	1984-1985
Randolph Mall, Asheboro, NC	14,072	4,547	13,927	7,847	—	4,547	21,774	26,321	3,868	2001
Regency Mall, Racine, WI	31,913	3,384	36,839	14,726	—	4,188	50,761	54,949	10,303	2001
Richland Mall (E), Waco, TX	—	9,874	35,238	4,921	—	9,887	40,146	50,033	6,308	2002

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2007
(In thousands)
(continued)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period

Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

Rivergate Mall, Nashville, TN	66,477	17,896	86,767	17,981	—	17,896	104,748	122,644	26,394	1998
River Ridge Mall (E), Lynchburg, VA	—	4,824	59,052	(1,572)	—	4,825	57,479	62,304	6,294	2003
South County Center, Mehlville, MO	78,565	15,754	159,249			15,754	159,249	175,003	1,740	2007
Southaven Town Ctr, Southaven, MS	45,434	8,255	29,380	4,986	—	8,577	34,044	42,621	3,188	2005
Southpark Mall, Colonial Heights, VA	37,550	9,501	73,262	17,064	—	9,503	90,324	99,827	11,160	2003
Stroud Mall, Stroudsburg, PA	30,581	14,711	23,936	9,630	—	14,711	33,566	48,277	8,260	1998
St. Clair Square, Fairview Heights, IL	61,809	11,027	75,620	28,216	—	11,027	103,836	114,863	26,043	1996
Sunrise Mall (E), Brownsville, TX	—	11,156	59,047	4,592	—	11,156	63,639	74,795	11,139	2003
Towne Mall (E), Franklin, OH	—	3,101	17,033	561	(641)	2,460	17,594	20,054	3,433	2001
Turtle Creek Mall (E), Hattiesburg, MS	—	2,345	26,418	7,797	—	3,535	33,025	36,560	12,478	1993-1995
Valley View, Roanoke, VA	46,317	15,985	77,771	21,001	—	15,987	98,770	114,757	16,085	2003
Volusia Mall, Daytona, FL	53,539	2,526	120,242	4,042	—	2,526	124,284	126,810	12,732	2004
Walnut Square (E), Dalton, GA	—	50	15,138	6,764	—	50	21,902	21,952	12,340	1984-1985
Wausau Center, Wausau, WI	12,133	5,231	24,705	15,699	(5,231)	—	40,404	40,404	6,744	2001
West County Center, Des Pres, MO	153,871	4,957	346,819			4,957	346,819	351,776	1,902	2007
West Towne Mall, Madison, WI	109,430	9,545	83,084	35,357	—	9,545	118,441	127,986	19,592	2002
Westgate Mall, Spartanburg, SC	50,551	2,149	23,257	42,274	(432)	1,742	65,506	67,248	21,762	1995
Westmoreland Mall, Greensburg, PA	75,895	4,621	84,215	12,800	—	4,621	97,015	101,636	14,511	2002
York Galleria, York, PA	48,873	5,757	63,316	7,936	—	5,757	71,252	77,009	15,334	1995

ASSOCIATED CENTERS:
Annex at Monroeville, Monroeville, PA		716	29,496	305	—	716	29,801	30,517	3,149	2004
Bonita Crossing, Meridian, MS	7,582	794	4,786	8,077	—	794	12,863	13,657	3,087	1997
Chapel Hill Crossing, Akron, OH	—	925	2,520	996	—	925	3,516	4,441	488	2004
Coolsprings Xing (E), Nashville, TN	—	2,803	14,985	4,469	—	3,554	18,703	22,257	7,352	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	3,829	3,314	2,771	420	—	3,314	3,191	6,505	719	1998
The District at Monroeville, Monroeville, PA	—	932	—	18,859	—	934	18,857	19,791	2,341	2004
Eastgate Crossing, Cincinnati, OH	16,595	707	2,424	2,849	—	707	5,273	5,980	511	2001
Foothills Plaza (E), Maryville, TN	—	132	2,132	637	—	148	2,753	2,901	1,570	1984-1988
Foothills Plaza Expansion(E), Maryville, TN	—	137	1,960	240	—	141	2,196	2,337	1,042	1984-1988

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2007
(In thousands)
(continued)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period

Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

Frontier Square (E), Cheyenne, WY	—	346	684	236	(86)	260	920	1,180	441	1985
General Cinema (E), Athens, GA	—	100	1,082	177	—	100	1,259	1,359	878	1984
Gunbarrel Pointe (E), Chattanooga, TN	—	4,170	10,874	239	—	4,170	11,113	15,283	2,031	2000
Hamilton Corner, Chattanooga, TN	16,904	630	5,532	6,344		734	11,772	12,506	2,989	1986-1987
Hamilton Crossing, Chattanooga, TN	—	4,014	5,906	6,045	(1,370)	2,644	11,951	14,595	3,155	1987
Hamilton Place Leather One, Chattanooga, TN	—	1,110	1,866		—	1,110	1,866	2,976	514	2007
Harford Annex (E), Bel Air, MD	—	2,854	9,718	7	—	2,854	9,725	12,579	973	2003
The Landing at Arbor Place, Douglasville, GA	8,247	4,993	14,330	457	(734)	4,259	14,787	19,046	4,186	1998-1999
Layton Convenience Ctr, Layton Hills, UT	—	—	8	71	—	—	79	79	8	2005
Layton Hills Plaza, Layton Hills, UT	—	—	2	345	—	—	347	347	11	2005
Madison Plaza (E), Huntsville, AL	—	473	2,888	3,657	—	473	6,545	7,018	1,964	1984
The Plaza at Fayette Mall, Lexington, KY	44,017	9,531	27,646	4,064	—	9,531	31,710	41,241	1,299	2006
Parkdale Crossing, Beaumont, TX	8,144	2,994	7,408	1,912	(355)	2,639	9,320	11,959	1,197	2002
Pemberton Plaza, Vicksburg, MS	1,933	1,284	1,379	13	—	1,284	1,392	2,676	211	2004
The Shoppes At Hamilton, Chattanooga, TN	—	4,894	11,700	26	—	4,894	11,726	16,620	1,368	2003
Sunrise Commons (E), Brownsville, TX	—	1,013	7,525	(153)	—	1,013	7,372	8,385	880	2003
The Shoppes at Panama City, Panama City, FL	—	1,010	8,294	—	—	1,010	8,294	9,304	778	2004
The Shoppes at St. Clair, St. Louis, MO	22,306	8,250	23,623		—	8,250	23,623	31,873	819	2007
The Terrace, Chattanooga, TN	—	4,166	9,929	14	—	4,166	9,943	14,109	2,752	1997
Village at Rivergate, Nashville, TN	3,140	2,641	2,808	2,875	—	2,641	5,683	8,324	1,228	1998
West Towne Crossing, Madison, WI	—	1,151	2,955	402	—	1,151	3,357	4,508	482	1998
Westgate Crossing, Spartanburg, SC	9,272	1,082	3,422	5,778	—	1,082	9,200	10,282	3,390	1997
Westmoreland South, Greensburg, PA	—	2,898	21,167	6,726	—	2,898	27,893	30,791	3,180	2002

COMMUNITY CENTERS
Brassfield Shopping Center, Greensboro, NC	—		1,900		—	—	1,900	1,900	6	2007
Cauldwell Court, Greensboro, NC	—	222	1,848		—	222	1,848	2,070	15	2007
Chicopee Marketplace, Chicopee, MA	—	97	5,357			97	5,357	5,454	92	2007
Cobblestone Village, Palm Coast, FL	—	5,196	12,070		—	5,196	12,070	17,266	75	2007
Garden Square, Greensboro, NC	—	2,175	2,677		—	2,175	2,677	4,852	16	2007

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2007
(In thousands)
(continued)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period

Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

Hunt Village, Greensboro, NC	—	644	655		—	644	655	1,299	8	2007
Lakeview Pointe, Stillwater, OK	19,239	3,730	19,513	241	(461)	3,269	19,754	23,023	674	2006
Massard Crossing, Ft Smith, AZ	5,657	2,879	5,176	113	—	2,879	5,289	8,168	836	2004
Milford Marketplace, Milford, CT	16,257	318	21,992		—	318	21,992	22,310	144	2007
New Garden Crossing, Greensboro, NC	—	7,547	9,661		—	7,547	9,661	17,208	42	2007
Northwest Centre, Greensboro, NC	—	1,259	11,181		—	1,259	11,181	12,440	47	2007
Oak Hollow Square, High Point, NC	—	8,609	9,097		—	8,609	9,097	17,706	73	2007
Westridge Square, Greensboro, NC	—	13,403	15,837		—	13,403	15,837	29,240	57	2007
Willowbrook Plaza, Houston, TX	28,945	15,079	27,376	10,716	—	15,079	38,092	53,171	4,476	2004

OFFICE BUILDINGS:
CBL Center, Chattanooga, TN	13,923	140	24,675	666	—	140	25,341	25,481	7,495	2001
Lake Point Office Build, Greensboro, NC	—	1,435	14,261		—	1,435	14,261	15,696	65	2007
Oak Branch Business Center, Greensboro, NC	—	535	2,192		—	535	2,192	2,727	20	2007
One Oyster Point, Newport News	—	1,822	3,623		—	1,822	3,623	5,445	26	2007
Peninsula Business Center I, Newport News	—	887	1,440		—	887	1,440	2,327	18	2007
Peninsula Business Center II, Newport News	—	1,654	873		—	1,654	873	2,527	16	2007
Sun Trust Bank Building, Greensboro, NC	—	941	18,417		—	941	18,417	19,358	68	2007
Two Oyster Point, Newport News	—	1,543	3,974		—	1,543	3,974	5,517	21	2007
Westridge Suites, Greensboro, NC	—	336	779		—	336	779	1,115	13	2007
706 Green Valley Road Build, Greensboro, NC	—	1,346	10,906		—	1,346	10,906	12,252	58	2007
708 Green Valley Road Build, Greensboro, NC	—	1,011			—	1,011	—	1,011	—	2007
840 Greenbrier Circle, Chesapeake	—	2,096	3,091		—	2,096	3,091	5,187	31	2007
850 Greenbrier Circle, Chesapeake	—	3,154	6,881		—	3,154	6,881	10,035	45	2007
1500 Sunday Drive, Raleigh, NC	—	812	8,872		—	812	8,872	9,684	47	2007

DISPOSALS:
Twin Peaks , Longmont, CO	—	1,874	22,022	24,265	(48,161)	—	—	—	—	1984
Shops at Pineda, Melbourne, FL	—	417	5,500		(5,917)	—	—	—	—	2007

Schedule III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2007
(In thousands)
(continued)

		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period

Description /Location	Encumbrances (B)	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction / Acquisition

OTHER:
Other - Land	54,997	22,466	833	4,243	—	22,696	4,846	27,542	775

SUB TOTALS	$4,454,285	$922,863	$6,084,762	$1,249,785	$ (75,925)	$917,578	$7,263,907	$8,181,485	$1,102,767

DEVELOPMENTS IN PROGRESS
Consisting of Construction and Development Properties	1,415,033	—	—	323,560	—	—	323,560	323,560	—

TOTALS	$5,869,318	$922,863	$6,084,762	$1,573,345	$ (75,925)	$917,578	$7,587,467	$8,505,045	$1,102,767

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.

(B)	Encumbrances represent the mortgage notes payable balance at December 31, 2007.

(C)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $3.39 billion.

(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.

(E)	Property is pledged as collateral on the secured lines of credit used for development properties.

(F)	Includes non-property mortgages and credit line mortgages.

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2007, 2006, and 2005 are set forth below (in thousands):

	Year Ended December 31,
	2007	2006	2005
REAL ESTATE ASSETS:
Balance at beginning of period	$ 7,018,548	$ 6,672,335	$ 5,470,244
Additions during the period:
Additions and improvements	540,419	469,558	376,319
Acquisitions of real estate assets	1,209,795	-	916,769
Deductions during the period:
Deconsolidation of real estate assets as a result of FIN 46(R)	(179,977)	-	-
Cost of sales and retirements	(61,997)	(121,984)	(87,869)
Accumulated depreciation on assets held for sale (A)	(19,527)	(438)	(1,539)
Impairment of real estate assets (B)	-	-	(1,029)
Abandoned projects	(2,216)	(923)	(560)
Balance at end of period	$ 8,505,045	$ 7,018,548	$ 6,672,335

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$ 924,297	$ 727,907	$ 575,464
Depreciation expense	228,576	209,875	169,240
Deconsolidation of real estate assets as a result of FIN 46(R)	(5,949)	-	-
Accumulated depreciation on assets held for sale (A)	(19,527)	(438)	(1,539)
Accumulated depreciation on real estate assets sold	(1,278)	-	(10)
Accumulated depreciation on real estate assets retired	(23,352)	(13,047)	(15,248)
Balance at end of period	$ 1,102,767	$ 924,297	$ 727,907

(A)	Reflects the reclassification of accumulated depreciation against the cost of the assets to reflect assets held for sale at net carrying value.
(B)	Represents impairment recorded to reduce the carrying values of impaired assets to their estimated fair values.

SCHEDULE IV

CBL & ASSOCIATES PROPERTIES, INC.

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

AT DECEMBER 31, 2007

(In thousands)

Name Of Center/ Location	Interest Rate	Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgages	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-Myrtle Beach Myrtle Beach, SC	7.75%	Oct-2014	$ 58	(3)	$ 9,000	None	$ 9,000	$ 9,000	$ -
Park Place Chattanooga, TN	8.00%	Apr-2012	25		2,106	None	3,118	2,595	-
Village Square Houghton Lake, MI and Village at Wexford Cadillac, MI	5.00%	Mar-2010	11	(3)	2,627	None	2,627	2,627	-
Cobblestone at Royal Palm Palm Coast, FL	7.37%	Dec-2009	11	(3)	1,737	None	1,737	1,737	-
Madison Grandview Development Company, LLC Madison, MS	9.00%	Oct-2008	56		7,315	None	7,315	7,315	-
The Shops at Pineda Ridge Melbourne, FL	10.00%	Mar-2010	4		3,735	None	3,735	3,735	-
Brookfield Square - Flemings Brookfield, WI	6.00%	Oct-2010	16		3,250	None	3,250	3,250	-
Cobblestone Village at Palm Coast Palm Coast, FL	8.00%	Jan-2008	12		1,750	None	1,750	1,750	-
CBL-TRS Joint Venture, LLC Chattanooga, TN	variable	Dec-2008	458	(3)	100,000	None	167,000	100,000	-
OTHER	6.00% - 10.00%	Feb-2008/ Jan-2047	30		1,833	None	6,687	3,128	-
			$681		$133,353		$206,219	$135,137	$-

(1)	Equal monthly installments comprised of principal and interest unless otherwise noted.
(2)	The aggregate carrying value for federal income tax purposes was $135,137 at December 31, 2007.
(3)	Payment represents interest only.

The changes in mortgage notes receivable for the years ending December 31, 2007, 2006, and 2005 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Beginning balance	$ 21,559	$ 18,117	$ 27,804
Additions	118,195	3,666	3,486
Payments	(4,617)	(224)	(13,173)
Ending balance	$ 135,137	$ 21,559	$ 18,117

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 10, 2005 (q)
3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through May 10, 2005 (q)
3.3	Amended and Restated Bylaws of the Company, (as amended effective November 6, 2007) (bb)
4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above
4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (f)
4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (f)
4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (f)
4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (g)
4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (i)
4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (h)
4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (l)
4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (l)
4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (m)
4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (q)
4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (s)

10.1.1	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 15, 2005 (p)
10.1.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 16, 2005 (s)
10.2.1	Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999 (c)
10.2.2	Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank (successor to BankBoston), dated January 31, 2001 (f)
10.3	Property Management Agreement between the Operating Partnership and the Management Company (a)
10.4	Property Management Agreement relating to Retained Properties (a)
10.5.1	CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (j)
10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (i)
10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (i)
10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (j)
10.5.5	Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (m)
10.5.6	Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (m)
10.5.7	Form of Senior Executive Deferred Compensation Arrangements, dated as of January 1, 2004, between the Company and Charles B. Lebovitz, Stephen D. Lebovitz, John N. Foy and Ben Landress† (u)
10.5.8	Form of Stock Restriction Agreement for restricted stock awards in 2004 and subsequent years† (o)
10.5.9	Form of Stock Restriction Agreement for 2006 restricted stock awards† (v)
10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)
10.7.1	Employment Agreement for Charles B. Lebovitz (a)†
10.7.2	Employment Agreement for John N. Foy (a)†
10.7.3	Employment Agreement for Stephen D. Lebovitz (a)†
10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†

10.7.5	Summary Description of November 1, 2006 Compensation Committee Action Approving 2007 Executive Base Salary Levels† (z)
10.7.6	Summary Description of November 1, 2006 Compensation Committee Action Approving 2007 Executive Bonus Opportunities† (z)
10.7.7	Summary Description of November 5, 2007 Compensation Committee Action Approving 2008 Executive Base Salary Levels (bb) †
10.7.8	Summary Description of November 5, 2007 Compensation Committee Action Approving 2008 Executive Bonus Opportunities (bb) †
10.8	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)
10.9.1	Option Agreement relating to certain Retained Properties (a)
10.9.2	Option Agreement relating to Outparcels (a)
10.10.1	Property Partnership Agreement relating to Hamilton Place (a)
10.10.2	Property Partnership Agreement relating to CoolSprings Galleria (a)
10.11.1	Acquisition Option Agreement relating to Hamilton Place (a)
10.11.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)
10.12.1	Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of August 27, 2004 (k)
10.12.2	First Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of September 21, 2005 (r)
10.12.3	Second Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of February 14, 2006 (u)
10.12.4	Amended and Restated Unsecured Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of August 22, 2006 (x)
10.12.5

First Amendment to the Amended and Restated Unsecured Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 30, 2007

10.13

Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc., dated July 1, 1998 (b)

10.14.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (d)

10.14.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (t)
10.15.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (e)
10.15.2	Voting and Standstill Agreement dated as of September 25, 2000 (t)
10.15.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (u)
10.16.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (e)
10.16.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (e)
10.16.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (e)
10.16.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (m)
10.16.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (s)
10.17.1	Sixth Amended and Restated Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, National Association, et al., dated February 28, 2003 (m)
10.17.2	First Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated May 3, 2004 (m)
10.17.3	Second Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated September 21, 2005 (r)
10.17.4	Third Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated February 14, 2006 (u)
10.17.5	Fourth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated August 29, 2006 (y)
10.17.6	Fifth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 24, 2007 (cc)

10.17.7	Sixth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated November 30, 2007
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
10.18.5

Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated December 16, 2005 (u)

10.18.6	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 6, 2006 (w)
10.18.7	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated May 15, 2007 (aa)
10.18.8	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated December 31, 2007
10.19

Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (q)

10.20.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (s)
10.20.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (s)
10.20.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (s)

10.20.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (s)
10.20.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (s)
10.20.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (s)
10.20.7

Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (s)

10.21.1

Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (u)

10.21.2

Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (u)

10.22.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007 (cc)
10.22.2

Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007 (cc)

10.22.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (cc)
10.23

Unsecured Credit Agreement, dated November 30, 2007, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (bb)
21	Subsidiaries of the Company
23	Consent of Deloitte & Touche LLP
24	Power of Attorney

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 4, 1999.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(e)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(f)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(g)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(h)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(i)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(j)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(k)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 21, 2004.*

(l)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(m)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(n)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(p)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 21, 2005.*

(q)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(r)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*

(s)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(t)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(u)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(v)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

(x)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 25, 2006.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 1, 2006.*

(z)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 7, 2006.*

(aa)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.*

(bb) Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(cc) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494