Form 10-K/A
period 2007-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2008-03-03
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Shareholder’s Meeting are incorporated by reference in Part III.

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed on February 29, 2007, is being filed for the sole purpose of correcting an inadvertent typographical error that resulted in the omission of the conformed signatures of Deloitte & Touche LLP on the Report of Independent Registered Public Accounting Firm contained in Item 8, Financial Statements and Supplementary Data (through incorporation by reference to the consolidated financial statements included in Item 15, Exhibits, Financial Statement Schedules) and the Report of Independent Registered Public Accounting Firm contained in Item 9A, Controls and Procedures.

Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the February 29, 2007 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.  In order to comply with certain technical requirements of the Securities and Exchange Commission's rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment the complete text of Part II, Item 8, Financial Statements and Supplementary Data, Item 9A, Controls and Procedures, and Part IV, Item 15, Exhibits, Financial Statements, as well as a consent of our independent registered public accountants with respect to this filing (Exhibit 23).  We are also including in this amendment updated certifications of our principal executive and principal financial officers (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 28, 2008

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm	6

Consolidated Balance Sheets as of December 31, 2007 and 2006	7

Consolidated Statements of Operations for the Years Ended
December 31, 2007, 2006 and 2005	8

Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2007, 2006 and 2005	9

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005	11

Notes to Consolidated Financial Statements	13

(2)	Consolidated Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	49
Schedule III Real Estate and Accumulated Depreciation	50
Schedule IV Mortgage Loans on Real Estate	58

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

(3)	Exhibits

The Exhibit Index filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on February 29, 2008, is incorporated by reference into this Item 15(a)(3).  Also incorporated by reference into this Item 15(a)(3) is the Exhibit Index attached to this Amendment No. 1 on Form 10-K/A for those exhibits filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By: __/s/ John N. Foy_________
John N. Foy
Vice Chairman of the Board, Chief Financial Officer
and Treasurer

Dated: March 3, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles B. Lebovitz	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 3, 2008
Charles B. Lebovitz

/s/ John N. Foy	Vice Chairman of the Board, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2008
John N. Foy

/s/ Stephen D. Lebovitz*	Director, President and Secretary	March 3, 2008
Stephen D. Lebovitz

/s/ Claude M. Ballard*	Director	March 3, 2008
Claude M. Ballard

/s/ Leo Fields*	Director	March 3, 2008
Leo Fields

/s/ Matthew S. Dominski*	Director	March 3, 2008
Matthew S. Dominski

/s/ Winston W. Walker*	Director	March 3, 2008
Winston W. Walker

/s/ Gary L. Bryenton*	Director	March 3, 2008
Gary L. Bryenton

/s/ Martin J. Cleary*	Director	March 3, 2008
Martin J. Cleary

*By:/s/ John N. Foy	Attorney-in-Fact	March 3, 2008
John N. Foy

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	6

Consolidated Balance Sheets as of December 31, 2007 and 2006	7

Consolidated Statements of Operations for the Years Ended December 31,
2007, 2006 and 2005	8

Consolidated Statements of Shareholders’ Equity for the Years Ended
December 31, 2007, 2006 and 2005	9

Consolidated Statements of Cash Flows for the Years Ended December 31,
2007, 2006 and 2005	11

Notes to Consolidated Financial Statements	13

Schedule II Valuation and Qualifying Accounts	49
Schedule III Real Estate and Accumulated Depreciation	50
Schedule IV Mortgage Loans on Real Estate	58

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

/s/ DELOITTE & TOUCHE LLP

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

SCHEDULE IV

CBL & ASSOCIATES PROPERTIES, INC.

MORTGAGE NOTES RECEIVABLE ON REAL ESTATE

AT DECEMBER 31, 2007

(In thousands)

Name Of Center/ Location	Interest Rate	Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgages	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-Myrtle Beach Myrtle Beach, SC	7.75%	Oct-2014	$ 58	(3)	$ 9,000	None	$ 9,000	$ 9,000	$ -
Park Place Chattanooga, TN	8.00%	Apr-2012	25		2,106	None	3,118	2,595	-
Village Square Houghton Lake, MI and Village at Wexford Cadillac, MI	5.00%	Mar-2010	11	(3)	2,627	None	2,627	2,627	-
Cobblestone at Royal Palm Palm Coast, FL	7.37%	Dec-2009	11	(3)	1,737	None	1,737	1,737	-
Madison Grandview Development Company, LLC Madison, MS	9.00%	Oct-2008	56		7,315	None	7,315	7,315	-
The Shops at Pineda Ridge Melbourne, FL	10.00%	Mar-2010	4		3,735	None	3,735	3,735	-
Brookfield Square - Flemings Brookfield, WI	6.00%	Oct-2010	16		3,250	None	3,250	3,250	-
Cobblestone Village at Palm Coast Palm Coast, FL	8.00%	Jan-2008	12		1,750	None	1,750	1,750	-
CBL-TRS Joint Venture, LLC Chattanooga, TN	variable	Dec-2008	458	(3)	100,000	None	167,000	100,000	-
OTHER	6.00% - 10.00%	Feb-2008/ Jan-2047	30		1,833	None	6,687	3,128	-
			$681		$133,353		$206,219	$135,137	$-

(1)	Equal monthly installments comprised of principal and interest unless otherwise noted.
(2)	The aggregate carrying value for federal income tax purposes was $135,137 at December 31, 2007.
(3)	Payment represents interest only.

The changes in mortgage notes receivable for the years ending December 31, 2007, 2006, and 2005 were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Beginning balance	$ 21,559	$ 18,117	$ 27,804
Additions	118,195	3,666	3,486
Payments	(4,617)	(224)	(13,173)
Ending balance	$ 135,137	$ 21,559	$ 18,117

EXHIBIT INDEX

Exhibit Number	Description
23	Consent of Deloitte & Touche LLP
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002