Form 10-Q
period 2008-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2008-05-09
CIK 910612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 001-12494

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if smaller reporting company)		Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 5, 2008, there were 66,320,709 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

Table of Contents

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION	37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURE	49

PART I – FINANCIAL INFORMATION

ITEM 1:	Financial Statements

CBL & Associates Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Real estate assets:
Land	$868,233	$917,578
Buildings and improvements	7,207,622	7,263,907
	8,075,855	8,181,485
Less accumulated depreciation	(1,157,209)	(1,102,767)
	6,918,646	7,078,718
Held for sale	161,298	—
Developments in progress	308,467	323,560
Net investment in real estate assets	7,388,411	7,402,278
Cash and cash equivalents	65,742	65,826
Cash held in escrow	2,640	—
Receivables:
Tenant, net of allowance for doubtful accounts of $1,209 in 2008 and $1,126 in 2007	68,506	72,570
Other	11,233	10,257
Mortgage and other notes receivable	40,849	135,137
Investments in unconsolidated affiliates	195,397	142,550
Intangible lease assets and other assets	256,170	276,429
	$8,028,948	$8,105,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$5,889,620	$5,869,318
Accounts payable and accrued liabilities	363,043	394,884
Total liabilities	6,252,663	6,264,202
Commitments and contingencies (Notes 3,5 and 11)
Minority interests	888,510	920,297
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2008 and 2007	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2008 and 2007	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 66,306,558 and 66,179,747 shares issued and outstanding in 2008 and 2007, respectively	663	662
Additional paid-in capital	999,468	990,048
Accumulated other comprehensive loss	(12,329)	(20)
Accumulated deficit	(100,039)	(70,154)
Total shareholders’ equity	887,775	920,548
	$8,028,948	$8,105,047

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Minimum rents	$172,032	$154,249
Percentage rents	4,990	6,482
Other rents	5,011	4,415
Tenant reimbursements	86,279	77,671
Management, development and leasing fees	2,938	1,221
Other	7,029	4,980
Total revenues	278,279	249,018
EXPENSES:
Property operating	48,024	43,065
Depreciation and amortization	73,616	56,608
Real estate taxes	23,855	20,646
Maintenance and repairs	17,718	15,291
General and administrative	12,531	10,197
Other	6,999	3,639
Total expenses	182,743	149,446
Income from operations	95,536	99,572
Interest and other income	2,727	2,745
Interest expense	(80,224)	(66,127)
Loss on extinguishment of debt	—	(227)
Gain on sales of real estate assets	3,076	3,530
Equity in earnings of unconsolidated affiliates	979	598
Income tax provision	(357)	(803)
Minority interest in earnings:
Operating partnership	(4,742)	(13,563)
Shopping center properties	(6,049)	(730)
Income from continuing operations	10,946	24,995
Operating income of discontinued operations	680	103
Loss on discontinued operations	—	(55)
Net income	11,626	25,043
Preferred dividends	(5,455)	(7,642)
Net income available to common shareholders	$6,171	$17,401

Basic per share data:
Income from continuing operations, net of preferred dividends	$0.08	$0.27
Discontinued operations	0.01	—
Net income available to common shareholders	$0.09	$0.27
Weighted average common shares outstanding	65,897	65,109
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.08	$0.26
Discontinued operations	0.01	—
Net income available to common shareholders	$0.09	$0.26
Weighted average common and potential dilutive common shares outstanding	66,109	65,886

Dividends declared per common share	$0.5450	$0.5050

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,626	$25,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,472	37,302
Amortization	33,504	21,348
Net amortization of debt premiums and discounts	(1,975)	(1,902)
Net amortization of above and below market leases	(2,597)	(2,930)
Gain on sales of real estate assets	(3,076)	(3,530)
Loss on discontinued operations	—	55
Write-off of development projects	1,713	48
Share-based compensation expense	1,588	2,126
Income tax benefit from share-based compensation	1,501	1,139
Loss on extinguishment of debt	—	227
Equity in earnings of unconsolidated affiliates	(979)	(598)
Distributions of earnings from unconsolidated affiliates	4,163	891
Minority interest in earnings	10,791	14,293
Changes in:
Tenant and other receivables	3,013	7,442
Other assets	(5,357)	(5,188)
Accounts payable and accrued liabilities	(5,434)	2,548
Net cash provided by operating activities	92,953	98,314

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(126,998)	(118,061)
Acquisitions of real estate assets and intangible lease assets	—	(7,545)
Cash placed in escrow	(2,640)	—
Purchases of available-for-sale securities	—	(18,652)
Proceeds from sales of real estate assets	6,187	11,581
Additions to mortgage notes receivable	(9,597)	(2,085)
Payments received on mortgage notes receivable	103,885	73
Additional investments in and advances to unconsolidated affiliates	(33,447)	(18,097)
Distributions in excess of equity in earnings of unconsolidated affiliates	13,370	1,205
Purchase of minority interests in shopping center properties	—	(8,007)
Purchase of minority interests in the Operating Partnership	—	(8,509)
Changes in other assets	674	4,707
Net cash used in investing activities	(48,566)	(163,390)

CBL & Associates Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

(Continued)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	217,381	572,994
Principal payments on mortgage and other notes payable	(185,412)	(421,185)
Additions to deferred financing costs	(489)	(1,307)
Prepayment fees to extinguish debt	—	(227)
Proceeds from issuance of common stock	86	81
Proceeds from exercises of stock options	250	2,139
Income tax benefit from share-based compensation	(1,501)	(1,139)
Contributions from minority partners	203	—
Distributions to minority interests	(33,465)	(27,489)
Dividends paid to holders of preferred stock	(5,455)	(7,642)
Dividends paid to common shareholders	(36,069)	(33,038)
Net cash provided by (used in) financing activities	(44,471)	83,187
NET CHANGE IN CASH AND CASH EQUIVALENTS	(84)	18,111
CASH AND CASH EQUIVALENTS, beginning of period	65,826	28,700
CASH AND CASH EQUIVALENTS, end of period	$65,742	$46,811
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$83,499	$68,087

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Dollars in thousands, except share data)

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).   At March 31, 2008, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 28 associated centers (each adjacent to a regional mall), 13 community centers and 14 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in nine regional malls/open-air centers, four associated centers, three community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had six mall expansions, two associated/lifestyle centers (one of which is owned in a joint venture), one mixed-use center and five community/open-air centers (four of which are owned in joint ventures) under construction at March 31, 2008. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2008, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 55.1% limited partner interest for a combined interest held by CBL of 56.7%.

The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2008, CBL’s Predecessor owned a 14.9% limited partner interest, Jacobs owned a 19.6% limited partner interest and third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at March 31, 2008, for a total combined effective interest of 21.0% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America

(“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended March 31, 2008, are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain historical amounts have been reclassified to conform to the current year presentation. The financial results of certain properties are reported as discontinued operations in the condensed consolidated financial statements. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations. See Note 6 for further discussion.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 – Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption is not expected to have an impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities on January 1, 2008.

In accordance with SFAS No. 157, the Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy based on whether the inputs to valuation techniques are observable or unobservable. The fair value hierarchy, as defined by SFAS No. 157, contains three levels of inputs that may be used to measure fair value as follows:

Level 1 – Inputs represent quoted prices in active markets for identical assets and liabilities as of the measurement date.

Level 2 – Inputs, other than those included in Level 1, represent observable measurements for similar instruments in active markets, or identical or similar instruments in markets that are not active, and observable measurements or market data for instruments with substantially the full term of the asset or liability.

Level 3 – Inputs represent unobservable measurements, supported by little, if any, market activity, and require considerable assumptions that are significant to the fair value of the asset or liability. Market valuations must often be determined using discounted cash flow methodologies, pricing models or similar techniques based on the Company’s assumptions and best judgment.

              The following table sets forth information regarding the Company’s financial instruments that are measured at fair value in the Condensed Consolidated Balance Sheet as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using
	Fair Value At March 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$17,882	$17,882	$—	$—
Privately held debt and equity securities	4,875	—	—	4,875

Liabilities:
Interest rate swaps	$9,023	$—	$9,023	$—

Other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. During the quarter ended March 31, 2008, the Company did not recognize any realized gains and losses or write-downs related to sales or disposals of marketable securities or other-than-temporary impairments. The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.

The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt. The interest rate swaps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The Company currently has two interest rate swap agreements included in Accounts Payable and Accrued Liabilities that qualify as hedging instruments and are designated as cash flow hedges. The swaps have met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company has engaged a third party firm to calculate the valuations for its interest rate swaps. The fair values of the Company’s interest rate swaps, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) rate information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

The Company holds a convertible note receivable from, and a warrant to acquire shares of Jinsheng Group, in which the Company also holds a cost-method investment. See Note 4 for additional information. The convertible note receivable is non-interest bearing and is secured by shares of the private entity. Since the convertible note receivable is non-interest bearing and there is no active market for the entity’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. During the three months ended March 31, 2008, there was no change in the fair value of the note and warrant.

SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of March 31, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008, and has elected not to apply the fair value option.

Note 4 – Joint Ventures

Equity Method Investments

At March 31, 2008, the Company had investments in the following 19 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	45.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
York Town Center, LP	York Town Center	50.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
CBL Brazil	Plaza Macae	60.0%
CBL—TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center, Renaissance Center and a portfolio of six office buildings	50.0%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Port Orange II, LLC	The Pavilion at Port Orange Phase II	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2008	2007	2008	2007
Revenues	$38,286	$23,562	$19,799	$11,898
Depreciation and amortization expense	(13,000)	(6,896)	(6,677)	(3,504)
Interest expense	(13,006)	(8,317)	(6,626)	(4,192)
Other operating expenses	(11,343)	(7,656)	(5,946)	(3,873)
Gain on sales of real estate assets	472	538	429	269
Net income	$1,409	$1,231	$979	$598

                  Effective January 30, 2008, the Company entered into two 50/50 joint ventures, West Melbourne I, LLC and West Melbourne II, LLC, with certain affiliates of Benchmark Development (“Benchmark”) to develop Hammock Landing, an open-air shopping center in West Melbourne, Florida that will be developed in two phases. The Company obtained its 50% interests in the joint ventures by contributing cash of $9,685. The Company will develop and manage Hammock Landing. The joint venture’s net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company. The Company records its investments in these joint ventures using the equity method of accounting.

Effective January 30, 2008, the Company entered into two 50/50 joint ventures, Port Orange I, LLC and Port Orange II, LLC, with Benchmark to develop the Pavilion at Port Orange (the “Pavilion”), an open-air shopping center in Port Orange, Florida that will be developed in two phases. The Company obtained its 50% interests in the joint ventures by contributing cash of $13,812. The Company will develop and manage the Pavilion. The joint ventures’ net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company. The Company records its investments in these joint ventures using the equity method of accounting.

During the first quarter of 2008, CBL-TRS Joint Venture, a joint venture that the Company accounts for using the equity method of accounting, completed its acquisition of properties from the Starmount Company when it acquired the Renaissance Center, located in Durham, NC, for $89,639 and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5,000. The aggregate purchase price consisted of $58,121 in cash and the assumption of $36,518 of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016.

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of March 31, 2008, Jinsheng owns controlling interests in four home decoration shopping centers,  two general retail shopping centers and four development sites.

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

The Company accounts for its minority interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized to interest income over the term of the secured note using the effective interest method. The minority interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets. The Company recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying condensed consolidated balance sheets. There have been no significant changes to the fair values of the secured note and warrant.

During the first quarter of 2008, the Company became aware that a lender to Jinsheng had declared an event of default under its loan, claiming that the loan proceeds had been improperly advanced to a related party entity owned by Jinsheng's founder. As a result, the lender sought to exercise its rights to register ownership of the shares of Jinsheng that were pledged as collateral for the loan. Jinsheng's founder partially repaid the loan in April 2008 and obtained a release of a portion of the collateral. However, because he failed to pay the balance of the loan by its maturity date of April 30, 2008, the lender is once again seeking to exercise its rights with respect to the remaining collateral. Due to the uncertainty surrounding the final disposition of the pledged Jinsheng shares, the Company has determined that its investment may be potentially impaired. The Company and its fellow investor in Jinsheng are currently working with both the lender and Jinsheng’s founder to negotiate a restructuring plan that would allow for the repayment of the loan and the settlement of the related party receivable. Based on information to date, the Company believes that implementation of a satisfactory restructuring plan will be achieved and has determined that any potential impairment would not be other than temporary.

Variable Interest Entities

In October 2006, the Company entered into a loan agreement with a third party under which the Company would loan the third party up to $18,000 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The Company determined that its loan to the third party represented a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity.

During the first quarter of 2008, the Company agreed to receive title to the underlying land in exchange for the full payment of the $18,000 loan. The transaction had no impact on the Company’s condensed consolidated financial statements.

Note 5 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at March 31, 2008 and December 31, 2007, respectively:

	March 31, 2008		December 31, 2007
	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)
Fixed-rate debt:
Non-recourse loans on operating properties	$4,273,477	5.93%	$4,293,515	5.93%
Line of credit (2)	400,000	4.55%	250,000	4.61%
Total fixed-rate debt	4,673,477	5.81%	4,543,515	5.85%
Variable-rate debt:
Recourse term loans on operating properties	118,175	4.00%	81,767	6.15%
Lines of credit	1,014,602	3.68%	1,165,032	6.28%
Construction loans	83,366	3.97%	79,004	6.20%
Total variable-rate debt	1,216,143	3.73%	1,325,803	6.13%
Total	$5,889,620	5.38%	$5,869,318	5.92%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

The Company has entered into interest rate swaps on notional amounts totaling $400,000 related to its largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

The Company has an unsecured credit facility with total availability of $560,000 that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage, as defined in the agreement to the facility. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2008 and has three one-year extension options, which are at the Company’s election. At March 31, 2008, the outstanding borrowings of $525,232 under the unsecured credit facility had a weighted average interest rate of 3.56%.

The Company has an unsecured credit facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. The Company completed its acquisition of these properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured credit facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured credit facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured credit facility and $525,000 secured facility.

The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election. At March 31, 2008, the outstanding borrowings of $264,870 under this facility had a weighted average interest rate of 3.83%.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.90% and had a weighted average interest rate of 3.78% at March 31, 2008. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2008:

Total Available	Total Outstanding	Maturity Date
$525,000	$525,000	February 2009
100,000	62,300	June 2009
20,000	20,000	March 2010
17,200	17,200	April 2010
$662,200	$624,500

Interest Rate Swaps

On January 2, 2008, the Company entered into a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.453%. The swap was valued at $(3,197) as of March 31, 2008 and matures on December 30, 2009.

On December 31, 2007, the Company entered into a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured credit facility equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.605%. The swap was valued at $(5,826) as of March 31, 2008 and matures on December 30, 2009.

The above swaps have met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The swaps' total fair value of $(9,023) as of March 31, 2008 is included in Accounts Payable and Accrued Liabilities in the accompanying condensed consolidated balance sheet.

Letters of Credit

At March 31, 2008, the Company had additional secured and unsecured lines of credit with a total commitment of $37,940 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $15,867 at March 31, 2008.

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

Maturities

The weighted average remaining term of the Company’s total consolidated debt was 4.1 years at March 31, 2008 and 4.4 years at December 31, 2007. The weighted average remaining term of the Company's consolidated fixed-rate debt was 4.7 years and 5.1 years at March 31, 2008 and December 31, 2007, respectively. The Company has eleven loans and two lines of credit totaling $1,602,011 that are scheduled to mature before March 31, 2009. Of the total amount scheduled to mature within the next twelve months, the two lines of credit account for $1,050,232. The lines of credit are the Company’s largest secured and unsecured facilities, as discussed above. The secured facility has a one-year extension option and the unsecured facility has three one-year extension options. Of the eleven loans scheduled to mature within the next twelve months, three loans totaling $76,234 have extension options. The Company expects to extend, retire or refinance the loans.

Note 6 – Discontinued Operations

As of March 31, 2008, the Company determined that 19 of the community center and office properties originally acquired during the fourth quarter of 2007 from the Starmount Company met the criteria to be classified as held-for-sale. Individual sales of the properties are expected to close throughout the next twelve months. In conjunction with their classification as held-for-sale, the results of operations from the properties have been reclassified to discontinued operations for the three months ended March 31, 2008.

During August 2007, the Company sold Twin Peaks Mall in Longmont, CO. During December 2007, the Company sold The Shops at Pineda Ridge in Melbourne, FL. The results of operations of these properties are included in discontinued operations for the three months ended March 31, 2007.

Total revenues for the properties included in discontinued operations in the accompanying condensed consolidated financial statements of operations were $4,555 and $1,538 for the three month periods ended March 31, 2008 and 2007, respectively.

Note 7 – Segment Information

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

Three Months Ended March 31, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$253,652	$10,950	$3,338	10,339	$278,279
Property operating expenses (1)	(92,256)	(2,645)	(1,206)	6,510	(89,597)
Interest expense	(63,069)	(2,306)	(1,135)	(13,714)	(80,224)
Other expense	—	—	—	(6,999)	(6,999)
Gain on sales of real estate assets	1,398	—	2	1,676	3,076
Segment profit (loss)	$99,725	$5,999	$999	$(2,188)	104,535
Depreciation and amortization expense					(73,616)
General and administrative expense					(12,531)
Interest and other income					2,727
Equity in earnings of unconsolidated affiliates					979
Income tax provision					(357)
Minority interest in earnings					(10,791)
Income from continuing operations					$10,946
Total Assets	$6,880,765	$348,057	$219,173	$580,953	$8,028,948
Capital expenditures (3)	$52,481	$267	$22,433	$101,183	$176,364

Three Months Ended March 31, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$230,618	$10,557	$1,978	5,865	$249,018
Property operating expenses (1)	(82,505)	(2,606)	(785)	6,894	(79,002)
Interest expense	(54,107)	(1,856)	(993)	(9,171)	(66,127)
Other expense	—	—	—	(3,639)	(3,639)
Gain on sales of real estate assets	(93)	(10)	(9)	3,642	3,530
Segment profit (loss)	$93,913	$6,085	$191	$3,591	103,780
Depreciation and amortization expense					(56,608)
General and administrative expense					(10,197)
Loss on extinguishment of debt					(227)
Interest and other income					2,745
Equity in earnings of unconsolidated affiliates					598
Income tax provision					(803)
Minority interest in earnings					(14,293)
Income from continuing operations					$24,995
Total Assets	$5,844,095	$318,566	$60,046	$396,641	$6,619,348
Capital expenditures (3)	$62,531	$9,992	$7,985	$33,979	$114,487

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Postretirement Benefits

Effective March 1, 2008, the Company adopted an unfunded plan to provide medical insurance coverage for up to two years to any retirees with thirty or more years of service and no eligibility for any other group health plan coverage or Medicare. The Company accounts for the plan pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to account for the obligation using the transition methodology. During the first quarter of 2008, the Company incurred a total charge of $190 due to the adoption of the plan. Election of the transition methodology resulted in an unrecognized transition cost of $434.

                On March 3, 2008, the Company’s Senior Vice President and Director of Corporate Leasing announced his retirement effective March 31, 2008. In conjunction with his retirement, the Company agreed to the payment of certain compensation and to the acceleration of the vesting of any outstanding restricted stock awards, among other items. The Company incurred a total charge of $1,216 during the first quarter of 2008 related to the officer’s retirement benefits, consisting of $1,000 of base compensation, $75 of pro rata bonus compensation, $31 of health benefits and $110 of restricted stock accelerated vesting.

Note 9 – Earnings Per Share

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

	Three Months Ended March 31,
	2008	2007
Weighted average shares outstanding	66,195	65,562
Effect of nonvested stock awards	(298)	(453)
Denominator – basic earnings per share	65,897	65,109
Dilutive effect of:
Stock options	134	583
Nonvested stock awards	48	157
Deemed shares related to deferred compensation arrangements	30	37
Denominator – diluted earnings per share	66,109	65,886

Note 10 – Comprehensive Income (Loss)

The computation of comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows:

	Total for the Three Months Ended March 31,
	2008	2007
Net Income	$11,626	$25,043
Change in unrealized loss on interest rate hedge agreements	(9,023)	—
Change in unrealized loss on available-for-sale securities	(3,486)	531
Change in foreign currency translation adjustments	200	—
Total other comprehensive income (loss)	(12,309)	531
Comprehensive income (loss)	$(683)	$25,574

Note 11 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at March 31, 2008, was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2008. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that will own property adjacent to the shopping center property YTC is currently developing. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $21,200 as of March 31, 2008. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at March 31, 2008 on the loans was $23,986 of which the Company has guaranteed $6,476. The Company has recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 to reflect the estimated fair value of the guaranty.

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2008, the total amount outstanding on these bonds was $48,560.

Note 12 – Share-Based Compensation

The share-based compensation cost that was charged against income was $1,300 and $1,263 for the three months ended March 31, 2008 and 2007. The share-based compensation cost capitalized as part of real estate assets was $277 and $187 for the three months ended March 31, 2008 and 2007.

The Company’s stock option activity for the three months ended March 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	652,030	$15.71
Exercised	(19,215)	13.00
Outstanding at March 31, 2008	632,815	15.80
Vested at March 31, 2008	632,815	15.80
Exercisable at March 31, 2008	632,815	15.80

A summary of the status of the Company’s stock awards as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2008	298,330	$36.73
Granted	106,813	24.36
Vested	(14,013)	24.29
Nonvested at March 31, 2008	391,130	33.62

                As of March 31, 2008, there was $9,166 of total unrecognized compensation cost related to nonvested stock options and stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.0 years.

Note 13 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Accrued dividends and distributions	$64,372	$59,336
Additions to real estate assets accrued but not yet paid	22,738	27,113
Reclassification of developments in progress to mortgage notes receivable	—	6,528
Note receivable received on sale of land	—	3,735
Minority interest issued in acquisition of real estate assets	—	330
Payable for marketable securities acquired	—	5,672

Note 14 – Income Taxes

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

The Company recorded an income tax provision of $357 and $803 for the three months ended March 31, 2008 and 2007, respectively. The income tax provision in 2008 consisted of a current income tax provision of $1,501 and a deferred income tax benefit of $1,144. The income tax provision in 2007 consisted of a current income tax provision of $1,139 and a deferred income tax benefit of $336.

The Company had a net deferred tax asset of $5,476 at March 31, 2008 and $4,332 at December 31, 2007. The net deferred tax asset at March 31, 2008 and December 31, 2007 primarily consisted of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company reported nominal interest and penalty amounts for the three months ended March 31, 2008 and 2007, respectively.

Note 15 – Subsequent Events

In April 2008, the Company entered into a new, unsecured term facility for up to $228,000. The facility has an initial term of three years with two one-year extensions at the Company’s option. The facility bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage, as defined in the agreement to the facility. The facility was used to pay down outstanding balances on the Company's lines of credit.

In April 2008, the Company completed the sale of five community centers located in Greensboro, NC to three separate buyers for an aggregate of approximately $24,325. The Company expects to record a $1,477 gain attributable to the sales in the second quarter of 2008. The proceeds were used to retire a portion of the outstanding balance on the unsecured line of credit that was originally used to purchase the properties. These centers are included in the held-for-sale portfolio as of March 31, 2008, and their results are included in discontinued operations for the three months ended March 31, 2008.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional malls and open-air and community shopping centers. Our shopping center properties are located in 27 states, but primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

As of March 31, 2008, we owned controlling interests in 75 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), 13 community centers and 14 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2008, we owned non-controlling interests in nine regional malls/open-air centers, four associated centers, three community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. At March 31, 2008, we had six mall expansions, two associated/lifestyle centers (one of which is owned in a joint venture), five community/open-air centers (four of which are owned in joint ventures) and one mixed-use center under construction.

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

Despite the challenging economy, we recorded encouraging results this quarter including increases in occupancy, strong leasing spreads and positive growth in Funds From Operations ("FFO"). FFO is a key performance measure for real estate companies. Please see the more detailed discussion of this measure on page 34. We are continuing to maximize the productivity of our core portfolio through leasing and management and through opportunistic expansions and redevelopments. We are generating growth with a pipeline of solid new development projects that are well-positioned for long-term success.

As a result of the tight credit markets, we are seeing an increase in the number of projects from smaller private developers that are unable to secure funding. Not only is this providing us with new opportunities, but it is also encouraging retailers to sign onto projects with us due to our proven history of established development. In April 2008, we successfully closed on a new, unsecured term facility of $228.0 million and we have several new developments, redevelopments and expansions in process.

Certain retailers have announced store closures or bankruptcies in 2008 and it is possible that there may be more. However, we believe that store closures and bankruptcies provide an opportunity to enhance the overall credit quality of our retailers and provide us with an opportunity to increase the productivity in our malls, both in terms of rents and sales. Based on the announcements made to date, the impact on our portfolio is not expected to be significant.

Our current quarter results are beginning to reflect the benefits from the expansions and enhancements that we made to our existing portfolio in 2007, as well as the properties that we acquired in the latter part of that year. Our new development projects that are scheduled to open in 2008 should serve to maintain the positive momentum.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

We have acquired or opened five malls/open-air centers, one associated center, 13 community centers and 19 office buildings since January 1, 2007 (collectively referred to as the “New Properties”). These transactions impact the comparison of the results of operations for the three months ended March 31, 2008 to the results of operations for the comparable period ended March 31, 2007. Properties that were in operation as of January 1, 2007 and March 31, 2008 are referred to as the “Comparable Properties.” We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. Any reference to the New Properties in this section excludes those properties that are accounted for using the equity method of accounting or that are included in Discontinued Operations. The New Properties are as follows:

Property	Location	Date Acquired/ Opened
Acquisitions:
Chesterfield Mall	St. Louis, MO	Oct-07
Mid Rivers Mall	St. Peters, MO	Oct-07
South County Center	St. Louis, MO	Oct-07
West County Center	St. Louis, MO	Oct-07
Friendly Center and The Shops at Friendly (50/50 joint venture) (1)	Greensboro, NC	Nov-07
Brassfield Square (2)	Greensboro, NC	Nov-07
Caldwell Court (2)	Greensboro, NC	Nov-07
Garden Square (2)	Greensboro, NC	Nov-07
Hunt Village (2)	Greensboro, NC	Nov-07
New Garden Center (2)	Greensboro, NC	Nov-07
Northwest Centre (2)	Greensboro, NC	Nov-07
Oak Hollow Square (2)	High Point, NC	Nov-07
Westridge Square (2)	Greensboro, NC	Nov-07
1500 Sunday Drive Office Building (2)	Raleigh, NC	Nov-07
Portfolio of Five Office Buildings (2)	Greensboro, NC	Nov-07
Portfolio of Two Office Buildings (2)	Chesapeake, VA	Nov-07
Portfolio of Four Office Buildings (2)	Newport News, VA	Nov-07
Portfolio of Six Office Buildings (50/50 joint venture) (1)	Greensboro, NC	Nov-07
CBL Center II	Chattanooga, TN	Jan-08
Renaissance Center (50/50 joint venture) (1)	Durham, NC	Feb-08

New Developments:
The Shoppes at St. Clair Square	Fairview Heights, IL	Mar-07
Alamance Crossing East	Burlington, NC	Aug-07
York Town Center (50/50 joint venture) (1)	York, PA	Sep-07
Cobblestone Village at Palm Coast	Palm Coast, FL	Oct-07
Milford Marketplace	Milford, CT	Oct-07

(1)

These properties are held in entities that are accounted for using the equity method of accounting. Therefore, the results of operations for these properties are included in Equity in Earnings of Unconsolidated Affiliates in the accompanying consolidated statement of operations.

(2)	These properties are included in Discontinued Operations for the three months ended March 31, 2008.

Revenues

The $25.5 million increase in rental revenues and tenant reimbursements was attributable to an increase of $26.7 million from the New Properties, partially offset by a decrease of $1.2 million from the Comparable Properties. The decrease in revenues of the Comparable Properties was driven by lease termination fees of $2.6 million, below-market lease amortization of $1.2 million and percentage rents of $1.7 million, partially offset by increases in base rents of $2.9 million and tenant reimbursements of $1.6 million. Percentage rents declined due to reduced sales. January 2008 sales numbers were impacted by the mismatched fiscal calendar which resulted in four “retail” weeks in January this year as compared to five weeks in January 2007. The current quarter tenant reimbursements reflect increases in reimbursements for real estate taxes and central utilities expenses which had increased in the latter part of the previous fiscal year. Tenant reimbursements are stabilizing due to the conversion of most tenants to a fixed common area maintenance (“CAM”) fee as compared to a variable rate fee that was applicable to more tenants in the prior year quarter. Approximately 75% of our leases have been converted to fixed CAM.

Our cost recovery ratio declined to 96.3% for the quarter ended March 31, 2008 from 98.3% for the prior-year period. Due to the conversion to fixed CAM, the recovery ratio will fluctuate during the year as seasonal items impact the ratio. The decline in the current quarter results primarily from increases of $1.1 million in snow removal expense and $0.6 million in bad debt expense.

The increase in management, development and leasing fees of $1.7 million was mainly attributable to an increase of $1.4 million in development fees related primarily to the Pavilion at Port Orange, Hammock Landing and Statesboro Crossing.

Other revenues increased by $2.0 million primarily due to increased income of $1.5 million related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, increased $10.6 million as a result of $7.7 million of expenses attributable to the New Properties and $2.9 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is attributable to increases in annual compensation for property management personnel, bad debt expense and snow removal costs. Additionally, real estate tax expense was higher for the Comparable Properties.

The increase in depreciation and amortization expense of $17.0 million resulted from increases of $12.0 million from the New Properties and $5.0 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

General and administrative expenses increased $2.3 million primarily as a result of a $1.3 million charge incurred in relation to the retirement of our Senior Vice President and Director of Corporate Leasing during the first quarter of 2008, as well as increases in payroll. As a percentage of revenues, general and administrative expenses increased to 4.5% for the first quarter of 2008 compared with 4.1% for the prior year period.

Other Income and Expenses

Interest expense increased $14.1 million primarily due to the debt on the New Properties, the refinancings that were completed in the prior year on the Comparable Properties and borrowings outstanding that were used to redeem our Series B preferred stock in June 2007. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to the first quarter of 2007, the total outstanding principal amounts have increased.

During the first quarter of 2008, we recognized gain on sales of real estate assets of $3.1 million related to the sale of four parcels of land, while the gain of $3.5 million in the first quarter of 2007 related to the sale of six land parcels.

Equity in earnings of unconsolidated affiliates increased by $0.4 million during the first quarter of 2008, primarily due to the addition of CBL-TRS Joint Venture, LLC in the fourth quarter of 2007.

The income tax provision of $0.4 million for the three months ended March 31, 2008 relates to the earnings of our taxable REIT subsidiary and consists of a provision for current income taxes of $1.5 million , partially offset by a deferred tax benefit of $1.1 million. During the three months ended March 31, 2007, we recorded an income tax provision of $0.8 million, consisting of a provision for current income taxes of $1.1 million, partially offset by a deferred tax benefit of $0.3 million. We have cumulative share-based compensation deductions that can be used to offset the current income tax payable; therefore, the payable for current income taxes has been reduced to zero by recognizing a portion of the benefit of the cumulative share-based compensation deductions.

We recognized income from discontinued operations of $0.7 million during the first quarter of 2008, compared to $0.1 million during the first quarter of 2007. Discontinued operations for the three months ended March 31, 2008 reflect the operating results of 19 retail and office properties that meet the criteria for held-for-sale classification. These properties were originally acquired in the fourth quarter of 2007. Discontinued operations for the three months ended March 31, 2007 reflect the results of operations of Twin Peaks Mall and The Shops at Pineda Ridge, plus the true up of estimated expenses to actual amounts for properties sold during previous years.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; Gulf Coast Town Center in Ft. Myers, FL, which opened in November 2005; and Alamance Crossing East in Burlington, NC, which opened in August 2007.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2008	2007
Malls	91.2%	92.6%
Associated centers	3.9%	4.2%
Community centers	1.2%	0.8%
Mortgages, office buildings and other	3.7%	2.4%

                 Mall store sales for the trailing twelve months ended March 31, 2008 on a comparable per square foot basis were $341 per square foot compared with $350 per square foot in the prior year period, a decline of 2.6%. January 2008 sales numbers were impacted by the mismatched fiscal calendar which resulted in four “retail” weeks in January this year as compared to five weeks in January 2007.

Occupancy

Our portfolio occupancy is summarized in the following table:

	At March 31,
	2008	2007
Total portfolio occupancy	91.6%	91.0%
Total mall portfolio	91.3%	91.2%
Stabilized malls	91.4%	91.5%
Non-stabilized malls	89.2%	84.7%
Associated centers	94.9%	92.0%
Community centers	90.0%	80.7%

While bankruptcies and store closures have certainly increased, the lasting impact to our portfolio has been minimal. Friedman’s, Bombay, The Disney Store and Lines n' Things are the major retailers that have gone into bankruptcy recently. While we are still working through the process, we anticipate that the resulting store closures will have a minimal impact on our annual gross rents.

We have 23 Friedman’s stores representing 34,000 square feet and $2.3 million in annual gross rents. We are currently in negotiations for another national jeweler to take approximately 25% of these locations.

Bombay entered Chapter 11 last year and closed their stores. We had 14 locations representing 59,000 square feet and $2.1 million in annual gross rents. We have replacement tenants for over a third of the space and are receiving strong interest on the remainder.

The operators of The Disney Store entered Chapter 11 during the quarter and Children’s Place announced that they were in advanced discussions to sell the unit back to The Walt Disney Company. We have 15 The Disney Stores representing 63,000 square feet and $2.7 million in annual gross rents. We anticipate that only nine stores will close totaling 30,000 square feet and $1.1 million in annual rents.

Linens n’ Things recently filed for bankruptcy protection. We currently have 11 locations representing $4.6 million of annual gross rents and 333,000 square feet. While we expect that three stores will close, representing annual gross rents totaling approximately $1.1 million and 82,000 square feet, all locations are open and operating at this time.

Leasing

Average annual base rents per square foot were as follows for each property type:

	At March 31,
	2008	2007
Stabilized malls	$29.03	$27.80
Non-stabilized malls	25.14	28.23
Associated centers	11.75	11.83
Community centers	13.51	14.71
Other	18.11	19.53

During the three months ended March 31, 2008, we achieved positive results from new and renewal leasing of comparable small shop space for spaces that were previously occupied as summarized in the following table:

	Square Feet	Prior Base Rent PSF	New Initial Base Rent PSF	% Change Initial	New Average Base Rent PSF	% Change Average
All Property Types (1)	872,951	$35.56	$39.23	10.3%	$40.08	12.7%
Stabilized malls	820,391	36.66	40.47	10.4%	41.36	12.8%
New leases	168,762	44.55	54.16	21.6%	56.40	26.6%
Renewal leases	651,629	34.62	36.93	6.7%	37.47	8.2%

(1)	Includes stabilized malls, associated centers, community centers and other.

LIQUIDITY AND CAPITAL RESOURCES

There was $65.7 million of cash and cash equivalents and $2.6 million of cash held in escrow as of March 31, 2008, an increase of $2.5 million from December 31, 2007. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

Cash provided by operating activities decreased $5.4 million to $93.0 million for the three months ended March 31, 2008. The decrease was primarily attributable to higher interest expense incurred in the current year period, partially offset by operations of the New Properties.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
March 31, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,273,477	$(24,073)	$410,759	$4,660,163	5.90%
Line of credit (2)	400,000	—	—	400,000	4.55%
Total fixed-rate debt	4,673,477	(24,073)	410,759	5,060,163	5.79%
Variable-rate debt:
Recourse term loans on operating properties	118,175	(879)	45,924	163,220	3.97%
Construction loans	83,366	(2,164)	19,949	101,151	4.15%
Lines of credit	1,014,602	—	—	1,014,602	3.68%
Total variable-rate debt	1,216,143	(3,043)	65,873	1,278,973	3.75%
Total	$5,889,620	$(27,116)	$476,632	$6,339,136	5.38%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)
December 31, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,293,515	$(24,236)	$335,903	$4,605,182	5.85%
Line of credit (2)	250,000	—	—	250,000	4.61%
Total fixed-rate debt	4,543,515	(24,236)	335,903	4,855,182	5.79%
Variable-rate debt:
Recourse term loans on operating properties	81,767	—	44,104	125,871	6.19%
Construction loans	79,004	(2,517)	5,371	81,858	6.28%
Lines of credit	1,165,032	—	—	1,165,032	6.12%
Total variable-rate debt	1,325,803	(2,517)	49,475	1,372,761	6.14%
Total	5,869,318	$(26,753)	$385,378	$6,227,943	5.87%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

We have entered into interest rate swaps on notional amounts totaling $400,000 and $250,000 as of March 31, 2008 and December 31, 2007, respectively, related to our largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

We have four secured credit facilities with total availability of $662.2 million, of which $624.5 million was outstanding as of March 31, 2008. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90%. Borrowings under the secured lines of credit had a weighted average interest rate of 3.78% at March 31, 2008.

We have an unsecured credit facility with total availability of $560.0 million, of which $525.2 million was outstanding as of March 31, 2008. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage, as defined in the agreement. Additionally, we pay an annual fee equal to 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2008 and has three one-year extension options, which are at our election. At March 31, 2008, the outstanding borrowings under the unsecured credit facility had a weighted average interest rate of 3.56%.

We have an unsecured credit facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. We completed the acquisition of these properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured credit facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the our leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured credit facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured credit facility and $525.0 million secured facility. The facility matures in November 2010 and has two one-year extension options, which are at our election. At March 31, 2008, the outstanding borrowings of $264.9 million under this facility had a weighted average interest rate of 3.83%.

We also have secured and unsecured lines of credit with total availability of $37.9 million that are used only to issue letters of credit. There was $15.9 million outstanding under these lines at March 31, 2008.

On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.453%. The swap was valued at $(3.2) million as of March 31, 2008 and matures on December 30, 2009.

On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.605%. The swap was valued at $(5.8) million as of March 31, 2008 and matures on December 30, 2009.

The weighted average remaining term of our pro rata share of total debt was 4.4 years at March 31, 2008 and 4.6 years at December 31, 2007. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.0 years and 5.3 years at March 31, 2008 and December 31, 2007, respectively. We have 15 loans and two lines of credit totaling $1.64 billion that are scheduled to mature before March 31, 2009. Of the total amount scheduled to mature within the next twelve months, the two lines of credit account for $1.05 billion. The lines of credit are our largest secured and unsecured facilities. The secured facility has a one-year extension option and the unsecured facility has three one-year extension options. Of the 15 loans scheduled to mature within the next twelve months, four loans totaling $102.8 million have extension options. The Company expects to extend, retire or refinance the loans.

As of March 31, 2008, our share of consolidated and unconsolidated variable-rate debt represented 20.2% of our total share of debt, as compared to 22.0% as of December 31, 2007. As of March 31, 2008, our share of consolidated and unconsolidated variable-rate debt represented 13.6% of our total market capitalization (see Equity below) as compared to 14.7% as of December 31, 2007.

The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at March 31, 2008.

Equity

During the three months ended March 31, 2008, we received $0.3 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan. In addition, we paid dividends of $41.5 million to holders of our common stock and our preferred stock, as well as $33.3 million in net distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio had increased as of March 31, 2008 due to a decline in the market price of our common stock. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at March 31, 2008 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	116,941	$23.53	$2,751,622
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			3,041,622
Company’s share of total debt			6,339,136
Total market capitalization			$9,380,758
Debt-to-total-market capitalization ratio			67.6%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on March 31, 2008. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Capital Expenditures

We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We obtain construction loans for new developments and major expansions and renovations of our existing properties. We do not expect to pursue these activities unless adequate sources of financing are available and a satisfactory budget with targeted returns on investment has been internally approved.

An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following table summarizes our development projects as of March 31, 2008:

Properties Opened Year-to-date

Property	Location	Total Project Square Feet	CBL's Share of		Dated Opened	Initial Yield(a)
			Total Cost	Cost To Date

Mall Expansions:
Cary Towne Center - Mimi's Café	Cary, NC	6,674	$2,243	$1,043	Spring-08	15.0%
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	1,449	1,456	Spring-08	8.7%
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	N/A	N/A	Spring-08	N/A

Office:
CBL Center II	Chattanooga, TN	74,598	17,120	12,825	January-08	8.6%
		194,667	$20,812	$15,324

Announced Property Renovations and Redevelopments

Property	Location	Total Project Square Feet	CBL's Share of		Opening Date	Initial Yield(a)
			Total Cost	Cost To Date
Parkdale Mall - Former Dillards (Phase I & II)	Beaumont, TX	70,220	$29,266	$14,513	Jan-08/Fall-08	6.6%
West County - Former Lord & Taylor	St. Louis, MO	90,687	34,149	9,404	Spring-09	9.9%

Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	18,100	9,096	Fall-08	N/A
Georgia Square	Athens, GA	674,738	16,900	10,857	Spring-08	N/A
		1,968,629	$98,415	$43,870

Properties Under Development at March 31, 2008

Property	Location	Total Project Square Feet	CBL's Share of		Opening Date	Initial Yield(a)
			Total Cost	Cost To Date
Asheville Mall - Barnes & Noble	Asheville, NC	35,968	$12,123	$783	Spring-09	5.1%
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	3,430	707	Fall-08	11.9%
High Pointe Commons - Christmas Tree Shops	Harrisburg, PA	34,938	1,741	985	Fall-08	9.0%
Laural Park Place - Food Court	Detroit, MI	34,000	5,588	233	Winter-08	8.6%
Oak Park Mall - Barnes & Noble	Kansas City, KS	35,539	9,657	1,857	Spring-09	6.7%
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	4,188	2,019	Spring-08	11.0%

Associated/Lifestyle Centers:
Brookfield Square - Corner Development	Brookfield, WI	19,745	8,372	1,508	Fall-08	8.0%
Imperial Valley Commons (Phase I) (b)	El Centro, CA	610,966	11,471	25,070	Summer-09/ Summer-10	8.1%

Mixed -Use Center:
Pearland Town Center (Retail Portion)	Pearland, TX	694,417	150,016	109,917	Summer-08	7.8%
Pearland Town Center (Hotel Portion)	Pearland, TX	72,500	17,866	7,213	Summer-08	8.3%
Pearland Town Center (Residential Portion)	Pearland, TX	68,110	10,799	3,035	Summer-08	8.8%
Pearland Town Center (Office Portion)	Pearland, TX	51,560	9,385	330	Summer-08	8.7%

Community/Open-Air Centers:
Alamance Crossing - Theater/Shops	Burlington, NC	82,997	18,882	6,631	Spring-08	8.4%
Hammock Landing (Phase I) (d)	West Melbourne, FL	458,126	77,314	34,198	Spring-09	7.6%
Settlers Ridge (b)	Robinson Township, PA	508,192	117,105	33,763	Summer-09	7.8%
Statesboro Crossing (d)	Statesboro, GA	160,238	20,224	10,817	Fall-08/ Summer-10	8.2%
Summit Fair (c)	Lee's Summit, MO	482,051	22,000	22,000	Fall-08/ Summer-09	9.8%
The Pavilion at Port Orange (Phase I) (d)	Port Orange, FL	505,669	145,795	35,219	Fall-09	7.5%
		3,884,166	$645,956	$296,285

(a)	Pro forma initial yields may be lower than actual initial returns as they are reduced for management and development fees.
(b)	60/40 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Costs to date are gross of applicable reimbursements.
(c)	CBL's interest represent 27% of project cost.
(d)	50/50 Joint Venture.

As of March 31, 2008, there were construction loans in place for the development costs of Pearland Town Center, Settlers Ridge, Statesboro Crossing and West County – Former Lord & Taylor. The remaining development costs will be funded with operating cash flows, availability on our credit facilities, and new construction loans.

We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments as of March 31, 2008.

Acquisitions

During the first quarter of 2008, CBL-TRS Joint Venture, a joint venture that we account for using the equity method of accounting, completed its acquisition of properties from the Starmount Company when it acquired the Renaissance Center, located in Durham, NC, for $89.6 million and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5.0 million. The aggregate purchase price consisted of $58.1 million in cash and the assumption of $36.5 million of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016.

Dispositions

We received a total of $6.2 million in net cash proceeds from the sales of four parcels of land during the three months ended March 31, 2008.

In April 2008, we completed the sale of five community centers located in Greensboro, NC to three separate buyers for an aggregate of approximately $24.0 million. The Company expects to record a $1.5 million gain attributable to the sales in the second quarter of 2008. The proceeds were used to retire a portion of the outstanding balance on the unsecured line of credit that was originally used to purchase the properties. These centers are included in the held-for-sale portfolio as of March 31, 2008, and their results are included in discontinued operations for the three months ended March 31, 2008.

Other Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $9.6 million during the three months ended March 31, 2008 for tenant allowances, which will generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $3.3 million for the first quarter of 2008 and included $1.0 million for resurfacing and improved lighting of parking lots, $0.8 million for roof repairs and replacements and $1.5 million for various other capital expenditures. Renovation expenditures were $5.3 million for the three months ended March 31, 2008.

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

We expect to complete the renovation of two malls for a total estimated cost of $35.0 million and to redevelop space at an additional mall and parcel during 2008 at a total estimated cost of $63.4 million, which will be funded from operating cash flows and availability under our credit facilities.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 19 unconsolidated affiliates that are described in Note 4 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

•

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

•

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

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at March 31, 2008 on the loans was $24.0 million of which we have guaranteed $6.5 million. We have recorded an obligation of $0.3 million in our condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007 to reflect the estimated fair value of the guaranty.

We have guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which we own a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at March 31, 2008 was $53.2 million of which we have guaranteed $26.6 million. The guaranty will expire when the related debt matures in June 2008. However, there are extension options available on the debt and, if exercised, would extend the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that will own property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $21.2 million as of March 31, 2008. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Our guarantees and the related accounting are more fully described in Note 11 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. No impairments were incurred during the three months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption is not expected to have an impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on our consolidated financial statements.

Impact of Inflation

During 2007, the inflation rate rose to 4.1%, primarily related to increases in food and energy costs. Substantially all tenant leases do, however, contain provisions designed to mitigate the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of, or a fixed amount subject to annual increases for, operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures which reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership increased to $92.9 million during the three months ended March 31, 2008 compared to $90.8 million in the prior year period, representing an increase of 2.3%.

The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income available to common shareholders	$6,171	$17,401
Minority interest in earnings of operating partnership	4,742	13,563
Depreciation and amortization expense of:
Consolidated properties	73,616	56,608
Unconsolidated affiliates	6,677	3,504
Discontinued operations	2,240	460
Non-real estate assets	(243)	(228)
Minority investors' share of depreciation and amortization	(348)	(606)
Loss on discontinued operations	—	55
Funds from operations of the operating partnership	92,855	90,757
Percentage allocable to Company shareholders (1)	56.55%	56.20%
Funds from operations allocable to Company shareholders	$52,510	$51,005

(1)

Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk on our debt obligations. Our interest rate risk management policy requires that we use derivative financial instruments for hedging purposes only and that, if we do enter into a derivative financial instrument, the derivative financial instrument be entered into only with major financial institutions based on their credit ratings and other factors.

On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.453%. The swap was valued at $(3.2) million as of March 31, 2008 and matures on December 30, 2009.

On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.605%. The swap was valued at $(5.8) million as of March 31, 2008 and matures on December 30, 2009.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2008, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $6.4 million and, after the effect of capitalized interest, annual earnings by approximately $5.7 million.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2008, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $95.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $98.5 million.

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

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, by providing information that is current as of March 31, 2008:

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

We own partial interests in 22 malls, nine associated centers, five community centers and eight office buildings. We manage all but three of these properties. Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner. The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 49.2% of our total revenues from all Properties for the three months ended March 31, 2008 and currently include 44 malls, 20 associated centers, 11 community centers and 19 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.2% of our total revenues from all Properties for the three months ended March 31, 2008 and currently include 26 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN,Pittsburgh, PA,Kansas City, KS and Madison, WI metropolitan areas, which are our five largest markets.

      Our Properties located in the St. Louis, MO, Nashville, TN, Pittsburgh, PA, Kansas City (Overland Park), KS and Madison, WI metropolitan areas accounted for 6.1%, 4.6%, 3.8%, 3.1% and 2.7%, respectively, of our total revenues for the three months ended March 31, 2008, respectively. No other market accounted for more than 2.6% of our total revenues for the three months ended March 31, 2008. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

/s/ John N. Foy

_____________________________________

John N. Foy

Vice Chairman of the Board, Chief Financial

Officer and Treasurer

(Authorized Officer and Principal Financial Officer)

Date: May 8, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
10.7.9	Letter Agreement, dated March 3, 2008, between the Company and Eric P. Snyder.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.