Form 10-Q
period 2008-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2008-08-11
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 4, 2008, there were 66,331,607 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Real estate assets:
Land	$861,234	$917,578
Buildings and improvements	7,229,632	7,263,907

	8,090,866	8,181,485
Accumulated depreciation	(1,213,790)	(1,102,767)

	6,877,076	7,078,718
Held for sale	137,936	—
Developments in progress	408,587	323,560

Net investment in real estate assets	7,423,599	7,402,278
Cash and cash equivalents	66,450	65,826
Cash held in escrow	2,650	—
Receivables:
Tenant, net of allowance for doubtful accounts of $1,250 in 2008 and $1,126 in 2007	65,738	72,570
Other	12,810	10,257
Mortgage and other notes receivable	48,883	135,137
Investments in unconsolidated affiliates	221,365	142,550
Intangible lease assets and other assets	251,406	276,429

	$8,092,901	$8,105,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$5,998,158	$5,869,318
Accounts payable and accrued liabilities	353,744	394,884

Total liabilities	6,351,902	6,264,202

Commitments and contingencies (Notes 3, 5 and 11)
Minority interests	875,211	920,297

Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2008 and 2007	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2008 and 2007	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 66,325,420 and 66,179,747 shares issued and outstanding in 2008 and 2007, respectively	663	662
Additional paid-in capital	997,821	990,048
Accumulated other comprehensive loss	(6,192)	(20)
Accumulated deficit	(126,516)	(70,154)

Total shareholders’ equity	865,788	920,548

	$8,092,901	$8,105,047

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

REVENUES:
Minimum rents	$175,390	$154,871	$347,268	$309,120
Percentage rents	1,607	1,852	6,597	8,334
Other rents	4,204	3,947	9,215	8,362
Tenant reimbursements	79,567	74,975	165,818	152,646
Management, development and leasing fees	2,484	3,954	5,422	5,175
Other	6,275	6,690	13,304	11,670

Total revenues	269,527	246,289	547,624	495,307

EXPENSES:
Property operating	43,794	38,764	91,815	81,829
Depreciation and amortization	73,064	60,491	146,680	117,099
Real estate taxes	23,749	19,862	47,604	40,508
Maintenance and repairs	14,780	14,003	32,487	29,294
General and administrative	11,114	10,570	23,645	20,767
Other	6,541	4,802	13,540	8,441

Total expenses	173,042	148,492	355,771	297,938

Income from operations	96,485	97,797	191,853	197,369
Interest income	2,182	2,883	4,909	5,628
Interest expense	(76,455)	(68,814)	(156,679)	(134,941)
Loss on extinguishment of debt	—	—	—	(227)
Gain on sales of real estate assets	4,273	2,698	7,349	6,228
Equity in earnings (losses) of unconsolidated affiliates	(186)	1,084	793	1,682
Income tax provision	(3,838)	(948)	(4,195)	(1,751)
Minority interest in earnings:			—
Operating partnership	(7,385)	(9,035)	(12,127)	(22,598)
Shopping center properties	(6,402)	(3,567)	(12,451)	(4,297)

Income from continuing operations	8,674	22,098	19,452	47,093
Operating income of discontinued operations	3,335	590	4,183	693
Gain (loss) on discontinued operations	3,112	—	3,112	(55)

Net income	15,121	22,688	26,747	47,731
Preferred dividends	(5,454)	(11,223)	(10,909)	(18,865)

Net income available to common shareholders	$9,667	$11,465	$15,838	$28,866

Basic per share data:
Income from continuing operations, net of preferred dividends	$0.05	$0.17	$0.13	$0.43
Discontinued operations	0.10	0.01	0.11	0.01

Net income available to common shareholders	$0.15	$0.18	$0.24	$0.44

Weighted average common shares outstanding	65,982	65,246	65,940	65,178
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.05	$0.16	$0.13	$0.43
Discontinued operations	0.10	0.01	0.11	0.01

Net income available to common shareholders	$0.15	$0.17	$0.24	$0.44

Weighted average common and potential dilutive common shares outstanding	66,206	65,992	66,146	65,905

Dividends declared per common share	$0.5450	$0.5050	$1.0900	$1.0100

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,747	$47,731
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89,193	76,554
Amortization	64,255	45,323
Net amortization of debt premiums and discounts	(3,936)	(3,830)
Net amortization of above- and below-market leases	(5,108)	(5,692)
Gain on sales of real estate assets	(7,349)	(6,228)
(Gain) loss on discontinued operations	(3,112)	55
Write-off of development projects	2,911	599
Share-based compensation expense	2,727	3,210
Income tax benefit from share-based compensation	3,736	1,139
Loss on extinguishment of debt	—	227
Equity in earnings of unconsolidated affiliates	(793)	(1,682)
Distributions of earnings from unconsolidated affiliates	6,943	3,019
Minority interest in earnings	24,578	26,895
Changes in:
Tenant and other receivables	4,280	6,842
Other assets	(430)	(784)
Accounts payable and accrued liabilities	(14,149)	11,002

Net cash provided by operating activities	190,493	204,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(252,909)	(259,679)
Acquisitions of real estate assets and intangible lease assets	—	(11,506)
Cash placed in escrow	(2,650)	—
Proceeds from sales of real estate assets	42,113	14,586
Purchases of available-for-sale securities	—	(24,325)
Additions to mortgage notes receivable	(9,741)	(2,453)
Payments received on mortgage notes receivable	103,964	1,711
Additional investments in and advances to unconsolidated affiliates	(71,119)	(24,920)
Distributions in excess of equity in earnings of unconsolidated affiliates	23,365	4,580
Purchase of minority interests in shopping center properties	—	(8,007)
Purchase of minority interests in the Operating Partnership	—	(9,422)
Changes in other assets	(10,389)	(5,980)

Net cash used in investing activities	(177,366)	(325,415)

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,

	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	$764,387	$1,047,530
Principal payments on mortgage and other notes payable	(622,553)	(656,529)
Additions to deferred financing costs	(2,870)	(3,532)
Proceeds from issuances of common stock	171	163
Proceeds from exercises of stock options	584	2,957
Income tax benefit from share-based compensation	(3,736)	(1,139)
Redemption of preferred stock	—	(100,000)
Prepayment fees to extinguish debt	—	(233)
Contributions from minority partners	2,567	—
Distributions to minority interests	(67,938)	(57,231)
Dividends paid to holders of preferred stock	(10,909)	(15,236)
Dividends paid to common shareholders	(72,206)	(66,170)

Net cash provided by (used in) financing activities	(12,503)	150,580

NET CHANGE IN CASH AND CASH EQUIVALENTS	624	29,545
CASH AND CASH EQUIVALENTS, beginning of period	65,826	28,700

CASH AND CASH EQUIVALENTS, end of period	$66,450	$58,245

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$162,076	$138,886

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

          CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). At June 30, 2008, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 28 associated centers (each adjacent to a regional mall), eight community centers and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. At June 30, 2008, the Operating Partnership owned non-controlling interests in nine regional malls/open-air centers, four associated centers, three community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had five mall expansions, two associated/lifestyle centers (one of which is owned in a joint venture), one mixed-use center and six community/open-air centers (five of which are owned in joint ventures) under construction at June 30, 2008. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

          CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2008, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 55.1% limited partner interest for a combined interest held by CBL of 56.7%.

          The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2008, CBL’s Predecessor owned a 14.9% limited partner interest, Jacobs owned a 19.6% limited partner interest and third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at June 30, 2008, for a total combined effective interest of 21.0% in the Operating Partnership.

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

          The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America

(“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended June 30, 2008, are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 2 – Recent Accounting Pronouncements

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

          In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the order in which to select the principles to be used in the preparation of financial statements presented in accordance with GAAP in the United States. The FASB concluded that the GAAP hierarchy should reside in the accounting literature because reporting entities are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have an impact on the Company’s consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption will not have an impact on the Company’s consolidated balance sheets and statements of operations.

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

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Fair Value Measurements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities on January 1, 2008.

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

          The following table sets forth information regarding the Company’s financial instruments that are measured at fair value in the Condensed Consolidated Balance Sheet as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using

	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$16,717	$16,717	$—	$—
Privately held debt and equity securities	4,875	—	—	4,875

Liabilities:
Interest rate swaps	$3,098	$—	$3,098	$—

          Other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale. Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. During the three and six months ended June 30, 2008, the Company did not recognize any realized gains and losses or write-downs related to sales or disposals of marketable securities or other-than-temporary impairments. The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.

          The Company holds a convertible note receivable from, and a warrant to acquire shares of, Jinsheng Group, in which the Company also holds a cost-method investment. See Note 4 for additional information. The convertible note receivable is non-interest bearing and is secured by shares of the private entity. Since the convertible note receivable is non-interest bearing and there is no active market for the entity’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. During the three and six months ended June 30, 2008, there were no changes in the fair values of the note and warrant.

          The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt. The interest rate swaps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The Company currently has two interest rate swap agreements included in Accounts Payable and Accrued Liabilities that qualify as hedging instruments and are designated as cash flow hedges. The swaps have met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company has engaged a third party firm to calculate the valuations for its interest rate swaps. The fair values of the Company’s interest rate swaps, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

          SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of June 30, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

Note 4 – Joint Ventures

Equity Method Investments

          At June 30, 2008, the Company had investments in the following 21 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest

CBL Brazil	Plaza Macaé	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center, Renaissance Center and a
	portfolio of six office buildings	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
West Melbourne I, LLC	Hammock Landing Phase I
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	45.0%
Port Orange I, LLC	The Pavilion at Port Orange	50.0%
Port Orange II, LLC	The Landing	50.0%
TENCO-CBL Servicos Imobiliarios S.A. (1)	N/A	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
Village at Orchard Hills, LLC	The Village at Orchard Hills	50.0%
York Town Center, LP	York Town Center	50.0%

(1) Joint venture to provide property management services.

          Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended June 30,		Company’s Share for the Three Months Ended June 30,

	2008	2007	2008	2007

Revenues	$39,633	$23,607	$20,575	$11,909
Depreciation and amortization of real estate assets	(13,003)	(7,136)	(6,694)	(3,621)
Interest expense	(14,273)	(8,346)	(7,208)	(4,206)
Other operating expenses	(13,223)	(7,169)	(6,859)	(3,652)
Gain (loss) on sales of real estate assets	(6)	1,253	—	654

Net income	$(872)	$2,209	$(186)	$1,084

	Total for the Six Months Ended June 30,		Company’s Share for the Six Months Ended June 30,

	2008	2007	2008	2007

Revenues	$77,919	$47,169	$40,374	$23,807

Depreciation and amortization of real estate assets	(26,003)	(14,032)	(13,371)	(7,125)
Interest expense	(27,279)	(16,663)	(13,834)	(8,398)
Other operating expenses	(24,566)	(14,825)	(12,805)	(7,512)
Gain on sales of real estate assets	466	1,791	429	910

Net income	$537	$3,440	$793	$1,682

          In May 2007, the Company entered into a joint venture agreement with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represented a variable interest entity and that the Company was the primary beneficiary. As a result, the joint venture was accounted for on a consolidated basis, with the interests of the third parties reflected as minority interest. During the second quarter of 2008, the Company reconsidered whether this entity was a variable interest entity and determined that it was not. As a result, the Company ceased consolidating the entity and began accounting for it as an unconsolidated affliliate using the equity method of accounting during the second quarter of 2008.

          In April 2008, the Company entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., with TENCO Realty S.A. to form a property management services organization in Brazil. The Company obtained its 50% interest in the joint venture by contributing cash of $1,500, agreeing to contribute an additional $500 by September 30, 2008, and agreeing to contribute future dividends up to $1,000. TENCO Realty S.A. will be responsible for managing the joint venture. Net cash flow and income (loss) will be allocated 50/50 to TENCO Realty S.A. and the Company. The Company records its investment in this joint venture using the equity method of accounting.

          Effective January 30, 2008, the Company entered into two 50/50 joint ventures, West Melbourne I, LLC and West Melbourne II, LLC, with certain affiliates of Benchmark Development (“Benchmark”) to develop Hammock Landing, an open-air shopping center in West Melbourne, Florida that will be developed in two phases. The Company obtained its 50% interests in the joint ventures by contributing cash of $9,685. The Company will develop and manage Hammock Landing. Under the terms of the joint venture agreement, any additional capital contributions are to be funded according to ownership interest. Likewise, the joint venture’s net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company. The Company records its investments in these joint ventures using the equity method of accounting.

          Effective January 30, 2008, the Company entered into two 50/50 joint ventures, Port Orange I, LLC and Port Orange II, LLC, with Benchmark to develop the Pavilion at Port Orange (the “Pavilion”), an open-air shopping center in Port Orange, Florida that will be developed in two phases. The Company obtained its 50% interests in the joint ventures by contributing cash of $13,812. The Company will develop and manage the Pavilion. Under the terms of the joint venture agreement, any additional capital contributions are to be funded according to ownership interest. Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company. The Company records its investments in these joint ventures using the equity method of accounting.

          During the first quarter of 2008, CBL-TRS Joint Venture, a joint venture that the Company accounts for using the equity method of accounting, completed its acquisition of properties from the Starmount Company when it acquired Renaissance Center, located in Durham, NC, for $89,639 and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5,000. The aggregate purchase price consisted of $58,121 in cash and the assumption of $36,518 of non-recourse debt that bears interest at a fixed rate of 5.61% and matures in July 2016.

Cost Method Investments

          In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of June 30, 2008, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

          The Company accounts for its minority interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized and recognized as interest income over the term of the secured note using the effective interest method. The minority interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets. The Company recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying condensed consolidated balance sheets. There have been no significant changes to the fair values of the secured note and warrant.

          During the first quarter of 2008, the Company became aware that a lender to Jinsheng had declared an event of default under its loan, claiming that the loan proceeds had been improperly advanced to a related party entity owned by Jinsheng’s founder. As a result, the lender sought to exercise its rights to register ownership of 100% of the shares of Jinsheng that were pledged as collateral for the loan. The loan was repaid in full, including interest, penalty and other charges, during the second quarter of 2008 and the pledged shares were released by the lender. The Company and its fellow investor are currently working with Jinsheng’s founder to develop a restructuring plan that includes, among other things, provisions for the future settlement of the related party receivable. Based on information to date, the Company believes the goals of the restructuring plan will be fully achieved.

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

          During the first quarter of 2008, the Company agreed to receive title to the underlying land as full payment of the $18,000 loan. The transaction had no impact on the Company’s condensed consolidated financial statements.

Note 5 – Mortgage and Other Notes Payable

          Mortgage and other notes payable consisted of the following at June 30, 2008 and December 31, 2007, respectively:

	June 30, 2008		December 31, 2007

	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)

Fixed-rate debt:
Non-recourse loans on operating properties	$4,253,373	5.93%	$4,293,515	5.93%
Credit facility (2)	400,000	4.45%	250,000	4.51%

Total fixed-rate debt	4,653,373	5.80%	4,543,515	5.85%
Variable-rate debt:
Recourse term loans on operating properties	123,099	3.65%	81,767	6.15%
Credit facilities	1,104,646	3.56%	1,165,032	6.28%
Construction loans	117,040	3.60%	79,004	6.20%

Total variable-rate debt	1,344,785	3.57%	1,325,803	6.13%

Total	$5,998,158	5.30%	$5,869,318	5.92%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.

(2)

The Company has entered into interest rate swaps on notional amounts totaling $400,000 related to its largest secured credit facility to effectively fix the interest rate on that portion of the credit facility. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

          The Company has an unsecured credit facility with total availability of $560,000 that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2008 and has three one-year extension options, which are at the Company’s election. At June 30, 2008, the outstanding borrowings of $407,000 under the unsecured credit facility had a weighted average interest rate of 3.38%.

Unsecured Term Facilities

          In April 2008, the Company entered into a new unsecured term facility with total availability of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility.  The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured credit facility, $525,000 secured credit facility and the unsecured term facility used for the acquisition of certain properties from the Starmount Company or its affiliates. The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election. The facility was used to pay down outstanding balances on the Company’s largest unsecured line of credit. At June 30, 2008, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 4.09%.

          The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. The Company completed its acquisition of these properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured credit facility,  $525,000 secured credit facility and $228,000 unsecured term facility. The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election. At June 30, 2008, the outstanding borrowings of $239,946 under this facility had a weighted average interest rate of 3.59%.

Secured Lines of Credit

          The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.90% and had a weighted average interest rate of 3.32% at June 30, 2008. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2008:

Total Available	Total Outstanding	Maturity Date

$525,000	$525,000	February 2009
105,000	67,500	June 2010
20,000	20,000	March 2010
17,200	17,200	April 2010

$667,200	$629,700

Interest Rate Swaps

          On January 2, 2008, the Company entered into a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(979) as of June 30, 2008 and matures on December 30, 2009.

          On December 31, 2007, the Company entered into a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured credit facility equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(2,119) as of June 30, 2008 and matures on December 30, 2009.

          The above swaps have met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The swaps’ total fair value of $(3,098) as of June 30, 2008 is included in Accounts Payable and Accrued Liabilities in the accompanying condensed consolidated balance sheet.

Letters of Credit

          At June 30, 2008, the Company had additional secured and unsecured lines of credit with a total commitment of $38,515 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $20,129 at June 30, 2008.

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

Maturities

          The weighted average remaining term of the Company’s total consolidated debt was 3.9 years at June 30, 2008 and 4.4 years at December 31, 2007. The weighted average remaining term of the Company’s consolidated fixed-rate debt was 4.5 years and 5.1 years at June 30, 2008 and December 31, 2007, respectively. The Company has thirteen loans and two lines of credit totaling $1,571,622 that are scheduled to mature before June 30, 2009. Of the total amount scheduled to mature within the next twelve months, the two lines of credit account for $932,000. The lines of credit represent the Company’s largest secured and unsecured facilities, as discussed above. The secured facility has a one-year extension option and the unsecured facility has three one-year extension options. Of the thirteen loans scheduled to mature within the next twelve months, three loans totaling $76,739 have extension options. The Company expects to extend, retire or refinance the loans.

Note 6 – Discontinued Operations

          In June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7,523 and recognized a gain on the sale of $1,560. The results of operations of this property have been reclassified to discontinued operations for the three and six months ended June 30, 2008 and 2007.

          As of March 31, 2008, the Company determined that 19 of the community center and office properties originally acquired during the fourth quarter of 2007 from the Starmount Company met the criteria to be classified as held-for-sale. In conjunction with their classification as held-for-sale, the results of operations from the properties have been reclassified to discontinued operations for the three and six months ended June 30, 2008.

          In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24,325. In June 2008, the Company completed the sale of one of the office properties for $1,200. The Company recorded a net gain of $1,566 during the three and six months ended June 30, 2008, attributable to these sales. The proceeds were used to retire a portion of the outstanding balance on the unsecured term facility that was originally used to purchase the properties.

          In August 2007, the Company sold Twin Peaks Mall in Longmont, CO. During December 2007, the Company sold The Shops at Pineda Ridge in Melbourne, FL. The results of operations of these properties are included in discontinued operations for the three and six months ended June 30, 2007.

          Total revenues for the properties included in discontinued operations in the accompanying condensed consolidated statements of operations were $4,490 and $9,228 for the three and six months ended June 30, 2008, respectively, and $1,821 and $3,359 for the three and six months ended June 30, 2007, respectively.

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

Three Months Ended June 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$245,836	$10,775	$3,373	$9,543	$269,527
Property operating expenses (1)	(86,228)	(2,845)	(1,190)	7,940	(82,323)
Interest expense	(62,768)	(2,301)	(1,040)	(10,346)	(76,455)
Other expense	—	—	—	(6,541)	(6,541)
Gain (loss) on sales of real estate assets	2,250	29	(46)	2,040	4,273

Segment profit	$99,090	$5,658	$1,097	$2,636	108,481

Depreciation and amortization expense					(73,064)
General and administrative expense					(11,114)
Interest and other income					2,182
Equity in losses of unconsolidated affiliates					(186)
Income tax provision					(3,838)
Minority interest in earnings					(13,787)

Income from continuning operations					$8,674

Capital expenditures (3)	$58,867	$1,645	$311	$52,185	$113,008

Three Months Ended June 30, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$224,346	$10,056	$2,002	$9,885	$246,289
Property operating expenses (1)	(77,051)	(1,795)	(504)	6,721	(72,629)
Interest expense	(58,756)	(2,273)	(997)	(6,788)	(68,814)
Other expense	—	—	—	(4,802)	(4,802)
Gain (loss) on sales of real estate assets	(79)	—	(2)	2,779	2,698

Segment profit and loss	$88,460	$5,988	$499	$7,795	102,742

Depreciation and amortization expense					(60,491)
General and administrative expense					(10,570)
Interest and other income					2,883
Equity in earnings of unconsolidated affiliates					1,084
Income tax provision					(948)
Minority interest in earnings					(12,602)

Income from continuing operations					$22,098

Capital expenditures (3)	$81,154	$5,674	$1,770	$73,159	$161,757

Six Months Ended June 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$499,488	$21,725	$6,529	$19,882	$547,624
Property operating expenses (1)	(178,484)	(5,490)	(2,382)	14,450	(171,906)
Interest expense	(125,837)	(4,607)	(2,175)	(24,060)	(156,679)
Other expense	—	—	—	(13,540)	(13,540)
Gain (loss) on sales of real estate assets	3,648	29	(44)	3,716	7,349

Segment profit	$198,815	$11,657	$1,928	$448	212,848

Depreciation and amortization expense					(146,680)
General and administrative expense					(23,645)
Interest and other income					4,909
Equity in earnings of unconsolidated affiliates					793
Income tax provision					(4,195)
Minority interest in earnings					(24,578)

Income from continuing operations					$19,452

Total assets	$6,857,666	$346,367	$209,214	$679,654	$8,092,901
Capital expenditures (3)	$111,348	$1,912	$22,744	$153,368	$289,372

Six Months Ended June 30, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$454,964	$20,613	$3,980	$15,750	$495,307
Property operating expenses (1)	(159,557)	(4,401)	(1,288)	13,615	(151,631)
Interest expense	(112,863)	(4,129)	(1,990)	(15,959)	(134,941)
Other expense	—	—	—	(8,441)	(8,441)
Gain (loss) on sales of real estate assets	(172)	(10)	(11)	6,421	6,228

Segment profit	$182,372	$12,073	$691	$11,386	206,522

Depreciation and amortization expense					(117,099)
General and administrative expense					(20,767)
Loss on extinguishment of debt					(227)
Interest and other income					5,628
Equity in earnings of unconsolidated affiliates					1,682
Income tax provision					(1,751)
Minority interest in earnings					(26,895)

Income from continuing operations					$47,093

Total assets	$5,858,664	$347,185	$85,058	$436,836	$6,727,743
Capital expenditures (3)	$143,685	$15,666	$9,755	$107,138	$276,244

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.

(2)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Postretirement Benefits

          Effective March 1, 2008, the Company adopted an unfunded plan to provide medical insurance coverage for up to two years to any retirees with thirty or more years of service and no eligibility for any other group health plan coverage or Medicare. The Company accounts for the plan pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to account for the obligation using the transition methodology. During the six months ended June 30, 2008, the Company incurred a total charge of $172 related to the plan. There was no expense related to the plan during the three months ended June 30, 2008. Election of the transition methodology resulted in an unrecognized transition cost of $416 as of June 30, 2008.

          On March 3, 2008, the Company’s Senior Vice President and Director of Corporate Leasing announced his retirement effective March 31, 2008. In conjunction with his retirement, the Company agreed to the payment of certain compensation and to the acceleration of the vesting of any outstanding restricted stock awards, among other items. The Company incurred a total charge of $1,216 during the six months ended June 30, 2008 related to the officer’s retirement benefits, consisting of $1,000 of base compensation, $75 of pro rata bonus compensation, $31 of health benefits and $110 of restricted stock accelerated vesting.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Weighted average shares outstanding	66,326	65,648	66,214	65,607
Effect of nonvested stock awards	(344)	(402)	(274)	(429)

Denominator – basic earnings per share	65,982	65,246	65,940	65,178
Dilutive effect of:
Stock options	145	525	140	553
Nonvested stock awards	48	113	36	136
Deemed shares related to deferred compensation arrangements	31	38	30	38

Denominator – diluted earnings per share	66,206	65,922	66,146	65,905

Note 10 – Comprehensive Income

          The computation of comprehensive income for the three and six months ended June 30, 2008 and 2007 is as follows:

	Total for the Three Months Ended June 30,		Total for the Six Months Ended June 30,

	2008	2007	2008	2007

Net Income	$15,121	$22,688	$26,747	$47,731

Change in unrealized loss on interest rate hedge agreements	5,925	—	(3,098)	—
Change in unrealized loss on available-for-sale securities	(1,165)	(3,003)	(4,651)	(2,472)
Change in foreign currency translation adjustments	1,377	—	1,577	—

Total other comprehensive income (loss)	6,137	(3,003)	(6,172)	(2,472)

Comprehensive income	$21,258	$19,685	$20,575	$45,259

Note 11 – Contingencies

          The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

          The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2008, was $53,200 of which the Company has guaranteed $26,600. The guaranty will expire when the related debt matures in June 2009. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

          The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that  owns property adjacent to the shopping center property YTC is currently operating. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $20,400 as of June 30, 2008. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

          The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at June 30, 2008 on the loans was $27,827 of which the Company has guaranteed $7,513. The Company has recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007 to reflect the estimated fair value of the guaranty.

          The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2008, the total amount outstanding on these bonds was $44,708.

Note 12 – Share-Based Compensation

          The compensation cost that was charged against income was $871 and $935 for the three months ended June 30, 2008 and 2007, respectively, and $2,171 and $2,198 for the six months ended June 30, 2008 and 2007, respectively. Compensation cost capitalized as part of real estate assets was $245 and $204 for the three months ended June 30, 2008 and 2007, respectively, and $522 and $391 for the six months ended June 30, 2008 and 2007, respectively.

          The Company’s stock option activity for the six months ended June 30, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	652,030	$15.71
Exercised	(44,015)	13.26
Outstanding at June 30, 2008	608,015	15.89

Vested and exercisable at June 30, 2008	608,015	15.89

          A summary of the status of the Company’s stock awards as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2008	298,330	$36.73
Granted	120,691	24.24
Vested	(126,671)	32.12
Forfeited	(8,250)	33.85

Nonvested at June 30, 2008	284,100	33.58

          As of June 30, 2008, there was $8,321 of total unrecognized compensation cost related to the nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.8 years.

Note 13 – Noncash Investing and Financing Activities

          The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,

	2008	2007

Accrued dividends and distributions	$64,379	$59,305

Additions to real estate assets accrued but not yet paid	33,182	37,471

Reclassification of developments in progress to mortgage and other notes receivable	6,596	6,528

Note receivable received for real estate assets	2,924	3,735

Minority interest issued in acquisition of real estate assets	—	330

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

          The Company recorded an income tax provision of $3,838 and $948 for the three months ended June 30, 2008 and 2007, respectively. The income tax provision in 2008 consisted of a current and deferred income tax provision of $2,235 and $1,603, respectively. The income tax provision in 2007 consisted of a current income tax benefit of $244 and a deferred income tax provision of $1,192.

          The Company recorded an income tax provision of $4,195 and $1,751 for the six months ended June 30, 2008 and 2007, respectively. The income tax provision in 2008 consisted of a current and deferred income tax provision of $3,736 and $459, respectively. The income tax provision in 2007 consisted of a current and deferred income tax provision of $895 and $856, respectively.

          The Company had a net deferred tax asset of $3,873 at June 30, 2008 and $4,332 at December 31, 2007. The net deferred tax asset at June 30, 2008 and December 31, 2007 consisted primarily of operating expense accruals and differences between book and tax depreciation.

          The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company reported nominal interest and penalty amounts for the three and six months ended June 30, 2008 and 2007, respectively.

Note 15 – Subsequent Events

          Subsequent to June 30, 2008, the Company entered into a contract for the sale of New Garden Center, a community center located in Greensboro, NC for $19.5 million. This center is reported in the real estate held for sale classification on the Company’s consolidated balance sheet as of June 30, 2008 and is included in discontinued operations in the Company’s consolidated statements of operations for the three and six months ended June 30, 2008. The sale is expected to close during August 2008.

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

          As of June 30, 2008, we owned controlling interests in 75 regional malls/open-air centers, 28 associated centers (each adjacent to a regional shopping mall), eight community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2008, we owned noncontrolling interests in nine regional malls/open-air centers, four associated centers, three community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had five mall expansions, two associated/lifestyle centers (one of which is owned in a joint venture), one mixed-use center and six community/open-air centers (five of which are owned in joint ventures) under construction at June 30, 2008.

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

          We were pleased with the positive growth in Funds From Operations (“FFO”) for the three and six months ended June 30, 2008 compared with the respective prior year periods, especially in light of the current retail climate. FFO was positively impacted by the properties acquired in 2007, decreased interest expense on our variable rate debt and higher lease termination fees and outparcel sales. Partially offsetting these increases were higher income tax expense, bad debt expense and abandoned project costs. FFO is a key performance measure for real estate companies. Please see the more detailed discussion of this measure on page 41.

          Despite the tight credit markets, in April 2008, we successfully closed on a new, unsecured term facility of $228.0 million. In addition, we have several new developments, redevelopments and expansions in process for which the equity has been funded and construction financing for the balance of each project’s cost is already in place.

          Store closures and bankruptcies have significantly increased in 2008. During July 2008, Steve & Barry’s announced that it had filed for bankruptcy. This tenant represents our largest outstanding bankruptcy exposure. However, overall store closures and tenant bankruptcies through June 30, 2008 have represented less than one percent of total revenues. We have a group dedicated to exploring strategies designed to limit the  impact from store closures, including temporary tenants, options for space redevelopment, signing junior anchor replacements, and other alternative uses.

          Aside from concerns surrounding the economy and credit markets, our 2008 results are beginning to reflect the benefits from the expansions and enhancements that we made to our existing portfolio in 2007, as well as the properties that we acquired in the latter part of that year. Our new development projects that are scheduled to open in 2008 should serve to maintain the positive momentum. We saw this first-hand at the grand opening of Pearland Town Center in July 2008. This project represents our first mixed-use development combining retail, hotel, office and residential components. The center opened 85% leased and committed and 70% occupied.

RESULTS OF OPERATIONS

          We have acquired or opened five malls/open-air centers, one associated center, 13 community centers and 19 office buildings since January 1, 2007 (collectively referred to as the “New Properties”). These transactions impact the comparison of the results of operations for the three and six months ended June 30, 2008 to the results of operations for the comparable periods ended June 30, 2007. Properties that were in operation as of January 1, 2007 and June 30, 2008 are referred to as the “Comparable Properties.” We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. Any reference to the New Properties in this section excludes those properties that are accounted for using the equity method of accounting or that are included in Discontinued Operations. The New Properties are as follows:

Date Acquired /
Property	Location	Opened

Acquisitions:
Chesterfield Mall	St. Louis, MO	Oct-07
Mid Rivers Mall	St. Peters, MO	Oct-07
South County Center	St. Louis, MO	Oct-07
West County Center	St. Louis, MO	Oct-07
Friendly Center and The Shops at Friendly (50/50 joint venture) (1)	Greensboro, NC	Nov-07
Brassfield Square (2) (3)	Greensboro, NC	Nov-07
Caldwell Court (2) (3)	Greensboro, NC	Nov-07
Garden Square (2) (3)	Greensboro, NC	Nov-07
Hunt Village (2) (3)	Greensboro, NC	Nov-07
New Garden Center (2)	Greensboro, NC	Nov-07
Northwest Centre (2) (3)	Greensboro, NC	Nov-07
Oak Hollow Square (2)	High Point, NC	Nov-07
Westridge Square (2)	Greensboro, NC	Nov-07
1500 Sunday Drive Office Building (2)	Raleigh, NC	Nov-07
Portfolio of Five Office Buildings (2) (4)	Greensboro, NC	Nov-07
Portfolio of Two Office Buildings (2)	Chesapeake, VA	Nov-07
Portfolio of Four Office Buildings (2)	Newport News, VA	Nov-07
Portfolio of Six Office Buildings (50/50 joint venture) (1)	Greensboro, NC	Nov-07
CBL Center II	Chattanooga, TN	Jan-08
Renaissance Center (50/50 joint venture) (1)	Durham, NC	Feb-08

New Developments:
The Shoppes at St. Clair Square	Fairview Heights, IL	Mar-07
Alamance Crossing East	Burlington, NC	Aug-07
York Town Center (50/50 joint venture) (1)	York, PA	Sep-07
Cobblestone Village at Palm Coast	Palm Coast, FL	Oct-07
Milford Marketplace	Milford, CT	Oct-07

(1)

These properties are held in entities that are accounted for using the equity method of accounting. Therefore, the results of operations for these properties are included in Equity in Earnings of Unconsolidated Affiliates in the accompanying condense consolidated statements of operations.

(2)	These properties are included in Discontinued Operations for the three and six months ended June 30, 2008.

(3)	These properties were sold in April 2008.

(4)	One office building was sold in June 2008.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenues

          The $23.2 million increase in rental revenues and tenant reimbursements was attributable to an increase of $23.0 million from the New Properties and an increase of $0.2 million from the Comparable Properties. The increase in revenues of the Comparable Properties was driven by higher lease termination fees of $1.4 million and base rents of $1.0 million, partially offset by decreases in percentage rents and tenant reimbursements of $0.5 million and $0.5 million, respectively, and a decrease in below-market lease amortization of $1.1 million. The lease termination fees were primarily attributable to a tenant who recently closed their remaining nine locations with us. We have already executed leases on six of these nine locations. Base rents have increased for new and renewal leases. As of June 30, 2008 base rents increased to $29.17 per square foot for stabilized malls, compared to $28.00 per square foot as of June 30, 2007. Percentage rents decreased during the current quarter due to lower sales.  Below-market lease amortization decreased due to a higher amount of write-offs in the prior year quarter combined with an increasing number of tenant leases becoming fully amortized in the piror year.

          Our cost recovery ratio declined to 96.7% for the three months ended June 30, 2008 from 102.8% for the prior year quarter.  We are in the process of converting tenants to a fixed common area maintenance ("CAM") charge as compared to a pro rata charge that was applicable to more tenants in the prior year quarter. Approximately 75% of our leases have been converted to fixed CAM. Due to the conversion, the recovery ratio will fluctuate during the year as seasonal items impact the ratio. The decline in the current quarter is primarily the result of increased bad debt expense.

          The decrease in management, development and leasing fees of $1.5 million was mainly attributable to a decrease of $0.5 million in each of development fees, leasing fees and financing fees primarily related to our joint ventures. We received one-time fees during the prior year quarter from Triangle Town Center and Gulf Coast Town Center.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, increased $9.7 million as a result of $8.1 million of expenses attributable to the New Properties and $1.6 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is primarily attributable to increases in bad debt expense and real estate tax expense.

          The increase in depreciation and amortization expense of $12.6 million resulted from an increase of $13.3 million from the New Properties and a decrease of $0.7 million from the Comparable Properties. The decrease attributable to the Comparable Properties is due to a reduction in amortization expense related to tenant allowances.

          General and administrative expenses increased $0.5 million primarily as a result of increases in state taxes. As a percentage of revenues, general and administrative expenses decreased to 4.1% for the second quarter of 2008 compared with 4.3% for the prior year quarter.

          Other expenses increased $1.7 million primarily due to increased expenses of $1.1 million related to our subsidiary that provides security and maintenance services to third parties and due to an increase of $0.6 million in abandoned projects expense.

Other Income and Expenses

          Interest expense increased $7.6 million primarily due to the debt on the New Properties, the refinancings that were completed in the prior year on the Comparable Properties and borrowings outstanding that were used to redeem our 8.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) in June 2007. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to the second quarter of 2007, the total outstanding principal amounts have increased.

          During the second quarter of 2008, we recognized gain on sales of real estate assets of $4.3 million related to the sale of five parcels of land during the quarter and one parcel of land for which the gain had previously been deferred. The gain of $2.7 million in the second quarter of 2007 related to the recognition of gain on one parcel of land for which the gain had previously been deferred.

          Equity in earnings of unconsolidated affiliates decreased by $1.3 million during the second quarter of 2008 compared to the prior year quarter, primarily due to higher interest expense on debt, the write-off of an above-market lease intangible and higher depreciation expense from the acquisition of new properties by CBL-TRS Joint Venture, LLC.

          The income tax provision of $3.8 million for the three months ended June 30, 2008 relates to the earnings of our taxable REIT subsidiary. The income tax provision increased by $2.9 million primarily due to the significantly larger amount of gains in the current year period related to sales of outparcels and discontinued operations. The provision consists of current and deferred income taxes of $2.2 million and $1.6 million, respectively. During the three months ended June 30, 2007, we recorded an income tax provision of $1.0 million, consisting of a provision for deferred income taxes of $1.2 million, partially offset by a current tax benefit of $0.2 million. We have cumulative share-based compensation deductions that can be used to offset the current income tax payable; therefore, the payable for current income taxes has been reduced to zero by recognizing a portion of the benefit of the cumulative share-based compensation deductions.

          We recognized income from discontinued operations of $3.3 million during the second quarter of 2008, compared to $0.6 million during the second quarter of 2007. Discontinued operations for the three months ended June 30, 2008 reflect the operating results of 19 retail and office properties that meet the criteria for held-for-sale classification. These properties were originally acquired in the fourth quarter of 2007. Discontinued operations for the 2008 quarter also include the results of Chicopee Marketplace III, a community center located in Chicopee, MA. Discontinued operations for the three months ended June 30, 2007 reflect the results of operations of Twin Peaks Mall and The Shops at Pineda Ridge, plus the true up of estimated expenses to actual amounts for properties sold during previous years.

          We recognized a gain on the sale of discontinued operations of $3.1 million during the three months ended June 30, 2008. During this time, we sold five community centers and an office property, all located in Greensboro, NC, for an aggregate sales price of $25.5 million and recognized a gain of $1.6 million. We also sold Chicopee Marketplace III for an aggregate sales price of $7.5 million and recognized a gain of $1.5 million.

          Preferred dividends decreased $5.8 million during the three months ended June 30, 2008 due to the redemption of 2,000,000 shares of Series B Preferred Stock in June 2007. In connection with the 2007 redemption, we incurred a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in-capital when the preferred stock was issued. This charge was recorded as additional preferred dividends.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenues

          The $50.4 million increase in rental revenues and tenant reimbursements was attributable to an increase of $51.4 million from the New Properties, partially offset by a decrease of $1.0 million from the Comparable Properties. The decrease in revenues of the Comparable Properties was driven by a decline in percentage rents of $2.2 million, partially offset by an increase in tenant reimbursements of $1.1 million. Percentage rents declined due to reduced sales. The current period tenant reimbursements reflect increases in reimbursements for real estate taxes and central utilities expenses which had increased in the latter part of the previous fiscal year.

          Our cost recovery ratio declined to 96.4% for the six months ended June 30, 2008 from 100.7% for the prior-year period. The decline in the current period results primarily from increases of $3.2 million in bad debt expense and $1.0 million in snow removal expense.

          Other revenues increased by $1.6 million primarily due to increased income related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, increased $20.3 million as a result of $15.8 million of expenses attributable to the New Properties and $4.5 million related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is attributable to increases in annual compensation for property management personnel, bad debt expense and real estate tax expense.

          The increase in depreciation and amortization expense of $29.6 million resulted from increases of $25.3 million from the New Properties and $4.3 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

          General and administrative expenses increased $2.9 million primarily as a result of increases in payroll and due to certain benefits related to the retirement of our Senior Vice President and Director of Corporate Leasing during the first quarter of 2008. As a percentage of revenues, general and administrative expenses increased to 4.3% for the six months ended June 30, 2008 compared with 4.2% for the prior year period.

          Other expenses increased $5.1 million primarily due to increased expenses of $2.8 million related to our subsidiary that provides security and maintenance services to third parties and due to an increase of $2.3 million in abandoned projects expense.

Other Income and Expenses

          Interest expense increased $21.7 million primarily due to the debt on the New Properties, the refinancings that were completed in the prior year on the Comparable Properties and borrowings outstanding that were used to redeem our Series B preferred stock in June 2007. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to the comparable period of 2007, the total outstanding principal amounts have increased.

          During the six months ended June 30, 2008, we recognized gain on sales of real estate assets of $7.3 million related to the sale of nine parcels of land during the period and one parcel of land for which the gain had previously been deferred. The gain of $6.2 million in the six months ended June 30, 2007 related to the sale of seven land parcels and two parcels of land for which the gains had previously been deferred.

          Equity in earnings of unconsolidated affiliates decreased by $0.9 million during the six months ended June 30, 2008, primarily due to higher interest expense on debt, the write-off of an above-market lease intangible and higher depreciation expense from the acquisition of new properties by CBL-TRS Joint Venture, LLC. In addition, Gulf Coast Town Center has experienced losses due to interest and depreciation expense. These are partially offset by improvements at various of our other joint venture properties.

          The income tax provision of $4.2 million for the six months ended June 30, 2008 relates to the earnings of our taxable REIT subsidiary. The income tax provision increased by $2.4 million primarily due to the significantly larger amount of gains in the current year period related to sales of outparcels and discontinued operations. The provision consists of current and deferred income taxes of $3.7 million and $0.5 million, respectively. During the six months ended June 30, 2007, we recorded an income tax provision of $1.8 million, consisting of a provision for current and deferred income taxes of $0.8 million and $0.8 million, respectively. We have cumulative share-based compensation deductions that can be used to offset the current income tax payable; therefore, the payable for current income taxes has been reduced to zero by recognizing a portion of the benefit of the cumulative share-based compensation deductions.

          We recognized income from discontinued operations of $4.2 million during the six months ended June 30, 2008, compared to $0.7 million during the six months ended June 30, 2007. Discontinued operations for the six months ended June 30, 2008 reflect the operating results of 19 retail and office properties that meet the criteria for held-for-sale classification. These properties were originally acquired in the fourth quarter of 2007. Discontinued operations for 2008 also include the results of Chicopee Marketplace III, a community center located in Chicopee, MA. Discontinued operations for the three months ended June 30, 2007 reflect the results of operations of Twin Peaks Mall and The Shops at Pineda Ridge, plus the true up of estimated expenses to actual amounts for properties sold during previous years.

          We recognized a gain on the sale of discontinued operations of $3.1 million during the six months ended June 30, 2008, compared to a $0.1 million loss during the six months ended June 30, 2007. During the six months ended June 30, 2008, we sold five community centers and an office property, all located in Greensboro, NC, for an aggregate sales price of $25.5 million and recognized a gain of $1.6 million. We also sold Chicopee Marketplace III for an aggregate sales price of $7.5 million and recognized a gain of $1.5 million.

          Preferred dividends decreased $8.0 million during the six months ended June 30, 2008 due to the redemption of 2,000,000 shares of Series B Preferred Stock in June 2007. In connection with the 2007 redemption, we incurred a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in-capital when the preferred stock was issued. This charge was recorded as additional preferred dividends.

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

          We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. The non-stabilized malls currently include Imperial Valley Mall in El Centro, CA, which opened in March 2005; Southaven Towne Center in Southaven, MS, which opened in October 2005; Gulf Coast Town Center in Ft. Myers, FL, which opened in November 2005; and Alamance Crossing East in Burlington, NC which opened in August 2007.

          We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2008	2007

Malls	91.2%	91.8%
Associated centers	4.0%	4.2%
Community centers	1.2%	0.8%
Mortgages, office building and other	3.6%	3.2%

          Mall store sales for the trailing twelve months ended June 30, 2008 on a comparable per square foot basis were $341 per square foot compared with $349 per square foot in the prior year period, a decline of 2.3%. Current year sales numbers have been impacted by the general weakness in the economy and a reduction in our mall occupancy.

          Our portfolio occupancy, including centers acquired in 2007, is summarized in the following table:

	At June 30,

	2008	2007

Total portfolio occupancy	91.4%	91.6%
Total mall portfolio	90.9%	91.7%
Stabilized malls	91.0%	92.2%
Non-stabilized malls	89.5%	82.1%
Associated centers	94.1%	92.3%
Community centers	92.4%	82.7%

          Excluding the centers acquired in 2007, our total portfolio occupancy at June 30, 2008 was equal to the prior year at 91.6%

          While bankruptcies and store closures have certainly increased, store closures through the second quarter of 2008 represent less than one percent of total annual revenues. Steve & Barry’s, Linens n’ Things, Goody’s, The Disney Store, Whitehall and Friedman’s are the major retailers that have declared bankruptcy recently. We are working diligently to minimize any resulting available occupancies and are pleased with our progress to date.

          Our largest outstanding bankruptcy exposure is Steve & Barry’s. We have 21 Steve & Barry’s locations in our portfolio totaling 813,000 square feet and representing $7.3 million of annual gross rents. At this time, we have not received any substantial information on the future status of these locations. We have written off accounts receivable of approximately $0.6 million related to this tenant as of June 30, 2008.

          Linens n’ Things currently leases 13 locations from us representing approximately $4.8 million of annual gross rents and 359,000 square feet. We have been advised that four of these locations will close, representing annual gross rents totaling approximately $1.4 million and 108,000 square feet.

          We have nine Goody’s locations representing 315,000 square feet and approximately $3.1 million in annual gross rents. We have been notified that Goody’s will close five locations representing approximately $1.9 million in annual gross rents.  We currently have a replacement tenant for one of the locations.

          We have 16 The Disney Stores representing 71,000 square feet and approximately $2.9 million in annual gross rents. Eight of these stores are expected to remain open and we have replacement tenants for two of the eight closed stores representing 44,000 square feet and approximately $1.8 million in annual gross rents.

          Whitehall currently leases 24 locations from us representing 27,000 square feet and approximately $2.6 million in annual gross rents. We have not been notified of any store closures at this time.

          We have 23 Friedman’s stores representing 34,000 square feet and $2.3 million in annual gross rents. Whitehall assumed six locations prior to their bankruptcy filing. We are in the process of leasing the remaining locations.

          Leasing

          During the second quarter of 2008 we signed a total of approximately 1.4 million square feet of leases including approximately 0.5 million square feet of development leases and approximately 0.9 million square feet of leases in our operating portfolio. The 0.9 million square feet in our operating portfolio was comprised of approximately 0.4 million square feet of new leases and approximately 0.5 million square feet of renewal leases. This compares with a total approximately 1.2 million square feet of leases signed in the second quarter of 2007, including approximately 0.3 million square feet of development leases and approximately 0.9 million square feet of leases in our operating portfolio. The 0.9 million square feet in our operating portfolio was comprised of approximately 0.4 million square feet of new leases and approximately 0.5 million square feet of renewal leases. To date, we have completed approximately 81% of our 2008 renewals.

          Average annual base rents per square foot were as follows for each property type:

	At June 30,

	2008	2007

Stabilized malls	$29.17	$28.00
Non-stabilized malls	24.84	28.29
Associated centers	11.60	12.09
Community centers	14.05	15.09
Office	17.52	19.53

           Results from new and renewal leasing of comparable small shop space during the three and six months ended June 30, 2008 for spaces that were previously occupied are as follows:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

Quarter:
All Property Types (1)	642,400	$36.22	$38.33	5.8%	$39.61	9.4%
Stabilized malls	555,570	38.99	41.44	6.3%	42.89	10.0%
New leases	207,535	40.23	44.89	11.6%	47.45	17.9%
Renewal leases	348,035	38.26	39.39	3.0%	40.17	5.0%

Year to Date:
All Property Types (1)	1,515,351	35.84	38.84	8.4%	39.88	11.3%
Stabilized malls	1,375,961	37.60	40.86	8.7%	41.98	11.6%
New leases	376,297	42.17	49.05	16.3%	51.47	22.1%
Renewal leases	999,664	35.88	37.78	5.3%	38.41	7.1%

(1)	Includes stabilized malls, associated centers, community centers and other.

(2)	Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

LIQUIDITY AND CAPITAL RESOURCES

          There was $69.1 million of cash and cash equivalents as of June 30, 2008, an increase of $3.3 million from December 31, 2007. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

          Cash provided by operating activities during the six months ended June 30, 2008, decreased $13.9 million to $190.5 million from $204.4 million during the six months ended June 30, 2007. The decrease was primarily attributable to higher interest expense incurred in the current year period, partially offset by operations of the New Properties.

Debt

          The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)

June 30, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,253,373	$(23,909)	$409,702	$4,639,166	5.89%
Credit facility (2)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,653,373	(23,909)	409,702	5,039,166	5.78%

Variable-rate debt:
Recourse term loans on operating properties	123,099	(910)	54,117	176,306	3.58%
Construction loans	117,040	—	10,648	127,688	4.87%
Land Loans	—	—	9,380	9,380	4.39%
Credit facilities	1,104,646	—	—	1,104,646	3.56%

Total variable-rate debt	1,344,785	(910)	74,145	1,418,020	3.59%

Total	$5,598,158	$(24,819)	$483,847	$6,457,186	5.30%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)

December 31, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,293,515	$(24,236)	$335,903	$4,605,182	5.85%
Credit facility (2)	250,000	—	—	250,000	4.51%

Total fixed-rate debt	4,543,515	(24,236)	335,903	4,855,182	5.79%

Variable-rate debt:
Recourse term loans on operating properties	81,767	—	44,104	125,871	6.19%
Construction loans	79,004	(2,517)	5,371	81,858	6.28%
Credit facilities	1,165,032	—	—	1,165,032	6.12%

Total variable-rate debt	1,325,803	(2,517)	49,475	1,372,761	6.14%

Total	$5,869,318	$(26,753)	$385,378	$6,227,943	5.87%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.

(2)

We have interest rate swaps on notional amounts totaling $400,000 and $250,000 as of June 30, 2008 and December 31, 2007, respectively, related to our largest secured credit facility to effectively fix the interest rate on that portion of the credit facility. Therefore, this amount is currently reflected in fixed-rate debt.

          We have an unsecured credit facility with total availability of $560.0 million, of which $407.0 million was outstanding as of June 30, 2008. The unsecured credit facility bears interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage ratio, as defined in the agreement. Additionally, we pay an annual fee of 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2008 and has three one-year extension options, which are at our election. We intend to exercise our first option to extend the maturity date of this facility to August 2009. At June 30, 2008, the outstanding borrowings under the unsecured credit facility had a weighted average interest rate of 3.38%.

          We have four secured lines of credit with total availability of $667.2 million, of which $629.7 million was outstanding as of June 30, 2008. The secured credit facilities bear interest at a rate of LIBOR plus a margin ranging from 0.80% to 0.90%. Borrowings under the secured credit facilities had a weighted average interest rate of 3.32% at June 30, 2008.

          In April 2008, we entered into a new unsecured term facility with total availability of $228.0 million, of which the full amount was outstanding as of June 30, 2008. The unsecured term facility bears interest at LIBOR, plus a margin of 1.50% to 1.80% based on our leverage, as defined in the agreement to the facility. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured credit facility, $525.0 million  secured credit facility and our unsecured term facility used for the acquisition of certain properties from the Starmount Company or its affiliates. The facility matures in April 2011 and has two one-year extension options, which are at our election. At June 30, 2008, the outstanding borrowings under the unsecured term facility had a weighted average interest rate of 4.09%. The borrowings were used to pay down outstanding balances on our largest unsecured line of credit.

          We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. We completed the acquisition of these properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured credit facility, $525.0 million secured credit facility and $228.0 million unsecured term facility. The facility matures in November 2010 and has two one-year extension options, which are at our election. At June 30, 2008, the outstanding borrowings of $239.9 million under this facility had a weighted average interest rate of 3.59%.

          We also have secured and unsecured lines of credit with total availability of $38.5 million that are used only to issue letters of credit. There was $20.1 million outstanding under these lines at June 30, 2008.

          On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(1.0) million as of June 30, 2008 and matures on December 30, 2009.

          On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(2.1) million as of June 30, 2008 and matures on December 30, 2009.

          The weighted average remaining term of our total debt, based on pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors' share of consolidated properties,  was 4.1 years at June 30, 2008 and 4.6 years at December 31, 2007. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.8 years and 5.3 years at June 30, 2008 and December 31, 2007, respectively. We have sixteen loans and two lines of credit totaling $1,593.7 million that are scheduled to mature before June 30, 2009. Of the total amount scheduled to mature within the next twelve months, the two lines of credit account for $932.0 million. The lines of credit represent our largest secured and unsecured facilities, as discussed above. The secured facility has a one-year extension option and the unsecured facility has three one-year extension options. Of the sixteen loans scheduled to mature within the next twelve months, four loans totaling $103.3 million have extension options and five loans totaling $251.6 million have term sheets and commitments for refinancing already in place. We anticipate completing the five new loans prior to the end of the third quarter of 2008. We expect to extend, retire or refinance our maturing loans.

          As of June 30, 2008 and December 31, 2007, our share of consolidated and unconsolidated variable-rate debt represented 22.0% of our total share of debt. As of June 30, 2008, our share of consolidated and unconsolidated variable-rate debt represented 15.1% of our total market capitalization (see Equity below) as compared to 14.7% as of December 31, 2007.

          The secured and unsecured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at June 30, 2008.

Equity

          During the six months ended June 30, 2008, we received $0.8 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan. In addition, we paid dividends of $83.1 million to holders of our common stock and our preferred stock, as well as $67.9 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

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

          Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio had increased as of June 30, 2008 due to a decline in the market price of our common stock. Our bank covenants are based on gross asset values and are, therefore, not subject to market fluctions in our stock price. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at June 30, 2008 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value

Common stock and operating partnership units	116,960	$22.84	$2,671,366
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000

Total market equity			2,961,366
Company’s share of total debt			6,457,186

Total market capitalization			$9,418,552

Debt-to-total-market capitalization ratio			68.6%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on June 30, 2008. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Capital Expenditures

          We expect to continue to have access to the capital resources necessary to expand and develop our business. Future development and acquisition activities will be undertaken as suitable opportunities arise. We obtain construction loans for new developments and major expansions and renovations of our existing properties. We do not expect to pursue these activities unless adequate sources of funding are available and a satisfactory budget with targeted returns on investment has been internally approved.

          An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

          The following tables summarize our development projects as of June 30, 2008 (dollars in thousands):

Properties Opened Year-to-date

		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Date Opened	Initial Yield(a)

Mall Expansions:
Cary Towne Center - Mimi’s Café	Cary, NC	6,674	$2,243	$1,069	Spring-08	15.0%
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	1,494	1,494	Spring-08	8.7%
Coastal Grand - JCPenney (g)	Myrtle Beach, SC	103,395	NA	NA	Spring-08	NA
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	3,430	2,802	Summer-08	11.9%

Office:
CBL Center II	Chattanooga, TN	74,598	17,120	12,580	January-08	8.6%

		206,667	$24,287	$17,945

Announced Property Renovations and Redevelopments

		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Opening Date	Initial Yield(a)

Redevelopments:
Parkdale Mall - Former Dillards (Phase I & II)	Beaumont, TX	70,220	$29,266	$14,723	Jan-08/Fall-08	6.6%
West County Center - Former Lord & Taylor	St. Louis, MO	90,687	34,149	14,371	Spring-09	9.9%

Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	18,100	13,100	Fall-08	NA
Georgia Square	Athens, GA	674,738	16,900	13,801	Spring-08	NA

		1,968,629	$98,415	$55,995

NA = Not Applicable

Properties Under Development at June 30, 2008

		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Opening Date	Initial Yield(a)

Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$2,617	Spring-09	5.3%
High Pointe Commons - Christmas Tree Shops	Harrisburg, PA	34,938	6,247	1,781	Fall-08	9.0%
Laurel Park Place - Food Court	Detroit, MI	30,051	4,802	1,661	Winter-08	11.2%
Oak Park Mall - Barnes & Noble	Kansas City, KS	35,539	9,619	4,111	Spring-09	6.9%
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	7,755	5,199	Summer-08	11.0%

Associated/Lifestyle Centers:
Brookfield Square - Corner Development	Brookfield, WI	19,745	8,372	1,537	Winter-08	8.0%
Imperial Valley Commons (Phase I) (b)	El Centro, CA	610,966	11,471	22,568	Summer-10/Summer-11	8.1%

Mixed -Use Center:
Pearland Town Center (Retail Portion)	Pearland, TX	692,604	150,015	124,732	Summer-08	7.8%
Pearland Town Center (Hotel Portion)	Pearland, TX	72,500	17,712	10,226	Summer-08	8.4%
Pearland Town Center (Residential Portion)	Pearland, TX	68,110	10,529	6,081	Summer-08	8.8%
Pearland Town Center (Office Portion)	Pearland, TX	51,560	9,385	248	Summer-08	8.7%

Community/Open-Air Centers:
Alamance Crossing - Theater/Shops	Burlington, NC	82,997	18,882	11,342	Spring-08	8.4%
Hammock Landing (Phase I) (d)	West Melbourne, FL	446,369	38,648	36,174	Spring-09	7.5%
Settlers Ridge (b)	Robinson Township, PA	508,192	117,105	40,195	Summer-09	7.8%
Statesboro Crossing (e)	Statesboro, GA	160,238	26,206	16,732	Fall-08/Summer-10	8.3%
Summit Fair (c)	Lee’s Summit, MO	482,051	22,000	22,000	Fall-08/Summer-09	9.8%
The Pavilion at Port Orange (d)	Port Orange, FL	490,132	71,836	36,094	Fall-09	7.3%
The Promenade (f)	D’Iberville, MS	696,762	86,161	36,964	Fall-09	8.5%

		4,539,904	$628,429	$380,262

(a)	Pro forma initial yields may be lower than actual initial returns as they are reduced for management and development fees.

(b)	60/40 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Cost to date may be gross of applicable reimbursements that have not yet been received.

(c)	CBL’s interest represent 27% of project cost.

(d)	50/50 Joint Venture.

(e)	50/50 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Cost to date may be gross of applicable reimbursements that have not yet been received.

(f)	85/15 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Cost to date may be gross of applicable reimbursements that have not yet been received.

(g)	The Company owns the land and is ground leasing it to JCPenney, which owns the building and improvements.

          As of June 30, 2008, there were construction loans in place for the development costs of Pearland Town Center, Settler's Ridge, Statesboro Crossing, West County Center-former Lord & Taylor and The Pavilion at Port Orange. The remaining development costs will be funded with operating cash flows, availability on our credit facilities and new construction loans.

          We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects discussed under Developments and Expansions above, we do not have any other material capital commitments as of June 30, 2008.

Acquisitions

          During the first quarter of 2008, CBL-TRS Joint Venture, a joint venture that we account for using the equity method of accounting, completed its acquisition of properties from the Starmount Company when it acquired Renaissance Center, located in Durham, NC, for $89.6 million and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5.0 million. The aggregate purchase price consisted of $58.1 million in cash and the assumption of $36.5 million of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016.

Dispositions

          We received $9.8 million in net proceeds from the sales of nine parcels of land during the six months ended June 30, 2008.

          In April 2008, we completed the sale of five community centers located in Greensboro, NC to three separate buyers for an aggregate of $24.3 million. In June 2008, we completed the sale of an office property for $1.2 million. We recorded a gain of $1.6 million during the three and six months ended June 30, 2008, attributable to these sales. Proceeds from the dispositions were used to retire a portion of the outstanding balance on the unsecured line of credit that was originally used to purchase the properties. These properties had been classified as held-for-sale prior to their disposition and their results are included in discontinued operations for three and six months ended June 30, 2008.

          In June 2008, we sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7.5 million and recognized a gain on the sale of $1.5 million. The results of operations of this property have been reclassified to discontinued operations for the three and six months ended June 30, 2008 and 2007.

          Subsequent to June 30, 2008, we entered into a contract for the sale of New Garden Center, a community center located in Greensboro, NC for $19.5 million. This center is reported in our real estate held for sale classification on our balance sheet as of June 30, 2008 and is included in discontinued operations in our consolidated statements of operations for the three and six months ended June 30, 2008. We expect the sale to close during August 2008.

Other Capital Expenditures

          Including our share of unconsolidated affiliates’ capital expenditures, we spent $23.5 million during the six months ended June 30, 2008 for tenant allowances, which will generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $6.7 million for the six months ended June 30, 2008 and included $2.3 million for resurfacing and improved lighting of parking lots, $1.7 million for roof repairs and replacements and $2.7 million for various other capital expenditures. Renovation expenditures were $12.1 million for the six months ended June 30, 2008.

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

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

          We have ownership interests in 20 unconsolidated affiliates that are described in Note 4 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

▪

Third parties may approach us with opportunities in which they have obtained, or have the option to obtain,  land and performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return on our investment. We typically earn development fees from the joint venture and provide management and leasing services to the property for a fee once the property is placed in operation.

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

          We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at June 30, 2008 on the loans was $27.8 million of which we have guaranteed $7.5 million. We have recorded an obligation of $0.3 million in our condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007 to reflect the estimated fair value of the guaranty.

          We have guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which we own a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at June 30, 2008 was $53.2 million of which we have guaranteed $26.6 million. The guaranty will expire when the related debt matures in June 2009. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

          We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $20.4 million as of June 30, 2008. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

          We receive reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized as revenue in the period the related operating expenses are incurred. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue when billed.

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

Carrying Value of Long-Lived Assets

          We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. No impairments were incurred during the six months ended June 30, 2008 and 2007.

Recent Accounting Pronouncements

          In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the source of accounting principles and the order in which to select the principles to be used in the preparation of financial statements presented in accordance with GAAP in the United States. The FASB concluded that the GAAP hierarchy should reside in the accounting literature because reporting entities are responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have an impact on our consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption will not have an impact on our consolidated balance sheets and statements of operations.

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

          In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. SFAS No. 141(R) is effective for business combination transactions for which the acquisition date is in a fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on our consolidated financial statements.

Impact of Inflation

          During 2007, the inflation rate rose to 4.1%, primarily related to increases in food and energy costs. Substantially all tenant leases do, however, contain provisions designed to mitigate the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of, or a fixed amount subject to annual increases for, operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.

Funds From Operations

          Funds From Operations (“FFO”) is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and minority interests. Adjustments for unconsolidated partnerships and joint ventures and minority interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

          FFO of the Operating Partnership increased 9.9% to $94.4 million for the three months ended June 30, 2008 from $85.9 million for the same period in 2007. FFO of the Operating Partnership increased 6.0% for the six months ended June 30, 2008 to $187.3 million compared to $176.7 million for the same period in 2007.

          The reconciliation of FFO to net income available to common shareholders is as follows:

	2008	2007	2008	2007

Net income available to common shareholders	$9,667	$11,465	$15,838	$28,866
Minority interest in earnings of operating partnership	7,385	9,035	12,127	22,598
Depreciation and amortization expense of:
Consolidated properties	73,064	60,491	146,680	117,099
Unconsolidated affiliates	6,694	3,621	13,371	7,125
Discontinued operations	117	474	2357	934
Non-real estate assets	(259)	(234)	(502)	(462)
Minority investors’ share of depreciation and amortization	(303)	1,096	(651)	490
(Gain) loss on discontinued operations	(3112)	—	(3112)	55
Income tax provision on disposal of discontinued operations	1,183		1,183

Funds from operations of the operating partnership	94,436	85,948	187,291	176,705
Percentage allocable to Company shareholders (1)	56.58%	56.29%	56.56%	56.24%

Funds from operations allocable to Company shareholders	$53,432	$48,380	$105,932	$99,379

(1)

Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to interest rate risk on some of our debt obligations. Our interest rate risk management policy requires that we use derivative financial instruments for hedging purposes only and that, if we do enter into a derivative financial instrument, the derivative financial instrument be entered into only with major financial institutions based on their credit ratings and other factors.

          On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(1.0) million as of June 30, 2008 and matures on December 30, 2009.

          On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured credit facility equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(2.1) million as of June 30, 2008 and matures on December 30, 2009.

          Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2008, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $7.1 million and, after the effect of capitalized interest, annual earnings by approximately $6.2 million.

          Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2008, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $85.6 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $88.2 million.

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

Changes in Internal Controls over Financial Reporting

          There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:	Legal Proceedings

None

ITEM 1A.	Risk Factors

          The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, by providing information that is current as of June 30, 2008:

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

          We own partial interests in 22 malls, nine associated centers, five community centers, eight office buildings. We manage all but three of these properties. Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner. The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

          Although inflation has not materially impacted our operations in the recent past, increased inflation could have a more pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our overage rents, where applicable.

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

          Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 49.3% of our total revenues from all Properties for the six months ended June 30, 2008 and currently include 44 malls, 20 associated centers, 6 community centers and 19 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.2% of our total revenues from all Properties for the six months ended June 30, 2008 and currently include 26 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Pittsburgh, PA, Kansas City, KS and Madison, WI metropolitan areas, which are our five largest markets.

          Our Properties located in the St. Louis, MO, Nashville, TN, Pittsburgh, PA, Kansas City (Overland Park), KS and Madison, WI metropolitan areas accounted for 5.9%, 4.6%, 3.7%, 3.2% and 2.7%, respectively, of our total revenues for the six months ended June 30, 2008, respectively. No other market accounted for more than 2.7% of our total revenues for the six months ended June 30, 2008. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2008:

Period	Total Numbers of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1–30, 2008	—	$—	—	—
May 1–31, 2008	19,197	$26.42	—	—
June 1–30, 2008	106	$25.18	—	—

Total	19,303	$26.41	—	—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.

(2)

Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 5, 2008. The matters that were submitted to a vote of shareholders and the related results are as follow:

1.	The following directors were re-elected to three-year terms that expire in 2011:

	•	Charles B. Lebovitz (60,466,969 votes for and 1,365,257 votes against or withheld),

	•	Claude M. Ballard (60,391,750 votes for and 1,440,476 votes against or withheld), and

	•	Gary L. Bryenton (60,442,703 votes for and 1,389,523 votes against or withheld).

	•	Leo Fields (60,209,943 votes for and 1,622,283 votes against or withheld).

The following additional directors are presently serving three-year terms, which continue beyond the 2008 Annual Meeting of Shareholders:

	•	John N. Foy (term expires in 2009),

	•	Martin J. Cleary (term expires in 2009),

	•	Matthew S. Dominski (term expires in 2009),

	•	Stephen D. Lebovitz (term expires in 2010), and

	•	Winston W. Walker (term expires in 2010).

2.	Deloitte & Touche was ratified as our independent public accountant for our fiscal year ending December 31, 2008 (61,251,702 votes for and 580,524 votes against or abstentions).

ITEM 5:	Other Information

(a)     On April 22, 2008 (the “Effective Date”), CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent (collectively the “Company”), entered into an Unsecured Term Loan Agreement (the “Agreement”) with Wells Fargo Bank, National Association, as administrative agent and lead arranger (“Wells Fargo”), Accrual Capital Corporation, as syndication agent, U.S. Bank National Association and Fifth Third Bank. On April 30, 2008 and May 7, 2008, Raymond James Bank FSB and Regions Bank, respectively, entered into Joinders in Agreement with the Company and Wells Fargo. Under the Agreement, the Company may borrow up to a total of $228.0 million. The Company received advances of $165.0 million on April 22, 2008, $20.0 million on April 30, 2008, and $43.0 million on May 7, 2008. Any repayments of the outstanding balance shall constitute a dollar for dollar reduction in the commitments amount of the unsecured term loan.

Under the terms of the Agreement, the borrowings mature on April 22, 2011 (the “Maturity Date”). The Company can extend the Maturity Date by up to two periods of one year each and must pay an extension fee equal to fifteen basis points (0.15%) of the aggregate commitment amount. The advances will bear interest at the London Interbank Offered Rate, as defined in the Agreement, plus a margin ranging from one hundred fifty basis points (1.50%) to one hundred eighty basis points (1.80%) based on the Company’s leverage ratio, as defined in the Agreement.  All accrued and unpaid interest on the outstanding principal amount of each advance shall be payable (i) monthly in arrears on the first day of each month, commencing with the first full calendar month occurring after the Effective Date and (ii) on any date on which the principal balance of such advance is due and payable in full. The Agreement permits the Company to make voluntary prepayments of the advances prior to the Maturity Date without penalty.

The Agreement contains default provisions customary for transactions of this nature and also contains cross-default provisions for: (i) defaults of the Company under the Amended and Restated Unsecured Credit Agreement by and among the Company, and Wells Fargo Bank, National Association, et al., dated as of August 22, 2006 (disclosed by the Registrant in, and included as an exhibit to, the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 25, 2006), (ii) defaults of the Company under the Fifth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated as of September 24, 2007 (included as an exhibit to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007) and (iii) defaults of the Company under the Unsecured Credit Agreement by and among the Company, Wells Fargo Bank, National Association, et al., dated as of November 30, 2007 (disclosed by the Registrant in the Current Report on Form 8-K filed with the SEC on December 6, 2007, and included as an exhibit to the Annual Report on Form 10-K/A filed with the SEC on March 3, 2008).

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
(Authorized Officer and Principal Financial Officer)

Date: August 8, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

10.18.9	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated April 30, 2008.

10.24.1

Unsecured Term Loan Agreement, dated April 22, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, Accrual Capital Corporation, as Syndication Agent, U.S. Bank National Association, and Fifth Third Bank.

10.24.2

Joinder in Unsecured Term Loan Agreement, dated April 30, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Raymond James Bank FSB.

10.24.3

Joinder in Unsecured Term Loan Agreement, dated May 7, 2008, by and CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Regions Bank.

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