Form 10-Q
period 2008-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2008-11-10
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

As of November 6, 2008, there were 66,352,930 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Real estate assets:
Land	$881,218	$917,578
Buildings and improvements	7,400,040	7,263,907

	8,281,258	8,181,485
Accumulated depreciation	(1,269,260)	(1,102,767)

	7,011,998	7,078,718
Held for sale	120,000	—
Developments in progress	280,953	323,560

Net investment in real estate assets	7,412,951	7,402,278
Cash and cash equivalents	67,485	65,826
Cash held in escrow	2,700	—
Receivables:
Tenant, net of allowance for doubtful accounts of $1,309 in 2008 and $1,126 in 2007	72,766	72,570
Other	12,350	10,257
Mortgage and other notes receivable	49,326	135,137
Investments in unconsolidated affiliates	212,460	142,550
Intangible lease assets and other assets	248,876	276,429

	$8,078,914	$8,105,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$6,023,749	$5,869,318
Accounts payable and accrued liabilities	366,839	394,884

Total liabilities	6,390,588	6,264,202

Commitments and contingencies (Notes 3, 5 and 11)
Minority interests	851,341	920,297

Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2008 and 2007	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2008 and 2007	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 66,336,663 and 66,179,747 shares issued and outstanding in 2008 and 2007, respectively	663	662
Additional paid-in capital	1,000,849	990,048
Accumulated other comprehensive loss	(5,855)	(20)
Accumulated deficit	(158,684)	(70,154)

Total shareholders’ equity	836,985	920,548

	$8,078,914	$8,105,047

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES:
Minimum rents	$173,231	$155,633	$520,499	$464,753
Percentage rents	3,226	3,506	9,823	11,840
Other rents	4,294	3,580	13,509	11,942
Tenant reimbursements	84,293	83,053	250,111	235,699
Management, development and leasing fees	11,511	1,390	16,933	6,565
Other	5,925	3,837	19,229	15,507

Total revenues	282,480	250,999	830,104	746,306

EXPENSES:
Property operating	48,101	42,014	139,916	123,843
Depreciation and amortization	81,961	58,847	228,641	175,946
Real estate taxes	23,390	24,526	70,994	65,034
Maintenance and repairs	15,215	12,532	47,702	41,826
General and administrative	9,623	8,305	33,268	29,072
Other	5,150	3,647	18,690	12,088

Total expenses	183,440	149,871	539,211	447,809

Income from operations	99,040	101,128	290,893	298,497
Interest income	2,225	1,990	7,134	7,618
Interest expense	(77,057)	(72,789)	(233,736)	(207,730)
Loss on extinguishment of debt	—	—	—	(227)
Impairment of marketable securities	(5,778)	—	(5,778)	—
Gain on sales of real estate assets	4,773	4,337	12,122	10,565
Equity in earnings of unconsolidated affiliates	515	1,086	1,308	2,768
Income tax provision	(8,562)	(2,609)	(12,757)	(4,360)
Minority interest in earnings:			—
Operating partnership	(3,068)	(13,288)	(15,195)	(35,886)
Shopping center properties	(5,498)	(2,121)	(17,949)	(6,418)

Income from continuing operations	6,590	17,734	26,042	64,827
Operating income of discontinued operations	2,174	852	6,357	1,545
Gain on discontinued operations	676	3,957	3,788	3,902

Net income	9,440	22,543	36,187	70,274
Preferred dividends	(5,455)	(5,455)	(16,364)	(24,320)

Net income available to common shareholders	$3,985	$17,088	$19,823	$45,954

Basic per share data:
Income from continuing operations, net of preferred dividends	$0.02	$0.19	$0.15	$0.62
Discontinued operations	0.04	0.07	0.15	0.08

Net income available to common shareholders	$0.06	$0.26	$0.30	$0.70

Weighted average common shares outstanding	66,047	65,343	65,978	65,233
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.02	$0.19	$0.15	$0.61
Discontinued operations	0.04	0.07	0.15	0.09

Net income available to common shareholders	$0.06	$0.26	$0.30	$0.70

Weighted average common and potential dilutive common shares outstanding	66,209	65,876	66,172	65,900

Dividends declared per common share	$0.5450	$0.5050	$1.6350	$1.5150

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,187	$70,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135,315	116,256
Amortization	102,703	66,135
Net amortization of debt premiums and discounts	(5,918)	(5,779)
Net amortization of above- and below-market leases	(6,896)	(8,280)
Gain on sales of real estate assets	(12,122)	(10,565)
Gain on discontinued operations	(3,788)	(3,902)
Impairment of marketable securities	5,778	—
Write-off of development projects	2,943	955
Share-based compensation expense	4,028	4,527
Income tax benefit from share-based compensation	7,472	4,139
Loss on extinguishment of debt	—	227
Equity in earnings of unconsolidated affiliates	(1,308)	(2,768)
Distributions of earnings from unconsolidated affiliates	10,904	6,924
Minority interest in earnings	33,144	42,304
Changes in:
Tenant and other receivables	(2,601)	(1,631)
Other assets	(7,104)	(4,359)
Accounts payable and accrued liabilities	15,361	35,319

Net cash provided by operating activities	314,098	309,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(359,170)	(415,019)
Acquisitions of real estate assets and intangible lease assets	—	(11,506)
Cash placed in escrow	(2,700)	(33,202)
Proceeds from sales of real estate assets	67,997	52,923
Purchases of marketable securities	—	(24,325)
Additions to mortgage notes receivable	(544)	(2,613)
Payments received on mortgage notes receivable	105,327	4,584
Additional investments in and advances to unconsolidated affiliates	(95,003)	(34,934)
Distributions in excess of equity in earnings of unconsolidated affiliates	49,073	10,636
Purchase of minority interests in shopping center properties	—	(8,007)
Purchase of minority interests in the Operating Partnership	—	(9,422)
Changes in other assets	(9,243)	(2,493)

Net cash used in investing activities	(244,263)	(473,378)

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended Septenber 30,

	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	$1,023,692	$825,294
Principal payments on mortgage and other notes payable	(854,285)	(331,784)
Additions to deferred financing costs	(5,303)	(4,960)
Proceeds from issuances of common stock	261	246
Proceeds from exercises of stock options	584	5,656
Income tax benefit from share-based compensation	(7,472)	(4,139)
Purchase of common stock for retirement	—	(1,393)
Redemption of preferred stock	—	(100,000)
Prepayment fees to extinguish debt	—	(227)
Contributions from minority partners	2,832	1,822
Distributions to minority interests	(102,749)	(86,721)
Dividends paid to holders of preferred stock	(16,364)	(20,690)
Dividends paid to common shareholders	(108,349)	(99,322)

Net cash provided by (used in) financing activities	(67,153)	183,782

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,023)	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,659	20,180
CASH AND CASH EQUIVALENTS, beginning of period	65,826	28,700

CASH AND CASH EQUIVALENTS, end of period	$67,485	$48,880

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$239,828	$208,300

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)

Note 1 – Organization and Basis of Presentation

          CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community shopping centers and office properties. CBL’s shopping center properties are located in 27 domestic states and in Brazil, but are primarily in the southeastern and midwestern United States.

          CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). At September 30, 2008, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 29 associated centers (each adjacent to a regional mall), seven community centers, one mixed-use center and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. At September 30, 2008, the Operating Partnership owned noncontrolling interests in nine regional malls/open-air centers, three associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had four shopping center expansions and six community/open-air centers (five of which are owned in joint ventures) under construction at September 30, 2008. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

          CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2008, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 55.1% limited partner interest for a combined interest held by CBL of 56.7%.

          The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2008, CBL’s Predecessor owned a 14.9% limited partner interest, Jacobs owned a 19.6% limited partner interest and third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at September 30, 2008, for a total combined effective interest of 21.0% in the Operating Partnership.

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

          The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of

America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended September 30, 2008, are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Note 2 – Recent Accounting Pronouncements

          In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 133-1 and FASB Intrepretation (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No 161. FSP FAS 133-1 and FIN 45-4 amends Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure regarding the current status of the payment/performance risk of a guarantee. Further, it clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, for those entities with non-calendar fiscal year-ends. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS No. 133 and FIN 45 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. The adoption will not have an impact on the Company’s consolidated balance sheets and statements of operations.

          In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of earnings per share (“EPS”) pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. While the adoption of SFAS No. 160 will require certain presentation modifications, it is not expected to have a material impact on the amounts reported in the Company’s consolidated financial statements.

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

Note 3 – Fair Value Measurements

          In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities on January 1, 2008.

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

          The following table sets forth information regarding the Company’s financial instruments that are measured at fair value in the Condensed Consolidated Balance Sheet as of September 30, 2008:

		Fair Value Measurements at Reporting Date Using

	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$15,614	$15,614	$—	$—
Privately held debt and equity securities	4,875	—	—	4,875

Liabilities:
Interest rate swaps	$2,968	$—	$2,968	$—

          Other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale. Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. During the preparation process of the Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 2008, it was determined that certain marketable securities were impaired on an other-than-temporary basis.  Due to this, the Company recognized a write-down of $5,778 during those periods to reduce the carrying value of those investments to their total fair value of $15,602. During the three and nine months ended September 30, 2008, the Company did not recognize any realized gains and losses related to sales or disposals of marketable securities. The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.

          The Company holds a convertible note receivable from, and a warrant to acquire shares of, Jinsheng Group, in which the Company also holds a cost-method investment. See Note 4 for additional information. The convertible note receivable is non-interest bearing and is secured by shares of the private entity. Since the convertible note receivable is non-interest bearing and there is no active market for the entity’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. During the three and nine months ended September 30, 2008, there were no changes in the fair values of the note and warrant.

          The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt. The interest rate swaps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The Company currently has three interest rate swap agreements included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets that qualify as hedging instruments and are designated as cash flow hedges. The swaps have predominantly met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, primarily reported in other comprehensive loss and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company has engaged a third party firm to calculate the valuations for its interest rate swaps. The fair values of the Company’s interest rate swaps, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

          SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of September 30, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

Note 4 – Joint Ventures

Equity Method Investments

          At September 30, 2008, the Company had investments in the following 21 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest

CBL Brazil	Plaza Macaé	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center, Renaissance Center and a portfolio of six office buildings	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	45.0%
Port Orange I, LLC	The Pavilion at Port Orange	50.0%
Port Orange II, LLC	The Landing	50.0%
TENCO-CBL Servicos Imobiliarios S.A.	Brazilian property management services company	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
Village at Orchard Hills, LLC	The Village at Orchard Hills	50.0%
York Town Center, LP	York Town Center	50.0%

          Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended September 30,		Company’s Share for the Three Months Ended September 30,

	2008	2007	2008	2007

Revenues	$38,462	$24,248	$20,377	$12,260
Depreciation and amortization	(14,848)	(6,800)	(7,741)	(3,425)
Interest expense	(13,619)	(8,364)	(7,038)	(4,178)
Other operating expenses	(13,674)	(7,535)	(7,370)	(3,866)
Gain on sales of real estate assets	3,621	490	2,287	295

Net income (loss)	$(58)	$2,039	$515	$1,086

	Total for the Nine Months Ended September 30,		Company’s Share for the Nine Months Ended September 30,

	2008	2007	2008	2007

Revenues	$116,381	$71,417	$60,751	$36,067
Depreciation and amortization	(40,851)	(20,832)	(21,112)	(10,550)
Interest expense	(40,898)	(25,027)	(20,872)	(12,576)
Other operating expenses	(38,240)	(22,360)	(20,175)	(11,391)
Gain on sales of real estate assets	4,087	2,281	2,716	1,218

Net income	$479	$5,479	$1,308	$2,768

          In 2003, the Company formed Galileo America, a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. In 2005, the Company transferred all of its ownership interest in the joint venture to Galileo America. In conjunction with this transfer, the Company sold its management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”). New Plan retained the Company to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on August 10, 2008 and agreed to pay the Company a management fee of $1,000 per year. Subsequent to the date of this agreement, New Plan was acquired by an affiliate of Centro Properties Group (“Centro”). In October 2007, the Company received notification that Centro had determined to exercise its right to terminate the management agreement by paying the Company a termination fee, payable on August 10, 2008. Due to uncertainty regarding the collectibility of the fee, the Company did not recognize the fee as income at that time. In August 2008, the Company received the termination fee of $8,000, including the final installment of an annual advisory fee of $1,000, which have been recorded as management fee income in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

          In May 2007, the Company entered into a joint venture agreement with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represented a variable interest entity and that the Company was the primary beneficiary. As a result, the joint venture was accounted for on a consolidated basis, with the interests of the third parties reflected as minority interest. During the second quarter of 2008, the Company reconsidered whether this entity was a variable interest entity and determined that it was not. As a result, the Company ceased consolidating the entity and began accounting for it as an unconsolidated affiliate using the equity method of accounting during the second quarter of 2008.

          In April 2008, the Company entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., with TENCO Realty S.A. to form a property management services organization in Brazil. The Company obtained its 50% interest in the joint venture by immediately contributing cash of $2,000, and agreeing to contribute, as part of the purchase price, any future dividends up to $1,000. TENCO Realty S.A. will be responsible for managing the joint venture. Net cash flow and income (loss) will be allocated 50/50 to TENCO Realty S.A. and the Company. The Company records its investment in this joint venture using the equity method of accounting.

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

Cost Method Investments

          In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of September 30, 2008, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

          During the first quarter of 2008, the Company became aware that a lender to Jinsheng had declared an event of default under its loan, claiming that the loan proceeds had been improperly advanced to a related party entity owned by Jinsheng’s founder. As a result, the lender sought to exercise its rights to register ownership of 100% of the shares of Jinsheng that were pledged as collateral for the loan. The loan was repaid in full, including interest, penalty and other charges, during the second quarter of 2008 and the pledged shares were released by the lender. The Company and its fellow investor are currently in final negotiations with Jinsheng’s founder for the implementation of a restructuring plan that includes, among other things, provisions for a significant settlement of the related party receivable primarily through the contribution to Jinsheng of additional commercial and residential properties. Based on information to date, the Company believes the goals of the restructuring plan will be fully achieved. As of September 30, 2008, the Company has determined that its investment in Jinsheng is not impaired.

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

Note 5 – Mortgage and Other Notes Payable

          Mortgage and other notes payable consisted of the following at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008		December 31, 2007

	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)

Fixed-rate debt:
Non-recourse loans on operating properties	$4,099,557	5.95%	$4,293,515	5.93%
Secured line of credit (2)	400,000	4.45%	250,000	4.51%

Total fixed-rate debt	4,499,557	5.81%	4,543,515	5.85%
Variable-rate debt:
Recourse term loans on operating properties	321,814	4.75%	81,767	6.15%
Unsecured line of credit	502,000	3.86%	490,232	5.98%
Secured lines of credit	211,050	4.14%	326,000	5.71%
Term facilities	449,482	4.73%	348,800	5.95%
Construction loans	39,846	3.85%	79,004	6.20%

Total variable-rate debt	1,524,192	4.34%	1,325,803	5.93%

Total	$6,023,749	5.44%	$5,869,318	5.87%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

The Company has entered into interest rate swaps on notional amounts totaling $400,000 and $250,000 as of September 30, 2008 and December 31, 2007, respectively, related to its largest secured line of credit to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

          The Company has an unsecured line of credit with total availability of $560,000 that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured line of credit. The line of credit matures in August 2009 and has two one-year extension options, which are at the Company’s election. At September 30, 2008, the outstanding borrowings of $502,000 under the unsecured line of credit had a weighted average interest rate of 3.86%.

Unsecured Term Facilities

          In April 2008, the Company entered into a new unsecured term facility with total availability of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility. At September 30, 2008, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 4.79%. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured line of credit, the $524,850 secured line of credit and the unsecured term facility with a balance of $221,482 as of September 30, 2008 that was used for the acquisition of certain properties from the Starmount Company or its affiliates. The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election. The facility was used to pay down outstanding balances on the Company’s largest unsecured line of credit.

          The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At September 30, 2008, the outstanding borrowings of $221,482 under this facility had a weighted average interest rate of 4.66%. The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured line of credit, $524,850 secured line of credit and $228,000 unsecured term facility. The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election.

Secured Lines of Credit

          The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95% and had a weighted average interest rate of 4.34% at September 30, 2008. The Company also pays a fee based on the amount of unused availability under its largest secured line of credit at a rate of 0.125% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2008:

Total Available	Total Outstanding	Maturity Date

$524,850	$524,850	February 2009*
105,000	49,000	June 2010
20,000	20,000	March 2010
17,200	17,200	April 2010

$667,050	$611,050

*     The facility has one, one-year extension option, which is at the election of the Company.

Interest Rate Swaps

          On September 25, 2008, the Company entered into an $87,500 pay fixed/receive variable interest rate swap agreement, effective October 1, 2008, to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(522) as of September 30, 2008 and matures on September 23, 2010.

          On January 2, 2008, the Company entered into a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(766) as of September 30, 2008 and matures on December 30, 2009.

          On December 31, 2007, the Company entered into a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on the Company’s largest secured line of credit equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(1,680) as of September 30, 2008 and matures on December 30, 2009.

          The above swaps have met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, reported in other comprehensive loss and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The swaps’ total fair value of $(2,968) as of September 30, 2008 is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Letters of Credit

          At September 30, 2008, the Company had additional secured and unsecured lines of credit with a total commitment of $38,410 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $14,859 at September 30, 2008.

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

Maturities

          The weighted average remaining term of the Company’s total consolidated debt was 4.1 years at September 30, 2008 and 4.4 years at December 31, 2007. The weighted average remaining term of the Company’s consolidated fixed-rate debt was 4.9 years and 5.1 years at September 30, 2008 and December 31, 2007, respectively. The Company has ten loans and two lines of credit totaling $1,525,500 that are scheduled to mature before September 30, 2009. Of the total amount scheduled to mature within the next twelve months, the two lines of credit account for $1,026,850. The lines of credit represent the Company’s largest secured and unsecured lines of credit, as discussed above. The secured line of credit has a one-year extension option and the unsecured line of credit has two one-year extension options. Of the ten loans scheduled to mature within the next twelve months, six loans totaling $272,658 have extension options. The Company expects to extend, retire or refinance its maturing loans.

Note 6 – Discontinued Operations

          In June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7,523 and recognized a gain on the sale of $1,560. The results of operations of this property have been reclassified to discontinued operations for the three and nine months ended September 30, 2008 and 2007.

          As of March 31, 2008, the Company determined that 19 of the community center and office properties originally acquired during the fourth quarter of 2007 from the Starmount Company met the criteria to be classified as held-for-sale. In conjunction with their classification as held-for-sale, the results of operations from the properties have been reclassified to discontinued operations for the three and nine months ended September 30, 2008.

          In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24,325. In June 2008, the Company completed the sale of one of the office properties for $1,200. The Company completed the sale of an additional community center located in Greensboro, NC in August 2008 for $19,500. The Company recorded a net gain of $695 and $2,261 during the three and nine months ended September 30, 2008, respectively, attributable to these sales. The proceeds were used to retire a portion of the outstanding balance on the unsecured term facility that was originally used to purchase the properties.

          In August 2007, the Company sold Twin Peaks Mall in Longmont, CO. During December 2007, the Company sold The Shops at Pineda Ridge in Melbourne, FL. The results of operations of these properties are included in discontinued operations for the three and nine months ended September 30, 2007.

          Total revenues for the properties included in discontinued operations in the accompanying condensed consolidated statements of operations were $3,482 and $12,710 for the three and nine months ended September 30, 2008, respectively, and $1,455 and $4,814 for the three and nine months ended September 30, 2007, respectively.

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

Three Months Ended September 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$247,666	$10,858	$3,685	$20,271	$282,480
Property operating expenses (1)	(88,006)	(2,671)	(1,860)	5,831	(86,706)
Interest expense	(62,582)	(2,278)	(1,044)	(11,153)	(77,057)
Other expense	—	—	—	(5,150)	(5,150)
Gain (loss) on sales of real estate assets	1,612	(2)	(4)	3,167	4,773

Segment profit	$98,690	$5,907	$777	$12,966	118,340

Depreciation and amortization expense					(81,961)
General and administrative expense					(9,623)
Interest and other income					2,225
Impairment of marketable securities					(5,778)
Equity in earnings of unconsolidated affiliates					515
Income tax provision					(8,562)
Minority interest in earnings					(8,566)

Income from continuing operations					$6,590

Capital expenditures (3)	$41,623	$5,824	$475	$44,897	$92,819

Three Months Ended September 30, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$230,812	$11,320	$3,049	$5,818	$250,999
Property operating expenses (1)	(84,377)	(2,795)	(942)	9,042	(79,072)
Interest expense	(59,002)	(2,336)	(1,665)	(9,786)	(72,789)
Other expense	—	—	—	(3,647)	(3,647)
Gain on sales of real estate assets	1,668	—	1,568	1,101	4,337

Segment profit	$89,101	$6,189	$2,010	$2,528	99,828

Depreciation and amortization expense					(58,847)
General and administrative expense					(8,305)
Interest and other income					1,990
Equity in earnings of unconsolidated affiliates					1,086
Income tax provision					(2,609)
Minority interest in earnings					(15,409)

Income from continuing operations					$17,734

Capital expenditures (3)	$66,508	$6,298	$39	$81,468	$154,313

Nine Months Ended September 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$747,154	$32,583	$10,214	$40,153	$830,104
Property operating expenses (1)	(266,490)	(8,161)	(4,242)	20,281	(258,612)
Interest expense	(188,419)	(6,885)	(3,219)	(35,213)	(233,736)
Other expense	—	—	—	(18,690)	(18,690)
Gain (loss) on sales of real estate assets	5,260	27	(48)	6,883	12,122

Segment profit	$297,505	$17,564	$2,705	$13,414	331,188

Depreciation and amortization expense					(228,641)
General and administrative expense					(33,268)
Interest and other income					7,134
Impairment of marketable securities					(5,778)
Equity in earnings of unconsolidated affiliates					1,308
Income tax provision					(12,757)
Minority interest in earnings					(33,144)

Income from continuing operations					$26,042

Total assets	$6,832,919	$344,392	$190,695	$710,908	$8,078,914
Capital expenditures (3)	$152,971	$7,736	$23,219	$198,265	$382,191

Nine Months Ended September 30, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$685,776	$31,933	$7,029	$21,568	$746,306
Property operating expenses (1)	(243,934)	(7,196)	(2,230)	22,657	(230,703)
Interest expense	(171,865)	(6,465)	(3,655)	(25,745)	(207,730)
Other expense	—	—	—	(12,088)	(12,088)
Gain (loss) on sales of real estate assets	1,496	(10)	1,557	7,522	10,565

Segment profit	$271,473	$18,262	$2,701	$13,914	306,350

Depreciation and amortization expense					(175,946)
General and administrative expense					(29,072)
Loss on extinguishment of debt					(227)
Interest and other income					7,618
Equity in earnings of unconsolidated affiliates					2,768
Income tax provision					(4,360)
Minority interest in earnings					(42,304)

Income from continuing operations					$64,827

Total assets	$5,880,107	$350,597	$175,467	$408,825	$6,814,996
Capital expenditures (3)	$210,193	$21,964	$9,794	$188,606	$430,557

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Postretirement Benefits

          Effective March 1, 2008, the Company adopted an unfunded plan to provide medical insurance coverage for up to two years to any retirees with thirty or more years of service and no eligibility for any other group health plan coverage or Medicare. The Company accounts for the plan pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to account for the obligation using the transition methodology. During the three and nine months ended September 30, 2008, the Company incurred a total charge of $35 and $207, respectively, related to the plan. Election of the transition methodology resulted in an unrecognized transition cost of $429 as of September 30, 2008.

          On March 3, 2008, the Company’s Senior Vice President and Director of Corporate Leasing announced his retirement effective March 31, 2008. In conjunction with his retirement, the Company agreed to the payment of certain compensation and to the acceleration of the vesting of any outstanding restricted stock awards, among other items. The Company incurred a total charge of $1,216 during the nine months ended September 30, 2008 related to the officer’s retirement benefits, consisting of $1,000 of base compensation, $75 of pro rata bonus compensation, $31 of health benefits and $110 of restricted stock accelerated vesting.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Weighted average shares outstanding	66,331	65,682	66,228	65,641
Effect of nonvested stock awards	(284)	(339)	(250)	(408)

Denominator – basic earnings per share	66,047	65,343	65,978	65,233
Dilutive effect of:
Stock options	92	431	125	516
Nonvested stock awards	34	60	33	112
Deemed shares related to deferred compensation arrangements	36	42	36	39

Denominator – diluted earnings per share	66,209	65,876	66,172	65,900

Note 10 – Comprehensive Income

          The computation of comprehensive income for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Total for the Three Months Ended September 30,		Total for the Nine Months Ended September 30,

	2008	2007	2008	2007

Net Income	$9,440	$22,543	$36,187	$70,274

Change in unrealized loss on interest rate hedge agreements	135	—	(2,963)	—
Change in unrealized loss on available-for-sale securities	(1,103)	(2,254)	(5,754)	(4,726)
Impairment of marketable securities	5,778	—	5,778	—
Change in foreign currency translation adjustments	(4,473)	—	(2,896)	—

Total other comprehensive income (loss)	337	(2,254)	(5,835)	(4,726)

Comprehensive income	$9,777	$20,289	$30,352	$65,548

Note 11 – Contingencies

          The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

          The Company has guaranteed 100% of the construction loan of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $67,000. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at September 30, 2008 on the loan was $27,162. The guaranty will expire upon the earlier of August 2010, when the related debt matures, or upon obtaining permanent financing. The Company has recorded an obligation of $670 in the accompanying condensed consolidated balance sheet as of September 30, 2008 to reflect the estimated fair value of this guaranty.

          The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $112,000. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at September 30, 2008 on the loan was $30,284. The guaranty will expire upon the earlier of June 2011, when the related debt matures, or upon obtaining permanent financing. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheet as of September 30, 2008 to reflect the estimated fair value of this guaranty.

          The Company has guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which the Company owns a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2008, was $52,942, of which the Company has guaranteed $26,471. The guaranty will expire when the related debt matures in June 2009. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

          The Company has guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property adjacent to the shopping center property YTC is currently operating. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The maximum guaranteed obligation was $20,400 as of September 30, 2008. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

          The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at September 30, 2008 on the loans was $32,515 of which the Company has guaranteed $8,779. The Company has recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007 to reflect the estimated fair value of the guaranty.

          The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2008, the total amount outstanding on these bonds was $46,780.

Note 12 – Share-Based Compensation

          The share-based compensation cost that was charged against income was $874 and $1,278 for the three months ended September 30, 2008 and 2007, respectively, and $3,045 and $3,476 for the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation cost capitalized as part of real estate assets was $174 and $206 for the three months ended September 30, 2008 and 2007, respectively, and $696 and $597 for the nine months ended September 30, 2008 and 2007, respectively.

          The Company’s stock option activity for the nine months ended September 30, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	652,030	$15.71
Exercised	(44,015)	13.26
Outstanding at September 30, 2008	608,015	15.89

Vested and exercisable at September 30, 2008	608,015	15.89

          A summary of the status of the Company’s stock awards as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2008	298,330	$36.73
Granted	135,528	23.84
Vested	(141,508)	30.88
Forfeited	(12,800)	33.27

Nonvested at September 30, 2008	279,550	33.61

          As of September 30, 2008, there was $7,418 of total unrecognized compensation cost related to the nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.6 years.

Note 13 – Noncash Investing and Financing Activities

          The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,

	2008	2007

Accrued dividends and distributions	$64,389	$59,526

Additions to real estate assets accrued but not yet paid	29,365	28,149

Reclassification of developments in progress to mortgage and other notes receivable	15,439	6,528

Note receivable received for real estate assets sold	3,533	8,735

Minority interest issued in acquisition of real estate assets	—	330

Payable for repurchase of Company’s common stock	—	3,775

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

          The Company recorded an income tax provision of $8,562 and $2,609 for the three months ended September 30, 2008 and 2007, respectively. The income tax provision in 2008 consisted of a current and deferred income tax provision of $5,487 and $3,075, respectively. The income tax provision in 2007 consisted of a current income tax provision of $3,240 and a deferred income tax benefit of $631.

          The Company recorded an income tax provision of $12,757 and $4,360 for the nine months ended September 30, 2008 and 2007, respectively. The income tax provision in 2008 consisted of a current and deferred income tax provision of $9,223 and $3,534, respectively. The income tax provision in 2007 consisted of a current and deferred income tax provision of $4,135 and $225, respectively.

          The Company had a net deferred tax asset of $798 at September 30, 2008 and $4,332 at December 31, 2007. The net deferred tax asset at September 30, 2008 and December 31, 2007 consisted primarily of operating expense accruals and differences between book and tax depreciation.

          The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company reported nominal interest and penalty amounts for the three and nine months ended September 30, 2008 and 2007, respectively.

Note 15 – Subsequent Events

          On November 4, 2008, the Company announced that it would reduce the quarterly dividend rate, effective with the fourth quarter 2008 declaration, on its common stock to $0.37 per share from $0.545 per share. The quarterly cash dividend equates to an annual dividend of $1.48 per share compared with the previous annual dividend of $2.18 per share. The reduction is expected to generate approximately $80.0 million of additional free cash flow on an annual basis.

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

EXECUTIVE OVERVIEW

          We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping center properties are located in 27 domestic states and in Brazil, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

          As of September 30, 2008, we owned controlling interests in 75 regional malls/open-air centers, 29 associated centers (each adjacent to a regional mall), seven community centers, one mixed-use center and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of September 30, 2008, we owned noncontrolling interests in nine regional malls/open-air centers, three associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had four shopping center expansions and six community/open-air centers (five of which are owned in joint ventures) under construction at September 30, 2008.

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

          As we continue to face challenges in the capital markets and economy in general, our two primary objectives are creating liquidity and maintaining our earnings growth. We are focused on achieving these goals through a number of methods. While we have a pool of unencumbered properties and continue to work closely with lenders to meet our liquidity needs, we also have other potential sources of capital through dispositions of assets, emphasizing our held-for-sale portfolio of properties, and joint venture opportunities. We recently announced the reduction of the quarterly dividend rate on our common stock, which is expected to generate additional cash of approximately $80.0 million annually. We have reduced our spending, focusing on cost containment actions at all levels of our business, including reducing capital expenditures for renovations, tenant allowances and deferred maintenance. We have also reexamined our development projects, carefully assessing those that that may need to be placed on hold until a more favorable market environment emerges.

          Store closures and bankruptcies have significantly increased in 2008, and while the majority of our retailers continue to operate with strong financial fundamentals, we believe that we will continue to see some bankruptcy and store closure activity throughout 2009. In an effort to minimize the impact from any store closures, we have a group dedicated to exploring various backfill strategies, including temporary tenants, options for space redevelopment, signing junior anchor replacements, and other alternative uses.

          We achieved positive growth in our Funds From Operations (“FFO”) for the three and nine months ended September 30, 2008 compared with the respective prior year periods. FFO was positively impacted by the properties acquired in 2007 and higher lease termination fees, management, development and leasing fees and gains on outparcel sales. Partially offsetting these increases were higher income tax expense, bad debt expense and impairment of marketable securities. FFO is a key performance measure for real estate companies. Please see the more detailed discussion of this measure on page 47.

          Our business is built on a strategy of financial discipline, proactive management and preservation of excellent relationships with our retail and financial partners. We recognize that we are facing challenging times, but we are positive that our organization and our properties are positioned to move forward effectively. We have weathered previous market and economic difficulties and we are confident that our strategy, experience and expertise will serve to help us successfully overcome these challenges.

RESULTS OF OPERATIONS

          We have acquired or opened a total of six malls/open-air centers, one associated center, 12 community centers, one mixed-use center and 19 office buildings since January 1, 2007. Of these properties, five malls/open-air centers, one associated center, two community centers, one mixed-use center and one office building are included in the Company’s continuing operations on a consolidated basis (collectively referred to as the “New Properties”). The transactions related to the New Properties impact the comparison of the results of operations for the three and nine months ended September 30, 2008 to the results of operations for the comparable periods ended September 30, 2007. Properties that were in operation as of January 1, 2007 and September 30, 2008 are referred to as the “Comparable Properties.” We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. The New Properties are as follows:

Property	Location	Date Acquired/ Opened

Acquisitions:
Chesterfield Mall	St. Louis, MO	Oct-07
Mid Rivers Mall	St. Peters, MO	Oct-07
South County Center	St. Louis, MO	Oct-07
West County Center	St. Louis, MO	Oct-07

New Developments:
The Shoppes at St. Clair Square	Fairview Heights, IL	Mar-07
Alamance Crossing East	Burlington, NC	Aug-07
Cobblestone Village at Palm Coast	Palm Coast, FL	Oct-07
Milford Marketplace	Milford, CT	Oct-07
CBL Center II	Chattanooga, TN	Jan-08
Pearland Town Center	Pearland, TX	Jul-08

          Of the total properties acquired or opened since January 1, 2007, one mall, two community centers and six office properties are held in entities that are accounted for using the equity method of accounting. Therefore, the results of operations for these properties are included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008. These properties are as follows:

Property	Location	Date Acquired / Opened

Acquisitions:
Friendly Center and The Shops at Friendly (50/50 joint venture)	Greensboro, NC	Nov-07
Portfolio of Six Office Buildings (50/50 joint venture)	Greensboro, NC	Nov-07
Renaissance Center (50/50 joint venture)	Durham, NC	Feb-08

New Developments:
York Town Center (50/50 joint venture)	York, PA	Sep-07

          Of the total properties acquired since January 1, 2007, eight community centers and twelve office properties are classified as held-for-sale.  Therefore, the results of operations for these properties are included in discontinued operations in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2008. These properties are as follows:

Property	Location	Date Acquired / Opened

Brassfield Square (1)	Greensboro, NC	Nov-07
Caldwell Court (1)	Greensboro, NC	Nov-07
Garden Square (1)	Greensboro, NC	Nov-07
Hunt Village (1)	Greensboro, NC	Nov-07
New Garden Center (3)	Greensboro, NC	Nov-07
Northwest Centre (1)	Greensboro, NC	Nov-07
Oak Hollow Square	High Point, NC	Nov-07
Westridge Square	Greensboro, NC	Nov-07
1500 Sunday Drive Office Building	Raleigh, NC	Nov-07
Portfolio of Five Office Buildings (2)	Greensboro, NC	Nov-07
Portfolio of Two Office Buildings	Chesapeake, VA	Nov-07
Portfolio of Four Office Buildings	Newport News, VA	Nov-07

(1)	These properties were sold in April 2008.
(2)	One office building was sold in June 2008.
(3)	This property was sold in August 2008.

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenues

          Total revenues increased 12.5% to $282.5 million for the three months ended September 30, 2008, compared to $251.0 million for the prior year quarter. Rental revenues and tenant reimbursements increased $19.3 million of which $25.2 million was attributable to the New Properties, partially offset by a decrease of $5.9 million from the Comparable Properties. The decrease in revenues from the Comparable Properties was primarily driven by lower straight line adjustment income, below-market lease amortization and real estate tax reimbursements, partially offset by an increase in lease termination fees. Straight line adjustment income decreased, for the most part, as a result of increased store closings. Below-market lease amortization decreased due to a higher amount of write-offs in the prior year quarter combined with an increasing number of tenant leases becoming fully amortized in the prior year. Real estate tax reimbursements decreased due to adjustments for tax-related settlements which occurred in, and positively impacted, the prior year quarter. There were no real estate tax settlements of this nature in the current quarter. The lease termination fees were primarily attributable to one tenant that closed stores at several property locations during the current quarter.

          Our cost recovery ratio declined to 97.2% for the three months ended September 30, 2008 from 105.0% for the prior-year quarter, primarily due to increased bad debt expense. We are in the final phases of converting tenants to a fixed common area maintenance (“CAM”) charge as compared to a pro rata charge that was applicable to more tenants in the prior year quarter. Approximately 80% of our leases have currently been converted to fixed CAM. Due to the conversion, the recovery ratio will fluctuate during the year as seasonal items impact the ratio.

          Management, development and leasing fees increased $10.1 million over the prior year quarter, primarily due to higher management and development fee income. During the third quarter of 2008, management fee income increased approximately $8.4 million over the prior year quarter, mainly attributable to fees totaling $8.0 million received from Centro related to a joint venture in 2005 with Galileo America, Inc. Development fees increased approximately $1.1 million in the current year quarter as compared to the prior year period, largely due to fees received from two of our joint venture projects.

          Other revenues increased $2.1 million compared to the prior year period due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

          The increase in property operating expenses, including real estate taxes and maintenance and repairs, of $7.6 million resulted from an increase of $8.2 million attributable to the New Properties, partially offset by a decrease of $0.6 million related to the Comparable Properties. The decrease in property operating expenses of the Comparable Properties is principally due to lower real estate taxes. This decline largely resulted from higher than usual real estate tax expense in the prior year quarter due to tax settlements at certain properties that covered a range of tax years. In addition to real estate taxes, we experienced a decrease at the Comparable Properties in our property and fire insurance expense. Partially offsetting these decreased expenses is an increase in bad debt expense. Bad debt expense has increased due to the larger number of store closings and bankruptcies experienced during the current year. We also experienced higher central energy expense and janitorial services during the current year quarter as compared to the prior year period.

          The increase in depreciation and amortization expense of $23.1 million resulted from an increase of $12.1 million from the New Properties and $11.0 million from the Comparable Properties. Approximately $10.5 million of the increase attributable to the Comparable Properties is due to the write-off of certain tenant allowances and intangible lease assets related to early lease terminations.

          General and administrative expenses increased $1.3 million over the prior year quarter, primarily as a result of decreased capitalized overhead and increased state taxes. These were partially offset by a decrease in our group health insurance expense. As a percentage of revenues, general and administrative expenses remained relatively stable at 3.4% for the third quarter of 2008 compared with 3.3% for the prior year quarter.

          Other expenses increased $1.5 million primarily due to increased expenses of $1.8 million related to our subsidiary that provides security and maintenance services to third parties, partially offset by a decrease of $0.3 million in abandoned projects expense.

Other Income and Expenses

          Interest expense increased $4.3 million primarily due to the debt on the New Properties, and an unsecured term facility that was obtained for the acquisition of certain properties from the Starmount Company or its affiliates. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to the third quarter of 2007, the total outstanding principal amounts have increased.

          As of September 30, 2008, we recorded a $5.8 million non-cash write-down related to certain investments in marketable securities. The impairment resulted from a significant and sustained decline in the market value of the securities. There were no realized investment losses in the third quarter of 2007.

          During the third quarter of 2008, we recognized gain on sales of real estate assets of $4.8 million related to the sale of four parcels of land during the quarter. The gain of $4.3 million in the third quarter of 2007 related to the sale of four parcels of land.

          Equity in earnings of unconsolidated affiliates decreased by $0.6 million during the third quarter of 2008 compared to the prior year quarter, primarily due to higher interest expense on debt and higher depreciation and amortization expense from both the acquisition of new properties by CBL-TRS Joint Venture, LLC and write-offs of tenant allowances and intangible lease assets associated with various store closures.

          The income tax provision of $8.6 million for the three months ended September 30, 2008 relates to the earnings of our taxable REIT subsidiary. The income tax provision increased by $6.0 million primarily due to the recognition of the aforementioned $8.0 million fee income, in addition to a significantly larger amount of gains in the current year period related to sales of outparcels and income from discontinued operations attributable to the taxable REIT subsidiary. Income from discontinued operations in the prior year period primarily related to the sale of an operating property that was not owned by the taxable REIT subsidiary. The provision consists of current and deferred income taxes of $5.5 million and $3.1 million, respectively. During the three months ended September 30, 2007, we recorded an income tax provision of $2.6 million, consisting of a provision for current income taxes of $3.2 million, partially offset by a deferred tax benefit of $0.6 million.

          We recognized income from discontinued operations of $2.2 million during the third quarter of 2008, compared to $0.9 million during the third quarter of 2007. Discontinued operations for the three months ended September 30, 2008 reflect the operating results of 13 retail and office properties that meet the criteria for held-for-sale classification. These properties were originally acquired in the fourth quarter of 2007. Discontinued operations for the 2008 quarter also includes the true up of estimated expenses to actual amounts for properties sold during previous periods. Discontinued operations for the three months ended September 30, 2007 reflect the results of operations of Twin Peaks Mall and The Shops at Pineda Ridge, plus the true up of estimated expenses to actual amounts for properties sold during previous periods.

          We recognized a gain on the sale of discontinued operations of $0.7 million during the three months ended September 30, 2008, due to the sale of one community center located in Greensboro, NC, for a sales price of $19.5 million.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenues

          The $69.7 million increase in rental revenues and tenant reimbursements was attributable to an increase of $76.6 million from the New Properties, partially offset by a decrease of $6.9 million from the Comparable Properties. The decrease in revenues of the Comparable Properties was driven by a decline in percentage rents and tenant reimbursements. Percentage rents declined due to reduced sales. The current period tenant reimbursements reflect a decrease in reimbursements for real estate taxes which were higher in the prior year due to tax-related settlements covering several tax years, resulting in higher real estate tax expense.

          Our cost recovery ratio declined to 96.7% for the nine months ended September 30, 2008 from 102.2% for the prior-year period. The decline in the current period results primarily from increases in bad debt expense.

          Management, development and leasing fees increased $10.3 million over the prior year, primarily due to higher management and development fee income. During the nine months ended September 30, 2008, management fee income increased approximately $9.0 million over the prior year-to-date period, mainly attributable to fees totaling $8.0 million received during the third quarter of 2008 from Centro related to a joint venture in 2005 with Galileo America, Inc. Development fees increased approximately $2.0 million in the current year as compared to the prior year period, largely due to fees received from two of our joint venture projects.

          Other revenues increased by $3.7 million primarily due to increased income related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, increased $27.9 million as a result of $22.4 million of expenses attributable to the New Properties and an increase of $5.5 million of expenses related to the Comparable Properties. The increase in property operating expenses of the Comparable Properties is attributable to increases in annual compensation for property management personnel, bad debt expense and utilities expense.

          The increase in depreciation and amortization expense of $52.7 million resulted from increases of $37.4 million from the New Properties and $15.3 million from the Comparable Properties. The increase attributable to the Comparable Properties is primarily due to write-offs of approximately $12.0 million for certain tenant allowances and intangible lease assets related to early lease terminations. The remaining increase in depreciation and amortization related to the Comparable Properties is primarily attributable to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

          General and administrative expenses increased $4.2 million primarily as a result of increases in payroll and state taxes, in addition to certain benefits related to the retirement of our Senior Vice President and Director of Corporate Leasing during the first quarter of 2008. As a percentage of revenues, general and administrative expenses remained relatively stable at 4.0% for the nine months ended September 30, 2008 compared with 3.9% for the prior year-to-date period.

          Other expenses increased $6.6 million primarily due to increased expenses of $4.6 million related to our subsidiary that provides security and maintenance services to third parties and due to an increase of $2.0 million in abandoned projects expense.

Other Income and Expenses

          Interest expense increased $26.0 million primarily due to debt on the New Properties, an unsecured term facility that was obtained for the acquisition of certain properties from the Starmount Company or its affiliates, refinancings that were completed with increased principal amounts in the prior year on the Comparable Properties and borrowings outstanding that were used to redeem our 8.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) in June 2007. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to the comparable period of 2007, the total outstanding principal amounts have increased.

          As of September 30, 2008, we recorded a $5.8 million non-cash write-down related to certain investments in marketable securities. The impairment resulted from a significant and sustained decline in the market value of the securities. There were no realized investment losses in the prior year period.

          During the nine months ended September 30, 2008, we recognized gain on sales of real estate assets of $12.1 million related to the sale of 13 parcels of land during the period and one parcel of land for which the gain had previously been deferred. The gain of $10.6 million in the nine months ended September 30, 2007 related to the sale of eleven land parcels and two parcels of land for which the gains had previously been deferred.

          Equity in earnings of unconsolidated affiliates decreased by $1.5 million during the nine months ended September 30, 2008, primarily due to higher interest expense on debt, the write-off of an above-market lease intangible and higher depreciation and amortization expense from both the acquisition of new properties by CBL-TRS Joint Venture, LLC and write-offs associated with various store closures.

          The income tax provision of $12.8 million for the nine months ended September 30, 2008 relates to the earnings of our taxable REIT subsidiary. The income tax provision increased by $8.4 million primarily due to the recognition of the aforementioned $8.0 million fee income, in addition to a significantly larger amount of gains in the current year period related to sales of outparcels and income from discontinued operations attributable to the taxable REIT subsidiary. Income from discontinued operations in the prior year period primarily related to the sale of an operating property that was not owned by the taxable REIT subsidiary. The provision consists of current and deferred income taxes of $9.2 million and $3.6 million, respectively. During the nine months ended September 30, 2007, we recorded an income tax provision of $4.4 million, consisting of a provision for current and deferred income taxes of $4.2 million and $0.2 million, respectively.

          We recognized income from discontinued operations of $6.4 million during the nine months ended September 30, 2008, compared to $1.5 million during the nine months ended September 30, 2007. Discontinued operations for the nine months ended September 30, 2008 reflect the operating results of 19 retail and office properties that meet the criteria for held-for-sale classification. These properties were originally acquired in the fourth quarter of 2007. Discontinued operations for 2008 also include the results of Chicopee Marketplace III, a community center located in Chicopee, MA, plus the true up of estimated expense to actual amounts for properties sold during previous years. Discontinued operations for the nine months ended September 30, 2007 reflect the results of operations of Twin Peaks Mall and The Shops at Pineda Ridge, plus the true up of estimated expenses to actual amounts for properties sold during previous years.

          We recognized a gain on the sale of discontinued operations of $3.8 million during the nine months ended September 30, 2008, compared to $3.9 million during the nine months ended September 30, 2007. During the nine months ended September 30, 2008, we sold six community centers and an office property, all located in Greensboro, NC, for an aggregate sales price of $45.0 million and recognized a gain of $2.3 million. We also sold Chicopee Marketplace III for a sales price of $7.5 million and recognized a gain of $1.5 million.

          Preferred dividends decreased $7.9 million during the nine months ended September 30, 2008 compared to the prior-year period due to the redemption of 2,000,000 shares of Series B Preferred Stock in September 2007. In connection with the 2007 redemption, we incurred a charge of $3.6 million to write off direct issuance costs that were recorded as a reduction of additional paid-in-capital when the preferred stock was issued. This charge was recorded as additional preferred dividends.

Operational Review

          The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter because of the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, the malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

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

          We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,

	2008	2007

Malls	90.0%	91.9%
Associated centers	3.9%	4.3%
Community centers	1.2%	0.9%
Mortgages, office buildings and other	4.9%	2.9%

          Mall store sales for the trailing twelve months ended September 30, 2008 on a comparable per square foot basis were $339 per square foot compared with $350 per square foot in the prior year period, a decline of 3.1%. Current year sales numbers have been impacted by the general weakness in the economy and a reduction in our mall occupancy.

          Our portfolio occupancy, including centers acquired in 2007, is summarized in the following table:

	At September 30,

	2008	2007

Total portfolio occupancy	92.2%	92.4%
Total mall portfolio	91.8%	92.8%
Stabilized malls	92.1%	93.2%
Non-stabilized malls	87.2%	85.8%
Associated centers	95.1%	92.0%
Community centers	92.1%	85.5%

          Excluding the centers acquired in 2007, our total portfolio occupancy at September 30, 2008 was 92.4%, equal to the prior year.

          Bankruptcies and store closures have increased in 2008, and we believe we will continue to see some of this activity into 2009. Steve & Barry’s, Linens n’ Things, Goody’s, The Disney Store, Whitehall and Friedman’s are the major retailers that have recently declared bankruptcy. In addition, subsequent to September 30, 2008, Circuit City filed for bankruptcy protection. We are working diligently to minimize any resulting available occupancies.

          Our largest outstanding bankruptcy exposure is Steve & Barry’s. We had 21 Steve & Barry’s locations in our portfolio totaling 813,000 square feet and representing $7.3 million of annual gross rents. At this time, three of their leases have been rejected and those stores closed in September. We anticipate that four locations that are currently in process of going out of business will close by the end of November. These seven combined stores comprise 192,000 square feet and $1.9 million of annual gross rents. We are in the process of leasing the available spaces and are already working to obtain letters of intent. In addition, we have ongoing negotiations with Steve & Barry’s regarding rent reductions for certain locations; however, the bankruptcy courts must approve any actions before the bankruptcy is finalized.

          We had 13 Linens n’ Things locations in our portfolio totaling $4.8 million of annual gross rents and 359,000 square feet. We currently have nine locations that remain open, representing $3.4 million of annual gross rents and 280,000 square feet. We expect that these locations will close during the fourth quarter. We already have solid lease prospects for many of these locations.

          We have nine Goody’s locations representing 315,000 square feet and approximately $3.1 million in annual gross rents. We have been notified that Goody’s will close five locations representing approximately $1.9 million in annual gross rents. We currently have a replacement tenant for one of the locations.

          We have 16 The Disney Stores representing 71,000 square feet and approximately $2.9 million in annual gross rents. Eight of these stores are expected to remain open. The remaining eight stores that have closed represent 44,000 square feet and approximately $1.8 million in annual gross rents. We have replacement tenants for two of the closed stores.

          Whitehall currently leases 24 locations from us representing 27,000 square feet and approximately $2.6 million in annual gross rents. We have not been notified of any store closures at this time.

          We originally had 23 Friedman’s stores representing 34,000 square feet and $2.3 million in annual gross rents. Whitehall assumed six locations prior to their bankruptcy filing. We are in the process of leasing the remaining locations.

          On November 10, 2008, Circuit City filed for bankruptcy protection.  Prior to the bankruptcy filing, it had issued a list of store closures. We have a total of eight Circuit City stores comprising 256,000 square feet and $1.9 million in annual gross rents. Three of these eight stores are owned by Circuit City. We have two locations on Circuit City’s store closure list, comprising 61,000 square feet and approximately $0.2 million in annual gross rents. Of these two stores, one is owned by Circuit City and one represents a ground lease.

Leasing

          During the third quarter of 2008 we signed a total of approximately 1.9 million square feet of leases including approximately 0.5 million square feet of development leases and approximately 1.4 million square feet of leases in our operating portfolio. The 1.4 million square feet in our operating portfolio was comprised of approximately 0.3 million square feet of new leases and approximately 1.1 million square feet of renewal leases. This compares with a total of approximately 1.2 million square feet of leases signed in the third quarter of 2007, including approximately 0.6 million square feet of development leases and approximately 0.6 million square feet of leases in our operating portfolio. The 0.6 million square feet in our operating portfolio was comprised of approximately 0.3 million square feet of new leases and approximately 0.3 million square feet of renewal leases. Approximately 91% of our 2008 expirations have been leased or committed. To date, we have completed the renewals of approximately 50% of our 2009 lease expirations.

          Average annual base rents per square foot for small shop spaces less than 10,000 square feet were as follows for each property type:

	At September 30,

	2008	2007

Stabilized malls	$29.00	$27.99
Non-stabilized malls	25.10	26.88
Associated centers	11.67	11.74
Community centers	14.91	14.47
Offices	17.53	19.53

          Results from new and renewal leasing of comparable small shop space during the three and nine months ended September 30, 2008 for spaces that were previously occupied are as follows:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

Quarter:
All Property Types (1)	674,430	$36.64	$38.13	4.1%	$39.35	7.4%
Stabilized malls	590,178	38.98	40.92	5.0%	42.25	8.4%
New leases	177,055	43.11	48.37	12.2%	51.18	18.7%
Renewal leases	413,123	37.22	37.72	1.3%	38.42	3.2%

Year to Date:
All Property Types (1)	2,189,781	$36.09	$38.62	7.0%	$39.72	10.1%
Stabilized malls	1,966,139	38.02	40.88	7.5%	42.06	10.6%
New leases	553,352	42.47	48.83	15.0%	51.37	21.0%
Renewal leases	1,412,787	36.27	37.77	4.1%	38.41	5.9%

(1)	Includes stabilized malls, associated centers, community centers and other.
(2)	Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

LIQUIDITY AND CAPITAL RESOURCES

          There was $67.5 million of cash and cash equivalents as of September 30, 2008, an increase of $1.7 million from December 31, 2007. Cash flows from operations are used to fund short-term liquidity and capital needs such as tenant construction allowances, capital expenditures and payments of dividends and distributions. For longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically rely on property specific mortgages (which are generally non-recourse), construction and term loans, revolving lines of credit, common stock, preferred stock, joint venture investments and a minority interest in the Operating Partnership.

          Cash provided by operating activities during the nine months ended September 30, 2008, increased $4.3 million to $314.1 million from $309.8 million during the nine months ended September 30, 2007. The increase was primarily attributable to the operations of the New Properties and the receipt of the fee income of $8.0 million related to the 2005 joint venture with Galileo America, Inc., partially offset by higher interest expense.

Debt

          We have two operating property loans totaling approximately $38.0 million that have original maturity dates in the fourth quarter of 2008. However, both loans have extensions available at our option that we intend to exercise. Upon exercise of these extension options, all of our 2008 remaining debt maturities will have been addressed. Of the approximately $1,589.8 million of consolidated debt that is scheduled to mature in 2009, we have extensions of approximately $1,261.4 million available at our option, leaving approximately $328.4 million of maturities in 2009 that must be retired or refinanced. The vast majority of these loans are held with life insurance companies. Based on the existing loan amounts and conservative estimates of valuations, the current average loan-to-value ratios of these mortgages are believed to be less than 50%. The quality of each property is considered good with a long history of stable net operating income. We are already in the process of discussing these loans with life insurance companies, pension funds and other sources of capital funding and believe that we will be able to not only successfully refinance these loans, but also obtain excess financing proceeds.

          While our secured lines of credit have original or extended maturity dates which allow for settlement in 2010, we are already in discussions with our largest secured line of credit lender, Wells Fargo, to obtain extensions beyond that time.

          As of September 30, 2008, we are in compliance with our debt covenants. We have also performed stress tests on our covenant calculations assuming changes in cap rate assumptions and interest rates that would negatively impact our calculation results. Based on the results of  these tests, we believe that we currently have adequate capacity to continue meeting the requirements of our debt covenants.

          The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)

September 30, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,099,557	$(23,743)	$408,719	$4,484,533	5.91%
Line of credit (2)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,499,557	(23,743)	408,719	4,884,533	5.79%

Variable-rate debt:
Recourse term loans on operating properties	321,814	(919)	46,475	367,370	4.61%
Construction loans	39,846	—	63,537	103,383	4.24%
Land loans	—	—	11,940	11,940	3.95%
Unsecured line of credit	502,000	—	—	502,000	3.86%
Secured lines of credit	211,050	—	—	211,050	4.14%
Term facilities	449,482	—	—	449,482	4.73%

Total variable-rate debt	1,524,192	(919)	121,952	1,645,225	4.32%

Total	$6,023,749	$(24,662)	$530,671	$6,529,758	5.42%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)

December 31, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,293,515	$(24,236)	$335,903	$4,605,182	5.90%
Line of credit (2)	250,000	—	—	250,000	4.51%

Total fixed-rate debt	4,543,515	(24,236)	335,903	4,855,182	5.83%

Variable-rate debt:
Recourse term loans on operating properties	81,767	—	44,104	125,871	6.19%
Construction loans	79,004	(2,517)	5,371	81,858	6.28%
Unsecured line of credit	490,232	—	—	490,232	5.98%
Secured lines of credit	326,000	—	—	326,000	5.71%
Term facilities	348,800	—	—	348,800	5.95%

Total variable-rate debt	1,325,803	(2,517)	49,475	1,372,761	5.95%

Total	$5,869,318	$(26,753)	$385,378	$6,227,943	5.86%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)	We have interest rate swaps on notional amounts totaling $400,000 and $250,000 as of September 30, 2008 and December 31, 2007, respectively, related to our largest secured line of credit to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

          Unsecured Line of Credit

          We have an unsecured line of credit with total availability of $560.0 million that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, we pay an annual fee of 0.1% of the amount of total availability under the unsecured line of credit. The line of credit matures in August 2009 and has two one-year extension options, which are at our election. At September 30, 2008, the outstanding borrowings of $502.0 million under the unsecured line of credit had a weighted average interest rate of 3.86%.

Unsecured Term Facilities

          In April 2008, we entered into a new unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility. At September 30, 2008, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 4.79%. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured line of credit, the $524.9 million secured line of credit and the unsecured term facility with a balance of $221.5 million that was used for the acquisition of certain properties from the Starmount Company or its affiliates. The facility matures in April 2011 and has two one-year extension options, which are at our election. The facility was used to pay down outstanding balances on our largest unsecured line of credit.

          We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At September 30, 2008, the outstanding borrowings of $221.5 million under this facility had a weighted average interest rate of 4.66%. We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured line of credit, $524.9 million secured line of credit and $228.0 million unsecured term facility. The facility matures in November 2010 and has two one-year extension options, which are at our election.

Secured Lines of Credit

          We have four secured lines of credit with total availability of $667.1 million, of which $611.1 million was outstanding as of September 30, 2008. The secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95%. Borrowings under the secured lines of credit had a weighted average interest rate of 4.34% at September 30, 2008.

          We also have secured and unsecured lines of credit with total availability of $38.4 million that are used only to issue letters of credit. There was $14.9 million outstanding under these lines at September 30, 2008.

Interest Rate Swaps

          On September 25, 2008, we entered into an $87.5 million pay fixed/receive variable interest rate swap agreement, effective October 1, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(0.5) million as of September 30, 2008 and matures on September 23, 2010.

          On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(0.8) million as of September 30, 2008 and matures on December 30, 2009.

          On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(1.7) million as of September 30, 2008 and matures on December 30, 2009.

          The weighted average remaining term of our total debt, based on pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated properties, was 4.2 years at September 30, 2008 and 4.6 years at December 31, 2007. The weighted average remaining term of our pro rata share of fixed-rate debt was 5.0 years and 5.3 years at September 30, 2008 and December 31, 2007, respectively. The Company has eleven operating property loans, three construction loans, two land loans and two lines of credit totaling $1,608.2 million that are scheduled to mature before September 30, 2009. Of the total amount scheduled to mature within the next twelve months, the two lines of credit account for $1,026.9 million. The lines of credit represent our largest secured and unsecured lines of credit, as discussed above. The secured line of credit has a one-year extension option and the unsecured line of credit has two one-year extension options. Of the eleven operating property loans scheduled to mature within the next twelve months, seven loans totaling $288.6 million have extension options. The three construction loans and two land loans also have extension options. We expect to extend, retire or refinance our maturing loans.

          As of September 30, 2008 and December 31, 2007, our share of consolidated and unconsolidated variable-rate debt represented 25.2% of our total share of debt. As of September 30, 2008, our share of consolidated and unconsolidated variable-rate debt represented 17.9% of our total market capitalization (see Equity below) as compared to 14.7% as of December 31, 2007.

          The secured and unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. We were in compliance with all financial covenants and restrictions under our credit facilities at September 30, 2008.

Equity

          During the nine months ended September 30, 2008, we received $0.8 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan. In addition, we paid dividends of $124.7 million to holders of our common stock and our preferred stock, as well as $102.7 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

          On November 4, 2008, we announced a reduction in the quarterly dividend rate, effective with the fourth quarter 2008 declaration, on our common stock to $0.37 per share from $0.545 per share. The quarterly cash dividend equates to an annual dividend of $1.48 per share compared with the previous annual dividend of $2.18 per share. The reduction is expected to generate approximately $80.0 million of additional free cash flow on an annual basis. The current challenges in the general economy have further increased our focus on maximizing financial flexibility. We believe this is a prudent and appropriate step given the continued volatility in the marketplace and the increased focus on access to capital. The excess cash flow that will be created by this dividend revision will serve to further strengthen our balance sheet and enhance our liquidity position.

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

          Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio had increased as of September 30, 2008 due to a decline in the market price of our common stock. Our bank covenants are based on gross asset values and are, therefore, not subject to market fluctuations in our stock price. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at September 30, 2008 (in thousands, except stock prices):

	Shares
	Outstanding	Stock Price (1)	Value

Common stock and operating partnership units	116,972	$20.08	$2,348,798
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000

Total market equity			2,638,798
Company’s share of total debt			6,529,758

Total market capitalization			$9,168,556

Debt-to-total-market capitalization ratio			71.2%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on September 30, 2008. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

          Subsequent to September 30, 2008, the Company's common stock price has experienced further declines.  Based on the closing price of the common stock as of November 7, 2008, $7.36 per share, and assuming no other changes in the variables included in the table above, the Company's debt-to-total market capitalization ratio would be approximately 85.0%.  As previously stated, our bank covenants are not subject to market fluctuation in our stock price.

Capital Expenditures

          Due to consideration regarding liquidity and capital levels in today’s tight financial markets, we are focused on reducing capital expenditures. A portion of this reduction will be focused on renovations, tenant allowances and deferred maintenance. During 2008, we have completed two renovations that began in 2007. Currently, the vast majority of our properties have been renovated within the last ten years and, due to this, we have decided to delay any future renovation plans.

          We have four major projects currently under construction that are scheduled to open in 2009. There is no additional capital required for these projects. Construction loans have been obtained and any equity for the projects has been funded. We have taken measures to limit our initial exposure on these projects by phasing the small shop portions or converting sections of the small shop portions to junior anchor spaces. While the leasing environment is certainly difficult at this time, we are making steady progress on these projects and we anticipate strong openings.

          We have decided to forego construction on major new projects that are currently in predevelopment until the retail climate becomes more favorable. We will continue to maintain a healthy pipeline of opportunities, but we will take a more conservative approach to development until we believe that the leasing environment has improved.

          We opened our first international development project, Plaza Macaé, in Brazil in September. The project opened 92% leased and committed and has been generating very strong traffic and sales. We are very pleased with the results of this project, but will be judicious in committing capital to additional projects in Brazil given the current environment.

          Future development and acquisition activities will be carefully considered and undertaken as suitable opportunities arise. We generally obtain construction loans for new developments and major expansions and renovations of our existing properties. We do not expect to pursue these activities unless adequate sources of funding are available and a satisfactory budget with targeted returns on investment has been internally approved.

          An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

          The following tables summarize our development projects as of September 30, 2008 (dollars in thousands):

Properties Opened Year-to-date
		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Date Opened	Initial Yield(a)

Mall Expansions:
Cary Towne Center - Mimi’s Café	Cary, NC	6,674	$2,243	$1,072	Spring-08	15.0%
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	1,494	1,494	Spring-08	8.7%
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	NA	NA	Spring-08	NA (f)
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	3,430	2,802	Summer-08	9.7%
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	7,755	5,501	Summer-09	11.0%

Mall Renovations:
Georgia Square	Athens, GA	674,738	16,900	16,589	Spring-08	NA

Associated/Lifestyle Centers:
Brookfield Square - Corner Development	Brookfield, WI	19,745	10,718	9,137	Winter-08	8.4%

Community/Open-Air Centers:
Alamance Crossing - Theater/Shops	Burlington, NC	82,997	18,882	11,150	Spring-08	8.4%

Mixed-Use Center:
Pearland Town Center (Retail Portion)	Pearland, TX	692,604	151,366	130,289	Summer-08	8.2%
Pearland Town Center (Hotel Portion)	Pearland, TX	72,500	17,583	15,158	Summer-08	8.4%
Pearland Town Center (Residential Portion)	Pearland, TX	68,110	10,677	9,454	Summer-08	9.8%
Pearland Town Center (Office Portion)	Pearland, TX	51,560	10,306	7,745	Summer-08	8.8%

Office:
CBL Center II	Chattanooga, TN	74,598	17,120	12,712	January-08	8.6%

		1,886,071	$268,474	$223,103

Announced Property Renovations and Redevelopments
		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Opening Date	Initial Yield(a)

Redevelopments:
Parkdale Mall - Former Dillards (Phase I & II)	Beaumont, TX	70,220	$29,266	$16,509	Jan-08/Fall-08	6.6%
West County Center - Former Lord & Taylor	St. Louis, MO	90,087	34,149	18,539	Spring-09	9.9%

Mall Renovations:
Brookfield Square	Brookfield, WI	1,132,984	18,100	17,479	Fall-08	NA

		1,293,291	$81,515	$52,527

NA = Not Applicable

Properties Under Development at September 30, 2008

		Total Project Square Feet	CBL’s Share of

			Total Cost	Cost To Date	Opening Date	Initial Yield (a)
Property	Location

Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$5,428	Spring-09	5.3%
High Pointe Commons - Christmas Tree Shops	Harrisburg, PA	34,938	6,247	2,434	Fall-08	9.0%
Laurel Park Place - Food Court	Detroit, MI	30,031	4,909	3,566	Winter-08	10.5%
Oak Park Mall - Barnes & Noble	Kansas City, KS	35,539	9,619	7,843	Spring-09	6.9%

Community/Open-Air Centers:
Hammock Landing (Phase I) (b)	West Melbourne, FL	463,153	39,237	39,148	Spring-09	7.5	% *
Settlers Ridge (Phase I) (c)	Robinson Township, PA	389,773	99,131	45,357	Fall-09	6.4	% *
Statesboro Crossing (d)	Statesboro, GA	160,166	26,209	21,108	Fall-08/ Summer-10	8.3%
Summit Fair (e)	Lee’s Summit, MO	482,051	22,000	22,000	Fall-08/ Summer-09	9.8%
The Pavilion at Port Orange (Phase I) (b)	Port Orange, FL	448,916	68,054	34,936	Fall-09	6.5	% *
The Promenade (d)	D’Iberville, MS	681,285	87,054	47,057	Fall-09	8.0%

		2,765,852	$374,144	$228,877

(a)	Pro forma initial yields may be lower than actual initial returns as they are reduced for management and development fees.
(b)	50/50 joint venture. Cost to date may be gross of applicable reimbursements that have not yet been received.
(c)

60/40 joint venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Costs to date may be gross of applicable reimbursements that have not yet been received.

(d)

Statesboro Crossing is a 50/50 joint venture. The Promenade is an 85/15 joint venture. Amounts shown are 100% of total cost to date as CBL has funded all costs to date. Costs to date may be gross of applicable reimbursements that have not yet been received.

(e)	CBL’s interest represents 27% of project cost.
(f)	The Company is leasing the land to JCPenney at an annual yield of 17.7% based on land costs.
*	Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

          As of September 30, 2008, there were construction loans in place for the development costs of Settler’s Ridge, Statesboro Crossing, West County Center - former Lord & Taylor, The Pavilion at Port Orange and Hammock Landing. In addition, we have a commitment for a construction loan on The Promenade. The remaining costs related to our mall redevelopments, renovations and expansions will be funded with operating cash flows, availability on our credit facilities and new construction loans.

          We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2008.

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

Dispositions

          We received $17.3 million in net proceeds from the sales of 13 parcels of land during the nine months ended September 30, 2008.

          In April 2008, we completed the sale of five community centers located in Greensboro, NC to three separate buyers for an aggregate of $24.3 million. In June 2008, we completed the sale of an office property for $1.2 million. In August 2008, we completed the sale of a community center located in Greensboro, NC for $19.5 million. We recorded a gain of $0.7 million and $2.3 million during the three and nine months ended September 30, 2008, respectively, attributable to these sales. Proceeds from the dispositions were used to retire a portion of the outstanding balance on the unsecured line of credit that was originally used to purchase the properties. These properties had been classified as held-for-sale prior to their disposition and their results are included, as applicable, in discontinued operations for the three and nine months ended September 30, 2008.

          In June 2008, we sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7.5 million and recognized a gain on the sale of $1.5 million. The results of operations of this property have been reclassified, as applicable, to discontinued operations for the three and nine months ended September 30, 2008 and 2007.

Other Capital Expenditures

          Including our share of unconsolidated affiliates’ capital expenditures, we spent $33.5 million during the nine months ended September 30, 2008 for tenant allowances, which will generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $13.2 million for the nine months ended September 30, 2008 and included $3.3 million for resurfacing and improved lighting of parking lots, $4.6 million for roof repairs and replacements and $5.3 million for various other capital expenditures. Renovation expenditures were $16.7 million for the nine months ended September 30, 2008.

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

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

          We have ownership interests in 21 unconsolidated affiliates that are described in Note 4 of the notes to unaudited condensed consolidated financial statements included herein. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

▪

Third parties may approach us with opportunities in which they have obtained, or have the option to obtain, land and have performed some pre-development activities, but they may not have sufficient access to the capital resources or the development and leasing expertise to bring the project to fruition. We enter into such arrangements when we determine such a project is viable and we can achieve a satisfactory return on our investment. We typically earn development fees from the joint venture and provide management and leasing services to the property for a fee once the property is placed in operation.

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

          We have guaranteed 100% of the construction loan of West Melbourne, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $67.0 million. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at September 30, 2008 on the loan was $27.2 million. The guaranty will expire upon the earlier of August 2010, when the related debt matures, or upon obtaining permanent financing. We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheet as of September 30, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $112.0 million. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at September 30, 2008 on the loan was $30.3 million. The guaranty will expire upon the earlier of June 2011, when the related debt matures, or upon obtaining permanent financing. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheet as of September 30, 2008 to reflect the estimated fair value of this guaranty.

          We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s loans of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at September 30, 2008 on the loans was $32.5 million of which we have guaranteed $8.8 million. We have recorded an obligation of $0.3 million in our condensed consolidated balance sheet as of September 30, 2008 and December 31, 2007 to reflect the estimated fair value of the guaranty.

          We have guaranteed 50% of the debt of Parkway Place L.P., an unconsolidated affiliate in which we own a 45% interest, which owns Parkway Place in Huntsville, AL. The total amount outstanding at September 30, 2008 was $52.9 million of which we have guaranteed $26.5 million. The guaranty will expire when the related debt matures in June 2009. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

          We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $20.4 million as of September 30, 2008. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

          Our guarantees and the related accounting are more fully described in Note 11 of the notes to unaudited condensed consolidated financial statements included herein.

CRITICAL ACCOUNTING POLICIES

          Our significant accounting policies are disclosed in Note 2 of the notes to consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

          We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. No impairments were incurred during the nine months ended September 30, 2008 and 2007.

Recent Accounting Pronouncements

          In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No 161. FSP FAS 133-1 and FIN 45-4 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure regarding the current status of the payment/performance risk of a guarantee. Further, it clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, for those entities with non-calendar fiscal year-ends. The provisions of FSF FAS 133-1 and FIN 45-4 that amend SFAF No. 133 and FIN 45 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. The adoption will not have an impact on the Company’s consolidated balance sheets and statements of operations.

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

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. While the adoption of SFAS No. 160 will require certain presentation modifications, it is not expected to have a material impact on the amounts reported in our consolidated financial statements.

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

Impact of Inflation

          As of September 2008, the inflation rate had risen to 4.9%, as compared to 4.1% at the end of the prior year. This increase is primarily related to the reduction of money supply created by decreases in prices of stocks and housing, combined with increases in prices of consumer items, such as food and energy. High energy prices have left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay offs of employees. This has led to higher unemployment rates as of late.

          Substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay their share of, or a fixed amount subject to annual increases for, operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

          FFO of the Operating Partnership increased 8.6% to $95.8 million for the three months ended September 30, 2008 from $88.2 million for the same period in 2007. FFO of the Operating Partnership increased 6.9% for the nine months ended September 30, 2008 to $283.1 million compared to $264.9 million for the same period in 2007.

          The reconciliation of FFO to net income available to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net income available to common shareholders	$3,985	$17,088	$19,823	$45,954
Minority interest in earnings of operating partnership	3,068	13,288	15,195	35,886
Depreciation and amortization expense of:
Consolidated properties	81,961	58,847	228,641	175,946
Unconsolidated affiliates	7,741	3,425	21,112	10,550
Discontinued operations	—	46	2357	980
Non-real estate assets	(268)	(228)	(770)	(690)
Minority investors’ share of depreciation and amortization	(292)	(300)	(943)	190
Gain on discontinued operations	(676)	(3,957)	(3,788)	(3,902)
Income tax provision on disposal of discontinued operations	256	—	1,439	—

Funds from operations of the operating partnership	95,775	88,209	283,066	264,914
Percentage allocable to Company shareholders (1)	56.60%	56.34%	56.58%	56.28%

Funds from operations allocable to Company shareholders	$54,209	$49,697	$160,159	$149,094

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

          On September 25, 2008, we entered into an $87.5 million pay fixed/receive variable interest rate swap agreement, effective October 1, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(0.5) million as of September 30, 2008 and matures on September 23, 2010.

          On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(0.8) million as of September 30, 2008 and matures on December 30, 2009.

          On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(1.7) million as of September 30, 2008 and matures on December 30, 2009.

          Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2008, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $8.2 million and, after the effect of capitalized interest, annual earnings by approximately $7.7 million.

          Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2008, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $82.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $84.9 million.

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

          The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, by providing information that is current as of September 30, 2008:

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

          We own partial interests in 22 malls, ten associated centers, four community centers and eight office buildings. We manage all but three of these properties. Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner. The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

          Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 51.4% of our total revenues from all Properties for the nine months ended September 30, 2008 and currently include 44 malls, 20 associated centers, 5 community centers and 19 office buildings. Our Properties located in the midwestern United States accounted for approximately 32.0% of our total revenues from all Properties for the nine months ended September 30, 2008 and currently include 26 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the Nashville, TN, St. Louis, MO, Greensboro, NC, Kansas City (Overland Park), KS and Chattanooga, TN metropolitan areas, which are our five largest markets.

          Our Properties located in the Nashville, TN, St. Louis, MO, Greensboro, NC, Kansas City (Overland Park), KS and Chattanooga, TN metropolitan areas accounted for 4.14%, 3.80%, 3.23%, 2.89% and 2.55%, respectively, of our total revenues for the nine months ended September 30, 2008, respectively. No other market accounted for more than 2.55% of our total revenues for the nine months ended September 30, 2008. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

Date: November 10, 2008

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