Form 10-K
period 2008-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2009-03-02
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number 1-12494

CBL & ASSOCIATES PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	62-1545718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd, Suite 500
Chattanooga, TN	37421
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: 423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered

Common Stock, $0.01 par value	New York Stock Exchange
7.75% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
Yes ☐ No ☒

The aggregate market value of the 60,880,419 shares of common stock held by non-affiliates of the registrant as of June 30, 2008 was $1,390,508,770, based on the closing price of $22.84 per share on the New York Stock Exchange on June 30, 2008. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 24, 2009, 66,409,599 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Shareholder’s Meeting are incorporated by reference in Part III.

Cautionary Statement Regarding to Forward-Looking Statements

          Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed “forward looking statements” within the meaning of applicable federal securities laws. In many cases, these forward looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we cannot give assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Including the risk factors discussed in Part I, Item 1A. of this report, such risks and uncertainties include, without limitation, general industry, economic and business conditions, interest rate fluctuations, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and retail formats, changes in retail rental rates in our markets, shifts in customer demands, tenant bankruptcies or store closings, changes in vacancy rates at our properties, changes in operating expenses, changes in applicable laws, rules and regulations, the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Part I

ITEM 1. BUSINESS

Background

          CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates (“CBL’s Predecessor”), which was formed by Charles B. Lebovitz in 1978. On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneous with the completion of the Offering, CBL’s Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partnership interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 8 to the consolidated financial statements. The terms “we”, “us”, “our” and the “Company” refer to CBL and its subsidiaries.

The Company’s Business

          We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”). We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air centers, community centers and office properties. Our properties are located in 27 domestic states and in Brazil, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

          We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2008, CBL Holdings I, Inc. owned a 1.6% general partnership interest and CBL Holdings II, Inc. owned a 55.1% limited partnership interest in the Operating Partnership, for a combined interest held by us of 56.7%.

As of December 31, 2008, we owned:

•

interests in 84 regional malls/open-air centers (the “Malls”), 33 associated centers (the “Associated Centers”), twelve community centers (the “Community Centers”), one mixed-use center and 19 office buildings, including our corporate office (the “Office Buildings”);

•

interests in two shopping center expansions and four community centers that are currently under construction (the “Construction Properties”), as well as options to acquire certain shopping center development sites; and

•	mortgages on 14 properties, 13 that are secured by first mortgages and one that is secured by a wrap-around mortgage on the underlying real estate and related improvements (the “Mortgages”).

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

          The Management Company manages all but four of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN, Kentucky Oaks Mall in Paducah, KY, and Plaza Macaé in Macaé, Brazil are all owned by joint ventures and are managed either by the third party managing general partner or a property manager that is affiliated with the third party managing general partner. The managing partner or property manager performs the property management and leasing services for these Properties and receives fees for their services. The managing partners of the Properties control the cash flow distributions, although our approval is required for certain major decisions.

          Revenues are primarily derived from leases with retail tenants and generally include base minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to property operating expenses, real estate taxes, insurance and maintenance and repairs, as well as certain capital expenditures. We also generate revenues from advertising, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to pay off related construction loans or reduce borrowings on our credit facilities.

          The following terms used in this annual report on Form 10-K will have the meanings described below:

•	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants

•	Anchor – refers to a department store or other large retail store

•	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center

•	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, on the periphery of the Properties

Significant Markets and Tenants

Top Five Markets

          Our top five markets, in terms of revenues, were as follows for the year ended December 31, 2008:

Market	Percentage of Total Revenues

St. Louis, MO	8.9%
Nashville, TN	4.2%
Greensboro, NC	3.3%
Kansas City (Overland Park), KS	3.0%
Chattanooga, TN	2.6%

Top 25 Tenants

          Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2008:

Tenant	Number of Stores	Square Feet	Annual Gross Rentals (1)	Percentage of Total Revenues

Limited Brands, LLC	160	789,265	$32,608,199	2.86%
Foot Locker, Inc.	182	696,075	28,524,645	2.50%
The Gap Inc.	103	1,085,866	26,852,838	2.36%
Abercrombie & Fitch, Co.	98	659,673	24,137,962	2.12%
AE Outfitters Retail Company	85	490,380	22,434,607	1.97%
Signet Group plc (2)	120	210,955	19,865,357	1.74%
Zale Corporation	147	156,023	17,097,659	1.50%
Finish Line, Inc.	90	442,033	16,881,695	1.48%
Luxottica Group, S.P.A. (3)	153	334,977	16,802,174	1.47%
Genesco Inc. (4)	183	251,471	15,722,052	1.38%
New York & Company, Inc.	58	420,875	15,443,954	1.35%
Express Fashions	51	427,356	14,697,777	1.29%
Dick’s Sporting Goods, Inc.	17	1,024,973	14,412,196	1.26%
JC Penney Co. Inc. (5)	75	8,528,507	14,294,938	1.25%
Charlotte Russe Holding, Inc.	52	360,274	13,092,435	1.15%
The Regis Corporation	211	248,655	12,891,079	1.13%
Aeropostale, Inc.	76	258,465	10,865,496	0.95%
Christopher & Banks, Inc.	87	297,169	10,405,514	0.91%
Sun Capital Partners, Inc. (6)	60	876,722	10,367,377	0.91%
Charming Shoppes, Inc. (7)	52	297,806	9,896,691	0.87%
The Buckle, Inc.	50	246,746	9,872,004	0.87%
Pacific Sunwear of California	70	256,017	9,870,955	0.87%
The Children’s Place Retail Stores, Inc.	54	227,570	9,389,416	0.82%
Claire’s Stores, Inc.	121	143,024	9,134,720	0.80%
Tween Brands, Inc. (8)	65	263,019	8,882,745	0.78%

	2,420	18,993,896	$394,444,485	34.59%

(1)	Includes annual minimum rent and tenant reimbursements based on amounts in effect at December 31, 2008.
(2)	Signet Group plc operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw’s Jewelers, Osterman’s Jewelers, LeRoy’s Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.
(3)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut and Pearl Vision.
(4)	Genesco Inc. operates Journey’s, Jarman, Underground Station, Hat World, Lids, Hat Zone and Cap Factory stores.
(5)	JC Penney Co. Inc. owns 30 of these stores.
(6)	Sun Capital Partners, Inc. operates Anchor Blue, Fazoli’s, Friendly’s, Life Uniform, Shopko, Smokey Bones, Souper Salad and The Limited.
(7)	Charming Shoppes, Inc. operates Lane Bryant, Fashion Bug and Catherine’s.
(8)	Tween Brands, Inc. operates Limited Too and Justice.

Growth Strategy

          Our objective is to achieve growth in funds from operations by maximizing cash flows through a variety of methods as further discussed below.

Leasing, Management and Marketing

          Our objective is to maximize cash flows from our existing Properties through:

•	aggressive leasing that seeks to increase occupancy and facilitate an optimal merchandise mix,

•	originating and renewing leases at higher base rents per square foot compared to the previous lease,

•	merchandising, marketing, sponsorship and promotional activities and

•	actively controlling operating costs and resulting tenant occupancy costs.

Redevelopments and Renovations

          Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. The following presents a redevelopment that we completed during 2008, as well as a redevelopment that is scheduled to be completed in 2009:

Property	Location	Total Project Square Feet	Opening Date

Completed in 2008:
Parkdale Mall - Former Dillards (Phases I & II)	Beaumont,TX	70,220	January/Fall

Scheduled for 2009:
West County - Former Lord & Taylor	St. Louis, MO	90,620	Spring

          Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and maintaining the Property’s market dominance. During 2008, we completed renovations at Georgia Square in Athens, GA and Brookfield Square in Brookfield, WI. There are no renovations currently scheduled for completion in 2009.

Development of New Retail Properties and Expansions

          In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position. The following presents the new developments we opened during 2008 and those under construction at December 31, 2008:

Property	Location	Total Project Square Feet	Opening Date

Completed in 2008:
Alamance Crossing - Theater	Burlington, NC	82,997	Spring
Brookfield Square - Corner Development	Brookfield, WI	19,745	Winter
CBL Center II	Chattanooga, TN	74,598	January
Pearland Town Center (Retail, Hotel, Residential and Office)	Pearland, TX	884,774	Summer
Statesboro Crossing	Statesboro, GA	160,166	Fall

		1,222,280

Currently under construction:
Hammock Landing (Phase I and Phase 1A)	West Melbourne, FL	463,153	Spring 2009/ Fall 2010
Settlers Ridge (Phase I)	Robinson Township, PA	389,773	Fall 2009
			Fall 2009/
The Pavilion at Port Orange (Phase I and Phase 1A)	Port Orange, FL	495,669	Summer 2010
The Promenade	D’Iberville, MS	681,317	Fall 2009

		2,029,912

          We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property’s competitive position within its market. The following presents the expansions that we completed during 2008 and expansions that were under construction at December 31, 2008 and are scheduled to be completed in 2009:

Property	Location	Total Project Square Feet	Opening Date

Completed in 2008:
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	Summer
Cary Towne Center - Mimi’s Café	Cary, NC	6,674	Spring
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	Spring
Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	Spring
High Pointe Commons - Christmas Trees Shops	Harrisburg, PA	34,938	Fall
Laurel Park Place - Food Court	Detroit, MI	30,031	Winter
Southpark Mall - Food Court	Colonial Heights, VA	17,150	Summer

		214,188

Scheduled for 2009:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	Spring
Oak Park Mall - Barnes & Noble	Kansas City, KS	35,539	Spring

		75,539

          Our total investment in the new and expanded Properties opened in 2008 was $237.6 million and our total investment upon completion in the Properties under construction as of December 31, 2008 is projected to be $342.5 million.

Acquisitions

          We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire regional mall and open-air properties where we believe we can increase the value of the property through our development, leasing and management expertise. Effective February 1, 2008, we entered into a 50/50 joint venture, CBL-TRS Joint Venture II, LLC, affiliated with CBL-TRS Joint Venture, LLC (collectively, “CBL-TRS”), both of which are joint venture partners with Teachers’ Retirement System of the State of Illinois (“TRS”). During the first quarter of 2008, CBL-TRS acquired Renaissance Center, located in Durham, NC, and an anchor parcel at Friendly Center, located in Greensboro, NC to complete the joint ventures’ acquisitions from the Starmount Company or its affiliates (the “Starmount Company”). The joint ventures are recorded using the equity method of accounting.

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

Seasonality

          The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, the Malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter are not likely to be indicative of the results to be experienced over the course of our fiscal year.

Recent Developments

Acquisitions

          During the first quarter of 2008, CBL-TRS, a combination of two 50/50 joint ventures that we account for using the equity method of accounting, acquired Renaissance Center, located in Durham, NC, for $89.6 million and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5.0 million to complete the joint ventures’ acquisitions from the Starmount Company. The aggregate purchase price consisted of $58.1 million in cash contributed equally by us and TRS and the assumption of $36.5 million of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016.

Dispositions

          During 2008, we completed the sale of seven community centers and two office properties, along with a parcel adjacent to one of the office properties, for an aggregate sales price of $67.1 million and recognized gains of $3.8 million and a deferred gain of $0.3 million related to these sales, as follows:

          In April 2008, we completed the sale of five community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24.3 million. In June 2008, we completed the sale of a Greensboro, NC office property for $1.2 million. In August 2008, we completed the sale of an additional community center located in Greensboro, NC for $19.5 million. In December 2008, we completed the sale of an additional office property and adjacent, vacant development land located in Greensboro, NC for $14.6 million. We recorded gains of $2.3 million and a deferred gain of $0.3 million during the year ended December 31, 2008 attributable to these sales. Proceeds received from the dispositions were used to retire a portion of the outstanding balance on the unsecured term facility that was obtained to purchase these properties. These properties were originally purchased in the fourth quarter of 2007. They were classified as held-for-sale as of March 31, 2008, prior to their disposition, and their results are included in discontinued operations for the years ended December 31, 2008 and 2007.

          In June 2008, we sold Chicopee Marketplace III, a recently constructed expansion property in Chicopee, MA to a third party for a sales price of $7.5 million and recognized a gain on the sale of $1.6 million. The results of operations of this property have been reclassified to discontinued operations for the years ended December 31, 2008 and 2007.

Investments in Joint Ventures

          In September 2008, we entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil. During the fourth quarter of 2008, we incurred total funding of $0.2 million. Tenco Realty (“Tenco”), a retail owner, operator and developer based in Belo Horizonte, Brazil, will develop and manage the center. Subsequent to December 31, 2008, we negotiated a divestment agreement with our Macapa partners obligating the Company to fund an additional $0.6 million to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on our part to fund development costs, and to provide the other partners the option to purchase our interest in this partnership for an amount equal to our investment balance.

          In April 2008, we entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A. (the “Service Company”), with TENCO Realty S.A. to form a property management services organization in Brazil. We obtained our 50% interest in the joint venture by contributing cash of $2.0 million, and agreeing to contribute, as part of the purchase price, any future dividends up to $1.0 million. TENCO Realty S.A. will be responsible for managing the joint venture. Net cash flow and income (loss) will be allocated 50/50 between us and TENCO Realty S.A. We record our investment in this joint venture using the equity method of accounting. Subsequent to December 31, 2008, we negotiated the exercise of our put option right to divest our portion of the investment in the joint venture pursuant to the governing agreement of the Service Company, under which agreement TENCO Realty S.A. would pay us $0.25 million on March 31, 2009, pay monthly installments beginning January 2010 totaling $0.2 million annually with an interest rate of 10% and pay the remaining principal in the form of a balloon payment totaling approximately $1.3 million on December 31, 2011.

          In April 2008, we entered into an 85/15 joint venture, The Promenade at D’Iberville, LLC with certain affiliates of Forum Development Group, LLC (“Forum”) to develop The Promenade, a community center in D’Iberville, MS. We obtained our 85% interest in the joint venture by contributing cash of $36.6 million. We will develop and manage The Promenade. Under the terms of the joint venture agreement, any additional capital contributions are to be funded by us. Likewise, the joint ventures’ net cash flows and income (loss) will be allocated first to any joint venture partner whose capital contributions exceed the pro rata share of ownership in the joint venture and then 85/15 to us and Forum. We record our investment in this joint venture using the consolidation method of accounting, with any interests of Forum reflected as minority interest.

          CBL-TRS, collectively two 50/50 joint ventures, one of which was entered into effective February 1, 2008, CBL-TRS Joint Venture II, LLC, and one of which was entered into effective November 30, 2007, CBL-TRS Joint Venture, both of which are joint venture partnerships with TRS, acquired Renaissance Center, located in Durham, NC, and an anchor parcel at Friendly Center, located in Greensboro, NC during the first quarter of 2008 to complete the joint ventures’ acquisitions from the Starmount Company. The aggregate purchase price consisted of a total of $58.1 million in cash contributed equally by us and TRS and the assumption of $36.5 million of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016. As a result of the terms of the transaction, Renaissance Center is the sole property that is held in CBL-TRS Joint Venture II, LLC. All other properties purchased by the joint ventures from the Starmount Company, including the anchor parcel at Friendly Center and the properties purchased in November 2007, are held in CBL-TRS Joint Venture, LLC. Under the terms of the joint venture agreements, neither partner is generally required to make additional capital contributions and the joint ventures’ net cash flows and income (loss) will be allocated 50/50 between us and TRS. We record our investments in these joint ventures using the equity method of accounting.

          Effective January 30, 2008, we entered into two 50/50 joint ventures, West Melbourne I, LLC and West Melbourne II, LLC, with certain affiliates of Benchmark Development (“Benchmark”) to develop Hammock Landing, an open-air shopping center in West Melbourne, Florida that will be developed in two phases. We obtained our 50% interests in the joint ventures by contributing cash of $9.7 million. We will develop and manage Hammock Landing. Under the terms of the joint venture agreement, any additional capital contributions are to be funded on a 50/50 basis. Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 between us and Benchmark. We record our investments in these joint ventures using the equity method of accounting.

          We have guaranteed 100% of the construction loan for the development of Hammock Landing, of which the maximum guaranteed amount is $67.0 million. The total amount outstanding as of December 31, 2008 on the loan was $31.2 million. The guaranty will expire upon repayment of the debt.  The loan is schedule to mature in August 2010. We have recorded an obligation of $0.7 million in the accompanying consolidated balance sheet as of December 31, 2008 to reflect the estimated fair value of this guaranty.

          Effective January 30, 2008, we entered into two 50/50 joint ventures, Port Orange I, LLC and Port Orange II, LLC, with Benchmark to develop The Pavilion at Port Orange (the “Pavilion”), an open-air shopping center in Port Orange, Florida that will be developed in two phases. We obtained our 50% interests in the joint ventures by contributing cash of $13.8 million. We will develop and manage the Pavilion. Under the terms of the joint venture agreement, any additional capital contributions are to be funded on a 50/50 basis. Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 between us and Benchmark. We record our investments in these joint ventures using the equity method of accounting.

          We have guaranteed 100% of the construction loan for the development of the Pavilion, of which the maximum guaranteed amount is $112.0 million. The total amount outstanding at December 31, 2008 on the loan was $33.4 million. The guaranty will expire upon repayment of the debt.  The loan is schedule to mature in June 2011. We have recorded an obligation of $1.1 million in the accompanying consolidated balance sheet as of December 31, 2008 to reflect the estimated fair value of this guaranty.

          In May 2007, we entered into a joint venture, Village at Orchard Hills, LLC, with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. We hold a 50% ownership interest in the joint venture. We determined that our investment represented a variable interest entity and that we were the primary beneficiary. As a result, we consolidated the joint venture, with the interests of the third parties reflected as minority interest. During the second quarter of 2008, we reconsidered whether this entity was a variable interest entity and determined that it was not. As a result, we ceased consolidating the entity and began accounting for it as an unconsolidated affiliate using the equity method of accounting. During the fourth quarter of 2008, the Company determined that it would not currently pursue the development of this property. As a result, the Company has written down its investment in this joint venture to its net realizable value of $0.7 million, which represents the estimated realizable value of the land.

          In 2003, we formed Galileo America, a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. In 2005, we transferred all of our ownership interest in the joint venture to Galileo America. In conjunction with this transfer, we sold our management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”). New Plan retained us to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on August 10, 2008 and agreed to pay us a management fee of $1.0 million per year. Subsequent to the date of this agreement, New Plan was acquired by an affiliate of Centro Properties Group (“Centro”). In October 2007, we received notification that Centro had determined to exercise its right to terminate the management agreement by paying us a termination fee, payable on August 10, 2008. Due to uncertainty regarding the collectibility of the fee, we did not recognize the fee as income at that time. In August 2008, we received the termination fee of $8.0 million, including the final installment of an annual advisory fee of $1.0 million, and recorded the amount as management fee income at that time.

Financings

During 2008, we entered into seven additional construction loans totaling $251.1 million. Of the seven construction loans, two represent the capacity available for the development of The Pavilion at Port Orange, a community center under development in Port Orange, FL, totaling $120.3 million and two represent the capacity available for the development of Hammock Landing, a community center under development in West Melbourne, FL, totaling $64.6 million. These loans have variable interest rates and mature in June 2011 and August 2010, respectively. The loans do not have extension options available. These properties are held in 50/50 joint ventures, but we have guaranteed 100% of the debt. The remaining three construction loans are attributable to Phase III of Gulf Coast Town Center in Fort Myers, FL, a lifestyle addition to West County Center in St. Louis, MO and the development of Statesboro Crossing, a community center located in Statesboro, GA.  The stated maturity dates on these loans range from April 2010 through June 2011.  However, including avaiable extension options on each of the loans, which are at the Company's election, the outside maturity dates range from June 2011 through August 2013.

          In addition, in December 2008, we entered into a loan agreement with the Mississippi Business Finance Corporation (“MBFC”) under which we received access to $79.1 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO ZONE Bonds”) by the MBFC. The GO ZONE Bonds are fully supported by a letter of credit that we obtained specifically for that purpose. The loan accrues interest payable monthly at a variable rate based on the USD-SIFMA Municipal Swap Index. The GO ZONE Bonds are subject to redemption at our discretion and mature on December 1, 2038. We will repay the GO ZONE Bonds in accordance with the terms stipulated in the loan agreement and the bond issuance proceeds must be used to finance the construction of our interest in a community center development located in the state of Mississippi. As of December 31, 2008, approximately $31.4 million had been drawn from the available funds. The balance of the proceeds, approximately $47.7 million, are currently held in trust and will be released to us as further capital expenditures on the development project are incurred. These funds are recorded in other assets as restricted cash in our consolidated balance sheet as of December 31, 2008.

          During the fourth quarter of 2008, we obtained a loan totaling $40.0 million secured by Meridian Mall in Lansing, MI that matures in November 2010. While the loan bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 3.00%, we have entered into a $40.0 million pay fixed/receive variable swap to effectively fix the interest rate at 5.175%. The property had a previous loan of $84.6 million that was repaid in September 2008 and had a fixed interest rate of 4.52%.

          During the third quarter of 2008, we obtained two separate loans totaling $251.5 million. The first loan represents a new $164.0 million, ten-year non-recourse loan maturing in October 2018 secured by Hanes Mall in Winston-Salem, NC. The loan bears interest at a fixed rate of 6.99% and replaces a previous loan on the property of $97.6 million that had a fixed interest rate of 7.31%. The second loan represents a new $87.5 million three-year term loan secured by RiverGate Mall and the The Village at Rivergate in Nashville, TN. The loan matures in September 2011, has two, one-year extension options for an outside maturity date in September 2013 and is 50% recourse. While the loan bears interest at LIBOR plus 2.25%, we have entered into an $87.5 million pay fixed/receive variable swap to effectively fix the interest rate at 5.85%. We also entered into a loan modification agreement to modify and extend our existing $36.6 million loan secured by Hickory Hollow Mall and The Courtyard at Hickory Hollow Mall in Nashville, TN. The loan was extended for ten years, maturing in October 2018, is fully recourse and bears interest at a fixed rate of 6.00%. The net proceeds from these loans, combined with the loan modification, replaced an existing $153.2 million loan bearing an interest rate of 6.77% secured by RiverGate Mall, The Village at Rivergate, Hickory Hollow Mall, and The Courtyard at Hickory Hollow.

          During the second quarter of 2008, we announced that we had entered into a one-year extension of our $39.6 million, non-recourse loan secured by Oak Hollow Mall in High Point, NC.  The extension maintained the fixed interest rate of 7.31% and extended the maturity date to February 2009.   We are currently in discussions with the lender to renegotiate the terms and maturity of the loan on a more favorable basis.

          In April 2008, we entered into a new unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured line of credit, the $524.9 million secured line of credit and the unsecured term facility with a balance of $209.5 million as of December 31, 2008 that was used for the acquisition of certain properties from the Starmount Company. The balance outstanding on the new unsecured term facility as of December 31, 2008 was $228.0 million. The facility matures in April 2011 and has two one-year extension options with an outside maturity date of April 2013, which are at our election. The facility was used to pay down outstanding balances on our unsecured line of credit.

Interest Rate Hedging Activity

          We entered into an $80.0 million interest rate cap agreement, effective December 4, 2008, to hedge the risk of changes in cash flows on the letter of credit supporting the GO ZONE Bonds equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal value as of December 31, 2008 and matures on December 3, 2010.

          We entered into a $40.0 million pay fixed/receive variable interest rate swap agreement, effective November 19, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The swap was valued at ($0.8) million as of December 31, 2008 and matures on November 7, 2010.

          We entered into an $87.5 million pay fixed/receive variable interest rate swap agreement, effective October 1, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(3.8) million as of December 31, 2008 and matures on September 23, 2010.

          On January 2, 2008, we entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(4.0) million as of December 31, 2008 and matures on December 30, 2009.

Other

          In November 2008, we announced that we would reduce the quarterly dividend rate, effective with the fourth quarter 2008 declaration, on our common stock to $0.37 per share from $0.545 per share. The revised quarterly cash dividend equates to an annual dividend of $1.48 per share compared with the previous annual dividend of $2.18 per share.

          During the year ended December 31, 2008, we recognized other-than-temporary impairments on certain marketable securities totaling $17.2 million. These write-downs resulted in the reduction of the carrying value of those investments to their fair value of $4.2 million as of December 31, 2008.

Financial Information About Segments

          See Note 11 to the consolidated financial statements for information about our reportable segments.

Employees

          CBL does not have any employees other than its statutory officers. Our Management Company currently has 748 full-time and 628 part-time employees. None of our employees are represented by a union.

Corporate Offices

          Our principal executive offices are located at CBL Center, 2030 Hamilton Place Boulevard, Suite 500, Chattanooga, Tennessee, 37421 and our telephone number is (423) 855-0001.

Available Information

          There is additional information about us on our web site at cblproperties.com. Electronic copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge by visiting the “investor relations” section of our web site. These reports are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on the web site is not, and should not be considered, a part of this Form 10-K.

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

          A number of factors may decrease the income generated by a retail shopping center property, including:

•

National, regional and local economic climates, which may be negatively impacted by loss of jobs, production slowdowns, adverse weather conditions, natural disasters, acts of violence, war or terrorism, declines in residential real estate activity and other factors which tend to reduce consumer spending on retail goods.

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

•

Any inability to obtain sufficient financing (including construction financing and permanent debt), or the inability to obtain such financing on commercially favorable terms, to fund repayment of maturing loans, new developments, acquisitions, and property expansions and renovations which otherwise would benefit our Properties.

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

          Before a property can be sold, we may be required to make expenditures to correct defects or to make improvements. We cannot assure you that we will have funds available to correct those defects or to make those improvements, and if we cannot do so, we might not be able to sell the property, or might be required to sell the property on unfavorable terms. In acquiring a property, we might agree to provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as limitations on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our Properties could adversely affect our financial condition and results of operations.

We may elect not to proceed with certain development or expansion projects once they have been undertaken, resulting in charges that could have a material adverse effect on our results of operations for the period in which the charge is taken.

          We intend to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will incur various risks, including the risk that development or expansion opportunities explored by us may be abandoned for various reasons including, but not limited to, credit disruptions that require the Company to conserve its cash until the capital markets stabilize or alternative credit or funding arrangements can be made. Developments or expansions also include the risk that construction costs of a project may exceed original estimates, possibly making the project unprofitable. Other risks include the risk that we may not be able to refinance construction loans which are generally with full recourse to us, the risk that occupancy rates and rents at a completed project will not meet projections and will be insufficient to make the project profitable, and the risk that we will not be able to obtain anchor, mortgage lender and property partner approvals for certain expansion activities.

          When we elect not to proceed with a development opportunity, the development costs ordinarily are charged against income for the then-current period. Any such charge could have a material adverse effect on our results of operations for the period in which the charge is taken.

Certain of our Properties are subject to ownership interests held by third parties, whose interests may conflict with ours and thereby constrain us from taking actions concerning these properties which otherwise would be in the best interests of the Company and our stockholders.

          We own partial interests in 24 malls, eleven associated centers, six community centers and eight office buildings. We manage all but four of these properties. Governor’s Square, Governor’s Plaza, Kentucky Oaks and Plaza Macaé are all owned by joint ventures and are managed by either a third party managing general partner or a property manager that is affiliated with the third party managing general partner (the “managing partners”). The managing partners perform the property management and leasing services for these four Properties and receive fees for their services. The managing partners of the Properties control the cash flow distributions, although our approval is required for certain major decisions.

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

          With respect to those Properties for which we do not serve as managing general partner, we do not have day-to-day operational control or control over certain major decisions, including leasing and the timing and amount of distributions, which could result in decisions by the managing partners that do not fully reflect our interests. This includes decisions relating to the requirements that we must satisfy in order to maintain our status as a REIT for tax purposes. However, decisions relating to sales, expansion and disposition of all or substantially all of the assets and financings are subject to approval by the Operating Partnership.

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

          All of our Properties (but not properties for which we hold an option to purchase but do not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. Certain Properties contain, or contained, dry-cleaning establishments utilizing solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken. At certain Properties, where warranted by the conditions, we have developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials. The cost associated with the development and implementation of such programs was not material. We have also obtained environmental insurance coverage at certain of our Properties.

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

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

          Future terrorist attacks in the United States, and other acts of violence, including terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the values of our Properties, and might adversely affect an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our Properties at lease rates equal to or above historical rates. Terrorist activities also could directly affect the value of our Properties through damage, destruction or loss.

RISKS RELATED TO OUR BUSINESS AND THE MARKET FOR OUR STOCK

The current decline in economic conditions, including increased volatility in the capital and credit markets, could adversely affect our business, results of operations and financial condition.

          The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. The current economic environment has been affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and costs of living, as well as limited access to credit. This deteriorating economic situation has impacted and is expected to continue to impact consumer spending levels, which can result in decreased revenues for our tenants and related decreases in the values of our Properties. A sustained economic downward trend could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons. Our ability to lease space and negotiate rents at advantageous rates could also be affected in this type of economic environment. Additionally, if current levels of market volatility continue to worsen, access to capital and credit markets could be disrupted over a more extended period, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. Any of these events could harm our business, results of operations and financial condition.

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

Increased operating expenses and decreased occupancy rates may not allow us to recover the majority of our common area maintenance (CAM) and other operating expenses from our tenants, which could adversely affect our financial position, results of operations and funds available for future distributions.

          Energy costs, repairs, maintenance and capital improvements to common areas of our Properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our Properties’ tenants. Our lease agreements typically provide that the tenant is liable for a portion of the CAM and other operating expenses. While historically our lease agreements provided for variable CAM provisions, the majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries which serves to fix our tenants’ CAM contributions to us. In these cases, a tenant will pay a single specified rent amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant’s payment remains the same even if operating expenses increase, causing us to be responsible for the excess amount. As a result, the CAM and tenant reimbursements that we receive may not allow us to recover a substantial portion of these operating costs.

          Additionally, in the event that our Properties are not fully occupied, we would be required to pay the portion of any operating, redevelopment or renovation expenses allocable to the vacant space(s) that would otherwise typically be paid by the residing tenant(s).

The loss of one or more significant tenants, due to bankruptcies or as a result of ongoing consolidations in the retail industry, could adversely affect both the operating revenues and value of our Properties.

          Regional malls are typically anchored by well-known department stores and other significant tenants who generate shopping traffic at the mall. A decision by an anchor tenant or other significant tenant to cease operations at one or more Properties could have a material adverse effect on those Properties and, by extension, on our financial condition and results of operations. The closing of an anchor or other significant tenant may allow other anchors and/or tenants at an affected Property to terminate their leases, to seek rent relief and/or cease operating their stores or otherwise adversely affect occupancy at the Property. In addition, key tenants at one or more Properties might terminate their leases as a result of mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry. The bankruptcy and/or closure of one or more significant tenants, if we are not able to successfully re-tenant the affected space, could have a material adverse effect on both the operating revenues and underlying value of the Properties involved, reducing the likelihood that, if decided, we would be able to sell the Properties, or we may be required to incur redevelopment costs in order to successfully obtain new anchors or other significant tenants when such vacancies exist.

Our Properties may be subject to impairment charges which can adversely affect our financial results.

          We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made. Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved.

Inflation or deflation may adversely affect our financial condition and results of operations.

          Increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants’ sales and, in turn, our percentage rents, where applicable.

          Deflation can result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices could impact our ability to obtain financings or refinancings for our properties and our tenants’ ability to obtain credit. Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

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

          The general liability and property casualty insurance policies on our Properties currently include coverage for loss resulting from acts of terrorism, whether foreign or domestic. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2014, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties.

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

RISKS RELATED TO DEBT AND FINANCIAL MARKETS

The deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.

          We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. If current levels of market volatility continue to worsen, access to capital and credit markets could be disrupted over an extended period of time, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. As of December 31, 2008, our total share of consolidated and unconsolidated debt maturing in 2009 and 2010, as though all extension options available have been exercised, is $354.5 million and $1.0 billion, respectively. Although we have successfully obtained debt for refinancings of our maturing debt, acquisitions and the construction of new developments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

          We rely upon our largest secured and unsecured credit facilities as sources of funding for numerous transactions. Our access to these funds is dependent upon the ability of each of the participants to the credit facilities to meet their funding commitments. Given the tightening of the credit markets, the massive losses suffered recently by many financial institutions, steep declines in the stock markets and the need for government intervention through “bail-out” procedures, many financial institutions simply do not have the available capital to meet their previous commitments. The failure of one or more significant participants to our credit facilities to meet their funding commitments could have an adverse affect on our financial condition and results of operations.

We have a substantial amount of debt that could adversely impact our future operations.

          Our total share of consolidated and unconsolidated debt as of December 31, 2008 was $6.6 billion. As a result of this substantial amount of indebtedness, we are subject to the risks normally associated with debt financing. We are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the amount of cash flow available for other business uses. In addition, our cash flows from operations may be insufficient to meet required debt service levels in the event that we experience reductions in income or cash flows at our Properties contributed by, but not limited to, an economic recession, high unemployment levels, increased tenant bankruptcies, lack of consumer confidence, losses of major tenants or the entry of new competitors. The occurrence of these or similar factors may adversely affect our financial positions and results of operations. Many of our Properties are mortgaged to secure payments of indebtedness, and if income from the Properties is insufficient to pay that indebtedness, the Properties could be foreclosed upon by the mortgagees resulting in a loss of income and a decline in our total asset value.

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

          Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 52.0% of our total revenues from all Properties for the year ended December 31, 2008 and currently include 43 malls, 20 associated centers, 6 community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 30.5% of our total revenues from all Properties for the year ended December 31, 2008 and currently include 27 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Greensboro, NC, Kansas City (Overland Park), KS, and Chattanooga, TN metropolitan areas, which are our five largest markets.

          Our Properties located in the St. Louis, MO, Nashville, TN, Greensboro, NC, Kansas City (Overland Park), KS, and Chattanooga, TN metropolitan areas accounted for approximately 8.9%, 4.2%, 3.3%, 3.0% and 2.6%, respectively, of our total revenues for the year ended December 31, 2008, respectively. No other market accounted for more than 2.6% of our total revenues for the year ended December 31, 2008. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

RISKS RELATED TO INTERNATIONAL INVESTMENTS

We have ownership interests in certain property investments and joint ventures outside the United States that present numerous risks that differ from those of our domestic investments.

          We hold ownership interests in joint ventures and properties in Brazil and China, respectively, that are currently immaterial to our consolidated financial position. International development and ownership activities yield additional risks that differ from those related to our domestic properties and operations. These additional risks include, but are not limited to:

•	Impact of adverse changes in exchange rates of foreign currencies;

•	Difficulties in the repatriation of cash and earnings;

•	Differences in managerial styles and customs;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Changes in foreign political, legal and economic environments; and

•	Differences in lending practices.

          Our international activities are currently limited in their scope. However, should our investments in international joint ventures and property investments grow, these additional risks could increase in significance and adversely affect our results of operations.

RISKS RELATED TO DIVIDENDS

Our ability to pay dividends on our stock may be limited.

          In the event that we are unable to refinance our debt on acceptable terms, we will be required to repay such debt or pay higher debt service costs in connection with, most likely, less attractive financing terms. In order to obtain the necessary cash for such payments, we may be compelled to take a number of actions, including the reduction of dividends to an amount equal to the minimum amount that is required to maintain our qualification as a REIT or paying dividends through the issuance of a combination of our common stock and cash.

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

          None.

ITEM 2. PROPERTIES

          Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 for additional information pertaining to the Properties’ performance.

Malls

          We own a controlling interest in 75 Malls (including large open-air centers) and non-controlling interests in nine Malls. We also own a controlling interest in two Mall expansions that are currently under construction. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or dominant, regional mall in their respective trade areas.

          The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls’ parking areas.

          We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, is our only non-stabilized mall as of December 31, 2008.

          We own the land underlying each Mall in fee simple interest, except for Walnut Square, Westgate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall, Eastgate Mall and Eastland Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases. We lease all or a portion of the land at Monroeville Mall subject to a short-term ground lease.

          The following table sets forth certain information for each of the Malls as of December 31, 2008:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

Non-Stabilized Malls:

Alamance Crossing Burlington, NC	2007	N/A	100%	601,461	206,032	$190	83%	Belk, Barnes & Noble, Carousel Cinemas, Dillard’s, JC Penney

Stabilized Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,176,454	378,368	$337	98%	Bed Bath & Beyond, Belk, Borders, Dillard’s, JC Penney, Macy’s, Old Navy, Sears

Asheville Mall Asheville, NC	1972/2000	2000	100%	948,500	288,045	337	98%	Belk, Dillard’s, Dillard’s West, JC Penney, Old Navy, Sears

Bonita Lakes Mall(5) Meridian, MS	1997	N/A	100%	634,104	185,963	242	94%	Belk, Dillard’s, JC Penney, Sears

Brookfield Square(6) Brookfield, WI	1967/2001	2007	100%	1,089,758	343,797	397	98%	Barnes & Noble, Boston Store, JC Penney, Old Navy, Sears

Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,088,321	433,519	362	97%	Dick’s Sporting Goods, JC Penney, Macy’s, Old Navy, Sears, Steve & Barry’s (19)

Cary Towne Center Cary, NC	1979/2001	1993	100%	1,014,155	298,596	275	94%	Belk, Dillard’s, JC Penney, Macy’s, Sears

Chapel Hill Mall (7) (10) Akron, OH	1966/2004	1995	62.7%	863,406	278,072	278	96%	JC Penney, Macy’s, Old Navy, Sears, Steve & Barry’s (19)

CherryVale Mall Rockford, IL	1973/2001	2007	100%	849,086	334,501	344	98%	Barnes & Noble, Bergner’s, JC Penney, Macy’s, Sears

Chesterfield Mall (10) Chesterfield, MO	1976/2007	2006	62.7%	1,326,031	557,795	296	84%	AMC Theaters, Borders, Dillard’s, H & M, Macy’s, Old Navy, Sears

Citadel Mall Charleston, SC	1981/2001	2000	100%	1,138,527	350,356	220	84%	Belk, Dillard’s, JC Penney, Old Navy, Sears, Sportsman’s Warehouse, Target

Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	2007	50%	1,173,910	403,547	330	98%	Bed Bath & Beyond, Belk, Books A Million, Dick’s Sporting Goods, Dillard’s, Old Navy, Sears, JC Penney

College Square Morristown, TN	1988	1999	100%	486,196	162,372	248	90%	Belk, Goody’s, JC Penney, Kohl’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

Columbia Place Columbia, SC	1977/2001	N/A	100%	1,098,401	329,194	217	91%	Burlington Coat Factory, Dillard’s (20), Macy’s, Old Navy, Sears, Steve & Barry’s (19)

CoolSprings Galleria Nashville, TN	1991	1994	100%	1,118,319	363,683	407	98%	Belk, Dillard’s, JC Penney, Macy’s, Sears

Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,048,571	253,639	527	97%	Belk, JC Penney, Macy’s, Sears

East Towne Mall Madison, WI	1971/2001	2004	100%	830,315	340,318	330	98%	Barnes & Noble, Boston Store, Dick’s Sporting Goods, Gordman’s, JC Penney, Sears, Steve & Barry’s (19)

Eastgate Mall (8) Cincinnati, OH	1980/2003	1995	100%	921,304	274,446	293	97%	Dillard’s, JC Penney, Kohl’s, Sears, Steve & Barry’s (19)

Eastland Mall Bloomington, IL	1967/2005	N/A	100%	768,862	226,207	332	96%	Bergner’s, JC Penney, Kohl’s, Macy’s, Old Navy, Sears

Fashion Square Saginaw, MI	1972/2001	1993	100%	797,251	318,055	275	94%	JC Penney, Macy’s, Sears, Steve & Barry’s (19)

Fayette Mall Lexington, KY	1971/2001	1993	100%	1,214,135	366,061	478	100%	Dick’s, Dillard’s, JC Penney, Macy’s, Sears

Foothills Mall Maryville, TN	1983/1996	2004	95%	481,801	155,105	231	97%	Belk for Women, Belk for Men Kids & Home, Goody’s, JC Penney, Sears, TJ Maxx

Friendly Shopping Center and The Shops at Friendly Center Greensboro, NC	1957/ 2006/ 2007	1996	50%	1,244,078	574,198	383	82%	Barnes & Noble, Belk, Macy’s, Old Navy, Sears, Harris Teeter, REI

Frontier Mall Cheyenne, WY	1981	1997	100%	538,560	215,274	270	89%	Dillard’s I, Dillard’s II, Gart Sports, JC Penney, Sears

Georgia Square Athens, GA	1981	N/A	100%	671,934	250,380	237	99%	Belk, JC Penney, Macy’s, Sears

Governor’s Square Clarksville, TN	1986	1999	47.5%	732,999	301,374	312	99%	Belk, Borders, Dillard’s, JC Penney,Old Navy, Sears

Greenbrier Mall (10) Chesapeake, VA	1981/2004	2004	62.7%	897,626	305,197	339	87%	Dillard’s, JC Penney, Macy’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

Gulf Coast Town Center Ft. Meyers, FL	2005	N/A	50%	1,228,360	312,280	254	88%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, Borders, Golf Galaxy, JC Penney, Jo-Ann Fabrics, Marshall’s, Petco, Ron Jon Surf Shop, Ross, Staples, Target

Hamilton Place Chattanooga, TN	1987	1998	90%	1,170,821	346,941	369	99%	Dillard’s for Men Kids & Home, Dillard’s for Women, JC Penney, Belk for Men Kids & Home, Belk for Women, Sears, Barnes & Noble

Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,548,512	553,324	315	98%	Belk, Dillard’s, JC Penney, Macy’s, Old Navy, Sears

Harford Mall Bel Air, MD	1973/2003	2007	100%	506,460	204,524	390	98%	Macy’s, Old Navy, Sears

Hickory Hollow Mall Nashville, TN	1978/1998	1991	100%	1,105,295	426,358	187	82%	Macy’s, Sears, Steve & Barry’s (19)

Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	825,484	198,510	225	85%	Bergner’s, JC Penney, Kohl’s, Old Navy, Sears, Von Maur

Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	680,003	188,488	339	94%	Elder-Beerman, JC Penney, Macy’s, Sears, Steve & Barry’s (19)

Imperial Valley Mall El Centro, CA	2005	N/A	60%	762,637	269,780	348	96%	Dillard’s, JC Penney, Macy’s, Sears

Janesville Mall Janesville, WI	1973/1998	1998	100%	616,861	169,031	315	96%	Boston Store, JC Penney, Kohl’s, Sears

Jefferson Mall Louisville, KY	1978/2001	1999	100%	953,656	258,017	340	99%	Dillard’s, JC Penney, Macy’s, Old Navy, Sears

Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,135,427	391,645	283	89%	Best Buy, Dillard’s, Elder-Beerman, JC Penney, Sears, Hobby Lobby, Circuit City, Office Max, Toys R Us, Shopko, Service Merchandise

The Lakes Mall Muskegon, MI	2001	N/A	90%	593,432	262,190	259	94%	Bed Bath & Beyond, Dick’s Sporting Goods, JC Penney, Sears, Younkers

Lakeshore Mall Sebring, FL	1992	1999	100%	488,880	141,052	238	93%	Beall’s (9), Belk, JC Penney, Kmart, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

Laurel Park Place Livonia, MI	1989/2005	1994	70%	502,142	203,332	340	95%	Parisian, Von Maur

Layton Hills Mall Layton, UT	1980/2006	1998	100%	635,800	192,242	389	100%	JCPenney, Macy’s, Mervyn’s (21), Sports Authority

Madison Square Huntsville, AL	1984	1985	100%	930,713	297,878	265	86%	Belk, Dillard’s, JC Penney, Sears, Steve & Barry’s (19)

Mall del Norte Laredo, TX	1977/2004	1993	100%	1,099,829	373,562	514	94%	Beall Bros. (9), Circuit City, Dillard’s, JC Penney, Joe Brand, Macy’s, Macy’s Home Store, Mervyn’s (21), Sears

Mall of Acadiana (10) Lafayette, LA	1979/2005	2004	62.7%	990,546	298,283	439	95%	Dillard’s, JCPenney, Macy’s, Sears

Meridian Mall (11) Lansing, MI	1969/1998	2001	100%	978,129	418,611	264	80%	Bed Bath & Beyond, Dick’s Sporting Goods, JC Penney, Macy’s, Old Navy, Schuler Books, Younkers, Steve & Barry’s (19)

Mid Rivers Mall (11) St. Peters, MO	1987/2007	1999	62.7%	1,268,514	315,380	318	95%	Borders, Dillard’s, JC Penney, Macy’s, Sears, Dick’s Sporting Goods, Inc., Wehrenberg Theaters

Midland Mall Midland, MI	1991/2001	N/A	100%	514,252	196,978	286	96%	Barnes & Noble, Elder-Beerman, JC Penney, Sears, Target

Monroeville Mall (12) Pittsburgh, PA	1969/2004	2003	100%	1,180,167	456,621	305	90%	Boscov’s, JC Penney, Macy’s

Northpark Mall Joplin, MO	1972/2004	1996	100%	967,464	372,291	295	88%	JC Penney, Macy’s, Macy’s Home Store, Old Navy, Sears, TJ Maxx, Steve & Barry’s (19)

Northwoods Mall Charleston, SC	1972/2001	1995	100%	780,701	298,224	299	97%	Belk, Books A Million, Dillard’s, JC Penney, Sears

Oak Hollow Mall High Point, NC	1995	N/A	75%	1,262,440	252,087	188	68%	Belk, Dillard’s, JC Penney, Sears, Steve & Barry’s (19)

Oak Park Mall Overland Park, KS	1974/2005	1998	100%	1,525,888	454,774	430	99%	Dillard’s North, Dillard’s South, JC Penney, Macy’s, Nordstrom, XXI Forever

Old Hickory Mall Jackson, TN	1967/2001	1994	100%	547,601	167,506	315	88%	Belk, JC Penney, Macy’s, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

Panama City Mall Panama City, FL	1976/2002	1984	100%	605,260	222,953	231	95%	Dillard’s, JC Penney, Linens N Things (18), Sears

Park Plaza (10) Little Rock, AR	1988/2004	N/A	62.7%	568,977	243,612	438	94%	Dillard’s I, Dillard’s II, XXI

Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,331,940	367,485	326	88%	Beall Bros. (9), Books A Million, Dillard’s, JC Penney, Macy’s, Old Navy, Sears, XXI Forever, Steve & Barry’s (19)

Parkway Place Huntsville, AL	1957/1998	2002	50%	631,028	276,217	301	92%	Dillard’s, Belk

Pemberton Square Vicksburg, MS	1985	1999	100%	351,444	133,641	148	61%	Belk, Dillard’s, JC Penney

Plaza del Sol Del Rio, TX	1979	1996	50.6%	261,150	98,713	165	91%	Beall Bros. (9), Dress For Less, Federal Public Defenders, JC Penney, Ross

Post Oak Mall College Station, TX	1982	1985	100%	775,000	287,474	327	94%	Beall Bros. (9), Dillard’s, Dillard’s South, JC Penney, Macy’s, Sears

Randolph Mall Asheboro, NC	1982/2001	1989	100%	379,097	143,904	222	98%	Belk, Books A Million, Dillard’s, JC Penney, Sears

Regency Mall Racine, WI	1981/2001	1999	100%	854,132	267,290	265	92%	Boston Store, JC Penney, Sears, Steve & Barry’s (19), Target, Burlington Coat Factory

Richland Mall Waco, TX	1980/2002	1996	100%	709,606	205,481	314	95%	Beall Bros. (9), Dillard’s I, Dillard’s II, JC Penney, Sears, XXI Forever

River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	765,603	223,886	306	96%	Belk, JC Penney, Macy’s, Sears

Rivergate Mall Nashville, TN	1971/1998	1998	100%	1,130,763	348,932	284	92%	Dillard’s, JC Penney, Linens N Things (18), Macy’s, Sears

South County Center St. Louis, MO (10)	1963/2007	2001	62.7%	1,042,097	328,811	368	93%	Dillard’s, JC Penney, Macy’s, Sears

Southaven Towne Center Southaven, MS	2005	N/A	100%	495,084	230,316	303	100%	Circuit City, Books A Million, Cost Plus, Dillard’s, Gordman’s, JC Penney, Linens N Things (18)

Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	685,796	213,514	304	99%	Dillard’s, JC Penney, Macy’s, Sears

St. Clair Square (10) (13) Fairview Heights, IL	1974/1996	1993	62.7%	1,108,851	290,765	396	96%	Dillard’s, JC Penney, Macy’s, Sears

Stroud Mall (14) Stroudsburg, PA	1977/1998	2005	100%	419,059	168,876	282	94%	JC Penney, Sears, The Bon-Ton

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors

Sunrise Mall Brownsville, TX	1979/2003	2000	100%	755,851	332,394	407	92%	Beall Bros. (9), Dillard’s, JC Penney, Sears

Towne Mall Franklin, OH	1977/2001	N/A	100%	457,571	153,959	207	49%	Elder-Beerman, Sears

Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,273,206	332,819	313	96%	Barnes & Noble, Belk, Dillard’s, Macy’s, Sak’s Fifth Avenue, Sears

Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	847,298	224,204	333	99%	Belk I, Belk II, Dillard’s, Goody’s, JC Penney, Sears

Valley View Mall Roanoke, VA	1985/2003	2007	100%	877,065	317,276	355	92%	Barnes & Noble, Belk, JC Penney, Macy’s, Old Navy, Sears

Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,058,501	239,958	347	94%	Dillard’s East, Dillard’s West, Dillard’s South, JC Penney, Macy’s, Sears

Walnut Square (15) Dalton, GA	1980	1992	100%	449,239	169,943	242	94%	Belk, Belk Home & Kids, Goody’s, JC Penney, Sears

Wausau Center (16) Wausau, WI	1983/2001	1999	100%	423,833	150,633	260	95%	JC Penney, Sears, Younkers

West County Center Des Peres, MO (10)(12)	1969/2007	2002	62.7%	1,138,813	398,792	458	97%	Barnes & Noble, JC Penney, Macy’s, Nordstrom

West Towne Mall Madison, WI	1970/2001	2004	100%	915,663	271,757	473	99%	Boston Store, Dick’s Sporting Goods, JC Penney, Sears, Steve & Barry’s (19)

WestGate Mall (17) Spartanburg, SC	1975/1995	1996	100%	952,790	341,091	261	92%	Bed Bath & Beyond, Belk, Dick’s Sporting Goods, Dillard’s, JC Penney, Sears

Westmoreland Mall (10) Greensburg, PA	1977/2002	1994	62.7%	1,013,578	390,848	314	97%	JC Penney, Macy’s, Macy’s Home Store, Old Navy, Sears, The Bon-Ton

York Galleria York, PA	1989/1999	N/A	100%	769,437	232,220	322	97%	Bon Ton, Boscov’s, JC Penney, Sears

Total Stabilized Malls				72,000,350	23,915,735	$331	93%

Grand total				72,601,811	24,121,767	$331	93%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.
(2)	Excludes anchors.
(3)	Totals represent weighted averages.
(4)	Includes tenants paying rent for executed leases as of December 31, 2008.
(5)	Bonita Lakes Mall - We are the lessee under a ground lease for 82 acres, which extends through June 30, 2035, including four five-year renewal options. The annual base rent for 2008 was $25,581.
(6)	Brookfield Square – Ground rent is $109,826 per year.
(7)	Chapel Hill Mall - Ground rent is $10,000 per year.
(8)	Eastgate Mall - Ground rent is $24,000 per year.
(9)	Lakeshore Mall, Mall del Norte, Parkdale Mall, Plaza del Sol, Post Oak Mall, Richland Mall, and Sunrise Mall - Beall Bros. operating in Texas is unrelated to Beall’s operating in Florida.
(10)

Mid Rivers Mall, Chapel Hill Mall, Chesterfield Mall, Greenbrier Mall, Mall of Acadiana, Park Plaza Mall, South County Center, St. Clair Square, West County Center, Westmoreland Mall: These properties are owned by a Company-controlled entity of which the Company owns all of the common stock and is entitled to receive 100% of each Property’s cash flow after payment of operating expenses, debt service payments and preferred distributions to its third-party partner.

(11)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
(12)	Monroeveille Mall - Ground rent is $563,866 per year.
(13)

St. Clair Square - We are the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option. The rental amount is $40,500 per year. In addition to base rent, the landlord receives .25% of Dillard’s sales in excess of $16,200,000.

(14)

Stroud Mall - We are the lessee under a ground lease, which extends through July, 2089. The current rental amount is $60,000 per year, increasing by $10,000 every ten years through 2059. An additional $100,000 is paid every 10 years.

(15)

Walnut Square - We are the lessee under several ground leases, which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option. The rental amount is $149,450 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company has a right of first refusal to purchase the fee.

(16)	Wausau Center - Ground rent is $76,000 per year plus 10% of net taxable cash flow.
(17)

Westgate Mall - We are the lessee under several ground leases for approximately 53% of the underlying land. The leases extend through October 31, 2084, including six ten-year renewal options. The rental amount is $130,300 per year. In addition to base rent, the landlord receives 20% of the percentage rents collected. The Company percentage rents collected. The Company has a right of first refusal to purchase the fee.

(18)	Linen’s N Things closed all stores December 31, 2008.
(19)	Steve & Barry’s closed all stores December 31, 2008.
(20)	Closed as of December 31, 2008.
(21)	Mervyn’s closed all stores December 31, 2008.

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

          Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 10.5% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

          During 2008, we added the following anchors and junior anchor boxes (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location

Ashley HomeStore	Bonita Crossing	Meridian, MS
Sportsman’s Warehouse	Citadel Mall	Charleston, SC
JC Penney	Coastal Grand-Myrtle Beach	Myrtle Beach, SC
Barnes & Noble	Hamilton Place	Chattanooga, TN
Dick's Sporting Goods	Mid Rivers Mall	St. Peters, MO
XXI Forever	Oak Park Mall	Overland Park, KS
XXI Forever	Parkdale Mall	Beaumont, TX
Burlington Coat Factory	Regency Mall	Racine, WI
XXI Forever	Richland Mall	Waco, TX
Hobby Lobby	Statesboro Crossing	Statesboro, GA
T.J. Maxx	Statesboro Crossing	Statesboro, GA
Barnes & Noble	West County Center	Des Peres, MO
Hamrick’s	WestGate Crossing	Spartanburg, SC
Laurel Highlands Event Center	Westmoreland Crossing	Greensboro, PA

          As of December 31, 2008, the Malls had a total of 457 anchors and junior anchors including 28 vacant anchor locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2008 is as follows:

Anchor	Number of Stores	Leased GLA	Owned GLA	Total GLA

JCPenney	74	3,992,213	4,422,693	8,414,906
Sears	71	2,081,127	7,303,144	9,384,271
Dillard’s	55	442,897	7,471,158	7,914,055
Sak’s	1	—	83,066	83,066
Macy’s	47	1,596,928	5,497,422	7,094,350

Belk
Belk	36	976,282	3,371,330	4,347,612
Parisian	1	148,810	—	148,810
Subtotal	37	1,125,092	3,371,330	4,496,422

Bon-Ton
Bon-Ton	3	186,824	131,915	318,739
Bergner’s	3	—	385,401	385,401
Boston Store	5	96,000	599,280	695,280
Younkers	4	269,060	106,131	375,191
Elder-Beerman	4	194,613	117,888	312,501
Subtotal	19	746,497	1,340,615	2,087,112

Babies R Us	1	30,700	—	30,700
Barnes & Noble	11	317,309	—	317,309
Bass Pro Outdoor World	1	130,000	—	130,000
Beall Bros.	6	229,467	—	229,467
Beall’s (Fla)	1	45,844	—	45,844
Bed, Bath & Beyond	5	154,835	—	154,835
Best Buy	2	64,326	—	64,326
Books A Million	5	85,265	—	85,265
Borders	5	116,732	—	116,732
Boscov’s	2	—	384,538	384,538
Burlington Coat Factory	2	141,664	—	141,664
Circuit City (1)	2	55,652	—	55,652
Cost Plus	1	18,243	—	18,243
Dick’s Sporting Goods	9	521,886	—	521,886
Gart Sports	1	24,750	—	24,750
Golf Galaxy	1	15,096	—	15,096

Anchor	Number of Stores	Leased GLA	Owned GLA	Total GLA

Goody’s (1)	4	121,154	—	121,154
Gordman’s	2	107,303	—	107,303
H&M	1	20,350	—	20,350
Harris Teeter	1	72,757	—	72,757
Jo-Ann Fabrics	1	35,330	—	35,330
Joe Brand	1	29,413	—	29,413
Kmart	1	86,479	—	86,479
Kohl’s	5	357,091	68,000	425,091
Marshall’s	1	32,996	—	32,996
Nordstrom	2	—	385,000	385,000
Old Navy	21	411,913	—	411,913
Petco	1	15,256	—	15,256
REI	1	24,427	—	24,427
Ron Jon Surf Shop	1	12,000	—	12,000
Ross Dress For Less	2	60,494	—	60,494
Schuler Books	1	24,116	—	24,116
Shopko/K’s Merchandise Mart	1	—	85,229	85,229
Sports Authority	1	16,537	—	16,537
Staples	1	20,388	—	20,388
Steve & Barry’s (1)	9	471,169	—	471,169
Target	4	—	490,476	490,476
TJ Maxx	2	56,886	—	56,886
Von Maur	2	—	233,280	233,280
XXI Forever	4	94,873	—	94,873

Vacant Anchors:
Shopko	1	—	90,000	90,000
Dillard’s	2	—	311,696	311,696
Goody’s	1	50,455	—	50,455
Hudson’s	1	20,269	—	20,269
Linens N Things	8	222,034	—	222,034
Mervyn’s	2	167,500	—	167,500
Steve & Barry’s	12	341,831	—	341,831
Value City	1	97,411	—	97,411

	457	14,906,955	31,537,647	46,444,602

(1)	These stores are in process of liquidation.

Mall Stores

          The Malls have approximately 8,050 mall stores. National and regional retail chains (excluding local franchises) lease approximately 82.6% of the occupied mall store GLA. Although mall stores occupy only 28.4% of the total mall GLA (the remaining 71.6% is occupied by anchors), the Malls received 83.3% of their revenues from mall stores for the year ended December 31, 2008.

Mall Lease Expirations

          The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2008:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA (3)

2009	1,388	$65,060,000	3,153,000	$20.63	12.2%	15.6%
2010	1,060	68,521,000	2,715,000	25.24	12.8%	13.4%
2011	895	64,251,000	2,428,000	26.46	12.0%	12.0%
2012	827	64,561,000	2,256,000	28.62	12.1%	11.1%
2013	749	62,709,000	2,196,000	28.56	11.7%	10.8%
2014	467	36,585,000	1,299,000	28.16	6.8%	6.4%
2015	439	38,704,000	1,351,000	28.65	7.2%	6.7%
2016	376	35,203,000	1,286,000	27.37	6.6%	6.4%
2017	420	35,902,000	1,245,000	28.84	6.7%	6.1%
2018	439	41,422,000	1,430,000	28.97	7.8%	7.1%

(1)	Total annualized contractual base rent in effect at December 31, 2008 for all leases that were in occupancy as of December 31, 2008, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2008.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2008.

Mall Tenant Occupancy Costs

          Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

	Year Ended December 31,

	2008	2007	2006

Mall store sales (in millions)(1)	$5,239.8	$5,095.8	$5,060.1

Minimum rents	8.8%	8.3%	8.1%
Percentage rents	0.6%	0.6%	0.7%
Tenant reimbursements (2)	3.8%	3.4%	3.3%

Mall tenant occupancy costs	13.2%	12.3%	12.1%

(1)

Consistent with industry practice, sales are based on reports by retailers (excluding theaters) leasing mall store GLA of 10,000 square feet or less. Represents 100% of sales for the Malls. In certain cases, we own less than a 100% interest in the Malls.

(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges and certain capital expenditures.

Associated Centers

          We own a controlling interest in 30 Associated Centers and a non-controlling interest in three Associated Centers as of December 31, 2008.

          Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as TJ Maxx and Target. Associated Centers are managed by the staff at the Mall since it is adjacent to and usually benefits from the customers drawn to the Mall.

          We own the land underlying the Associated Centers in fee simple interest, except for Annex at Monroeville Mall, which is subject to a short-term ground lease, and Bonita Lakes Crossing, which is subject to a long-term ground lease.

          The following table sets forth certain information for each of the Associated Centers as of December 31, 2008:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors

Annex at Monroeville (4) Pittsburgh, PA	1969	100%	186,367	186,367	96%	Burlington Coat Factory, Dick’s Sporting Goods, Guitar Center, Office Max (Vacant)

Bonita Lakes Crossing (5) Meridian, MS	1997/1999	100%	138,150	138,150	94%	Office Max, Old Navy, Shoe Carnival, TJ Maxx, Toys ‘R’ Us, Ashley HomeStore

Chapel Hill Suburban (14) Akron, OH	1969	62.7%	117,088	117,088	28%	H.H. Gregg, Value City

Coastal Grand Crossing Myrtle Beach, SC	2005	50%	14,907	14,907	100%	Lifeway Christian Store

CoolSprings Crossing Nashville, TN	1992	100%	366,466	78,825	94%	American Signature (6), H.H. Gregg (7), Lifeway Christian Store, Target (6), Toys “R” Us (6), Wild Oats (7)

Courtyard at Hickory Hollow Nashville, TN	1979	100%	54,474	54,474	100%	Carmike Cinemas

The District at Monroeville Pittsburgh, PA	2004	100%	71,443	71,443	94%	Barnes & Noble, Ulta

Eastgate Crossing Cincinnati, OH	1991	100%	195,111	171,628	76%	Borders, Circuit City (12), Kroger, Office Depot, Office Max (6)

Foothills Plaza Maryville, TN	1983/1986	100%	71,174	71,174	100%	Carmike Cinemas, Dollar General, Foothill’s Hardware, Beds To Go

Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PetCo (8), Ross (8), Target (6), TJ Maxx (8)

Georgia Square Plaza Athens, GA	1984	100%	15,493	15,493	100%	Georgia Theatre Company

Governor’s Square Plaza Clarksville, TN	1985	50%	189,930	57,351	100%	Best Buy, Lifeway Christian Store, Premier Medical Group, Target (6)

Gunbarrel Pointe Chattanooga, TN	2000	100%	281,525	155,525	100%	David’s Bridal, Kohl’s, Target (6), Giant Book Sale

Hamilton Corner Chattanooga, TN	1990/2005	90%	69,389	69,389	92%	PetCo

Hamilton Crossing Chattanooga, TN	1987/2005	92%	200,823	107,710	94%	Cost Plus World Market, Home Goods (9), Guitar Center, Lifeway Christian Store, Michaels (9), TJ Maxx, Toys “R” Us (6)

Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Dollar Tree, Office Depot, PetsMart

The Landing at Arbor Place Atlanta(Douglasville), GA	1999	100%	213,874	136,187	80%	Circuit City (12), Lifeway Christian Store, Michael’s, Shoe Carnival, Toys “R” Us (6)

Layton Hills Convenience Center Layton, UT	1980	100%	94,192	94,192	96%	Big Lots, Dollar Tree, Downeast Outfitters

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors

Layton Hills Plaza Layton, UT	1989	100%	18,801	18,801	100%	Small shops

Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	94%	Haverty’s, Design World, H.H. Gregg (10), TJ Maxx

Parkdale Crossing Beaumont, TX	2002	100%	88,103	88,103	98%	Barnes & Noble, Lifeway Christian Store, Office Depot, PetCo

Pemberton Plaza Vicksburg, MS	1986	10%	77,894	26,948	62%	Blockbuster, Kroger (vacant)(6)

The Plaza at Fayette Mall Lexington, KY	2006	100%	158,676	158,676	99%	Cinemark, Gordman’s, Guitar Center, Old Navy

The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	125,301	125,301	99%	Bed Bath & Beyond, Marshall’s, Ross

The Shoppes at Panama City Panama City, FL	2004	100%	61,221	61,221	93%	Best Buy

The Shoppes at St. Clair Square (14) Fairview Heights, IL	2007	62.7%	84,383	84,383	95%	Barnes & Noble

Sunrise Commons Brownsville, TX	2001	100%	202,012	100,567	100%	K-Mart (6), Marshall’s, Old Navy, Ross

The Terrace Chattanooga, TN	1997	92%	155,836	116,564	79%	Circuit City (12), Linens ‘N Things (13), Old Navy, Party City, Staples

Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed, Bath & Beyond, Dick’s Sporting Goods, DSW Shoes, Party City

The Village at Rivergate Nashville, TN	1981/1998	100%	166,366	66,366	86%	Circuit City (12), Target (6)

West Towne Crossing Madison, WI	1980	100%	436,878	169,195	100%	Barnes & Noble, Best Buy, Kohls (6), Cub Foods (6), Office Max (6), Shopko (6)

WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	93%	Old Navy, Toys “R” Us, Hamricks

Westmoreland Crossing (14) Greensburg, PA	2002	62.7%	283,252	283,252	91%	Carmike Cinema, Dick’s Sporting Goods, Michaels (11), T.J. Maxx (11), Laurel Highlands Event Center

Total Associated Centers			4,894,181	3,369,912	91%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable anchors.
(3)	Includes tenants with executed leases as of December 31, 2008, and includes leased anchors.
(4)	Annex at Monroeville – Ground rent is $86,134 per year.
(5)	Bonita Lakes Crossing - The land is ground leased through 2015 with options to extend through June 2035. The annual rent at December 31, 2008 was $23,112, increasing by an average of 2% each year.
(6)	Owned by the tenant.
(7)	CoolSprings Crossing - Space is owned by an affiliate of Developers Diversified and subleased to H.H. Gregg and Wild Oats.
(8)	Frontier Square - Space is owned by Albertson’s and subleased to PetCo, Ross, and TJ Maxx.
(9)	Hamilton Crossing - Former Service Merchandise space is owned by an affiliate of Developers Diversified and subleased to Home Goods and Michaels.
(10)	Madison Plaza - Former Service Merchandise space is owned by JLPK-Chattanooga LLC and subleased to H.H. Gregg.
(11)	Westmoreland Crossing - Former Service Merchandise space is owned by JLPK-Greensburg, LLC and subleased to Michaels and T.J. Maxx.
(12)	Circuit City stores are in the process of liquidation.
(13)	Linens 'N Things closed all stores December 31, 2008.
(14)	Chapel Hill Suburban, The Shoppes at St. Clair Square and Westmoreland Crossing: These properties are owned by a Company-controlled entity of which the Company owns all of the common stock and is entitled to receive 100% of each Property's cash flow after payment of operating expenses, debt service payments and perferred distributions to its third-party partner.

Associated Centers Lease Expirations

          The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2008:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as of % of Total Leased GLA (3)

2009	17	$955,000	49,000	$19.49	2.3%	1.4%
2010	40	3,219,000	377,000	8.54	7.8%	10.9%
2011	41	4,802,000	415,000	11.57	11.6%	11.9%
2012	49	4,835,000	413,000	11.71	11.6%	11.9%
2013	38	3,611,000	290,000	12.45	8.7%	8.3%
2014	26	3,221,000	299,000	10.77	7.8%	8.6%
2015	21	2,714,000	181,000	14.99	6.5%	5.2%
2016	20	3,013,000	189,000	15.94	7.3%	5.4%
2017	24	4,537,000	368,000	12.33	10.9%	10.6%
2018	19	1,975,000	117,000	16.88	4.8%	3.4%

(1)	Total annualized contractual base rent in effect at December 31, 2008 for all leases that were in occupancy as of December 31, 2008, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2008.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2008.

Community Centers

          We own a controlling interest in eight Community Centers and a non-controlling interest in four Community Centers. We own a controlling interest in four Community Centers that are currently under construction.

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

          We own the land underlying the Community Centers in fee simple interest, except for Massard Crossing and Milford Marketplace, which are subject to long-term ground leases.

          The following table sets forth certain information for each of our Community Centers at December 31, 2008:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors

Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	114,163	40,148	95%	Belk

High Pointe Commons Harrisburg, PA	2006/2008	50%	341,853	118,850	93%	JC Penney (4), Target(4),Christmas Tree Shops

Lakeview Point Stillwater, OK	2006	100%	207,420	207,420	96%	Belk, Petco, Ross

Massard Crossing (5) Ft. Smith, AR	2001	10%	300,717	98,410	70%	CATO, TJ Maxx, Wal*Mart (4)

Milford Marketpalce Milford, CT	2007	100%	101,852	101,852	100%	Whole Foods Market

Oak Hollow Square High Point, NC	1998	100%	138,673	138,673	98%	Harris Teeter, Stein Mart

Plaza Macaé Macaé, Brazil	2008	60%	242,814	242,814	93%	Lojas Americanas, C&A, Marisa, Cine Ritz, Leader

Renaissance Center High Point, NC	2003/2007	50%	205,439	205,439	93%	Best Buy, Cost Plus, REI

Statesboro Crossing Statesboro, GA	2008	100%	137,050	137,050	96%	Hobby Lobby, TJ Maxx

Westridge Square Greensboro, NC	1984/1987	100%	167,741	167,741	100%	Kohl’s, Harris Teeter

Willowbrook Plaza Houston, TX	1999	10%	292,425	292,425	84%	American Multi-Cinema, Lane Home Furnishings, Linens ‘N Things(6)

York Town Center York, PA	2007	50%	293,903	293,903	99%	Bed, Bath & Beyond, Best Buy, Christimas Tree Shop, Dick’s Sporting Goods, Ross, Staples, Ulta

Total Community Centers			2,544,050	2,044,725	92%

(1)	Includes total square footage of the Anchors (whether owned or leased by the Anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable Anchors.
(3)	Includes tenants with executed leases as of December 31, 2008, and includes leased anchors.
(4)	Owned by tenant.
(5)	Massard Crossing – ground rent is $38,425 per year.
(6)	Linens 'N Things closed all stores December 31, 2008.

Community Centers Lease Expirations

          The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2008:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent(2)	Expiring Leases as a % of Total Leased GLA(3)

2009	17	$768,000	36,000	$21.33	3.1%	2.4%
2010	24	1,755,000	79,000	22.22	7.1%	5.2%
2011	39	2,025,000	101,000	20.05	8.2%	6.7%
2012	28	1,377,000	124,000	11.10	5.6%	8.2%
2013	30	2,340,000	130,000	18.00	9.4%	8.6%
2014	18	1,443,000	85,000	16.98	5.8%	5.6%
2015	6	559,000	37,000	15.11	2.3%	2.4%
2016	5	389,000	21,000	18.52	1.6%	1.4%
2017	19	2,304,000	121,000	19.04	9.3%	8.0%
2017	22	3,703,000	222,000	16.68	14.9%	14.7%

(1)	Total annualized contractual base rent in effect at December 31, 2008 for all leases that were in occupancy as of December 31, 2008, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2008.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2008.

Mixed-Use Center

          We own a controlling interest in one Mixed-Use Center, Pearland Town Center (“Pearland”), which combines retail, hotel, residential and office components. The Property was opened in July 2008 and features a 718,000 square-foot total GLA open-air lifestyle center. Pearland provides a unique lifestyle and shopping experience through its working, shopping and living elements.

          Of the Leasable GLA of 388,988 square feet, 74.7% is occupied. Pearland is anchored by Macy’s and Dillard’s who own their stores.

Mixed-Use Center Lease Expirations

          The following table summarizes the scheduled lease expirations for tenants in occupancy at the Mixed-Use Center as of December 31, 2008:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA (3)

2009	2	$9,000	6,000	$1.50	0.2%	2.5%
2010	2	62,000	2,000	31.00	1.1%	1.0%
2011	1	65,000	2,000	32.50	1.1%	1.1%
2012	—	—	—	—	0.0%	0.0%
2013	7	438,000	13,000	33.69	7.7%	5.8%
2014	2	209,000	8,000	26.13	3.6%	3.4%
2015	—	—	—	—	0.0%	0.0%
2016	1	—	1,000	—	0.0%	0.6%
2017	1	95,000	3,000	31.67	1.7%	1.1%
2017	27	1,944,000	70,000	27.77	33.9%	31.6%

(1)	Total annualized contractual base rent in effect at December 31, 2008 for all leases that were in occupancy as of December 31, 2008, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2008.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2008.

Office Buildings

          We own a controlling interest in thirteen Office Buildings and a non-controlling interest in six Office Buildings.

          We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2008, we occupied 81.0% of the total square footage of the building.

          The following tables set forth certain information for each of our Office Buildings at December 31, 2008:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company’s Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied

840 Greenbrier Circle Chesapeake, VA	1983	100%	50,820	50,820	87%
850 Greenbrier Circle Chesapeake, VA	1984	100%	81,318	81,318	100%
1500 Sunday Drive Raleigh, NC	2000	100%	61,227	61,227	96%
Bank of America Building Greensboro, NC	1988	50%	49,327	49,327	100%
CBL Center Chattanooga, TN	2001	92%	127,968	127,968	96%
CBL Center II Chattanooga, TN	2008	92%	77,212	77,212	64%
First National Bank Building Greensboro, NC	1990	50%	3,774	3,774	100%
First Citizens Bank Building Greensboro, NC	1985	50%	43,088	43,088	71%
Friendly Center Office Building Greensboro, NC	1972	50%	33,650	33,650	86%
Green Valley Office Building Greensboro, NC	1973	50%	27,604	27,604	57%
Lake Pointe Office Building Greensboro, NC	1996	100%	88,088	88,088	91%
Oak Branch Business Center Greensboro, NC	1990/1995	100%	33,622	33,622	69%
One Oyster Point Newport News, VA	1984	100%	36,097	36,097	86%
Peninsula Business Center II Newport News, VA	1985	100%	40,430	40,430	100%
Peninsula Business Center I Newport News, VA	1985	100%	21,886	21,886	100%
Richland Office Plaza Waco, TX	1981	100%	13,922	13,922	95%
Suntrust Bank Building Greensboro, NC	1998	100%	108,844	108,844	87%
Two Oyster Point Newport News, VA	1985	100%	39,283	39,283	92%
Wachovia Office Building Greensboro, NC	1992	50%	12,000	12,000	100%

Total Office Buildings			950,160	950,160	88%

(1)	Includes total square footage of the offices. Does not include future expansion areas.

Office Buildings Lease Expirations

          The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2008:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA (3)

2009	34	$1,475,000	88,000	$16.76	8.3%	9.5%
2010	39	1,768,000	94,000	18.81	9.9%	10.2%
2011	25	1,589,000	95,000	16.73	8.9%	10.3%
2012	11	1,889,000	108,000	17.49	10.6%	11.7%
2013	16	2,021,000	94,000	21.50	11.4%	10.2%
2014	6	1,883,000	89,000	21.16	10.6%	9.7%
2015	4	951,000	38,000	25.03	5.3%	4.1%
2016	6	2,718,000	141,000	19.28	15.3%	15.3%
2017	2	1,392,041	77,683	17.92	7.8%	8.4%
2018	3	1,737,624	84,674	20.52	9.8%	9.2%

(1)	Total annualized contractual base rent in effect at December 31, 2008 for all leases that were in occupancy as of December 31, 2008, including rent for space that is leased but not occupied.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2008.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2008.

Mortgages

          We own 14 mortgages, 13 of which are collateralized by first mortgages and one of which is collateralized by a wrap-around mortgage on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2008 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/08 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Pre- payment Date (2)

Consolidated Debt
Malls:
Alamance Crossing	100%	1.72%	$74,413	$1,280	Sep-09	Sep-11	$74,713	Open	(4)
Arbor Place	100%	6.51%	71,148	6,610	Jul-12	—	63,397	Open
Asheville Mall	100%	6.98%	64,634	5,677	Sep-11	—	61,229	Open
Bonita Lakes Mall	100%	6.82%	23,319	2,503	Oct-09	—	22,539	Open	(18)
Brookfield Square	100%	5.08%	100,028	6,822	Nov-15	—	85,601	Open
Burnsville Center	100%	8.00%	63,414	6,900	Aug-10	—	60,341	Open
Cary Towne Center	100%	6.85%	82,203	7,077	Mar-09	—	81,961	Open
Chapel Hill Mall *	100%	6.10%	74,743	5,599	Aug-16	—	64,609	Aug-09
CherryVale Mall	100%	5.00%	89,360	6,055	Oct-15	—	76,647	Open
Chesterfield Mall *	100%	5.74%	140,000	8,344	Sep-16	—	140,000	Sep-09
Citadel Mall	100%	5.68%	73,535	5,226	Apr-17	—	62,525	Apr-10

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/08 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Pre- payment Date (2)

Columbia Place	100%	5.45%	30,118	2,493	Sep-13	—	25,512	Open
CoolSprings Galleria	100%	6.22%	123,305	9,618	Sep-10	—	112,700	Open
Cross Creek Mall	100%	7.40%	60,055	5,401	Apr-12	—	56,520	Open
East Towne Mall	100%	5.00%	76,163	5,153	Nov-15	—	65,231	Open
Eastgate Mall	100%	4.55%	53,325	3,501	Dec-09	—	52,321	Open	(3)
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15	—	59,400	Open
Fashion Square	100%	6.51%	54,474	5,061	Jul-12	—	48,540	Open
Fayette Mall	100%	7.00%	88,662	7,824	Jul-11	—	84,096	Open
Greenbrier Mall *	100%	5.91%	82,421	6,055	Aug-16	—	70,965	Aug-09
Hamilton Place	90%	5.86%	113,420	8,292	Aug-16	—	97,757	Aug-09
Hanes Mall	100%	6.99%	163,730	13,080	Oct-18	—	141,789	Oct-10
Hickory Hollow Mall	100%	6.00%	34,194	4,897	Oct-18	—	—	Open	(5)
Hickory Point Mall	100%	5.85%	31,817	2,347	Dec-15	—	27,690	Open
Honey Creek Mall	100%	6.95%	30,350	2,786	May-09	—	30,122	Open
Janesville Mall	100%	8.38%	10,152	1,857	Apr-16	—	—	Open
Jefferson Mall	100%	6.51%	39,634	3,682	Jul-12	—	35,316	Open
Laurel Park Place	100%	8.50%	48,088	4,985	Dec-12	—	44,096	Open
Layton Hills Mall	100%	5.66%	105,111	7,453	Apr-17	—	89,327	Apr-10
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14	—	113,400	Open
Mall of Acadiana *	100%	5.67%	147,061	10,435	Apr-17	—	124,998	Apr-10
Meridian Mall	100%	5.18%	40,000	2,072	Nov-10	Nov-11	40,000	Nov-09	(11)
Mid Rivers Mall *	100%	7.24%	78,748	5,701	Jul-11	—	78,748	Open
Midland Mall	100%	6.10%	36,886	2,763	Aug-16	—	31,885	Aug-09
Milford Marketplace	100%	2.64%	19,009	503	Jan-09	Jan-12	19,009	Open	(4)(8)
Monroeville Mall	100%	5.73%	120,831	10,363	Jan-13	—	105,507	Open
Northpark Mall	100%	5.75%	38,076	3,171	Mar-14	—	32,250	Open
Northwoods Mall	100%	6.51%	56,744	5,271	Jul-12	—	50,562	Open
Oak Hollow Mall	75%	7.31%	38,183	4,709	Feb-09	—	37,549	Open	(9)
Oak Park Mall	100%	5.85%	275,700	16,128	Dec-15	—	275,700	Open
Old Hickory Mall	100%	6.51%	31,428	2,920	Jul-12	—	28,004	Open
Panama City Mall	100%	7.30%	37,741	3,373	Aug-11	—	36,089	Open
Park Plaza Mall *	100%	8.69%	39,398	3,943	May-10	—	38,606	Open
Parkdale Mall	100%	5.01%	50,129	4,003	Sep-10	—	47,408	Open
Pearland Town Center	100%	3.03%	126,776	3,845	Jul-09	Jul-12	126,776	Open	(4)(10)
Randolph Mall	100%	6.50%	13,703	1,272	Jul-12	—	12,209	Open
Regency Mall	100%	6.51%	31,078	2,887	Jul-12	—	27,693	Open
Rivergate Mall	100%	5.85%	87,500	5,119	Sep-11	Sep-13	87,500	Open	(12)
South County Center *	100%	4.96%	79,025	5,515	Oct-13	—	70,625	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/08 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date		Balloon Payment Due on Maturity	Open to Pre- payment Date (2)

Southpark Mall	100%	7.00%	34,186	3,308	May-12	—		30,763	Open
St. Clair Square *	100%	7.00%	59,709	6,361	Apr-09	—		58,975	Open
Statesboro Crossing	50%	1.47%	15,549	229	Feb-11	Feb-13		15,549	Open	(4)(16)
Stroud Mall	100%	8.42%	30,208	2,977	Dec-10	—		29,385	Open
Valley View Mall	100%	8.61%	41,845	4,362	Sep-10	—		40,495	Open
Volusia Mall	100%	6.70%	51,536	4,259	Mar-09	May-09		51,265	Open
Wausau Center	100%	6.70%	11,695	1,238	Dec-10	—		10,725	Open
West County Center *	100%	5.19%	155,298	11,189	Apr-13	—		140,958	Open
West Towne Mall	100%	5.00%	107,581	7,279	Nov-15	—		92,139	Open
WestGate Mall	100%	6.50%	49,228	4,570	Jul-12	—		43,860	Open
Westmoreland Mall *	100%	5.05%	73,685	5,993	Mar-13	—		63,175	Open
York Galleria	100%	8.34%	48,267	4,727	Dec-10	—		46,932	Open

			4,201,419	316,253				3,843,683

Associated Centers:
Bonita Lakes Crossing	100%	6.82%	7,307	784	Oct-09	—		7,062	Open	(18)
Courtyard At Hickory Hollow	100%	6.00%	1,976	267	Oct-18	—		—	Open	(5)
Eastgate Crossing	100%	5.66%	16,368	1,159	May-17	—		13,862	May-10
Hamilton Corner	90%	5.67%	16,662	1,183	Apr-17	—		14,341	Apr-10
Parkdale Crossing	100%	5.01%	7,915	632	Sep-10	—		7,507	Open
The Landing At Arbor Place	100%	6.51%	8,032	746	Jul-12	—		7,157	Open
The Plaza at Fayette	100%	5.67%	43,414	3,081	Apr-17	—		36,819	Apr-10
The Shoppes at St. Clair *	100%	5.67%	22,001	1,562	Apr-17	—		18,702	Apr-10
WestGate Crossing	100%	8.42%	9,155	907	Jul-10	—		8,954	Open

			132,830	10,321				114,404

Community Centers:
Lakeview Pointe	100%	1.59%	15,600	248	Nov-09	Nov-10		15,600	Open	(4)
Massard Crossing, Pemberton Plaza and Willowbrook Plaza	10%	7.54%	36,017	3,264	Feb-12	—		34,230	Open	(6)

Southaven Towne Center	100%	5.50%	44,782	3,134	Jan-17	—		37,969	Jan-10

			96,399	6,646				87,799

Other:
CBL Center	92%	6.25%	13,677	1,108	Aug-12	—		12,662	Open	(4)

CBL Center II	92%	3.83%	11,599	444	Aug-09	Aug-10		11,599	Open	(4)

Credit Facilities:
Secured Credit Facility - $524,850 capacity	100%	1.29%	524,850	6,771	Feb-09	Feb-10	(14)	524,850	Open	(4)(14)
Secured Credit Facility - $105,000 capacity	100%	0.00%	—	—	Jun-10	—		—	Open	(4)
Secured Credit Facility - $20,000 capacity	100%	2.23%	20,000	446	Mar-10	—		20,000	Open	(4)
Secured Credit Facility - $17,200 capacity	100%	2.70%	4,200	113	Apr-10	—		4,200	Open	(4)
Unsecured term facility - General	100%	2.11%	228,000	4,811	Apr-11	Apr-13		228,000	Open	(4)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/08 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Pre- payment Date (2)

Unsecured term facility - Starmount	100%	1.63%	209,494	3,415	Nov-10	Nov-12	209,494	Open	(4)
Unsecured credit facility -$560,000 capacity	100%	1.92%	522,500	10,020	Aug-09	Aug-11	522,500	Open	(4)

			1,534,320	27,128			1,533,305

Construction Properties:

The Promenade	85%	1.75%	79,085	1,384	Dec-10	Dec-11	79,085	Open	(4)(13)(16)

Settler’s Ridge	60%	5.54%	15,270	846	Dec-10	Dec-12	15,270	Open	(4)
West County - Former Lord and Taylor*	100%	1.51%	20,984	316	Mar-11	Mar-13	20,984	Open	(4)

			115,339	2,546			115,339

Unamortized Premiums and Other:			15,369	—			—		(7)

Total Consolidated Debt			$6,095,676	$362,894			$5,694,530

Unconsolidated Debt:

Bank of America Building	50%	5.33%	$9,250	$493	Apr-13	—	$9,250	Open
Coastal Grand-Myrtle Beach	50%	5.09%	90,794	7,078	Oct-14	—	74,423	Open	(3)
First Citizens Bank Building	50%	5.33%	5,110	272	Apr-13	—	5,110	Open
First National Bank Building	50%	5.33%	809	43	Apr-13	—	809	Open
Friendly Center	50%	5.33%	77,625	4,137	Apr-13	—	77,625	Open
Friendly Center Office Building	50%	5.33%	2,199	117	Apr-13	—	2,199	Open
Governor’s Square Mall	48%	8.23%	27,333	3,476	Sep-16	—	14,144	Open
Green Valley Office Building	50%	5.33%	1,941	103	Apr-13	—	1,941	Open
Gulf Coast Town Center	50%	5.60%	190,800	10,685	Jul-17	—	190,800	Jul-10
Gulf Coast Town Center Phase III	50%	2.46%	10,979	270	Apr-10	Apr-12	10,979	Open	(4)
Hammock Landing	50%	3.69%	31,177	1,150	Aug-10	—	31,177	Open	(4)(16)
Hammock Landing	50%	3.83%	3,640	139	Aug-10	—	3,640	Open	(4)(16)
High Pointe Commons	50%	5.74%	15,231	874	May-17	—	12,051	Open
High Pointe Commons Phase 2	50%	6.10%	6,000	481	Jul-17	—	4,807	Open
Imperial Valley Mall	60%	4.99%	57,031	3,859	Sep-15	—	49,019	Open
Kentucky Oaks Mall	50%	5.27%	28,335	2,429	Jan-17	—	19,223	Jan-10
Parkway Place	50%	2.43%	52,684	1,280	Jun-09	Jun-10	52,684	Open	(4)
Plaza del Sol	51%	9.15%	1,225	796	Aug-10	—	—	Open
Renaissance Center Phase 1	50%	5.61%	36,098	2,569	Jul-16	—	31,297	Jul-09
Renaissance Center Phase 2	50%	5.22%	15,700	820	Apr-13	—	15,700	Open
Shops @ Friendly Center	50%	5.90%	43,891	3,203	Jan-17	—	37,639	Jan-10
Summit Fair	27%	3.56%	35,710	1,270	Jun-10	—	35,710	Open	(4)(15)
The Pavilion at Port Orange Phase 1	50%	1.86%	33,384	622	Jun-11	—	33,384	Open	(4)(16)
The Pavilion at Port Orange Phase 2	50%	2.69%	8,300	223	Jun-11	—	8,300	Open	(4)(16)
Triangle Town Center	50%	5.74%	197,029	14,367	Dec-15	—	170,715	Open

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/08 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Pre- payment Date (2)

Wachovia Office Building	50%	5.33%	3,066	163	Mar-13	—	3,066	Open
York Towne Center	50%	3.01%	40,008	1,205	Oct-11	—	40,008	Open	(4)

Total Unconsolidated Debt			$1,025,349	$62,124			$935,700

Total Consolidated and Unconsolidated Debt			$7,121,025	$425,018			$6,630,230

Company’s Pro-Rata Share of Total Debt			$6,633,329	$425,554					(17)

*	Properties owned in a Joint Venture of which common stock is owned 100% by CBL.
1.	The amount listed includes 100% of the loan amount even though the Company may have less than a 100% ownership interest in the property.
2.	Prepayment premium is based on yield maintenance or defeasance.
3.

The amounts shown represent a first mortgage securing the property. In addition to the first mortgage, there is also $18,000 of B-notes that are payable to the Company and its joint venture partner, each of which hold $9,000 for Coastal Grand - Myrtle Beach. Also, in addition to the first mortgage, there is a $7,750 B-note that is held by the Company on Eastgate Mall.

4.	The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2008. The note is prepayable at any time without prepayment penalty.
5.	The mortgages are cross-collateralized and cross-defaulted and the loan is prepayable at any time without prepayment penalty.
6.	The mortgages are cross-collateralized and cross-defaulted.
7.

Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition date.

8.

A loan extension with a maturity date of January 2012 and a principal balance of $17,250 was executed in January 2009. There is a one-year extension option, which, if exercised, will extend the maturity date to January 2013.

9.

The Company previously obtained an option to extend this loan from its original maturity date for an additional five years. Rather than pursue the extension option, the Company has entered into discussions with the lender to renegotiate the terms and maturity of the loan on a more favorable basis.

10.

In January 2009, the Company entered into an interest rate cap on a total notional amount of $129,000 related to it’s Pearland, TX properties to limit the maximum rate of interest that may be applied to the variable-rate loan to 5.55%. The cap terminates in July 2010.

11.	The Company has entered into an interest rate swap on a notional amount of $40,000 related to Meridian Mall to effectively fix the interest rate on that variable-rate loan
12.	The Company has entered into an interest rate swap on a notional amount of $87,500 related to Rivergate Mall to effectively fix the interest rate on that variable-rate loan.
13.

The Company has entered into an interest rate cap on a notional amount of $80,000 related to The Promenade in to limit the maximum interest rate that may be applied to the variable-rate loan to 4.00%. The cap terminates in December 2010. Loan proceeds in the amount of $31,356 of the total debt balance reported have been drawn by the Company and the remainder of the balance has been placed in a restricted cash account to provide for future development costs to be incurred.

14.

The Company has entered into interest rate swaps on a total notional amount of $400,000 related to its largest secured credit facility to effectively fix the interest rate on that portion of the credit line.

15.	Represents the 27% share of the outstanding balance of the construction financing that the Company has guaranteed. The maximum amount that the Company has guaranteed is $31,554.
16.	The Company owns less than 100% of the property but guarantees 100% of the debt.
17.	Represents the Company’s pro rata share of debt, including our share of unconsolidated affiliates’ debt and excluding minority investors’ share of consolidated debt on shopping center properties.
18.	Bonita Lakes Mall and Bonita Lakes Crossing are both included in one loan agreement. The amounts shown above per property are based on allocations to the individual properties of the total loan balance outstanding.

                 The following is a reconciliation of consolidated debt to the Company’s pro rata share of total debt:

Total consolidated debt	$6,095,676
Minority investors share of consolidated debt	(24,576)
Company’s share of unconsolidated debt	562,229

Company’s pro rata share of total debt	$6,633,329

ITEM 3. LEGAL PROCEEDINGS

          We are currently involved in certain litigation that arises in the ordinary course of our business. We believe that the pending litigation will not materially affect our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Exchange. The stock symbol is “CBL”. Quarterly closing prices and dividends paid per share of Common stock are as follows:

	Market Price

Quarter Ended	High	Low	Dividend

2008:
31-Mar	$27.46	$21.12	$0.545
30-Jun	$27.55	$22.38	$0.545
30-Sep	$23.28	$18.64	$0.545
31-Dec	$20.02	$2.53	$0.370

2007:
31-Mar	$50.36	$42.05	$0.505
30-Jun	$47.9	$35.64	$0.505
30-Sep	$37.93	$28.36	$0.505
31-Dec	$37.21	$23.45	$0.545

There were approximately 631 shareholders of record for our common stock as of February 24, 2009.

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

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

Oct. 1–31, 2008	—	$—	—	$—
Nov. 1–30, 2008	1,343	9.275	—	—
Dec. 1–31, 2008	1,623	6.195	—	—

Total	2,966	$7.590	—	$—

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

ITEM 6. SELECTED FINANCIAL DATA
          (In thousands, except per share data)

		Year Ended December 31, (1)

	2008	2007	2006	2005	2004

Total revenues	$1,138,218	$1,039,944	$995,502	$900,419	$774,336
Total expenses	762,207	615,051	581,452	500,938	433,670

Income from operations	376,011	424,893	414,050	399,481	340,666
Interest and other income	10,076	10,923	9,084	6,831	3,355
Interest expense	(313,209)	(287,884)	(257,067)	(208,183)	(177,219)
Loss on extinguishment of debt	—	(227)	(935)	(6,171)	—
Impairment of marketable securities	(17,181)	(18,456)	—	—	—
Gain on sales of real estate assets	12,401	15,570	14,505	53,583	29,272
Gain on sale of management contracts	—	—	—	21,619	—
Equity in earnings of unconsolidated affiliates	2,831	3,502	5,295	8,495	10,308
Income tax provision	(13,495)	(8,390)	(5,902)	—	—
Minority interest in earnings:
Operating partnership	(7,495)	(46,246)	(70,323)	(112,061)	(85,186)
Shopping center properties	(23,959)	(12,215)	(4,136)	(4,879)	(5,365)

Income from continuing operations	25,980	81,470	104,571	158,715	115,831
Discontinued operations	5,607	7,677	12,930	3,760	5,280

Net income	31,587	89,147	117,501	162,475	121,111
Preferred dividends	(21,819)	(29,775)	(30,568)	(30,568)	(18,309)

Net income available to common shareholders	$9,768	$59,372	$86,933	$131,907	$102,802

Basic earnings per common share:
Income from continuing operations, net of preferred dividends	$0.06	$0.79	$1.16	$2.04	$1.58

Net income available to common shareholders	$0.15	$0.91	$1.36	$2.10	$1.67

Weighted average shares outstanding	66,005	65,323	63,885	62,721	61,602
Diluted earnings per common share:
Income from continuing operations, net of preferred dividends	$0.06	$0.79	$1.13	$1.98	$1.52

Net income available to common shareholders	$0.15	$0.90	$1.33	$2.03	$1.61

Weighted average common and potential dilutive common shares outstanding	66,148	65,913	65,269	64,880	64,004
Dividends declared per common share	$2.01	$2.06	$1.88	$1.77	$1.49

	December 31,

	2008	2007	2006	2005	2004

BALANCE SHEET DATA:
Net investment in real estate assets	$7,321,480	$7,402,278	$6,094,251	$5,944,428	$4,894,780
Total assets	8,034,335	8,105,047	6,518,810	6,352,322	5,204,500
Total mortgage and other notes payable	6,095,676	5,869,318	4,564,535	4,341,055	3,371,679
Minority interests	815,010	920,297	559,450	609,475	566,606
Shareholders’ equity:
Redeemable preferred stock	12	12	32	32	32
Other shareholder’s equity	793,646	920,536	1,084,824	1,081,490	1,054,119

Total shareholder’s equity	$793,658	$920,548	$1,084,856	$1,081,522	$1,054,151

OTHER DATA:
Cash flows provided by (used in):
Operating activities	$419,093	$470,279	$388,911	$396,098	$337,489
Investing activities	(360,601)	(1,103,121)	(347,239)	(714,680)	(612,892)
Financing activities	(71,512)	669,968	(41,810)	321,654	280,837

Funds From Operations (FFO) of the Operating Partnership (2)	376,273	361,528	390,089	389,958	310,405
FFO allocable to Company shareholders	212,933	203,613	215,797	213,736	169,725

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

Executive Overview

          We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping centers are located in 27 domestic states and in Brazil, but primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

          As of December 31, 2008, we owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional shopping mall), eight community centers, one mixed-use center and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2008, we owned non-controlling interests in nine regional malls, three associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had two shopping center expansions and four community centers (each of which is owned in a joint venture) under construction at December 31, 2008.

          The year ended December 31, 2008 has been a challenging period for the retail real estate industry overall, primarily due to the downturn in the capital markets and economy in general. As a result, we have placed great emphasis on the need to preserve liquidity and maintain our earnings growth. We are focused on achieving these goals through a number of methods. We completed more than $1,000.0 million of financings during the year including eight new construction loans with total capacity of approximately $331.0 million, more than $365.0 million of new financings or extensions on maturing mortgages and approximately $344.0 million of new term facilities, and we are making significant progress in addressing our 2009 loan maturities. While we have a pool of unencumbered properties and continue to work closely with lenders to meet our liquidity needs, we also have other potential sources of capital through equity offerings, joint venture investments and issuances of a minority interest in our Operating Partnership. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a premium value for the assets. During the fourth quarter of 2008, we announced a reduction of the quarterly dividend rate on our common stock, which is expected to generate additional cash of approximately $80.0 million annually and on February 27, 2009, we announced that our dividend for the first quarter of 2009 of $0.37 per share will be paid in a combination of cash and shares of our common stock as part of our effort to continue to maximize liquidity. We intend that the aggregate cash component will not exceed 40% of the aggregate dividend amount. We anticipate that this will generate additional available cash of approximately $19.0 million. Our board of directors will evaluate the nature and amount of our dividends each quarter, but if we were to maintain quarterly dividends consistent with that for the first quarter of 2009, we estimate that it would generate additional available cash of approximately $70.0 million on an annual basis. We have reduced our spending, focusing on achieving efficiencies and implementing cost containment actions at all levels of our business, including reducing capital expenditures for renovations and tenant allowances. We have also reexamined our development projects, carefully assessing those that that need to be suspended until a more favorable market environment emerges.

          Store closures and bankruptcies increased to record levels in 2008, and while the majority of our retailers continue to operate with strong financial fundamentals, we continue to see additional bankruptcy and store closure activity in 2009. In an effort to minimize the impact from any store closures, during 2008 we dedicated, and continue to dedicate in 2009, a specific group of employees who are responsible for exploring various backfill strategies, including temporary tenants, options for space redevelopment, signing junior anchor replacements, and other alternative uses. We are pleased that due to this proactive approach, which included efforts of the leasing and property level management teams, we experienced only a 90 basis point decline in our portfolio occupancy rates year over year and achieved a record level of lease signings at positive spreads for the year.

          We are pleased that, despite the aforementioned challenges, we continued to experience positive growth in our Funds From Operations (“FFO”) for the year ended December 31, 2008, increasing 3.9% on a per diluted share basis over the prior year. FFO was positively impacted by the properties acquired in late 2007 and early 2008, in addition to higher lease termination fees and management, development and leasing fees. Partially offsetting these increases were higher income tax expense, bad debt expense and abandoned projects expense. FFO is a key performance measure for real estate companies. Please see the more detailed discussion of this measure on page 47.

          Our business is built on a strategy of financial discipline, proactive management and preservation of excellent relationships with our retail and financial partners, each of which contribute to the underlying strength and resiliency of our portfolio of properties. We recognize that we are facing challenging times, and the leadership team of our Company is committed to making the prudent and sometimes difficult decisions necessary to preserve our long-term shareholder value. While we believe that our organization and our properties are positioned to move forward effectively, we will continue this aggressive and proactive approach during the current downturn in the economic environment. We have weathered previous market and economic difficulties and we are confident that our strategy, experience and expertise will serve to help us successfully overcome the challenges that we have faced not only in the past year, but also those that continue to lie ahead.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

          Properties that were in operation for the entire year during both 2008 and 2007 are referred to as the “2008 Comparable Properties.”Since January 1, 2007, we have acquired or opened a total of six malls/open-air centers, one associated center, 13 community centers, one mixed-use center and 19 office buildings. Of these properties, five malls/open-air centers, one associated center, eleven community centers, one mixed-use center and 13 office buildings are included in the Company’s continuing operations on a consolidated basis (collectively referred to as the “2008 New Properties”). The transactions related to the 2008 New Properties impact the comparison of the results of operations for the year ended December 31, 2008 to the results of operations for the year ended December 31, 2007. The 2008 New Properties are as follows:

Property	Location	Date Acquired / Opened

Acquisitions:
Chesterfield Mall	St. Louis, MO	October 2007
Mid Rivers Mall	St. Peters, MO	October 2007
South County Center	St. Louis, MO	October 2007
West County Center	St. Louis, MO	October 2007
Friendly Center and The Shops at Friendly (4)	Greensboro, NC	November 2007
Brassfield Square (1)	Greensboro, NC	November 2007
Caldwell Court (1)	Greensboro, NC	November 2007
Garden Square (1)	Greensboro, NC	November 2007
Hunt Village (1)	Greensboro, NC	November 2007
New Garden Center (2)	Greensboro, NC	November 2007
Northwest Centre (1)	Greensboro, NC	November 2007
Oak Hollow Square	High Point, NC	November 2007
Westridge Square	Greensboro, NC	November 2007
1500 Sunday Drive Office Building	Raleigh, NC	November 2007
Portfolio of Six Office Buildings (4)	Greensboro, NC	November 2007
Portfolio of Five Office Buildings (3)	Greensboro, NC	November 2007
Portfolio of Two Office Buildings	Chesapeake, VA	November 2007
Portfolio of Four Office Buildings	Newport News, VA	November 2007
Renaissance Center (4)	Durham, NC	February 2008

New Developments:
The Shoppes at St. Clair Square	Fairview Heights, IL	March 2007
Alamance Crossing East	Burlington, NC	August 2007
York Town Center (4)	York, PA	September 2007
Cobblestone Village at Palm Coast	Palm Coast, FL	October 2007
Milford Marketplace	Milford, CT	October 2007
CBL Center II	Chattanooga, TN	January 2008
Pearland Town Center	Pearland, TX	July 2008
Plaza Macaé (5)	Macaé, Brazil	September 2008
Statesboro Crossing	Statesboro, GA	October 2008

(1)	These properties were sold in April 2008 and are included in Discontinued Operations.
(2)	This property was sold in August 2008 and is included in Discontinued Operations.
(3)	One office building was sold in June 2008 and one office building was sold in December 2008 and are included in Discontinued Operations.
(4)

These properties represent 50/50 joint ventures that are accounted for using the equity method of accounting and are included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(5)	This property represents a 60/40 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

Revenues

          The $83.9 million increase in rental revenues and tenant reimbursements was attributable to an increase of $92.9 million from the 2008 New Properties, partially offset by a decrease of $9.0 million from the 2008 Comparable Properties. The decrease in revenues of the 2008 Comparable Properties was driven by reductions of $4.4 million in below-market lease amortization, $4.0 million in percentage rents, $3.1 million in straight line rental income, $2.5 million in short-term rents and $1.4 million in marketing reimbursements from tenants. These decreases were partially offset by increases of $4.9 million in minimum rents and $1.7 million in lease termination fees. Below-market lease amortization decreased primarily due to an increased number of tenant leases becoming fully amortized in the prior year. Percentage rents declined due to reduced sales. Straight line rental income decreased, for the most part, as a result of increased store closures. Short-term rents decreased due to a lower number of seasonal tenants during the fourth quarter of 2008 as compared to the prior year. The reduction in marketing reimbursements from tenants is a result of reduced marketing expenses incurred during the year. The improvement in base rents resulted from our ability to achieve overall positive rental spreads in

2008 through our new and renewal leasing efforts. The increase in lease termination fees were primarily attributable to one tenant that closed stores at several properties during the latter half of the year.

          Our cost recovery ratio declined to 95.8% for 2008 from 101.1% for 2007. The decline resulted primarily from an increase of $7.9 million in bad debt expense related to a higher number of store closures and bankruptcies in 2008.

          Management, development and leasing fees increased $11.4 million over the prior year, primarily due to higher management and development fee income. During 2008, management fee income increased approximately $9.6 million over the prior year, mainly attributable to fees totaling $8.0 million received from Centro related to a joint venture in 2005 with Galileo America, Inc. Development fees increased approximately $2.3 million in the current year as compared to the prior year, largely due to fees received from two of our unconsolidated joint venture development projects.

          Other revenues increased approximately $3.0 million compared to the prior year due to higher revenues related to our subsidiary that provides security and maintenance services to third parties. Accordingly, there is a corresponding increase in other expenses, as discussed below.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, increased $36.0 million as a result of $26.9 million of expenses attributable to the 2008 New Properties and $9.1 million related to the 2008 Comparable Properties. The increase in property operating expenses of the 2008 Comparable Properties is mainly attributable to higher bad debt expense of $6.6 million due to increased store closures and bankruptcies. The 2008 Comparable Properties also incurred increased maintenance and repairs expense of $2.5 million and utility costs and annual compensation of property management personnel of $1.7 million each, partially offset by a reduction of $2.5 million in marketing expenses.

          The increase in depreciation and amortization expense of $89.0 million resulted from increases of $45.3 million from the 2008 New Properties and $43.7 million from the 2008 Comparable Properties. The increase attributable to the 2008 Comparable Properties is primarily due to write-offs of $40.3 million for certain tenant allowances, deferred lease costs and in-place lease intangible assets related to early lease terminations. The remaining increase in depreciation and amortization related to the 2008 Comparable Properties is attributable to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

          General and administrative expenses increased $7.4 million primarily as a result of increases in payroll and state taxes of $3.7 million and $3.4 million, respectively, and a reduction in capitalized overhead of $2.8 million due to decreased development activity, partially offset by a reduction of $2.0 million in stock-based compensation expense. Included in these expenses for 2008 are certain benefits related to the retirement of several senior officers and severance expenses related to staff reductions in Development and other areas of the Company totaling $3.0 million. The increase in state taxes resulted primarily due to a $2.3 million one-time reduction in the corresponding expense in 2007 related to non-income taxes. As a percentage of revenues, general and administrative expenses were 4.0% in 2008 compared with 3.6% in 2007.

          Other expenses increased $14.8 million primarily due to an increase of $10.1 million in write-offs related to abandoned projects and $4.7 million in expenses related to our subsidiary that provides security and maintenance services to third parties. The increase in abandoned projects expense was a result of our decision to forego further investments in certain projects that were in various stages of pre-development in order to preserve capital. None of the projects included in the write-offs were under construction.

Other Income and Expenses

          Interest expense increased $25.3 million primarily due to debt on the 2008 New Properties, an unsecured term facility that was obtained for the acquisition of certain properties from the Starmount Company or its affiliates, refinancings that were completed with increased principal amounts in the prior year on the 2008 Comparable Properties and borrowings outstanding that were used to redeem our 8.75% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”) in June 2007.

          We recorded non-cash write-downs of $17.2 million and $18.5 million during 2008 and 2007, respectively, related to an investment in marketable real estate securities. The impairments resulted from significant and sustained declines in the market value of the securities.

          During 2008, we recognized gain on sales of real estate assets of $12.4 million related to the sale of 14 parcels of land and one parcel of land for which the gain had previously been deferred. We recognized gain on sales of real estate assets of $15.6 million during 2007 related to the sale of 15 parcels of land and two parcels of land for which the gain had previously been deferred.

          Equity in earnings of unconsolidated affiliates decreased by $0.7 million in 2008, primarily due to higher interest expense on debt and higher depreciation and amortization expense from both the acquisition of new properties by CBL-TRS Joint Venture, LLC and CBL-TRS Joint Venture II, LLC and write-offs associated with various store closures. These decreases were partially offset by gains on outparcel sales.

          The income tax provision of $13.5 million for 2008 relates to the earnings of our taxable REIT subsidiary and consists of provisions for current and deferred income taxes of $11.6 million and $1.9 million, respectively. The income tax provision increased $5.1 million compared to 2007 primarily due to the recognition of the aforementioned $8.0 million fee income and a significantly larger amount of gains during the current year related to sales of outparcels attributable to the taxable REIT subsidiary. We have cumulative share-based compensation deductions that can be used to partially offset the current income tax payable; therefore, the payable for current income taxes has been reduced to $4.2 million by recognizing the remaining benefit of the cumulative stock-based compensation deductions. During 2007, we recorded an income tax provision of $8.4 million, consisting of current and deferred income taxes of $6.0 million and $2.4 million, respectively.

          We recognized gain and income from discontinued operations of $5.6 million during 2008, compared to $7.7 million during 2007. Discontinued operations for 2008 reflects the results of operations and gain on disposal of Chicopee Marketplace III, a community center located in Chicopee, MA and six community centers and two office properties, plus an adjacent, vacant parcel, located in Greensboro, NC. Discontinued operations in 2007 reflects the results of operations and gain on disposal of Twin Peaks Mall and The Shops at Pineda Ridge, plus the results of operations of the properties that were sold in 2008.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

          Properties that were in operation for the entire period during 2007 and 2006 are referred to as the “2007 Comparable Properties.”From January 1, 2006 through December 31, 2007, we acquired or opened a total of six malls/open-air centers, two associated centers, 14 community centers and 18 office buildings. Of these properties, five malls/open-air centers, two associated centers, 12 community centers and 12 office buildings are included in the Company’s continuing operations on a consolidated basis (collectively referred to as the “2007 New Properties”). The transactions related to the 2007 New Properties impact the comparison of the results of operations for the year ended December 31, 2007 to the results of operations for the year ended December 31, 2006. The 2007 New Properties are as follows:

Property	Location	Date Acquired / Opened

Acquisitions:
Chesterfield Mall	St. Louis, MO	October 2007
Mid Rivers Mall	St. Peters, MO	October 2007
South County Center	St. Louis, MO	October 2007
West County Center	St. Louis, MO	October 2007
Friendly Center and The Shops at Friendly (5)	Greensboro, NC	November 2007
Brassfield Square (1)	Greensboro, NC	November 2007
Caldwell Court (1)	Greensboro, NC	November 2007
Garden Square (1)	Greensboro, NC	November 2007
Hunt Village (1)	Greensboro, NC	November 2007
New Garden Center (2)	Greensboro, NC	November 2007
Northwest Centre (1)	Greensboro, NC	November 2007
Oak Hollow Square	High Point, NC	November 2007
Westridge Square	Greensboro, NC	November 2007
1500 Sunday Drive Office Building	Raleigh, NC	November 2007
Portfolio of Five Office Buildings (3)	Greensboro, NC	November 2007
Portfolio of Six Office Buildings (5)	Greensboro, NC	November 2007
Portfolio of Two Office Buildings	Chesapeake, VA	November 2007
Portfolio of Four Office Buildings	Newport News, VA	November 2007

New Developments:
The Plaza at Fayette Mall	Lexington, KY	October 2006
Lakeview Pointe	Stillwater, OK	October 2006
High Pointe Commons (5)	Harrisburg, PA	October 2006
The Shops at Pineda Ridge (4)	Melbourne, FL	November 2006
The Shoppes at St. Clair Square	Fairview Heights, IL	March 2007
Alamance Crossing East	Burlington, NC	August 2007
York Town Center (5)	York, PA	September 2007
Cobblestone Village at Palm Coast	Palm Coast, FL	October 2007
Milford Marketplace	Milford, CT	October 2007

(1)	These properties were sold in April 2008 and are included in Discontinued Operations.
(2)	This property was sold in August 2008 and is included in Discontinued Operations.
(3)	One office building was sold in June 2008 and one office building was sold in December 2008 and are included in Discontinued Operations.
(4)	This property was sold in December 2007 and is included in Discontinued Operations.
(5)

These properties represent 50/50 joint ventures that are accounted for using the equity method of accounting and are included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations

Revenues

          The $43.0 million increase in rental revenues and tenant reimbursements was attributable to increases of $29.1 million from the 2007 New Properties and $13.9 million from the 2007 Comparable Properties. The increase in revenues of the 2007 Comparable Properties was driven by our ability to achieve average gross rents that were higher as compared to 2006 through our new and renewal leasing efforts, as well as an increase of $2.5 million in specialty leasing income. This was partially offset by the impact of a 90 basis points reduction in the occupancy of the 2007 Comparable Properties, a reduction of $1.5 million in percentage rents, and a reduction of $6.0 million in lease termination fees.

          Our cost recovery ratio declined to 101.1% for 2007 from 104.3% for 2006. The decline results primarily from increases of $2.0 million in snow removal expense and $2.6 million in bad debt expense.

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

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, increased $20.9 million as a result of $7.4 million of expenses attributable to the 2007 New Properties and $13.5 million related to the 2007 Comparable Properties. The increase in property operating expenses of the 2007 Comparable Properties is attributable to increases in utility costs, annual compensation increases for property management personnel, bad debt expense and snow removal costs. Additionally, real estate tax expense was higher for the 2007 Comparable Properties as a result of prior year tax settlements and increased assessments on certain properties.

          The increase in depreciation and amortization expense of $15.0 million resulted from increases of $12.5 million from the 2007 New Properties and $2.5 million from the 2007 Comparable Properties. The increase attributable to the 2007 Comparable Properties is due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance and for the write-off of certain tenant allowances related to early lease terminations.

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

Other Income and Expenses

          Interest expense increased $30.8 million primarily due to the debt on the 2007 New Properties, the refinancings that were completed on the 2007 Comparable Properties and borrowings used to redeem our Series B preferred stock on June 28, 2007. While we experienced a decrease in the weighted average fixed and variable interest rates as compared to 2006, the total outstanding principal amounts increased.

          During 2007, we recorded an $18.5 million non-cash write-down related to an investment in marketable real estate securities. The impairment resulted from a significant and sustained decline in the market value of the securities. There were no corresponding charges in 2006.

          During 2007, we recognized gain on sales of real estate assets of $15.6 million related to the sale of 15 parcels of land and two parcels of land for which the gain had previously been deferred, while the gain of $14.5 million in 2006 related to the sale of 13 land parcels.

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

          The income tax provision of $8.4 million for 2007 relates to the earnings of our taxable REIT subsidiary and consists of provisions for current and deferred income taxes of $6.0 million and $2.4 million, respectively. During 2006, we recorded an income tax provision of $5.9 million, consisting of current and deferred income taxes of $5.7 million and $0.2 million, respectively. We had cumulative share-based compensation deductions that could be used to offset the current income tax payable; therefore, the payable for current income taxes was reduced to zero by recognizing a portion of the benefit of the cumulative stock-based compensation deductions.

          We recognized gain and income from discontinued operations of $7.7 million during 2007, which represents a decline of $5.2 million from the $12.9 million of gain and income from discontinued operations that we recognized during 2006. Discontinued operations in 2007 reflects the results of operations and gain on disposal of Twin Peaks Mall and The Shops at Pineda Ridge, the results of operations of the properties that were sold in 2008 and the true up of estimated expenses to actual amounts for properties sold during previous years. Discontinued operations in 2006 reflect the results of operations and gain on disposal of five community centers that were sold during May 2006 plus the results of operations of the mall and community center that were sold in 2007.

Operational Review

          The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, the malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

          We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, is our only non-stabilized mall as of December 31, 2008.

          We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,

	2008	2007

Malls	89.7%	92.0%
Associated centers	3.8%	4.1%
Community centers	1.3%	0.9%
Mortgages, office building and other	5.2%	3.0%

Sales and Occupancy Costs

          Same-store sales (for those tenants who occupy 10,000 square feet or less and have reported sales) in the stabilized malls declined 4.3% on a comparable per square foot basis to $331 per square foot for 2008 compared to $346 per square foot for 2007. Current year sales numbers have been negatively impacted by the general weakness in the economy and a reduction in our mall occupancy.

          Occupancy costs as a percentage of sales for the stabilized malls were 13.2% and 12.3% for 2008 and 2007, respectively. The increase in occupancy costs was primarily due to a decline in overall sales in the stabilized mall portfolio.

Occupancy

          Our portfolio occupancy is summarized in the following table:

	December 31,

	2008	2007

Total portfolio	92.3%	93.2%
Total mall portfolio	92.6%	93.4%
Stabilized malls	92.9%	93.6%
Non-stabilized malls	86.5%	90.0%
Associated centers	92.2%	95.9%
Community centers	92.1%	86.7%

          Due to the challenging economic conditions, store closures and bankruptcies increased significantly in 2008 and we continue to see this activity in 2009.Weak holiday sales have contributed to additional bankruptcy announcements as well as certain retailers deciding to liquidate. Steve & Barry’s, Linens n’ Things, Goody’s, Circuit City, B. Moss, KB Toys, The Disney Store, Whitehall and Friedman’s are the major retailers that have declared bankruptcy. Steve & Barry’s, Goody’s, Circuit City and B. Moss announced liquidations of their stores.

          Our largest exposure was Steve & Barry’s. We had 21 Steve & Barry’s locations in our portfolio totaling 813,000 square feet and representing $7.3 million of annual gross rents. These stores began closing in September 2008.

          The remaining bankruptcies in our portfolio represented a combined total of 1,213,000 square feet and approximately $20.6 million of annual gross rents. We are working diligently to minimize the resulting available occupancies through our extensive releasing efforts.

Leasing

          During 2008, we completed approximately 6.1 million square feet of new and renewal leases at overall positive rental spreads and achieved a new record for lease signings in our operating portfolio with more than 4.1 million square feet signed. Our leasing activity also included approximately 2.0 million square feet of development leases. The 4.1 million square feet in our operating portfolio was comprised of 1.0 million square feet of new leases and 3.1 million square feet of renewal leases. This compares with a total of approximately 6.6 million square feet of leases signed during 2007, including approximately 3.3 million square feet of development leasing and 3.3 million square feet of leases in our operating portfolio. The 3.3 million square feet in our operating portfolio was comprised of 1.3 million square feet of new leases and 2.0 million square feet of renewal leases. To date, we have completed the renewals of approximately 67% of our 2009 lease expirations.

          Average annual base rents per square foot for small shop spaces less than 10,000 square feet were as follows for each property type:

	December 31,

	2008	2007

Stabilized malls	$29.46	$29.20
Non-stabilized malls	25.81	26.70
Associated centers	11.91	11.78
Community centers	14.46	11.76
Office Buildings	18.50	16.97

          Results from new and renewal leasing of comparable small shop space during the year ended December 31, 2008 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	%Change Initial	New Average Gross Rent PSF (2)	%Change Average

All Property Types (1)	3,037,176	$36.18	37.55	3.8%	$38.58	6.6%
Stabilized Malls	2,771,999	37.76	39.30	4.1%	40.39	7.0%
New leases	703,370	43.87	49.81	13.5%	52.29	19.2%
Renewal leases	2,068,629	35.68	35.72	0.1%	36.34	1.8%

(1)	Includes Stabilized Malls, Associated Centers, Community Centers and Office Buildings.
(2)	Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

Liquidity and Capital Resources

          We derive a majority of our revenues from leases with retail tenants, which has historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures and dividends and distributions. To the extent that cash flows from operating activities are not sufficient to fund longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically have, and expect to continue, to finance such activities with our revolving credit facilities, property specific mortgages (which are generally non-recourse), construction and term loans, equity offerings, joint venture investments and issuances of a minority interest in our Operating Partnership. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a maximized value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

          We expect that the current economic downturn will continue to create pressure on the fundamentals of our business, including our ability to collect rental revenues from tenants in a timely manner, maintain current occupancy levels, and achieve positive growth in rents from renewals of existing tenant leases or from leases with new tenants. These conditions could negatively impact our future cash flows and financial condition. Additionally, the deteriorating economic conditions have resulted in increased volatility and uncertainty in the financial markets. As a result, there has been a reduction in the availability of financing as lenders have become more conservative when granting credit, which generally results in lower loan-to-value ratios and higher interest rates.

Cash Flows From Operations

          There was $51.2 million of unrestricted cash and cash equivalents as of December 31, 2008, a decrease of $14.6 million from December 31, 2007. Cash provided by operating activities during the year ended December 31, 2008, decreased $51.2 million to $419.1 million from $470.3 million during the year ended December 31, 2007. The decrease was primarily attributable to a decrease in cash flows from the 2008 Comparable Properties due to lower occupancy and higher bad debt expense, higher interest expense, an increase in general and administrative expenses and an increase in the number of tenants that paid rents for January 2009 subsequent to December 31, 2008, as compared to the number of tenants that paid rents for January 2008 in December 2007.  This was partially offset by increases in cash flow as a result of the 2008 New Properties.

Debt

          We completed more than $1,000.0 million of financings during the year including eight new construction loans with total capacity of approximately $331.0 million, more than $365.0 million of new financings or extensions on maturing mortgages and approximately $344.0 million of new term facilities, and we are making significant progress in addressing our 2009 loan maturities.

          Of the approximately $1,657.1 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature in 2009, we have extensions of approximately $1,301.2 million available at our option, leaving approximately $355.9 million of maturities in 2009 that must be retired or refinanced. We have 13 operating property loans that have original maturity dates in 2009 of which our share totals approximately $609.7 million. However, five of these loans totaling approximately $253.8 million have extensions available at our option that we intend to exercise. In addition, we completed an extension in January 2009 on one loan totaling $19.0 million that extended the maturity date until January 2012. This loan has an additional one-year extension at our option. We also have a loan with a stated February 2009 maturity totaling $28.5 million for which we originally had an extension option for an additional five years; however, we are currently in discussions with the lender to renegotiate the terms and maturity of the loan on a more favorable basis.

          All of the remaining loans, totaling $308.4 million, are non-recourse and property-specific and are held by life insurance companies, with the exception of a $53.3 million commercial mortgage-backed securities loan that matures in December 2009. We closed in March 2009 on the refinancing of a loan totaling $82.2 million. We have three loans totaling $113.0 million that are with the same lender and have original maturity dates ranging from March 2009 to October 2009. We have obtained an extension of the loan with the March maturity date to May 2009 to provide additional time to complete our negotiations with the lender on all three of the loans. We are also in active negotiations with the lender of our loan that matures in April 2009 totaling $59.7 million. Based on the existing loan amounts and conservative estimates of valuations, the current average loan-to-value ratios of our mortgages with 2009 maturities are believed to be less than 50%. Further, the quality of each property is considered good with a long history of stable net operating income.

          Our largest secured and unsecured lines of credit with balances as of December 31, 2008 totaling $524.9 million and $522.5 million, respectively, have original maturity dates of February 2009 and August 2009, respectively. The secured line of credit, with a capacity of $524.9 million has a one-year extension option for an outside maturity date of February 2010 and the unsecured line of credit, with a capacity of $560.0 million, has two one-year extension options for an outside maturity date of August 2011. Both facilities are led by Wells Fargo (“Wells”). We have extended the maturity date of the secured line of credit to February 2010. We are already in discussions with Wells and the additional syndicate participants regarding the refinancing of this line of credit.

          Based on the status of our discussions with the lenders and the quality of the underlying properties, we believe that we will be successful in refinancing the loans maturing in 2009 and that the proceeds from those refinancings combined with cash flows generated from our operations, our equity and debt sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts. If we are not successful in achieving the anticipated level of proceeds from the refinancing of loans maturing in 2009, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of a minority interest in our Operating Partnership, modifying the nature and amount of dividends and distributions to be paid, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a maximized value for the assets.

          The secured and unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. As of December 31, 2008, we are in compliance with our debt covenants. Our debt to gross asset value at December 31, 2008 was 56.5%, well under the required maximum of 65%. Our interest coverage ratio was 2.30 compared to the required minimum of 1.75 and our debt service coverage ratio was 1.91 compared to the required minimum of 1.55. We have also performed stress tests on our covenant calculations assuming changes in cap rate assumptions and interest rates that would negatively impact our calculation results. Based on the results of these tests, we believe that we currently have adequate capacity to continue meeting the requirements of our debt covenants. However, if necessary, we may pay down a portion of the lines of credit.

          The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years at December 31, 2008 and 4.6 years at December 31, 2007. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.6 years and 5.3 years at December 31, 2008 and December 31, 2007, respectively.

          As of December 31, 2008 and 2007, our pro rata share of consolidated and unconsolidated variable-rate debt represented 24.6% and 22.0%, respectively, of our total pro rata share of debt. As of December 31, 2008, our share of consolidated and unconsolidated variable-rate debt represented 21.2% of our total market capitalization (see Equity below) as compared to 14.7% as of December 31, 2007.

          The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding minority investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total Pro Rata Share	Weighted Average Interest Rate (1)

December 31, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,208,347	$(23,648)	$418,761	$4,603,460	6.08%
Secured line of credit (2)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,608,347	(23,648)	418,761	5,003,460	5.96%

Variable-rate debt:
Recourse term loans on operating properties	262,946	(928)	46,346	308,364	2.52%
Construction loans	115,339	—	85,182	200,521	2.19%
Land loans	—	—	11,940	11,940	3.04%
Unsecured lines of credit	522,500	—	—	522,500	1.92%
Secured lines of credit	149,050	—	—	149,050	1.45%
Unsecured term facilities	437,494	—	—	437,494	1.88%

Total variable-rate debt	1,487,329	(928)	143,468	1,629,869	2.02%

Total	$6,095,676	$(24,576)	$562,229	$6,633,329	4.99%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total Pro Rata Share	Weighted Average Interest Rate (1)

December 31, 2007:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,293,515	$(24,236)	$335,903	$4,605,182	5.90%
Secured line of credit (2)	250,000	—	—	250,000	4.51%

Total fixed-rate debt	4,543,515	(24,236)	335,903	4,855,182	5.83%

Variable-rate debt:
Recourse term loans on operating properties	81,767	—	44,104	125,871	6.19%
Construction loans	79,004	(2,517)	5,371	81,858	6.28%
Unsecured lines of credit	490,232	—	—	490,232	5.98%
Secured lines of credit	326,000	—	—	326,000	5.71%
Unsecured term facilities	348,800	—	—	348,800	5.95%

Total variable-rate debt	1,325,803	(2,517)	49,475	1,372,761	5.95%

Total	$5,869,318	$(26,753)	$385,378	$6,227,943	5.86%

(1)	Weighted average interest rate including the effect of debt premiums and discounts, but excluding amortization of deferred financing costs.
(2)

We have interest rate swaps on notional amounts totaling $400,000 and $250,000 as of December 31, 2008 and 2007, respectively, related to our largest secured line of credit to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Lines of Credit

          We have an unsecured line of credit with total availability of $560.0 million that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on our leverage ratio, as defined in the agreement to the facility. Additionally, we pay an annual fee of 0.1% of the amount of total availability under the unsecured line of credit. The line of credit matures in August 2009 and has two one-year extension options, which are at our election, for an outside maturity date of August 2011. At December 31, 2008, the outstanding borrowings of $522.5 million under the unsecured line of credit had a weighted average interest rate of 1.92%.

          We also have unsecured lines of credit with total availability of $38.4 million that are used only to issue letters of credit. There was $15.1 million outstanding under these lines at December 31, 2008.

Unsecured Term Facilities

          In April 2008, we entered into a new unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility. At December 31, 2008, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 2.11%. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured line of credit, our $524.9 million secured line of credit and our unsecured term facility with a balance of $209.5 million that was used for the acquisition of certain properties from the Starmount Company or its affiliates. The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013. The facility was used to pay down outstanding balances on our unsecured line of credit.

          We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At December 31, 2008, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.63%. We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of our $560.0 million unsecured line of credit, $524.9 million secured line of credit and $228.0 million unsecured term facility. The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

Secured Lines of Credit

          We have four secured lines of credit with total availability of $667.1 million, of which $549.1 million was outstanding as of December 31, 2008. The secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95%. Borrowings under the secured lines of credit had a weighted average interest rate of 3.64% at December 30, 2008.

Development Bonds

          In December 2008, we entered into a loan agreement with the Mississippi Business Finance Corporation (“MBFC”) under which we received access to $79.1 million from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO ZONE Bonds”) by the MBFC. The GO ZONE Bonds are fully supported by an $80.0 million letter of credit that we obtained specifically for that purpose. The loan accrues interest payable monthly at a variable rate based on the USD-SIFMA Municipal Swap Index. The GO ZONE Bonds are subject to redemption at our discretion and mature on December 1, 2038. We will repay the GO ZONE Bonds in accordance with the terms stipulated in the loan agreement and the bond issuance proceeds must be used to finance the construction of our interest in a community center development located in the state of Mississippi. As of December 31, 2008, approximately $31.4 million had been drawn from the available funds. The balance of the proceeds, approximately $47.7 million, are currently held in trust and will be released to us as further capital expenditures on the development project are incurred. The funds currently held in trust are recorded in other assets as restricted cash in our consolidated balance sheet as of December 31, 2008.

Interest Rate Hedging Instruments

          We entered into an $80.0 million interest rate cap agreement, effective December 4, 2008, to hedge the risk of changes in cash flows on the letter of credit supporting the GO ZONE Bonds equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal value as of December 31, 2008 and matures on December 3, 2010.

          We entered into a $40.0 million pay fixed/receive variable interest rate swap agreement, effective November 19, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The swap was valued at ($0.8) million as of December 31, 2008 and matures on November 7, 2010.

          We entered into an $87.5 million pay fixed/receive variable interest rate swap agreement, effective October 1, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(3.8) million as of December 31, 2008 and matures on September 23, 2010.

          We entered into a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(4.0) million as of December 31, 2008 and matures on December 30, 2009.

          On December 31, 2007, we entered into a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(7.0) million as of December 31, 2008 and matures on December 30, 2009.

Equity

          During the year ended December 31, 2008, we received $0.9 million in proceeds from issuances of common stock related to exercises of employee stock options and from our dividend reinvestment plan. In addition, we paid dividends of $166.3 million to holders of our common stock and our preferred stock, as well as $137.4 million in distributions to the minority interest investors in our Operating Partnership and certain shopping center properties.

          On November 4, 2008, we announced a reduction in the quarterly dividend rate, effective with the fourth quarter 2008 declaration, on our common stock to $0.37 per share from $0.545 per share. The quarterly cash dividend equates to an annual dividend of $1.48 per share compared with the previous annual dividend of $2.18 per share. The reduction is expected to generate approximately $80.0 million of additional free cash flow on an annual basis. On February 27, 2009, we announced that our dividend for the first quarter of 2009 of $0.37 per share will be paid in a combination of cash and shares of our common stock as part of our effort to continue to maximize liquidity. We intend that the aggregate cash component will not exceed 40% of the aggregate dividend amount. We anticipate that this will generate additional available cash of approximately $19.0 million in the first quarter of 2009. Our board of directors will evaluate the nature and amount of our dividends each quarter, but if we were to maintain quarterly dividends consistent with that for the first quarter of 2009, we estimate that it would generate additional available cash of approximately $70.0 million on an annual basis.

          During 2008, holders of 24,226 special common units of limited partnership interest in the Operating Partnership exercised their conversion rights. We exchanged our common stock for these units.

          As a publicly traded company, we have access to capital through both the public equity and debt markets. However, due to current economic conditions, we believe it is difficult to access these capital markets on terms that are economically attractive. We currently have a shelf registration statement on file with the Securities and Exchange Commission authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock. There is no limit to the offering price or number of shares that we may issue under this shelf registration statement.

          Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio had significantly increased as of December 31, 2008 due to a decline in the market price of our common stock. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at December 31, 2008 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value

Common stock and operating partnership units	117,010	$6.50	$760,565
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000

Total market equity			1,050,565
Company’s share of total debt			6,633,329

Total market capitalization			$7,683,894

Debt-to-total-market capitalization ratio			86.3%

(1)

Stock price for common stock and operating partnership units equals the closing price of our common stock on December 31, 2008. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

        Subsequent to December 31, 2008, our common stock price has experienced further declines. Based on the closing price of $3.46 per share for our common stock as of February 25, 2009, and assuming no other changes in the variables included in the table above, our debt-to-total market capitalization ratio would be approximately 90.5%. Our bank covenants are based on our gross asset value compared to our debt levels and are not subject to market fluctuations in our stock price.

Contractual Obligations

          The following table summarizes our significant contractual obligations as of December 31, 2008 (dollars in thousands):

	Payments Due By Period

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt:
Total consolidated debt service (1)	$7,306,485	$1,946,804	$1,937,618	$1,279,024	$2,143,039

Minority investors’ share in shopping center properties	(30,478)	(11,650)	(2,072)	(2,965)	(13,791)
Our share of unconsolidated affiliates debt service (2)	711,081	58,427	176,451	111,263	364,940

Our share of total debt service obligations	7,987,088	1,993,581	2,111,997	1,387,322	2,494,188

Operating leases: (3)
Ground leases on consolidated properties	89,967	2,428	4,972	4,981	77,586

Minority investors’ share in shopping center properties	(2,276)	(36)	(76)	(83)	(2,081)

Our share of total ground lease obligations	87,691	2,392	4,896	4,898	75,505

Purchase obligations: (4)

Construction contracts on consolidated properties	46,677	46,677	—	—	—
Our share of construction contracts on unconsolidated properties	39,417	39,417	—	—	—

	86,094	86,094	—	—	—

Total contractual obligations	$8,160,873	$2,082,067	$2,116,893	$1,392,220	$2,569,693

(1)

Represents principal and interest payments due under the terms of mortgage and other notes payable and includes $1,919,138 of variable-rate debt on four operating Properties, three construction loans, four secured credit facilities, one unsecured credit facility and two unsecured term facilities. The variable-rate loans on the operating Properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2008 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2008. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $151,122 of variable-rate indebtedness. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)

Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2010 to 2089 and generally provide for renewal options.

(4)

Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2008, but were not complete. The contracts are primarily for development, renovation and expansion of Properties.

Capital Expenditures

          Including our share of unconsolidated affiliates’ capital expenditures, we spent $42.2 million during the year ended December 31, 2008 for tenant allowances, which generally generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $18.5 million for the year ended December 31, 2008 and included $6.1 million for resurfacing and improved lighting of parking lots, $5.5 million for roof repairs and replacements and $6.9 million for various other capital expenditures. Renovation expenditures were $17.2 million for the year ended December 31, 2008.

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

          As part of our strategy to strengthen our liquidity position, we are focused on reducing capital expenditures related to renovations and tenant allowances. During 2008, we completed two renovations that began in 2007. Currently, the vast majority of our properties have been renovated within the last ten years and, due to this, we have decided to delay any future renovation plans.

          We have decided to suspend construction on major new projects that are currently in predevelopment and the pursuit of certain other projects until the retail climate becomes more favorable. Due to this, we incurred an increase in abandoned projects expense compared to the prior year of $10.1 million. None of the projects included in the write-offs were under construction. We will take a more conservative approach to development until we believe that the leasing environment has improved.

          An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

          The following tables summarize our development projects as of December 31, 2008:

Properties Opened Year-to-date
(Dollars in thousands)

			CBL’s Share of

Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Date Opened	Initial Yield (a)

Mall Expansions:
Cary Towne Center - Mimi’s Café	Cary, NC	6,674	$2,243	$1,072	Spring-08	15.0%

Coastal Grand - Ulta Cosmetics	Myrtle Beach, SC	10,000	1,494	1,956	Spring-08	8.7%
Coastal Grand - JCPenney	Myrtle Beach, SC	103,395	N/A	N/A	Spring-08	N/A (b)
Brookfield Square - Claim Jumpers	Brookfield, WI	12,000	3,430	2,859	Summer-08	9.7%
Southpark Mall - Foodcourt	Colonial Heights, VA	17,150	7,755	5,530	Summer-08	11.0%
High Pointe Commons - Christmas Trees Shops	Harrisburg, PA	34,938	6,247	6,130	Fall-08	9.0%
Laurel Park Place - Food Court	Detroit, MI	30,031	4,909	3,649	Winter-08	10.5%

Mall Renovations:
Georgia Square	Athens, GA	674,738	16,900	16,902	Spring-08	N/A
Brookfield Square	Brookfield, WI	1,132,984	18,100	17,999	Fall-08	N/A

Redevelopmets:
Parkdale Mall - Former Dillards (Phase I & II)	Beaumont,TX	70,220	29,266	17,117	Jan-08/ Fall-08	6.6%

Associated/Lifestyle Centers:
Brookfield Square - Corner Development	Brookfield, WI	19,745	10,718	8,638	Winter-08	8.4%

Community/Open-Air Centers:
Alamance Crossing - Theater	Burlington, NC	82,997	18,882	11,158	Spring-08	8.4%
Statesboro Crossing (c)	Statesboro, GA	160,166	20,266	20,573	Fall-08/ Summer-10	8.1%

			CBL’s Share of

Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Date Opened	Initial Yield (a)

Mixed-Use Center:
Pearland Town Center (Retail Portion)	Pearland, TX	692,604	151,366	128,681	Summer-08	8.2%
Pearland Town Center (Hotel Portion)	Pearland, TX	72,500	17,583	16,142	Summer-08	8.4%
Pearland Town Center (Residential Portion)	Pearland, TX	68,110	10,677	9,665	Summer-08	9.8%
Pearland Town Center (Office Portion)	Pearland, TX	51,560	10,306	7,850	Summer-08	8.8%

Office:
CBL Center II	Chattanooga, TN	74,598	17,120	13,648	January-08	8.6%

		3,314,410	$347,262	$289,569

Announced Property Renovations and Redevelopments
(Dollars in thousands)

			CBL’s Share of

Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Opening Date	Initial Yield (a)

Redevelopments:
West County - Former Lord & Taylor	St. Louis, MO	90,620	$34,149	$21,231	Spring-09	9.9%

Properties Under Development at December 31, 2008
(Dollars in thousands)

			CBL’s Share of

Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Opening Date	Initial Yield (a)

Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$7,260	Spring-09	5.3%
Oak Park Mall - Barnes & Noble	Kansas City, KS	35,539	9,619	9,948	Spring-09	6.9%

Community/Open-Air Centers:
Hammock Landing (Phase I and Phase 1A) (d)	West Melbourne, FL	463,153	39,286	40,660	Spring-09/ Fall-10	7.5	% *
Settlers Ridge (Phase I) (e)	Robinson Township, PA	389,773	99,009	50,040	Fall-09	6.4	% *

The Pavilion at Port Orange (Phase I and Phase 1A) (d)	Port Orange, FL	495,669	73,813	39,244	Fall-09/ Summer-10	6.5	% *

The Promenade (c)	D’Iberville, MS	681,317	87,058	46,806	Fall-09	8.0%

		2,105,451	$320,469	$193,958

*	Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.
(a)	Pro forma initial yields represented here may be lower than actual initial returns as they are reduced for management and development fees.
(b)	The Company is leasing the land to JCPenney at an annual yield of 17.7% based on land costs.
(c)

Statesboro Crossing is a 50/50 joint venture. The Promenade is an 85/15 joint venture. Amounts shown are 100% of total cost to date as CBL has funded all costs to date. Costs to date may be gross of applicable reimbursements that have not yet been received.

(d)	50/50 joint venture. Cost to date may be gross of applicable reimbursements that have not yet been received.
(e)

60/40 joint venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Costs to date may be gross of applicable reimbursements that have not yet been received.

          We have four major development projects currently under construction that are scheduled to open in 2009. There is no additional capital currently required for these projects as all equity has been funded. Construction loans are in place for the remaining development costs. We have taken measures to limit our initial exposure on these projects by phasing the small shop portions or converting sections of the small shop portions to junior anchor spaces. While the leasing environment is certainly difficult, we anticipate strong openings. We have made good progress on the leasing front, recently announcing more than a dozen new retailers joining The Pavilion at Port Orange (“The Pavilion”) in Port Orange, FL. The first phase of the project is over 85% leased and committed. Hollywood Theaters will open at The Pavilion in Fall 2009 and additional stores and restaurants will follow in 2010.

          In April 2009, we will open the first phase of Hammock Landing, a 750,000 square foot power center located in West Melbourne, FL. Kohl’s, Michaels, Petco, Marshall’s and other retailers will open at the grand opening of the project. The first phase is more than 84% leased and committed.

          Settlers Ridge in Pittsburgh, PA and The Promenade in D’Iberville, MS, will also celebrate grand openings later this year with an array of anchor and junior anchor stores. Settlers Ridge is currently 80% leased and committed and The Promenade is 70% leased and committed.

          We are also enhancing existing centers where we should see a positive effect for the property and our portfolio. Barnes & Noble opened at West County Mall in St. Louis, MO and will soon be joined by McCormick & Schmicks and Bravo. Two additional Barnes & Noble stores will be opening this year at Oak Park Mall in Kansas City and Asheville Mall in Asheville, NC. We will also open two Carmike Cinemas and a Regal Theater in our portfolio this year. Beyond the current slate of construction projects, we are not pursuing any additional new developments.

          We opened our first international development project, Plaza Macaé, in Macaé, Brazil in September 2008. The project opened 92% leased and committed and has been generating very strong traffic and sales. We are very pleased with the results of this project, but we have decided to cease committing capital to additional projects in Brazil as we may have better opportunities domestically and due to our current focus on liquidity preservation.

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

          We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects presented above, we do not have any other material capital commitments as of December 31, 2008.

Acquisitions

          During the first quarter of 2008, CBL-TRS completed its acquisition of properties from the Starmount Company when it acquired Renaissance Center, located in Durham, NC, for $89.6 million and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5.0 million. The aggregate purchase price consisted of $58.1 million in cash and the assumption of $36.5 million of non-recourse debt that bears interest at a fixed interest rate of 5.61% and matures in July 2016.

Dispositions

          We received $17.9 million in net proceeds from the sales of 14 parcels of land during the year ended December 31, 2008.

          In April 2008, we completed the sale of five community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24.3 million. In June 2008, we completed the sale of an office property for $1.2 million. In August 2008, we completed the sale of a community center located in Greensboro, NC for $19.5 million. In December 2008, we completed the sale of an office building and an adjacent, vacant parcel located in Greensboro, NC for $14.6 million. We recorded a gain of $2.3 million during the year ended

December 31, 2008 attributable to these sales. Proceeds from the dispositions were used to retire a portion of the outstanding balance on the unsecured term facility that was obtained to purchase these properties. These properties had been classified as held-for-sale prior to their disposition and their results are included in discontinued operations for the year ended December 31, 2008 and 2007.

          In June 2008, we sold Chicopee Marketplace III in Chicopee, MA to a third party for a net sales price of $7.5 million and recognized a gain on the sale of $1.5 million. The results of operations of this property have been reclassified to discontinued operations for the year ended December 31, 2008 and 2007.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

          We have ownership interests in 23 unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

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

          We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at December 31, 2008 on the loans was $35.7 million of which we have guaranteed $9.6 million. We recorded an obligation of $0.3 million in our consolidated balance sheet as of December 31, 2008 and 2007 to reflect the estimated fair value of the guaranty.

          We have guaranteed 100% of the construction loan of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $67.0 million. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at December 31, 2008 on the loan was $31.2 million. The guaranty will expire upon repayment of the debt.  The loan matures in August 2010.  We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheet as of December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $112.0 million. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at December 31, 2008 on the loan was $33.4 million. The guaranty will expire upon repayment of debt.  The loan matures in June 2011. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheet as of December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $20.4 million as of December 31, 2008. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

          Our guarantees and the related accounting are more fully described in Note 14 to the consolidated financial statements.

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

Carrying Value of Long-Lived Assets

           We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value. Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved. No impairments were incurred during 2008 and 2007.

Allowance for Doubtful Accounts

          We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.

Investments in Unconsolidated Affiliates

          Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to our historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of our interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to our historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers’ interests in the joint venture. Profit recognition assumes that we have no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method under Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate, are met.

          We account for our investment in joint ventures where we own a non-controlling interest or where we are not the primary beneficiary of a variable interest entity using the equity method of accounting. Under the equity method, our cost of investment is adjusted for our share of equity in the earnings of the unconsolidated affiliate and reduced by distributions received. Generally, distributions of cash flows from operations and capital events are first made to partners to pay cumulative unpaid preferences on unreturned capital balances and then to the partners in accordance with the terms of the joint venture agreements.

          Any differences between the cost of our investment in an unconsolidated affiliate and our underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of our investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on our investment and our share of development and leasing fees that are paid by the unconsolidated affiliate to us for development and leasing services provided to the unconsolidated affiliate during any development periods. The net difference between our investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates is generally amortized over a period of 40 years.

          On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated joint ventures may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent an impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized. No impairments were incurred during 2008 and 2007.

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

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests.SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

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

Impact of Inflation and Deflation

          During the latter half of 2007 and the majority of 2008, credit availability was virtually unlimited and consumer confidence was at a high. However, due to the current economic crisis that arose primarily in the fourth quarter of 2008 when the credit and investment markets crashed, consumers have experienced drastic decreases in the prices of their equity securities investments, certain savings accounts linked to securities markets and housing values, combined with increases, in most parts of the country, in prices of energy and utilities. Decreased spending due to low consumer confidence, coupled with high energy and utilities prices have left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay-offs of employees. This has left the country to face one of the highest unemployment rates in recent history. During this deflationary-type period, generally prices of consumer goods have decreased in an effort to spur consumer spending as one method to assist in the turnaround of the current recession-level conditions.  Consumers are wary of their purchases, especially those that are discretionary in nature, and are seeking lower-cost alternatives when buying both discretionary and necessary goods. This has left many businesses with no alternative but to decrease prices on goods and services simply to stay in business.

          During inflationary periods, substantially all of our tenant leases contain provisions designed to mitigate the impact of inflation. These provisions include clauses enabling us to receive percentage rent based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years, which may provide us the opportunity to replace existing leases with new leases at higher base and/or percentage rent if rents of the existing leases are below the then existing market rate. Most of the leases require the tenants to pay a fixed amount subject to annual increases for, or their share of, operating expenses, including common area maintenance, real estate taxes, insurance and certain capital expenditures, which reduces our exposure to increases in costs and operating expenses resulting from inflation.

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

          FFO of the Operating Partnership increased to $376.3 million in 2008 compared to $361.5 million in 2007. The increase in FFO was primarily attributable to the results of the New Properties, partially offset by the decline in results of the Comparable Properties. Although FFO of the Operating Partnership improved year over year, it included an increased write-down of $10.2 million related to abandoned projects expense and an increase of $7.9 million in bad debt expense.

          The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Year Ended December 31,

	2008	2007	2006

Net income available to common shareholders	$9,768	$59,372	$86,933
Minority interest in earnings of operating partnership	7,495	46,246	70,323
Depreciation and amortization expense of:
Consolidated properties	332,475	243,522	228,531
Unconsolidated affiliates	29,987	17,326	13,405
Discontinued operations	892	1,297	2,307
Non-real estate assets	(1,027)	(919)	(851)
Minority investors’ share of depreciation and amortization	(958)	(132)	(2,286)
Sales of operating real estate assets	—	—	119
Gain on discontinued operations	(3,798)	(6,056)	(8,392)
Income tax provision on disposal of discontinued operations	1,439	872	—

Funds from operations of the operating partnership	376,273	361,528	390,089
Percentage allocable to Company shareholders (1)	56.59%	56.32%	55.32%

Funds from operations allocable to Company shareholders	$212,933	$203,613	$215,797

(1)

Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We are exposed to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in interest and foreign exchange rates. Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. We employ various derivative programs to manage certain portions of our market risk associated with interest rates. See Note 6 of the notes to consolidated financial statements for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

          Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2008, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $8.1 million and, after the effect of capitalized interest, annual earnings by approximately $7.1 million.

          Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2008, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $88.4 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Index to Financial statements contained in Item 15 on page 72.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

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

Internal Control over Financial Reporting

          Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2008, we maintained effective internal control over financial reporting, as stated in our report which is included herein.

          The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 15.

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

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

          Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2008 as stated in their report which is included herein in Item 15.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Incorporated herein by reference to the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our most recent definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 4, 2009.

          Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

          Incorporated herein by reference to the sections entitled “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2008”, in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

           Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “Certain Relationships and Related Transactions” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

          Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 4, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Lebovitz	Chairman of the Board, and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

Charles B. Lebovitz

/s/ John N. Foy	Vice Chairman of the Board, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2009

John N. Foy

/s/ Stephen D. Lebovitz	Director, President and Secretary	March 2, 2009

Stephen D. Lebovitz

/s/ Claude M. Ballard	Director	March 2, 2009

Claude M. Ballard

/s/ Leo Fields	Director	March 2, 2009

Leo Fields

/s/ Matthew S. Dominski	Director	March 2, 2009

Matthew S. Dominski

/s/ Winston W. Walker	Director	March 2, 2009

Winston W. Walker

/s/ Gary L. Bryenton	Director	March 2, 2009

Gary L. Bryenton

/s/ Martin J. Cleary	Director	March 2, 2009

Martin J. Cleary

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

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 2, 2009

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,

	2008	2007

ASSETS
Real estate assets:
Land	$902,504	$917,578
Buildings and improvements	7,503,334	7,263,907

	8,405,838	8,181,485
Accumulated depreciation	(1,310,173)	(1,102,767)

	7,095,665	7,078,718
Developments in progress	225,815	323,560

Net investment in real estate assets	7,321,480	7,402,278
Cash and cash equivalents	51,220	65,826
Cash held in escrow	2,707	—
Receivables:
Tenant, net of allowance for doubtful accounts of $1,910 in 2008 and $1,126 in 2007	74,402	72,570
Other	12,145	10,257
Mortgage notes receivable	58,961	135,137
Investments in unconsolidated affiliates	207,618	142,550
Intangible lease assets and other assets	305,802	276,429

	$8,034,335	$8,105,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage and other notes payable	$6,095,676	$5,869,318
Accounts payable and accrued liabilities	329,991	394,884

Total liabilities	6,425,667	6,264,202
Commitments and contingencies (Notes 3, 5 and 14)
Minority interests	815,010	920,297

Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2008 and 2007	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2008 and 2007	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 66,394,844 and 66,179,747 shares issued and outstanding in 2008 and 2007, respectively	664	662
Additional paid-in capital	1,008,883	990,048
Accumulated other comprehensive loss	(22,594)	(20)
Accumulated deficit	(193,307)	(70,154)

Total shareholders’ equity	793,658	920,548

	$8,034,335	$8,105,047

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31

	2008	2007	2006

REVENUES:
Minimum rents	$716,570	$645,753	$616,147
Percentage rents	18,375	22,472	23,825
Other rents	22,887	23,121	20,061
Tenant reimbursements	336,173	318,755	307,037
Management, development and leasing fees	19,393	7,983	5,067
Other	24,820	21,860	23,365

Total revenues	1,138,218	1,039,944	995,502

EXPENSES:
Property operating	190,148	169,489	159,827
Depreciation and amortization	332,475	243,522	228,531
Real estate taxes	95,393	87,552	80,316
Maintenance and repairs	65,617	58,111	54,153
General and administrative	45,241	37,852	39,522
Loss on impairment of real estate assets	—	—	480
Other	33,333	18,525	18,623

Total expenses	762,207	615,051	581,452

Income from operations	376,011	424,893	414,050
Interest and other income	10,076	10,923	9,084
Interest expense	(313,209)	(287,884)	(257,067)
Loss on extinguishment of debt	—	(227)	(935)
Impairment of marketable securities	(17,181)	(18,456)	—
Gain on sales of real estate assets	12,401	15,570	14,505
Equity in earnings of unconsolidated affiliates	2,831	3,502	5,295
Income tax provision	(13,495)	(8,390)	(5,902)
Minority interest in earnings:
Operating Partnership	(7,495)	(46,246)	(70,323)
Shopping center properties	(23,959)	(12,215)	(4,136)

Income from continuing operations	25,980	81,470	104,571
Operating income of discontinued operations	1,809	1,621	4,538
Gain on discontinued operations	3,798	6,056	8,392

Net income	31,587	89,147	117,501
Preferred dividends	(21,819)	(29,775)	(30,568)

Net income available to common shareholders	$9,768	$59,372	$86,933

Basic per share data:
Income from continuing operations, net of preferred dividends	$0.06	$0.79	$1.16
Discontinued operations	0.09	0.12	0.20

Net income available to common shareholders	$0.15	$0.91	$1.36

Weighted average common shares outstanding	66,005	65,323	63,885
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.06	$0.78	$1.13
Discontinued operations	0.09	0.12	0.20

Net income available to common shareholders	$0.15	$0.90	$1.33

Weighted average common and potential dilutive common shares outstanding	66,148	65,913	65,269

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total

Balance, January 1, 2006	$32	$625	$1,045,424	$(8,895)	$288	$44,446	$1,081,920
Net income	—	—	—	—	—	117,501	117,501
Realized gain on available-for-sale securities	—	—	—	—	(1,073)	—	(1,073)
Unrealized gain on available-for-sale securities	—	—	—	—	804	—	804

Total comprehensive income							117,232
Dividends declared - common stock	—	—	—	—	—	(121,678)	(121,678)
Dividends declared - preferred stock	—	—	—	—	—	(30,568)	(30,568)
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	(8,895)	8,895	—	—	—
Issuance of 244,472 shares of common stock and restricted common stock	—	2	2,721	—	—	—	2,723
Cancellation of 34,741 shares of restricted common stock	—	—	(1,154)	—	—	—	(1,154)
Exercise of stock options	—	7	8,915	—	—	—	8,922
Accrual under deferred compensation arrangements	—	—	93	—	—	—	93
Amortization of deferred compensation	—	—	3,987	—	—	—	3,987
Income tax benefit from stock-based compensation	—	—	3,181	—	—	—	3,181
Conversion of Operating Partnership units into 1,979,644 shares of common stock	—	20	21,963	—	—	—	21,983
Adjustment for minority interest in Operating Partnership	—	—	(1,785)	—	—	—	(1,785)

Balance, December 31, 2006	32	654	1,074,450	—	19	9,701	1,084,856
Net income	—	—	—	—	—	89,147	89,147
Net unrealized loss on available-for-sale securities	—	—	—	—	(18,495)	—	(18,495)
Impairment of marketable securities	—	—	—	—	18,456	—	18,456

Total comprehensive income							89,108
Dividends declared - common stock	—	—	—	—	—	(135,672)	(135,672)
Dividends declared - preferred stock	—	—	—	—	—	(26,145)	(26,145)
Repurchase of 148,500 shares of common stock	—	(1)	(1,612)	—	—	(3,555)	(5,168)
Redemption of 8.75% Series B Cumulative Redeemable Stock	(20)	—	(96,350)	—	—	(3,630)	(100,000)
Issuance of 98,349 shares of common stock and restricted common stock	—	1	3,486	—	—	—	3,487
Cancellation of 42,611 shares of restricted common stock	—	—	(1,245)	—	—	—	(1,245)
Exercise of stock options	—	8	11,359	—	—	—	11,367
Accrual under deferred compensation arrangements	—	—	51	—	—	—	51
Amortization of deferred compensation	—	—	3,639	—	—	—	3,639
Income tax benefit from stock-based compensation	—	—	5,631	—	—	—	5,631
Adjustment for minority interest in Operating Partnership	—	—	(9,361)	—	—	—	(9,361)

Balance, December 31, 2007	$12	$662	$990,048	$—	$(20)	$(70,154)	$920,548

CBL & Associates Properties, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)
(Continued)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance, December 31, 2007	$12	$662	$990,048	$—	$(20)	$(70,154)	$920,548
Net income	—	—	—	—	—	31,587	31,587
Net unrealized loss on available-for-sale securities	—	—	—	—	(17,159)	—	(17,159)
Impairment of marketable securities	—	—	—	—	17,181	—	17,181
Unrealized loss on hedging instruments	—	—	—	—	(15,574)	—	(15,574)
Unrealized loss on foreign currency translation adjustment	—	—	—	—	(7,022)	—	(7,022)

Total comprehensive income							9,013
Dividends declared - common stock	—	—	—	—	—	(132,921)	(132,921)
Dividends declared - preferred stock	—	—	—	—	—	(21,819)	(21,819)
Issuance of 176,842 shares of common stock and restricted common stock	—	2	851	—	—	—	853
Cancellation of 26,932 shares of restricted common stock	—	—	(530)	—	—	—	(530)
Exercise of stock options	—	—	584	—	—	—	584
Accelerated vesting of share-based compensation	—	—	(508)	—	—	—	(508)
Accrual under deferred compensation arrangements	—	—	329	—	—	—	329
Amortization of deferred compensation	—	—	4,712	—	—	—	4,712
Income tax benefit from share-based compensation	—	—	3,705	—	—	—	3,705
Adjustment for minority interest in Operating Partnership	—	—	9,692	—	—	—	9,692

Balance, December 31, 2008	$12	$664	$1,008,883	$—	$(22,594)	$(193,307)	$793,658

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,587	$89,147	$117,501
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	31,454	58,461	74,459
Depreciation	184,088	159,823	141,750
Amortization	158,661	92,266	96,111
Net amortization of above and below market leases	(10,659)	(10,584)	(12,581)
Amortization of debt premiums	(7,909)	(7,714)	(7,501)
Gains on sales of real estate assets	(12,401)	(15,570)	(14,505)
Impairment of marketable securities	17,181	18,456	—
Realized gain on available-for-sale securities	—	—	(1,073)
Gain on discontinued operations	(3,798)	(6,056)	(8,392)
Share-based compensation expense	5,016	6,862	6,190
Income tax benefit from stock-based compensation	7,472	9,104	5,750
Equity in earnings of unconsolidated affiliates	(2,831)	(3,502)	(5,295)
Distributions of earnings from unconsolidated affiliates	15,661	9,450	12,285
Write-off of development projects	12,351	2,216	923
Loss on extinguishment of debt	—	227	935
Loss on impairment of real estate assets	—	—	480
Changes in:
Tenant and other receivables	(3,720)	(3,827)	(20,083)
Other assets	(3,573)	(1,787)	(2,788)
Accounts payable and accrued liabilities	513	73,307	4,745

Net cash provided by operating activities	419,093	470,279	388,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(437,765)	(556,600)	(452,383)
Acquisitions of real estate assets and intangible lease assets	—	(376,444)	—
Proceeds from sales of real estate assets	93,575	68,620	127,117
Proceeds from sales of available-for-sale securities	—	—	2,507
Purchases of available-for-sale securities	—	(24,325)	(15,464)
Purchase of municipal bonds	(13,371)	—	—
Additions to mortgage notes receivable	(749)	(102,933)	(300)
Payments received on mortgage notes receivable	105,554	4,617	224
Additions to restricted cash	(47,729)	—	—
Additions to cash held in escrow	(2,700)	—	—
Distributions in excess of equity in earnings of unconsolidated affiliates	58,712	18,519	16,852
Additional investments in and advances to unconsolidated affiliates	(107,651)	(112,274)	(18,046)
Purchase of minority interests in shopping center properties	—	(8,007)	—
Purchase of minority interests in the Operating Partnership	—	(9,502)	(3,610)
Changes in other assets	(8,487)	(4,792)	(4,136)

Net cash used in investing activities	(360,608)	(1,103,121)	(347,239)

CBL & Associates Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)
(Continued)

	Year Ended December 31,

	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	1,625,742	1,354,516	1,007,073
Principal payments on mortgage and other notes payable	(1,382,417)	(305,356)	(776,092)
Additions to deferred financing costs	(7,227)	(8,579)	(5,588)
Prepayment fees to extinguish debt	—	(227)	(557)
Proceeds from issuance of common stock	364	315	361
Proceeds from exercise of stock options	584	11,367	8,922
Income tax benefit from stock-based compensation	(7,472)	(9,104)	(5,750)
Additional costs of preferred stock offerings	—	—	—
Repurchase of common stock	—	(5,168)	(6,706)

Redemption of preferred stock	—	(100,000)	—
Contributions from minority partners	2,671	5,493	—
Distributions to minority interests	(137,435)	(114,583)	(110,037)
Dividends paid to holders of preferred stock	(21,819)	(26,145)	(30,568)
Dividends paid to common shareholders	(144,503)	(132,561)	(122,868)

Net cash provided by (used in) financing activities	(71,512)	669,968	(41,810)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,579)	—	—

Net change in cash and cash equivalents	(14,599)	37,126	(138)
Cash and cash equivalents, beginning of period	65,826	28,700	28,838

Cash and cash equivalents, end of period	$51,227	$65,826	$28,700

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1. ORGANIZATION

          CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Its shopping centers are located in 27 states and in Brazil, but are primarily in the southeastern and midwestern United States.

          CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of December 31, 2008, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), eight community centers, one mixed-use center and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in nine regional malls, three associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had two shopping center expansions and four community centers (each of which is owned in a joint venture) under construction as of December 31, 2008. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

          CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2008, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partnership interest in the Operating Partnership and CBL Holdings II, Inc. owned a 55.1% limited partnership interest for a combined interest held by CBL of 56.7%.

          The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2008, CBL’s Predecessor owned a 14.9% limited partner interest, Jacobs owned a 19.6% limited partner interest and various third parties owned an 8.8% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at December 31, 2008, for a combined effective interest of 21.0% in the Operating Partnership.

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

          The Company’s acquired intangibles and their balance sheet classifications as of December 31, 2008 and 2007, are summarized as follows:

	December 31, 2008		December 31, 2007

	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Other assets:
Above-market leases	$71,856	$(26,096)	$79,566	$(18,337)
In-place leases	76,948	(35,384)	98,315	(38,725)
Tenant relationships	56,803	(7,137)	49,796	(4,462)
Accounts payable and accrued liabilities:
Below-market leases	103,844	(49,709)	122,367	(42,751)

          These intangible assets are related to specific tenant leases. Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable. The total net amortization expense of the above acquired intangibles was $7,728, $4,327 and $6,570 in 2008, 2007 and 2006, respectively. The estimated total net amortization expense for the next five succeeding years is $7,012 in 2009, $6,860 in 2010, $5,939 in 2011, $5,720 in 2012 and $5,272 in 2013.

          The weighted-average amortization period, in years, for each of these intangible assets as of December 31, 2008 is as follows:

Weighted-average Amortization Period
Above-market leases	10.6
In-place leases	8.3
Tenant relationships	20.3
Below-market leases	7.9
Total	17.1

          Total interest expense capitalized was $18,457, $19,410 and $15,992 in 2008, 2007 and 2006, respectively.

Carrying Value of Long-Lived Assets

          The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value. The Company’s estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved.

          During 2006, the Company recognized a loss of $274 on the sale of two community centers and a loss of $206 on the sale of land. The aggregate loss of $480 was recorded as a loss on impairment of real estate assets. There were no impairment losses on real estate assets during 2008 and 2007.

Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

          Restricted cash of $80,626 and $35,370 was included in other assets at December 31, 2008 and 2007, respectively. Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities. As of December 31, 2008, $47,729 of the Company’s restricted cash related to funds held in a trust account for certain construction costs to be incurred in conjunction with one of our development projects.

Allowance for Doubtful Accounts

          The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $9.4 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively.  The Company recorded a benefit of $1.1 million during the year eneded December 31, 2006 due to a decrease in the allowance for doubtful accounts.

Investments in Unconsolidated Affiliates

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

          Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2008 and 2007, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $1,435 and $1,126, respectively, which is generally amortized over a period of 40 years.

          On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company’s estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized. See Note 5 for further discussion.

Deferred Financing Costs

          Net deferred financing costs of $14,527 and $14,989 were included in other assets at December 31, 2008 and 2007, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related notes payable. Amortization expense was $5,731, $4,188 and $4,178 in 2008, 2007 and 2006, respectively. Accumulated amortization was $13,725 and $11,719 as of December 31, 2008 and 2007, respectively.

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

          During 2008 and 2007, the Company recognized other-than-temporary impairments of certain marketable equity securities in the amount of $17,181 and $18,456, respectively, to write down the carrying value of the Company’s investments to their fair value.

          The following is a summary of the equity securities held by the Company as of December 31, 2008 and 2007:

	Gross Unrealized

	Adjusted Cost	Gains	Losses	Fair Value

December 31, 2008	$4,207	$2	$—	$4,209
December 31, 2007	$21,388	$9	$(29)	$21,368

Interest Rate Hedging Instruments

          The Company recognizes its derivative financial instruments in either Other Assets or Accrued Liabilities, as applicable, in the consolidated balance sheets and measures those instruments at fair value. The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company had entered into derivative agreements as of December 31, 2008 and 2007 that qualified as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges. The fair value of the cash flow hedges as of December 31, 2008 and 2007 was $(15,540) and $0, respectively. To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company recognized a loss of $61 in 2008 as a component of interest expense due to ineffectiveness on its designated hedging instruments. There was no ineffectiveness in 2007 and 2006. The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

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

          The Company receives reimbursements from tenants for real estate taxes, insurance, common area maintenance, and other recoverable operating expenses as provided in the lease agreements. Tenant reimbursements are recognized when earned in accordance with the tenant lease agreements. Tenant reimbursements related to certain capital expenditures are billed to tenants over periods of 5 to 15 years and are recognized as revenue when billed.

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

          As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $5,541, $2,546 and $4,580 during 2008, 2007 and 2006, respectively. The increase in state taxes during 2008 is primarily attributable to tax law changes that were implemented in the state of Tennessee effective June 2007 and the states of Michigan and Texas effective January 2008.

          The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable. The Company recorded an income tax provision of $13,495, $8,390 and $5,902 in 2008, 2007 and 2006, respectively. The income tax provision in 2008, 2007 and 2006 consisted of a current income tax provision of $11,627, $9,099 and $5,751, respectively, and a deferred income tax provision (benefit) of $1,868, $(709) and $151, respectively.

          The Company had a net deferred tax asset of $2,464 and $4,332 at December 31, 2008 and 2007, respectively. The net deferred tax asset at December 31, 2008 and 2007 is included in other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2008, the Company's tax years that generally remain subject to examination by its major tax jurisdictions included 2004 and 2005.

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

          The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.0% of the Company’s total revenues in 2008, 2007 or 2006.

Earnings Per Share

          Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive (see Note 8). The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Year Ended December 31,

	2008	2007	2006

Weighted average common shares	66,244	65,713	64,225
Effect of nonvested stock awards	(239)	(390)	(340)

Denominator – basic earnings per share	66,005	65,323	63,885
Dilutive effect of:
Stock options	69	456	1,189
Nonvested stock awards	39	94	138
Deemed shares related to deferred compensation arrangements	35	40	57

Denominator – diluted earnings per share	66,148	65,913	65,269

Comprehensive Income (Loss)

          Comprehensive income (loss) includes all changes in shareholders’ equity during the period, except those resulting from investments by shareholders and distributions to shareholders. Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.

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

Recent Accounting Pronouncements

          In September 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 133-1 and FASB Interpretation (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No 161. FSP FAS 133-1 and FIN 45-4 amends Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. It also amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure regarding the current status of the payment/performance risk of a guarantee. Further, it clarifies the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, for those entities with non-calendar fiscal year-ends. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS No. 133 and FIN 45 are effective for financial statements issued for fiscal years and interim periods ending after November 15, 2008, with early application encouraged. The adoption will not have an impact on the Company’s consolidated balance sheets and statements of operations.

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

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests.SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

2008 Acquisitions

          Effective February 1, 2008, the Company entered into a 50/50 joint venture, CBL-TRS Joint Venture II, LLC, affiliated with CBL-TRS Joint Venture, LLC, a 50/50 joint venture entered into by the Company on November 30, 2007 (collectively, “the CBL-TRS joint ventures”), both of which are joint venture partnerships with Teachers’ Retirement System of the State of Illinois (“TRS”). During the first quarter of 2008, the CBL-TRS joint ventures acquired Renaissance Center, located in Durham, NC, for $89,639 and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5,000, to complete the joint ventures’ acquisitions from the Starmount Company or its affiliates (the “Starmount Company”). The aggregate purchase price consisted of $58,121 in cash and the assumption of $36,518 of non-recourse debt that bears interest at a fixed rate of 5.61% and matures in July 2016.

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

          The PJV units of CWJV pay an annual preferred distribution at a rate of 5.0%. Subsequent to October 16, 2008, Westfield has the right to have all or a portion of the PJV units redeemed by CWJV for, at Westfield’s election, cash or property. The Company will have the right, but not the obligation, to purchase the PJV units after October 16, 2012 at their liquidation value, plus accrued and unpaid distributions. On the earliest to occur of June 30, 2013, immediately prior to the redemption of the PJV units, or immediately prior to the liquidation of CWJV or Westfield’s PJV units in CWJV, Westfield’s capital account may be increased by a capital contribution adjustment amount (“CCAA”). The CCAA represents the excess, if any, of the fair value of a share of the Company’s common stock on the above-specified date less $32.00 multiplied by 2.6 million shares. However, in no event shall the CCAA be greater than $26,000. The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies. As such, should the CCAA provision result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

          The results of operations of the acquired properties from Westfield and the Starmount Company have been included in the consolidated financial statements since their respective dates of acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the respective acquisition dates during the year ended December 31, 2007:

Land	$99,609
Buildings and improvements	1,098,404
Above—market leases	39,572
In—place leases	31,745

Total assets	1,269,330
Mortgage notes payable assumed	(458,182)
Net discount on mortgage notes payable assumed	4,045
Below—market leases	(42,122)

Net assets acquired	$773,071

          The following unaudited pro forma financial information is for the year ended December 31, 2007. It presents the results of the Company as if each of the 2007 acquisitions had occurred at the beginning of that year. However, the unaudited pro forma financial information does not represent what the consolidated results of operations or financial condition actually would have been if the acquisitions had occurred at the beginning of

2007. The pro forma financial information also does not project the consolidated results of operations for any future period. The pro forma results for the year ended December 31, 2007 are as follows:

2007

Total revenues	$1,129,089
Total expenses	(682,392)

Income from operations	$446,697

Income from continuing operations	$147,721

Net income available to common shareholders	$125,499

Basic per share data:
Income from continuing operations, net of preferred dividends	$1.80
Net income available to common shareholders	$1.92
Diluted per share data:
Income from continuing operations, net of preferred dividends	$1.79
Net income available to common shareholders	$1.90

2006 Acquisitions

          The Company did not complete any acquisitions in 2006.

NOTE 4. DISCONTINUED OPERATIONS

          During 2008, we completed the sale of seven community centers and two office properties, along with a parcel adjacent to one of the office properties, for an aggregate sales price of $67,098 and recognized gains of $3,814 and a deferred gain of $281 related to these sales, as follows:

          In June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7,523 and recognized a gain on the sale of $1,560. The results of operations of this property have been reclassified to discontinued operations for the years ended December 31, 2008 and 2007.

          As of March 31, 2008, the Company determined that 19 of the community center and office properties originally acquired during the fourth quarter of 2007 from the Starmount Company met the criteria to be classified as held-for-sale. In conjunction with their classification as held-for-sale, the results of operations from the properties were reclassified to discontinued operations.

          In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24,325. In June 2008, the Company completed the sale of one of the office properties for $1,200. The Company completed the sale of an additional community center located in Greensboro, NC in August 2008 for $19,500. In December 2008, we completed the sale of an additional office property and adjacent, vacant development land located in Greensboro, NC for $14,550. We recorded gains of $2,254 and a deferred gain of $281 during the year ended December 31, 2008 attributable to these sales. Proceeds received from the dispositions were used to retire a portion of the outstanding balance on the unsecured term facility that was obtained to purchase these properties.

          As of December 31, 2008, the Company determined that the properties that had not been sold during the year no longer met the held-for-sale criteria due to the improbability of additional sales related to the depressed real estate market and reclassified the results of operations from the properties to continuing operations for all periods presented, as applicable.

          During August 2007, the Company sold Twin Peaks Mall in Longmont, CO to a third party for an aggregate sales price of $33,600 and recognized a gain on the sale of $3,971. During December 2007, the Company sold The Shops at Pineda Ridge in Melbourne, FL to a third party for an aggregate sales price of $8,500 and recognized a gain on the sale of $2,294.

          During May 2006, the Company sold three community centers for an aggregate sales price of $42,280 and recognized a gain of $7,215. The Company also sold two community centers in May 2006 for an aggregate sales price of $63,000 and recognized a loss on impairment of real estate assets of $274. All five of these community centers were sold to Galileo America LLC (“Galileo America”) in connection with a put right the Company had previously entered into with Galileo America. The Company, as tenant, entered into separate master lease agreements with Galileo America, as landlord, covering a total of three spaces in the properties sold to Galileo America. Under each master lease agreement, the Company is obligated to pay Galileo America an agreed-upon minimum annual rent, plus a pro rata share of common area maintenance expenses and real estate taxes, for each designated space for a term of two years from the closing date. The Company had a liability of $0 and $56 at December 31, 2008 and 2007, respectively, for the amounts to be paid over the remaining terms of the master lease obligations.

          Total revenues of the centers described above that are included in discontinued operations were $4,416, $5,534 and $11,322 in 2008, 2007 and 2006, respectively. All periods presented have been adjusted to reflect the operations of the centers described above as discontinued operations.

NOTE 5. JOINT VENTURES AND OTHER PARTIALLY OWNED INVESTMENTS

Unconsolidated Affiliates

          At December 31, 2008, the Company had investments in the following 23 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest

CBL Brazil	Plaza Macaé	60.0%
CBL Macapa	Macapa Shopping	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	50.0%
Port Orange I, LLC	The Pavilion at Port Orange	50.0%
Port Orange II, LLC	The Landing	50.0%
TENCO-CBL Servicos Imobiliarios S.A.	Brazilian property management services company	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
Village at Orchard Hills, LLC	The Village at Orchard Hills	50.0%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
York Town Center, LP	York Town Center	50.0%

          Condensed combined financial statement information of these unconsolidated affiliates is presented as follows:

	December 31,

	2008	2007

ASSETS:
Investment in real estate assets	$1,265,236	$1,128,515
Less: Accumulated depreciation	(160,007)	(116,430)
	1,105,229	1,012,085
Construction in progress	159,213	7,983
Net investment in real estate assets	1,264,442	1,020,068
Other assets	95,428	86,367

Total assets	$1,359,870	$1,106,435

LIABILITIES:
Mortgage and other notes payable	$1,014,622	$875,387
Other liabilities	47,751	36,376

Total liabilities	1,062,373	911,763

OWNERS’ EQUITY:
The Company	189,830	126,071
Other investors	107,667	68,601

Total owners’ equity	297,497	194,672

Total liabilities and owners’ equity	$1,359,870	$1,106,435

	Year Ended December 31,

	2008	2007	2006

Total revenues	$159,620	$105,256	$94,785
Depreciation and amortization	(56,312)	(31,177)	(26,488)
Other operating expenses	(52,045)	(32,579)	(28,514)

Income from operations	51,263	41,500	39,783
Interest income	295	283	176
Interest expense	(54,346)	(36,850)	(34,731)
Loss on impairment of marketable securities	(189)	—	—
Gain on sales of real estate assets	5,723	3,118	5,244

Net income	$2,746	$8,051	$10,472

          Debt on these properties is non-recourse, excluding Parkway Place, West Melbourne and Port Orange. See Note 14 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

CBL Macapa

          In September 2008, the Company entered into a condominium partnership agreement with several individual investors, to acquire a 60% interest in a new retail development in Macapa, Brazil. As of December 31, 2008, the Company had incurred total funding of $233. Cash flows will be distributed on a pari passu basis among the partners. See Note 18 for information related to the divestment of this partnership subsequent to December 31, 2008.

TENCO-CBL Servicos Imobiliarios S.A.

          In April 2008, the Company entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A. (“TENCO-CBL”), with TENCO Realty S.A. to form a property management services organization in Brazil. The Company obtained its 50% interest in the joint venture by immediately contributing cash of $2,000, and agreeing to contribute, as part of the purchase price, any future dividends up to $1,000. TENCO Realty S.A. will be responsible for managing the joint venture. Net cash flow and income (loss) will be allocated 50/50 to TENCO

Realty S.A. and the Company. See Note 18 for information related to the divestment of this partnership subsequent to December 31, 2008.

West Melbourne

          Effective January 30, 2008, the Company entered into two 50/50 joint ventures, West Melbourne I, LLC and West Melbourne II, LLC, with certain affiliates of Benchmark Development (“Benchmark”) to develop Hammock Landing, an open-air shopping center in West Melbourne, Florida that will be developed in two phases. The Company obtained its 50% interests in the joint ventures by contributing cash of $9,685. The Company will develop and manage Hammock Landing. Under the terms of the joint venture agreement, any additional capital contributions are to be funded on a 50/50 basis. Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company. On August 13, 2008, the joint venture obtained a construction loan with an initial capacity of $67,000 and a land loan in the amount of $3,640 of which $31,177 and $3,640, respectively, was outstanding as of December 31, 2008. The construction loan matures in August 2010, bears interest at the London Interbank Offered Rate (“LIBOR”) plus 2% and has two one-year extension options, which are at the Company’s election, for an outside maturity date of August 2012. The land loan matures in August 2010, bears interest at LIBOR plus 2% and has a one-year extension option, which is at the Company’s election, for an outside maturity date of August 2011.

Port Orange

          Effective January 30, 2008, the Company entered into two 50/50 joint ventures, Port Orange I, LLC and Port Orange II, LLC, with Benchmark to develop The Pavilion at Port Orange (the “Pavilion”), an open-air shopping center in Port Orange, Florida that will be developed in two phases. The Company obtained its 50% interests in the joint ventures by contributing cash of $13,812. The Company will develop and manage the Pavilion. Under the terms of the joint venture agreement, any additional capital contributions are to be funded on a 50/50 basis. Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company. On June 30, 2008, the joint venture obtained a construction loan with a capacity of $112,000 and a land loan in the amount of $8,300 of which $33,384 and $8,300, respectively, was outstanding as of December 31, 2008. The construction loan matures in June 2011, bears interest at LIBOR plus 1.25% and has two one-year extension options, which are at the Company’s election, for an outide maturity date of June 2013. The land loan matures in June 2011, bears interest at LIBOR plus 1.25% and has a one-year extension option, which is at the Company’s election, for an outside maturity date of June 2012.

CBL-TRS Joint Ventures

          Effective November 30, 2007, the Company entered into a 50/50 joint venture, CBL-TRS Joint Venture, LLC (“CBL-TRS”), with TRS. CBL-TRS acquired a portfolio of retail and office buildings in North Carolina including Friendly Center and The Shops at Friendly Center in Greensboro and six office buildings located adjacent to Friendly Center. The portfolio was acquired from the Starmount Company. The total purchase price paid by CBL-TRS was $260,679, which consisted of $216,146 in cash, including transaction costs, and the assumption of $44,533 of non-recourse debt at a fixed interest rate of 5.90% that matures in January 2017.

          The Company and TRS each contributed cash of $58,045 to CBL-TRS. The Company also made a short-term loan of $100,000 to CBL-TRS that was repaid through financing obtained independently by CBL-TRS. On April 5, 2008, CBL-TRS obtained a $100,000 non-recourse loan with a fixed interest rate of 5.33% and matures on April 5, 2013.

          Effective February 1, 2008, the Company entered into a second 50/50 joint venture, CBL-TRS Joint Venture II, LLC (“CBL-TRS II”), with TRS. During the first quarter of 2008, CBL-TRS II acquired Renaissance Center, located in Durham, NC, for $89,639 and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5,000, to complete the CBL-TRS joint ventures’ acquisitions from the Starmount Company. The aggregate purchase price consisted of $58,121 in cash and the assumption of $36,518 of non-recourse debt that bears interest at a fixed rate of 5.61% and matures in July 2016. The Company and TRS each contributed cash of $29,089. On

April 5, 2008, CBL-TRS II obtained a $15,000 non-recourse loan with a fixed interest rate of 5.33% and matures on April 5, 2013.

          Under the terms of the joint venture agreements, neither member is required to make additional capital contributions, except as specifically stated in the agreement governing the joint venture. The CBL-TRS joint ventures’ profits and distributions of cash flows are allocated 50/50 to TRS and the Company.

CBL Brazil

          In October 2007, the Company entered into a condominium partnership agreement with several individual investors and a former land owner to acquire a 60% interest in a new retail development in Macaé, Brazil. The retail center opened in September 2008. At December 31, 2008, the Company had incurred total funding of $18,510. TENCO-CBL developed and manages the center. Cash flows will be distributed on a pari passu basis among the partners.

Galileo America Joint Venture

          In 2003, the Company formed Galileo America, a joint venture with Galileo America, Inc., the U.S. affiliate of Australia-based Galileo America Shopping Trust, to invest in community centers throughout the United States. In 2005, the Company transferred all of its ownership interest in the joint venture to Galileo America. In conjunction with this transfer, the Company sold its management and advisory contracts with Galileo America to New Plan Excel Realty Trust, Inc. (“New Plan”). New Plan retained the Company to manage nine properties that Galileo America had recently acquired from a third party for a term of 17 years beginning on August 10, 2008 and agreed to pay the Company a management fee of $1,000 per year. Subsequent to the date of this agreement, New Plan was acquired by an affiliate of Centro Properties Group (“Centro”). In October 2007, the Company received notification that Centro had determined to exercise its right to terminate the management agreement by paying the Company a termination fee, payable on August 10, 2008. Due to uncertainty regarding the collectibility of the fee, the Company did not recognize the fee as income at that time. In August 2008, the Company received the termination fee of $8,000, including the final installment of an annual advisory fee of $1,000, which has been recorded as management fee income in the accompanying consolidated statement of operations for the year ended December 31, 2008.

Variable Interest Entities

          In August 2007, the Company entered into a joint venture agreement with a third party to develop and operate Statesboro Crossing, an open-air shopping center in Statesboro, GA. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary since it is required to fund all of the equity portion of the development costs. The Company earns a preferred return on its investment until it has been returned. As a result, the joint venture is presented in the accompanying financial statements as of December 31, 2008 and 2007 on a consolidated basis, with any interests of the third party reflected as minority interest. At December 31, 2008 and 2007, this joint venture had total assets of $21,644 and $4,921, respectively, and a mortgage note payable of $15,549 as of December 31, 2008.

          In May 2007, the Company entered into a joint venture, Village at Orchard Hills, LLC, with certain third parties to develop and operate The Village at Orchard Hills, a lifestyle center in Grand Rapids Township, MI. The Company holds a 50% ownership interest in the joint venture. The Company determined that its investment represented a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the joint venture was presented in the accompanying financial statements as of December 31, 2007 on a consolidated basis, with the interests of the third parties reflected as minority interest. During the second quarter of 2008, the Company reconsidered whether this entity was a variable interest entity and determined that it was not. As a result, the Company ceased consolidating this variable interest entity and began accounting for it as an unconsolidated affiliate using the equity method of accounting during the second quarter of 2008. During the fourth quarter of 2008, the Company suspended the development of this property. As a result, the Company has written down its investment in this joint venture to its net realizable value. At December 31, 2008 and 2007, the Company had a total investment in this project of $700 and $3,000, respectively.

          In March 2007, the Company entered into a joint venture agreement with a third party to develop and operate Settlers Ridge, an open-air shopping center in Robinson Township, PA. The Company holds a 60% ownership interest in the joint venture. The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary since it is required to fund all of the equity portion of the development costs. The Company earns a preferred return on its investment until it has been returned. The joint venture is presented in the accompanying financial statements on a consolidated basis, with any interests of the third party reflected as minority interest. At December 31, 2008 and 2007, this joint venture had total assets of $50,042 and $31,549, respectively, and a mortgage note payable of $15,269 and $3,194, respectively.

          The Company has a 10% ownership interest and is the primary beneficiary in a joint venture that owns and operates Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. At December 31, 2008 and 2007, this joint venture had total assets of $63,249 and $53,727, respectively, and a mortgage note payable of $36,017 and $36,535, respectively.

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

          In October 2006, the Company entered into a loan agreement with a third party under which the Company would loan the third party up to $18,000 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provided that the Company could convert the loan to a 50% ownership interest in the third party at anytime. The Company determined that its loan to the third party represented a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity. During the first quarter of 2008, the Company agreed to receive title to the underlying land as full payment of the $18,000 loan. The transaction had no impact on the Company’s consolidated financial statements.

          In October 2006, the Company entered into a loan agreement with a third party under which the Company would loan the third party up to $7,300 to fund land acquisition costs and certain predevelopment expenses for the purpose of developing a shopping center. The loan agreement provides that, in certain circumstances, the Company may convert the loan to a 25% ownership interest in the third party. As of

December 31, 2006, the Company determined that its loan to the third party was a variable interest in a variable interest entity and that the Company was the primary beneficiary. As a result, the Company consolidated this entity as of December 31, 2006. During 2007, the Company reconsidered its status as the primary beneficiary of this variable interest entity and determined that it no longer was the primary beneficiary. Therefore, the Company ceased consolidating this variable interest entity and has recorded the loan as a mortgage note receivable. The loan bears interest at 9.0% and was scheduled to mature on October 31, 2008. This receivable is currently being renegotiated and it is anticipated that the Company will obtain ownership of the land securing the note and will ground lease the land to the current mortgagee.

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

          During the first quarter of 2008, the Company became aware that a lender to Jinsheng had declared an event of default under its loan, claiming that the loan proceeds had been improperly advanced to a related party entity owned by Jinsheng’s founder. As a result, the lender sought to exercise its rights to register ownership of 100% of the shares of Jinsheng that were pledged as collateral for the loan. The loan was repaid in full, including interest, penalty and other charges, during the second quarter of 2008 and the pledged shares were released by the lender. The Company and its fellow investor subsequently negotiated with Jinsheng’s founder and implemented a restructuring plan during the fourth quarter of 2008 that included, among other things, the settlement of a significant portion of the related party receivable primarily through the contribution to Jinsheng of certain commercial and residential properties. As of December 31, 2008, the Company has determined that its investment in Jinsheng is not impaired.

NOTE 6. MORTGAGE AND OTHER NOTES PAYABLE

          Mortgage and other notes payable consisted of the following:

	December 31, 2008		December 31, 2007

	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)

Fixed-rate debt:
Non-recourse loans on operating properties	$4,208,347	6.13%	$4,293,515	5.93%
Secured line of credit (2)	400,000	4.45%	250,000	4.51%

Total fixed-rate debt	4,608,347	5.99%	4,543,515	5.85%

Variable-rate debt:
Recourse term loans on operating properties	262,946	2.49%	81,767	6.15%
Unsecured line of credit	522,500	1.92%	490,232	5.98%
Secured lines of credit	149,050	1.45%	326,000	5.71%
Unsecured term facilities	437,494	1.88%	348,800	5.95%
Construction loans	115,339	1.74%	79,004	6.20%

Total variable-rate debt	1,487,329	1.95%	1,325,803	5.93%

Total	$6,095,676	5.01%	$5,869,318	5.87%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding the amortization of deferred financing costs.
(2)

The Company has entered into interest rate swaps on notional amounts totaling $400,000 and $250,000 as of December 31, 2008 and 2007, respectively, related to its largest secured line of credit to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

          Non-recourse and recourse term loans include loans that are secured by properties owned by the Company that have a net carrying value of $6,370,927 at December 31, 2008.

Unsecured Line of Credit

          The Company has an unsecured line of credit with total availability of $560,000 that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured line of credit. The line of credit matures in August 2009 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of August 2011. At December 31, 2008, the outstanding borrowings of $522,500 under the unsecured line of credit had a weighted average interest rate of 1.92%.

Unsecured Term Facilities

          In April 2008, the Company entered into a new unsecured term facility with total availability of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility. At December 31, 2008, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 2.11%. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured line of credit, the $524,850 secured line of credit and the unsecured term facility with a balance of $209,494 as of December 31, 2008 that was used for the acquisition of certain properties from the Starmount Company or its affiliates. The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013. The facility was used to pay down outstanding balances on the Company’s unsecured line of credit.

          The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At December 31, 2008, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.63%. The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The agreement to the facility contains default provisions customary for transactions of this nature and also contains cross-default provisions for defaults of the Company’s $560,000 unsecured line of credit, $524,850 secured line of credit and $228,000 unsecured term facility. The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Secured Lines of Credit

           The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95% and had a weighted average interest rate of 3.64% at December 31, 2008. The Company also pays a fee based on the amount of unused availability under its largest secured line of credit at a rate of 0.125% of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2008:

Total Available	Total Outstanding	Maturity Date

$524,850	$524,850	February 2009	*
105,000	—	June 2010
20,000	20,000	March 2010
17,200	4,200	April 2010

$667,050	$549,050

* The facility has one, one-year extension option, which was was exercised in February 2009 for an extended maturity date of February 2010.

          The secured lines of credit are collateralized by 23 of the Company’s properties, which had an aggregate net carrying value of $525,291 at December 31, 2008.

Fixed-Rate Debt

          As of December 31, 2008, fixed-rate operating loans bear interest at stated rates ranging from 4.55% to 8.69%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $15,018 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from February 2009 through October 2018, with a weighted average maturity of 4.9 years.

          During the fourth quarter of 2008, the Company obtained a loan totaling $40,000 secured by Meridian Mall in Lansing, MI that matures in November 2010. While the loan bears interest at LIBOR plus a margin of 3.00%, the Company has entered into a $40,000 pay fixed/receive variable swap to effectively fix the interest rate at 5.175%. The property had a previous loan of $84,588 that was repaid in September 2008 and had a fixed interest rate of 4.52%.

          During the third quarter of 2008, the Company obtained two separate loans totaling $251,500. The first loan represents a new $164,000, ten-year non-recourse loan maturing in October 2018 secured by Hanes Mall in Winston-Salem, NC. The loan bears interest at a fixed rate of 6.99% and replaces a previous loan on the property of $97,600 that had a fixed interest rate of 7.31%. The second loan represents a new $87,500 three-year term loan secured by RiverGate Mall and the Village at Rivergate in Nashville, TN. The loan matures in September 2011 and has two, one-year extension options for an outside maturity date in September 2013 and is 50% recourse. While the loan bears interest at LIBOR plus 2.25%, the Company has entered into an $87,500 pay fixed/receive variable swap to effectively fix the interest rate at 5.85%. The Company also entered into a loan modification agreement to modify and extend its existing $36,600 loan secured by Hickory Hollow Mall and Courtyard at

Hickory Hollow Mall in Nashville, TN. The loan was extended for ten years, maturing in October 2018, is fully recourse and bears interest at a fixed rate of 6.00%. The net proceeds from these loans, combined with the loan modification, replaced an existing $153,200 loan bearing an interest rate of 6.77% secured by RiverGate Mall, The Village at Rivergate, Hickory Hollow Mall, and Courtyard at Hickory Hollow.

          During the second quarter of 2008, the Company announced that it had entered into a one-year extension of the $39,600, non-recourse loan secured by Oak Hollow Mall in High Point, NC. The extension maintained the fixed interest rate of 7.31% and extended the maturity date to February 2009.

          During the second quarter of 2007, the Company obtained two separate ten-year, non-recourse loans totaling $207,520 that bear interest at fixed rates ranging from 5.60% to 5.66%, with a weighted average of 5.61%. The loans are secured by Gulf Coast Town Center and Eastgate Crossing and mature in July 2017 and May 2017, respectively. The proceeds were used to retire two variable rate loans totaling $143,258 and to reduce outstanding balances on the Company’s credit facilities.

          During the first quarter of 2007, the Company obtained six separate ten-year, non-recourse loans totaling $417,040 that mature in April 2017 and bear interest at fixed rates ranging from 5.66% to 5.68%, with a weighted average of 5.67%. The loans are secured by Mall of Acadiana, Citadel Mall, The Plaza at Fayette Mall, Layton Hills Mall and its associated center, Hamilton Corner and The Shoppes at St. Clair Square. The proceeds were used to retire $92,050 of mortgage notes payable that were scheduled to mature during the succeeding twelve months and to reduce outstanding balances on the Company’s credit facilities. The mortgage notes payable that were retired consisted of two variable rate term loans totaling $51,825 and three fixed rate loans totaling $40,225. The Company recorded a loss on extinguishment of debt of $227 related to prepayment fees and the write-off of unamortized deferred financing costs associated with the loans that were retired.

Variable-Rate Debt

          Recourse term loans for the Company’s operating properties bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2008, interest rates on such recourse loans varied from 1.47% to 3.83%. These loans mature at various dates from January 2009 to February 2011, with a weighted average maturity of 2.4 years, and have various extension options ranging from one to three years.

During 2008, the Company entered into seven additional construction loans totaling $251,157. Of the seven construction loans, two represent the capacity available for the development of The Pavilion at Port Orange, a community center under development in Port Orange, FL, totaling $120,300 and two represent the capacity available for the development of Hammock Landing, a community center under development in West Melbourne, FL, totaling $64,571. These loans have variable interest rates and mature in June 2011 and August 2010, respectively. The loans do not have extension options available. These properties are held in 50/50 joint ventures, but the Company has guaranteed 100% of the debt. See Note 5 for additional information. The remaining three construction loans are attributable to Phase III of Gulf Coast Town Center in Fort Myers, FL, a lifestyle addition to West County Center in St. Louis, MO and the development of Statesboro Crossing, a community center located in Statesboro, GA.  The stated maturity dates on these loans range from April 2010 through June 2011.  However, including available extension options on each of the loans, which are at the Company's election, the outside maturity dates range from June 2011 through August 2013.

          In addition, in December 2008, the Company entered into a loan agreement with the Mississippi Business Finance Corporation (“MBFC”) under which the Company received access to $79,085 from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO ZONE Bonds”) by the MBFC. The GO ZONE Bonds are fully supported by a letter of credit obtained by the Company. The loan accrues interest payable monthly at a variable rate based on the USD-SIFMA Municipal Swap Index. The GO ZONE Bonds are subject to redemption at the Company’s discretion and mature on December 1, 2038. They will be repaid by the Company in accordance with the terms stipulated in the loan agreement and the bond issuance proceeds must be used to finance the construction of the Company’s interest in a community center development located in the state of Mississippi. As of December 31, 2008, approximately $31,356 had been drawn from the available funds. The balance of the proceeds, approximately $47,729, are currently held in trust and will be released to the Company as further capital expenditures on the development project are incurred. These funds are recorded in other assets as restricted cash in the consolidated balance sheet as of December 31, 2008.

Letters of Credit

          At December 31, 2008, the Company had additional unsecured lines of credit with a total commitment of $38,410 that are only used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $15,133 at December 31, 2008.

Interest Rate Hedging Instruments

          The Company entered into an $80,000 interest rate cap agreement, effective December 4, 2008, to hedge the risk of changes in cash flows on the letter of credit supporting the GO ZONE Bonds equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal value as of December 31, 2008 and matures on December 3, 2010.

          The Company entered into a $40,000 pay fixed/receive variable interest rate swap agreement, effective November 19, 2008, to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The swap was valued at ($772) as of December 31, 2008 and matures on November 7, 2010.

          The Company entered into an $87,500 pay fixed/receive variable interest rate swap agreement, effective October 1, 2008, to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(3,787) as of December 31, 2008 and matures on September 23, 2010.

          On January 2, 2008, the Company entered into a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(3,989) as of December 31, 2008 and matures on December 30, 2009.

          On December 31, 2007, the Company entered into a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(7,022) as of December 31, 2008 and matures on December 30, 2009.

Covenants and Restrictions

          The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at December 31, 2008.

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

Scheduled Principal Maturities

          As of December 31, 2008, the scheduled principal maturities of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2009	$1,640,679
2010	793,380
2011	621,818
2012	547,492
2013	458,957
Thereafter	2,018,332

6,080,658
Net unamortized premiums	15,018

$6,095,676

          Of the $1,640,679 of scheduled principal maturities in 2009, excluding net unamortized premiums of $522, related to 12 operating properties and the Company’s largest secured and unsecured lines of credit, maturities representing $1,275,738 have extensions available at the Company’s option, leaving approximately $364,941 of maturities in 2009 that must be retired or refinanced. The $364,941 of maturities in 2009 represents non-recourse, property-specific mortgage loans. All of the mortgages are held by life insurance companies, with the exception of a $53,325 commercial mortgage-backed securities loan that matures in December 2009. Of the $311,616 of remaining loans, the Company completed an extension in January 2009 on one loan totaling $19,009 that extended the maturity date until January 2012. This loan has an additional one-year extension option for an outside maturity date of January 2013. The Company also has a loan with a stated February 2009 maturity totaling $38,183 for which it originally had an extension option for an additional five years; however, the Company is currently in discussions with the lender to renegotiate the terms and maturity of the loan on a more favorable basis. The Company closed on the refinancing of a loan totaling $82,203 in March 2009. The Company has three loans totaling $112,512 that are with the same lender and have original maturity dates ranging from March 2009 to October 2009. The Company has obtained an extension of the loan with the March maturity date to May 2009 to provide additional time to complete its negotiations with the lender on all three of the loans. The Company is also in active refinancing negotiations with the lender of its loan that matures in April 2009 totaling $59,709.

NOTE 7. SHAREHOLDERS’ EQUITY

Common Stock Repurchase Plan

          On August 2, 2007, the Company’s board of directors approved a $100,000 common stock repurchase plan effective for twelve months. Under the August 2007 plan, purchases of shares of the Company’s common stock could be made from time to time, subject to market conditions and at prevailing market prices, through open market purchases. Any stock repurchases were to be funded through the Company’s available cash and credit facilities. The Company was not obligated to repurchase any shares of stock under the plan and the

Company had the right to terminate the plan at any time. Repurchased shares were deemed retired and were, accordingly, cancelled and no longer considered issued. As of December 31, 2007, the Company had repurchased 148,500 shares at a cost of approximately $5,168. The cost of the repurchased shares was recorded as a reduction in the respective components of shareholders’ equity. No additional repurchases were made during 2008.

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

Dividends

          On November 4, 2008, the Company announced that it would reduce the quarterly dividend rate, effective with the fourth quarter 2008 declaration, on its common stock to $0.37 per share from $0.545 per share. The quarterly cash dividend equates to an annual dividend of $1.48 per share compared with the previous annual dividend of $2.18 per share. The dividend was paid on January 14, 2009, to shareholders of record as of December 28, 2007. The dividend declared in the fourth quarter of 2008, totaling $24,568, is included in accounts payable and accrued liabilities at December 31, 2008. The total dividend included in accounts payable and accrued liabilities at December 31, 2007 was $36,149.

          The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,

	2008	2007	2006

Dividends declared:
Common stock	$1.63500	$2.06000	$1.87750
Series B preferred stock	$—	$1.09375	$4.37500
Series C preferred stock	$19.375	$19.375	$19.375
Series D preferred stock	$18.4375	$18.4375	$18.4375

Allocations:
Common stock
Ordinary income	76.58%	77.86%	97.56%
Capital gains 15% rate	0.00%	0.00%	2.22%
Capital gains 25% rate	0.67%	1.65%	0.22%
Return of capital	22.75%	20.49%	0.00%

Total	100.00%	100.00%	100.00%

Preferred stock (1)
Ordinary income	99.14%	97.93%	97.56%
Capital gains 15% rate	0.00%	0.00%	2.22%
Capital gains 25% rate	0.86%	2.07%	0.22%

Total	100.00%	100.00%	100.00%

(1) The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

NOTE 8. MINORITY INTERESTS

          Minority interests represent (i) the aggregate partnership interest in the Operating Partnership that is not owned by the Company and (ii) the aggregate ownership interest in 27 of the Company’s shopping center properties that is held by third parties.

Minority Interest in Operating Partnership

          The minority interest in the Operating Partnership is represented by common units and special common units of limited partnership interest in the Operating Partnership (the “Operating Partnership Units”) that the Company does not own.

          The assets and liabilities allocated to the Operating Partnership’s minority interests are based on their ownership percentage of the Operating Partnership at December 31, 2008 and 2007. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the minority interests at December 31, 2008 and 2007 by the total Operating Partnership Units outstanding at December 31, 2008 and 2007, respectively. The minority interest ownership percentage in assets and liabilities of the Operating Partnership was 43.3% at December 31, 2008 and 2007, respectively.

          Income is allocated to the Operating Partnership’s minority interests based on their weighted average ownership during the year. The ownership percentage is determined by dividing the weighted average number of Operating Partnership Units held by the minority interests by the total weighted average number of Operating Partnership Units outstanding during the year.

          A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is redeemable for cash or shares of the

Company’s common stock. As a result, an allocation is made between shareholders’ equity and minority interest in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding. During 2008, the Company allocated $9,692 from minority interest to shareholders’ equity. During 2007 and 2006, the Company allocated $9,361 and $1,785, respectively, from shareholders’ equity to minority interest.

          The total minority interest in the Operating Partnership was $391,482 and $493,515 at December 31, 2008 and 2007, respectively.

          On November 4, 2008, the Operating Partnership declared a distribution of $19,024 to the Operating Partnership’s limited partners. The distribution was paid on January 14, 2009. This distribution represented a distribution of $0.3700 per unit for each common unit and $0.6346 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2008.

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

          At December 31, 2008, holders of 22,913,538 Series J special common units (“J-SCUs”) are eligible to exchange their units for shares of common stock or cash. The J-SCUs receive a distribution equal to that paid on the common units.

          In July 2004, the Company issued 1,560,940 S-SCUs, all of which are outstanding as of December 31, 2008, in connection with the acquisition of Monroeville Mall. The S-SCUs receive a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

          In June 2005, the Company issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2008, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

          In November 2005, the Company issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2008, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and will receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter.

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

                    During 2008, holders of 24,226 special common units of limited partnership interest in the Operating Partnership exercised their conversion rights. The Company was requested to exchange common stock for these units, and elected to do so.

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

          Outstanding rights to convert minority interests in the Operating Partnership to common stock were held by the following parties at December 31, 2007 and 2006:

	December 31,

	2008	2007

The Company	66,399,494	66,179,747
Jacobs	22,913,538	22,937,764
CBL’s Predecessor	17,396,798	17,493,676
Third parties	10,300,277	10,203,399

Total Operating Partnership Units	117,010,107	116,814,586

Minority Interest in Shopping Center Properties

          The Company’s consolidated financial statements include the assets, liabilities and results of operations of 22 properties that the Company does not wholly own. The minority interests in shopping center properties represents the aggregate ownership interest of third parties in these properties. The total minority interests in shopping center properties was $423,528 and $426,782 at December 31, 2008 and 2007, respectively. The minority interest in shopping center properties as of December 31, 2008 reflects the issuance of PJV units to Westfield as more fully described in Note 3.

          The assets and liabilities allocated to the minority interests in shopping center properties are based on the third parties’ ownership percentages in each shopping center property at December 31, 2008 and 2007. Income is allocated to the minority interests in shopping center properties based on the third parties’ weighted average ownership in each shopping center property during the year.

NOTE 9. MINIMUM RENTS

          The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2008, as follows:

2009	$614,462
2010	538,300
2011	472,031
2012	403,771
2013	340,612
Thereafter	1,493,925

$3,863,101

          Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE NOTES RECEIVABLE

          Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 2.2% to 10.0%, with a weighted average interest rate of 6.79% and 5.93% at December 31, 2008 and 2007, respectively. Maturities of notes receivable range from October 2008 to January 2047. The mortgage note receivable with a maturity date of October 2008 has a carrying amount of $8,024 and bears interest at a rate of 9.0%. This receivable is currently being renegotiated and it is anticipated that the Company will obtain ownership of the land securing the note and will ground lease the land to the current mortgagee.

NOTE 11. SEGMENT INFORMATION

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

Year Ended December 31, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$1,020,683	$43,471	$14,753	$59,311	$1,138,218
Property operating expenses (1)	(356,624)	(11,439)	(5,066)	21,971	(351,158)
Interest expense	(252,074)	(9,045)	(4,300)	(47,790)	(313,209)
Other expense	—	—	—	(33,333)	(33,333)
Gain on sales of real estate assets	5,227	28	1,071	6,075	12,401

Segment profit	$417,212	$23,015	$6,458	$6,234	$452,919

Depreciation and amortization expense					(332,475)
General and administrative expense					(45,241)
Interest and other income					10,076
Impairment of marketable securities					(17,181)
Equity in earnings of unconsolidated affiliates					2,831
Income tax provision					(13,495)
Minority interest in earnings					(31,454)

Income from continuing operations					$25,980

Total assets	$6,884,654	$343,440	$73,508	$732,733	$8,034,335
Capital expenditures (3)	$182,049	$7,855	$23,782	$217,237	$430,923

Year Ended December 31, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$956,742	$43,213	$9,009	$30,980	$1,039,944
Property operating expenses (1)	(331,476)	(10,184)	(3,075)	29,583	(315,152)
Interest expense	(235,162)	(8,790)	(3,500)	(40,432)	(287,884)
Other expense	—	—	—	(18,525)	(18,525)
Gain (loss) on sales of real estate assets	5,219	(11)	(2,425)	12,787	15,570

Segment profit and loss	$395,323	$24,228	$9	$14,393	$433,953

Depreciation and amortization expense					(243,522)
General and administrative expense					(37,852)
Interest and other income					10,923
Impairment of marketable securities					(18,456)
Loss on extinguishment of debt					(227)
Equity in earnings of unconsolidated affiliates					3,502
Income tax provision					(8,390)
Minority interest in earnings					(58,461)

Income from continuing operations					$81,470

Total assets	$6,876,842	$351,003	$188,441	$688,761	$8,105,047
Capital expenditures (3)	$1,355,257	$17,757	$133,253	$390,208	$1,896,475

Year Ended December 31, 2006	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$921,813	$38,659	$7,403	$27,627	$995,502
Property operating expenses (1)	(311,094)	(9,228)	(2,356)	28,382	(294,296)
Interest expense	(214,709)	(4,681)	(2,826)	(34,851)	(257,067)
Other expense	—	—	—	(18,623)	(18,623)
Gain on sales of real estate assets	4,405	1,033	34	9,033	14,505

Segment profit and loss	$400,415	$25,783	$2,255	$11,568	440,021

Depreciation and amortization expense					(228,531)
General and administrative expense					(39,522)
Interest and other income					9,084
Loss on extinguishment of debt					(935)
Impairment of real estate assets					(480)
Equity in earnings of unconsolidated affiliates					5,295
Income tax provision					(5,902)
Minority interest in earnings					(74,459)

Income from continuing operations					$104,571

Total assets	$5,823,890	$317,708	$53,457	$323,755	$6,518,810
Capital expenditures (3)	$285,560	$42,952	$3,606	$157,399	$489,517

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

               The Company paid cash for interest, net of amounts capitalized, in the amount of $319,680, $285,811 and $255,523 during 2008, 2007 and 2006, respectively.

               The Company’s noncash investing and financing activities for 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Accrued dividends and distributions	$43,592	$64,384	$59,305
Additions to real estate assets accrued but not yet paid	18,504	35,739	38,543
Conversion of Operating Partnership units into common stock	—	—	21,983
Notes receivable from sale of real estate assets	11,258	8,735	3,366
Reclassification of developments in progress to mortgage and other notes receivable	17,371	—	—
Payable related to acquired marketable securities	—	—	1,078
Debt assumed to acquire property interests	—	458,182	—
Issuance of minority interest to acquire property interests	—	416,443	—
Net deiscount related to debt assumed to acquire property interests	—	4,045	—
Deconsolidation of joint ventures:
Decrease in real estate assets	(51,607)	(181,159)	—
Decrease in mortgage notes payable	(9,058)	(190,800)	—
Increase (decrease) in minority interest	(3,257)	2,103	—
Increase (decrease) in investment in unconsolidated affiliates	33,776	(7,063)	—
Decrease in accounts payable and accrued liabilities	(5,516)	(475)	—
Consolidation of Imperial Valley Commons:
Increase in real estate assets	—	17,892	—
Decrease in investment in unconsolidated affiliates	—	(17,892)	—
Deconsolidation of loan to third party:
Increase in mortgage notes receivable	—	6,527	—
Decrease in real estate assets	—	(6,527)	—

NOTE 13. RELATED PARTY TRANSACTIONS

          CBL’s Predecessor and certain officers of the Company have a significant minority interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. The Company paid approximately $179,517, $235,539 and $221,151 to the construction company in 2008, 2007 and 2006, respectively, for construction and development activities. The Company had accounts payable to the construction company of $17,924 and $28,955 at December 31, 2008 and 2007, respectively.

          The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $9,694, $3,584 and $3,219 in 2008, 2007 and 2006, respectively.

NOTE 14. CONTINGENCIES

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

          As discussed in Note 3 above, the PJV units of CWJV pay an annual preferred distribution at a rate of 5.0%. Subsequent to October 16, 2008, Westfield has the right to have all or a portion of the PJV units redeemed by CWJV for, at Westfield’s election, cash or property. The Company will have the right, but not the obligation, to purchase the PJV units after October 16, 2012 at their liquidation value, plus accrued and unpaid distributions. On the earliest to occur of June 30, 2013, immediately prior to the redemption of the PJV units, or immediately prior to the liquidation of CWJV or Westfield’s PJV units in CWJV, Westfield’s capital account may be increased by a capital contribution adjustment amount (“CCAA”). The CCAA represents the excess, if any, of the fair value of a share of the Company’s common stock on the above-specified date less $32.00 multiplied by 2.6 million shares. However, in no event shall the CCAA be greater than $26,000. The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies. As such, should the CCAA provision result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

          We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at December 31, 2008 on the loans was $35,710 of which we have guaranteed $9,642. We recorded an obligation of $315 in our consolidated balance sheet as of December 31, 2008 and 2007 to reflect the estimated fair value of the guaranty.

          We have guaranteed 100% of the construction loan of West Melbourne, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $67,000. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at December 31, 2008 on the loan was $31,177. The guaranty will expire upon repayment of the debt.  The loan matures in August 2010. We have recorded an obligation of $670 in the accompanying condensed consolidated balance sheet as of December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $112,000. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at December 31, 2008 on the loan was $33,384. The guaranty will expire upon repayment of the debt.  The loan matures in June 2011. We have recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheet as of December 31, 2008 to reflect the estimated fair value of this guaranty.

                   We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $20,400 million as of December 31, 2008. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Performance Bonds

          The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $45,447 and $40,169 at December 31, 2008 and 2007, respectively.

Ground Leases

          The Company is the lessee of land at certain of its properties under long-term operating leases, which include scheduled increases in minimum rents. The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms. Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five- or 10-year periods. Lease expense recognized in the consolidated statements of operations for 2008, 2007 and 2006 was $2,807, $1,441 and $1,323, respectively.

          The future obligations under these operating leases at December 31, 2008, are as follows:

2009	$2,428
2010	2,433
2011	2,539
2012	2,470
2013	2,511
Thereafter	77,586

$89,967

NOTE 15. FAIR VALUE MEASUREMENTS

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

          The following table sets forth information regarding the Company’s financial instruments that are measured at fair value in the Consolidated Balance Sheet as of December 31, 2008:

		Fair Value Measurements at Reporting Date Using

	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,209	$4,209	$—	$—
Privately held debt and equity securities	4,875	—	—	4,875

Liabilities:
Interest rate hedge instruments	$15,540	$—	$15,540	$—

          Other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale. Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. During 2008, it was determined that certain marketable securities were impaired on an other-than-temporary basis. Due to this, the Company recognized total write-downs of $17,181 during the year ended December 31, 2008 to reduce the carrying value of those investments to their total fair value of $4,207. During the year ended December 31, 2008, the Company did not recognize any realized gains and losses related to sales or disposals of marketable securities. The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.

          The Company holds a convertible note receivable from, and a warrant to acquire shares of, Jinsheng Group, in which the Company also holds a cost-method investment. See Note 4 for additional information. The convertible note receivable is non-interest bearing and is secured by shares of the private entity. Since the convertible note receivable is non-interest bearing and there is no active market for the entity’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. During the year ended December 31, 2008, there were no changes in the fair values of the note and warrant.

          The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The interest rate hedge instruments are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The Company currently has four interest rate swaps and one interest rate cap included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets that qualify as hedging instruments and are designated as cash flow hedges. The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive loss and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company has engaged a third party firm to calculate the valuations for its interest rate swaps. The fair values of the Company’s interest rate hedges, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR or other interest basis information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

          SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of December 31, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

          The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other notes payable was $5,506,725 and $5,640,130 at December 31, 2008 and 2007, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

NOTE 16. SHARE-BASED COMPENSATION

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

          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under SFAS No. 123(R), share-based payments are not recorded as shareholders’ equity until the related compensation expense is recognized. Accordingly, the Company reclassified $8,895 from the deferred compensation line item in shareholders’ equity to additional-paid in capital as of January 1, 2006. Results for prior periods were not restated.

          The compensation cost that has been charged against income for the plan was $3,961, $5,985 and $5,632 for 2008, 2007 and 2006, respectively. Compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax benefit resulting from stock-based compensation of $7,472 and $9,104 in 2008 and 2007, respectively, has been reflected as a financing cash flow in the consolidated statements of cash flows. Compensation cost capitalized as part of real estate assets was $844, $786 and $947 in 2008, 2007 and 2006, respectively.

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

          The Company’s stock option activity for the year ended December 31, 2008 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	652,030	$15.71

Exercised	(44,015)	$13.26

Outstanding at December 31, 2008	608,015	$15.89	2.6	$—

Vested and exercisable at December 31, 2008	608,015	$15.89	2.6	$—

          The total intrinsic value of options exercised during 2008, 2007 and 2006 was $488, $17,581 and $19,898, respectively.

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

          A summary of the status of the Company’s stock awards as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Shares	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2008	298,330	$36.73

Granted	174,080	$20.44

Vested	(200,420)	$26.75

Forfeited	(14,150)	$33.26

Nonvested at December 31, 2008	257,840	$33.60

          The weighted average grant-date fair value of shares granted during 2008, 2007 and 2006 was $20.44, $34.66 and $39.73, respectively. The total fair value of shares vested during 2008, 2007 and 2006 was $3,952, $6,064 and $6,753, respectively.

          As of December 31, 2008, there was $6,052 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.4 years.

NOTE 17. EMPLOYEE BENEFIT PLANS

Postretirement Benefits

          Effective March 1, 2008, the Company adopted an unfunded plan to provide medical insurance coverage for up to two years to any retirees with thirty or more years of service and no eligibility for any other group health plan coverage or Medicare. The Company accounts for the plan pursuant to SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company elected to account for the obligation using the transition methodology. During the year ended December 31, 2008, the Company incurred a total charge of $225 related to the plan. Election of the transition methodology resulted in an unrecognized transition cost of $421 as of December 31, 2008.

          During 2008, the Company incurred expenses of approximately $3.0 million related to certain benefits and severance packages granted to several senior officers upon their retirement and severance expenses granted to certain Development and other personnel impacted by the Company’s staff reduction plan.

401(k) Plan

          The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $1,138, $1,172 and $1,157 in 2008, 2007 and 2006, respectively.

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

          In October 2008, the Company issued 7,308 shares of common stock to an officer as a result of the termination of that officer’s deferred compensation agreement.

          In December 2007, the Company issued 2,683 shares of common stock to an officer as a result of the termination of that officer’s deferred compensation agreement.

          At December 31, 2008 and 2007, respectively, there were 51,251 and 47,601 shares that were deemed set aside in accordance with these arrangements.

          For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2008 and 2007, respectively, the Company had notes payable, including accrued interest, of $276 and $224 related to these arrangements.

NOTE 18. OPERATING PARTNERSHIP

          Condensed consolidated financial statement information for the Operating Partnership is presented as follows:

	December 31,
	2008	2007
ASSETS:
Net investment in real estate assets	$7,321,480	$7,402,278
Other assets	1,169,093	1,006,993
Total assets	$8,490,573	$8,409,271
LIABILITIES:
Mortgage and other notes payable	$6,095,676	$5,869,318
Other liabilities	305,262	358,566
Total liabilities	6,400,938	6,227,884
Minority Interests	423,529	426,781
PARTNERS' CAPITAL	1,666,106	1,754,606
Total liabilities and partners’ capital	$8,490,573	$8,409,271

	Year Ended December 31,
	2008	2007	2006

Total revenues	$1,138,218	$1,039,927	$995,380
Depreciation and amortization	(332,475)	(243,522)	(228,453)
Other operating expenses	(429,256)	(370,953)	(349,194)
Income from operations	376,487	425,452	417,733
Interest and other income	10,073	10,919	9,078
Interest expense	(313,207)	(287,881)	(257,065)
Loss on extinguishment of debt	—	(227)	(935)
Impairment of marketable securities	(17,181)	(18,456)	—
Gain on sales of real estate assets	12,401	15,570	14,505
Equity in earnings of unconsolidated affiliates	2,831	3,502	5,295
Income tax provision	(13,495)	(8,390)	(5,902)
Minority interest in earnings shopping center properties	(23,959)	(12,215)	(4,136)
Income from continuing operations	33,950	128,274	178,573
Operating income of discontinued operations	1,809	1,621	4,538
Gain on discontinued operations	3,798	6,056	8,392
Net income	$39,557	$135,951	$191,503

NOTE 19. SUBSEQUENT EVENTS

          In January 2009, the Company entered into a $129,000 interest rate cap agreement, effective February 1, 2009, to hedge the risk of changes in cash flows on an amount of the Company’s debt principal equal to the outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 3.25%. The interest rate cap matures on July 12, 2010. This interest rate cap was not designated as a hedge instrument.

          In February 2009, the Company negotiated a divestment agreement with its Macapa partners obligating the Company to fund an additional $592 to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on the part of the Company to fund development costs, and to provide the other partners the option to purchase the Company’s interest in this partnership for an amount equal to its investment balance.

          In February 2009, the Company negotiated the exercise of its put option right to divest of its portion of the investment in the TENCO-CBL Servicos Imobiliarios S.A. pursuant to the joint venture’s governing agreement, under which agreement TENCO Realty S.A. will pay the Company $250 on March 31, 2009, pay monthly installments beginning January 2010 totaling $252 annually with an interest rate of 10% and pay the remaining principal in the form of a balloon payment totaling approximately $1,250 on December 31, 2011.

          In February 2009, the Company announced that its dividend for the first quarter of 2009 of $0.37 per share will be paid in a combination of cash and shares of its common stock as part of the Company’s effort to continue to maximize liquidity. The Company intends that the aggregate cash component will not exceed 40% of the aggregate dividend amount. The Company anticipates that this will generate additional available cash of approximately $19.0 million. The board of directors will evaluate the nature and amount of the Company’s dividends each quarter, but if it were to be determined to maintain quarterly dividends consistent with that for the first quarter of 2009, it is estimated that additional available cash of approximately $70.0 million on an annual basis would be generated.

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

          The following quarterly information differs from previously reported results since the results of operations of certain long-lived assets disposed of subsequent to each quarter end in 2008 have been reclassified to discontinued operations for all periods presented.

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)

Total revenues	$280,931	$272,484	$285,405	$299,398	$1,138,218
Income from operations	95,934	98,770	101,084	80,223	376,011
Income (loss) before discontinued operations	11,343	10,956	8,638	(4,957)	25,980
Discontinued operations	283	4,165	802	357	5,607
Net income (loss) available to common shareholders	6,172	9,665	3,986	(10,055)	9,768
Basic per share data:
Income (loss) from continuing operations, net of preferred dividends	$0.09	$0.08	$0.05	$(0.16)	$0.06
Net income (loss) available to common shareholders	$0.09	$0.15	$0.06	$(0.15)	$0.15
Diluted per share data:
Income (loss) from continuing operations, net of preferred dividends	$0.09	$0.08	$0.05	$(0.16)	$0.06
Net income (loss) available to common shareholders	$0.09	$0.15	$0.06	$(0.15)	$0.15

Year Ended December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)

Total revenues	$249,018	$246,289	$250,999	$293,638	$1,039,944
Income from operations	99,572	97,797	101,128	126,396	424,893
Income before discontinued operations	24,995	22,098	17,734	16,643	81,470
Discontinued operations	48	590	4,809	2,230	7,677
Net income available to common shareholders	17,401	11,465	17,088	13,418	59,372
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.27	$0.17	$0.19	$0.17	$0.79
Net income available to common shareholders	$0.27	$0.18	$0.26	$0.20	$0.91
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.26	$0.16	$0.19	$0.17	$0.78
Net income available to common shareholders	$0.26	$0.17	$0.26	$0.20	$0.90

(1)	The sum of quarterly earnings per share may differ from annual earnings per share due to rounding.

Schedule II

CBL & Associates Properties, Inc.
Valuation and Qualifying Accounts
(in thousands)

	Year Ended December 31,

	2008	2007	2006

Allowance for doubtful accounts:
Balance, beginning of year	$1,126	$1,128	$3,439
Additions (reductions) in allowance charged to expense	9,372	1,288	(1,097)
Bad debts charged against allowance	(8,588)	(1,290)	(1,214)

Balance, end of year	$1,910	$1,126	$1,128

CBL & ASSOCIATES PROPERTIES, INC.	Schedule III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2008
(In Thousands)

		Initial Cost(A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
MALLS
Alamance Crossing, Burlington, NC	$74,413	$20,853	$62,799	$14,000	$(1,802)	$19,051	$76,799	$95,850	$3,724	2007
Arbor Place, Douglasville, GA	71,148	7,862	95,330	19,327	—	7,862	114,657	122,519	32,744	1998-1999
Asheville Mall, Asheville, NC	64,634	7,139	58,747	35,528	(805)	6,334	94,275	100,609	24,662	1998
Bonita Lakes Mall, Meridian, MS	23,319	4,924	31,933	6,389	(985)	4,924	37,337	42,261	12,837	1997
Brookfield Square, Brookfield, WI	100,028	8,996	84,250	39,214	—	9,187	123,273	132,460	19,733	2001
Burnsville Center, Burnsville, MN	63,414	12,804	71,355	43,533	(1,157)	16,102	110,433	126,535	28,092	1998
Cary Towne Center, Cary, NC	82,203	23,688	74,432	22,064	—	23,701	96,483	120,184	19,182	2001
Chapel Hill Mall, Akron, OH	74,743	6,578	68,043	12,325	—	6,578	80,368	86,946	9,659	2004
CherryVale Mall, Rockford, IL	89,360	11,892	63,973	47,559	(1,667)	11,608	110,149	121,757	18,205	2001
Chesterfield Mall, Chesterfield, MO	137,951	11,083	282,140	(437)	—	11,083	281,703	292,786	12,091	2007
Citadel Mall, Charleston, SC	73,535	11,443	44,008	11,207	(1,289)	10,607	54,762	65,369	11,297	2001
College Square, Morristown, TN (E)	—	2,954	17,787	22,212	(27)	2,927	39,999	42,926	13,234	1987-1988
Columbia Place, Columbia, SC	30,118	10,808	52,348	9,906	(423)	10,385	62,254	72,639	11,320	2002
CoolSprings Galleria, Nashville, TN	123,305	13,527	86,755	48,120	—	13,527	134,875	148,402	53,807	1989-1991
Cross Creek Mall, Fayetteville, NC	64,351	19,155	104,353	9,718	—	19,155	114,071	133,226	19,344	2003
Eastland Mall, Bloominton, IL	59,400	5,746	75,893	2,518	—	6,057	78,100	84,157	9,411	2005
East Towne Mall, Madison, WI	76,163	4,496	63,867	38,565	(366)	4,130	102,432	106,562	19,159	2002
Eastgate Mall, Cincinnati, OH	61,075	13,046	44,949	24,289	(879)	12,167	69,238	81,405	13,848	2001
Fashion Square, Saginaw, MI	54,474	15,218	64,970	10,008	—	15,218	74,978	90,196	16,259	2001
Fayette Mall, Lexington, KY	88,662	20,707	84,267	40,955	11	20,718	125,222	145,940	22,877	2001
Frontier Mall, Cheyenne, WY (E)	—	2,681	15,858	14,175	—	2,681	30,033	32,714	14,052	1984-1985
Foothills Mall, Maryville, TN (E)	—	4,536	14,901	10,990	—	4,536	25,891	30,427	13,525	1996
Georgia Square, Athens, GA (E)	—	2,982	31,071	30,883	(31)	2,951	61,954	64,905	26,022	1982
Greenbriar Mall, Chesapeake, VA	82,421	3,181	107,355	4,946	(626)	2,555	112,301	114,856	13,829	2004
Hamilton Place, Chattanooga, TN	113,420	2,422	40,757	26,471	(441)	1,981	67,228	69,209	28,077	1986-1987
Hanes Mall, Winston-Salem, NC	163,730	17,176	133,376	38,541	(948)	16,808	171,337	188,145	33,470	2001
Harford Mall, Bel Air, MD (E)	—	8,699	45,704	20,677	—	8,699	66,381	75,080	7,448	2003
Hickory Hollow Mall, Nashville, TN	34,194	13,813	111,431	18,935	—	15,163	129,016	144,179	33,385	1998
Hickory Point, Decatur, IL	31,817	10,732	31,728	7,641	(292)	10,440	39,369	49,809	6,509	2005
Honey Creek Mall, Terre Haute, IN	30,623	3,108	83,358	7,694	—	3,108	91,052	94,160	11,156	2004
JC Penney Store, Maryville, TN (E)	—	—	2,650	—	—	—	2,650	2,650	1,612	1983
Janesville Mall, Janesville, WI	10,152	8,074	26,009	5,442	—	8,074	31,451	39,525	9,082	1998
Jefferson Mall, Louisville, KY	39,634	13,125	40,234	19,420	—	13,125	59,654	72,779	11,613	2001
The Lakes Mall, Muskegon, MI (E)	—	3,328	42,366	8,684	—	3,328	51,050	54,378	13,738	2000-2001
Lakeshore Mall, Sebring, FL	—	1,443	28,819	4,875	(169)	1,274	33,694	34,968	13,517	1991-1992
Laurel Park, Livonia, MI	53,848	13,289	92,579	7,556	—	13,289	100,135	113,424	13,228	2005
Layton Hills Mall, Layton, UT	105,111	20,464	99,836	2,651	(275)	20,189	102,487	122,676	14,086	2005
Madison Square, Huntsville, AL (E)	—	17,596	39,186	19,721	—	17,596	58,907	76,503	10,896	1984

Mall del Norte, Laredo, TX	113,400	21,734	142,049	42,339	—	21,734	184,388	206,122	22,630	2004
Mall of Acadiana, Lafayette, LA	147,061	22,511	145,769	2,776	—	22,511	148,545	171,056	25,321	2005
Meridian Mall, Lansing, MI	40,000	529	103,678	64,928	—	2,232	166,903	169,135	41,538	1998
Midland Mall, Midland, MI	36,886	10,321	29,429	5,775	—	10,321	35,204	45,525	8,388	2001
Mid Rivers Mall, St. Peters, MO	82,052	16,384	170,582	4,257	—	16,384	174,839	191,223	7,677	2007
Monroeville Mall, Pittsburgh, PA	122,636	21,263	177,214	13,123	—	21,271	190,329	211,600	24,326	2004
Northpark Mall, Joplin, MO	38,473	9,977	65,481	27,380	—	10,962	91,876	102,838	11,961	2004
Northwoods Mall, Charleston, SC	56,744	14,867	49,647	16,414	(1,844)	13,023	66,061	79,084	13,583	2001
Oak Hollow Mall, High Point, NC	38,183	5,237	54,775	-904	—	5,237	53,871	59,108	19,941	1994-1995
Oak Park Mall, Overland Park, KS	276,051	23,119	318,759	5,910	—	23,119	324,669	347,788	34,477	2005
Old Hickory Mall, Jackson, TN	31,428	15,527	29,413	4,260	—	15,527	33,673	49,200	7,406	2001
Panama City Mall, Panama City, FL	37,740	9,017	37,454	15,808	—	12,168	50,111	62,279	8,147	2002
Parkdale Mall, Beaumont, TX	50,129	23,850	47,390	42,291	(307)	23,543	89,681	113,224	14,530	2001
Park Plaza Mall, Little Rock, AR	41,208	6,297	81,638	31,901	—	6,304	113,532	119,836	15,261	2004
Pemberton Square, Vicksburg, MS	—	1,191	14,305	519	(947)	244	14,824	15,068	7,731	1986
Post Oak Mall, College Station, TX (E)	—	3,936	48,948	319	(327)	3,608	49,268	52,876	18,356	1984-1985
Randolph Mall, Asheboro, NC	13,703	4,547	13,927	7,775	—	4,547	21,702	26,249	4,583	2001
Regency Mall, Racine, WI	31,078	3,384	36,839	12,257	—	4,188	48,292	52,480	10,373	2001
Richland Mall, Waco, TX (E)	—	9,342	34,793	6,552	—	9,355	41,332	50,687	7,458	2002
Rivergate Mall, Nashville, TN	87,500	17,896	86,767	18,310	—	17,896	105,077	122,973	28,729	1998
River Ridge Mall, Lynchburg, VA	—	4,824	59,052	(1,496)	—	4,825	57,555	62,380	7,878	2003
South County Center, St. Louis, MO	77,304	15,754	159,249	936	—	15,754	160,185	175,939	7,003	2007
Southaven Town Center, Southaven, MS	44,782	8,255	29,380	5,877	—	8,577	34,935	43,512	4,725	2005
Southpark Mall, Colonial Heights, VA	36,124	9,501	73,262	20,226	—	9,503	93,486	102,989	10,760	2003
Stroud Mall, Stroudsburg, PA	30,208	14,711	23,936	9,744	—	14,711	33,680	48,391	9,375	1998
St. Clair Square, Fairview Heights, IL	59,709	11,027	75,620	28,463	—	11,027	104,083	115,110	28,482	1996
Sunrise Mall, Brownsville, TX (E)	—	11,156	59,047	1,459	—	11,156	60,506	71,662	12,790	2003
Towne Mall, Franklin, OH	—	3,101	17,033	569	(641)	2,460	17,602	20,062	3,864	2001
Turtle Creek Mall, Hattiesburg, MS (E)	—	2,345	26,418	7,920	—	3,535	33,148	36,683	13,647	1993-1995
Valley View Mall, Roanoke, VA	44,269	15,985	77,771	13,617	—	15,999	91,374	107,373	10,994	2003
Volusia Mall, Daytona, FL	51,785	2,526	120,242	4,044	—	2,526	124,286	126,812	15,424	2004
Walnut Square, Dalton, GA (E)	—	50	15,138	6,836	—	50	21,974	22,024	13,053	1984-1985
Wausau Center, Wausau, WI	11,695	5,231	24,705	16,233	(5,231)	—	40,938	40,938	8,438	2001
West County Center, Des Peres, MO	172,814	4,957	346,819	654	—	4,957	347,473	352,430	13,157	2007
West Towne Mall, Madison, WI	107,581	9,545	83,084	34,698	—	9,545	117,782	127,327	22,758	2002
WestGate Mall, Spartanburg, SC	49,228	2,149	23,257	42,129	(432)	1,742	65,361	67,103	23,785	1995
Westmoreland Mall, Greensburg, PA	73,685	4,621	84,215	11,435	—	4,621	95,650	100,271	16,710	2002
York Galleria, York, PA	48,267	5,757	63,316	8,301	—	5,757	71,617	77,374	17,363	1995

MIXED USE:
Pearland Town Center, Pearland, TX	110,915	16,300	108,615	—	—	16,300	108,615	124,915	1,721	2008
Pearland Office, Pearland, TX	7,562	—	7,849	—	—	—	7,849	7,849	—	2004
Pearland Outparcel, Pearland, TX	—	—	—	—	—	—	—	—	—	1989
Pearland Hotel, Pearland, TX	8,298	—	16,149	—	—	—	16,149	16,149	216	1987
Pearland Residential, Pearland, TX	—	—	9,666	—	—	—	9,666	9,666	112	1989

ASSOCIATED CENTERS:
Annex at Monroeville, Monroeville, PA	—	716	29,496	352	—	717	29,847	30,564	4,099	2004
Bonita Crossing, Meridian, MS	7,307	794	4,786	8,173	—	794	12,959	13,753	3,402	1997
Chapel Hill Subirban, Akron, OH	—	925	2,520	1,036	—	925	3,556	4,481	609	2004
CoolSprings Crossing, Nashville, TN (E)	—	2,803	14,985	4,354	—	3,554	18,588	22,142	7,634	1991-1993
The Courtyard at Hickory Hollow, Nashville, TN	1,976	3,314	2,771	420	—	3,314	3,191	6,505	799	1998

The District at Monroeville, Monroeville, PA	—	932	—	18,529	—		934	18,527	19,461	3,143	2004
EastGate Crossing, Cincinnati, OH	16,368	707	2,424	3,573	—		707	5,997	6,704	762	2001
Foothills Plaza, Maryville, TN (E)	—	132	2,132	638	—		148	2,754	2,902	1,653	1984-1988
Foothills Plaza Expansion, Maryville, TN (E)	—	137	1,960	240	—		141	2,196	2,337	1,104	1984-1988
Frontier Square, Cheyenne, WY (E)	—	346	684	236	(86)		260	920	1,180	466	1985
Georiga Square Cinema, Athens, GA (E)	—	100	1,082	177	—		100	1,259	1,359	907	1984
Gunbarrel Pointe, Chattanooga, TN (E)	—	4,170	10,874	285	—		4,170	11,159	15,329	2,306	2000
Hamilton Corner, Chattanooga, TN	16,662	630	5,532	5,896	—		734	11,324	12,058	3,422	1986-1987
Hamilton Crossing, Chattanooga, TN	—	4,014	5,906	6,048	(1,370)		2,644	11,954	14,598	3,560	1987
Hamilton Place Leather One, Chattanooga, TN	—	1,110	1,866	1	—		1,110	1,867	2,977	561	2007
Harford Annex, Bel Air, MD (E)	—	2,854	9,718	7	—		2,854	9,725	12,579	1,217	2003
The Landing at Arbor Place, Douglasville, GA	8,031	4,993	14,330	457	(748)		4,245	14,787	19,032	4,682	1998-1999
Layton Convenience Center, Layton Hills, UT	—	—	8	391	—		—	399	399	27	2005
Layton Hills Plaza, Layton Hills, UT	—	—	2	256	—	—	258	258	55		2005
Madison Plaza, Huntsville, AL (E)	—	473	2,888	3,648	—		473	6,536	7,009	2,296	1984
The Plaza at Fayette Mall, Lexington, KY	43,414	9,531	27,646	4,083	—		9,531	31,729	41,260	2,591	2006
Parkdale Crossing, Beaumont, TX	7,915	2,994	7,408	1,937	(355)		2,639	9,345	11,984	1,449	2002
Pemberton Plaza, Vicksburg, MS	1,905	1,284	1,379	111	—		1,284	1,490	2,774	279	2004
The Shoppes At Hamilton Place, Chattanooga, TN	—	4,894	11,700	350	—		4,894	12,050	16,944	1,673	2003
Sunrise Commons, Brownsville, TX (E)	—	1,013	7,525	(153)	—		1,013	7,372	8,385	1,074	2003
The Shoppes at Panama City, Panama City, FL	—	1,010	8,294	—	—		1,010	8,294	9,304	993	2004
The Shoppes at St. Clair, St. Louis, MO	22,001	8,250	23,623	90	(5,044)		3,206	23,713	26,919	1,841	2007
The Terrace, Chattanooga, TN	—	4,166	9,929	(186)	—		4,166	9,743	13,909	2,877	1997
The Village at Rivergate, Nashville, TN	—	2,641	2,808	2,872	—		2,641	5,680	8,321	1,443	1998
West Towne Crossing, Madison, WI	—	1,151	2,955	427	—		1,151	3,382	4,533	610	1998
WestGate Crossing, Spartanburg, SC	9,155	1,082	3,422	4,608	—		1,082	8,030	9,112	2,393	1997
Westmoreland Crossing, Greensburg, PA	—	2,898	21,167	7,141	—		2,898	28,308	31,206	4,014	2002

COMMUNITY CENTERS:
Cobblestone Village, Palm Coast, FL	—	5,196	12,070	(94)	—		5,196	11,976	17,172	383	2007
Lakeview Pointe, Stillwater, OK	15,600	3,730	19,513	344	(463)		3,267	19,857	23,124	1,271	2006
Massard Crossing, Ft Smith, AR	5,577	2,879	5,176	183	—		2,879	5,359	8,238	994	2004
Milford Marketplace, Milford, CT	19,009	318	21,992	1,448	—		318	23,440	23,758	1,175	2007
Oak Hollow Square, High Point, NC	—	8,609	9,097	7	—		8,609	9,104	17,713	917	2007
Westridge Square, Greensboro, NC	—	13,403	15,837	(39)	—		13,403	15,798	29,201	713	2007
Willowbrook Land, Houston, TX	—	—	—	10,367	—		—	10,367	10,367	514	2007
Willowbrook Plaza, Houston, TX	28,535	15,079	27,376	353	(149)		14,930	27,729	42,659	5,052	2004
Statesboro Crossing, Statesboro, GA	15,549	—	21,312	—	—		—	21,312	21,312	116	2008

OFFICES:
CBL Center, Chattanooga, TN	13,677	140	24,675	(169)	—		140	24,506	24,646	8,046	2001
CBL Center II, Chattanooga, TN	11,599	—	13,648	—	—		—	13,648	13,648	402	2008
Lake Point Office Building, Greensboro, NC	—	1,435	14,261	190	—		1,435	14,451	15,886	862	2007
Oak Branch Business Center, Greensboro, NC	—	535	2,192	—	—		535	2,192	2,727	233	2007
One Oyster Point, Newport News, VA	—	1,822	3,623	9	—		1,822	3,632	5,454	302	2007
Peninsula Business Center I, Newport News, VA	—	887	1,440	5	—		887	1,445	2,332	195	2007
Peninsula Business Center II, Newport News, VA	—	1,654	873	18	—		1,654	891	2,545	212	2007
Richland Office Plaza, Waco, TX (E)	—	532	481	—	—		532	481	1,013	98	2002
Sun Trust Bank Building, Greensboro, NC	—	941	18,417	122	—		941	18,539	19,480	819	2007
Two Oyster Point, Newport News, VA	—	1,543	3,974	1	—		1,543	3,975	5,518	263	2007
840 Greenbrier Circle, Chesapeake, VA	—	2,096	3,091	136	—		2,096	3,227	5,323	383	2007
850 Greenbrier Circle, Chesapeake, VA	—	3,154	6,881	269	—		3,154	7,150	10,304	584	2007

1500 Sunday Drive, Raleigh, NC	—	813	8,872	(120)	—	813	8,752	9,565	533	2007

DISPOSALS
706 Green Valley Road Build, Greensboro, NC	—	1,346	10,906	—	(12,252)	—	—	—	—	2007
708 Green Valley Road Build, Greensboro, NC	—	1,011	—	—	(1,011)	—	—	—	—	2007
Brassfield Shopping Center, Greensboro, NC	—	—	1,900	—	(1,900)	—	—	—	—	2007
Cauldwell Court, Greensboro, NC	—	222	1,848	—	(2,070)	—	—	—	—	2007
Chicopee Marketplace, Chicopee, MA	—	97	5,357	—	(5,454)	—	—	—	—	2007
Garden Square, Greensboro, NC	—	2,175	2,677	—	(4,852)	—	—	—	—	2007
Hunt Village, Greensboro, NC	—	644	655	—	(1,299)	—	—	—	—	2007
New Garden Crossing, Greensboro, NC	—	7,546	9,661	—	(17,207)	—	—	—	—	2007
Northwest Centre, Greensboro, NC	—	1,259	11,181	—	(12,440)	—	—	—	—	2007
Westridge Suites, Greensboro, NC	—	336	779	—	(1,115)	—	—	—	—	2007

OTHER:
Other real estate assets	—	22,472	981	3,493	(11,797)	10,674	4,474	15,149	764
Developments in progress consisting of construction and development properties (F)	1,595,652	—	—	—	—	—	225,815	225,815	—

	$6,095,676	$940,230	$6,234,663	$1,332,457	$(101,512)	$902,504	$7,729,148	$8,631,653	$1,310,173

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(B)	Encumbrances represent the mortgage note payable balance including debt premium or discount at December 31, 2008.
(C)	The aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.027 billion.
(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7-10 years for equipment and fixtures.
(E)	Property is pledged as collateral on the secured lines of credit used for development properties.
(F)	Includes non-property mortgages and credit line mortgages.

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2008, 2007, and 2006 are set forth below (in thousands):

	Year Ended December 31,
	2008	2007	2006
REAL ESTATE ASSETS:
Balance at beginning of period	$8,505,045	$7,018,548	$6,672,335
Additions during the period:
Additions and improvements	393,616	540,419	469,558
Acquisitions of real estate assets	—	1,209,795	—
Deductions during the period:
Deconsolidation of real estate assets as a result of FIN 46(R)	(51,170)	(179,977)	—
Cost of sales and retirements	(170,305)	(61,997)	(121,984)
Transfers to intangible lease assets	(31,757)	—	—
Accumulated depreciation on assets held for sale (A)	—	(19,527)	(438)
Abandoned projects	(13,776)	(2,216)	(923)
Balance at end of period	$8,631,653	$8,505,045	$7,018,548

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$1,102,767	$924,297	$727,907
Depreciation expense	310,697	228,576	209,875
Deconsolidation of real estate assets as a result of FIN 46(R)	—	(5,949)	—
Accumulated depreciation on assets held for sale (A)	—	(19,527)	(438)
Accumulated depreciation on real estate assets sold	—	(1,278)	—
Accumulated depreciation on real estate assets retired	(103,291)	(23,352)	(13,047)
Balance at end of period	$1,310,173	$1,102,767	$924,297

(A)	Reflects the reclassification of accumulated depreciation against the cost of the assets to reflect assets held for sale at net carrying value.

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
AT DECEMBER 31, 2008
(In thousands)

Name Of Center/Location	Interest Rate	Final Maturity Date		Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest

FIRST MORTGAGES:
Coastal Grand-MyrtleBeach	7.75%	Oct-2014		$58	(3)	$9,000	None	$9,000	$9,000	$—
Myrtle Beach, SC
One Park Place	6.58%	Apr-2012		23		2,064	None	3,118	2,486	—
Chattanooga, TN
Village Square	5.25%	Mar-2010		11	(3)	2,627	None	2,627	2,627	—
Houghton Lake, MI
and Village at Wexford
Cadillac, MI
Madison Grandview Development Company, LLC	9.00%	Oct-2008	(6)	60		8,024	None	8,786	8,024	8,024
Madison, MS
The Shops at Pineda Ridge	5.75%	Mar-2010		4		3,735	None	3,735	3,735	—
Melbourne, FL
Brookfield Square - Flemings	6.00%	Oct-2010		16		3,250	None	3,250	3,250	—
Brookfield, WI
West County - Former Lord & Taylor	8.00%	Jan-2028		—		9,523	None	10,200	9,523	—
Des Peres, MO
Shoppes at St. Clair Square - Business District	variable	Aug-2028		7	(4)	1,316	None	1,316	1,316	—
Fairview Heights, IL
Shoppes at St. Clair Square - Tax Financing	variable	Dec-2029		60	(5)	3,500	None	3,728	3,500	—
Fairview Heights, IL
Mid Rivers Mall, LLC	7.00%	Jun-2028		—		1,398	None	1,398	1,398	—
St. Peters, MO
Gulf Coast Town Center	6.32%	Mar-2017		—		2,059	None	3,000	2,059	—
Ft. Myers, FL
CBL Lee’s Summit Peripheral, LLC Lee	variable	Dec-2018		13	(3)	4,119	None	4,119	4,119	—
Summit, MO
CBL Lee’s Summit Peripheral, LLC Lee	variable	Mar-2018		10	(3)	3,150	None	3,150	3,150	—
Summit, MO
CBL-706 Building, LLC	6.00%	Dec-2011		6	(3)	1,100	None	1,100	1,100	—
Greensboro, NC
OTHER	6.00% - 9.50%	Aug-2010/ Jan-2047		18		3,144	None	6,848	3,674	—

				$286		$58,009		$65,375	$58,961	$8,024

(1) Equal monthly installments comprised of principal and interest unless otherwise noted.

(2) The aggregate carrying value for federal income tax purposes was $58,961 at December 31, 2008.

(3) Payment represents interest only.

(4) Represents sum of semi-annual interest only payments received in 2008 calculated to report as a monthly amount. As noted above the interest rate is variable; thus, interest will vary accordingly.

(5) Represents sum of semi-annual principal and interest payments received in 2008 calculated to report as a monthly amount. $19 represents the calculated monthly payments received from the district that were applied to principal. This does not represent a fixed payment. Principal payments are discrectionary until the maturity date of note. As noted above, the interest rate is variable; thus, interest will vary accordingly.

(6) Note matured in October 2008 and the Company is currently in negotiations with the mortgagee.  It is anticipated that the Company will obtain ownership of the land and ground lease to the mortgagee.

CBL & ASSOCIATES PROPERTIES, INC.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
AT DECEMBER 31, 2008
(In thousands) (continued)

                    The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,

	2008	2007	2006

Beginning balance	$135,157	$21,559	$18,117
Additions	29,359	118,195	3,666
Payments	(105,555)	(4,617)	(224)

Ending balance	$58,961	$135,137	$21,559

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated May 10, 2005 (q)

3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through May 10, 2005 (q)

3.3	Amended and Restated Bylaws of the Company, as amended effective November 6, 2007 (aa)

4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (f)

4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (f)

4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (f)

4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (g)

4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (i)

4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (h)

4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (l)

4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (l)

4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (m)

4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (q)

4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (s)

Exhibit Number	Description

10.1.1	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 15, 2005 (p)

10.1.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 16, 2005 (s)

10.2.1	Rights Agreement by and between the Company and BankBoston, N.A., dated as of April 30, 1999 (c)

10.2.2	Amendment No. 1 to Rights Agreement by and between the Company and SunTrust Bank (successor to BankBoston), dated January 31, 2001 (f)

10.3	Property Management Agreement between the Operating Partnership and the Management Company (a)

10.4	Property Management Agreement relating to Retained Properties (a)

10.5.1	CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (j)

10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (i)

10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (i)

10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (j)

10.5.5	Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (m)

10.5.6	Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (m)

10.5.7	Form of Senior Executive Deferred Compensation Arrangements, dated as of January 1, 2004, between the Company and Charles B. Lebovitz, Stephen D. Lebovitz, John N. Foy and Ben Landress† (u)

10.5.8	Form of Stock Restriction Agreement for restricted stock awards in 2004 and 2005† (o)

10.5.9	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (v)

10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)

10.7.1	Employment Agreement for Charles B. Lebovitz (a)†

10.7.2	Employment Agreement for John N. Foy (a)†

10.7.3	Employment Agreement for Stephen D. Lebovitz (a)†

10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements(cc)†

Exhibit Number	Description

10.7.5	Summary Description of November 5, 2007 Compensation Committee Action Approving 2008 Executive Base Salary Levels(aa) †

10.7.6	Summary Description of November 5, 2007 Compensation Committee Action Approving 2008 Executive Bonus Opportunities(aa) †

10.7.7	Letter Agreement, dated March 3, 2008 between the Company and Eric P. Snyder (dd) †

10.7.8	Summary Description of November 3, 2008 Compensation Committee Action Revising 2008 Executive Bonus Opportunities †

10.8	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)

10.9.1	Option Agreement relating to certain Retained Properties (a)

10.9.2	Option Agreement relating to Outparcels (a)

10.10.1	Property Partnership Agreement relating to Hamilton Place (a)

10.10.2	Property Partnership Agreement relating to CoolSprings Galleria (a)

10.11.1	Acquisition Option Agreement relating to Hamilton Place (a)

10.11.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)

10.12.1	Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of August 27, 2004 (k)

10.12.2	First Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of September 21, 2005 (r)

10.12.3	Second Amendment to Unsecured Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, N.A., et al., dated as of February 14, 2006 (u)

10.12.4	Amended and Restated Unsecured Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of August 22, 2006 (x)

10.12.5

First Amendment to the Amended and Restated Unsecured Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 30, 2007 (cc)

10.13

Loan agreement between Rivergate Mall Limited Partnership, The Village at Rivergate Limited Partnership, Hickory Hollow Mall Limited Partnership, and The Courtyard at Hickory Hollow Limited Partnership and Midland Loan Services, Inc., dated July 1, 1998 (b)

10.14.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (d)

Exhibit Number	Description

10.14.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (t)

10.15.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (e)

10.15.2	Voting and Standstill Agreement dated as of September 25, 2000 (t)

10.15.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (u)

10.16.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (e)

10.16.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (e)

10.16.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (e)

10.16.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (m)

10.16.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (s)

10.17.1	Sixth Amended and Restated Credit Agreement by and among the Operating Partnership and Wells Fargo Bank, National Association, et al., dated February 28, 2003 (m)

10.17.2	First Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated May 3, 2004 (m)

10.17.3	Second Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated September 21, 2005 (r)

10.17.4	Third Amendment to Sixth Amended and Restated Credit Agreement between the Operating Partnership and Wells Fargo Bank, National Association, et al., dated February 14, 2006 (u)

10.17.5	Fourth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated August 29, 2006 (y)

10.17.6	Fifth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated September 24, 2007 (bb)

Exhibit Number	Description

10.17.7	Sixth Amendment to Sixth Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated November 30, 2007 (cc)

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

10.18.5	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated June 6, 2006 (w)

10.18.6	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated May 15, 2007 (z)

10.18.7

Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated December 31, 2007 (cc)

10.18.8	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated April 30, 2008 (ee)

10.19

Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (q)

10.20.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (s)

10.20.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (s)

10.20.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (s)

Exhibit Number	Description

10.20.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (s)

10.20.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (s)

10.20.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (s)

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

10.22.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007 (bb)

10.22.2

Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007 (bb)

10.22.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (bb)

10.23

Unsecured Credit Agreement, dated November 30, 2007, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG (cc)

10.24.1	Unsecured Term Loan Agreement, dated April 22, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, Accrual Capital Corporation, as Syndication Agent, U.S. Bank National Association and Fifth Third Bank (ee)

10.24.2	Joinder in Unsecured Term Loan Agreement, dated April 30, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Raymond James Bank FSB (ee)

10.24.3	Joinder in Unsecured Term Loan Agreement, dated May 7, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc. as Parent, and Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Regions Bank (ee)

10.25	Loan Agreement by and among Meridian Mall Limited Partnership, as Borrower, CBL & Associates Limited Partnership, as Guarantor, and CBL & Associates Properties, Inc., as Parent, and Wells Fargo Bank, National Association, as Administrative Agent, et al.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (aa)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 4, 1999.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(e)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(f)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(g)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(h)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(i)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(j)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(k)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 21, 2004.*

(l)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(m)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(n)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.*

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(p)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 21, 2005.*

(q)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(r)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.*

(s)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(t)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(u)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(v)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.*

(x)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 25, 2006.*

(y)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 1, 2006.*

(z)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for quarter ended June 20, 2007.*

(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(bb)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(cc)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(dd)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

(ee)	Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494