Form 10-Q
period 2009-03-31
CBL & ASSOCIATES PROPERTIES INC
filed 2009-05-11
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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
Yes ☐          No ☒

As of April 30, 2009, there were 71,208,067 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Real estate assets:
Land	$926,663	$902,504
Buildings and improvements	7,553,549	7,503,334

	8,480,212	8,405,838
Less accumulated depreciation	(1,371,814)	(1,310,173)

	7,108,398	7,095,665
Developments in progress	189,679	225,815

Net investment in real estate assets	7,298,077	7,321,480
Cash and cash equivalents	44,073	51,227
Cash held in escrow	2,490	2,700
Receivables:
Tenant, net of allowance for doubtful accounts of $1,892 in 2009 and $1,910 in 2008	70,314	74,402
Other	11,104	12,145
Mortgage notes receivable	55,867	58,961
Investments in unconsolidated affiliates	197,498	207,618
Intangible lease assets and other assets	293,447	305,802

	$7,972,870	$8,034,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other notes payable	$6,094,897	$6,095,676
Accounts payable and accrued liabilities	308,468	329,991

Total liabilities	6,403,365	6,425,667

Commitments and contingencies
Redeemable noncontrolling interests	439,016	439,675

Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 700,000 shares outstanding	7	7
Common stock, $.01 par value, 180,000,000 shares authorized, 66,453,651 and 66,394,844 issued and outstanding in 2009 and 2008, respectively	664	664
Additional paid-in capital	997,794	993,925
Accumulated other comprehensive loss	(12,420)	(12,773)
Accumulated deficit	(216,171)	(193,307)

Total shareholders’ equity	769,879	788,521
Noncontrolling interests	360,610	380,472

Total equity	1,130,489	1,168,993

	$7,972,870	$8,034,335

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2009	2008

REVENUES:
Minimum rents	$171,937	$174,531
Percentage rents	4,804	4,996
Other rents	4,280	5,014
Tenant reimbursements	81,484	86,423
Management, development and leasing fees	2,465	2,938
Other	6,090	7,029

Total revenues	271,060	280,931

EXPENSES:
Property operating	44,017	48,292
Depreciation and amortization	78,311	75,081
Real estate taxes	24,154	24,179
Maintenance and repairs	15,994	17,916
General and administrative	11,479	12,531
Other	5,157	6,999

Total expenses	179,112	184,998

Income from operations	91,948	95,933
Interest and other income	1,581	2,727
Interest expense	(71,885)	(80,224)
Impairment of investment	(7,706)	—
Gain (loss) on sales of real estate assets	(139)	3,076
Equity in earnings of unconsolidated affiliates	1,534	979
Income tax provision	(603)	(357)

Income from continuing operations	14,730	22,134
Operating income (loss) of discontinued operations	(66)	283
Loss on discontinued operations	(60)	—

Net income	14,604	22,417
Net income attributable to noncontrolling interests in:
Operating partnership	(1,306)	(4,742)
Other consolidated subsidiaries	(6,131)	(6,049)

Net income attributable to the Company	7,167	11,626
Preferred dividends	(5,455)	(5,455)

Net income available to common shareholders	$1,712	$6,171

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended March 31,

	2009	2008

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.03	$0.08
Discontinued operations	(0.01)	0.01

Net income available to common shareholders	$0.02	$0.09

Weighted average common shares outstanding	71,161	70,994

Diluted per share data attributable to common shareholders:

Income from continuing operations, net of preferred dividends	$0.03	$0.08
Discontinued operations	(0.01)	0.01

Net income available to common shareholders	$0.02	$0.09

Weighted average common and potential dilutive common shares outstanding	71,196	71,158

Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1,784	$6,011
Discontinued operations	(72)	160

Net income available to common shareholders	$1,712	$6,171

Dividends declared per common share	$0.3700	$0.5450

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total	Comprehensive Income

Balance, January 1, 2008	$12	$662	$986,772	$2	$(70,154)	$482,217	$1,399,511	$—
Net income	—	—	—		11,626	4,677	16,303	16,303
Net unrealized loss on available-for-sale securities	—	—	—	(1,972)	—	(1,468)	(3,440)	(3,440)
Unrealized loss on hedging instruments	—	—	—	(5,102)	—	(3,799)	(8,901)	(8,901)
Unrealized gain on foreign currency translation adjustment	—	—	—	113	—	84	197	197
Dividends declared - common stock	—	—	—	—	(36,056)	—	(36,056)	—
Dividends declared - preferred stock	—	—	—	—	(5,455)	—	(5,455)	—
Issuance of common stock and restricted common stock	—	1	22	—	—	—	23	—
Exercise of stock options	—	—	250	—	—	—	250	—
Accelerated vesting of share-based compensation	—	—	35	—	—	—	35	—
Accrual under deferred compensation arrangements	—	—	27	—	—	—	27	—
Amortization of deferred compensation	—	—	1,591	—	—	—	1,591	—
Income tax benefit from share-based compensation	—	—	1,501	—	—	—	1,501	—
Distributions to noncontrolling interests	—	—	—	—	—	(27,092)	(27,092)	—
Contributions from noncontrolling interests	—	—	—	—	—	203	203	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	603	—	—	(627)	(24)	—
Adjustment to record redeemable noncontrolling interest at redemption value	—	—	(73)	—	—	—	(73)	—
Reclassification of noncontrolling interests related to deconsolidation	—	—	—	—	—	(3,257)	(3,257)	—

Balance, March 31, 2008	$12	$663	$990,728	$(6,959)	$(100,039)	$450,938	$1,335,343	$4,159

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)
(Continued)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total	Comprehensive Income

Balance, January 1, 2009	$12	$664	$993,925	$(12,773)	$(193,307)	$380,472	$1,168,993	$—
Net income	—	—	—	—	7,167	1,411	8,578	8,578
Net unrealized loss on available-for-sale securities	—	—	—	(1,191)	—	(884)	(2,075)	(2,075)
Net unrealized gain on hedging instruments	—	—	—	1,039	—	771	1,810	1,810
Realized loss on foreign currency translation adjustment	—	—	—	27	—	20	47	47
Unrealized gain on foreign currency translation adjustment	—	—	—	478	—	355	833	833
Dividends declared - common stock	—	—	—	—	(24,576)	—	(24,576)	—
Dividends declared - preferred stock	—	—	—	—	(5,455)	—	(5,455)	—
Issuance of common stock and restricted common stock	—	—	254	—	—	—	254	—
Cancellation of restricted common stock	—	—	(11)	—	—	—	(11)	—
Accrual under deferred compensation arrangements	—	—	19	—	—	—	19	—
Amortization of deferred compensation	—	—	774	—	—	—	774	—
Distributions to noncontrolling interests	—	—	—	—	—	(18,796)	(18,796)	—
Adjustment for noncontrolling interest in Operating Partnership	—	—	2,925	—	—	(2,739)	186	—
Adjustment to record redeemable noncontrolling interest at redemption value	—	—	(92)	—	—	—	(92)	—

Balance, March 31, 2009	$12	$664	$997,794	$(12,420)	$(216,171)	$360,610	$1,130,489	$9,193

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,604	$22,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,033	44,472
Amortization	32,608	33,504
Net amortization of above and below market leases	(1,557)	(2,597)
Amortization of debt premiums	(2,035)	(1,975)
(Gain) loss on sales of real estate assets	139	(3,076)
Realized foreign currency loss	48	—
Loss on discontinued operations	60	—
Impairment of investment	7,706	—
Share-based compensation expense	970	1,588
Income tax benefit from stock-based compensation	—	1,501
Equity in earnings of unconsolidated affiliates	(1,534)	(979)
Distributions of earnings from unconsolidated affiliates	3,727	4,163
Write-off of development projects	76	1,713
Changes in:
Tenant and other receivables	5,129	3,013
Other assets	(2,288)	(5,357)
Accounts payable and accrued liabilities	(13,951)	(5,434)

Net cash provided by operating activities	91,735	92,953

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(61,328)	(126,998)
Proceeds from sales of real estate assets	4,721	6,187
Additions to mortgage notes receivable	(4,437)	(9,597)
Payments received on mortgage notes receivable	3,083	103,885
Distributions from restricted cash	10,998	—
Distributions from (additions to) cash held in escrow	210	(2,640)
Distributions in excess of equity in earnings of unconsolidated affiliates	21,339	13,370
Additional investments in and advances to unconsolidated affiliates	(22,306)	(33,447)
Changes in other assets	2,256	674

Net cash used in investing activities	(45,464)	(48,566)

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	105,276	217,381
Principal payments on mortgage and other notes payable	(104,020)	(185,412)
Additions to deferred financing costs	(841)	(489)
Proceeds from issuance of common stock	66	86
Proceeds from exercise of stock options	—	250
Income tax benefit from stock-based compensation	—	(1,501)
Contributions from noncontrolling interests	—	203
Distributions to noncontrolling interests	(24,644)	(33,465)
Dividends paid to holders of preferred stock	(5,455)	(5,455)
Dividends paid to common shareholders	(24,568)	(36,069)

Net cash used in financing activities	(54,186)	(44,471)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	761	—

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,154)	(84)
CASH AND CASH EQUIVALENTS, beginning of period	51,227	65,826

CASH AND CASH EQUIVALENTS, end of period	$44,073	$65,742

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$73,856	$83,499

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share data)

Note 1 – Organization and Basis of Presentation

          CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Its shopping center properties are located in 27 states and in Brazil, but are primarily in the southeastern and midwestern United States.

          CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). At March 31, 2009, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), eight community centers, one mixed-use center and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. The Operating Partnership owned non-controlling interests in nine regional malls, three associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had four community centers (each of which is owned in a joint venture) under construction at March 31, 2009. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

          CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2009, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.6% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 55.2% limited partner interest for a combined interest held by CBL of 56.8%.

          The minority interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2009, CBL’s Predecessor owned a 14.9% limited partner interest, Jacobs owned a 19.6% limited partner interest and third parties owned an 8.7% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at March 31, 2009, for a total combined effective interest of 21.0% in the Operating Partnership.

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

          The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the

Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended March 31, 2009 are not necessarily indicative of the results to be obtained for the full fiscal year.

          Certain historical amounts have been reclassified to conform to the current year presentation. Certain properties for which the financial results were originally reported as discontinued operations in the condensed consolidated financial statements for the three months ended March 31, 2008 no longer meet the criteria to be classified as held for sale and are, thus, currently reflected in continuing operations for all periods presented. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations. See Note 6 for further discussion. Also see Notes 4 and 8 for discussion regarding the impact on the presentation of the condensed consolidated financial statements and share information related to the adoption of certain accounting pronouncements as of January 1, 2009.

          In April 2009, the Company paid its first quarter dividend on its common stock. The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. The Company has elected to treat the issuance of its common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented have been increased proportionately to reflect the additional common stock issued.

          These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 – Recent Accounting Pronouncements

Accounting Pronouncements Adopted

          Effective January 1, 2009, the Company adopted the previously deferred portion of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which applies to fair value measurements of nonfinancial assets and liabilities. The adoption of these provisions did not have an impact on the Company’s condensed consolidated financial statements. See Note 3 for further information.

          Effective January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51. See Noncontrolling Interests in Note 4 for further information regarding the adoption of this standard, which did have an impact on the Company’s condensed consolidated financial statements.

          Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements, but did require additional disclosures regarding the Company’s hedging activities. See Interest Rate Hedge Instruments in Note 5 for further information.

          Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The adoption did not have a material impact on the Company’s earnings per share. See Note 8 for further information.

          Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting for business combinations entered into subsequent to December 31, 2008. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. The adoption of SFAS No. 141(R) did not have an impact on the Company’s condensed consolidated financial statements.

          Effective January 1, 2009, the Company adopted FSP Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends the guidance of SFAS No. 141(R) related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS No. 141, Business Combinations. According to the provisions of FSP FAS 141(R)-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. Otherwise, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies. The provisions of FSP FAS 141(R)-1 are prospectively applied to business combinations completed subsequent to December 31, 2008. The adoption SFAS No. 141(R)-1 did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

          In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly. The provisions of this pronouncement are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the potential impact of the adoption of FSP FAS 157-4 on its condensed consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements. FSP FAS 115-2 and FAS 124-2 does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities. The provisions of this pronouncement are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently assessing the potential impact of the adoption of FSP FAS 115-2 and FAS 124-2 on its condensed consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The pronouncement amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods and to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently assessing the potential impact of the adoption on its condensed consolidated financial statements.

Note 3 – Fair Value Measurements

          Pursuant to the provisions of SFAS No. 157, the Company has categorized its financial assets and financial liabilities that are recorded at fair value into a hierarchy based on whether the inputs to valuation techniques are observable or unobservable. The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

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

          The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008:

		Fair Value Measurements at Reporting Date Using

	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$2,106	$2,106	$—	$—
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate caps	31	—	31	—

Liabilities:
Interest rate swaps	$13,619	$—	$13,619	$—

		Fair Value Measurements at Reporting Date Using

	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,209	$4,209	$—	$—
Privately held debt and equity securities	4,875	—	—	4,875
Interest rate cap	30	—	30	—

Liabilities:
Interest rate swaps	$15,570	$—	$15,570	$—

          Other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale. Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in shareholders’ equity. During the quarters ended March 31, 2009 and 2008, the Company did not recognize any realized gains and losses or write-downs related to sales or disposals of marketable securities or other-than-temporary impairments. The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.

          The Company holds a convertible note receivable from, and a warrant to acquire shares of, Jinsheng Group, in which the Company also holds a cost-method investment. The convertible note receivable is non-interest bearing and is secured by shares of the private entity. Since the convertible note receivable is non-interest bearing and there is no active market for the entity’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other than temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the downturn of the real estate market in China. An impairment charge of $2,400 was recorded in the Company's condensed consolidated statement of operations for the three month period ended March 31, 2009, resulting in a remaining value of the secured notes receivable and warrants, of $2,475. See Note 4 for further discussion.

          The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt. The interest rate swaps and caps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The Company currently has four interest rate swap agreements included in Accounts Payable and Accrued Liabilities and one cap in Other Assets that qualify as hedging instruments and are designated as cash flow hedges. The qualifying derivative instruments have met the effectiveness test criteria since inception and changes in the fair values of the instruments are, thus, reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The Company has engaged a third party firm to calculate the valuations for its interest rate hedges. The fair values of the Company’s interest rate swaps and caps, classified under Level 2,are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) and other rate information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Note 5 for further information regarding the Company’s interest rate hedging activity.

          SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of March 31, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

          In February 2008, the FASB issued FSP 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Effective January 1, 2009, the Company adopted this portion of SFAS No. 157. The adoption had no impact on the Company’s condensed consolidated financial statements. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157.

Note 4 – Unconsolidated Affiliates, Noncontrolling Interests and Other Partially Owned Investments

Unconsolidated Affiliates

          At March 31, 2009, the Company had investments in the following 22 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest

CBL Brazil	Plaza Macae	60.0%
CBL Macapa	Macapa Shopping	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Port Orange II, LLC	The Pavilion at Port Orange Phase II	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
York Town Center, LP	York Town Center	50.0%

          Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended March 31,		Company’s Share for the Three Months Ended March 31,

	2009	2008	2009	2008

Revenues	$41,832	$38,286	$24,868	$19,799
Depreciation and amortization expense	(12,636)	(13,000)	(7,509)	(6,677)
Interest expense	(12,688)	(13,006)	(7,865)	(6,626)
Other operating expenses	(13,876)	(11,343)	(8,524)	(5,946)
Gain on sales of real estate assets	988	472	564	429

Net income	$3,620	$1,409	$1,534	$979

          In September 2008, the Company entered into a condominium partnership agreement with several individual investors, to acquire a 60% interest in a new retail development in Macapa, Brazil. In February 2009, the Company negotiated a divestment agreement with its Macapa partners obligating the Company to fund an additional $592 to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on the part of the Company to fund development costs, and to provide the other partners the option to purchase the Company’s interest in this partnership for an amount equal to its investment balance. As of March 31, 2009, the Company had incurred total funding of $825, including the $592 of reimbursements noted above.

          In April 2008, the Company entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., with TENCO Realty S.A. to form a property management services organization in Brazil. The Company had contributed $2,000 and, in February 2009, negotiated the exercise of its put option right to divest of its portion of the investment in the TENCO-CBL Servicos Imobiliarios S.A. pursuant to the joint venture’s governing agreement. Under the terms of the agreement, TENCO Realty S.A. agreed to pay the Company $250 on March 31, 2009, and will pay monthly installments beginning January 2010 totaling $250 annually with an interest rate of 10% and a balloon payment of $1,250 on December 31, 2011.

Noncontrolling Interests

          Effective January 1, 2009, the Company adopted SFAS No. 160 which requires that a noncontrolling interest, previously referred to as a minority interest, in a consolidated subsidiary be reported as a separate component of equity and the amount of consolidated net income specifically attributable to a noncontrolling interest be presented separately, net of tax, below net income on the Company’s condensed consolidated statements of operations. SFAS No. 160 also requires that after control of an investment or subsidiary is obtained, a change in ownership interest that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests.

          The adoption of SFAS No. 160 resulted in certain presentation reclassifications and adjustments in the Company’s condensed consolidated financial statements for all periods presented. Any previous minority interests for which the related partnership agreements either do not include redemption provisions or may be redeemed with the Company’s stock, at its election, were reclassified to noncontrolling interests in the equity section of the Company’s condensed consolidated balance sheets at their carrying value. The presentation of net income attributable to noncontrolling interests was reclassified in the condensed consolidated statements of operations for all periods presented and is included as a reduction to net income to derive net income attributable to the Company. There were no changes in ownership interests during the periods presented.

          The FASB has amended EITF Topic D-98 (“EITF D-98”), Classification and Measurement of Redeemable Securities, to reflect the issuance of SFAS No. 160. In connection with the Company’s retrospective adoption of SFAS No. 160, a concurrent review of the measurement provisions of EITF D-98 was performed and retrospectively adopted. The Company has one limited partner in the Operating Partnership and partners in two other consolidated subsidiaries that can require the Company to redeem their interests in the future with cash or real property. Accordingly, pursuant to the provisions of EITF D-98, the Company’s redeemable noncontrolling interests were recorded for all periods presented at their redemption values as of the end of the period, with any changes in value being reflected in retained earnings, or in the event of a deficit, in additional paid-in capital, and continue to be reported within temporary equity in the Company’s condensed consolidated balance sheets. Subsequent adjustments to the carrying amounts of these redeemable noncontrolling interests to reflect the changes in their redemption values at the end of each reporting period are to be recorded in the same manner. Adoption of the standard resulted in a decrease to additional paid-in capital of $5,137 as of December 31, 2008.

          Activity related to the Company’s redeemable noncontrolling interests is as follows:

	Three Months Ended March 31,

	2009	2008

Beginning Balance	$439,675	$441,334
Noncontrolling interest in earnings of Operating Partnership and other consolidated subsidiaries	(6,026)	6,114
Distributions to noncontrolling interest	(6,599)	(6,438)
Other comprehensive income (loss) allocable to noncontrolling interests:
Net unrealized loss on available-for-sale securities	(28)	(46)
Net unrealized gain (loss) on hedging instruments	24	(122)
Realized loss on foreign currency translation adjustment	1	—
Unrealized gain on foreign currency translation adjustment	11	3
Adjustment for noncontrolling interest in Operating Partnership	(186)	(24)
Increase in redemption value	92	73

Ending Balance	$439,016	$440,942

Cost Method Investments

          In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of March 31, 2009, Jinsheng owned controlling interests in four home decoration shopping centers (“deco malls”), two general retail shopping centers and four development sites.

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

          The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized to interest income over the term of the secured note using the effective interest method. The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets. The Company recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying condensed consolidated balance sheets.

          As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired due to a decline in expected future cash flows. The decrease is a result of declining occupancy and sales due to the downturn of the real estate market in China. The Company performed a quantitative and qualitative analysis of its investment as of March 31, 2009 and determined that the impairment is other than temporary. An impairment charge of $7,706 was recorded for the three month period ended March 31, 2009, resulting in a remaining investment balance, including the carrying values of the secured notes receivable and warrants, of $7,800.

Note 5 – Mortgage and Other Notes Payable

          Mortgage and other notes payable consisted of the following at March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009		December 31, 2008

	Amount	Weighted Average Interest Rate(1)	Amount	Weighted Average Interest Rate(1)

Fixed-rate debt:
Non-recourse loans on operating properties	$4,019,774	6.15%	$4,046,653	6.14%
Recourse loans on operating properties (2)	161,047	5.71%	161,694	5.71%
Secured line of credit (3)	400,000	4.45%	400,000	4.45%

Total fixed-rate debt	4,580,821	5.98%	4,608,347	5.99%
Variable-rate debt:
Recourse term loans on operating properties	291,324	1.81%	262,946	2.49%
Unsecured lines of credit	522,500	1.58%	522,500	1.92%
Secured lines of credit	166,050	1.34%	149,050	1.45%
Unsecured term facilities	437,494	2.01%	437,494	1.88%
Construction loans	96,708	2.12%	115,339	1.74%

Total variable-rate debt	1,514,076	1.76%	1,487,329	1.95%

Total	$6,094,897	4.93%	$6,095,676	5.01%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

The Company has entered into interest rate swaps on notional amounts totaling $127,500 as of March 31, 2009 and December 31, 2008 related to two of its variable-rate loans on operating properties to effectively fix the interest rates on those loans. Therefore, these amounts are currently reflected in fixed-rate debt.

(3)

The Company has entered into interest rate swaps on notional amounts totaling $400,000 as of March 31, 2009 and December 31, 2008 related to its largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

          The Company has an unsecured credit facility with total availability of $560,000 that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, the Company pays an annual fee of 0.1% of the amount of total availability under the unsecured credit facility. The credit facility matures in August 2009 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of August 2011. At March 31, 2009, the outstanding borrowings of $522,500 under the unsecured credit facility had a weighted average interest rate of 1.58%.

Unsecured Term Facilities

          In April 2008, the Company entered into a new unsecured term facility with total availability of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility. At March 31, 2009, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 2.23%. The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

          The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At March 31, 2009, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.78%. The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Secured Lines of Credit

          The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95% and had a weighted average interest rate of 3.54% at March 31, 2009. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2009:

Total Available	Total Outstanding	Maturity Date

$105,000	$17,000	June 2010
524,850	524,850	February 2010
20,000	20,000	March 2010
17,200	4,200	April 2010

$667,050	$566,050

           The agreements to the Company's $560,000 unsecured line of credit, the $524,850 secured line of credit and the unsecured term facilities with balances of $209,494 and $228,000 as of March 31, 2009, each with the same lender, contain default provisions customary for transactions of this nature and also contain cross-default provisions.

Letters of Credit

          At March 31, 2009, the Company had additional secured and unsecured lines of credit with a total commitment of $38,410 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $17,574 at March 31, 2009.

Covenants and Restrictions

          The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at March 31, 2009.

          Thirty-nine malls/open-air centers, nine associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Maturities

          As of March 31, 2009, the scheduled principal maturities of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2009	$981,353
2010	1,335,414
2011	623,703
2012	599,065
2013	456,126
Thereafter	2,086,253

6,081,914
Net unamortized premiums	12,983

$6,094,897

          Of the $981,353 of scheduled principal maturities in 2009, excluding net unamortized premiums of $109, related to eleven operating properties and the Company’s unsecured line of credit, maturities representing $757,300 have extensions available at the Company’s option, leaving approximately $224,053 of maturities in 2009 that must be retired or refinanced. The $224,053 of maturities in 2009 represents non-recourse, property-specific mortgage loans. All of the mortgages are held by life insurance companies, with the exception of a $53,055 commercial mortgage-backed securities loan that matures in December 2009. The Company has three loans totaling $111,838 that are with the same lender and have maturity dates ranging from May 2009 to October 2009. The Company is currently in the process of completing its negotiations with the lender on the loans and, subsequent to the first quarter of 2009, paid a nonrefundable commitment fee for a ten-year extension relating to two of the three loans.  The remaining loan will be repaid in full using excess proceeds from the refinancing and the Company's cash.  Also subsequent to the first quarter of 2009, the Company completed its refinancing negotiations with the lender of a loan that matured in April 2009 totaling $59,160 to extend the maturity date for one year to April 2010.

Interest Rate Hedge Instruments

          Effective January 1, 2009, the Company adopted SFAS No. 161. SFAS No. 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. In accordance with SFAS No. 133, the Company records its derivative instruments on its condensed consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.

          The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

          The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During

2009, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

          As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	4	$527,500
Interest Rate Cap	1	$80,000

          The Company has an $80,000 interest rate cap agreement to hedge the risk of changes in cash flows on a letter of credit supporting certain municipal bonds equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal value as of March 31, 2009 and December 31, 2008 and matures on December 3, 2010.

          The Company has a $40,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The swap was valued at $(840) and $(772) as of March 31, 2009 and December 31, 2008, respectively, and matures on November 7, 2010.

          The Company has an $87,500 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(3,682) and $(3,787) as of March 31, 2009 and December 31, 2008, respectively, and matures on September 23, 2010.

          The Company has a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on its largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(3,303) and $(3,989) as of March 31, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

          The Company has a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on its largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%.

The swap was valued at $(5,794) and $(7,022) as of March 31, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

          The above interest rate swaps’ total fair value of $(13,619) and $(15,570) as of March 31, 2009 and December 31, 2008, respectively, is included in Accounts Payable and Accrued Liabilities in the accompanying condensed consolidated balance sheets.

          In January 2009, the Company entered into a $129,000 interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of its properties equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 3.25%. The Company did not designate this cap as a hedge because it did not meet the hedge accounting requirements of SFAS No. 133. Changes in the fair value of this cap are recorded directly in earnings and totaled $71 for the three months ended March 31, 2009. The interest rate cap had a nominal value as of March 31, 2009 and matures on July 12, 2010.

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

          In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers. In June 2008, the Company completed the sale of one of the office properties. The Company completed the sale of an additional community center located in Greensboro, NC in August 2008. In December 2008, we completed the sale of an additional office property and adjacent, vacant development land located in Greensboro, NC. The results of operations of these properties are included in discontinued operations for the three months ended March 31, 2008.

          As of December 31, 2008, the Company determined that the properties that had not been sold during the year no longer met the held-for-sale criteria due to the improbability of additional sales related to the depressed real estate market. The results of operations from these remaining properties have been reclassified to continuing operations for all periods presented.

          During June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA. The results of operations of this property are included in discontinued operations for the three months ended March 31, 2008.

          Total revenues of the centers described above that are included in discontinued operations were $1,903 during the three months ended March 31, 2008. Discontinued operations during the three months ended March 31, 2009 and 2008 include true ups of estimated expenses to actual amounts for properties sold during previous years.

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

Three Months Ended March 31, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$244,031	$10,454	$5,370	$11,205	$271,060
Property operating expenses (1)	(84,092)	(3,054)	(2,067)	5,048	(84,165)
Interest expense	(60,839)	(2,167)	(1,024)	(7,855)	(71,885)
Other expense	—	—	—	(5,157)	(5,157)
Gain (loss) on sales of real estate assets	(5)	—	89	(223)	(139)

Segment profit	$99,095	$5,233	$2,368	$3,018	109,714

Depreciation and amortization expense					(78,311)
General and administrative expense					(11,479)
Interest and other income					1,581
Impairment of investment					(7,706)
Equity in earnings of unconsolidated affiliates					1,534
Income tax provision					(603)

Income from continuing operations					$14,730

Total Assets	$6,867,725	$339,489	$71,266	$694,390	$7,972,870
Capital expenditures (3)	$47,192	$6,195	$22,740	$26,458	$102,585

Three Months Ended March 31, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$253,845	$10,950	$3,794	$12,342	$280,931
Property operating expenses (1)	(92,285)	(2,645)	(1,191)	5,734	(90,387)
Interest expense	(63,069)	(2,306)	(1,135)	(13,714)	(80,224)
Other expense	—	—	—	(6,999)	(6,999)
Gain on sales of real estate assets	1,398	—	2	1,676	3,076

Segment profit (loss)	$99,889	$5,999	$1,470	$(961)	106,397

Depreciation and amortization expense					(75,081)
General and administrative expense					(12,531)
Interest and other income					2,727
Equity in earnings of unconsolidated affiliates					979
Income tax provision					(357)

Income from continuing operations					$22,134

Total Assets	$6,880,765	$348,057	$219,173	$580,953	$8,028,948
Capital expenditures (3)	$52,481	$267	$22,433	$101,183	$176,364

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Earnings Per Share

           In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company’s common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock. The dividend was paid on 66,407,096 shares of common stock outstanding on the record date. The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. The Company has elected to treat the issuance of its common stock as a stock dividend for per share purposes. Therefore, all share and per share information related to earnings per share for the periods presented have been increased proportionately to reflect the additional common stock issued.

          Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of earnings per share (“EPS”) pursuant to the two-class method. Pursuant to the provisions of FSP EITF 03-6-1, all prior-period EPS data presented has been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s reported earnings per share.

          Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their minority interest in the Operating Partnership into shares of common stock are not dilutive. The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Three Months Ended March 31,

	2009	2008

Weighted average shares outstanding	66,407	66,243
Effect of stock dividend	4,754	4,751

Denominator – basic earnings per share	71,161	70,994
Dilutive effect of:
Stock options	—	134
Deemed shares related to deferred compensation arrangements	35	30

Denominator – diluted earnings per share	71,196	71,158

Note 9 – Contingencies

          The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

          The Company consolidates its investment in a joint venture with the Westfield Group (“Westfield”), CW Joint Venture, LLC (“CWJV”). The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0% on the perpetual preferred joint venture units (“PJV units”) of CWJV that are held by Westfield. Subsequent to October 16, 2008, Westfield has the right to have all or a portion of the PJV units redeemed by CWJV for, at Westfield’s election, cash or property. The Company will have the right, but not the obligation, to purchase the PJV units after October 16, 2012 at their liquidation value, plus accrued and unpaid distributions. On the earliest to occur of June 30, 2013, immediately prior to the redemption of the PJV units, or immediately prior to the liquidation of CWJV or Westfield’s PJV units in CWJV, Westfield’s capital account may be increased by a capital contribution adjustment amount (“CCAA”). The CCAA represents the excess, if any, of the fair value of a share of the Company’s common stock on the above-specified date less $32.00 multiplied by 2.6 million shares. However, in no event shall the CCAA be greater than $26,000. The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies. As such, should the CCAA provision result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

          The Company has guaranteed 100% of the construction loan of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $67,000. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at March 31, 2009 on the loan was $39,144. The guaranty will expire upon repayment of the debt. The loan matures in August 2010, and has three one-year extension options, which are at the Company’s election, for an outside maturity date of August 2013. The Company has recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $112,000. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at March 31, 2009 on the loan was $45,605. The guaranty will expire upon repayment of the debt. The loan matures in June 2011, and has two one-year extension options, which are at the Company’s election, for an outside maturity date of June 2013. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $20,400 as of March 31, 2009. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

          The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at March 31, 2009 on the loans was $43,996 of which the Company has guaranteed $11,879. The Company has recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 to reflect the estimated fair value of the guaranty.

Performance Bonds

          The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2009, the total amount outstanding on these bonds was $47,705.

Note 10 – Share-Based Compensation

          The share-based compensation cost that was charged against income was $962 and $1,300 for the three months ended March 31, 2009 and 2008, respectively. Share-based compensation cost capitalized as part of real estate assets was $71 and $277 for the three months ended March 31, 2009 and 2008.

          The Company’s stock option activity for the three months ended March 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	608,015	$15.89
Exercised	—	—

Outstanding at March 31, 2009	608,015	15.89

Vested at March 31, 2009	608,015	15.89

Exercisable at March 31, 2009	608,015	15.89

          A summary of the status of the Company’s stock awards as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	257,840	$33.60
Granted	50,678	2.71
Forfeited	(720)	32.69
Vested	(67,728)	3.36

Nonvested at March 31, 2009	240,070	34.23

          As of March 31, 2009, there was $5,278 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.2 years.

Note 11 – Noncash Investing and Financing Activities

          The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,

	2009	2008

Accrued dividends and distributions	$44,354	$64,372

Additions to real estate assets accrued but not yet paid	16,082	22,738

Notes receivable from sale of interest in Tenco-CBL	1,750	—

Additions to real estate assets from forgiveness of mortgage note receivable	6,502	—

Note 12 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

          As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,656 and $1,380 during the three months ended March 31, 2009 and 2008, respectively.

          The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance resulting from changes in circumstances that may affect the realizability of the related deferred tax asset is included in income or expense, as applicable.

          The Company recorded an income tax provision of $603 and $357 for the three months ended March 31, 2009 and 2008, respectively. The income tax provision in 2009 consisted of a current income tax provision of $1,326 and a deferred income tax benefit of $723. The income tax provision in 2008 consisted of a current income tax provision of $1,501 and a deferred income tax benefit of $1,144.

          The Company had a net deferred tax asset of $2,155 at March 31, 2009 and $2,464 at December 31, 2008. The net deferred tax asset at March 31, 2009 and December 31, 2008 is included in other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.

          The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company reported nominal interest and penalty amounts for the three months ended March 31, 2009 and 2008, respectively.

Note 13 – Subsequent Events

          In April 2009, the Company entered into a one-year extension on its loan of $59,160 that is secured by St. Clair Square in Fairview Heights, IL with the existing lender at a fixed interest rate of 7.50%, which is 50 basis points higher than the 7.00% fixed interest rate on the original loan. The extended loan matures in April 2010.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion and analysis of financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that are included in this Form 10-Q. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as defined in the notes to the condensed consolidated financial statements. In this discussion, the terms “we”, “us”, “our” and the “Company” refer to CBL & Associates Properties, Inc. and its subsidiaries.

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

EXECUTIVE OVERVIEW

          We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping centers are located in 27 domestic states and in Brazil, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

           As of March 31, 2009, we owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional mall), eight community centers, one mixed-use center and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2009, we owned noncontrolling interests in nine regional malls, three associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had four community centers (each of which is owned in a joint venture) under construction at March 31, 2009.

           Given the challenging capital markets and economy in general over the past year, we have placed great emphasis on the need to preserve liquidity and maintain our earnings growth. We have implemented a number of measures to achieve these goals, and as such, we are pleased with the overall results for the three months ended March 31, 2009. We have made significant progress in addressing our remaining 2009 loan maturities and are working closely with lenders to obtain additional extensions beyond those already available to us on our lines of credit. In addition to working with lenders to meet our liquidity needs, we are also exploring other potential sources of capital including, among others, equity offerings, joint venture investments and asset sales.

           During the fourth quarter of 2008, we announced a reduction in the quarterly dividend rate, effective with the fourth quarter 2008 declaration, on our common stock to $0.37 per share from $0.545 per share. The reduction is expected to generate approximately $80.0 million of additional free cash flow on an annual basis. During the first quarter of 2009, we announced that our dividend for the quarter of $0.37 per share would be paid in a combination of cash and shares of our common stock as part of our effort to continue to maximize liquidity. Our board of directors will evaluate the nature and amount of our dividends each quarter, but if we were to maintain quarterly dividends consistent with that for the first quarter of 2009, we estimate that it would generate additional available cash of approximately $70.0 million on an annual basis.

           Our operating results for the first quarter of 2009 reflect the significant progress that we have made through our cost reduction initiatives that were implemented last year at the properties and our corporate office. We reported a reduction in our general and administrative expenses of 8.4% compared to the prior year period, helping to mitigate the anticipated pressure on our income from operations. We are also pleased with our Funds From Operations (“FFO”) for the three months ended March 31, 2009 compared with the prior year period. FFO for the current quarter was positively impacted by higher lease termination fees and decreased interest expense. Offsetting these improvements were higher bad debt expense and a non-cash impairment charge related to our investment in Jinsheng, a Chinese real estate company. FFO is a key performance measure for real estate companies. Please see the more detailed discussion of this measure on page 45.

           We are encouraged that the level of store closures and bankruptcies experienced to date in 2009 has been less than expected. The majority of our retailers continue to operate with strong financial fundamentals and have proven resilient in dealing with the economic challenges. In addition, the geographic markets in which our properties are located have withstood the difficult economic conditions better than most due to the diversification of major employers in the regions.

           Our business is built on a strategy of financial discipline, proactive management and preservation of excellent relationships with our retail and financial partners, each of which contribute to the underlying strength and resiliency of our portfolio of properties. While we recognize that we continue to face challenging times, it is evident that the steps we have taken in the past year to preserve shareholder value have positioned our company to move forward effectively. We are encouraged by the results of the first quarter of 2009 and are confident that our strategy, experience and expertise will serve to help us successfully overcome the challenges that lie ahead.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

          We have acquired or opened three community centers, one mixed-use center and one office building since January 1, 2008 (collectively referred to as the “New Properties”). These transactions impact the comparison of the results of operations for the three months ended March 31, 2009 to the results of operations for the comparable period ended March 31, 2008. Properties that were in operation as of January 1, 2008 and March 31, 2009 are referred to as the “Comparable Properties.” We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. Any reference to the New Properties in this section excludes those properties that are accounted for using the equity method of accounting. The New Properties are as follows:

Property	Location	Date Acquired/ Opened

Acquisition:
Renaissance Center (1)	Durham, NC	Feb-08

New Developments:
CBL Center II	Chattanooga, TN	Jan-08
Pearland Town Center	Pearland, TX	Jul-08
Plaza Macaé (2)	Macaé, Brazil	Sep-08
Statesboro Crossing	Statesboro, GA	Oct-08

(1)

This property represents a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

(2)

This property represents a 60/40 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying condensed consolidated statements of operations.

Revenues

          The $8.5 million decrease in rental revenues and tenant reimbursements was attributable to a decrease of $10.4 million from the Comparable Properties, partially offset by an increase of $1.9 million from the New Properties. The decrease in revenues of the Comparable Properties was driven by reductions of $4.6 million in base rents and $5.5 million in common area maintenance (“CAM”) reimbursements. Base rents declined due to decreased occupancy and leasing spreads in the current quarter compared to the prior year period. Tenant reimbursements decreased as a result of lower reimbursable property operating expenses, coupled with more tenant bankruptcies that resulted in a loss of tenant reimbursements. Our cost recovery ratio improved to 96.8% for the quarter ended March 31, 2009 from 95.6% for the prior-year period.

          The decrease in management, development and leasing fees of $0.4 million was mainly attributable to lower development fee income due to the completion in the prior year of certain developments that were under construction during the prior year quarter.

          Other revenues decreased by $0.9 million primarily due to a reduction in miscellaneous income. Miscellaneous income for the prior year quarter included $0.4 million of insurance proceeds related to a structure on one of the Company’s outparcels and $0.4 million of sponsorship fees related to the Company’s change in gift card providers.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, decreased $6.2 million due to a decrease of $7.8 million related to the Comparable Properties, partially offset by an increase of $1.6 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $4.5 million in payroll expenses, $1.1 million in advertising costs, $1.8 million in janitorial and security services and $0.7 million in snow removal costs, partially offset by increased bad debt expense of $1.0 million. Payroll expenses have declined due to our cost containment initiatives that were implemented during the latter half of the prior year which included staff reductions and eliminations of certain pay increases and bonuses. Janitorial and security services declined due to renegotiations of service contracts at reduced rates. Bad debt expense increased as a result of higher store closures and bankruptcies compared to the prior year quarter.

          The increase in depreciation and amortization expense of $3.2 million resulted from increases of $1.1 million from the New Properties and $2.1 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to capital expenditures for renovations, expansions, tenant allowances and deferred maintenance since the prior-year period.

          General and administrative expenses decreased $1.1 million primarily as a result of declines of $3.9 million in payroll and related expenses and $0.7 million in travel expenses, partially offset by a reduction in capitalized overhead of $3.4 million. The prior year quarter general and administrative expenses included a charge of $1.3 million incurred in relation to the retirement of a senior officer. As a percentage of revenues, general and administrative expenses decreased to 4.2% for the first quarter of 2009 compared with 4.5% for the prior year period.

Other Income and Expenses

          Interest expense decreased $8.3 million primarily due to the decrease in variable interest rates as compared to the first quarter of 2008. Our weighted average interest rate on variable-rate debt declined 205 basis points compared with the prior year period.

          During the first quarter of 2009, we incurred an impairment loss of $7.7 million on our investment in Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows. The decrease is a result of declining occupancy and sales due to the downturn of the real estate market in China. We performed a quantitative and qualitative analysis of our investment as of March 31, 2009 and determined that the impairment is other than temporary.

          During the first quarter of 2009, we recognized a loss on sales of real estate assets of $0.1 million related to the disposition of one of our investments in Brazil. We recorded a gain on sales of real estate assets of $3.1 million in the first quarter of 2008 related to the sale of four parcels of land.

          Equity in earnings of unconsolidated affiliates increased by $0.5 million during the first quarter of 2009, primarily due to a gain on an outparcel sale at one project.

          The income tax provision of $0.6 million for the three months ended March 31, 2009 relates to the earnings of our taxable REIT subsidiary and consists of a provision for current income taxes of $1.3 million, partially offset by a deferred tax benefit of $0.7 million. During the three months ended March 31, 2008, we recorded an income tax provision of $0.4 million, consisting of a provision for current income taxes of $1.5 million, partially offset by a deferred tax benefit of $1.1 million.

          We recognized a loss on discontinued operations of $0.1 million during the first quarter of 2009, compared to a gain of $0.3 million during the first quarter of 2008. Discontinued operations for the three months ended March 31, 2008 reflect the operating results of seven community centers and two office properties that were sold during 2008. Discontinued operations for the three months ended March 31, 2009 and 2008 include the true up of estimated expenses to actual amounts for properties sold during previous years.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center, which opened in July 2008, are our only non-stabilized malls as of March 31, 2009.

          We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,

	2009	2008

Malls	90.0%	90.4%
Associated centers	3.9%	3.9%
Community centers	2.0%	1.3%
Mortgages, office buildings and other	4.1%	4.4%

          We have continued to experience sales pressure in the first quarter of 2009. Mall store sales for the trailing twelve months ended March 31, 2009 on a comparable per square foot basis were $326 per square foot compared with $341 per square foot in the prior year period, a decline of 4.4%.

Occupancy

          Our portfolio occupancy is summarized in the following table:

	At March 31,

	2009	2008

Total portfolio occupancy	88.6%	91.6%
Total mall portfolio	88.9%	91.3%
Stabilized malls	89.1%	91.4%
Non-stabilized malls	80.3%	89.2%
Associated centers	89.0%	94.9%
Community centers	86.5%	90.0%

          Occupancy levels in the first quarter of 2009 were impacted by the residual closures from the bankruptcy activity in 2008. Many retailers who filed for bankruptcy protection during 2008 did not close until the first quarter of 2009.

          During the first quarter of 2009, three national retailers in our portfolio announced that they had filed for bankruptcy protection: Strasburg Children, Ritz Camera and S&K Menswear. We have seven Strasburg Children locations totaling 11,000 square feet and approximately $0.2 million in annual gross rents. We have 26 Ritz Camera locations totaling 48,000 square feet and approximately $1.6 million in annual gross rents. We have 16 S&K Menswear locations totaling 60,000 square feet and approximately $1.2 million in annual gross rents.

          We have approximately 50 junior anchor locations totaling 1,800,000 square feet of available space as a result of bankruptcies that occurred during 2008. We have executed leases or letters of intent for thirteen of these locations totaling more than 400,000 square feet. Our leasing efforts have broadened to include non-retail tenants such as learning centers, community colleges and fitness centers. These types of tenants can deliver new sources of customers and complement the properties’ traffic flow patterns.

Leasing

          Average annual base rents per square foot were as follows for each property type:

	At March 31,

	2009	2008

Stabilized malls	$29.34	$29.03
Non-stabilized malls	26.68	25.14
Associated centers	12.08	11.75
Community centers	14.62	13.51
Office Buildings	19.05	18.11

          During the three months ended March 31, 2009, we experienced negative results overall from the leasing spreads of comparable small shop space for spaces that were previously occupied as summarized in the following table:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF	% Change Average

All Property Types (1)	543,392	$37.17	$32.35	(13.0)%	$33.01	(11.2)%
Stabilized malls	490,923	39.00	33.97	(12.9)%	34.67	(11.1)%
New leases	92,349	40.35	37.93	(6.0)%	40.55	0.5%
Renewal leases	398,574	38.68	33.05	(14.6)%	33.31	(13.9)%

(1)	Includes stabilized malls, associated centers, community centers and office buildings.

          During the first quarter of 2009, we executed certain leases on several spaces at negative lease spreads that had a disproportionate effect on the overall results. This was primarily due to the execution of a number of renewal deals on a one-year basis with certain retailers in order to maintain occupancy while we seek other tenants to backfill the locations.

LIQUIDITY AND CAPITAL RESOURCES

          We derive a majority of our revenues from leases with retail tenants, which has historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures and dividends and distributions. To the extent that cash flows from operating activities are not sufficient to fund longer-term liquidity needs such as acquisitions, new developments, renovations and expansions, we typically have financed, and expect to continue to finance, such activities with our revolving credit facilities, property specific mortgages (which are generally non-recourse), construction and term loans, equity offerings, joint venture investments and issuances of noncontrolling interests in our Operating Partnership. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a maximized value for the assets. Proceeds from such sales are generally used to reduce borrowings on our credit facilities.

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

Cash Flows From Operations

          There was $44.1 million of unrestricted cash and cash equivalents as of March 31, 2009, a decrease of $7.2 million from December 31, 2008. Cash provided by operating activities during the three months ended March 31, 2009, decreased $1.3 million to $91.7 million from $93.0 million during the three months ended March 31, 2008. The decrease was primarily attributable to lower occupancy and higher bad debt expense, partially offset by lower operating, interest and general and administrative expenses.

Debt

          We refinanced or obtained extensions on more than $700.0 million of debt during the quarter, including more than $180.0 million on maturing mortgages and approximately $525.0 million on our largest secured credit facility.

          Of the $1,006.7 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during the remainder of 2009, including debt premiums of $0.1 million, we have extensions of $782.6 million available at our option that we intend to exercise, leaving approximately $224.1 million of maturities in 2009 that must be retired or refinanced. We completed a refinancing in April 2009 on one loan totaling $59.2 million with the same lender that extended the maturity for one year.

          All of the remaining 2009 loans, totaling $164.9 million, are non-recourse and property-specific and are held by life insurance companies, with the exception of a $53.1 million commercial mortgage-backed securities loan that matures in December 2009. We have three loans totaling $111.8 million that are with the same lender and have maturity dates ranging from May 2009 to October 2009. We are in the process of completing our negotiations with the lender on the loans and, subsequent to the first quarter of 2009, we paid a non-

refundable commitment fee for a ten-year extension relating to two of the three loans.  The remaining loan will be repaid in full using excess proceeds from the refinancing and our cash.

          Our unsecured line of credit with a balance as of March 31, 2009 totaling $522.5 million has an original maturity date of August 2009. The unsecured line of credit, with a capacity of $560.0 million, has two one-year extension options for an outside maturity date of August 2011. This facility, along with our largest secured line of credit with a capacity and an outstanding balance of $524.9 million as of March 31, 2009 that matures in February 2010, are both led by Wells Fargo (“Wells”). We are already in discussions with Wells and the additional syndicate participants regarding the refinancings of these lines of credit.

          Based on the status of our discussions with the lenders and the quality of the underlying properties, we believe that we will be successful in refinancing the loans maturing in 2009 and that the proceeds from those refinancings combined with cash flows generated from our operations, our reduced dividend, our equity and debt sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts. If we are not successful in achieving the anticipated level of proceeds from the refinancing of loans maturing in 2009, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a maximized value for the assets.

          The secured and unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. As of March 31, 2009, we are in compliance with our debt covenants. Our debt to gross asset value at March 31, 2009 was 57.5%, well under the required maximum of 65%. Our interest coverage ratio was 2.34 compared to the required minimum of 1.75 and our debt service coverage ratio was 1.93 compared to the required minimum of 1.55. We have also performed stress tests on our covenant calculations assuming changes in cap rate assumptions and interest rates that would negatively impact our calculation results. Based on the results of these tests, we believe that we currently have adequate capacity to continue meeting the requirements of our debt covenants. However, if necessary, we may pay down a portion of the lines of credit.

          The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.8 years at March 31, 2009 and 3.9 years at December 31, 2008. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.5 years and 4.6 years at March 31, 2009 and December 31, 2008, respectively.

          As of March 31, 2009 and December 31, 2008, our pro rata share of consolidated and unconsolidated variable-rate debt represented 25.3% and 24.6%, respectively, of our total pro rata share of debt. As of March 31, 2009, our share of consolidated and unconsolidated variable-rate debt represented 23.3% of our total market capitalization (see Equity below) as compared to 21.2% as of December 31, 2008.

          The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)

March 31, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,019,774	$(23,477)	$408,342	$4,404,639	6.15%
Recourse term loans on operating properties (2)	161,047	—	—	161,047	5.71%
Secured line of credit (3)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,580,821	(23,477)	408,342	4,965,686	5.95%

Variable-rate debt:
Recourse term loans on operating properties	291,324	(928)	46,625	337,021	1.78%
Construction loans	96,708	—	108,189	204,897	2.12%
Land loans	—	—	11,940	11,940	1.99%
Unsecured line of credit	522,500	—	—	522,500	1.58%
Secured lines of credit	166,050	—	—	166,050	1.34%
Unsecured term facilities	437,494	—	—	437,494	2.01%

Total variable-rate debt	1,514,076	(928)	166,754	1,679,902	1.78%

Total	$6,094,897	$(24,405)	$575,096	$6,645,588	4.90%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate(1)

December 31, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,046,653	$(23,648)	$418,761	$4,441,766	5.95%
Recourse term loans on operating properties (2)	161,694	—	—	161,694	5.71%
Secured line of credit (3)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,608,347	(23,648)	418,761	5,003,460	5.96%

Variable-rate debt:
Recourse term loans on operating properties	262,946	(928)	46,346	308,364	2.52%
Construction loans	115,339	—	85,182	200,521	2.19%
Land loans	—	—	11,940	11,940	3.04%
Unsecured line of credit	522,500	—	—	522,500	1.92%
Secured lines of credit	149,050	—	—	149,050	1.45%
Unsecured term facilities	437,494	—	—	437,494	1.88%

Total variable-rate debt	1,487,329	(928)	143,468	1,629,869	2.02%

Total	$6,095,676	$(24,576)	$562,229	$6,633,329	4.99%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

We have entered into interest rate swaps on notional amounts totaling $127,500 as of March 31, 2009 and December 31, 2008 related to two of our variable-rate loans on operating properties to effectively fix the interest rates on those loans. Therefore, these amounts are currently reflected in fixed-rate debt.

(3)

We have interest rate swaps on notional amounts totaling $400,000 as of March 31, 2009 and December 31, 2008 related to our largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Lines of Credit

          We have an unsecured line of credit with total availability of $560.0 million that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on our leverage ratio, as defined in the agreement to the facility. Additionally, we pay an annual fee of 0.1% of the amount of total availability under the unsecured line of credit. The line of credit matures in August 2009 and has two one-year extension options, which are at our election, for an outside maturity date of August 2011. At March 31, 2009, the outstanding borrowings of $522.5 million under the unsecured line of credit had a weighted average interest rate of 1.58%.

Unsecured Term Facilities

          In April 2008, we entered into a new unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility. At March 31, 2009, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 2.23%. The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

          We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At March 31, 2009, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.78%. We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

Secured Lines of Credit

          We have four secured lines of credit with total availability of $667.1 million, of which $566.1 million was outstanding as of March 31, 2009. The secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95%. Borrowings under the secured lines of credit had a weighted average interest rate of 3.54% at March 31, 2009.

          The agreements to our $560.0 million unsecured line of credit, our $524.9 million secured line of credit and our unsecured term facilities with balances of $209.5 million and $228.0 million as of March 31, 2009, each with the same lender, contain default provisions customary for transactions of this nature and also contain cross-default provisions.

          We also have secured and unsecured lines of credit with total availability of $38.4 million that are used only to issue letters of credit. There was $17.6 million outstanding under these lines at March 31, 2009.

Interest Rate Hedging Instruments

          In January 2009, we entered into a $129.0 million interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of our properties equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 3.25%. We did not designate this cap as a hedge for GAAP accounting purposes and, thus, record any unrealized gain or loss on the cap as interest expense in our condensed consolidated statement of operations. The interest rate cap had a nominal value as of March 31, 2009 and matures on July 12, 2010.

          We have an $80.0 million interest rate cap agreement to hedge the risk of changes in cash flows on a letter of credit supporting certain municipal bonds equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal value as of March 31, 2009 and December 31, 2008 and matures on December 3, 2010.

          We have a $40.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The swap was valued at ($0.8) million as of March 31, 2009 and December 31, 2008 and matures on November 7, 2010.

          We have an $87.5 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The swap was valued at $(3.7) million and $(3.8) million as of March 31, 2009 and December 31, 2008, respectively, and matures on September 23, 2010.

          We have a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The swap was valued at $(3.3) million and $(4.0) million as of March 31, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

          We have a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The swap was valued at $(5.8) million and $(7.0) million as of March 31, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

Equity

          During the three months ended March 31, 2009, we received $0.1 million in proceeds from issuances of common stock related to our dividend reinvestment plan. In addition, we paid cash dividends of $30.0 million to holders of our common stock and our preferred stock, as well as $24.6 million in net distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries. In April 2009, we issued 4,754,355 shares of our common stock in connection with the payment of our dividend for the first quarter of 2009, which resulted in an increase of 7.2% in the number of shares outstanding. Our Operating Partnership issued 1,338,079 additional common units in connection with its quarterly distribution to unitholders, which resulted in an increase of 2.6% in the number of common units and special common units outstanding. We have elected to treat the issuance of our common stock and common units in our Operating Partnership as a stock dividend for per share purposes. Therefore, all share and per share information related to earnings per share for the periods presented have been increased proportionately to reflect the additional common stock issued.

          As a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the Securities and Exchange Commission authorizing us to publicly issue shares of preferred stock, common stock and warrants to purchase shares of common stock with an aggregate public offering price of up to $500.0 million.

          Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio had increased as of March 31, 2009 due to a decline in the market price of our common stock. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at March 31, 2009 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value

Common stock and operating partnership units	117,064	$2.36	$276,271
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000

Total market equity			566,271
Company’s share of total debt			6,645,588

Total market capitalization			$7,211,859

Debt-to-total-market capitalization ratio			92.1%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on March 31, 2009. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

           Subsequent to March 31, 2009, our common stock price has increased.  Based on the closing price of $7.99 per share for our common stock as of May 8, 2009, and assuming no other changes in the variables included in the table above, our debt-to-total market capitalization ration would be approximately 84.4%.  Our bank covenants are based on our gross asset value compared to our debt levels and are not subject to market fluctuations in our stock price.

Capital Expenditures

          Including our share of unconsolidated affiliates’ capital expenditures, we spent $8.3 million during the three months ended March 31, 2009 for tenant allowances, which generally generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $2.2 million for the three months ended March 31, 2009 and included $0.1 million for resurfacing and improved lighting of parking lots, $1.1 million for roof repairs and replacements and $1.0 million for various other capital expenditures. Renovation expenditures were $0.1 million for the three months ended March 31, 2009.

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

          As part of our strategy to strengthen our liquidity position, we are focused on reducing capital expenditures related to renovations. Currently, the vast majority of our properties have been renovated within the last ten years and, due to this, we have decided to delay any future renovation plans.

          During the fourth quarter of 2008, we decided to suspend development on major new projects that were in predevelopment and the pursuit of certain other projects until the retail climate becomes more favorable. We will take a more conservative approach to development until we believe that the leasing environment has improved.

          An annual capital expenditures budget is prepared for each property that is intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

          The following table summarizes our development projects as of March 31, 2009 (dollars in thousands):

Properties Opened Year-to-date

		Total Project Square Feet	CBL’s Share of

			Total Cost	Cost To Date	Date Opened	Initial Yield(a)
Property	Location

Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$7,903	Spring-09	5.3%
Oak Park Mall - Barnes & Noble (b)	Kansas City, KS	34,000	9,619	11,504	Spring-09	7.9%

Redevelopments:
West County - Former Lord & Taylor	St. Louis, MO	90,620	34,149	24,607	Spring-09	9.9%

		164,620	$55,452	$44,014

Properties Under Development at March 31, 2009

		Total Project Square Feet	CBL’s Share of

			Total Cost	Cost To Date	Opening Date	Initial Yield(a)
Property	Location

Community/Open-Air Centers:
Hammock Landing (Phase I and Phase 1A) (c)	West Melbourne, FL	470,042	$39,673	$39,606	Spring-09/Fall-10	7.3	% *
Settlers Ridge (Phase I) (d)	Robinson Township, PA	393,422	108,818	55,320	Fall-09	6.1	% *
The Pavilion at Port Orange (Phase I and Phase 1A) (c)	Port Orange, FL	495,669	73,813	44,750	Fall-09/Summer-10	7.1	% *
The Promenade (d)	D’Iberville, MS	681,317	88,127	46,928	Fall-09	8.0%

		2,040,450	$310,431	$186,604

(a)	Pro forma initial yields represented here may be lower than actual initial returns as they are reduced for management and development fees.
(b)	Costs to date may be gross of applicable reimbursements that have not yet been received.
(c)	50/50 Joint Ventures. Costs to date may be gross of applicable reimbursements that have not yet been received.
(d)

Settlers Ridge is a 60/40 Joint Venture. The Promenade is an 85/15 joint venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Costs to date may be gross of applicable reimbursements that have not yet been received.

*	Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

          We have four major development projects currently under construction that are scheduled to open this year. There is no additional capital currently required for these projects as all equity has been funded. Construction loans are in place for the remaining development costs. We have taken measures to limit our initial exposure on these projects by phasing the small shop portions or converting sections of the small shop portions to junior anchor spaces. Beyond the current slate of construction projects, we are not pursuing any additional new developments.

          We celebrated the grand opening of the first phase of Hammock Landing, a community center in West Melbourne, FL, on April 1. The project opened approximately 80% leased and committed with Kohl’s, Marshall’s, Michaels, PETCO and various small shops. The center is off to an excellent start in terms of sales and reception from the community. A Target, ULTA and additional shops are scheduled to open in July.

          The Promenade in D’Iberville, MS, The Pavilion at Port Orange in Port Orange, FL and Settlers Ridge in Pittsburgh, PA will also celebrate grand openings later this year. While the new leasing environment remains challenging, we are continuing to achieve positive leasing results in all of our new developments. The first phases of these projects are between 70% and 80% leased and committed.

          We completed two expansions during the first quarter. Oak Park Mall in Kansas City, KS and Asheville Mall in Asheville, NC each opened a Barnes & Noble addition. We also completed a redevelopment of the former Lord & Taylor space at West County Center in St. Louis, MO, forming a 90,000 square foot open-air expansion. New tenants include North Face, Bravo, McCormick & Schmicks and Barnes & Noble, and we recently signed Prime Bar to join later this year.

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

          We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects presented above, we do not have any other material capital commitments as of March 31, 2009.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

          We have ownership interests in 22 unconsolidated affiliates that are described in Note 4 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.” The following are circumstances when we may consider entering into a joint venture with a third party:

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

          We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at March 31, 2009 on the loans was $44.0 million of which we have guaranteed $11.9 million. We have recorded an obligation of $0.3 million in our condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 to reflect the estimated fair value of the guaranty.

          We have guaranteed 100% of the construction loan of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $67.0 million. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at March 31, 2009 on the loan was $39.1 million. The guaranty will expire upon repayment of the debt. The loan matures in August 2010, and has three one-year extension options, which are at our election, for an outside maturity date of August 2013. We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of

March 31, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $112.0 million. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at March 31, 2009 on the loan was $45.6 million. The guaranty will expire upon repayment of debt. The loan matures in June 2011, and has two one-year extension options, which are at our election, for an outside maturity date of June 2013. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $20.4 million as of March 31, 2009. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

          Our guarantees and the related accounting are more fully described in Note 9 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

          Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

          We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. No impairments were incurred during the three months ended March 31, 2009 and 2008.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

          Effective January 1, 2009, we adopted the previously deferred portion of SFAS No. 157. The adoption had no impact on our condensed consolidated financial statements. The provisions of SFAS No. 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS No. 157. See Note 3 to the condensed consolidated financial statements for further discussion.

          Effective January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which requires that a noncontrolling interest in a consolidated subsidiary be displayed in the consolidated statement of financial position as a separate component of equity. After control is obtained, a change in ownership interests that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. The adoption of SFAS No. 160 resulted in certain presentation reclassifications and adjustments in our condensed consolidated financial statements for all periods presented. See Note 4 to the condensed consolidated financial statements for further discussion.

          Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. It also requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The adoption did not have an impact on our condensed consolidated financial statements. See Note 5 to the condensed consolidated financial statements for further discussion.

          Effective January 1, 2009, we adopted FSP Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of earnings per share (“EPS”) pursuant to the two-class method. Pursuant to the provisions of FSP EITF 03-6-1, all prior-period EPS data presented has been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on our reported EPS.

          Effective January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting for business combinations entered into subsequent to December 31, 2008. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. The adoption of SFAS No. 141(R) did not have an impact on our condensed consolidated financial statements.

          Effective January 1, 2009, we adopted FSP Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends the guidance of SFAS No. 141(R) related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS No. 141, Business Combinations. According to the provisions of FSP FAS 141(R)-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. Otherwise, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies. The provisions of FSP FAS 141(R)-1 are prospectively applied to business combinations completed subsequent to December 31, 2008. The adoption SFAS No. 141(R)-1 did not have an impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

          In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly. The provisions of this pronouncement are effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption of FSP FAS 157-4 on our condensed consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements. FSP FAS 115-2 and FAS 124-2 does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities. The provisions of this pronouncement are effective for interim and annual reporting periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption of FSP FAS 115-2 and FAS 124-2 on our condensed consolidated financial statements.

          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The pronouncement amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods and to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. We are currently assessing the potential impact of the adoption on our condensed consolidated financial statements.

Impact of Inflation

          Due to the current economic crisis that arose primarily in the fourth quarter of 2008 when the credit and investment markets crashed, consumers have experienced drastic decreases in the prices of their equity securities investments, certain savings accounts linked to securities markets and housing values. Decreased spending due to low consumer confidence has left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay-offs of employees. The result has been one of the highest unemployment rates in recent history. During this deflationary-type period, generally prices of consumer goods have decreased in an effort to spur consumer spending as one method to assist in the turnaround of the current recession-level conditions. Consumers are wary of their purchases, especially those that are discretionary in nature, and are seeking lower-cost alternatives when buying both discretionary and necessary goods. This has left many businesses with no alternative but to decrease prices on goods and services simply to stay in business.

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

Funds From Operations

          Funds From Operations (“FFO”) is a widely used measure of the operating performance of real estate companies that supplements net income determined in accordance with generally accepted accounting principles (“GAAP”). The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

          We present both FFO of our operating partnership and FFO allocable to common shareholders, as we believe that both are useful performance measures. We believe FFO of our operating partnership is a useful performance measure since we conduct substantially all of our business through our operating partnership and, therefore, it reflects the performance of the properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our operating partnership. We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income available to common shareholders.

          In our reconciliation of net income available to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in earnings of our operating partnership in order to arrive at FFO of our operating partnership. We then apply a percentage to FFO of our operating partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted average number of common shares outstanding for the period and dividing it by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

          FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

          FFO of the Operating Partnership decreased to $88.5 million during the three months ended March 31, 2009 compared to $92.9 million in the prior year period, representing a decrease of 4.7%. FFO of the Operating Partnership for the first quarter ended March 31, 2009 was primarily impacted by the non-cash impairment charge of $7.7 million related to our investment in a Chinese real estate company.

          The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Three Months Ended March 31,

	2009	2008

Net income available to common shareholders	$1,712	$6,171
Noncontrolling interest in earnings of operating partnership	1,306	4,742
Depreciation and amortization expense of:
Consolidated properties	78,311	73,616
Unconsolidated affiliates	7,509	6,677
Discontinued operations	—	2,240
Non-real estate assets	(247)	(243)
Noncontrolling interests’ share of depreciation and amortization	(201)	(348)
Loss on discontinued operations	60	—

Funds from operations of the operating partnership	88,450	92,855
Percentage allocable to Company shareholders (1)	57.80%	57.73%

Funds from operations allocable to Company shareholders	$51,124	$53,605

(1)

Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties. Estimates of future performance and economic conditions are reflected assuming certain changes in interest and foreign exchange rates. Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ. We employ various derivative programs to manage certain portions of our market risk associated with interest rates. See Note 5 of the notes to consolidated financial statements for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

          Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2009, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $8.4 million and, after the effect of capitalized interest, annual earnings by approximately $7.9 million.

          Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2009, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $88.0 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.3 million.

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

          The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, by providing information that is current as of March 31, 2009:

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

          All of our Properties (but not properties for which we hold an option to purchase but do not yet own) have been subject to Phase I environmental assessments or updates of existing Phase I environmental assessments. Such assessments generally consisted of a visual inspection of the Properties, review of federal and state environmental databases and certain information regarding historic uses of the property and adjacent areas and the preparation and issuance of written reports. Some of the Properties contain, or contained, underground storage tanks used for storing petroleum products or wastes typically associated with automobile service or other operations conducted at the Properties. One Property contained a dry-cleaning establishment that utilized solvents. Where believed to be warranted, samplings of building materials or subsurface investigations were undertaken. At certain Properties, where warranted by the conditions, we have developed and implemented an operations and maintenance program that establishes operating procedures with respect to asbestos-containing materials. The cost associated with the development and implementation of such programs was not material. We have also obtained environmental insurance coverage at certain of our Properties.

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

          Energy costs, repairs, maintenance and capital improvements to common areas of our Properties, janitorial services, administrative, property and liability insurance costs and security costs are typically allocable to our Properties’ tenants. Our lease agreements typically provide that the tenant is liable for a portion of the CAM and other operating expenses. While historically our lease agreements provided for variable CAM provisions, the majority of our current leases require an equal periodic tenant reimbursement amount for our cost recoveries which serves to fix our tenants’ CAM contributions to us. In these cases, a tenant will pay a single specified rent amount, or a set expense reimbursement amount, subject to annual increases, regardless of the actual amount of operating expenses. The tenant’s payment remains the same regardless of whether operating expenses increase or decrease, causing us to be responsible for any excess amounts or to benefit from any declines. As a result, the CAM and tenant reimbursements that we receive may or may not allow us to recover a substantial portion of these operating costs.

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

          Regional malls are typically anchored by well-known department stores and other significant tenants who generate shopping traffic at the mall. A decision by an anchor tenant or other significant tenant to cease operations at one or more Properties could have a material adverse effect on those Properties and, by extension, on our financial condition and results of operations. The closing of an anchor or other significant tenant may allow other anchors and/or tenants at an affected Property to terminate their leases, to seek rent relief and/or cease operating their stores or otherwise adversely affect occupancy at the Property. In addition, key tenants at one or more Properties might terminate their leases as a result of mergers, acquisitions, consolidations, dispositions or bankruptcies in the retail industry. The bankruptcy and/or closure of one or more significant tenants, if we are not able to successfully re-tenant the affected space, could have a material adverse effect on both the operating revenues and underlying value of the Properties involved, reducing the likelihood that we would be able to sell the Properties if we decided to do so, or we may be required to incur redevelopment costs in order to successfully obtain new anchors or other significant tenants when such vacancies exist.

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

          We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general. The United States is in the midst of an economic recession with the capital and credit markets experiencing extreme volatility and disruption. If current levels of market volatility continue to worsen, access to capital and credit markets could be disrupted over an extended period of time, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature. As of March 31, 2009, our total share of consolidated and unconsolidated debt maturing in 2009 and 2010, as though all extension options available have been exercised, is $224.2 million and $1,057.7 million, respectively. Although we have successfully obtained debt for refinancings of our maturing debt, acquisitions and the construction of new developments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

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

          Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 50.8% of our total revenues from all Properties for the three months ended March 31, 2009 and currently include 45 malls, 20 associated centers, 6 community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 30.0% of our total revenues from all Properties for the three months ended March 31, 2009 and currently include 27 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Greensboro, NC, Kansas City (Overland Park), KS, and Chattanooga, TN metropolitan areas, which are our five largest markets.

          Our Properties located in the St. Louis, MO, Nashville, TN, Greensboro, NC, Kansas City (Overland Park), KS, and Chattanooga, TN metropolitan areas accounted for approximately 8.8%, 3.8%, 3.2%, 2.9% and 2.6%, respectively, of our total revenues for the three months ended March 31, 2009. No other market accounted for more than 2.6% of our total revenues for the three months ended March 31, 2009. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

•

Stockholder Rights Plan – We have a stockholder rights plan, which may delay, deter or prevent a change in control unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. The rights plan generally would be triggered if an entity, group or person acquires (or announces a plan to acquire) 15% or more of our common stock. If such transaction is not approved by our board of directors, the effect of the stockholder rights plan would be to allow our stockholders to purchase shares of our common stock, or the common stock or other merger consideration paid by the acquiring entity, at an effective 50% discount. This plan expired on April 29, 2009.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

        (c)  The following table presents information with respect to repurchases of common stock made by us     during the three months ended March 31, 2009:

Period	Total Numbers of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

January 1–31, 2009	—	$—	—	—
February 1–28, 2009	2,423	$4.59	—	—
March 1–31, 2009	—	$—	—	—

Total	2,423	$4.59	—	—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
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
(Authorized Officer and Principal Financial Officer)

Date: May 11, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

10.7.9	Separation and General Release Agreement, dated January 5, 2009, between the Company and Ronald L. Fullam.

10.7.10	Separation and General Release Agreement, dated January 5, 2009, between the Company and Robert S. Tingle.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.