Form 10-Q
period 2009-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2009-08-10
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 5, 2009, there were 137,859,925 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2009	December 31, 2008

ASSETS
Real estate assets:
Land	$926,588	$902,504
Buildings and improvements	7,567,502	7,503,334

	8,494,090	8,405,838
Accumulated depreciation	(1,433,863)	(1,310,173)

	7,060,227	7,095,665
Developments in progress	217,207	225,815

Net investment in real estate assets	7,277,434	7,321,480
Cash and cash equivalents	50,789	51,227
Cash held in escrow	—	2,700
Receivables:
Tenant, net of allowance for doubtful accounts of $2,133 in 2009 and $1,910 in 2008	69,386	74,402
Other	12,725	12,145
Mortgage and other notes receivable	51,380	58,961
Investments in unconsolidated affiliates	196,106	207,618
Intangible lease assets and other assets	285,712	305,802

	$7,943,532	$8,034,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other notes payable	$5,688,602	$6,095,676
Accounts payable and accrued liabilities	291,152	329,991

Total liabilities	5,979,754	6,425,667

Commitments and contingencies (Notes 3, 5 and 11)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	91,792	18,393
Redeemable noncontrolling preferred joint venture interest	421,457	421,279

Total redeemable noncontrolling interests	513,249	439,672

Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2009 and 2008	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2009 and 2008	7	7
Common Stock, $.01 par value, 180,000,000 shares authorized, 137,855,513 and 66,394,844 issued and outstanding in 2009 and 2008, respectively	1,378	664
Additional paid-in capital	1,420,214	993,941
Accumulated other comprehensive loss	(6,968)	(12,786)
Accumulated deficit	(223,202)	(193,307)

Total shareholders’ equity	1,191,434	788,524
Noncontrolling interests	259,095	380,472

Total equity	1,450,529	1,168,996

	$7,943,532	$8,034,335

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

REVENUES:
Minimum rents	$170,491	$177,943	$342,428	$352,474
Percentage rents	1,604	1,610	6,408	6,606
Other rents	4,142	4,204	8,422	9,218
Tenant reimbursements	81,695	79,952	163,179	166,375
Management, development and leasing fees	1,615	2,484	4,080	5,422
Other	6,977	6,290	13,067	13,320

Total revenues	266,524	272,483	537,584	553,415

EXPENSES:
Property operating	39,355	44,094	83,372	92,386
Depreciation and amortization	75,793	73,064	154,104	148,144
Real estate taxes	24,449	23,898	48,603	48,077
Maintenance and repairs	13,416	15,003	29,410	32,919
General and administrative	10,893	11,114	22,372	23,645
Other	5,914	6,541	11,071	13,540

Total expenses	169,820	173,714	348,932	358,711

Income from operations	96,704	98,769	188,652	194,704
Interest and other income	1,362	2,182	2,943	4,909
Interest expense	(72,842)	(76,455)	(144,727)	(156,679)
Impairment of investment	—	—	(7,706)	—
Gain (loss) on sales of real estate assets	72	4,269	(67)	7,345
Equity in earnings (losses) of unconsolidated affiliates	62	(186)	1,596	793
Income tax provision	(152)	(3,838)	(755)	(4,195)

Income from continuing operations	25,206	24,741	39,936	46,877
Operating income of discontinued operations	86	1,053	20	1,335
Gain (loss) on discontinued operations	(12)	3,112	(72)	3,112

Net income	25,280	28,906	39,884	51,324
Net income attributable to noncontrolling interests:
Operating Partnership	(5,109)	(7,385)	(6,415)	(12,127)
Other consolidated subsidiaries	(6,580)	(6,402)	(12,711)	(12,451)

Net income attributable to the Company	13,591	15,119	20,758	26,746
Preferred dividends	(5,454)	(5,454)	(10,909)	(10,909)

Net income available to common shareholders	$8,137	$9,665	$9,849	$15,837

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Basic per share data attributable to common shareholders:

Income from continuing operations, net of preferred dividends	$0.10	$0.10	$0.13	$0.19
Discontinued operations	—	0.04	—	0.03

Net income available to common shareholders	$0.10	$0.14	$0.13	$0.22

Weighted average common shares outstanding	82,918	71,062	77,072	71,027
Diluted per share data attributable to common shareholders:

Income from continuing operations, net of preferred dividends	$0.10	$0.10	$0.13	$0.19
Discontinued operations	—	0.04	—	0.03

Net income available to common shareholders	$0.10	$0.14	$0.13	$0.22

Weighted average common and potential dilutive common shares outstanding	82,957	71,250	77,109	71,209
Amounts attributable to common shareholders:

Income from continuing operations, net of preferred dividends	$8,092	$7,259	$9,880	$13,269
Discontinued operations	45	2,406	(31)	2,568

Net income available to common shareholders	$8,137	$9,665	$9,849	$15,837

Dividends declared per common share	$0.1100	$0.5450	$0.4800	$1.0900

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders’ Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total	Comprehensive Income

Balance, January 1, 2008	$43,145	$12	$662	$964,676	$(13)	$(70,154)	$895,183	$482,217	$1,377,400	$—
Net income	2,654	—	—	—	—	26,746	26,746	11,999	38,745	41,400
Net unrealized loss on available-for-sale securities	(62)	—	—	—	(2,631)	—	(2,631)	(1,958)	(4,589)	(4,651)
Unrealized loss on hedging instruments	(41)	—	—	—	(1,752)	—	(1,752)	(1,305)	(3,057)	(3,098)
Unrealized gain on foreign currency translation adjustment	21	—	—	—	892	—	892	664	1,556	1,577
Dividends declared - common stock	—	—	—	—	—	(72,199)	(72,199)	—	(72,199)	—
Dividends declared - preferred stock	—	—	—	—	—	(10,909)	(10,909)	—	(10,909)	—
Issuance of common stock and restricted common stock	—	—	1	327	—	—	328	—	328	—
Cancellation of restricted common stock	—	—	—	(507)	—	—	(507)	—	(507)
Exercise of stock options	—	—	—	583	—	—	583	—	583	—
Accelerated vesting of share-based compensation	—	—	—	35	—	—	35	—	35	—
Accrual under deferred compensation arrangements	—	—	—	53	—	—	53	—	53	—
Amortization of deferred compensation	—	—	—	2,487	—	—	2,487	—	2,487	—
Additions to deferred financing costs	—	—	—	—	—	—	—	23	23
Income tax benefit from share-based compensation	67	—	—	1,590	—	—	1,590	2,079	3,669	—
Distributions to noncontrolling interests	(3,401)	—	—	—	—	—	—	(55,328)	(55,328)	—
Contributions from noncontrolling interest in Operating Partnership	—	—	—	—	—	—	—	2,567	2,567	—
Adjustment for noncontrolling interests	(617)	—	—	525	—	—	525	92	617	—
Reclassification of noncontrolling interests related to deconsolidation	—	—	—	—	—	—	—	(3,257)	(3,257)	—
Adjustment to record redeemable noncontolling partnership interest at redemption value	(113)	—	—	113	—	—	113	—	113	—

Balance, June 30, 2008	$41,653	$12	$663	$969,882	$(3,504)	$(126,516)	$840,537	$437,793	$1,278,330	$35,228

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity

		Shareholders’ Equity

	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests	Total	Comprehensive Income

Balance, January 1, 2009	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996	$—
Net income	2,688	—	—	—	—	20,758	20,758	6,095	26,853	29,541
Net unrealized gain (loss) on available-for-sale securities	193	—	—	—	192	—	192	(249)	(57)	136
Unrealized gain on hedging instruments	342	—	—	—	3,053	—	3,053	1,728	4,781	5,123
Realized loss on foreign currency translation adjustment	3	—	—	—	44	—	44	28	72	75
Unrealized gain on foreign currency translation adjustment	350	—	—	—	2,529	—	2,529	1,300	3,829	4,179
Dividends declared - common stock	—	—	—	—	—	(39,744)	(39,744)	—	(39,744)	—
Dividends declared - preferred stock	—	—	—	—	—	(10,909)	(10,909)	—	(10,909)	—
Issuance of common stock and restricted common stock	—	—	—	414	—	—	414	—	414	—
Issuance of common stock for dividend	—	—	48	14,691	—	—	14,739	—	14,739	—
Issuance of common stock in equity offering	—	—	666	380,936	—	—	381,602	—	381,602	—
Cancellation of restricted common stock	—	—	—	(117)	—	—	(117)	—	(117)	—
Accrual under deferred compensation arrangements	—	—	—	39	—	—	39	—	39	—
Amortization of deferred compensation	—	—	—	1,515	—	—	1,515	—	1,515	—
Additions to deferred financing costs	—	—	—	—	—	—	—	23	23	—
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	—	—	—	—	—	—	(82,970)	(82,970)	—
Issuance of noncontrolling interests for distribution	—	—	—	—	—	—	—	4,140	4,140	—
Distributions to noncontrolling interests	(6,262)	—	—	—	—	—	—	(29,062)	(29,062)	—
Purchase of noncontrolling interests in other consolidated subsidiaries	—	—	—	217	—	—	217	(717)	(500)	—
Adjustment for noncontrolling interests	(6,238)	—	—	27,931	—	—	27,931	(21,693)	6,238	—
Adjustment to record redeemable noncontrolling partnership interest at redemption value	(647)	—	—	647	—	—	647	—	647	—

Balance, June 30, 2009	$91,792	$12	$1,378	$1,420,214	$(6,968)	$(223,202)	$1,191,434	$259,095	$1,450,529	$39,054

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,884	$51,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	96,393	89,193
Amortization	62,142	64,255
Net amortization of debt premiums and discounts	(3,742)	(3,936)
Net amortization of above- and below-market leases	(3,112)	(5,108)
(Gain) loss on sales of real estate assets	67	(7,345)
Realized foreign currency loss	75	—
(Gain) loss on discontinued operations	72	(3,112)
Issuance of stock under incentive plan	332	—
Write-off of development projects	143	2,911
Share-based compensation expense	1,543	2,727
Income tax benefit from share-based compensation	—	3,736
Impairment of investment	7,706	—
Equity in earnings of unconsolidated affiliates	(1,596)	(793)
Distributions of earnings from unconsolidated affiliates	6,020	6,943
Changes in:
Tenant and other receivables	4,436	4,277
Other assets	729	(430)
Accounts payable and accrued liabilities	(11,947)	(14,149)

Net cash provided by operating activities	199,145	190,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(115,718)	(252,909)
Cash placed in escrow	2,699	(2,650)
Proceeds from sales of real estate assets	4,722	42,113
Additions to mortgage notes receivable	(4,437)	(9,741)
Payments received on mortgage notes receivable	7,437	103,964
Additional investments in and advances to unconsolidated affiliates	(42,012)	(71,119)
Distributions in excess of equity in earnings of unconsolidated affiliates	45,464	23,365
Purchase of noncontrolling interests in other consolidated subsidiary	(500)	—
Changes in other assets	15,439	(10,389)

Net cash used in investing activities	(86,906)	(177,366)

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,

	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	$347,017	$764,387
Principal payments on mortgage and other notes payable	(750,349)	(622,553)
Additions to deferred financing costs	(4,075)	(2,870)
Proceeds from issuances of common stock	381,686	171
Proceeds from exercises of stock options	—	584
Income tax benefit from share-based compensation	—	(3,736)
Contributions from noncontrolling interests in other consolidated subsidiaries	—	2,567
Distributions to noncontrolling interests	(41,349)	(67,938)
Dividends paid to holders of preferred stock	(10,909)	(10,909)
Dividends paid to common shareholders	(34,405)	(72,206)

Net cash used in financing activities	(112,384)	(12,503)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(293)	—
NET CHANGE IN CASH AND CASH EQUIVALENTS	(145)	624
CASH AND CASH EQUIVALENTS, beginning of period	51,227	65,826

CASH AND CASH EQUIVALENTS, end of period	$50,789	$66,450

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$148,309	$162,076

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)

Note 1 – Organization and Basis of Presentation

          CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. CBL’s shopping center properties are located in 27 states and in Brazil, but are primarily in the southeastern and midwestern United States.

          CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). At June 30, 2009, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional mall), eight community centers, one mixed-use center and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity. At June 30, 2009, the Operating Partnership owned noncontrolling interests in nine regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had four community/open-air centers (three of which are owned in joint ventures) under construction at June 30, 2009. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

          CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2009, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 71.6% limited partner interest for a combined interest held by CBL of 72.6%.

          The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2009, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 12.1% limited partner interest and third parties owned a 5.5% limited partner interest in the Operating Partnership. CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at June 30, 2009, for a total combined effective interest of 13.6% in the Operating Partnership.

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

          The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the

Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended June 30, 2009, are not necessarily indicative of the results to be obtained for the full fiscal year.

          Certain historical amounts have been reclassified to conform to the current year presentation. Certain properties for which the financial results were originally reported as discontinued operations in the condensed consolidated financial statements for the three and six month periods ended June 30, 2008 no longer meet the criteria to be classified as held for sale and are, thus, currently reflected in continuing operations for all periods presented. Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations. See Note 6 for further discussion. Also see Notes 4 and 8 for discussion regarding the impact on the presentation of the condensed consolidated financial statements and share information related to the adoption of certain accounting pronouncements as of January 1, 2009.

          In April 2009, the Company paid its first quarter dividend on its common stock. The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. The Company elected to treat the issuance of its common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented have been increased proportionately to reflect the additional common stock issued. See Note 8 for further discussion.

          The Company has evaluated subsequent events through August 10, 2009, which is the date these financial statements were issued.

          These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Current Report on Form 8-K dated July 27, 2009.

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

          Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting for business combinations entered into subsequent to December 31, 2008. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. We will apply the provisions of SFAS No. 141(R) to future business combinations.

          Effective January 1, 2009, the Company adopted FSP Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends the guidance of SFAS No. 141(R) related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS No. 141, Business Combinations. According to the provisions of FSP FAS 141(R)-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. Otherwise, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies. The provisions of FSP FAS 141(R)-1 are prospectively applied to business combinations completed subsequent to December 31, 2008. We will apply the provisions of SFAS No. 141(R)-1 to future business combinations.

          Effective April 1, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly. The adoption of FSP FAS 157-4 did not have an impact on the Company’s condensed consolidated financial statements.

          Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements. FSP FAS 115-2 and FAS 124-2 does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities. The adoption did not have an impact on the Company’s condensed consolidated financial statements, but did require additional disclosures regarding the Company’s other-than-temporary impairments. See Notes 3 and 4 for further information.

          Effective April 1, 2009, the Company adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The pronouncement amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods. The adoption did not have an impact on the Company’s condensed consolidated financial statements, but did require additional disclosures regarding the fair value of the Company’s financial instruments. See Note 3 for further information.

          Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the issuance of the financial statements. The pronouncement requires entities to disclose the date through which an entity has evaluated subsequent events, which for public companies, shall be the date the financial statements are issued. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, which requires additional information regarding transfers of financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impact, if any, of the adoption of SFAS No. 166 on its condensed consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impact of the adoption of SFAS No. 167 on its condensed consolidated financial statements.

          In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not result in changes to current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one area. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim periods and fiscal years ending after September 15, 2009. The Codification will not have an impact on the Company’s condensed consolidated financial statements.

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

          The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008:

		Fair Value Measurements at June 30, 2009 Using

	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,345	$4,345	$—	$—
Privately held debt and equity securities	2,475	—	—	2,475
Interest rate cap	43	—	43	—

Liabilities:
Interest rate swaps	$10,431	$—	$10,431	$—

		Fair Value Measurements at December 31, 2008 Using

	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,209	$4,209	$—	$—
Privately held debt and equity securities	4,875	—	—	4,875
Interest rate cap	30	—	30	—

Liabilities:
Interest rate swaps	$15,570	$—	$15,570	$—

          Other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale. Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests. If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value. During the three and six months ended June 30, 2009, the Company did not recognize any realized gains or losses related to sales or disposals of marketable securities or other-than-temporary impairments. The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1. The following is a summary of the available-for-sale securities held by the Company as of June 30, 2009 and December 31, 2008:

		Gross Unrealized

	Adjusted Cost	Gains	Losses	Fair Value

June 30, 2009	$4,207	$139	$(1)	$4,345
December 31, 2008	$4,207	$2	$—	$4,209

          The Company holds a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, in which the Company also holds a cost-method investment. The secured convertible note is non-interest bearing and is secured by shares of Jinsheng. Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value. The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model. Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3. As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the downturn of the real estate market in China. An impairment charge of $2,400 is recorded in the Company’s condensed consolidated statement of operations for the six month period ended June 30, 2009 to reduce the carrying values of the secured convertible note and warrant to their estimated fair values. The Company performed a quantitative and qualitative analysis of its investment as of June 30, 2009 and determined that the current balance of the secured convertible note and warrant of $2,475 is not impaired. A rollforward of the Company’s secured convertible note and warrant is as follows:

Balance at January 1, 2009	$4,875
Impairment loss recognized in earnings	(2,400)

Balance at June 30, 2009	$2,475

See Note 4 for further discussion.

          The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt. The interest rate swaps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The Company currently has four interest rate swap agreements included in Accounts Payable and Accrued Liabilities that qualify as hedging instruments and are designated as cash flow hedges. The swaps have met the effectiveness test criteria since inception and changes in the fair values of the swaps are, thus, reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate swaps, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

          The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The estimated fair value of mortgage and other notes payable was $5,227,981 and $5,506,725 at June 30, 2009 and December 31, 2008, respectively. The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

          SFAS No. 157 requires separate disclosure of assets and liabilities measured at fair value on a recurring basis from those measured at fair value on a nonrecurring basis. As of June 30, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

Note 4 – Unconsolidated Affiliates, Noncontrolling Interests and Other Partially Owned Investments

Unconsolidated Affiliates

          At June 30, 2009, the Company had investments in the following 22 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest

CBL Brazil	Plaza Macae	60.0%
CBL Macapa	Macapa Shopping	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Port Orange II, LLC	The Pavilion at Port Orange Phase II	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%

West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
York Town Center, LP	York Town Center	50.0%

          Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended June 30,		Company’s Share for the Three Months Ended June 30,

	2009	2008	2009	2008

Revenues	$40,547	$39,633	$23,124	$20,575
Depreciation and amortization of real estate assets	(13,238)	(13,003)	(7,555)	(6,694)
Interest expense	(12,831)	(14,273)	(7,497)	(7,208)
Other operating expenses	(13,786)	(13,223)	(8,092)	(6,859)
Gain (loss) on sales of real estate assets	701	(6)	82	—

Net income (loss)	$1,393	$(872)	$62	$(186)

	Total for the Six Months Ended June 30,		Company’s Share for the Six Months Ended June 30,

	2009	2008	2009	2008

Revenues	$82,379	$77,919	$47,992	$40,374

Depreciation and amortization of real estate assets	(25,874)	(26,003)	(15,064)	(13,371)
Interest expense	(25,519)	(27,279)	(15,362)	(13,834)
Other operating expenses	(27,662)	(24,566)	(16,616)	(12,805)
Gain on sales of real estate assets	1,689	466	646	429

Net income	$5,013	$537	$1,596	$793

          In September 2008, the Company entered into a condominium partnership agreement with several individual investors, to acquire a 60% interest in a new retail development in Macapa, Brazil. In February 2009, the Company negotiated a divestment agreement with its Macapa partners obligating the Company to fund an additional $592 to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on the part of the Company to fund development costs, and to provide the other partners the option to purchase the Company’s interest in this partnership for an amount equal to its investment balance. As of June 30, 2009, the Company had incurred total funding of $825, including the $592 of reimbursements noted above.

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

Noncontrolling Interests

          Effective January 1, 2009, the Company adopted the provisions of SFAS No. 160. SFAS No. 160 requires that a noncontrolling interest, previously referred to as a minority interest, in a consolidated subsidiary be reported as a separate component of equity and the amount of consolidated net income specifically attributable to a noncontrolling interest be presented separately, net of tax, below net income on the Company’s condensed consolidated statements of operations. These changes are to be applied on a retrospective basis. As a result, the adoption of SFAS No. 160 resulted in certain presentation reclassifications and adjustments in the Company’s condensed consolidated financial statements for all periods presented. Any previous minority interests for which the related partnership agreements either do not include redemption provisions or may be redeemed with the Company’s stock, at its election, were reclassified to noncontrolling interests in the equity section of the Company’s condensed consolidated balance sheets at their carrying value. The presentation of net income attributable to noncontrolling interests was reclassified in the condensed consolidated statements of operations for all periods presented and is included as a reduction to net income to derive net income attributable to the Company.

          On a prospective basis, SFAS No. 160 also requires that after control of an investment or subsidiary is obtained, a change in ownership interest that does not result in a loss of control should be accounted for as an equity transaction. A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests. During the second quarter of 2009, the Company purchased the outstanding ownership interest of a noncontrolling investor for $500. This purchase did not result in a loss of control and, thus, was accounted for as an equity transaction.

          The FASB has amended EITF Topic D-98 (“EITF D-98”), Classification and Measurement of Redeemable Securities, to reflect the issuance of SFAS No. 160. In connection with the Company’s retrospective adoption of SFAS No. 160, a concurrent review of the measurement provisions of EITF D-98 was performed and retrospectively adopted. The Company initially identified one limited partner in the Operating Partnership and partners in five other consolidated subsidiaries that can require the Company to redeem their interests in the future with cash or real property. Accordingly, pursuant to the provisions of EITF D-98, the Company’s redeemable noncontrolling interests were recorded for all periods presented at the higher of their redemption values or their values pursuant to ARB No. 51 as of the end of the period, with any changes in value being reflected in retained earnings, or in the event of a deficit, in additional paid-in capital, and continue to be reported within temporary equity in the Company’s condensed consolidated balance sheets. Subsequent adjustments to the carrying amounts of these redeemable noncontrolling interests to reflect any changes in their redemption values at the end of each reporting period are to be recorded in the same manner. Adoption of the standard resulted in a decrease to additional paid-in capital of $14,942 as of December 31, 2008.

          In contemplation of the common stock offering (see Note 8), certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of Jacobs (collectively, the “Deferring Holders”), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the “Forbearance Agreement”), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37,000,000 of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which the Company effectively amends its Certificate of Incorporation to increase its authorized share capital to include at least 217,000,000 shares of common stock (the “Replenishment Date”) or (B) December 31, 2009. The Deferring Holders also agreed to waive the Company’s obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date occurs.

          The Company plans to convene a special meeting of stockholders during the third quarter of 2009 for the purpose of seeking stockholder approval to increase the number of its authorized shares of common stock from 180,000,000 shares to 1,000,000,000 shares.

          If, following the deferral period described above, the Deferring Holders were to exercise their exchange rights before the Company had available a sufficient number of authorized shares of its common stock to deliver in satisfaction of such exchange rights, the Company would be compelled to satisfy such rights with cash payments to the extent it did not have sufficient shares of common stock available. As a result, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that are in excess of the current authorized number of shares of common stock has been reclassified to redeemable noncontrolling interests as of June 30, 2009 and recorded pursuant to the provisions of EITF D-98.

          The total redeemable noncontrolling interest in the Operating Partnership was $85,505 and $12,072 at June 30, 2009 and December 31, 2008, respectively. The total noncontrolling interest in the Operating Partnership was $258,499 and $379,408 at June 30, 2009 and December 31, 2008, respectively.

          The redeemable noncontrolling partnership interests includes the third party interest in the Company’s investment interest in an entity that provides security and maintenance services. The redeemable noncontrolling preferred joint venture interest includes the perpetual preferred joint venture units (“PJV units”) issued to Westfield Group (“Westfield”) for the acquisition of certain properties as more fully described in Note 9. Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Six Months Ended June 30,

	2009	2008

Beginning Balance	$421,279	$420,300
Net income attributable to redeemable noncontrolling preferred joint venture interest	10,343	9,925
Distributions to redeemable noncontrolling preferred joint venture interest	(10,165)	(9,209)

Ending Balance	$421,457	$421,016

Cost Method Investments

          In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng for $10,125. As of June 30, 2009, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

          The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company initially recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized and recognized as interest income over the term of the secured note using the effective interest method. The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets. The Company initially recorded the warrant at its estimated fair value of $362, which is included in other assets in the accompanying condensed consolidated balance sheets. See Note 3 for information regarding the current fair value of the secured note and warrant.

          As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows. The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China. An impairment charge of $5,306 is recorded in the Company’s condensed consolidated statement of operation for the six months ended June 30, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value. The Company performed a quantitative and qualitative analysis of its noncontrolling investment as of June 30, 2009 and determined that the current balance of its investment is not impaired. A rollforward of the Company’s noncontrolling interest is as follows:

Balance at January 1, 2009	$10,125
Impairment loss recognized in earnings	(5,306)

Balance at June 30, 2009	$4,819

Note 5 – Mortgage and Other Notes Payable

          Mortgage and other notes payable consisted of the following at June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009		December 31, 2008

	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)

Fixed-rate debt:
Non-recourse loans on operating properties	$3,978,747	6.18%	$4,046,653	6.14%
Recourse loans on operating properties (2)	162,301	5.72%	161,694	5.71%
Secured line of credit (3)	400,000	4.45%	400,000	4.45%

Total fixed-rate debt	4,541,048	6.01%	4,608,347	5.99%

Variable-rate debt:
Recourse term loans on operating properties	292,858	1.63%	262,946	2.49%
Unsecured line of credit	202,500	1.37%	522,500	1.92%
Secured lines of credit	115,050	1.12%	149,050	1.45%
Unsecured term facilities	437,494	1.80%	437,494	1.88%
Construction loans	99,652	2.33%	115,339	1.74%

Total variable-rate debt	1,147,554	1.66%	1,487,329	1.95%

Total	$5,688,602	5.13%	$6,095,676	5.01%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

The Company has entered into interest rate swaps on notional amounts totaling $127,500 as of June 30, 2009 and December 31, 2008 related to two of its variable-rate recourse loans on operating properties to effectively fix the interest rates on those loans. Therefore, these amounts are currently reflected in fixed-rate debt.

(3)

The Company has entered into interest rate swaps on notional amounts totaling $400,000 as of June 30, 2009 and December 31, 2008 related to its largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

          The Company has an unsecured credit facility with total capacity of $560,000 that bears interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, the Company pays an annual fee of 0.1% of the amount of total capacity of the unsecured credit facility. The credit facility matures in August 2010 and has a one-year extension option, which is at the Company’s election, for an outside maturity date of August 2011. At June 30, 2009, the outstanding borrowings of $202,500 under the unsecured credit facility had a weighted average interest rate of 1.37%. The Company has received extension commitments from lenders representing 100% of the unsecured credit facility amount. The commitments provide that the unsecured facility will be converted over an 18-month period into a secured facility, and that the maturity of the facility will be extended from August 2011 to April 2014.  The conversion of the unsecured facility to a secured facility will take place as the Company uses availability under the unsecured facility to retire several non-recourse, property-specific commercial mortgage-backed securities mortgages that mature in 2009, 2010 and 2011. The Company intends to retire these mortgages at their scheduled maturity dates in order to avoid any prepayment fees. The real estate assets securing these mortgages will then be pledged as collateral to secure the facility. The Company anticipates closing on the extension and modification of the line of credit in the third quarter of 2009.

Unsecured Term Facilities

          In April 2008, the Company entered into an unsecured term facility with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility. At June 30, 2009, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 2.02%. The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At June 30, 2009, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.56%. The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Secured Lines of Credit

          The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95% and had a weighted average interest rate of 3.70% at June 30, 2009. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125%. The following summarizes certain information about the secured lines of credit as of June 30, 2009:

Total Capacity	Total Outstanding	Maturity Date

$105,000	$—	June 2011
524,850	489,850	February 2010
20,000	20,000	March 2010
17,200	5,200	April 2010

$667,050	$515,050

               The agreements to the Company’s $560,000 unsecured line of credit, the $524,850 secured line of credit and the unsecured term facilities with balances of $209,494 and $228,000 as of June 30, 2009, each with the same lender, contain default provisions customary for transactions of this nature and also contain cross-default provisions.

          The Company has received commitments from lenders representing 98% of the capacity on its $524,850 secured line of credit. The commitments reflect an extension of the $524,850 secured facility from February 2010 to February 2012, with an option to extend the maturity for one additional year to February 2013 (subject to continued compliance with the terms of the facility).

Letters of Credit

           At June 30, 2009, the Company had additional secured and unsecured lines of credit with a total commitment of $38,410 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $17,574 at June 30, 2009.

Covenants and Restrictions

          The secured and unsecured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. Additionally, certain property-specific mortgage notes payable require the maintenance of debt service coverage ratios on their respective properties. The Company was in compliance with all covenants and restrictions at June 30, 2009.

          Forty-two malls/open-air centers, nine associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Maturities

          As of June 30, 2009, the scheduled principal maturities of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2009	$154,394
2010	1,659,573
2011	644,399
2012	595,604
2013	453,358
Thereafter	2,169,998

5,677,326
Net unamortized premiums	11,276

$5,688,602

          Of the $154,394 of scheduled principal maturities in 2009, maturities representing $101,612 have extensions available at the Company’s option, leaving a maturity of $52,782 in 2009 that must be retired or refinanced. The $52,782 represents a non-recourse, property-specific commercial mortgage-backed securities loan that matures in December 2009. The Company intends to pay off this loan with availability on its $560,000 unsecured credit facility.

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

          As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount

Interest Rate Swaps	4	$527,500
Interest Rate Cap	1	$80,000

          The Company has an $80,000 interest rate cap agreement to hedge the risk of changes in cash flows on a letter of credit supporting certain municipal bonds equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal fair value as of June 30, 2009 and December 31, 2008 and matures on December 3, 2010.

          The Company has a $40,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The fair value of the swap was $(740) and $(772) as of June 30, 2009 and December 31, 2008, respectively, and matures on November 7, 2010.

          The Company has an $87,500 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The fair value of the swap was $(3,195) and $(3,787) as of June 30, 2009 and December 31, 2008, respectively, and matures on September 23, 2010.

          The Company has a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on its largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The fair value of the swap was $(2,364) and $(3,989) as of June 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

          The Company has a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on its largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The fair value of the swap was $(4,132) and $(7,022) as of June 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

          The above interest rate swaps’ total fair value of $(10,431) and $(15,570) as of June 30, 2009 and December 31, 2008, respectively, is included in Accounts Payable and Accrued Liabilities in the accompanying condensed consolidated balance sheets.

          In January 2009, the Company entered into a $129,000 interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of its properties equal to the then-outstanding cap notional. The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 3.25%. The Company did not designate this cap as a hedge because it did not meet the hedge accounting requirements of SFAS No. 133. Changes in the fair value of this cap are recorded directly in earnings and totaled $1 and $72 for the three and six month periods ended June 30, 2009, respectively. The interest rate cap had a nominal fair value as of June 30, 2009 and matures on July 12, 2010

Note 6 – Discontinued Operations

          As of March 31, 2008, the Company determined that 19 of the community center and office properties originally acquired during the fourth quarter of 2007 from the Starmount Company met the criteria to be classified as held-for-sale. In conjunction with their classification as held-for-sale, the results of operations from the properties were reclassified to discontinued operations.

          In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers. In June 2008, the Company completed the sale of one of the office properties. The Company completed the sale of an additional community center located in Greensboro, NC in August 2008. In December 2008, we completed the sale of an additional office property and adjacent, vacant development land located in Greensboro, NC. The results of operations of these properties are included in discontinued operations for the three and six month periods ended June 30, 2008.

          As of December 31, 2008, the Company determined that the properties that had not been sold during the year no longer met the held-for-sale criteria due to the improbability of additional sales related to the depressed real estate market. The results of operations from these remaining properties have been reclassified to continuing operations for all periods presented.

          During June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA. The results of operations of this property are included in discontinued operations for the three and six month periods ended June 30, 2008.

          Total revenues of the centers described above that are included in discontinued operations were $1,533 and $3,436 during the three and six month periods ended June 30, 2008. Discontinued operations during the three and six month periods ended June 30, 2009 and 2008 also include true-ups of estimated expenses to actual amounts for properties sold during previous years.

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

Three Months Ended June 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$241,001	$10,304	$3,687	$11,532	$266,524
Property operating expenses (1)	(80,258)	(2,459)	(1,005)	6,502	(77,220)
Interest expense	(61,721)	(2,173)	(996)	(7,952)	(72,842)
Other expense	(2)	—	—	(5,912)	(5,914)
Gain on sales of real estate assets	4	—	9	59	72

Segment profit	$99,024	$5,672	$1,695	$4,229	110,620

Depreciation and amortization expense					(75,793)
General and administrative expense					(10,893)
Interest and other income					1,362
Equity in earnings of unconsolidated affiliates					62
Income tax provision					(152)

Income from continuing operations					$25,206

Capital expenditures (3)	$47,996	$2,641	$429	$23,352	$74,418

Three Months Ended June 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$245,828	$10,775	$5,250	$10,630	$272,483
Property operating expenses (1)	(86,277)	(2,846)	(1,506)	7,634	(82,995)
Interest expense	(62,768)	(2,301)	(1,040)	(10,346)	(76,455)
Other expense	—	—	—	(6,541)	(6,541)
Gain on sales of real estate assets	2,260	29	394	1,586	4,269

Segment profit	$99,043	$5,657	$3,098	$2,963	110,761

Depreciation and amortization expense					(73,064)
General and administrative expense					(11,114)
Interest and other income					2,182
Equity in losses of unconsolidated affiliates					(186)
Income tax provision					(3,838)

Income from continuing operations					$24,741

Capital expenditures (3)	$58,867	$1,645	$311	$52,185	$113,008

Six Months Ended June 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$485,032	$20,758	$9,057	$22,737	$537,584
Property operating expenses (1)	(164,350)	(5,513)	(3,072)	11,550	(161,385)
Interest expense	(122,560)	(4,340)	(2,020)	(15,807)	(144,727)
Other expense	(2)	—	—	(11,069)	(11,071)
Gain (loss) on sales of real estate assets	(1)	—	98	(164)	(67)

Segment profit	$198,119	$10,905	$4,063	$7,247	220,334

Depreciation and amortization expense					(154,104)
General and administrative expense					(22,372)
Interest and other income					2,943
Impairment of investment					(7,706)
Equity in earnings of unconsolidated affiliates					1,596
Income tax provision					(755)

Income from continuing operations					$39,936

Total assets	$6,884,164	$334,788	$70,489	$654,091	$7,943,532
Capital expenditures (3)	$71,076	$8,847	$1,384	$64,362	$145,669

Six Months Ended June 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total

Revenues	$499,801	$21,725	$10,544	$21,345	$553,415
Property operating expenses (1)	(178,654)	(5,490)	(3,111)	13,873	(173,382)
Interest expense	(125,837)	(4,607)	(2,175)	(24,060)	(156,679)
Other expense	—	—	—	(13,540)	(13,540)
Gain on sales of real estate assets	5,351	29	413	1,552	7,345

Segment profit	$200,661	$11,657	$5,671	$(830)	217,159

Depreciation and amortization expense					(148,144)
General and administrative expense					(23,645)
Interest and other income					4,909
Equity in earnings of unconsolidated affiliates					793
Income tax provision					(4,195)

Income from continuing operations					$46,877

Total assets	$6,857,666	$346,367	$209,214	$679,654	$8,092,901
Capital expenditures (3)	$111,348	$1,912	$22,744	$153,368	$289,372

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)

The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s controlling investment interest in an entity that provides security and maintenance services.

(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Earnings Per Share

           In June 2009, the Company completed an equity offering of 66,630,000 shares of its $0.01 par value common stock at $6.00 per share. The net proceeds, after underwriting costs and related expenses, of approximately $381,602 were used to repay outstanding borrowings under the Company’s credit facilities.

          In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company’s common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock. The dividend was paid on 66,407,096 shares of common stock outstanding on the record date. The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. The Company elected to treat the issuance of its common stock as a stock dividend for per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented prior to March 31, 2009 have been increased proportionately to reflect the additional common stock issued.

          Effective January 1, 2009, the Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of earnings per share (“EPS”) pursuant to the two-class method. Pursuant to the provisions of FSP EITF 03-6-1, all prior-period EPS data presented has been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s reported earnings per share. The net income attributable to participating, nonvested stock awards is immaterial.

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Weighted average shares outstanding	77,970	65,982	72,098	65,940
Effect of participating, nonvested stock awards	194	332	220	342
Effect of stock dividend	4,754	4,748	4,754	4,780

Denominator – basic earnings per share	82,918	71,062	77,072	71,062
Dilutive effect of:
Stock options	—	155	—	150
Deemed shares related to deferred compensation arrangements	39	33	37	32

Denominator – diluted earnings per share	82,957	71,250	77,109	71,244

Note 9 – Contingencies

          The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

          The Company consolidates its investment in a joint venture with Westfield, CW Joint Venture, LLC (“CWJV”). The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0% on the PJV units of CWJV that are held by Westfield. Subsequent to October 16, 2008, Westfield has the right to have all or a portion of the PJV units redeemed by CWJV for property, and subsequent to October 16, 2012, for either cash or property. The Company will have the right, but not the obligation, to purchase the PJV units after January 31, 2013 at their liquidation value, plus accrued and unpaid distributions. On the earliest to occur of June 30, 2013, immediately prior to the redemption of the PJV units, or immediately prior to the liquidation of CWJV or Westfield’s PJV units in CWJV, Westfield’s capital account may be increased by a capital contribution adjustment amount (“CCAA”). The CCAA represents the excess, if any, of the fair value of a share of the Company’s common stock on the above-specified date less $32.00 multiplied by 2.6 million shares. However, in no event shall the CCAA be greater than $26,000. The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies. As such, should the CCAA provision result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

          The Company has guaranteed 100% of the construction loan of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $67,000. West Melbourne recently completed the development of Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at June 30, 2009 on the loan was $44,062. The guaranty will expire upon repayment of the debt. The loan matures in August 2010, and has three one-year extension options, which are at the Company’s election, for an outside maturity date of August 2013. The Company has recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $112,000. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at June 30, 2009 on the loan was $52,804. The guaranty will expire upon repayment of the debt. The loan matures in June 2011, and has two one-year extension options, which are at the Company’s election, for an outside maturity date of

June 2013. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $19,600 as of June 30, 2009. The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty. The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

          The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center. The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554. The total amount outstanding at June 30, 2009 on the loans was $53,402 of which the Company has guaranteed $14,419. The Company has recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 to reflect the estimated fair value of the guaranty.

Performance Bonds

          The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2009, the total amount outstanding on these bonds was $40,804.

Note 10 – Share-Based Compensation

          The share-based compensation cost that was charged against income was $905 and $871 for the three months ended June 30, 2009 and 2008, respectively, and $1,875 and $2,171 for the six months ended June 30, 2009 and 2008, respectively. Share-based compensation cost capitalized as part of real estate assets was $61 and $245 for the three months ended June 30, 2009 and 2008, respectively, and $132 and $522 for the six months ended June 30, 2009 and 2008, respectively.

Stock Options

          Stock options issued under the Company's Stock Incentive Plan allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in equal installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant; however, the independent directors may not sell, pledge or otherwise transfer their stock options during their board term or for one year thereafter. No stock options have been granted since 2002.

          The Company’s stock option activity for the six months ended June 30, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	608,015	$15.89
Expired	(30,481)	12.25

Outstanding at June 30, 2009	577,534	16.08

Vested at June 30, 2009	577,534	16.08

Exercisable at June 30, 2009	577,534	16.08

Stock Awards

          Under the Stock Incentive Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vests either immediately at grant, in equal installments over a period of five years or in one installment at the end of periods up to five years. The Committee may also provide for the issuance of common stock under the Stock Incentive Plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the Stock Incentive Plan is determined based on the market price of the Company’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.

          A summary of the status of the Company’s stock awards as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	257,840	$33.60
Granted	78,499	3.70
Vested	(173,029)	5.59
Forfeited	(2,160)	32.99

Nonvested at June 30, 2009	161,150	33.16

          As of June 30, 2009, there was $4,504 of total unrecognized compensation cost related to the nonvested stock awards granted under the Stock Incentive Plan, which is expected to be recognized over a weighted average period of 2.33 years.

Note 11 – Noncash Investing and Financing Activities

          The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,

	2009	2008

Accrued dividends and distributions	$29,202	$64,379

Additions to real estate assets accrued but not yet paid	13,475	33,182

Issuance of common stock for dividend	14,739	—

Issuance of noncontrolling interests in Operating Partnership for distribution	4,148	—

Notes receivable from sale of interest in Tenco-CBL	1,750	—

Additions to real estate assets from forgiveness of mortgage note receivable	6,502	—

Reclassification of developments in progress to mortgage and other notes receivable	—	6,596

Note receivable received for real estate assets	—	2,924

Note 12 – Income Taxes

          The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

          As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,969 and $1,794 during the three months ended June 30, 2009 and 2008, respectively, and $3,625 and $3,174 during the six months ended June 30, 2009 and 2008, respectively.

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

          The Company recorded an income tax provision of $152 and $3,838 for the three months ended June 30, 2009 and 2008, respectively. The income tax provision in 2009 consisted of a current tax benefit of $251 and a deferred tax provision of $403. The income tax provision in 2008 consisted of a current and deferred income tax provision of $2,235 and $1,603, respectively.

          The Company recorded an income tax provision of $755 and $4,195 for the six months ended June 30, 2009 and 2008, respectively. The income tax provision in 2009 consisted of a current income tax provision of $1,075 and a deferred tax benefit of $320. The income tax provision in 2008 consisted of a current and deferred income tax provision of $3,736 and $459, respectively.

          The Company had a net deferred tax asset of $1,752 at June 30, 2009 and $2,464 at December 31, 2008. The net deferred tax asset at June 30, 2009 and December 31, 2008 consisted primarily of operating expense accruals and differences between book and tax depreciation.

          The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations. In addition, any interest incurred on tax assessments is reported as interest expense. The Company reported nominal interest and penalty amounts for the three and six months ended June 30, 2009 and 2008, respectively.

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

          As of June 30, 2009, we owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional shopping mall), eight community centers, one mixed-use center and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2009, we owned noncontrolling interests in nine regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had four community centers (three of which are owned in joint ventures) under construction at June 30, 2009.

          Given the challenging capital markets and economy in general over the past year, we have placed greater emphasis on the need to preserve liquidity and maintain our earnings growth. As a result, in June 2009, we completed an equity offering of 66,630,000 shares of our common stock at $6.00 per share. The net proceeds, after underwriting costs and related expenses, of approximately $381.6 million were used to repay outstanding borrowings under the Company’s credit facilities. We have made significant progress in addressing our remaining 2009 loan maturities. We have received commitments representing 99% of  the aggregate underlying facility amounts for the extension and modification of our $524.9 million secured line of credit and our $560.0 million unsecured line of credit. In addition, we closed two 10-year, non-recourse loans totaling $91.4 million. The net proceeds from the equity offering combined with the progress on our lines of credit and the two loans we closed allow us to execute a plan that addresses all of our debt maturities through 2011. Please see Liquidity and Capital Resources on page 39 for further information related to our financing activity.

          During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. This policy, combined with the previous reduction in our fourth quarter 2008 dividend and paying a portion of our first quarter 2009 dividend in common stock and common units, is expected to generate cash savings of approximately $160.0 million annually. On June 1, 2009 we announced a second quarter dividend of $0.11 per share to be paid in cash on July 15, 2009.

          Our operating results for the second quarter of 2009 reflect the significant progress that we have made through our cost reduction initiatives that were implemented last year at the properties and our corporate office. We reported reductions in our general property operating expenses of 7.0% and 6.9% compared to the prior year three and six months periods, respectively, in addition to reductions in our general and administrative expenses of 2.0% and 5.4% compared to the prior year three and six months periods, respectively, both helping to mitigate the anticipated pressure on rental revenues. FFO for the current quarter and year-to-date period was positively impacted by decreased operating, interest and income tax expenses. FFO improvements for the year-to-date period were offset by a non-cash impairment charge related to our investment in Jinsheng, a Chinese real estate company. FFO is a key performance measure for real estate companies. Please see the more detailed discussion of this measure on page 52.

          We are encouraged that the level of store closures and bankruptcies experienced to date in 2009 has been less than expected. The majority of our retailers continue to operate with strong financial fundamentals and have proven to be resilient in dealing with the economic challenges.

          Our business is built on a strategy of financial discipline, proactive management and preservation of excellent relationships with our retail and financial partners, each of which contribute to the underlying strength and resiliency of our portfolio of properties. While we recognize that we continue to face challenging times, it is evident that the steps we have taken in the past year to preserve shareholder value have positioned our company to move forward effectively. We are encouraged by the results of the second quarter of 2009 and the related year-to-date period and are confident that our strategy, experience and expertise will serve to help us successfully overcome the challenges that lie ahead.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

          We have acquired or opened three community centers, one mixed-use center and one office building since January 1, 2008 (collectively referred to as the “New Properties”). These transactions impact the comparison of the results of operations for the three and six months ended June 30, 2009 to the results of operations for the comparable periods ended June 30, 2008. Properties that were in operation as of January 1, 2008 and June 30, 2009 are referred to as the “Comparable Properties.” We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. Any reference to the New Properties in this section excludes those properties that are accounted for using the equity method of accounting or that are included in Discontinued Operations. The New Properties are as follows:

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

Revenues

          The $5.8 million decrease in rental revenues and tenant reimbursements was attributable to a decrease of $10.3 million from the Comparable Properties, partially offset by an increase of $4.5 million from the New Properties. The decrease in revenues of the Comparable Properties was driven by reductions of $6.2 million in base rents, $2.8 million in lease termination fees and $1.2 million in license agreements. Base rents and license agreements declined due to decreased occupancy in the current quarter compared to the prior year period. Lease termination fees were higher during the prior year quarter as a result of a specific tenant that closed its remaining nine locations with us. Our cost recovery ratio improved to 105.8% for the quarter ended June 30, 2009 from 96.3% for the prior-year period as a result of lower property operating expenses, including lower bad debt expense.

          The decrease in management, development and leasing fees of $0.9 million was mainly attributable to lower development and financing fee income due to the completion in the prior year of certain developments that were under construction during the prior year quarter.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, decreased $5.8 million due to a decrease of $8.1 million related to the Comparable Properties, partially offset by an increase of $2.3 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $1.8 million in payroll and related expenses, $1.1 million in promotion costs, $2.2 million in contracted maintenance services, coupled with a decrease in bad debt expense of $1.4 million. Payroll expenses have declined due to our cost containment initiatives that were implemented during the latter half of the prior year which included staff reductions from the centralization of certain administrative and operating functions and eliminations of certain pay increases and bonuses. Bad debt expense decreased as a result of less store closure and bankruptcy activity compared to the prior year quarter.

          The increase in depreciation and amortization expense of $2.7 million resulted from increases of $0.9 million from the New Properties and $1.8 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to capital expenditures for tenant allowances and deferred maintenance since the prior-year period.

          General and administrative expenses decreased $0.2 million primarily as a result of declines of $2.1 million in payroll and related expenses, $0.6 million in travel expenses and $0.4 million in legal fees, partially offset by a reduction in capitalized overhead of $2.9 million. As a percentage of revenues, general and administrative expenses were 4.1% for the second quarters of 2009 and 2008.

Other Income and Expenses

          Interest expense decreased $3.6 million primarily due to the decrease in variable interest rates as compared to the second quarter of 2008. Our weighted average interest rate on variable-rate debt as of June 30, 2009 was 1.66% compared to 3.57% at June 30, 2008.

          During the second quarter of 2009, we recognized a $0.1 million gain on sales of real estate assets compared to a gain of $4.3 million in the second quarter of 2008. The 2008 gain related to the sale of five parcels of land during the quarter and one parcel of land for which the gain had previously been deferred.

          Equity in earnings of unconsolidated affiliates increased by $0.2 million during the second quarter of 2009 compared to the prior year quarter, primarily due to the opening of a new development.

          The income tax provision of $0.2 million for the three months ended June 30, 2009 relates to the earnings of our taxable REIT subsidiary and consists of a deferred tax provision of $0.4 million, partially offset by a current tax benefit of $0.2 million. During the three months ended June 30, 2008, we recorded an income tax provision of $3.8 million, consisting of a provision for current and deferred income taxes of $2.2 million and $1.6 million, respectively. The higher tax provision for the second quarter of 2008 was primarily the result of a significantly larger amount of gains related to sales of outparcels and discontinued operations.

          We recognized income on discontinued operations of $0.1 million during the second quarter of 2009, compared to total income and gain of $4.2 million during the second quarter of 2008. Discontinued operations for the three months ended June 30, 2008 reflect the operating results of seven community centers and two office properties that were sold during 2008. Six of these community centers and one of the office properties were sold during the second quarter of 2008. Discontinued operations for the three months ended June 30, 2009 and 2008 include the true up of estimated expenses to actual amounts for properties sold during previous years.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenues

          The $14.2 million decrease in rental revenues and tenant reimbursements was attributable to a decrease of $22.8 million from the Comparable Properties, partially offset by an increase of $8.6 million from the New Properties. The decline in revenues of the Comparable Properties was driven by decreases in base rents of $11.6 million, tenant reimbursements of $5.2 million, license agreements of $2.1 million, lease termination fees of $1.8 million and short-term rents of $1.0 million. Base rents declined due to decreased occupancy in the current year period compared to the prior year period. Tenant reimbursements decreased primarily due to lower reimbursable property operating expenses in addition to lower occupancy levels.

          Our cost recovery ratio improved to 101.1% for the six months ended June 30, 2009 from 96.0% for the prior-year period. With approximately 85% of our portfolio on fixed common area maintenance (“CAM”) fees, the cost recovery ratio has been positively impacted by operating expense reductions.

          The decrease in management, development and leasing fees of $1.3 million was primarily attributable to lower development fee income due to the completion in the prior year of certain developments that were under construction during the prior year period.

Operating Expenses

          Property operating expenses, including real estate taxes and maintenance and repairs, decreased $12.0 million due to a decrease of $16.8 million related to the Comparable Properties, partially offset by an increase of $4.8 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $6.8 million in payroll and related expenses, $2.2 million in promotion costs, $4.0 million in contracted maintenance services and $0.6 million in snow removal costs. Payroll expenses have declined due to our cost containment initiatives that were implemented during the latter half of the prior year which included staff reductions from centralization of certain administrative and operating functions and eliminations of certain pay increases and bonuses.

          The increase in depreciation and amortization expense of $6.0 million resulted from increases of $4.8 million from the New Properties and $2.2 million from the Comparable Properties. The increase attributable to the Comparable Properties is due to capital expenditures for tenant allowances and deferred maintenance since the prior-year period.

          General and administrative expenses decreased $1.3 million primarily as a result of declines of $6.0 million in payroll and related expenses and $1.2 million in travel expenses, partially offset by a reduction in capitalized overhead of $6.3 million. The prior year period general and administrative expenses included a charge of $1.3 million incurred in relation to the retirement of a senior officer. As a percentage of revenues, general and administrative expenses were 4.2% for the six months ended June 30, 2009, compared to 4.3% for the prior year period.

          Other expenses decreased $2.5 million primarily due to a decline in abandoned projects expense compared to the prior year period.

Other Income and Expenses

          Interest expense decreased $12.0 million primarily due to the decrease in variable interest rates as compared to the prior year period. Our weighted average interest rate on variable-rate debt as of June 30, 2009 was 1.66% compared to 3.57% at June 30, 2008.

          During the six months ended June 30, 2009, we incurred an impairment loss of $7.7 million on our investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows. The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China.

          During the six months ended June 30, 2009, we recognized a loss on sales of real estate assets of $0.1 million related to the disposition of one of our investments in Brazil. We recorded a gain on sales of real estate assets of $7.3 million in the prior year period related to the sale of nine parcels of land and one parcel of land for which the gain had previously been deferred.

          Equity in earnings of unconsolidated affiliates increased by $0.8 million during the six months ended June 30, 2009, primarily due to outparcel sales at a new development project that opened during the second quarter of 2009.

          The income tax provision of $0.8 million for the six months ended June 30, 2009 relates to the earnings of our taxable REIT subsidiary and consists of a provision for current income taxes of $1.1 million, partially offset by a deferred tax benefit of $0.3 million. During the six months ended June 30, 2008, we recorded an income tax provision of $4.2 million, consisting of a provision for current and deferred income taxes of $3.7 million and $0.5 million, respectively. The higher income tax provision for

2008 resulted from a significant amount of gains related to sales of outparcels and discontinued operations.

          We recognized a loss on discontinued operations of $0.1 million during the six months ended June 30, 2009, compared to income of $4.4 million during the prior year period, including a gain of $3.1 million. Discontinued operations for the six months ended June 30, 2008 reflect the operating results of seven community centers and two office properties that were sold during 2008. Discontinued operations for the six months ended June 30, 2009 and 2008 include the true up of estimated expenses to actual amounts for properties sold during previous years.

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

          We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center, which opened in July 2008, are our only non-stabilized malls as of June 30, 2009.

          We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2009	2008

Malls	90.2%	91.2%
Associated centers	3.9%	4.0%
Community centers	1.7%	1.2%
Mortgages, office building and other	4.2%	3.6%

          Mall store sales for the trailing twelve months ended June 30, 2009 on a comparable per square foot basis were $321 per square foot compared with $341 per square foot in the prior year period, a decline of 6.0%. Current year sales numbers have been impacted by the general weakness in the economy.

Occupancy

          Our portfolio occupancy is summarized in the following table:

	At June 30,

	2009	2008

Total portfolio occupancy	88.0%	91.4%
Total mall portfolio	88.7%	90.9%
Stabilized malls	89.1%	91.0%
Non-stabilized malls	72.2%	89.5%
Associated centers	88.7%	94.1%
Community centers	78.5%	92.4%

          Occupancy levels as of June 30, 2009 as compared to those at June 30, 2008 were primarily impacted by the retailer bankruptcies and store closures that occured subsequent to June 30, 2008. In addition, the occupancy rate for community centers was negatively impacted by the opening of a new development that, while 90% leased and committed, was only 59% occupied as of June 30, 2009.

          The following table summarizes certain information related to five national retailers in our portfolio who announced during the first half of 2009 that they had filed for bankruptcy protection.

	Locations	Square Feet	Annual Gross Rents

($ in millions)

Eddie Bauer	17	124,000	$4.9
Garfields	10	53,000	1.7
Ritz Camera	27	48,000	1.6
S&K Menswear	16	60,000	1.2
Strasburg Children	7	11,000	0.3

          Golden Gate Capital has acquired the Eddie Bauer leases at auction and we are hopeful that there will be minimal Eddie Bauer store closures. There have been none to date.

          We have approximately 50 junior anchor locations totaling 1,800,000 square feet of available space as a result of bankruptcies and store closures that occurred during 2008. We have executed leases or letters of intent for 24 of these locations totaling more than 675,000 square feet. The new stores have not yet taken occupancy. A few stores are scheduled to open in the latter half of 2009 and the majority will begin opening in early 2010. Our leasing efforts have broadened to include non-retail tenants such as learning centers, community colleges and fitness centers. These types of tenants can deliver new sources of customers and complement the properties’ traffic flow patterns.

Leasing

          During the second quarter of 2009 we signed a total of approximately 1.1 million square feet of leases including approximately 0.1 million square feet of development leases and approximately 1.0 million square feet of leases in our operating portfolio. The 1.0 million square feet in our operating portfolio was comprised of approximately 0.6 million square feet of new leases and approximately 0.4 million square feet of renewal leases. This compares with a total of approximately 1.4 million square feet of leases signed in the second quarter of 2008, including approximately 0.5 million square feet of development leases and approximately 0.9 million square feet of leases in our operating portfolio. The 0.9 million square feet in the operating portfolio was comprised of approximately 0.4 million square feet of new leases and approximately 0.5 million square feet of renewal leases. To date, we have completed approximately 82% of our 2009 renewals.

          Average annual base rents per square foot were as follows for each property type:

	At June 30,

	2009	2008

Stabilized malls	$29.27	$29.17
Non-stabilized malls	26.71	24.84
Associated centers	11.90	11.60
Community centers	14.80	14.05
Office	19.09	17.52

          Results from new and renewal leasing of comparable small shop space during the three and six months ended June 30, 2009 for spaces that were previously occupied are as follows:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average

Quarter:
All Property Types (1)	569,485	$41.51	$37.24	-10.3%	$38.41	-7.5%
Stabilized malls	512,276	43.66	39.17	-10.3%	40.41	-7.4%
New leases	161,280	45.64	41.31	-9.5%	44.27	-3.0%
Renewal leases	350,996	42.74	38.18	-10.7%	38.64	-9.6%

Year to Date:
All Property Types (1)	1,112,877	39.39	34.85	-11.5%	35.78	-9.2%
Stabilized malls	1,003,199	41.38	36.62	-11.5%	37.60	-9.1%
New leases	253,629	43.72	40.08	-8.3%	42.92	-1.8%
Renewal leases	749,570	40.58	35.45	-12.6%	35.81	-11.8%

(1)	Includes stabilized malls, associated centers, community centers and other.
(2)	Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

          During the second quarter of 2009, there were two portfolio deals that had a disproportionate impact on the second quarter and year-to-date results. One portfolio consisting of 17 stores and another portfolio consisting of eight stores combined to account for approximately 2.8% of the 7.4% decline in average rents during the second quarter. These portfolios accounted for approximately 1.35% of the 9.1% decline in average rents for the year-to-date period.

          During the first quarter of 2009, we executed a number of renewal deals on a one-year basis with certain retailers in order to maintain occupancy while we seek other tenants to backfill the locations.

LIQUIDITY AND CAPITAL RESOURCES

           In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock for $6.00 per share. We used the net proceeds of $381.6 million to repay outstanding borrowings under our credit facilities.

          We have received commitments from lenders representing approximately 99% of the aggregate underlying facility amounts for the extension and modification of our $524.9 million secured line of credit and our $560.0 million unsecured line of credit. The commitments include lenders representing $512.0 million of the $524.9 million secured facility and 100% of the $560.0 million unsecured facility. The commitments reflect an extension of the $524.9 million secured facility from February 2010 to February 2012, with an option to extend the maturity for one additional year to February 2013 (subject to continued compliance with the terms of the facility). The commitments provide that the $560.0 million unsecured facility will be converted into a secured facility over an 18-month period, and that the maturity of the facility will be extended from August 2011 to April 2014. The conversion of the unsecured facility to a secured facility will take place as we use availability under the unsecured facility to retire several non-recourse, property-specific commercial mortgage-backed securities mortgages that mature in 2009, 2010 and 2011. We intend to retire these mortgages at their scheduled maturity dates in order to avoid any prepayment fees. The real estate assets securing these mortgages will then be pledged as collateral to secure the facility. We anticipate closing on the extension and modification of the secured and unsecured lines of credit in the third quarter of 2009.

          During the second quarter, we also closed two 10-year, non-recourse loans including a $33.6 million loan secured by Honey Creek Mall in Terre Haute, IN and a $57.8 million loan secured by Volusia Mall in Daytona Beach, FL. The loans are with the existing institutional lender and have an interest rate of 8.0%. These loans replace an existing $30.1 million loan secured by Honey Creek Mall and a $51.2 million loan secured by Volusia Mall. We used the approximately $10.1 million of excess proceeds, plus cash on hand, to pay off the $30.2 million loan secured by Bonita Lakes Mall in Meridian, MS held by the same institutional lender.

          Of the remaining $153.5 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during 2009, we have extensions of $100.7 million available at our option that we intend to exercise, leaving one non-recourse loan of $52.8 million that we intend to retire with borrowings from our $560.0 million credit facility. We will pledge the related property as additional collateral to the $524.9 million secured credit facility.

          During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income. Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration. This policy, combined with the previous reduction in our fourth quarter 2008 dividend and paying a portion of our first quarter 2009 dividend in common stock and common units, is expected to generate cash savings of approximately$160.0 million annually.

          We believe that the combination of the financing activities described above, the completion of the common stock offering, the cash flows generated from our operations, our reduced dividend, our equity and debt sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to make distributions to our shareholders in accordance with the requirements applicable to real estate investment trusts. In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives. We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a maximized value for the assets.

Cash Flows From Operations

          There was $50.8 million of unrestricted cash and cash equivalents as of June 30, 2009, a decrease of $0.4 million from December 31, 2008. Cash provided by operating activities during the six months ended June 30, 2009, increased $8.6 million to $199.1 million from $190.5 million during the six months ended June 30, 2008. The increase was primarily attributable to lower operating, interest, general and administrative expenses and bad debt expense, partially offset by decreases in revenues due to lower occupancy.

Debt

          The secured and unsecured lines of credit contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions. As of June 30, 2009, we are in compliance with our debt covenants. Our debt to gross asset value at June 30, 2009 was 55%, well under the required maximum of 65%. Our interest coverage ratio was 2.29 compared to the required minimum of 1.75 and our debt service coverage ratio was 1.89 compared to the required minimum of 1.55. We have also performed stress tests on our covenant calculations assuming changes in cap rate assumptions and interest rates that would negatively impact our calculation results. Based on the results of these tests, we believe that we currently have adequate capacity to continue meeting the requirements of our debt covenants. However, if necessary, we may pay down a portion of the lines of credit.

          The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years at June 30, 2009 and December 31, 2008. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.5 years and 4.6 years at June 30, 2009 and December 31, 2008, respectively.

          As of June 30, 2009 and December 31, 2008, our pro rata share of consolidated and unconsolidated variable-rate debt represented 21.2% and 24.6%, respectively, of our total pro rata share of debt. As of June 30, 2009, our share of consolidated and unconsolidated variable-rate debt represented 17.6% of our total market capitalization (see Equity below) as compared to 21.2% as of December 31, 2008.

          The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)

June 30, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,013,548	$(23,424)	$407,022	$4,397,146	6.13%
Recourse term loans on operating properties (2)	127,500	—	—	127,500	5.60%
Credit facility (2)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,541,048	(23,424)	407,022	4,924,646	5.98%

Variable-rate debt:
Recourse term loans on operating properties	292,858	(928)	104,977	396,907	1.71%
Construction loans	99,652	—	64,365	164,017	2.05%
Land loans	—	—	11,940	11,940	1.79%
Unsecured line of credit	202,500	—	—	202,500	1.37%
Secured lines of credit	115,050	—	—	115,050	1.12%
Unsecured term facilities	437,494	—	—	437,494	1.80%

Total variable-rate debt	1,147,554	(928)	181,282	1,327,908	1.68%

Total	$5,688,602	$(24,352)	$588,304	$6,252,554	5.06%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)

December 31, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,046,653	$(23,648)	$418,761	$4,441,766	5.95%
Recourse term loans on operating properties (2)	161,694	—	—	161,694	5.71%
Secured line of credit (3)	400,000	—	—	400,000	4.45%

Total fixed-rate debt	4,608,347	(23,648)	418,761	5,003,460	5.96%

Variable-rate debt:
Recourse term loans on operating properties	262,946	(928)	46,346	308,364	2.52%
Construction loans	115,339	—	85,182	200,521	2.19%
Land loans	—	—	11,940	11,940	3.04%
Unsecured line of credit	522,500	—	—	522,500	1.92%
Secured lines of credit	149,050	—	—	149,050	1.45%
Unsecured term facilities	437,494	—	—	437,494	1.88%

Total variable-rate debt	1,487,329	(928)	143,468	1,629,869	2.02%

Total	$6,095,676	$(24,576)	$562,229	$6,633,329	4.99%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)

We have entered into interest rate swaps on notional amounts totaling $127,500 as of June 30, 2009 and December 31, 2008 related to two of our variable-rate loans on operating properties to effectively fix the interest rates on those loans. Therefore, these amounts are currently reflected in fixed-rate debt.

(3)

We have interest rate swaps on notional amounts totaling $400,000 as of June 30, 2009 and December 31, 2008 related to our largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Lines of Credit

          We have an unsecured line of credit with total capacity of $560.0 million that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin of 0.75% to 1.20% based on our leverage ratio, as defined in the agreement to the facility. Additionally, we pay an annual fee of 0.1% of the amount of total capacity of the unsecured line of credit. The line of credit matures in August 2009 and has two one-year extension options, which are at our election, for an outside maturity date of August 2011. At June 30, 2009, the outstanding borrowings of $202.5 million under the unsecured line of credit had a weighted average interest rate of 1.37%. We have received extension commitments from lenders representing 100% of the unsecured credit facility amount. The commitments provide that the unsecured facility will be converted over an 18-month period into a secured facility, and that the maturity of the facility will be extended from August 2011 to April 2014.  The conversion of the unsecured facility to a secured facility will take place as we use availability under the unsecured facility to retire several non-recourse, property-specific commercial mortgage-backed securities mortgages that mature in 2009, 2010 and 2011. We intend to retire these mortgages at their scheduled maturity dates in order to avoid any prepayment fees. The real estate assets securing these mortgages will then be pledged as collateral to secure the facility. We anticipate closing on the extension and modification of the unsecured line of credit in the third quarter of 2009.

Unsecured Term Facilities

          We have an unsecured term facility with total capacity of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility. At June 30, 2009, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 2.02%. The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

          We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates. At June 30, 2009, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.56%. We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility. The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility. Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance. The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

Secured Lines of Credit

          We have four secured lines of credit with total capacity of $667.1 million, of which $515.1 million was outstanding as of June 30, 2009. The secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95%. Borrowings under the secured lines of credit had a weighted average interest rate of 1.12% at June 30, 2009.

          The agreements to our $560.0 million unsecured line of credit, our $524.9 million secured line of credit and our unsecured term facilities with balances of $209.5 million and $228.0 million as of June 30, 2009, each with the same lender, contain default provisions customary for transactions of this nature and also contain cross-default provisions.

          We have received commitments from lenders representing 98% of the capacity on our $524.9 million secured line of credit. The commitments reflect an extension of the $524.9 million secured facility from February 2010 to February 2012, with an option to extend the maturity for one additional year to February 2013 (subject to continued compliance with the terms of the facility).

          We also have secured and unsecured lines of credit with total capacity of $38.4 million that are used only to issue letters of credit. There was $17.6 million outstanding under these lines at June 30, 2009.

Interest Rate Hedging Instruments

          In January 2009, we entered into a $129.0 million interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of our properties equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 3.25%. We did not designate this cap as a hedge for GAAP accounting purposes and, thus, record any unrealized gain or loss on the cap as interest expense in our condensed consolidated statement of operations. The interest rate cap had a nominal fair value as of June 30, 2009 and matures on July 12, 2010.

          We have an $80.0 million interest rate cap agreement to hedge the risk of changes in cash flows on a letter of credit supporting certain municipal bonds equal to the then-outstanding cap notional. The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt. The strike rate associated with the interest rate cap is 4.00%. The interest rate cap had a nominal fair value as of June 30, 2009 and December 31, 2008 and matures on December 3, 2010.

          We have a $40.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%. The fair value of the swap was ($0.8) million as of June 30, 2009 and December 31, 2008 and matures on November 7, 2010.

          We have an $87.5 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The fair value of the swap was $(3.2) million and $(3.8) million as of June 30, 2009 and December 31, 2008, respectively, and matures on September 23, 2010.

          We have a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The fair value of the swap was $(2.4) million and $(4.0) million as of June 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

          We have a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%. The fair value of the swap was $(4.1) million and $(7.0) million as of June 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

Equity

          In contemplation of the common stock offering described above, certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of Jacobs (collectively, the “Deferring Holders”), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the “Forbearance Agreement”), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37 million of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which we effectively amend our Certificate of Incorporation to increase our authorized share capital to include at least 217 million shares of common stock (the “Replenishment Date”) or (B) December 31, 2009. The Deferring Holders also agreed to waive our obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date occurs.

          We plan to convene a special meeting of stockholders during the third quarter of 2009 for the purpose of seeking stockholder approval to increase the number of our authorized shares of common stock from 180,000,000 shares to 1,000,000,000 shares.

          If, following deferral described above, the Deferring Holders were to exercise their exchange rights before we had available a sufficient number of authorized shares of our common stock to deliver in satisfaction of such exchange rights, we would be compelled to satisfy such rights with cash payments to the extent we did not have sufficient shares of common stock available. As a result of entering into the Forbearance Agreement, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that are in excess of the current authorized number of shares of common stock has been reclassified to redeemable noncontrolling interests as of June 30, 2009.

          During the six months ended June 30, 2009, we received $381.6 million in net proceeds from our common stock offering described above and $0.1 million in proceeds from our dividend reinvestment plan. In addition, we paid dividends of $45.3 million to holders of our common stock and our preferred stock, as well as $41.3 million in distributions to the noncontrolling investors in our Operating Partnership and other consolidated subsidiaries.

          As a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the Securities and Exchange Commission authorizing us to publicly issue senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, and warrants or rights to purchase any of the foregoing securities. There is no limit to the offering price or number of securities that we may issue under this shelf registration statement.

          Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio is higher as of June 30, 2009 due to a decline in the market price of our common stock. Our bank covenants are based on gross asset values and are, therefore, not subject to market fluctuations in our stock price. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value equity) ratio was as follows at June 30, 2009 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value

Common stock and operating partnership units	189,804	$5.39	$1,023,044
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000

Total market equity			1,313,044
Company’s share of total debt			6,252,554

Total market capitalization			$7,565,598

Debt-to-total-market capitalization ratio			82.6%

(1)

Stock price for common stock and operating partnership units equals the closing price of the common stock on June 30, 2009. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

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

          The following tables summarize our development projects as of June 30, 2009 (dollars in thousands):

Properties Opened During the Six Months Ended June 30, 2009

		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Date Opened	Initial Yield(a)

Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$7,904	Spring-09	5.3%
Oak Park Mall - Barnes & Noble (e)	Kansas City, KS	34,000	9,619	11,386	Spring-09	7.9%

Redevelopments:
West County - Former Lord & Taylor	St. Louis, MO	90,620	34,149	26,197	Spring-09	9.9%

Community Center:
Hammock Landing (Phase I and Phase 1A) (b)	West Melbourne, FL	470,042	39,673	46,931	Spring-09/Fall-10	7.3%*

		634,662	$95,125	$92,418

Properties Under Development at June 30, 2009
(Dollars in thousands)

		Total Project Square Feet	CBL’s Share of

Property	Location		Total Cost	Cost To Date	Opening Date	Initial Yield(a)

Community/Open-Air Centers:
Settlers Ridge (Phase I) (e)	Robinson Township, PA	393,822	108,959	66,578	Fall-09	6.1%*
Summit Fair (d)	Lee’s Summit, MO	483,172	22,000	22,000	Summer-09/Summer-10	9.0%
The Pavilion at Port Orange (Phase I and Phase 1A)(b)	Port Orange, FL	495,669	73,813	47,499	Fall-09/Summer-10	7.1%
The Promenade (c)	D’Iberville, MS	681,684	88,216	61,869	Fall-09	8.0%

		2,054,347	$292,988	$197,946

(a)	Pro forma initial yields represented here may be lower than actual initial returns as they are reduced for management and development fees.
(b)	50/50 Joint Venture. Costs to date may be gross of applicable reimbursements.
(c)	The Promenade is a 85/15 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded all costs to date. Costs to date may be gross of applicable reimbursements.
(d)	CBL’s interest represent 27% of project cost.
(e)	Costs to date may be gross of applicable reimbursements.
*	Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

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

          We celebrated the grand opening of the first phase of Hammock Landing, a community center in West Melbourne, FL, on April 1. The project opened approximately 80% leased and committed with Kohl’s, Marshall’s, Michaels, PETCO and various small shops. The center is off to an excellent start in terms of sales and reception from the community. A Target, ULTA and additional shops opened in July.

          The Promenade in D’Iberville, MS, The Pavilion at Port Orange in Port Orange, FL and Settlers Ridge in Pittsburgh, PA will also celebrate grand openings later this year. While the new leasing environment remains challenging, we are continuing to achieve positive leasing results in all of our new developments. The first phases of these projects are between 80% and 90% leased and committed.

          We completed two expansions during the first quarter of 2009. Oak Park Mall in Kansas City, KS and Asheville Mall in Asheville, NC each opened a Barnes & Noble addition. We also completed a redevelopment of the former Lord & Taylor space at West County Center in St. Louis, MO, forming a 90,000 square foot open-air expansion. New tenants include North Face, Bravo, McCormick & Schmicks and Barnes & Noble, and we have signed Prime Bar to join later this year.

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

          We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2009.

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

          We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center. We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million. The total amount outstanding at June 30, 2009 on the loans was $53.4 million of which we have guaranteed $14.4 million. We have recorded an obligation of $0.3 million in our condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008 to reflect the estimated fair value of the guaranty.

          We have guaranteed 100% of the construction loan of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $67.0 million. West Melbourne is currently developing Hammock Landing, an open-air shopping center in West Melbourne, FL, of which Phase I opened in April 2009. The total amount outstanding at June 30, 2009 on the loan was $47.7 million. The guaranty will expire upon repayment of the debt. The loan matures in August 2010, and has three one-year extension options, which are at our election, for an outside maturity date of August 2013. We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $112.0 million. Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at June 30, 2009 on the loan was $61.1 million. The guaranty will expire upon repayment of debt. The loan matures in June 2011, and has two one-year extension options, which are at our election, for an outside maturity date of June 2013. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

          We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020. The maximum guaranteed obligation was $19.6 million as of June 30, 2009. We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty. We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

Carrying Value of Long-Lived Assets

          We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. No impairments were incurred during the six months ended June 30, 2009 and 2008.

Recent Accounting Pronouncements

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

          Effective January 1, 2009, we adopted SFAS No. 141(R), Business Combinations, which changes certain aspects of current business combination accounting for business combinations entered into subsequent to December 31, 2008. SFAS No. 141(R) requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings. Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred. We will apply the provisions of SFAS No. 141(R) to future business combinations.

          Effective January 1, 2009, we adopted FSP Financial Accounting Standard (“FAS”) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends the guidance of SFAS No. 141(R) related to accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued under SFAS No. 141, Business Combinations. According to the provisions of FSP FAS 141(R)-1, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated. Otherwise, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies. The provisions of FSP FAS 141(R)-1 are prospectively applied to business combinations completed subsequent to December 31, 2008. We will apply the provisions SFAS No. 141(R)-1 to future business combinations.

          Effective April 1, 2009, we adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly. The adoption of FSP FAS 157-4 did not have an impact on our condensed consolidated financial statements.

          Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements. FSP FAS 115-2 and FAS 124-2 does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities. The adoption did not have an impact on our condensed consolidated financial statements, but did require additional disclosures regarding other-than-temporary impairments. See Notes 3 and 4 to the condensed consolidated financial statements for further information.

          Effective April 1, 2009, we adopted FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The pronouncement amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods. The adoption did not have an impact on our condensed consolidated financial statements, but did require additional disclosures regarding the fair value of our financial instruments. See Note 3 to the condensed consolidated financial statements for further information.

          Effective April 1, 2009, we adopted SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the issuance of the financial statements. The pronouncement requires entities to disclose the date through which an entity has evaluated subsequent events, which for public companies, shall be the date the financial statements are issued. The adoption did not have an impact on our condensed consolidated financial statements. See Note 13 to the condensed consolidated financial statements for further information.

Accounting Pronouncements Not Yet Effective

          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, which requires additional information regarding transfers of financial assets. SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impact, if any, of the adoption of SFAS No. 166 on our condensed consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impact of the adoption of SFAS No. 167 on our condensed consolidated financial statements.

          In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification does not result in changes to current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one area. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim periods and fiscal years ending after September 15, 2009. The Codification will not have an impact on our condensed consolidated financial statements.

Impact of Inflation

          Due to the current economic crisis that arose primarily in the fourth quarter of 2008 when the credit and equity investment markets experienced dramatic declines, consumers have experienced drastic decreases in the prices of their equity securities investments, certain savings accounts linked to securities markets and housing values. Decreased spending due to low consumer confidence has left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay-offs of employees. The result has been one of the highest unemployment rates in recent history. During this deflationary-type period, generally prices of consumer goods have decreased in an effort to spur consumer spending as one method to assist in the turnaround of the current recession-level conditions. Consumers are wary of their purchases, especially those that are discretionary in nature, and are seeking lower-cost alternatives when buying both discretionary and necessary goods. This has left many businesses with no alternative but to decrease prices on goods and services simply to stay in business.

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

          FFO of the Operating Partnership increased 2.0% to $96.3 million for the three months ended June 30, 2009 from $94.4 million for the same period in 2008. FFO of the Operating Partnership decreased 1.4% for the six months ended June 30, 2009 to $185.7 million compared to $187.3 million for the same period in 2008 primarily as result of a $7.7 million impairment loss in the first quarter of 2009.

          The reconciliation of FFO to net income available to common shareholders is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net income available to common shareholders	$8,137	$9,665	$9,849	$15,837
Noncontrolling interest in earnings of operating partnership	5,109	7,385	6,415	12,127
Depreciation and amortization expense of:
Consolidated properties	75,793	73,064	154,104	148,144
Unconsolidated affiliates	7,555	6,694	15,064	13,371
Discontinued operations	—	117	—	892
Non-real estate assets	(243)	(259)	(490)	(502)
Noncontrolling investors’ share of depreciation and amortization	(64)	(303)	(265)	(651)
(Gain) loss on discontinued operations	12	(3,112)	72	(3,112)
Income tax provision on disposal of discontinued operations	—	1,183	—	1,183

Funds from operations of the operating partnership	96,299	94,434	184,749	187,289
Percentage allocable to Company shareholders (1)	61.48%	57.76%	59.74%	57.74%

Funds from operations allocable to Company shareholders	$59,205	$54,545	$110,369	$108,141

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

          Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2009, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $6.6 million and, after the effect of capitalized interest, annual earnings by approximately $5.9 million.

          Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2009, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $87.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $89.8 million.

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

          The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, by providing information that is current as of June 30, 2009:

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

54
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

          We own partial interests in 22 malls, eleven associated centers, six community centers and eight office buildings. We manage all but four of these properties. Governor’s Square, Governor’s Plaza, Kentucky Oaks and Plaza Macaé are all owned by joint ventures and are managed by either a third party managing general partner or a property manager that is affiliated with the third party managing general partner (the “managing partners”). The managing partners perform the property management and leasing services for these four Properties and receive fees for their services. The managing partners of the Properties control the cash flow distributions, although our approval is required for certain major decisions.

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

          We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. We have recorded in our financial statements a liability of $2.7 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

Our recent common stock offering was dilutive, and there may be future dilution of our common stock.

          After giving effect to the issuance of common stock in our recent offering, the receipt of the net proceeds and the use of such proceeds as described above, the offering may be expected to have a dilutive effect on our previously announced estimated earnings per share and funds from operations per share for the year ending December 31, 2009. The actual amount of dilution cannot be determined at this time and will be based on numerous factors.

          Additionally, subject to the discussion below under “—We have a limited number of authorized shares of common stock available for issuance, and if our stockholders do not approve an increase in the authorized number of shares of our common stock we may be unable to raise significant additional common equity capital beyond our recent common stock offering,” we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock or preferred shares, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our recent common stock offering or the perception that such sales could occur. Additionally, future sales or issuances of substantial amounts of our common stock may be at prices below the $6.00 per share offering price applicable to our recent common stock offering and may adversely impact the market price of our common stock.

We have a limited number of authorized shares of common stock available for issuance, and if our stockholders do not approve an increase in the authorized number of shares of our common stock we may be unable to raise significant additional common equity capital beyond our recent common stock offering.

          As of August 5, 2009, following our recent common stock offering, we had 180,000,000 authorized shares of common stock, of which 137,859,925 shares of common stock were issued and outstanding and, after giving effect to the Forbearance and Waiver Agreement described below, an additional 14,948,692 were reserved for issuance upon exchanges of units in CBL & Associates Limited Partnership (our “Operating Partnership”) and in connection with certain equity compensation plans and dividend reinvestment plans. Thus, we have a limited number of shares of common stock available for future issuance. The limited availability of shares of common stock may hinder our ability to raise capital through the issuance of common stock or securities convertible into or exchangeable or exercisable for common stock, if the need should so arise.

          Moreover, in connection with our recent common stock offering, certain holders of units in our Operating Partnership, including certain of our executive officers and their affiliates as well as certain affiliates of Jacobs Realty Investors Limited Partnership, a Delaware limited partnership (collectively, the “Deferring Holders”), entered into a Forbearance and Waiver Agreement with the Company, in which they agreed to defer their right to exchange an aggregate of 37,000,000 of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which we effectively amend our Certificate of Incorporation to increase our authorized share capital to include at least 217,000,000 shares of Common Stock (the “Replenishment Date”) or (B) December 31, 2009. The Deferring Holders also agreed to waive our obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy their Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date occurs. As a result, we have not reserved shares of our authorized common stock for issuance upon an exchange of such units. If, following such deferral, the Deferring Holders were to exercise their exchange rights before we had available a sufficient number of authorized shares of our common stock to deliver in satisfaction of such exchange rights, we would be compelled to satisfy such rights with cash payments.

          We plan to convene a special meeting of stockholders during the third quarter of 2009 for the purpose of seeking stockholder approval to increase the number of our authorized shares of common stock from 180,000,000 shares to 1,000,000,000 shares. Under applicable Delaware law and the provisions of our Certificate of Incorporation such an increase will require the approval of the holders of a majority of our issued and outstanding shares of common stock. No assurance can be provided that we will be able to obtain the requisite vote to increase the number of our authorized shares of common stock. A failure to increase our authorized share capital would adversely affect our ability to raise additional capital and to satisfy the exchange rights of the Deferring Holders for other than cash payments and therefore could materially and adversely affect our financial condition, liquidity and prospects.

The market price of our common stock or other securities may fluctuate significantly.

           The market price of our common stock or other securities may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	publication of research reports about us, the retail industry or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our securities to seek higher dividend or interest rate yields;

•	changes in market valuations of similar companies;

•

adverse market reaction to the amount of our outstanding debt at any time, the amount of our maturing debt in the near and medium term and our ability to refinance such debt and the terms thereof or our plans to incur additional debt in the future;

•	additions or departures of key management personnel;

•	actions by institutional security holders;

•	speculation in the press or investment community;

•	the occurrence of any of the other risk factors included in, or incorporated by reference in, this report; and

•	general market and economic conditions.

           Many of the factors listed above are beyond our control. Those factors may cause the market price of our common stock or other securities to decline significantly, regardless of our financial performance and condition and prospects. It is impossible to provide any assurance that the market price of our common stock or other securities will not fall in the future, and it may be difficult for holders to sell such securities at prices they find attractive, or at all.

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

Our indebtedness is substantial and could impair our ability to obtain additional financing.

          We received approximately $381.6 million in net proceeds from the sale of additional shares of our common stock in our recent offering which closed on June 15, 2009, after payment of the underwriting discount and our other offering expenses. These proceeds were used to reduce amounts outstanding under our current credit facilities.

          As of June 30, 2009, after the application of the net proceeds from our recent common stock offering as described above, our total share of consolidated and unconsolidated debt is approximately $6,252.6 million. As of such date, and giving effect to the foregoing, our total share of consolidated and unconsolidated debt maturing in 2009, 2010 and 2011, giving effect to all maturity extensions received to date, is approximately $52.8 million, $1,066.9 million and $688.0 million, respectively. Our existing consolidated and unconsolidated debt obligations generally contain maturity extension options which are available to us only if we are in compliance with all of the terms of the related indebtedness and we pay an extension fee to the lender. No assurance can be given that we will meet all of the conditions necessary to exercise any maturity extension option at the relevant time.

          At June 30, 2009, our total share of consolidated and unconsolidated debt outstanding was approximately $6,252.6 million, which represents approximately 82.6% of our total market capitalization at that time. Giving effect to all maturity extensions available at our option (which requires continued compliance with the terms of the indebtedness and payment of a fee), as of June30, 2009, the balance at maturity of our share of total consolidated and unconsolidated debt (after giving effect to amortization through maturity) was approximately $5,800.1 million, including $52.3 million, $1,041.7 million, $680.2 million, $915.4 million and $3,110.5 million currently scheduled to mature in 2009, 2010, 2011, 2012 and thereafter, respectively. Our substantial leverage could have important consequences. For example, it could:

•	result in the acceleration of a significant amount of debt for non-compliance with the terms of such debt or, if such debt contains cross-default or cross-acceleration provisions, other debt;

•	result in the loss of assets due to foreclosure or sale on unfavorable terms, which could create taxable income without accompanying cash proceeds;

•	materially impair our ability to borrow unused amounts under existing financing arrangements or to obtain additional financing or refinancing on favorable terms or at all;

•

require us to dedicate a substantial portion of our cash flow to paying principal and interest on our indebtedness, reducing the cash flow available to fund our business, to pay dividends, including those necessary to maintain our REIT qualification, or to use for other purposes;

•	increase our vulnerability to the ongoing economic downturn;

•	limit our ability to withstand competitive pressures; or

•	reduce our flexibility to respond to changing business and economic conditions.

          If any of the foregoing occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected, and the trading price of our common stock or other securities could decline significantly. For additional information regarding risks associated with our indebtedness, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

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

          Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 48.4% of our total revenues from all Properties for the six months ended June 30, 2009 and currently include 43 malls, 20 associated centers, 7 community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 32.5% of our total revenues from all Properties for the six months ended June 30, 2009 and currently include 27 malls and 4 associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas, which are our five largest markets.

          Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for approximately 9.5%, 4.2%, 3.2%, 2.7% and 2.5%, respectively, of our total revenues for the six months ended June 30, 2009. No other market accounted for more than 2.5% of our total revenues for the six months ended June 30, 2009. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

RISKS RELATED TO DIVIDENDS

We may change the dividend policy for our common stock in the future.

          Our Board of Directors has determined to reduce our annual common stock dividend to the minimum amount required for us to distribute approximately 100% of our taxable income for 2009. We previously paid dividends during 2009 aggregating $0.74 per share of common stock. On June 1, 2009, our Board of Directors declared a quarterly common stock dividend of $0.11 per share of common stock, which was paid entirely in cash on July 15, 2009 to holders of record of our common stock on June 30, 2009.

          We currently expect that we will pay two additional quarterly dividends for the remainder of 2009, and that these dividends will be paid entirely in cash. However, depending upon our liquidity needs, we reserve the right to pay any or all of these dividends in a combination of cash and shares of common stock, in accordance with applicable revenue procedures of the IRS. A recent IRS revenue procedure allows us to satisfy our 2009 REIT distribution requirement by distributing up to 90% of each 2009 common stock dividend in shares of our common stock in lieu of cash provided certain other criteria are met. In the event that we pay a portion of our dividends in shares of our common stock pursuant to such procedure, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax. If a U.S. stockholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in common stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

          The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, taxable income, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), Delaware law and such other factors as our Board of Directors deems relevant. While the statements above concerning dividend payments for 2009 reflect our current intentions, any actual dividends payable will be determined by our Board of Directors based upon the circumstances at the time of declaration, and the actual dividends payable may vary from such intended amounts. To the extent our Board of Directors determines to pay a portion of any dividend in shares of our common stock, our ability to do so may be limited by the amount of common stock then authorized, which presently is subject to the contingency discussed above under “—We have a limited number of authorized shares of common stock available for issuance, and if our stockholders do not approve an increase in the authorized number of shares of our common stock we may be unable to raise significant additional common equity capital beyond our recent common stock offering.” Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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

          To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by vote, value or number of shares (other than Charles Lebovitz, our Chief Executive Officer, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code’s attribution rules). The affirmative vote of 66 ⅔% of our outstanding voting stock is required to amend this provision.

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

•	Vote Required to Amend Bylaws – A vote of 66 ⅔% of the outstanding voting stock is necessary to amend our bylaws.

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

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2009:

Period	Total Numbers of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan

April 1–30, 2009	—	$—	—	—
May 1–31, 2009	12,265	$7.74	—	—
June 1–30, 2009	53	$6.15	—	—

Total	12,318	$7.73	—	—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
(2)

Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:	Defaults Upon Senior Securities

None

ITEM 4:	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Shareholders on May 4, 2009. The matters that were submitted to a vote of shareholders and the related results are as follow:

1.	The following directors were re-elected to three-year terms that expire in 2011:

	•	Matthew S. Dominski (59,992,646 votes for and 1,137,341 votes against or withheld), and

	•	John N. Foy (54,867,698 votes for and 3,262,289 votes against or withheld).

Additionally, on May 5, 2009, we announced the appointment of Mrs. Kathleen Nelson to the Company's Board of Directors as of such date, to fill the vacancy that resulted from the retirement of Martin J. Cleary from our Board of Directors in May 2009. Her inital term will expire at our 2010 Annual Meeting of Stockholders.

The following additional directors are presently serving three-year terms, which continue beyond the 2009 Annual Meeting of Shareholders:

	•	Stephen D. Lebovitz (term expires in 2010),

	•	Winston W. Walker (term expires in 2010),

	•	Charles B. Lebovitz (term expires in 2011),

	•	Claude M. Ballard (term expires in 2011),

	•	Gary L. Bryenton (term expires in 2011), and

	•	Leo Fields (term expires in 2011).

2.	Deloitte & Touche was ratified as our independent public accountant for our fiscal year ending December 31, 2009 (57,562,736 votes for and 567,252 votes against or abstentions).

3.	The advisory stockholder proposal to declassify our Board of Directors was approved (30,380,854 votes for and 11,186,096 votes against or abstentions).

ITEM 5:	Other Information

On May 15, 2009, we extended and modified our $105.0 million secured credit facility with First Tennessee Bank NA, as administrative agent.  The revised facility reflects an extension of the maturity of the facility from June 2010 to June 2011, and amounts outstanding thereunder will bear interest at an annual rate equal to one-month, three-month, six-month or one-year LIBOR (as selected by us) plus 300 basis points, subject to a minimum annual interest rate of 4.50%.

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
(Authorized Officer and Principal Financial Officer)

Date: August 10, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

10.18.9	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated May 15, 2009

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10