Form 10-Q
period 2009-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2009-11-09
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________

COMMISSION FILE NO. 1-12494

______________

CBL & ASSOCIATES PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

______________

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
Yes ☐                                           No ☒

As of November 2, 2009, there were 137,877,757 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
 (Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Real estate assets:
Land	$936,617	$902,504
Buildings and improvements	7,584,632	7,503,334
	8,521,249	8,405,838
Accumulated depreciation	(1,499,619)	(1,310,173)
	7,021,630	7,095,665
Developments in progress	246,191	225,815
Net investment in real estate assets	7,267,821	7,321,480
Cash and cash equivalents	63,502	51,227
Cash held in escrow	-	2,700
Receivables:
Tenant, net of allowance for doubtful accounts of
$2,373 in 2009 and $1,910 in 2008	73,833	74,402
Other	11,088	12,145
Mortgage and other notes receivable	41,962	58,961
Investments in unconsolidated affiliates	193,655	207,618
Intangible lease assets and other assets	281,823	305,802
	$7,933,684	$8,034,335

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other notes payable	$5,678,561	$6,095,676
Accounts payable and accrued liabilities	288,206	329,991
Total liabilities	5,966,767	6,425,667
Commitments and contingencies (Notes 3, 5, 10 and 14)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	96,120	18,393
Redeemable noncontrolling preferred joint venture interest	421,514	421,279
Total redeemable noncontrolling interests	517,634	439,672
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C cumulative redeemable preferred stock, 460,000 shares outstanding in 2009 and 2008	5	5
7.375% Series D cumulative redeemable preferred stock, 700,000 shares outstanding in 2009 and 2008	7	7
Common Stock, $.01 par value, 180,000,000 shares authorized, 137,876,744 and 66,394,844 issued and outstanding in 2009 and 2008, respectively	1,379	664
Additional paid-in capital	1,409,580	993,941
Accumulated other comprehensive loss	(2,386)	(12,786)
Accumulated deficit	(218,954)	(193,307)
Total shareholders’ equity	1,189,631	788,524
Noncontrolling interests	259,652	380,472
Total equity	1,449,283	1,168,996
	$7,933,684	$8,034,335

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Minimum rents	$168,765	$175,796	$511,193	$528,270
Percentage rents	2,851	3,260	9,259	9,866
Other rents	3,382	4,297	11,804	13,515
Tenant reimbursements	78,577	84,615	241,756	250,990
Management, development and leasing fees	1,312	11,512	5,392	16,934
Other	7,881	5,925	20,948	19,245
Total revenues	262,768	285,405	800,352	838,820
EXPENSES:
Property operating	40,379	48,488	123,751	140,874
Depreciation and amortization	71,261	81,962	225,365	230,106
Real estate taxes	25,812	23,658	74,415	71,735
Maintenance and repairs	13,219	15,440	42,629	48,359
General and administrative	8,808	9,623	31,180	33,268
Other	7,714	5,150	18,785	18,690
Total expenses	167,193	184,321	516,125	543,032
Income from operations	95,575	101,084	284,227	295,788
Interest and other income	1,246	2,225	4,189	7,134
Interest expense	(71,120)	(77,057)	(215,847)	(233,736)
Impairment of investments	(1,143)	(5,778)	(8,849)	(5,778)
Gain on sales of real estate assets	1,535	4,777	1,468	12,122
Equity in earnings of unconsolidated affiliates	271	515	1,867	1,308
Income tax benefit (provision)	1,358	(8,562)	603	(12,757)
Income from continuing operations	27,722	17,204	67,658	64,081
Operating income of discontinued operations	112	126	132	1,462
Gain (loss) on discontinued operations	10	676	(62)	3,788
Net income	27,844	18,006	67,728	69,331
Net income attributable to noncontrolling interests:
Operating Partnership	(4,758)	(3,068)	(11,173)	(15,195)
Other consolidated subsidiaries	(6,497)	(5,498)	(19,208)	(17,949)
Net income attributable to the Company	16,589	9,440	37,347	36,187
Preferred dividends	(5,455)	(5,455)	(16,364)	(16,364)
Net income available to common shareholders	$11,134	$3,985	$20,983	$19,823

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.08	$0.05	$0.21	$0.24
Discontinued operations	-	0.01	0.01	0.04
Net income available to common shareholders	$0.08	$0.06	$0.22	$0.28
Weighted average common shares outstanding	137,860	71,078	97,557	71,044
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.08	$0.05	$0.21	$0.24
Discontinued operations	-	0.01	0.01	0.04
Net income available to common shareholders	$0.08	$0.06	$0.22	$0.28
Weighted average common and potential dilutive common shares outstanding	137,899	71,215	97,593	71,227
Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$11,059	$3,521	$20,941	$16,797
Discontinued operations	75	464	42	3,026
Net income available to common shareholders	$11,134	$3,985	$20,983	$19,823

Dividends declared per common share	$0.0500	$0.5450	$0.5300	$1.6350

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total	Comprehensive Income

Balance, January 1, 2008	43,145	$12	$662	$964,676	$(13)	$(70,154)	$895,183	$482,217	$1,377,400	$-
Net income	3,676	-	-	-	-	36,187	36,187	14,374	50,561	69,331
Impairment of marketable securities	77	-	-	-	3,269	-	3,269	2,432	5,701	5,778
Net unrealized loss on available-for-sale securities	(77)	-	-	-	(3,256)	-	(3,256)	(2,421)	(5,677)	(5,754)
Unrealized loss on hedging instruments	(40)	-	-	-	(1,676)	-	(1,676)	(1,247)	(2,923)	(2,963)
Unrealized loss on foreign currency translation adjustment	(38)	-	-	-	(1,639)	-	(1,639)	(1,219)	(2,858)	(2,896)
Dividends declared - common stock	-	-	-	-	-	(108,354)	(108,354)	-	(108,354)	-
Dividends declared - preferred stock	-	-	-	-	-	(16,363)	(16,363)	-	(16,363)	-
Issuance of common stock and restricted common stock	-	-	1	606	-	-	607	-	607	-
Cancellation of restricted common stock	-	-	-	(507)	-	-	(507)	-	(507)
Exercise of stock options	-	-	-	584	-	-	584	-	584	-
Accelerated vesting of share-based compensation	-	-	-	35	-	-	35	-	35	-
Accrual under deferred compensation arrangements	-	-	-	302	-	-	302	-	302	-
Amortization of deferred compensation	-	-	-	3,349	-	-	3,349	-	3,349	-
Additions to deferred financing costs	-	-	-	-	-	-	-	34	34
Income tax benefit from share-based compensation	119	-	-	3,703	-	-	3,703	3,650	7,353	-
Distributions to noncontrolling interests	(5,014)	-	-	-	-	-	-	(83,563)	(83,563)	-
Contributions from noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	2,832	2,832	-
Adjustment for noncontrolling interests	(1,477)	-	-	196	-	-	196	1,281	1,477	-
Reclassification of noncontrolling interests related to deconsolidation	-	-	-	-	-	-	-	(3,257)	(3,257)	-
Adjustment to record redeemable noncontrolling partnership interest at redemption value	(2,686)	-	-	2,686	-	-	2,686	-	2,686	-
Balance, September 30, 2008	$37,685	$12	$663	$975,630	$(3,315)	$(158,684)	$814,306	$415,113	$1,229,419	$63,496

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total	Comprehensive Income

Balance, January 1, 2009	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996	$-
Net income	5,210	-	-	-	-	37,347	37,347	9,658	47,005	67,728
Net unrealized gain (loss) on available-for-sale securities	273	-	-	-	1,023	-	1,023	(16)	1,007	1,280
Unrealized gain on hedging instruments	574	-	-	-	5,459	-	5,459	2,402	7,861	8,435
Realized gain (loss) on foreign currency translation adjustment	3	-	-	-	44	-	44	(249)	(205)	(202)
Unrealized gain on foreign currency translation adjustment	480	-	-	-	3,874	-	3,874	1,954	5,828	6,308
Dividends declared - common stock	-	-	-	-	-	(46,630)	(46,630)	-	(46,630)	-
Dividends declared - preferred stock	-	-	-	-	-	(16,364)	(16,364)	-	(16,364)	-
Issuance of common stock and restricted common stock	-	-	1	562	-	-	563	-	563	-
Issuance of common stock for dividend	-	-	48	14,691	-	-	14,739	-	14,739	-
Issuance of common stock in equity offering	-	-	666	381,157	-	-	381,823	-	381,823	-
Cancellation of restricted common stock	-	-	-	(117)	-	-	(117)	-	(117)	-
Accrual under deferred compensation arrangements	-	-	-	46	-	-	46	-	46	-
Amortization of deferred compensation	-	-	-	1,877	-	-	1,877	-	1,877	-
Additions to deferred financing costs	-	-	-	-	-	-	-	35	35	-
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	-	-	-	-	-	-	(82,970)	(82,970)	-
Issuance of noncontrolling interests for distribution	-	-	-	-	-	-	-	4,140	4,140	-
Distributions to noncontrolling interests	(11,271)	-	-	-	-	-	-	(38,363)	(38,363)	-
Purchase of noncontrolling interests in other consolidated subsidiaries	-	-	-	217	-	-	217	(717)	(500)	-
Adjustment for noncontrolling interests	(4,521)	-	-	21,215	-	-	21,215	(16,694)	4,521	-
Adjustment to record redeemable noncontrolling partnership interest at redemption value	4,009	-	-	(4,009)	-	-	(4,009)	-	(4,009)	-
Balance, September 30, 2009	$96,120	$12	$1,379	$1,409,580	$(2,386)	$(218,954)	$1,189,631	$259,652	$1,449,283	$83,549

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,728	$69,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	145,389	135,314
Amortization	87,017	102,703
Net amortization of debt premiums and discounts	(5,357)	(5,918)
Net amortization of above- and below-market leases	(4,511)	(6,896)
Gain on sales of real estate assets	(1,468)	(12,122)
Realized foreign currency loss	76	-
(Gain) loss on discontinued operations	62	(3,788)
Write-off of development projects	1,346	2,944
Share-based compensation expense	2,363	4,028
Income tax benefit from share-based compensation	-	7,472
Impairment of investments	8,849	5,778
Equity in earnings of unconsolidated affiliates	(1,867)	(1,308)
Distributions of earnings from unconsolidated affiliates	8,175	10,904
Changes in:
Tenant and other receivables	1,619	(2,601)
Other assets	(5,643)	(7,104)
Accounts payable and accrued liabilities	(5,931)	15,361
Net cash provided by operating activities	297,847	314,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(174,163)	(359,170)
Cash removed from (placed in) escrow	2,700	(2,700)
Proceeds from sales of real estate assets	7,183	67,997
Additions to mortgage notes receivable	(3,851)	(544)
Payments received on mortgage notes receivable	14,297	105,327
Additional investments in and advances to unconsolidated affiliates	(56,895)	(95,003)
Distributions in excess of equity in earnings of unconsolidated affiliates	60,614	49,073
Purchase of noncontrolling interests in other consolidated subsidiary	(500)	-
Changes in other assets	27,424	(9,243)
Net cash used in investing activities	(123,191)	(244,263)

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other notes payable	$456,362	$1,023,692
Principal payments on mortgage and other notes payable	(868,120)	(854,285)
Additions to deferred financing costs	(13,422)	(5,303)
Proceeds from issuances of common stock	381,928	261
Proceeds from exercises of stock options	-	584
Income tax benefit from share-based compensation	-	(7,472)
Contributions from noncontrolling interests in other consolidated subsidiaries	-	2,832
Distributions to noncontrolling interests	(54,530)	(102,749)
Dividends paid to holders of preferred stock	(16,364)	(16,364)
Dividends paid to common shareholders	(49,564)	(108,349)
Net cash used in financing activities	(163,710)	(67,153)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,329	(1,023)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,275	1,659
CASH AND CASH EQUIVALENTS, beginning of period	51,227	65,826
CASH AND CASH EQUIVALENTS, end of period	$63,502	$67,485

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$218,911	$239,828

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).At September 30, 2009, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional mall), nine community centers, one mixed-use center and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At September 30, 2009, the Operating Partnership owned noncontrolling interests in nine regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had three community/open-air centers (two of which are owned in joint ventures) under construction at September 30, 2009. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2009, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 71.6% limited partner interest for a combined interest held by CBL of 72.6%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2009, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 12.1% limited partner interest and third parties owned a 5.5% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at September 30, 2009, for a total combined effective interest of 13.6% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the

Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended September 30, 2009, are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain historical amounts have been reclassified to conform to the current year presentation.  Certain properties for which the financial results were originally reported as discontinued operations in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2008 no longer meet the criteria to be classified as held for sale and are, thus, currently reflected in continuing operations for all periods presented.  Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations. See Note 6 for further discussion.  Also see Notes 4 and 8 for discussion regarding the impact on the presentation of the condensed consolidated financial statements and share information related to the adoption of certain accounting pronouncements as of January 1, 2009.

In April 2009, the Company paid its first quarter dividend on its common stock.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. The Company elected to treat the issuance of its common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented have been adjusted proportionately to reflect the additional common stock issued.  See Note 8 for further discussion.

The Company has evaluated subsequent events through November 9, 2009, which is the date these financial statements were issued.  See Note 14 for further discussion.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Current Report on Form 8-K dated July 27, 2009.

Note 2 – New Accounting Guidance

Accounting Guidance Adopted

Effective January 1, 2009, the Company adopted new accounting guidance related to fair value measurements of nonfinancial assets and liabilities.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.  See Note 3 for further information.

Effective January 1, 2009, the Company adopted new accounting guidance related to noncontrolling interests in consolidated financial statements.  See Noncontrolling Interests in Note 4 for further information regarding the adoption of this guidance, which did have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2009, the Company adopted new accounting guidance related to disclosures about derivative instruments and hedging activities.  The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements, but did require additional disclosures regarding the Company’s hedging activities.  See Interest Rate Hedge Instruments in Note 5 for further information.

Effective January 1, 2009, the Company adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  The adoption did not have a material impact on the Company’s earnings per share.  See Note 8 for further information.

Effective January 1, 2009, the Company adopted new accounting guidance related to business combinations that changes certain aspects of current business combination accounting for business combinations entered into subsequent to December 31, 2008.  The guidance requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings.  Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred.  The Company will apply the provisions of this guidance to future business combinations.

Effective January 1, 2009, the Company adopted new accounting guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The new accounting guidance amends previous guidance regarding accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued for business combinations.  According to the new guidance, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated.  Otherwise, the asset or liability would generally be recognized in accordance with guidance related to accounting for contingencies.  The provisions of the new accounting guidance are prospectively applied to business combinations completed subsequent to December 31, 2008.  The Company will apply the provisions of this guidance to future business combinations.

Effective April 1, 2009, the Company adopted new accounting guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and regarding identifying transactions that are not orderly.  The new accounting guidance provides additional clarification on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements.  The new accounting guidance does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities.  The adoption did not have an impact on the Company’s condensed consolidated financial statements, but did require additional disclosures regarding the Company’s other-than-temporary impairments.  See Notes 3 and 4 for further information.

Effective April 1, 2009, the Company adopted new accounting guidance related to interim disclosures about fair value of financial instruments that amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption did not have an impact on the Company’s condensed consolidated financial statements, but did require additional disclosures regarding the fair value of the Company’s financial instruments.  See Note 3 for further information.

Effective April 1, 2009, the Company adopted new accounting guidance related to subsequent events that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the issuance of the financial statements.  The guidance requires entities to disclose the date through which an entity has evaluated subsequent events, which for public companies, shall be the date the financial statements are issued.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Effective July 1, 2009, the Company adopted the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification did not result in changes to current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one area.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  Subsequent to the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Rather, it is issuing Accounting Standard Updates (“ASUs”), which are to serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The adoption of the Codification did not have an impact on the Company’s condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In June 2009, the FASB issued new accounting guidance regarding accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures.  The new accounting guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the potential impact, if any, of the adoption of this guidance on its condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the potential impact of the adoption of this guidance on its condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”).  ASU 2009-05 provides clarification on measuring the fair value of a liability.  In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (i) a valuation technique that uses quoted prices for identical or similar liabilities or (ii) another valuation technique, such as present value calculations or a technique based on the amount paid or received by the reporting entity to transfer an identical liability.  ASU 2009-05 is effective for interim periods beginning after its issuance.  The Company is currently assessing the potential impact, if any, of the adoption of this guidance on its condensed consolidated financial statements.

Note 3 – Fair Value Measurements

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008:

		Fair Value Measurements at September 30, 2009 Using
	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$5,490	$5,490	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	23	-	23	-

Liabilities:
Interest rate swaps	$7,101	$-	$7,101	$-

		Fair Value Measurements at December 31, 2008 Using
	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,209	$4,209	$-	$-
Privately held debt and equity securities	4,875	-	-	4,875
Interest rate cap	30	-	30	-

Liabilities:
Interest rate swaps	$15,570	$-	$15,570	$-

     Other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive loss in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three and nine months ended September 30, 2009, the Company did not recognize any realized gains or losses related to sales or disposals of marketable securities or other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the available-for-sale securities held by the Company as of September 30, 2009 and December 31, 2008:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

September 30, 2009	$4,207	$1,291	$(8)	$5,490
December 31, 2008	$4,207	$2	$-	$4,209

The Company holds a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model.  Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3.  As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the downturn of the real estate market in China.  An impairment charge of $2,400 is recorded in the Company’s condensed consolidated statement of operations for the nine month period ended September 30, 2009 to reduce the carrying values of the secured convertible note and warrant to their estimated fair values.  The Company performed a quantitative and qualitative analysis of its investment as of September 30, 2009 and determined that the current balance of the secured convertible note and warrant of $2,475 is not impaired.  A rollforward of the Company’s secured convertible note and warrant is as follows:

Balance at January 1, 2009	$4,875
Impairment loss recognized in earnings	(2,400)
Balance at September 30, 2009	$2,475

See Note 4 for further discussion.

The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company currently has four interest rate swap agreements included in Accounts Payable and Accrued Liabilities that qualify as hedging instruments and are designated as cash flow hedges.  The swaps have met the effectiveness test criteria since inception.  Thus, changes in the fair values of the swaps are reported in other comprehensive income (loss) and will be reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate swaps, classified under Level 2,  are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other notes payable was $5,198,063 and $5,506,725 at September 30, 2009 and December 31, 2008, respectively.  The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

Assets and liabilities measured at fair value on a recurring basis must be disclosed separately from those measured at fair value on a nonrecurring basis.  As of September 30, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

In February 2008, the FASB delayed the effective date of a portion of certain new accounting guidance related to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted this portion of the new accounting guidance.  The adoption had no impact on the Company’s condensed consolidated financial statements.  These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption.

Note 4 – Unconsolidated Affiliates, Noncontrolling Interests and Other Partially Owned Investments

Unconsolidated Affiliates

At September 30, 2009, the Company had investments in the following 22 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest
CBL Brazil	Plaza Macae	60.0%
CBL Macapa	Macapa Shopping	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand - Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand - Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Port Orange II, LLC	The Pavilion at Port Orange Phase II	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
York Town Center, LP	York Town Center	50.0%

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Nine Months Ended September 30,		Company’s Share for the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$124,074	$116,381	$71,173	$60,751
Depreciation and amortization of real estate assets	(38,925)	(40,851)	(22,492)	(21,112)
Interest expense	(38,794)	(40,898)	(22,760)	(20,872)
Other operating expenses	(42,057)	(38,240)	(24,931)	(20,175)
Gain on sales of real estate assets	1,687	4,087	877	2,716
Net income	$5,985	$479	$1,867	$1,308

	Total for the Three Months Ended September 30,		Company’s Share for the Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$41,695	$38,462	$23,181	$20,377
Depreciation and amortization of real estate assets	(13,051)	(14,848)	(7,428)	(7,741)
Interest expense	(13,275)	(13,619)	(7,398)	(7,038)
Other operating expenses	(14,395)	(13,674)	(8,315)	(7,370)
Gain (loss) on sales of real estate assets	(2)	3,621	231	2,287
Net income (loss)	$972	$(58)	$271	$515

In October 2007, the Company entered into a condominium partnership agreement with several individual investors and a former land owner to acquire a 60% interest in a new retail development in Macaé, Brazil.  The retail center opened in September 2008. As of September 30, 2009, the Company had incurred total funding of $24,979, net of distributions received of $841.  In October 2009, the Company entered into an agreement to sell its interest in this partnership, subject to satisfaction of certain requirements customary to transactions of this nature, for a gross sales price of $24,200, less brokerage commissions and other closing costs for a net sales price of $23,836.  The sale is expected to close during the fourth quarter of 2009, subject to due diligence and customary closing conditions.  As part of its review process as of September 30, 2009, the Company determined that the partnership investment is impaired due to the net loss that is projected at the time of closing on the sale.  The Company performed a quantitative and qualitative analysis of its investment as of September 30, 2009 and determined that the impairment is other than temporary.  As a result, the Company recorded an impairment charge of $1,143 during the three month period ended September 30, 2009.

In April 2008, the Company entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., with TENCO Realty S.A. to form a property management services organization in Brazil.  The Company had contributed $2,000 and, in February 2009, negotiated the exercise of its put option right to divest of its portion of the investment in the TENCO-CBL Servicos Imobiliarios S.A. pursuant to the joint venture’s governing agreement.  Under the terms of the agreement, TENCO Realty S.A. paid the Company $250 on March 31, 2009, and will pay monthly installments beginning January 2010 totaling $250 annually with an interest rate of 10% and a balloon payment of $1,250 on December 31, 2011.

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In February 2009, the Company negotiated a divestment agreement with its Macapa partners obligating the Company to fund an additional $592 to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on the part of the Company to fund development costs, and to provide the other partners the option to purchase the Company’s interest in this partnership for an amount equal to its investment balance.  As of September 30, 2009, the Company had incurred total funding of $1,189, including the $592 of reimbursements noted above.

Noncontrolling Interests

Effective January 1, 2009, the Company adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements.  The new accounting guidance requires that a noncontrolling interest, previously referred to as a minority interest, in a consolidated subsidiary be reported as a separate component of equity and the amount of consolidated net income specifically attributable to a noncontrolling interest be presented separately, net of tax, below net income on the Company’s condensed consolidated statements of operations.  These changes are to be applied on a retrospective basis.  As a result, the adoption resulted in certain presentation reclassifications and adjustments in the Company’s condensed consolidated financial statements for all periods presented.  Any previous minority interests for which the related partnership agreements either do not include redemption provisions or may be redeemed with the Company’s stock, at its election, were reclassified to noncontrolling interests in the equity section of the Company’s condensed consolidated balance sheets at their carrying value.  The presentation of net income attributable to noncontrolling interests was reclassified in the condensed consolidated statements of operations for all periods presented and is included as a reduction to net income to derive net income attributable to the Company.

On a prospective basis, the new accounting guidance also requires that after control of an investment or subsidiary is obtained, a change in ownership interest that does not result in a loss of control should be accounted for as an equity transaction.  A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests.  During the second quarter of 2009, the Company purchased the outstanding ownership interest of a noncontrolling investor for $500.  This purchase did not result in a loss of control and, thus, was accounted for as an equity transaction.

The FASB has amended certain accounting guidance regarding the classification and measurement of redeemable securities to reflect the issuance of the new accounting pronouncement on noncontrolling interests.  In connection with the Company’s retrospective adoption of the noncontrolling interests accounting guidance, a concurrent review of the measurement provisions of the guidance regarding redeemable securities was performed and retrospectively adopted.  The Company initially identified one limited partner in the Operating Partnership and partners in five other consolidated subsidiaries that can require the Company to redeem their interests in the future with cash or real property.  Accordingly, pursuant to the provisions of the guidance regarding redeemable securities, the Company’s redeemable noncontrolling interests were recorded for all periods presented at the higher of their redemption values or their values pursuant to previous guidance as of the end of the period, with any changes in value being reflected in retained earnings, or in the event of a deficit, in additional paid-in capital, and continue to be reported within temporary equity in the Company’s condensed consolidated balance sheets.  Subsequent adjustments to the carrying amounts of these redeemable noncontrolling interests to reflect any changes in their redemption values at the end of each reporting period are to be recorded in the same manner.  Adoption of the amended guidance resulted in a decrease to additional paid-in capital of $14,942 as of December 31, 2008.

In contemplation of the common stock offering (see Note 8), certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of Jacobs (collectively, the "Deferring Holders"), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the "Forbearance Agreement"), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37,000,000 of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which the Company effectively amends its Certificate of Incorporation to increase its authorized share capital to include at least 217,000,000 shares of common stock (the "Replenishment Date") or (B) December 31, 2009. The Deferring Holders also agreed to waive the Company's obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date occurs.

If, following the deferral period described above, the Deferring Holders were to exercise their exchange rights before the Company had available a sufficient number of authorized shares of its common stock to deliver in satisfaction of such exchange rights, the Company would be compelled to satisfy such rights with cash payments to the extent it did not have sufficient shares of common stock available. As a result, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that are in excess of the authorized number of shares of common stock has been reclassified to redeemable noncontrolling interests as of September 30, 2009 and recorded pursuant to the provisions of the amended guidance regarding redeemable securities.

On October 7, 2009, the Company reconvened its special meeting of stockholders, previously convened on September 21, 2009, during which stockholder approval was obtained to amend the Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 180,000,000 shares to 350,000,000 shares.  As such, subsequent to September 30, 2009, the Forbearance Agreement of the Deferring Holders expired in accordance with its terms and the units subject to that agreement will be reclassified to noncontrolling interests in the fourth quarter of 2009.

The total redeemable noncontrolling interest in the Operating Partnership was $85,320 and $12,072 at September 30, 2009 and December 31, 2008, respectively.  The total noncontrolling interest in the Operating Partnership was $259,024 and $379,408 at September 30, 2009 and December 31, 2008, respectively.

The redeemable noncontrolling partnership interests includes the third party interest in the Company’s investment interest in an entity that provides security and maintenance services.  The redeemable noncontrolling preferred joint venture interest includes the perpetual preferred joint venture units (“PJV units”) issued to Westfield Group (“Westfield”) for the acquisition of certain properties as more fully described in Note 10.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Nine Months Ended September 30,
	2009	2008
Beginning Balance	$421,279	$420,300
Net income attributable to redeemable noncontrolling preferred joint venture interest	15,513	15,094
Distributions to redeemable noncontrolling preferred joint venture interest	(15,278)	(14,172)
Ending Balance	$421,514	$421,222

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng for $10,125. As of September 30, 2009, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 is recorded in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed a quantitative and qualitative analysis of its noncontrolling investment as of September 30, 2009 and determined that the current balance of its investment is not impaired.  A rollforward of the Company’s noncontrolling interest is as follows:

Balance at January 1, 2009	$10,125
Impairment loss recognized in earnings	(5,306)
Balance at September 30, 2009	$4,819

Note 5 – Mortgage and Other Notes Payable

Mortgage and other notes payable consisted of the following at September 30, 2009 and December 31, 2008, respectively:
	September 30, 2009		December 31, 2008
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,959,656	6.02%	$4,046,653	6.14%
Recourse loans on operating properties (2)	161,606	5.71%	161,694	5.71%
Secured line of credit (3)	400,000	4.45%	400,000	4.45%
Total fixed-rate debt	4,521,262	5.86%	4,608,347	5.99%
Variable-rate debt:
Recourse loans on operating properties	283,138	1.69%	262,946	2.49%
Unsecured line of credit	200,000	1.17%	522,500	1.92%
Secured lines of credit	126,050	3.81%	149,050	1.45%
Unsecured term facilities	437,494	1.61%	437,494	1.88%
Construction loans	110,617	2.46%	115,339	1.74%
Total variable-rate debt	1,157,299	1.80%	1,487,329	1.95%
Total	$5,678,561	5.03%	$6,095,676	5.01%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)
The Company has entered into interest rate swaps on notional amounts totaling $127,500 as of September 30, 2009 and December 31, 2008 related to two of its variable-rate recourse loans on operating properties to effectively fix the interest rates on those loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

(3)
The Company has entered into interest rate swaps on notional amounts totaling $400,000 as of September 30, 2009 and December 31, 2008 related to its largest secured credit facility to effectively fix the interest rate on that portion of the line of credit.  Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

As of September 30, 2009, the Company had an unsecured credit facility with total capacity of $560,000, bearing interest at LIBOR plus a margin of 0.75% to 1.20% based on the Company’s leverage ratio, as defined in the agreement to the facility. Additionally, the Company was required to pay an annual fee of 0.1% of the amount of total capacity of the unsecured credit facility.  The credit facility had an original maturity in August 2010 and had a one-year extension option, which was at the Company’s election, for an outside maturity date of August 2011. At September 30, 2009, the outstanding borrowings of $200,000 under the unsecured credit facility had a weighted average interest rate of 1.17%.

On November 2, 2009, the Company closed on an extension and modification of its unsecured facility, which provides for maintaining the total capacity of $560,000 (the “$560,000 new secured facility”).  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at the Company’s election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The conversion of the unsecured facility to a secured facility will take place as the Company uses availability under the facility to retire several non-recourse, property-specific commercial mortgage-backed securities (“CMBS”) mortgages that mature in 2009, 2010 and 2011. The Company intends to retire these mortgages at the earliest dates on which they may be prepaid at par or their scheduled maturity dates in order to avoid any prepayment fees. The real estate assets securing these mortgages will then be pledged as collateral to secure the facility.  Certain assets were pledged as collateral as of the closing.

The modified facility will bear interest at an annual rate equal to one-month, three-month or six-month LIBOR (at the Company’s option) with LIBOR subject to a minimum of 1.50% plus a spread that increases over the facility’s term, commencing with a margin of 0.75% to 1.20%, based on the Company’s leverage ratio, through August 2010, a margin of 1.45% to 1.90% through August 2011 and increasing thereafter to 3.25% to 4.25% until April 2014.  Additionally, the Company must pay an annual fee of  0.35%, to be paid quarterly, based upon any unused commitment of the credit facility and will pay a one-time fee of 1.067% of the total capacity of the facility should the Company exercise its option to extend the maturity date to April 2014.  There were no significant changes to the facility’s debt covenants.

Unsecured Term Facilities

In April 2008, the Company entered into an unsecured term facility with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility.  At September 30, 2009, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 1.85%.  The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At September 30, 2009, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.35%.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Secured Lines of Credit

The Company has four secured lines of credit that are used for construction, acquisition and working capital purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 4.25% and had a weighted average interest rate of 4.14% at September 30, 2009, including the portion with a receive-variable/pay-fixed interest rate swap. The Company also pays a fee based on the amount of unused availability under its largest secured credit facility at a rate of 0.125%. The following summarizes certain information about the secured lines of credit as of September 30, 2009:

Total Capacity	Total Outstanding	Maturity Date
$525,000	$483,850	February 2012
105,000	5,000	June 2011
20,000	20,000	March 2010
17,200	17,200	April 2010
$667,200	$526,050

In September 2009, the Company extended and modified its $525,000 secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to the one-month, three-month, or six-month LIBOR (at the Company’s option) plus 325 to 425 basis points, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  The Company paid aggregate fees of approximately $7,510, reflected in intangible lease assets and other assets in the Company’s condensed consolidated balance sheet as of September 30, 2009, in connection with the extension and modification of the credit facility and is required to pay an annual fee of 35 basis points, to be paid quarterly, based upon any unused commitment.  The Company must pay a one-time extension fee of 35 basis points should it exercise its option to extend the maturity date to February 2013.  There were no significant changes to the facility’s debt covenants.

The agreements to the Company’s $560,000 new secured line of credit and $525,000 secured line of credit and the unsecured term facilities with balances of $209,494 and $228,000 as of September 30, 2009, each with the same lender, and agreements to the Company’s $20,000 and $17,200 secured lines of credit contain default provisions customary for transactions of this nature and also contain cross-default provisions.

Letters of Credit

At September 30, 2009, the Company had additional secured and unsecured lines of credit with a total commitment of $38,410 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $17,586 at September 30, 2009.

Covenants and Restrictions

The $560,000 new secured line of credit and $525,000 secured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The agreements to these credit facilities contain default provisions customary for transactions of their nature (with applicable customary grace periods), and also contain cross-default provisions in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  The Company was in compliance with all covenants and restrictions at September 30, 2009.

Forty-six malls/open-air centers, nine associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Maturities

As of September 30, 2009, the scheduled principal maturities of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other notes payable, including construction loans and lines of credit, are as follows:

2009	$68,106
2010	1,239,229
2011	673,113
2012	1,075,988
2013	450,554
Thereafter	2,161,910
5,668,900
Net unamortized premiums	9,661
$5,678,561

Of the $68,106 of scheduled principal maturities in 2009, one loan in the amount of $15,600 has a one-year extension available at the Company’s option, leaving a maturity of $52,506 in 2009 that must be retired or refinanced.  The $52,506 represents a non-recourse, property-specific CMBS loan that matures in December 2009.  The Company intends to pay off this loan with availability on its $560,000 new secured credit facility, at which time the property will be pledged as collateral to secure the credit facility.

Of the $1,239,229 of scheduled principal maturities in 2010, maturities representing $725,090 have extensions available at the Company’s option, leaving maturities of $514,139 in 2010 that must be retired or refinanced.  These maturities consist of two secured facilities totaling $37,200 and eleven operating property loans totaling $476,939.  The Company paid off the two secured facilities on November 2, 2009, upon closing of the extension and modification of its $560,000 new secured credit facility and intends to pay off several of the operating property loans with remaining availability as they become due or at any such earlier time when the loans may be prepaid at par without penalty, at which time the properties supporting these loans will be pledged as collateral to secure the credit facility.  The Company also intends to refinance certain of the maturing operating property loans.

Interest Rate Hedge Instruments

Effective January 1, 2009, the Company adopted new accounting guidance that improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  In accordance with the new guidance, the Company records its derivative instruments on its condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.

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

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	4	$527,500
Interest Rate Cap	1	$80,000

The Company has an $80,000 interest rate cap agreement to hedge the risk of changes in cash flows on certain letter of credit-enhanced municipal bonds equal to the then-outstanding cap notional.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 4.00%.  The interest rate cap had a nominal fair value as of September 30, 2009 and December 31, 2008 and matures on December 3, 2010.

The Company has a $40,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount.  This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%.  The fair value of the swap was $(754) and $(772) as of September 30, 2009 and December 31, 2008, respectively, and matures on November 7, 2010.

The Company has an $87,500 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of its operating properties equal to the swap notional amount.  This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The fair value of the swap was $(2,867) and $(3,787) as of September 30, 2009 and December 31, 2008, respectively, and matures on September 23, 2010.

The Company has a $150,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on its largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The fair value of the swap was $(1,268) and $(3,989) as of September 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

The Company has a $250,000 pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on its largest secured line of credit equal to the swap notional amount.  This interest rate swap hedges the risk of changes in cash flows on the Company’s designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%.  The fair value of the swap was $(2,212) and $(7,022) as of September 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

The above interest rate swaps’ total fair value of $(7,101) and $(15,570) as of September 30, 2009 and December 31, 2008, respectively, is included in Accounts Payable and Accrued Liabilities in the accompanying condensed consolidated balance sheets.

In January 2009, the Company entered into a $129,000 interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of its properties equal to the then-outstanding cap notional.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  The Company did not designate this cap as a hedge because it did not meet the hedge accounting requirements of SFAS No. 133.  Changes in the fair value of this cap are recorded directly in earnings and totaled $6 and $78 for the three and nine month periods ended September 30, 2009, respectively.  The interest rate cap had a nominal fair value as of September 30, 2009 and matures on July 12, 2010.

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

In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers.  In June 2008, the Company completed the sale of one of the office properties.  The Company completed the sale of an additional community center located in Greensboro, NC in August 2008.  In December 2008, we completed the sale of an additional office property and adjacent, vacant development land located in Greensboro, NC.  The results of operations of these properties are included in discontinued operations for the three and nine month periods ended September 30, 2008.

As of December 31, 2008, the Company determined that the properties that had not been sold during the year no longer met the held-for-sale criteria due to the improbability of additional sales related to the depressed real estate market.  The results of operations from these remaining properties have been reclassified to continuing operations for all periods presented.

During June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA.  The results of operations of this property are included in discontinued operations for the three and nine month periods ended September 30, 2008.

Total revenues of the centers described above that are included in discontinued operations were $560 and $3,996 during the three and nine month periods ended September 30, 2008.  Discontinued operations during the three and nine month periods ended September 30, 2009 and 2008 also include true-ups of estimated expenses to actual amounts for properties sold during previous years.

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

Three Months Ended September 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$237,577	$9,904	$4,579	$10,708	$262,768
Property operating expenses (1)	(82,543)	(2,600)	(1,488)	7,221	(79,410)
Interest expense	(61,364)	(2,073)	(977)	(6,706)	(71,120)
Other expense	2	-	-	(7,716)	(7,714)
Gain (loss) on sales of real estate assets	1,525	-	(2)	12	1,535
Segment profit	$95,197	$5,231	$2,112	$3,519	106,059
Depreciation and amortization expense					(71,261)
General and administrative expense					(8,808)
Interest and other income					1,246
Impairment of investments					(1,143)
Equity in earnings of unconsolidated affiliates					271
Income tax benefit					1,358
Income from continuing operations					$27,722
Capital expenditures (3)	$23,448	$916	$20,432	$51,301	$96,097

Three Months Ended September 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$249,882	$10,858	$4,759	$19,906	$285,405
Property operating expenses (1)	(89,393)	(2,671)	(1,473)	5,951	(87,586)
Interest expense	(63,194)	(2,278)	(1,044)	(10,541)	(77,057)
Other expense	-	-	-	(5,150)	(5,150)
Gain (loss) on sales of real estate assets	3,269	(2)	708	802	4,777
Segment profit	$100,564	$5,907	$2,950	$10,968	120,389
Depreciation and amortization expense					(81,962)
General and administrative expense					(9,623)
Interest and other income					2,225
Impairment of investments					(5,778)
Equity in earnings of unconsolidated affiliates					515
Income tax provision					(8,562)
Income from continuing operations					$17,204
Capital expenditures (3)	$41,623	$5,824	$475	$44,897	$92,819

Nine Months Ended September 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$722,609	$30,662	$13,636	$33,445	$800,352
Property operating expenses (1)	(246,893)	(8,113)	(4,560)	18,771	(240,795)
Interest expense	(183,924)	(6,413)	(2,997)	(22,513)	(215,847)
Other expense	-	-	-	(18,785)	(18,785)
Gain (loss) on sales of real estate assets	1,524	-	96	(152)	1,468
Segment profit	$293,316	$16,136	$6,175	$10,766	326,393
Depreciation and amortization expense					(225,365)
General and administrative expense					(31,180)
Interest and other income					4,189
Impairment of investments					(8,849)
Equity in earnings of unconsolidated affiliates					1,867
Income tax benefit					603
Income from continuing operations					$67,658
Total assets	$6,878,826	$334,259	$70,127	$650,472	$7,933,684
Capital expenditures (3)	$94,524	$9,763	$21,816	$115,663	$241,766

Nine Months Ended September 30, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$749,683	$32,583	$15,303	$41,251	$838,820
Property operating expenses (1)	(268,047)	(8,161)	(4,584)	19,824	(260,968)
Interest expense	(189,031)	(6,885)	(3,219)	(34,601)	(233,736)
Other expense	-	-	-	(18,690)	(18,690)
Gain on sales of real estate assets	8,620	27	1,121	2,354	12,122
Segment profit	$301,225	$17,564	$8,621	$10,138	337,548
Depreciation and amortization expense					(230,106)
General and administrative expense					(33,268)
Interest and other income					7,134
Impairment of investments					(5,778)
Equity in earnings of unconsolidated affiliates					1,308
Income tax provision					(12,757)
Income from continuing operations					$64,081
Total assets	$7,015,922	$344,392	$74,188	$644,412	$8,078,914
Capital expenditures (3)	$152,971	$7,736	$23,219	$198,265	$382,191

(1)	Property operating expenses include property operating expenses, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage and other notes receivable, office buildings, the Management Company and the Company’s controlling investment interest in an entity that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Earnings Per Share

In June 2009, the Company completed an equity offering of 66,630,000 shares of its $0.01 par value common stock at $6.00 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $381,602 were used to repay outstanding borrowings under the Company’s credit facilities.

In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company's common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock.  The dividend was paid on 66,407,096 shares of common stock outstanding on the record date.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding.  The Company elected to treat the issuance of its common stock as a stock dividend for per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented prior to March 31, 2009 have been adjusted proportionately to reflect the additional common stock issued.

Effective January 1, 2009, the Company adopted new accounting guidance on determining whether instruments granted in share-based payment transactions are participating securities.  The new guidance requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of earnings per share (“EPS”) pursuant to the two-class method.  Pursuant to the provisions of the new accounting guidance, all prior-period EPS data presented has been adjusted accordingly.  The adoption did not have a material impact on the Company’s reported earnings per share.  The net income attributable to participating, nonvested stock awards is immaterial.

Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive. The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding	137,699	66,047	95,546	65,948
Effect of participating, nonvested stock awards	161	282	200	349
Effect of stock dividend	-	4,749	1,811	4,747
Denominator – basic earnings per share	137,860	71,078	97,557	71,044
Dilutive effect of:
Stock options	-	98	-	150
Deemed shares related to deferred compensation arrangements	39	39	36	33
Denominator – diluted earnings per share	137,899	71,215	97,593	71,227

Note 9 – Comprehensive Income

The computation of comprehensive income for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Total for the Three Months Ended September 30,		Total for the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$27,844	$18,006	$67,228	$69,331
Net unrealized gain (loss) on hedging agreements	3,312	135	8,435	(2,963)
Net unrealized gain (loss) on available-for-sale securities	1,144	(1,103)	1,280	(5,754)
Impairment of marketable securities	-	5,778	-	5,778
Net unrealized gain (loss) on foreign currency translation adjustment	2,129	(4,473)	6,308	(2,896)
Realized loss on foreign currency translation adjustment	(277)	-	(202)	-
Total other comprehensive income (loss)	6,308	337	15,821	(5,835)
Comprehensive income	$34,152	$18,343	$83,049	$63,496

Note 10 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company consolidates its investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0% (increasing to 6.0% beginning July 1, 2013) on the $416,113 of preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Subsequent to October 16, 2008, Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property, then the annual preferred distribution rate on the PJV units increases to 9.0%.  The Company will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions. If the Company fails to make such offer, the annual preferred distribution rate on the PJV units increases to 9.0%.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $55,027.  West Melbourne recently completed the development of Hammock Landing, an open-air shopping center in West Melbourne, FL. The total amount outstanding at September 30, 2009 on the loans was $46,997. The guaranties will terminate upon repayment of the debt.  The construction loan matures in August 2010, and has three one-year extension options, which are at the Company’s election, for an outside maturity date of August 2013. The land loan matures in August 2010, and has one one-year extension option, which is at the Company’s election, for an outside maturity date August 2011.  The Company has recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction and land loans of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $120,300.  Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at September 30, 2009 on the loans was $71,425. The guaranties will terminate upon repayment of the debt.  The construction loan matures in June 2011, and has two one-year extension options, which are at the Company’s election, for an outside maturity date of June 2013. The land loan matures in June 2011, and has one one-year extension option, which is at the Company’s election, for an outside maturity date of June 2012. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty terminates on December 31, 2020.  The maximum guaranteed obligation was $19,600 as of September 30, 2009.  The Company has entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts the Company is obligated to fund under the guaranty.  The Company has not recorded an obligation for this guaranty because it has determined that the fair value of the guaranty is not material.

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554.  The total amount outstanding at September 30, 2009 on the loans was $64,332 of which the Company has guaranteed $17,370.  The Company has recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 to reflect the estimated fair value of the guaranty.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2009, the total amount outstanding on these bonds was $35,334.

Note 11 – Share-Based Compensation

The share-based compensation cost that was charged against income was $488 and $1,301 for the three months ended September 30, 2009 and 2008, respectively, and $2,363 and $4,028 for the nine months ended September 30, 2009 and 2008, respectively. Share-based compensation cost capitalized as part of real estate assets was $60 and $174 for the three months ended September 30, 2009 and 2008, respectively, and $192 and $696 for the nine months ended September 30, 2009 and 2008, respectively.

Stock Options

Stock options issued under the Company’s Stock Incentive Plan allow for the purchase of common stock at the fair market value of the stock on the date of grant. Stock options granted to officers and employees vest and become exercisable in equal installments on each of the first five anniversaries of the date of grant and expire 10 years after the date of grant. Stock options granted to independent directors are fully vested upon grant. No stock options have been granted since 2002.

The Company’s stock option activity for the nine months ended September 30, 2009 is summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2009	608,015	$15.89
Expired	(32,881)	12.75
Outstanding at September 30, 2009	575,134	16.07
Vested at September 30, 2009	575,134	16.07
Exercisable at September 30, 2009	575,134	16.07

Stock Awards

Under the Stock Incentive Plan, common stock may be awarded either alone, in addition to, or in tandem with other stock awards granted under the plan. The Committee has the authority to determine eligible persons to whom common stock will be awarded, the number of shares to be awarded and the duration of the vesting period, as defined. Generally, an award of common stock vests either immediately at grant, in equal installments over a period of five years or in one installment at the end of periods up to five years. Stock awarded to independent directors is fully vested upon grant; however, the independent directors may not transfer such shares during their board term or for one year thereafter.  The Committee may also provide for the issuance of common stock under the Stock Incentive Plan on a deferred basis pursuant to deferred compensation arrangements. The fair value of common stock awarded under the Stock Incentive Plan is determined based on the market price of the Company’s common stock on the grant date and the related compensation expense is recognized over the vesting period on a straight-line basis.

A summary of the status of the Company’s stock awards as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	257,840	$34
Granted	94,621	4.76
Vested	(189,151)	20.97
Forfeited	(2,160)	32.99
Nonvested at September 30, 2009	161,150	33.16

As of September 30, 2009, there was $3,597 of total unrecognized compensation cost related to the nonvested stock awards granted under the Stock Incentive Plan, which is expected to be recognized over a weighted average period of 2.06 years.

Note 12 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,

Accrued dividends and distributions	$19,685	$64,389
Additions to real estate assets accrued but not yet paid	13,304	29,365
Issuance of common stock for dividend	14,739	-
Issuance of noncontrolling interests in Operating Partnership for distribution	4,140	-
Notes receivable from sale of interest in Tenco-CBL	1,750	-
Additions to real estate assets from forgiveness of mortgage note receivable	6,502	-
Reclassification of developments in progress to mortgage and other notes receivable	-	15,439
Note receivable received for real estate assets	-	3,533

Note 13 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,526 and $1,525 during the three months ended September 30, 2009 and 2008, respectively, and $5,151 and $4,699 during the nine months ended September 30, 2009 and 2008, respectively.

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

The Company recorded an income tax benefit of $1,358 for the three months ended September 30, 2009.  The income tax benefit consisted of a current and deferred tax benefit of $260 and $1,098, respectively.  The Company recorded an income tax provision of $8,562 for the three months ended September 30, 2008. The income tax provision in 2008 consisted of a current and deferred income tax provision of $5,487 and $3,075, respectively.

The Company recorded an income tax benefit of $603 for the nine months ended September 30, 2009.  The income tax benefit consisted of a current income tax provision of $815 and a deferred tax benefit of $1,418.  The Company recorded an income tax provision of $12,757 for the nine months ended September 30, 2008.  The income tax provision consisted of a current and deferred income tax provision of $9,223 and $3,534, respectively.

The Company had a net deferred tax asset of $2,850 at September 30, 2009 and $2,464 at December 31, 2008. The net deferred tax asset at September 30, 2009 and December 31, 2008 consisted primarily of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its consolidated statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and nine months ended September 30, 2009 and 2008, respectively.

Note 14 – Subsequent Events

On November 7, 2009, the Company reconvened its special meeting of stockholders, previously convened on September 21, 2009, during which stockholder approval was obtained to amend the Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 180,000,000 shares to 350,000,000 shares.  See Note 4 for further information.

On October 16, 2009, the Company entered into an agreement to sell its 60.0% interest in Plaza Macaé in Macaé, Brazil to a third party for a gross sales price of $24,200, less brokerage commissions and other closing costs for a net sales price of $23,836.  See Note 4 for further information.

On November 2, 2009, the Company closed on the extension and modification of its $560,000 new secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  See Note 5 for further information.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our properties are located in 27 states (primarily in the southeastern and midwestern United States) and in Brazil.  We have elected to be taxed as a REIT for federal income tax purposes.

As of September 30, 2009, we owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional shopping mall), nine community centers, one mixed-use center and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of September 30, 2009, we owned noncontrolling interests in nine regional malls/open-air centers, three associated centers, five community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had three community centers (two of which are owned in joint ventures) under construction at September 30, 2009.

Given the challenging capital markets and economy in general over the past year, we have placed greater emphasis on the need to preserve liquidity and maintain our earnings.  We have made significant progress in addressing our loan maturities for the remainder of 2009 and for 2010.  In September 2009, we closed on the extension and modification of our largest secured line of credit, maintaining its full capacity of $525.0 million.  In addition, subsequent to September 30, 2009, we closed on the extension and modification of our largest unsecured line of credit, also maintaining its full capacity of $560.0 million.  As part of the modification of the unsecured line of credit, the facility will be converted over an 18-month period to a new secured facility (the “$560.0 million new secured facility”).  During 2009, we also closed on two 10-year, non-recourse loans totaling $91.4 million.  In June 2009, we completed an equity offering of 66,630,000 shares of our common stock at $6.00 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $381.6 million were used to repay outstanding borrowings under our credit facilities.  Closing on the extension and modification of our two largest lines of credit and the two non-recourse property loans combined with the net proceeds from the equity offering will allow us to execute a plan that addresses the majority of our debt maturities through 2011.  Please see Liquidity and Capital Resources on page 42 for further information related to our financing activity.

During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income.  We paid a second quarter cash dividend of $0.11 per share on July 15, 2009.  On September 1, 2009, we announced a third quarter dividend of $0.05 per share to be paid in cash on October 15, 2009.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.  This policy, combined with the previous reduction in our fourth quarter 2008 dividend and paying a portion of our first quarter 2009 dividend in common stock and common units, is expected to generate cash savings of approximately $160.0 million.
Our operating results for the third quarter of 2009 continue to reflect the significant progress that we have made through our cost reduction initiatives that were implemented last year at the properties and our corporate office.  We reported reductions in our general property operating expenses of 9.3% and 7.7% compared to the prior year three and nine months periods, respectively, in addition to reductions in our general and administrative expenses of 8.5% and 6.3% compared to the prior year three and nine months periods, respectively, both helping to mitigate the anticipated pressure on rental revenues.  Funds from operations (“FFO”) for the current quarter and year-to-date period was negatively impacted by decreased revenues from rents, including lease termination fees, and gains on outparcel sales.  FFO was also impacted by non-cash impairment charges related to our investment in Jinsheng, a Chinese real estate company, and the proposed sale of our 60.0% interest in Plaza Macaé, located in Macaé, Brazil.  These declines were partially offset by decreased operating, interest and income tax expenses.  FFO for the prior year-to-date period included $8.0 million of one-time fee income collected from an affiliate of Centro Properties Group (“Centro”), partially offset by a $5.8 million write-down of marketable securities.  FFO is a key performance measure for real estate companies.  Please see the more detailed discussion of this measure on page 56.

During the quarter we experienced limited bankruptcy activity with our current year-to-date lost annual gross rent from store closures running less than one percent of annual revenues.  While it is difficult to predict the level of bankruptcy activity we will experience going forward, we have been encouraged by the number of retailers reporting improving margins.

We were pleased to see relative consistency in our quarterly results with a sequential increase in occupancy.  We have expected that the second half of the year will be more difficult due to the cumulative effect of negative leasing spreads and year-over-year occupancy declines.  Although we are experiencing encouraging sales momentum, until a sustained positive sales trend emerges, we believe that there will continue to be pressure on rents.  We anticipate some of that pressure will be mitigated going forward as retailers begin to take occupancy in our re-leased junior spaces and small shops.  In addition, we expect that we will receive positive contributions to our results from our recently opened developments.  While there is no question that the operating environment is difficult, our portfolio is demonstrating the benefits of our market-dominant strategy notwithstanding these challenges.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

We have acquired or opened four community centers, one mixed-use center and one office building since January 1, 2008 (collectively referred to as the “New Properties”).  These transactions impact the comparison of the results of operations for the three and nine months ended September 30, 2009 to the results of operations for the comparable periods ended September 30, 2008.  Properties that were in operation as of January 1, 2008 and September 30, 2009 are referred to as the “Comparable Properties.”  We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. Any reference to the New Properties in this section excludes those properties that are accounted for using the equity method of accounting.  The New Properties are as follows:

Property	Location	Date Acquired/ Opened
Acquisition:
Renaissance Center (1)	Durham, NC	Feb-08

New Developments:
CBL Center II	Chattanooga, TN	Jan-08
Pearland Town Center	Pearland, TX	Jul-08
Plaza Macaé (2)	Macaé, Brazil	Sep-08
Statesboro Crossing	Statesboro, GA	Oct-08
Summit Fair (3)	Lee's Summit, MO	Aug-09

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

(3)	CBL's interest represents cost of the land underlying the project for which it will receive ground rent and a percentage of the net operating cash flows.

Revenues

       The $14.4 million decrease in rental revenues and tenant reimbursements was attributable to a decrease of $16.5 million from the Comparable Properties, partially offset by an increase of $2.1 million from the New Properties.  The decrease in revenues of the Comparable Properties was driven by reductions of $8.3 million in base rents, $6.6 million in tenant reimbursements and $2.4 million in lease termination fees. Base rents declined due to decreased occupancy in the current quarter compared to the prior year period, as well as continued pressure on new and renewal leases.  Tenant reimbursements decreased primarily due to lower occupancy levels.  Lease termination fees have declined due to the decrease in store closure activity over the prior year quarter.  Our cost recovery ratio improved to 99.0% for the quarter ended September 30, 2009 from 96.7% for the prior-year period as a result of lower property operating expenses, including lower bad debt expense.

The decrease in management, development and leasing fees of $10.2 million was mainly attributable to lower management and development fee income.  Management fee income for the prior year period included a one-time fee of $8.0 million received from Centro related to a joint venture in 2005 with Galileo America, Inc. (“Galileo”).  Development fee income declined due to the completion prior to the current year quarter of certain joint venture developments that were under construction during the prior year quarter.

Other revenues increased $1.9 million compared to the prior year period due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, decreased $8.2 million due to a decrease of $9.5 million related to the Comparable Properties, partially offset by an increase of $1.3 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $2.8 million in payroll and related expenses, $1.8 million in promotion costs, $2.5 million in contracted maintenance services, $1.2 million in utilities expenses and $1.0 million of bad debt expense.  Payroll expenses have declined due to our cost containment initiatives that were implemented during the latter half of the prior year which included staff reductions from the centralization of certain administrative and operating functions and eliminations of certain pay increases and reductions of bonuses.  Bad debt expense decreased as a result of less store closure and bankruptcy activity compared to the prior year quarter.

The decrease in depreciation and amortization expense of $10.7 million resulted from a decrease of $11.7 million from the Comparable Properties, partially offset by an increase of $1.0 million from the New Properties. The decrease attributable to the Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior year quarter.  This decrease was partially offset by increased depreciation expense related to capital expenditures for tenant allowances and deferred maintenance since the prior-year period.  Amortization of tenant allowances attributable to the Comparable Properties in the prior year quarter included approximately $10.5 million of write-offs of certain tenant allowances and intangible lease assets related to early lease terminations.

General and administrative expenses decreased $0.8 million primarily as a result of declines of $2.4 million in payroll and related expenses and $0.6 million in travel and convention expenses, partially offset by a reduction in capitalized overhead of $1.9 million. As a percentage of revenues, general and administrative expenses were 3.4% for the third quarters of 2009 and 2008.

Other expenses increased $2.6 million over the prior year quarter primarily due to an increase in abandoned projects expense of $1.2 million and increased expenses of $1.4 million related to our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses
Interest expense decreased $5.9 million primarily due to the decrease in variable interest rates as compared to the third quarter of 2008.  Our weighted average interest rate on variable-rate debt as of September 30, 2009 was 1.91% compared to 4.32% at September 30, 2008.

During the three months ended September 30, 2009, we recorded a non-cash impairment charge of $1.1 million related to the pending sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.  During the three months ended September 30, 2008, we recorded a $5.8 million non-cash write-down related to certain investments in marketable securities.  The impairment resulted from a significant and sustained decline in the market value of the securities.

During the third quarter of 2009, we recognized a $1.5 million gain on sales of real estate assets compared to a gain of $4.8 million in the third quarter of 2008.  The 2009 gain related to the sale of two parcels of land during the quarter.  The 2008 gain related to the sale of four parcels of land during the quarter.

Equity in earnings of unconsolidated affiliates decreased by $0.2 million during the third quarter of 2009 compared to the prior year quarter, primarily due to a decrease in gains on sales of outparcels.

The income tax benefit of $1.4 million for the three months ended September 30, 2009 relates to our taxable REIT subsidiary and consists of a current and deferred tax benefit of $0.3 and $1.1 million, respectively.  During the three months ended September 30, 2008, we recorded an income tax provision of $8.6 million, consisting of a provision for current and deferred income taxes of $5.5 million and $3.1 million, respectively.  The higher income tax provision for the third quarter of 2008 resulted from the recognition of the aforementioned $8.0 million fee income in addition to a significantly larger amount of gains in the prior year period related to sales of outparcels and from discontinued operations attributable to the taxable REIT subsidiary.

We recognized income from discontinued operations of $0.2 million during the third quarter of 2009, compared to total income and gain of $0.9 million during the third quarter of 2008. Discontinued operations for the three months ended September 30, 2008 reflect the operating results of seven community centers and two office properties that were sold during 2008.  One of these community centers was sold during the third quarter of 2008.  Discontinued operations for the three months ended September 30, 2009 and 2008 include true-ups of estimated expenses to actual amounts for properties sold during previous years.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenues

The $28.6 million decrease in rental revenues and tenant reimbursements was attributable to a decrease of $38.6 million from the Comparable Properties, partially offset by an increase of $10.0 million from the New Properties.  The decline in revenues of the Comparable Properties was primarily driven by decreases in base rents of $21.4 million, tenant reimbursements of $11.7 million and lease termination fees of $4.2 million.  Base rents declined due to decreased occupancy in the current year period compared to the prior year period.  Tenant reimbursements decreased primarily due to lower occupancy levels.

Our cost recovery ratio improved to 100.4% for the nine months ended September 30, 2009 from 96.2% for the prior-year period.  While tenant reimbursements have declined from prior year levels due to lower occupancy, the cost recovery ratio year-to-date has been positively impacted by operating expense reductions, including lower bad debt expense.

The decrease in management, development and leasing fees of $11.5 million was primarily attributable to lower management and development fee income.  Management fee income for the prior year period included a one-time fee of $8.0 million received from Centro related to a joint venture in 2005 with Galileo. Development fee income has decreased due to the completion in the prior year or early part of the current year of certain joint venture developments that were under construction during the prior year period.

Other revenues increased $1.7 million compared to the prior year period due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, decreased $20.2 million due to a decrease of $26.0 million related to the Comparable Properties, partially offset by an increase of $5.8 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $9.6 million in payroll and related expenses, $5.6 million in contracted maintenance services, $5.3 million in promotion costs, $1.3 million of bad debt expense, $0.8 million of utilities expense and $0.6 million in snow removal costs.  Payroll expenses have declined due to our cost containment initiatives that were implemented during the latter half of the prior year which included staff reductions from centralization of certain administrative and operating functions and eliminations of certain pay increases and reductions of bonuses.  Bad debt expense decreased as a result of less store closure and bankruptcy activity compared to the prior year period.

The decrease in depreciation and amortization expense of $4.7 million resulted from decreases of $9.4 million from the Comparable Properties, partially offset by increases of $4.7 million from the New Properties. The decrease attributable to the Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior year period.  This decrease was partially offset by increased depreciation expense related to capital expenditures for tenant allowances and deferred maintenance since the prior-year period.  Amortization of tenant allowances attributable to the Comparable Properties in the prior year period included approximately $12.0 million of write-offs of certain tenant allowances and intangible lease assets related to early lease terminations.
General and administrative expenses decreased $2.1 million primarily as a result of declines of $8.4 million in payroll and related expenses and $2.0 million in travel and convention expenses, partially offset by a reduction in capitalized overhead of $8.2 million. The prior year period general and administrative expenses included a charge of $1.3 million incurred in relation to the retirement of a senior officer.  As a percentage of revenues, general and administrative expenses were 3.9% for the nine months ended September 30, 2009, compared to 4.0% for the prior year period.

Other expenses increased $0.1 million primarily due to an increase in expenses of $1.6 million related to our subsidiary that provides security and maintenance services to third parties, partially offset by a decrease in abandoned projects expense compared to the prior year period.

Other Income and Expenses

Interest expense decreased $17.9 million primarily due to the decrease in variable interest rates and lower overall debt levels as compared to the prior year period.  Our weighted average interest rate on variable-rate debt as of September 30, 2009 was 1.91% compared to 4.32% at September 30, 2008.

During the nine months ended September 30, 2009, we incurred non-cash impairment losses totaling $8.8 million.  We recorded a charge of $7.7 million on our investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China.  We also recorded a $1.1 million charge related to the pending sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.  During the nine months ended September 30, 2008, we recorded a $5.8 million non-cash write-down related to certain investments in marketable securities.  The impairment resulted from a significant and sustained decline in the market value of the securities.

During the nine months ended September 30, 2009, we recognized a gain on sales of real estate assets of $1.5 million.  A gain of $1.6 million resulted from the sale of two parcels of land, partially offset by a loss of $0.1 million related to the disposition of one of our investments in Brazil.  We recorded a gain on sales of real estate assets of $12.1 million in the prior year period related to the sale of 13 parcels of land and one parcel of land for which the gain had previously been deferred.

Equity in earnings of unconsolidated affiliates increased by $0.6 million during the nine months ended September 30, 2009, primarily due to the opening of certain joint venture properties during the current year period that were not in operation during the prior year period.

The income tax benefit of $0.6 million for the nine months ended September 30, 2009 relates to the results of our taxable REIT subsidiary and consists of a deferred tax benefit of $1.4 million, partially offset by a provision for current income taxes of $0.8 million.  During the nine months ended September 30, 2008, we recorded an income tax provision of $12.8 million, consisting of a provision for current and deferred income taxes of $9.2 million and $3.6 million, respectively.  The higher income tax provision for 2008 resulted from the recognition of the aforementioned $8.0 million fee income in addition to a significant amount of gains related to sales of outparcels and discontinued operations attributable to the taxable REIT subsidiary.

We recognized income on discontinued operations of $0.1 million during the nine months ended September 30, 2009, compared to income of $5.3 million during the prior year period, including a gain of $3.8 million. Discontinued operations for the nine months ended September 30, 2008 reflect the operating results of seven community centers and two office properties that were sold during 2008.  Discontinued operations for the nine months ended September 30, 2009 and 2008 include true-ups of estimated expenses to actual amounts for properties sold during previous years.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center, which opened in July 2008, are our only non-stabilized malls as of September 30, 2009.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2009	2008
Malls	90.3%	89%
Associated centers	3.8%	4%
Community centers	1.7%	2%
Mortgages, office building and other	4.2%	5%

Mall store sales for the trailing twelve months ended September 30, 2009 on a comparable per square foot basis were $317 per square foot compared with $339 per square foot in the prior year period, representing a decline of 6.5%.  While sales continue to decline, we are pleased that our portfolio demonstrates relative stability in comparison to our peers.  Recent trends have been encouraging and we believe that will continue with the second half of 2009 performing better than the first half.  However, we anticipate that the holiday sales season will reflect the significantly reduced inventory levels and heavy discounting that we are still seeing from retailers.  We believe it will be challenging for volume to increase to a level that would be comparable to our prior year sales.

Occupancy

Our portfolio occupancy is summarized in the following table:

	At June 30,	At September 30,
	2009	2009	2008
Total portfolio occupancy	88.0%	89.2%	92.2%
Total mall portfolio	88.7%	89.9%	91.8%
Stabilized malls	89.1%	90.3%	92.1%
Non-stabilized malls	72.2%	74.0%	87.2%
Associated centers	88.7%	90.0%	95.1%
Community centers	78.5%	80.4%	92.1%

We continue to see the benefits of our dominant mall strategy come through in our portfolio occupancy.  Stabilized mall occupancy and total portfolio occupancy were both up 120 basis points sequentially to 90.3% and 89.2%, respectively, as of September 30, 2009.  Our properties still provide one of our peer group’s lowest occupancy costs, which is attractive to retailers looking to renew profitable stores and for opportunistic expansion.
            Occupancy levels as of September 30, 2009 as compared to those at September 30, 2008 were primarily impacted by the closure of junior boxes in the associated center and community center portfolio that occurred subsequent to September 30, 2008.  Of the roughly 50 junior anchor and box locations that vacated as a result of the 2008 bankruptcies and store closures, we have 28 executed leases or letters of intent totaling nearly 800,000 square feet or approximately 35% of the vacated space.   The new leases represent 25 retailers from a very broad range of users.  For the stabilized mall portfolio, we continue to anticipate year-end occupancy to come in roughly 200 basis points lower than the prior year.

The following table summarizes certain information related to seven national retailers in our portfolio who announced during 2009 that they had filed for bankruptcy protection.

	Locations	Square Feet	Annual Gross Rents
($ in millions)
Eddie Bauer	17	124,000	$4.9
Garfields	10	53,000	1.7
Ritz Camera	27	48,000	1.6
S&K Menswear	16	60,000	1.2
Strasburg Children	7	11,000	0.3
Finlay Enterprises	7	13,000	0.9
JDH Enterprises	8	28,000	0.5

While it is difficult to predict the level of bankruptcy we will experience going forward, we have been encouraged by the number of retailers reporting improving margins.  During the quarter we experienced limited new bankruptcy activity with two filings from Finlay Enterprises, which operates Carlyle and Bailey Banks & Biddle Jewelers, and JDH Enterprises, which operates Lim’s and Basix.  For the nine months ended September 30, 2009, our lost annual gross rents from store closures to-date is running less than one percent of annual revenues.

Leasing

During the third quarter of 2009 we signed a total of approximately 1.3 million square feet of leases including approximately 0.1 million square feet of development leases and approximately 1.2 million square feet of leases in our operating portfolio.  The 1.2 million square feet in our operating portfolio was comprised of approximately 0.5 million square feet of new leases and approximately 0.7 million square feet of renewal leases.  This compares with a total of approximately 1.9 million square feet of leases signed in the third quarter of 2008, including approximately 0.5 million square feet of development leases and approximately 1.4 million square feet of leases in our operating portfolio.  The 1.4 million square feet in the operating portfolio was comprised of approximately 0.3 million square feet of new leases and approximately 1.1 million square feet of renewal leases.

Average annual base rents per square foot were as follows for each property type:

	At September 30,
	2009	2008
Stabilized malls	$29.04	$29.00
Non-stabilized malls	26.04	25.10
Associated centers	11.74	11.67
Community centers	14.83	14.91
Office	19.11	17.53

            Results from new and renewal leasing of comparable small shop space during the three and nine months ended September 30, 2009 for spaces that were previously occupied are as follows:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
Quarter:
All Property Types (1)	558,877	$36.75	$30.99	-15.7%	$32.06	-12.8%
Stabilized malls	479,891	39.32	33.00	-16.1%	34.19	-13.0%
New leases	187,933	45.93	37.35	-18.7%	39.51	-14.0%
Renewal leases	291,958	35.07	30.20	-13.9%	30.77	-12.3%

Year to Date:
All Property Types (1)	1,671,754	38.51	33.56	-12.9%	34.54	-10.3%
Stabilized malls	1,483,090	40.71	35.45	-12.9%	36.50	-10.3%
New leases	441,562	44.66	38.92	-12.9%	41.47	-7.1%
Renewal leases	1,041,528	39.04	33.98	-13.0%	34.39	-11.9%

(1)           Includes stabilized malls, associated centers, community centers and other.
(2)           Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

For stabilized mall leasing in the third quarter, on a same space basis, rental rates were signed at an average decrease of 13.0% from the prior gross rent per square foot.  We are continuing to experience pressure on rental rates and anticipate that this will continue until we see improvements in sales trends.  We are generally signing the tougher deals for a shorter lease term, which affords us the opportunity to regain market rents when sales trends improve. During the third quarter, certain categories, including jewelry and shoe stores and sit-down restaurants, disproportionately pulled down rent spreads.  Together the negative rent spreads in these categories accounted for approximately 420 basis points of the decline in average rent spreads for stabilized malls.  While these gross rent levels were lower than we would have liked, we are building in upside potential in the leases through higher percentage rent components and lower sales breakpoints.

LIQUIDITY AND CAPITAL RESOURCES

In September 2009, we extended and modified our $525.0 million secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to the one-month, three-month, or six-month London Interbank Offered Rate (“LIBOR”) (at our option) plus 325 to 425 basis points, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  We paid aggregate fees of approximately $7.5 million, reflected in intangible lease assets and other assets in our condensed consolidated balance sheet as of September 30, 2009, in connection with the extension and modification of the credit facility and are required to pay an annual fee of 35 basis points, to be paid quarterly, based upon any unused commitment.  We will pay a one-time extension fee of 35 basis points should we exercise our option to extend the maturity date to February 2013.  There were no significant changes to the facility’s debt covenants.

On November 2, 2009, we closed on the extension and modification of our $560.0 million unsecured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at our election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The conversion of the unsecured facility to a secured facility will take place as we use availability under the facility to retire several non-recourse, property-specific CMBS mortgages that mature in 2009, 2010 and 2011. We intend to retire these mortgages at the earliest dates on which they may be prepaid at par or their scheduled maturity dates in order to avoid any prepayment fees. The real estate assets securing these mortgages will then be pledged as collateral to secure the facility.  Certain assets were pledged as collateral as of the closing.

The interest rate on the $560.0 million new secured facility was modified to bear interest at an annual rate equal to one-month, three-month or six-month LIBOR (at our option) with LIBOR subject to a minimum of 1.50% plus a spread that increases over the facility’s term, commencing with a margin of 0.75% to 1.20%, based on our leverage ratio, through August 2010, a margin of 1.45% to 1.90% through August 2011 and increasing thereafter to 3.25% to 4.25% until April 2014.  Additionally, we must pay an annual fee of 0.35%, to be paid quarterly, based upon any unused commitment of the credit facility and will pay a one-time fee of 1.067% of the total capacity of the facility should we exercise our option to extend the maturity date to April 2014.  There were no significant changes to the facility’s debt covenants.

During the second quarter of 2009, we closed two 10-year, non-recourse loans including a $33.6 million loan secured by Honey Creek Mall in Terre Haute, IN and a $57.8 million loan secured by Volusia Mall in Daytona Beach, FL.  The loans are with the existing institutional lender and have an interest rate of 8.0%.  These loans replaced an existing $30.1 million loan secured by Honey Creek Mall and a $51.2 million loan secured by Volusia Mall.  We used the approximately $10.1 million of excess proceeds, plus cash on hand, to pay off the $30.2 million loan secured by Bonita Lakes Mall in Meridian, MS held by the same institutional lender.

Of the remaining $68.1 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during 2009, we have extensions of $15.6 million available at our option that we intend to exercise, leaving one non-recourse loan of $52.5 million that we intend to retire with borrowings from our $560.0 million new secured credit facility. We will pledge the related property as collateral to the $560.0 million facility.  Of the $1,141.5 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during 2010, we have extensions of $568.1 million available at our option that we intend to exercise, leaving $573.4 million representing 13 operating property loans and two secured lines of credit.  We paid off the two secured facilities on November 2, 2009, upon closing of the extension and modification of the $560.0 million new secured facility and intend to pay off several of the operating property loans with remaining availability, at which time the properties supporting these loans will be pledged as collateral pool to secure the credit facility.  The Company also intends to refinance certain of the maturing operating property loans.

In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock for $6.00 per share. We used the net proceeds of $381.6 million to repay outstanding borrowings under our credit facilities.

During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income.  We paid a second quarter cash dividend of $0.11 per share on July 15, 2009.  On September 1, 2009, we announced a third quarter dividend of $0.05 per share to be paid in cash on October 15, 2009.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.  This policy, combined with the previous reduction in our fourth quarter 2008 dividend and paying a portion of our first quarter 2009 dividend in common stock and common units, is expected to generate cash savings of approximately $160.0 million.

We believe that the combination of the financing activities described above, the completion of the common stock offering, the cash flows generated from our operations, our reduced dividend, our equity and debt sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs. In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize a maximized value for the assets.

Cash Flows From Operations

There was $63.5 million of unrestricted cash and cash equivalents as of September 30, 2009, an increase of $12.3 million from December 31, 2008.  Cash provided by operating activities during the nine months ended September 30, 2009, decreased $16.3 million to $297.8 million from $314.1 million during the nine months ended September 30, 2008. The decrease was primarily attributable to declines in revenues due to lower occupancy, interest and other income and income from discontinued operations, partially offset by lower operating, interest and general and administrative expenses.  Included in the prior year amount of cash provided by operating activities was the receipt of a one-time fee of $8.0 million from affiliates of Centro.

Debt

The $560.0 million new secured credit facility and the $525.0 million secured credit facility contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  As of September 30, 2009, we are in compliance with our debt covenants.  Our debt to gross asset value at September 30, 2009 was 55%, well under the required maximum of 65%.  Our interest coverage ratio was 2.32 compared to the required minimum of 1.75 and our debt service coverage ratio was 1.88 compared to the required minimum of 1.50.  We have also performed stress tests on our covenant calculations assuming changes in cap rate assumptions and interest rates that would negatively impact our calculation results.  Based on the results of these tests, we believe that we currently have adequate capacity to continue meeting the requirements of our debt covenants.

The agreements to these credit facilities contain default provisions customary for transactions of their nature (with applicable customary grace periods), and also contain cross-default provisions in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which this agreement references cross-default provisions may be accelerated and the lenders’ commitments may be terminated.

The agreements to our $560.0 million new secured line of credit, our $525.0 million secured line of credit and our unsecured term facilities with balances of $209.5 million and $228.0 million as of September 30, 2009, each with the same lender, and the agreements to our $20.0 million and $17.2 million secured lines of credit contain default provisions customary for transactions of this nature and also contain cross-default provisions.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.9 years at September 30, 2009 and December 31, 2008. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.3 years and 4.6 years at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009 and December 31, 2008, our pro rata share of consolidated and unconsolidated variable-rate debt represented 21.6% and 24.6%, respectively, of our total pro rata share of debt. As of September 30, 2009, our share of consolidated and unconsolidated variable-rate debt represented 16.1% of our total market capitalization (see Equity below) as compared to 21.2% as of December 31, 2008.

        The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
September 30, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,959,656	$(23,370)	$405,597	$4,341,883	6.18%
Recourse loans on operating properties (2)	161,606	-	-	161,606	5.71%
Secured line of credit (3)	400,000	-	-	400,000	4.45%
Total fixed-rate debt	4,521,262	(23,370)	405,597	4,903,489	5.84%
Variable-rate debt:
Recourse loans on operating properties	283,138	(928)	46,358	328,568	1.64%
Construction loans	110,617	-	123,852	234,469	2.79%
Land loans	-	-	23,501	23,501	2.35%
Unsecured line of credit	200,000	-	-	200,000	1.17%
Secured lines of credit	126,050	-	-	126,050	3.81%
Unsecured term facilities	437,494	-	-	437,494	1.61%
Total variable-rate debt	1,157,299	(928)	193,711	1,350,082	1.91%
Total	$5,678,561	$(24,298)	$599,308	$6,253,571	4.99%

	Consolidated	Minority Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,046,653	$(23,648)	$418,761	$4,441,766	5.95%
Recourse loans on operating properties (2)	161,694	-	-	161,694	5.71%
Secured line of credit (3)	400,000	-	-	400,000	4.45%
Total fixed-rate debt	4,608,347	(23,648)	418,761	5,003,460	5.96%
Variable-rate debt:
Recourse loans on operating properties	262,946	(928)	46,346	308,364	2.52%
Construction loans	115,339	-	85,182	200,521	2.19%
Land loans	-	-	11,940	11,940	3.04%
Unsecured line of credit	522,500	-	-	522,500	1.92%
Secured lines of credit	149,050	-	-	149,050	1.45%
Unsecured term facilities	437,494	-	-	437,494	1.88%
Total variable-rate debt	1,487,329	(928)	143,468	1,629,869	2.02%
Total	$6,095,676	$(24,576)	$562,229	$6,633,329	4.99%

(1)	Weighted average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)	We have entered into interest rate swaps on notional amounts totaling $127,500 as of September 30, 2009 and December 31, 2008 related to two of our variable-rate loans on operating properties to effectively fix the interest rates on those loans. Therefore, these amounts are currently reflected in fixed-rate debt.
(3)	We have interest rate swaps on notional amounts totaling $400,000 as of September 30, 2009 and December 31, 2008 related to our largest secured credit facility to effectively fix the interest rate on that portion of the line of credit. Therefore, this amount is currently reflected in fixed-rate debt.

Unsecured Line of Credit

As of September 30, 2009, we had an unsecured line of credit with total capacity of $560.0 million bearing interest at LIBOR plus a margin of 0.75% to 1.20% based on our leverage ratio, as defined in the agreement to the facility. Additionally, we paid an annual fee of 0.1% of the amount of total capacity of the unsecured line of credit.  The line of credit was to mature in August 2009 and had two one-year extension options, at our election, for an outside maturity date of August 2011. At September 30, 2009, the outstanding borrowings of $200.0 million under the unsecured line of credit had a weighted average interest rate of 1.17%.

On November 2, 2009, we closed on an extension and modification of our $560.0 million unsecured credit facility.  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at our election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The conversion of the unsecured facility to a secured facility will take place as we use availability under the facility to retire several non-recourse, property-specific CMBS mortgages that mature in 2009, 2010 and 2011. We intend to retire these mortgages at the earliest dates on which they may be prepaid at par or their scheduled maturity dates in order to avoid any prepayment fees. The real estate assets securing these mortgages will then be pledged as collateral to secure the facility.  Certain assets were pledged as collateral as of the closing.

The modification also revised the interest rate on the $560.0 million new secured facility to bear interest at an annual rate equal to one-month, three-month or six-month LIBOR (at our option) with LIBOR subject to a minimum of 1.50% plus a spread that increases over the facility’s term, commencing with a margin of 0.75% to 1.20%, based on our leverage ratio, through August 2010, a margin of 1.45% to 1.90% through August 2011 and increasing thereafter to 3.25% to 4.25% until April 2014.  Additionally, we must pay an annual fee of 0.35%, to be paid quarterly, based upon any unused commitment of the credit facility and will pay a one-time fee of 1.067% of the total capacity of the facility should we exercise our option to extend the maturity date to April 2014.

Unsecured Term Facilities

We have an unsecured term facility with total capacity of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility.  At September 30, 2009, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 1.85%.  The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At September 30, 2009, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.35%.  We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

Secured Lines of Credit

In September 2009, we extended and modified our $525.0 million secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to the one-month, three-month, or six-month London Interbank Offered Rate (“LIBOR”) (at our option) plus 325 to 425 basis points, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  We paid aggregate fees of approximately $7.5 million, reflected in intangible lease assets and other assets in our condensed consolidated balance sheet as of September 30, 2009, in connection with the extension and modification of the credit facility and are required to pay an annual fee of 35 basis points, to be paid quarterly, based upon any unused commitment.  We will pay a one-time extension fee of 35 basis points should we exercise our option to extend the maturity date to February 2013.

         We have four secured lines of credit with total capacity of $667.2 million, of which $526.1 million was outstanding as of September 30, 2009. The secured lines of credit bear interest at LIBOR plus a margin ranging from 0.80% to 0.95%. Borrowings under the secured lines of credit had a weighted average interest rate of 4.14% at September 30, 2009, including the portion with a receive-variable/pay-fixed interest rate swap.

We also have secured and unsecured lines of credit with total capacity of $38.4 million that are used only to issue letters of credit. There was $17.6 million outstanding under these lines at September 30, 2009.

Interest Rate Hedging Instruments

In January 2009, we entered into a $129.0 million interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of our properties equal to the then-outstanding cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  We did not designate this cap as a hedge for GAAP accounting purposes and, thus, record any unrealized gain or loss on the cap as interest expense in our condensed consolidated statement of operations.  The interest rate cap had a nominal fair value as of September 30, 2009 and matures on July 12, 2010.

We have an $80.0 million interest rate cap agreement to hedge the risk of changes in cash flows on certain letter of credit-enhanced municipal bonds equal to the then-outstanding cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in the USD-SIFMA Municipal Swap Index above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 4.00%.  The interest rate cap had a nominal fair value as of September 30, 2009 and December 31, 2008 and matures on December 3, 2010.

We have a $40.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount.  This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt.  The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.175%.  The fair value of the swap was ($0.8) million as of September 30, 2009 and December 31, 2008 and matures on November 7, 2010.

We have an $87.5 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on the borrowings of one of our operating properties equal to the swap notional amount.  This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 5.85%. The fair value of the swap was $(2.9) million and $(3.8) million as of September 30, 2009 and December 31, 2008, respectively, and matures on September 23, 2010.

We have a $150.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount. This interest rate swap hedges the risk of changes in cash flows on our designated forecasted interest payments attributable to changes in 1-month LIBOR, the designated benchmark interest rate being hedged, thereby reducing exposure to variability in cash flows relating to interest payments on the variable-rate debt. The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.353%. The fair value of the swap was $(1.3) million and $(4.0) million as of September 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

We have a $250.0 million pay fixed/receive variable interest rate swap agreement to hedge the interest rate risk exposure on an amount of borrowings on our largest secured line of credit equal to the swap notional amount.  The interest rate swap effectively fixes the interest payments on the portion of debt principal corresponding to the swap notional amount at 4.505%.  The fair value of the swap was $(2.2) million and $(7.0) million as of September 30, 2009 and December 31, 2008, respectively, and matures on December 30, 2009.

Equity

In contemplation of the common stock offering described above, certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of Jacobs (collectively, the "Deferring Holders"), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the "Forbearance Agreement"), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37 million of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which we effectively amend our Certificate of Incorporation to increase our authorized share capital to include at least 217 million shares of common stock (the "Replenishment Date") or (B) December 31, 2009. The Deferring Holders also agreed to waive our obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date occurs.

If, following the deferral described above, the Deferring Holders were to exercise their exchange rights before we had available a sufficient number of authorized shares of our common stock to deliver in satisfaction of such exchange rights, we would be compelled to satisfy such rights with cash payments to the extent we did not have sufficient shares of common stock available. As a result of entering into the Forbearance Agreement, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that are in excess of the current authorized number of shares of common stock has been reclassified to redeemable noncontrolling interests as of September 30, 2009.

On October 7, 2009, we reconvened our special meeting of stockholders, previously convened on September 21, 2009, during which stockholder approval was obtained to amend the Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 180,000,000 shares to 350,000,000 shares.  As such, subsequent to September 30, 2009, the Forbearance Agreement of the Deferring Holders expired in accordance with its terms and the units subject to that agreement will be reclassified to noncontrolling interests in the fourth quarter of 2009.

During the nine months ended September 30, 2009, we received $381.6 million in net proceeds from our common stock offering described above and $0.3 million in proceeds from our dividend reinvestment plan. In addition, we paid dividends of $65.9 million to holders of our common stock and our preferred stock, as well as $54.5 million in distributions to the noncontrolling investors in our Operating Partnership and other consolidated subsidiaries.

As a publicly traded company, we have access to capital through both the public equity and debt markets. We currently have a shelf registration statement on file with the Securities and Exchange Commission authorizing us to publicly issue senior and/or subordinated debt securities, shares of preferred stock (or depositary shares representing fractional interests therein), shares of common stock, warrants or rights to purchase any of the foregoing securities, and units consisting of two or more of these classes or series of securities.  There is no limit to the offering price or number of securities that we may issue under this shelf registration statement.

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio is higher as of September 30, 2009 due to a decline in the market price of our common stock.  Our bank covenants are based on gross asset values and are, therefore, not subject to market fluctuations in our stock price.  Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at September 30, 2009 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	189,825	$9.70	$1,841,303
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			2,131,303
Company’s share of total debt			6,253,571
Total market capitalization			$8,384,874
Debt-to-total-market capitalization ratio			74.6%

(1)
Stock price for common stock and operating partnership units equals the closing price of the common stock on September 30, 2009. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

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

The following tables summarize our development projects as of September 30, 2009 (dollars in thousands):

Properties Opened During the Nine Months Ended September 30, 2009

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Date Opened	Initial Yield(a)
Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$8,037	Spring-09	5.3%
Oak Park Mall - Barnes & Noble (b)	Kansas City, KS	34,000	9,619	11,493	Spring-09	7.9%

Redevelopments:
West County Center - Barnes & Noble and restaurant village	St. Louis, MO	90,620	34,149	26,612	Spring-09	9.9%

Community/Open-Air Centers:
Hammock Landing (Phase I and Phase 1A) (c)	West Melbourne, FL	470,042	36,757	37,624	Spring-09/Fall-10	7.9	% *
Summit Fair (d)	Lee's Summit, MO	483,172	22,000	22,000	Summer-09/Summer-10	9.0%
		1,117,834	$114,209	$105,766

Properties Under Development at September 30, 2009
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Opening Date	Initial Yield(a)
Community/Open-Air Centers:
Settlers Ridge (Phase I) (b)	Robinson Township, PA	401,022	$109,111	$83,543	Fall-09	6.0	% *
The Pavilion at Port Orange (Phase I and Phase 1A) (c)	Port Orange, FL	483,942	66,870	96,171	Fall-09/ Summer-10	7.8	% *
The Promenade (e)	D'Iberville, MS	651,262	82,568	71,609	Fall-09	7.6%
		1,536,226	$258,549	$251,323

(a)	Pro forma initial yields represented here may be lower than actual initial returns as they are reduced for management and development fees.
(b)	Costs to date may be gross of applicable reimbursements.
(c)	50/50 Joint Venture. Costs to date may be gross of applicable reimbursements.
(d)	CBL's interest represents cost of the land underlying the project for which they will receive ground rent and a percentage of the operating cash flows.
(e)	The Promenade is an 85/15 Joint Venture. Amounts shown are 100% of total costs and cost to date as CBL has funded the majority of all costs to date. Costs to date may be gross of applicable reimbursements.

*	Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

We have three major development projects currently under construction that are scheduled to open this year.  There is no additional capital currently required for these projects as all equity has been funded.  Construction loans are in place for the remaining development costs.  We have taken measures to limit our initial exposure on these projects by phasing the small shop portions or converting sections of the small shop portions to junior anchor spaces.  Beyond the current slate of construction projects, we are not pursuing any additional new developments.

On October 11, 2009, we celebrated the grand opening of The Promenade in D’Iberville, MS, part of the Gulfport/Biloxi trade area.  The center opened more than 96% leased or committed for the first phase with Target, Marshall’s, ULTA, Dick’s Sporting Goods.  All of the stores have been trending well above their plan.

We also recently opened the first phase of Settlers Ridge in Pittsburgh, PA more than 94% leased or committed.  Cinemark Theater, PF Chang’s and REI, as well as a number of specialty stores have opened to a very strong reception from the market.  The 150,000-square-foot Giant Eagle Market District opened on November 6, 2009, and later this month LA Fitness will open to the public.

These projects have garnered a very strong response from the retail community and we are pleased to open both with leased and committed rates in the mid-nineties.  The positive reception of the projects is indicative of the positioning of the centers in their respective markets.

In December, Hollywood Theater will celebrate its grand opening at The Pavilion at Port Orange.  The remainder of the center will open in spring 2010.  That project is also well leased or committed, currently at over 92%.

We celebrated the grand opening of the first phase of Hammock Landing, a community center in West Melbourne, FL, on April 1.  The project opened approximately 80% leased or committed with Kohl’s, Marshall’s, Michaels, PETCO and various small shops.  The center is off to an excellent start in terms of sales and reception from the community.  Target, ULTA and additional shops opened in July.

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

We have entered into a number of option agreements for the development of future open-air centers, lifestyle centers and community centers. Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2009.

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

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million.  The total amount outstanding at September 30, 2009 on the loans was $64.3 million of which we have guaranteed $17.4 million.  We have recorded an obligation of $0.3 million in our condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008 to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $55.0 million.  West Melbourne recently completed the development of Hammock Landing, an open-air shopping center in West Melbourne, FL.  The total amount outstanding at September 30, 2009 on the loan was $47.0 million. The guaranty will terminate upon repayment of the debt.  The loan matures in August 2010, and has three one-year extension options, which are at our election, for an outside maturity date of August 2013.  We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.
We have guaranteed 100% of the construction and land loans of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $120.3 million.  Port Orange is currently developing The Pavilion at Port Orange, an open-air shopping center in Port Orange, FL. The total amount outstanding at September 30, 2009 on the loan was $71.4 million. The guaranty will terminate upon repayment of debt.  The loan matures in June 2011, and has two one-year extension options, which are at our election, for an outside maturity date of June 2013.  We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 to reflect the estimated fair value of this guaranty.

We have guaranteed the performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty terminates on December 31, 2020.  The maximum guaranteed obligation was $19.6 million as of September 30, 2009.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Our guarantees and the related accounting are more fully described in Note 10 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Current Report on Form 8-K dated July 27, 2009.  The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations.  No impairments were incurred during the nine months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted new accounting guidance related to fair value measurements of nonfinancial assets and liabilities.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements.  See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Effective January 1, 2009, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements.  See Noncontrolling Interests in Note 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information regarding the adoption of this guidance, which did have an impact on our condensed consolidated financial statements.

        Effective January 1, 2009, we adopted new accounting guidance related to disclosures about derivative instruments and hedging activities.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements, but did require additional disclosures regarding the Company’s hedging activities.  See Interest Rate Hedge Instruments in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Effective January 1, 2009, we adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  The adoption did not have a material impact on our earnings per share.  See Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Effective January 1, 2009, we adopted new accounting guidance related to business combinations that changes certain aspects of current business combination accounting for business combinations entered into subsequent to December 31, 2008.  The guidance requires, among other things, that entities generally recognize 100 percent of the fair values of assets acquired, liabilities assumed and noncontrolling interests in acquisitions of less than a 100 percent controlling interest when the acquisition constitutes a change in control of the acquired entity. Shares issued as consideration for a business combination are to be measured at fair value on the acquisition date and contingent consideration arrangements are to be recognized at their fair values on the date of acquisition, with subsequent changes in fair value generally reflected in earnings.  Pre-acquisition gain and loss contingencies generally are to be recognized at their fair values on the acquisition date and any acquisition-related transaction costs are to be expensed as incurred.  We will apply the provisions of this guidance to future business combinations.

Effective January 1, 2009, we adopted new accounting guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The new accounting guidance amends previous guidance regarding accounting for pre-acquisition contingencies to more closely resemble the guidance originally issued for business combinations.  According to the new guidance, an acquirer is required to recognize assets or liabilities arising from contingencies at fair value if fair value can be reasonably estimated.  Otherwise, the asset or liability would generally be recognized in accordance with guidance related to accounting for contingencies.  The provisions of the new accounting guidance are prospectively applied to business combinations completed subsequent to December 31, 2008.  We will apply the provisions of this guidance to future business combinations.

Effective April 1, 2009, we adopted new accounting guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and regarding identifying transactions that are not orderly.  The new accounting guidance provides additional clarification on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly.  The adoption did not have an impact on our condensed consolidated financial statements.

Effective April 1, 2009, we adopted new accounting guidance related to recognition and presentation of other-than-temporary impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements.  The new accounting guidance does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities.  The adoption did not have an impact on our condensed consolidated financial statements, but did require additional disclosures regarding our other-than-temporary impairments.  See Notes 3 and 4 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Effective April 1, 2009, we adopted new accounting guidance related to interim disclosures about fair value of financial instruments that amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption did not have an impact on our condensed consolidated financial statements, but did require additional disclosures regarding the fair value of our financial instruments.  See Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

Effective April 1, 2009, we adopted new accounting guidance related to subsequent events that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the issuance of the financial statements.  The guidance requires entities to disclose the date through which an entity has evaluated subsequent events, which for public companies, shall be the date the financial statements are issued.  The adoption did not have an impact on our condensed consolidated financial statements.

Effective July 1, 2009, we adopted the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification did not result in changes to current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one area.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  Subsequent to the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Rather, it is issuing Accounting Standard Updates (“ASUs”), which are to serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The adoption of the Codification did not have an impact on our condensed consolidated financial statements.

Accounting Pronouncements Not Yet Effective

In June 2009, the FASB issued new accounting guidance regarding accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures.  The new accounting guidance is effective for fiscal years beginning after November 15, 2009.  We are currently assessing the potential impact, if any, of the adoption of this guidance on our condensed consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  We are currently assessing the potential impact of the adoption of this guidance on our condensed consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”).  ASU 2009-05 provides clarification on measuring the fair value of a liability.  In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (i) a valuation technique that uses quoted prices for identical or similar liabilities or (ii) another valuation technique, such as present value calculations or a technique based on the amount paid or received by the reporting entity to transfer an identical liability.  ASU 2009-05 is effective for interim periods beginning after its issuance.  We are currently assessing the potential impact, if any, of the adoption of this guidance on our condensed consolidated financial statements.

Impact of Inflation

Due to the economic crisis that arose primarily in the fourth quarter of 2008 when the credit and equity investment markets experienced dramatic declines, consumers have experienced significant decreases in the prices of their equity securities investments, certain savings accounts linked to securities markets and housing values. Decreased spending due to low consumer confidence has left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay-offs of employees. The result has been one of the highest unemployment rates in recent history.  During this deflationary-type period, generally prices of consumer goods have decreased in an effort to spur consumer spending as one method to assist in the turnaround of the current recession-level conditions. Consumers are wary of their purchases, especially those that are discretionary in nature, and are seeking lower-cost alternatives when buying both discretionary and necessary goods.  This has left many businesses with no alternative but to decrease prices on goods and services simply to stay in business.

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

FFO of the Operating Partnership decreased 1.6% to $94.2 million for the three months ended September 30, 2009 from $95.8 million for the same period in 2008.  FFO for the quarter ended September 30, 2009 was reduced by a non-cash impairment charge of $1.1 million related to the proposed sale of our 60.0% interest in Plaza Macaé, located in Macaé, Brazil.  FFO for the quarter ended September 30, 2008 included $8.0 million of one-time fee income collected from affiliates of Centro, partially offset by a $5.8 million write-down of marketable securities.

FFO of the Operating Partnership decreased 1.5% for the nine months ended September 30, 2009 to $279.0 million compared to $283.1 million for the same period in 2008.  FFO for the nine months ended September 30, 2009 was reduced by non-cash impairment charges of $1.1 million related to the proposed sale of our interest in Plaza Macaé and $7.7 million related to our investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China.  FFO for the nine months ended September 30, 2008 included $8.0 million of one-time fee income collected from affiliates of Centro, partially offset by a $5.8 million write-down of marketable securities.

The reconciliation of FFO to net income available to common shareholders is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income available to common shareholders	$11,134	$3,985	$20,983	$19,823
Noncontrolling interest in earnings of operating partnership	4,758	3,068	11,173	15,195
Depreciation and amortization expense of:
Consolidated properties	71,261	81,962	225,365	230,106
Unconsolidated affiliates	7,428	7,741	22,492	21,112
Discontinued operations	-	-	-	892
Non-real estate assets	(241)	(268)	(731)	(770)
Noncontrolling investors' share of depreciation and amortization	(120)	(292)	(385)	(943)
(Gain) loss on discontinued operations	(10)	(676)	62	(3,788)
Income tax provision on disposal of discontinued operations	-	256	-	1,439
Funds from operations of the operating partnership	94,210	95,776	278,959	283,066
Percentage allocable to Company shareholders (1)	72.63%	57.76%	65.25%	57.75%
Funds from operations allocable to Company shareholders	$68,425	$55,320	$182,021	$163,471

(1)     Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risk exposures, including interest rate risk and foreign exchange rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest and foreign exchange rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 5 of the Notes to Condensed Consolidated Financial Statements for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2009, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $6.8 million and, after the effect of capitalized interest, annual earnings by approximately $6.2 million.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2009, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $88.2 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $90.4 million.

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

PART II - OTHER INFORMATION

ITEM 1:                    Legal Proceedings

      None

ITEM 1A.                 Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, by providing information that is current as of September 30, 2009:

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

Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock or preferred shares, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our recent common stock offering or the perception that such sales could occur.  Additionally, future sales or issuances of substantial amounts of our common stock may be at prices below the $6.00 per share offering price applicable to our recent common stock offering and may adversely impact the market price of our common stock.

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

Increased inflation could have a pronounced negative impact on our mortgage and debt interest and general and administrative expenses, as these costs could increase at a rate higher than our rents.  Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending which could impact our tenants' sales and, in turn, our percentage rents, where applicable.

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

At September 30, 2009, our total share of consolidated and unconsolidated debt outstanding was approximately $6,253.6 million, which represents approximately 74.6% of our total market capitalization at that time.  Giving effect to all maturity extensions available at our option, as of September 30, 2009, the balance at maturity of our share of total consolidated and unconsolidated debt (after giving effect to amortization through maturity) was approximately $5,834.7 million, including $52.3 million, $566.7 million, $682.7 million, $1,410.6 million and $3,122.4 million currently scheduled to mature in 2009, 2010, 2011, 2012 and thereafter, respectively.  Our existing consolidated and unconsolidated debt obligations generally contain maturity extension options which are available to us only if we are in compliance with all of the terms of the related indebtedness and we pay an extension fee to the lender.  No assurance can be given that we will meet all of the conditions necessary to exercise any maturity extension option at the relevant time.

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

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 48.3% of our total revenues from all Properties for the nine months ended September 30, 2009 and currently include 43 malls, 20 associated centers, 8 community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 32.6% of our total revenues from all Properties for the nine months ended September 30, 2009 and currently include 27 malls and 4 associated centers and one community center. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. We will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for approximately 9.5%, 4.0%, 3.2%, 2.7% and 2.5%, respectively, of our total revenues for the nine months ended September 30, 2009. No other market accounted for more than 2.5% of our total revenues for the nine months ended September 30, 2009. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

Our Board of Directors has determined to reduce our annual common stock dividend to the minimum amount required for us to distribute approximately 100% of our taxable income for 2009.  We previously paid dividends during 2009 aggregating $0.85 per share of common stock.  On September 1, 2009, our Board of Directors declared a quarterly common stock dividend of $0.05 per share of common stock, which was paid entirely in cash on October 15, 2009 to holders of record of our common stock on September 30, 2009.

We currently expect that we will pay one additional quarterly dividend for the remainder of 2009, and that this dividend will be paid entirely in cash.  However, depending upon our liquidity needs, we reserve the right to pay any or all of this dividend in a combination of cash and shares of common stock, in accordance with applicable revenue procedures of the IRS.  A recent IRS revenue procedure allows us to satisfy our 2009 REIT distribution requirement by distributing up to 90% of each 2009 common stock dividend in shares of our common stock in lieu of cash provided certain other criteria are met.  In the event that we pay a portion of our dividends in shares of our common stock pursuant to such procedure, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax.  If a U.S. stockholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in common stock.  In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

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

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

The ownership limit described above, as well as certain provisions in our amended and restated certificate of incorporation and bylaws, and certain provisions of Delaware law may hinder any attempt to acquire us.

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

•
Vote Required to Amend Bylaws – A vote of 66  2/3% of our outstanding voting stock (in addition to any separate approval that may be required by the holders of any particular class of stock) is necessary for stockholders to amend our bylaws.

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
(Authorized Officer and Principal Financial Officer)

Date: November 9, 2009

INDEX TO EXHIBITS
Exhibit Number	Description
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 8, 2009.
3.5	Amended and Restated Certificate of Incorporation of the Company, as amended through October 8, 2009.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.