Form 10-K
period 2009-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2010-02-22
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

 Commission File Number 1-12494

CBL & ASSOCIATES PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd, Suite 500 Chattanooga, TN (Address of principal executive office)	37421 (Zip Code)

Registrant’s telephone number, including area code:  423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.75% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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
Yes ☐    No ☒

The aggregate market value of the 131,481,016 shares of common stock held by non-affiliates of the registrant as of June 30, 2009 was $708,682,676, based on the closing price of $5.39 per share on the New York Stock Exchange on June 30, 2009. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

As of February 15, 2010, 137,893,850 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cautionary Statement Regarding to Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K may be deemed “forward looking statements” within the meaning of the federal securities laws.  In many cases, these forward looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.

Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, forward-looking statements are not guarantees of future performance or results and we can give no assurance that these expectations will be attained.  It is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of known and unknown risks and uncertainties. In addition to the risk factors discussed in Part I, Item 1A. of this report, such known risks and uncertainties include, without limitation:

•	general industry, economic and business conditions;
•	interest rate fluctuations, costs and availability of capital and capital requirements;
•	costs and availability of real estate;
•	inability to consummate acquisition opportunities;
•	competition from other companies and retail formats;
•	changes in retail rental rates in our markets;
•	shifts in customer demands;
•	tenant bankruptcies or store closings;
•	changes in vacancy rates at our properties;
•	changes in operating expenses;
•	changes in applicable laws, rules and regulations; and
•	the ability to obtain suitable equity and/or debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business.

This list of risks and uncertainties is only a summary and is not intended to be exhaustive.  We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Part I

ITEM 1.          BUSINESS

Background

CBL & Associates Properties, Inc. (“CBL”) was organized on July 13, 1993, as a Delaware corporation, to acquire substantially all of the real estate properties owned by CBL & Associates, Inc., and its affiliates (“CBL’s Predecessor”), which was formed by Charles B. Lebovitz in 1978.  On November 3, 1993, CBL completed an initial public offering (the “Offering”). Simultaneous with the completion of the Offering, CBL’s Predecessor transferred substantially all of its interests in its real estate properties to CBL & Associates Limited Partnership (the “Operating Partnership”) in exchange for common units of limited partner interest in the Operating Partnership. The interests in the Operating Partnership contain certain conversion rights that are more fully described in Note 8 to the consolidated financial statements. The terms “we”, “us”, “our” and the “Company” refer to CBL and its subsidiaries.

The Company’s Business

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”). We own, develop, acquire, lease, manage, and operate regional shopping malls, open-air centers, community centers and office properties. Our properties are located in 27 states, but are primarily in the southeastern and midwestern United States. We have elected to be taxed as a REIT for federal income tax purposes.

We conduct substantially all of our business through the Operating Partnership. We are the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. CBL Holdings I, Inc. is the sole general partner of the Operating Partnership. At December 31, 2009, CBL Holdings I, Inc. owned a 1.0% general partner interest and CBL Holdings II, Inc. owned a 71.6% limited partner interest in the Operating Partnership, for a combined interest held by us of 72.6%.

As of December 31, 2009, we owned:

▪
interests in 84 regional malls/open-air centers (the “Malls”), 34 associated centers (the “Associated Centers”), 13 community centers (the “Community Centers”), one mixed-use center and 19 office buildings, including our corporate office (the “Office Buildings”);

▪	an interest in one community center that is currently under construction (the “Construction Property”), as well as options to acquire certain shopping center development sites; and

▪	mortgages on 13 properties, 12 that are secured by first mortgages and one that is secured by a wrap-around mortgage on the underlying real estate and related improvements (the “Mortgages”).

The Malls, Associated Centers, Community Centers, Office Buildings, Construction Property and Mortgages are collectively referred to as the “Properties” and individually as a “Property.”

We conduct our property management and development activities through CBL & Associates Management, Inc. (the “Management Company”) to comply with certain requirements of the Internal Revenue Code of 1986, as amended.  The Operating Partnership owns 100% of both the Management Company’s preferred stock and common stock.

The Management Company manages all but three of the Properties. Governor’s Square and Governor’s Plaza in Clarksville, TN and Kentucky Oaks Mall in Paducah, KY are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner, which receives a fee for its services. The managing general partner of each of these Properties controls the cash flow distributions, although our approval is required for certain major decisions.

Revenues are primarily derived from leases with retail tenants and generally include base minimum rents, percentage rents based on tenants’ sales volumes and reimbursements from tenants for expenditures related to real estate taxes, insurance, common area maintenance and other recoverable operating expenses, as well as certain capital expenditures. We also generate revenues from management, leasing and development fees, advertising, sponsorships, sales of peripheral land at the Properties and from sales of operating real estate assets when it is determined that we can realize a premium value for the assets. Proceeds from such sales are generally used to pay off related indebtedness or reduce borrowings on our credit facilities.

The following terms used in this Annual Report on Form 10-K will have the meanings described below:

▪	GLA – refers to gross leasable area of retail space in square feet, including anchors and mall tenants

▪	Anchor – refers to a department store or other large retail store

▪	Freestanding – property locations that are not attached to the primary complex of buildings that comprise the mall shopping center

▪	Outparcel – land used for freestanding developments, such as retail stores, banks and restaurants, which are generally on the periphery of the Properties

Significant Markets and Tenants

Top Five Markets

Our top five markets, based on percentage of total revenues, were as follows for the year ended December 31, 2009:

Market	Percentage of Total Revenues
St. Louis, MO	9.8%
Nashville, TN	4.1%
Kansas City (Overland Park), KS	3.1%
Madison, WI	2.8%
Chattanooga, TN	2.6%

Top 25 Tenants

Our top 25 tenants based on percentage of total revenues were as follows for the year ended December 31, 2009:

Tenant	Number of Stores	Square Feet	Percentage of Total Revenues
Limited Brands, LLC (1)	159	800,309	3.07%
Foot Locker, Inc.	181	685,554	2.51%
The Gap, Inc.	94	985,080	2.28%
Abercrombie & Fitch Co.	98	659,673	2.25%
AE Outfitters Retail Company	86	501,338	2.12%
Signet Group plc (2)	117	208,108	1.86%
Luxottica Group, S.P.A. (3)	149	324,529	1.56%
Genesco Inc. (4)	188	266,361	1.52%
Dick's Sporting Goods, Inc.	18	1,074,973	1.39%
Zale Corporation	135	137,831	1.36%
Express Fashions	49	404,982	1.33%
JC Penney Co. Inc. (5)	75	8,528,507	1.31%
Finish Line, Inc.	72	372,872	1.23%
New York & Company, Inc.	58	412,948	1.22%
Charlotte Russe Holding, Inc.	52	360,274	1.18%
Aeropostale, Inc.	76	260,117	1.01%
Pacific Sunwear of California	69	252,616	0.94%
The Buckle, Inc.	50	247,907	0.94%
Christopher & Banks, Inc.	87	297,010	0.90%
The Regis Corporation (6)	157	189,395	0.88%
Barnes & Noble, Inc.	23	700,553	0.87%
Charming Shoppes, Inc. (7)	51	290,878	0.86%
The Children's Place Retail Stores, Inc.	54	227,571	0.85%
Tween Brands, Inc. (8)	67	272,925	0.78%
Sun Capital Partners, Inc. (9)	55	684,929	0.78%
	2,220	19,147,240	35.00%

(1)	Limited Brands, LLC operates Victoria’s Secret and Bath & Body Works.
(2)	Signet Group plc operates Kay Jewelers, Marks & Morgan, JB Robinson, Shaw's Jewelers, Osterman's Jewelers, LeRoy's Jewelers, Jared Jewelers, Belden Jewelers and Rogers Jewelers.
(3)	Luxottica Group, S.P.A. operates Lenscrafters, Sunglass Hut and Pearl Vision.
(4)	Genesco Inc. operates Journey's, Jarman, Underground Station, Hat World, Lids, Hat Zone and Cap Factory stores.
(5)	JC Penney Co. Inc. owns 36 of these stores.
(6)	The Regis Corporation sold the Trade Secret line of salons in 2009, including 55 stores in our portfolio.
(7)	Charming Shoppes, Inc. operates Lane Bryant, Fashion Bug and Catherine’s.
(8)	Tween Brands, Inc. was purchased by The Dress Barn, Inc. in late 2009.
(9)	Sun Capital Partners, Inc. operates Anchor Blue, Fazoli's, Friendly's, Life Uniform, Shopko, Smokey Bones, Souper Salad and Limited Stores.

Growth Strategy

Our objective is to achieve growth in funds from operations by maximizing cash flows through a variety of methods as further discussed below.

Leasing, Management and Marketing

Our objective is to maximize cash flows from our existing Properties through:

▪	aggressive leasing that seeks to increase occupancy and facilitate an optimal merchandise mix,

▪	originating and renewing leases at higher base rents per square foot compared to the previous lease,

▪	merchandising, marketing, sponsorship and promotional activities and

▪	actively controlling operating costs and resulting tenant occupancy costs.

Redevelopments and Renovations

Redevelopments represent situations where we capitalize on opportunities to add incremental square footage or increase the productivity of previously occupied space through aesthetic upgrades, retenanting and/or changing the retail use of the space. Many times, redevelopments result from acquiring possession of anchor space and subdividing it into multiple spaces. During 2009, we completed a redevelopment at West County Center – Barnes & Noble and restaurant village, located in St. Louis, MO.  The 90,620 square feet redevelopment was completed during Spring 2009.  There are no redevelopments currently under construction or scheduled to be completed in 2010.

Renovations usually include renovating existing facades, uniform signage, new entrances and floor coverings, updating interior décor, resurfacing parking lots and improving the lighting of interiors and parking lots. Renovations can result in attracting new retailers, increased rental rates and occupancy levels and maintaining the Property’s market dominance.  We did not complete any renovations in 2009 and there are no renovations currently under construction or scheduled for completion in 2010.

Development of New Retail Properties and Expansions

In general, we seek development opportunities in middle-market trade areas that we believe are under-served by existing retail operations. These middle-markets must also have sufficient demographics to provide the opportunity to effectively maintain a competitive position.  The following presents the new developments we opened during 2009 and those under construction at December 31, 2009:

Property	Location	Total Project Square Feet	Opening Date
Completed in 2009:
Hammock Landing (Phases I and 1A)	West Melbourne, FL	470,042	Spring
Summit Fair	Lee's Summit, MO	483,172	Summer*
Settlers Ridge (Phase I)	Robinson Township, PA	401,022	Fall
The Promenade	D'Iberville, MS	651,262	Fall
		2,005,498

*  CBL's interest represents land underlying the project for which it receives ground rent.

Property	Location	Total Project Square Feet	Opening Date
Currently under construction:
The Pavilion at Port Orange (Phases I and 1A)	Port Orange, FL	483,942	Spring 2010

We can also generate additional revenues by expanding a Property through the addition of department stores, mall stores and large retail formats. An expansion also protects the Property’s competitive position within its market. The following presents the expansions that we completed during 2009:

Property	Location	Total Project Square Feet	Opening Date
Completed in 2009:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	Spring
Oak Park Mall - Barnes & Noble	Kansas City, KS	34,000	Spring
		74,000

There were no expansions under construction at December 31, 2009 or scheduled to be completed in 2010.

Our total investment in the new and expanded Properties opened in 2009 was $242.6 million and our total investment upon completion in the Property under construction as of December 31, 2009 is projected to be $66.9 million.

Acquisitions

We believe there is opportunity for growth through acquisitions of regional malls and other associated properties. We selectively acquire properties where we believe we can increase the value of the property through our development, leasing and management expertise.  While we did not acquire any properties during 2009, future acquisition activity will be undertaken as suitable opportunities arise.

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

Seasonality

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rent income in the fourth quarter. Additionally, the Malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of our fiscal year.

Recent Developments

Impairment Losses

During the course of our normal quarterly impairment review process for the fourth quarter of 2009, we determined that it was necessary to write down the depreciated book value of three shopping centers to their estimated fair values, resulting in a non-cash loss on impairment of real estate assets of $114.9 million for the year ended December 31, 2009.  The affected shopping centers included Hickory Hollow Mall in Nashville (Antioch), TN, Pemberton Square in Vicksburg, MS, and Towne Mall in Franklin, OH.  The revenues of these shopping centers combined accounted for approximately 1.0% of total consolidated revenues for the year ended December 31, 2009.

Hickory Hollow Mall has experienced declining income as a result of changes in the property-specific market conditions as well as increasing retail competition.  These declines were further exacerbated by the recent economic conditions.  We have formulated a repositioning plan to enhance and maximize the property’s financial results.  The plan contemplates incorporating non-retail uses at Hickory Hollow Mall and we are in the process of executing this plan.  However, as a result of the current estimate of projected future cash flows, we determined that a write-down of the depreciated book value from $107.4 million to an estimated fair value of $12.6 million was appropriate.  Currently, Hickory Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate recourse loan that had a balance of $31.6 million as of December 31, 2009.  We plan to continue to service the loan, which is self-liquidating, over the remaining eight-year term.

Pemberton Square and Towne Mall have also experienced declining property-specific market conditions.  We are exploring redevelopment plans that seek to maximize both properties’ cash flow positions.  However, due to uncertainty regarding the timing and approval of these potential redevelopment projects, we determined that it was appropriate to write down Pemberton Square's depreciated book value of $7.1 million to an estimated fair value of $1.4 million and Towne Mall's depreciated book value of $15.8 million to an estimated fair value of $1.4 million.  Pemberton Square and Towne Mall are currently unencumbered.

During the year ended December 31, 2009, we incurred losses on impairments of investments totaling $9.3 million.  In the first quarter of 2009, we recorded a non-cash charge of $7.7 million on our investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  During the third and fourth quarters of 2009, we also recorded impairment charges totaling $1.6 million related to our 60.0% interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment upon sale.  See “Dispositions” below for further information.

Dispositions

During 2009, we sold our interests in two Brazilian joint ventures for an aggregate sales price of $26.2 million and recognized losses of $1.6 million related to these sales, as follows:

In February 2009, we negotiated the exercise of our put option right to divest of our portion of the investment in a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., pursuant to the joint venture’s governing agreement.  Under the terms of the agreement, TENCO Realty S.A. (“TENCO”), our joint venture partner, agreed to pay us $2.0 million plus interest at a rate of 10%.  TENCO paid $0.3 million in March 2009 and $1.7 million in December 2009, plus applicable interest. There was no gain or loss on this sale.

In October 2009, we entered into an agreement for the sale of our 60% portion of the investment in a condominium partnership formed for the purpose of developing a new retail development in Macaé, Brazil for a gross sales price of $24.2 million, less brokerage commissions and other closing costs for a net sales price of $23.0 million.  During the third quarter of 2009, we recorded an impairment charge of $1.1 million due to the net loss projected at the time of closing on the sale.  The sale closed in December 2009.  We recognized an additional loss of $0.5 million on the sale at the time of closing.

In September 2008, we entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In February 2009, we negotiated a divestment agreement with our Macapa partners obligating us to fund an additional $0.6 million to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on our part to fund development costs, and to provide the other partners the option to purchase our interest in this partnership for an amount equal to our investment balance. As of December 31, 2009, we had incurred total funding of $1.2 million, including the $0.6 million of reimbursements noted above.

In December 2009, we entered into an agreement for the sale of our 60.0% interest with one of the condominium partnership’s investors for a gross sales price of $1.3 million, less closing costs for an estimated net sales price of $1.2 million.  The sale is expected to close in March 2010, subject to due diligence and customary closing conditions.

Financings

In November 2009, we closed on the extension and modification of our $560.0 million unsecured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at our election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The conversion of the unsecured facility to a secured facility will take place as we use availability under the facility to retire several non-recourse, property-specific CMBS mortgages that mature through 2011. The mortgages are to be retired at the earliest dates on which they may be prepaid at par or their scheduled maturity dates in order to avoid any prepayment fees. The unused availability under the facility may only be used to retire these mortgages, until such time as the facility becomes fully secured.  The real estate assets securing these mortgages will then be pledged as collateral to secure the facility.

The interest rate on the $560.0 million new secured facility was modified to bear interest at an annual rate equal to the one-month, three-month, or six-month London Interbank Offered Rate (“LIBOR”) (at our option) plus a spread that increases over the facility’s term, based on our leverage ratio, commencing with a margin of 0.75% to 1.20%, through August 2010, a margin of 1.45% to 1.90% through August 2011 and increasing thereafter to 3.25% to 4.25% until April 2014, with LIBOR subject to a minimum of 1.50% for periods commencing on or after January 1, 2010.  In connection with the extension and modification of the credit facility, we paid aggregate fees of approximately $6.7 million, reflected in intangible lease assets and other assets in our consolidated balance sheet as of December 31, 2009.  We are required to pay an annual fee of 0.35%, to be paid quarterly, based upon any unused commitment.  We will pay a one-time fee of 1.067% of the total capacity of the facility should we exercise our option to extend the maturity date to April 2014.  There were no significant changes to the facility’s debt covenants.

Certain assets were pledged as collateral as of the closing.  We paid off two secured facilities with capacities of $20.0 million and $17.2 million and pledged the properties previously securing those two facilities as collateral to the new secured credit facility.  In addition, we retired a $40.0 million recourse loan on Meridian Mall in Lansing, MI and pledged the property as collateral to the facility.

In December 2009, we retired a $52.3 million non-recourse loan on Eastgate Mall in Cincinnati, OH with borrowings from the $560.0 million secured credit facility and pledged the property as collateral to the facility.

In September 2009, we extended and modified our $525.0 million secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR (at our option) plus 3.25% to 4.25%, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  In connection with the extension and modification of the credit facility, we paid aggregate fees of approximately $7.5 million, reflected in intangible lease assets and other assets in our consolidated balance sheet as of December 31, 2009.  We are required to pay an annual fee of 0.35% , to be paid quarterly, based upon any unused commitment.  We will pay a one-time extension fee of 0.35%  should we exercise our option to extend the maturity date to February 2013.  There were no significant changes to the facility’s debt covenants.

In May 2009, we extended and modified our $105.0 million secured credit facility, of which First Tennessee Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from June 2010 to June 2011.  The interest rate on the facility was modified to bear interest at an annual rate equal to LIBOR plus 3.00%, with LIBOR subject to a minimum of 1.50%.

During the third quarter of 2009, we completed a loan extension on a variable-rate term loan of $11.6 million secured by CBL Center II in Chattanooga, TN.  The loan was extended for a period of two years from August 2009 to August 2011, with a modification of the interest rate from LIBOR plus a spread of 1.25% to LIBOR, subject to a minimum of 1.50%, plus a spread of 3.00%.

During the second quarter of 2009, we closed two, 10-year, non-recourse loans including a $33.6 million loan secured by Honey Creek Mall in Terre Haute, IN and a $57.8 million loan secured by Volusia Mall in Daytona Beach, FL, both of which are cross-collateralized.  The loans are with the existing institutional lender and have an interest rate of 8.0%.  These loans replaced an existing $30.0 million loan secured by Honey Creek Mall and a $51.1 million loan secured by Volusia Mall.  We used the $9.0 million of excess proceeds, plus cash on hand, to pay off the $30.0 million loan secured by Bonita Lakes Mall and Bonita Lakes Crossing in Meridian, MS held by the same institutional lender.  These two properties were then placed in the collateral pool securing our $525.0 million line of credit.

During the first quarter of 2009, we completed three loan extensions.  A variable-rate term loan of $17.3 million secured by Milford Marketplace in Milford, CT was extended for a period of three years from January 2009 to January 2012, with an additional one year extension available at our option.  A $38.2 million fixed-rate loan secured by Oak Hollow Mall was extended for a period of three years from February 2009 to February 2012, with a modification of the interest rate from 7.31% to 4.50%, and a 7.50% fixed-rate loan of $59.0 million secured by St. Clair Square in Fairview Heights, IL was extended for one year from April 2009 to April 2010.  Also during the first quarter, we closed a $74.1 million non-recourse loan secured by Cary Towne Center in Cary, NC, with a fixed interest rate of 8.50% that matures in March 2017.   The loan replaced an $81.8 million loan which had a fixed interest rate of 6.85% and was scheduled to mature in March 2009. The loan was refinanced with the existing institutional lender.

In addition to the above financing activity, we exercised extension options available on outstanding debt, at our election, to extend the maturity dates on certain maturing loans, with no other modifications to the loan terms.

Of the $1,073.7 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during 2010, excluding debt premiums, we have extensions of $540.0 million available at our option that we intend to exercise, leaving $533.7 million representing 14 operating property loans.  We intend to pay off selected operating property loans at maturity from the remaining availability on our $560.0 million credit facility, at which time the properties supporting these loans will be pledged to this facility.  At December 31, 2009, we had $222.6 million in availability on this line of credit.  The Company also intends to refinance certain of the maturing operating property loans.

Subsequent to December 31, 2009, we closed a $72.0 million non-recourse loan secured by St. Clair Square in Fairview Heights, IL.  The new five-year loan bears interest at a variable rate of LIBOR plus 400 basis points.  This loan replaced an existing $57.2 million loan, which was scheduled to mature in April 2010.  The excess proceeds from this refinancing were used to pay down our credit facilities.

Interest Rate Hedging Activity

In January 2009, we entered into a $129.0 million interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of our properties equal to the then-outstanding cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  We did not designate this cap as a hedge under generally accepted accounting principles (“GAAP”) and, thus, record any unrealized gain or loss on the cap as interest expense in our consolidated statement of operations.  The interest rate cap had a nominal fair value as of December 31, 2009 and matures on July 12, 2010.

Concurrent with the closing of the $72.0 million loan secured by St. Clair Square, as discussed above, we entered into a $72.0 million interest rate cap agreement (amortizing to $69.4 million) to hedge the risk of changes in cash flows on the loan equal to the amortizing cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.00%.  The cap matures in January 2012.

Equity

In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock for $6.00 per share. We used the net proceeds of $381.8 million to repay outstanding borrowings under our credit facilities.

In contemplation of the common stock offering described above, certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”) (collectively, the "Deferring Holders"), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the "Forbearance Agreement"), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37,000,000 of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which we effectively amended our Certificate of Incorporation to increase our authorized share capital to include at least 217,000,000 shares of common stock (the "Replenishment Date") or (B) December 31, 2009. The Deferring Holders also agreed to waive our obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date were to occur.

Under the terms of the Forbearance Agreement, if, following the deferral described above, the Deferring Holders had exercised their exchange rights before we had available a sufficient number of authorized shares of our common stock to deliver in satisfaction of such exchange rights, we would have been compelled to satisfy such rights with cash payments to the extent we did not have sufficient shares of common stock available. As a result of entering into the Forbearance Agreement, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that were in excess of the previous authorized number of shares of common stock were reclassified to redeemable noncontrolling interests.

On October 7, 2009, we reconvened our special meeting of stockholders, previously convened on September 21, 2009, during which stockholder approval was obtained to amend the Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 180,000,000 shares to 350,000,000 shares.  As such, the Forbearance Agreement of the Deferring Holders expired in accordance with its terms and the units subject to that agreement have been reclassified to noncontrolling interests as of December 31, 2009.

In April 2009, we paid the first quarter dividend of $0.37 per share on our common stock in a combination of cash and common stock.  We issued 4,754,355 shares of common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. We initially elected to treat the issuance of our common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented was adjusted proportionately to reflect the additional common stock issued.  In January 2010, new accounting guidance was issued that requires stock distributions such as the one we made in connection with our first quarter dividend be treated as a stock issuance.  The guidance is effective for interim and annual periods ending on or after December 15, 2009 and retrospective application is required.  Thus, all share and per share amounts that were previously adjusted to reflect the distribution as a stock dividend, have been revised to appropriately reflect the distribution as a stock issuance on the date of payment.

During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income.  We paid a second quarter cash dividend of $0.11 per share on July 15, 2009 and a third quarter cash dividend of $0.05 per share on October 15, 2009.  On December 2, 2009, we announced a fourth quarter cash dividend of $0.05 per share to be paid on January 15, 2010.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

Other

During the fourth quarter, we announced that our Board of Directors promoted Stephen D. Lebovitz to serve as our Chief Executive Officer effective January 1, 2010, in addition to his position as President.  Former Chairman and Chief Executive Officer, Charles B. Lebovitz, continues to serve as executive Chairman of the Board, maintaining an integral role in our ongoing operations and leadership.

We also announced the expansion of our executive management team with the promotions of Augustus N. Stephas to Executive Vice President and Chief Operating Officer, Farzana K. Mitchell to the role of Executive Vice President – Finance and Michael I. Lebovitz to the role of Executive Vice President – Development and Administration.

On February 11, 2010, Claude M. Ballard, a member of our Board of Directors, passed away.  Mr. Ballard served as Chairman of the Compensation Committee and a member of the Audit and Nominating/Corporate Governance Committees of the Board of Directors.  Mr. Ballard had served as a director since our initial public offering in 1993.

Financial Information About Segments

See Note 11 to the consolidated financial statements for information about our reportable segments.

Employees

CBL does not have any employees other than its statutory officers.  Our Management Company currently has 667 full-time and 302 part-time employees. None of our employees are represented by a union.

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

ITEM 1A.       RISK FACTORS

Set forth below are certain factors that may adversely affect our business, financial condition, results of operations and cash flows.  Any one or more of the following factors may cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. See “Cautionary Statement Regarding Forward-Looking Statements” contained herein on page 2.

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

•
Adverse changes in levels of consumer spending, consumer confidence and seasonal spending (especially during the holiday season when many retailers generate a disproportionate amount of their annual profits).

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

Substantially all of our total consolidated assets consist of investments in real properties.  Because real estate investments are relatively illiquid, our ability to quickly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited.  The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand for space, that are beyond our control.  We cannot predict whether we will be able to sell any property for the price or on the terms we set, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.  In addition, current economic and capital market conditions might make it more difficult for us to sell properties or might adversely affect the price we receive for properties that we do sell, as prospective buyers might experience increased costs of debt financing or other difficulties in obtaining debt financing.

Moreover, there are some limitations under federal income tax laws applicable to REITs that limit our ability to sell assets.  In addition, because our properties are generally mortgaged to secure our debts, we may not be able to obtain a release of a lien on a mortgaged property without the payment of the associated debt and/or a substantial prepayment penalty, which restricts our ability to dispose of a property, even though the sale might otherwise be desirable.  Furthermore, the number of prospective buyers interested in purchasing shopping centers is limited.  Therefore, if we want to sell one or more of our Properties, we may not be able to dispose of it in the desired time period and may receive less consideration than we originally invested in the Property.

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

We own partial interests in 23 malls, twelve associated centers, six community centers and eight office buildings. We manage all but three of these properties.  Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner.  The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

Where we serve as managing general partner (or equivalent) of the entities that own our Properties, we may have certain fiduciary responsibilities to the other owners of those entities. In certain cases, the approval or consent of the other owners is required before we may sell, finance, expand or make other significant changes in the operations of such Properties. To the extent such approvals or consents are required, we may experience difficulty in, or may be prevented from, implementing our plans with respect to expansion, development, financing or other similar transactions with respect to such Properties.

With respect to those Properties for which we do not serve as managing general partner (or equivalent), we do not have day-to-day operational control or control over certain major decisions, including leasing and the timing and amount of distributions, which could result in decisions by the managing entity that do not fully reflect our interests. This includes decisions relating to the requirements that we must satisfy in order to maintain our status as a REIT for tax purposes. However, decisions relating to sales, expansion and disposition of all or substantially all of the assets and financings are subject to approval by the Operating Partnership.

Bankruptcy of joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties.

In addition to the possible effects on our joint ventures of a bankruptcy filing by us, the bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant property or properties.  Under the bankruptcy laws, we would be precluded from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court.  At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take.  If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

We may incur significant costs related to compliance with environmental laws, which could have a material adverse effect on our results of operations, cash flows and the funds available to us to pay dividends.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of December 31, 2009, we have recorded in our financial statements a liability of $2.8 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Future terrorist attacks in the United States, and other acts of violence, including terrorism or war, might result in declining consumer confidence and spending, which could harm the demand for goods and services offered by our tenants and the values of our Properties, and might adversely affect an investment in our securities.  A decrease in retail demand could make it difficult for us to renew or re-lease our Properties at lease rates equal to or above historical rates and, to the extent our tenants are affected, could adversely affect their ability to continue to meet obligations under their existing leases.  Terrorist activities also could directly affect the value of our Properties through damage, destruction or loss.  Furthermore, terrorist acts might result in increased volatility in national and international financial markets, which could limit our access to capital or increase our cost of obtaining capital.

RISKS RELATED TO OUR BUSINESS AND THE MARKET FOR OUR STOCK

Declines in economic conditions, including increased volatility in the capital and credit markets, could adversely affect our business, results of operations and financial condition.

An economic recession can result in extreme volatility and disruption of our capital and credit markets.  The resulting economic environment may be affected by dramatic declines in the stock and housing markets, increases in foreclosures, unemployment and costs of living, as well as limited access to credit.  This economic situation can, and most often will, impact consumer spending levels, which can result in decreased revenues for our tenants and related decreases in the values of our Properties.  A sustained economic downward trend could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity, bankruptcy or other reasons.  Our ability to lease space and negotiate rents at advantageous rates could also be affected in this type of economic environment.  Additionally, access to capital and credit markets could be disrupted over an extended period, which may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature.  Any of these events could harm our business, results of operations and financial condition.

Our June 2009 common stock offering was dilutive, and there may be future dilution of our common stock.

After giving effect to the issuance of common stock in our June 2009 offering, the receipt of the net proceeds and the use of such proceeds as described above, the offering had a dilutive effect on our earnings per share and funds from operations per share for the year ended December 31, 2009.

Additionally, we are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock or preferred shares, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities in the future.  The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our recent common stock offering or the perception that such sales could occur.  Additionally, future sales or issuances of substantial amounts of our common stock may be at prices below the then-current market price of our common stock and may adversely impact the market price of our common stock.

The market price of our common stock or other securities may fluctuate significantly.

The market price of our common stock or other securities may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, cash flows or liquidity;

•	changes in our earnings estimates or those of analysts;

•	changes in our dividend policy;

•	impairment charges affecting the carrying value of one or more of our Properties or other assets;

•	publication of research reports about us, the retail industry or the real estate industry generally;

•	increases in market interest rates that lead purchasers of our securities to seek higher dividend or interest rate yields;

•	changes in market valuations of similar companies;

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

Competition could adversely affect the revenues generated by our Properties, resulting in a reduction in funds available for distribution to our stockholders.

There are numerous shopping facilities that compete with our Properties in attracting retailers to lease space. In addition, retailers at our Properties face competition for customers from:

•	discount shopping centers;

•	outlet malls;

•	wholesale clubs;

•	direct mail;

•	television shopping networks; and

•	shopping via the internet.

Each of these competitive factors could adversely affect the amount of rents and tenant reimbursements that we are able to collect from our tenants, thereby reducing our revenues and the funds available for distribution to our stockholders.

We compete with many commercial developers, real estate companies and major retailers for prime development locations and for tenants.  New regional malls or other retail shopping centers with more convenient locations or better rents may attract tenants or cause them to seek more favorable lease terms at, or prior to, renewal.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment.  If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.  Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved.  During the fourth quarter of 2009, we recorded a non-cash loss on impairment of real estate of $114.9 million related to three of our Properties.

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

We carry a comprehensive blanket policy for general liability, property casualty (including fire, earthquake and flood) and rental loss covering all of the Properties, with specifications and insured limits customarily carried for similar properties. However, even insured losses could result in a serious disruption to our business and delay our receipt of revenue.  Furthermore, there are some types of losses, including lease and other contract claims, as well as some types of environmental losses, that generally are not insured or are not economically insurable.  If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a Property, as well as the anticipated future revenues from the Property.  If this happens, we, or the applicable Property’s partnership, may still remain obligated for any mortgage debt or other financial obligations related to the Property.

The general liability and property casualty insurance policies on our Properties currently include coverage for losses resulting from acts of terrorism, whether foreign or domestic. While we believe that the Properties are adequately insured in accordance with industry standards, the cost of general liability and property casualty insurance policies that include coverage for acts of terrorism has risen significantly subsequent to September 11, 2001. The cost of coverage for acts of terrorism is currently mitigated by the Terrorism Risk Insurance Act (“TRIA”). If TRIA is not extended beyond its current expiration date of December 31, 2014, we may incur higher insurance costs and greater difficulty in obtaining insurance that covers terrorist-related damages. Our tenants may also experience similar difficulties.

The U.S. federal income tax treatment of corporate dividends may make our stock less attractive to investors, thereby lowering our stock price.

The maximum U.S. federal income tax rate for qualified dividends received by individual taxpayers has been reduced generally from 38.6% to 15.0% (currently effective from January 1, 2003 through December 31, 2010). However, dividends payable by REITs are generally not eligible for such treatment. Although this legislation did not have a directly adverse effect on the taxation of REITs or dividends paid by REITs, the more favorable treatment for certain non-REIT dividends could cause individual investors to consider investments in non-REIT corporations as more attractive relative to an investment in a REIT, which could have an adverse impact on the market price of our stock.

RISKS RELATED TO DEBT AND FINANCIAL MARKETS

A deterioration of the capital and credit markets could adversely affect our ability to access funds and the capital needed to refinance debt or obtain new debt.

We are significantly dependent upon external financing to fund the growth of our business and ensure that we meet our debt servicing requirements. Our access to financing depends on the willingness of lending institutions to grant credit to us and conditions in the capital markets in general.  An economic recession may cause extreme volatility and disruption in the capital and credit markets.  We rely upon our largest credit facilities as sources of funding for numerous transactions.   Our access to these funds is dependent upon the ability of each of the participants to the credit facilities to meet their funding commitments.  When markets are volatile, access to capital and credit markets could be disrupted over an extended period of time and many financial institutions may not have the available capital to meet their previous commitments.  The failure of one or more significant participants to our credit facilities to meet their funding commitments could have an adverse affect on our financial condition and results of operations.  This may make it difficult to obtain the financing we may need for future growth and/or to meet our debt service obligations as they mature.  Although we have successfully obtained debt for refinancings of our maturing debt, acquisitions and the construction of new developments in the past, we cannot make any assurances as to whether we will be able to obtain debt in the future, or that the financing options available to us will be on favorable or acceptable terms.

Our indebtedness is substantial and could impair our ability to obtain additional financing.

We received approximately $381.8 million in net proceeds from the sale of additional shares of our common stock in our June 2009 offering, after payment of the underwriting discount and other offering expenses.  These proceeds were used to reduce amounts outstanding under our current credit facilities.

At December 31, 2009, our total share of consolidated and unconsolidated debt outstanding was approximately $6,185.7 million, which represents approximately 74.4% of our total market capitalization at that time.  Our substantial leverage could have important consequences.  For example, it could:

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

Rising interest rates could both increase our borrowing costs, thereby adversely affecting our cash flows and the amounts available for distributions to our stockholders, and decrease our stock price, if investors seek higher yields through other investments.

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

As of December 31, 2009, our total share of consolidated and unconsolidated variable rate debt was $1,775.7 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our hedging arrangements might not be successful in limiting our risk exposure, and we might be required to incur expenses in connection with these arrangements or their termination that could harm our results of operations or financial condition.

From time to time, we use interest rate hedging arrangements to manage our exposure to interest rate volatility, but these arrangements might expose us to additional risks, such as requiring that we fund our contractual payment obligations under such arrangements in relatively large amounts or on short notice.  Developing an effective interest rate risk strategy is complex, and no strategy can completely insulate us from risks associated with interest rate fluctuations.  We cannot assure you that our hedging activities will have a positive impact on our results of operations or financial condition.  We might be subject to additional costs, such as transaction fees or breakage costs, if we terminate these arrangements.  In addition, although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty might fail to honor its obligations, particularly given current market conditions.

The covenants in our credit facilities might adversely affect us.

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of December 31, 2009, the Debt to Gross Asset Value ratio was 55% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.0% of our total revenues from all Properties for the year ended December 31, 2009 and currently include 44 malls, 20 associated centers, eight community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.3% of our total revenues from all Properties for the year ended December 31, 2009 and currently include 26 malls, four associated centers and one community center. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI and Chattanooga, TN metropolitan areas accounted for approximately 9.8%, 4.1%, 3.1%, 2.8% and 2.6%, respectively, of our total revenues for the year ended December 31, 2009. No other market accounted for more than 2.5% of our total revenues for the year ended December 31, 2009. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

Our Board of Directors determined to reduce our annual common stock dividend to the minimum amount required for us to distribute approximately 100% of our taxable income for 2009.  We paid dividends aggregating $0.90 per share of common stock during 2009.  We issued 4,754,355 shares of common stock for a portion of our dividend payment in 2009.  On December 2, 2009, our Board of Directors declared a quarterly common stock dividend of $0.05 per share of common stock, to be paid entirely in cash on January 15, 2010 to holders of record of our common stock on December 30, 2009.

Depending upon our liquidity needs, we reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, in accordance with applicable revenue procedures of the IRS.  In the event that we pay a portion of our dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax.  If a U.S. stockholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in common stock.  In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend on our earnings, taxable income, funds from operations, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred stock, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), Delaware law and such other factors as our Board of Directors deems relevant.  Any dividends payable will be determined by our Board of Directors based upon the circumstances at the time of declaration.  Any change in our dividend policy could have a material adverse effect on the market price of our common stock.

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

To maintain our status as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of a taxable year. Our certificate of incorporation generally prohibits ownership of more than 6% of the outstanding shares of our capital stock by any single stockholder determined by vote, value or number of shares (other than Charles Lebovitz, Executive Chairman of our board of directors and our former Chief Executive Officer, David Jacobs, Richard Jacobs and their affiliates under the Internal Revenue Code’s attribution rules). The affirmative vote of 66 2/3% of our outstanding voting stock is required to amend this provision.

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

To maintain our status as a REIT under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our taxable income after certain adjustments. However, to the extent that we do not distribute all of our net capital gains or distribute at least 90% but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates, as the case may be. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us during each calendar year are less than the sum of 85% of our ordinary income for such calendar year, 95% of our capital gain net income for the calendar year and any amount of such income that was not distributed in prior years. In the case of property acquisitions, including our initial formation, where individual Properties are contributed to our Operating Partnership for Operating Partnership units, we have assumed the tax basis and depreciation schedules of the entities’ contributing Properties. The relatively low tax basis of such contributed Properties may have the effect of increasing the cash amounts we are required to distribute as dividends, thereby potentially limiting the amount of cash we might otherwise have been able to retain for use in growing our business. This low tax basis may also have the effect of reducing or eliminating the portion of distributions made by us that are treated as a non-taxable return of capital.

Complying with REIT requirements might cause us to forego otherwise attractive opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must satisfy tests concerning, among other things, our sources of income, the nature of our assets, the amounts we distribute to our shareholders and the ownership of our stock.  We may also be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution.  Thus, compliance with REIT requirements may cause us to forego opportunities we would otherwise pursue.  In addition, the REIT provisions of the Internal Revenue Code impose a 100% tax on income from “prohibited transactions.”  “Prohibited transactions” generally include sales of assets that constitute inventory or other property held for sale in the ordinary course of business, other than foreclosure property.  This 100% tax could impact our desire to sell assets and other investments at otherwise opportune times if we believe such sales could be considered “prohibited transactions.”

Our holding company structure makes us dependent on distributions from the Operating Partnership.

Because we conduct our operations through the Operating Partnership, our ability to service our debt obligations and pay dividends to our shareholders is strictly dependent upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us.  Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership.  An inability to make cash distributions from the Operating Partnership could jeopardize our ability to maintain qualification as a REIT.

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

Malls

We own a controlling interest in 75 Malls (including large open-air centers) and non-controlling interests in nine Malls. The Malls are primarily located in middle markets and generally have strong competitive positions because they are the only, or the dominant, regional mall in their respective trade areas.

The Malls are generally anchored by two or more department stores and a wide variety of mall stores. Anchor tenants own or lease their stores and non-anchor stores (20,000 square feet or less) lease their locations. Additional freestanding stores and restaurants that either own or lease their stores are typically located along the perimeter of the Malls’ parking areas.

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center (of which financial results are classified in Malls), which opened in July 2008 (see “Mixed-Use Center” contained herein for information regarding this Property) are our only non-stabilized malls as of December 31, 2009.

We own the land underlying each Mall in fee simple interest, except for Walnut Square, WestGate Mall, St. Clair Square, Brookfield Square, Bonita Lakes Mall, Meridian Mall, Stroud Mall, Wausau Center, Chapel Hill Mall and Eastgate Mall. We lease all or a portion of the land at each of these Malls subject to long-term ground leases.

The following table sets forth certain information for each of the Malls as of December 31, 2009:

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Non-Stabilized Malls:
Alamance Crossing Burlington, NC	2007	N/A	100%	682,918	227,576	$190	74%	Belk, Barnes & Noble, Dillard's, JC Penney, Hobby Lobby
Stabilized Malls:
Arbor Place Atlanta (Douglasville), GA	1999	N/A	100%	1,176,454	378,368	$322	97%	Bed Bath & Beyond, Belk, Borders, Dillard's, JC Penney, Macy's, Old Navy, Sears
Asheville Mall Asheville, NC	1972/2000	2000	100%	974,399	270,888	316	94%	Barnes & Noble, Belk, Dillard's, Dillard's West, JC Penney, Old Navy, Sears
Bonita Lakes Mall (5) Meridian, MS	1997	N/A	100%	634,104	185,963	248	92%	Belk, Dillard's, JC Penney, Sears
Brookfield Square Brookfield, WI	1967/2001	2007	100%	1,089,758	292,471	363	100%	Barnes & Noble, Boston Store, JC Penney, Old Navy, Sears
Burnsville Center Burnsville, MN	1977/1998	N/A	100%	1,073,467	403,303	328	97%	Becker Furniture World, Dick's Sporting Goods, JC Penney, Macy's, Old Navy, Sears
Cary Towne Center Cary, NC	1979/2001	1993	100%	1,014,155	407,423	245	96%	Belk, Dillard's, JC Penney, Macy's, Sears
Chapel Hill Mall (6) (9) Akron, OH	1966/2004	1995	62.8%	863,406	278,072	256	94%	JC Penney, Macy's, Old Navy, Sears, SHOE DEPT. ENCORE
CherryVale Mall Rockford, IL	1973/2001	2007	100%	849,086	334,501	311	96%	Barnes & Noble, Bergner's, JC Penney, Macy's, Sears
Chesterfield Mall (9) Chesterfield, MO	1976/2007	2006	62.8%	1,287,349	478,088	288	85%	Borders, Dillard's, H&M, Macy's, Old Navy, Sears
Citadel Mall Charleston, SC	1981/2001	2000	100%	1,138,527	356,699	197	84%	Belk, Dillard's, JC Penney, Sears, Target
Coastal Grand-Myrtle Beach Myrtle Beach, SC	2004	2007	50%	1,093,246	425,814	295	98%	Bed Bath & Beyond, Belk, Books A Million, Dick's Sporting Goods, Dillard's, Old Navy, Sears, JC Penney
College Square Morristown, TN	1988	1999	100%	486,196	295,869	244	92%	Belk, JC Penney, Kohl's, Sears
Columbia Place Columbia, SC	1977/2001	N/A	100%	1,093,486	437,484	198	83%	Burlington Coat Factory, Macy's, Sears
CoolSprings Galleria Nashville, TN	1991	1994	100%	1,118,319	363,683	391	97%	Belk, Dillard's, JC Penney, Macy's, Sears
Cross Creek Mall Fayetteville, NC	1975/2003	2000	100%	1,048,571	253,639	507	100%	Belk, JC Penney, Macy's, Sears
East Towne Mall Madison, WI	1971/2001	2004	100%	830,315	271,691	315	94%	Barnes & Noble, Boston Store, Dick's Sporting Goods, Gordman's, JC Penney, Sears, Steinhafels
Eastgate Mall (7) Cincinnati, OH	1980/2003	1995	100%	921,304	274,446	281	87%	Dillard's, JC Penney, Kohl's, Sears
Eastland Mall Bloomington, IL	1967/2005	N/A	100%	768,862	203,316	312	90%	Bergner's, JC Penney, Kohl's, Macy's, Old Navy, Sears
Fashion Square Saginaw, MI	1972/2001	1993	100%	797,251	318,055	258	95%	JC Penney, Macy's, Sears
Fayette Mall Lexington, KY	1971/2001	1993	100%	1,214,135	366,061	456	100%	Dick's Sporting Goods, Dillard's, JC Penney, Macy's, Sears
Foothills Mall Maryville, TN	1983/1996	2004	95%	481,801	155,105	224	97%	Belk for Women, Belk for Men, Kids & Home, JC Penney, Sears, TJ Maxx
Friendly Shopping Center and The Shops at Friendly Greensboro, NC	1957/ 2006/ 2007	1996	50%	1,253,043	542,947	381	89%	Barnes & Noble, Belk, Macy's, Old Navy, Sears, Harris Teeter, REI
Frontier Mall Cheyenne, WY	1981	1997	100%	536,442	222,691	258	94%	Dillard's I, Dillard's II, Gart Sports, JC Penney, Sears

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Georgia Square Athens, GA	1981	N/A	100%	670,678	249,124	222	99%	Belk, JC Penney, Macy's, Sears
Governor's Square Clarksville, TN	1986	1999	47.5%	740,466	270,014	344	96%	Belk, Borders, Dillard's, JC Penney,Old Navy, Sears
Greenbrier Mall (9) Chesapeake, VA	1981/2004	2004	63%	898,416	315,684	314	81%	Dillard's, JC Penney, Macy's, Sears
Gulf Coast Town Center Ft. Myers, FL	2005	N/A	50%	1,228,360	312,280	250	87%	Babies R Us, Bass Pro Outdoor World, Belk, Best Buy, Borders, Golf Galaxy, JC Penney, Jo-Ann Fabrics, Marshall's, Petco, Ron Jon Surf Shop, Ross, Staples, Target
Hamilton Place Chattanooga, TN	1987	1998	90%	1,170,712	339,832	343	96%	Dillard's for Men Kids & Home, Dillard's for Women, JC Penney, Belk for Men Kids & Home, Belk for Women, Sears, Barnes & Noble
Hanes Mall Winston-Salem, NC	1975/2001	1990	100%	1,558,860	546,425	289	96%	Belk, Dillard's, JC Penney, Macy's, Old Navy, Sears
Harford Mall Bel Air, MD	1973/2003	2007	100%	505,372	181,196	356	99%	Macy's, Old Navy, Sears
Hickory Hollow Mall Nashville, TN	1978/1998	1991	100%	1,107,476	401,989	159	69%	Macy's, Sears, Electronic Express
Hickory Point Mall Decatur, IL	1977/2005	N/A	100%	818,102	191,186	216	85%	Bergner's, JC Penney, Kohl's, Old Navy, Sears, Von Maur
Honey Creek Mall Terre Haute, IN	1968/2004	1981	100%	675,786	184,271	324	98%	Elder-Beerman, JC Penney, Macy's, Sears
Imperial Valley Mall El Centro, CA	2005	N/A	60%	762,637	269,780	317	96%	Dillard's, JC Penney, Kohl's, Sears
Janesville Mall Janesville, WI	1973/1998	1998	100%	613,833	160,503	289	94%	Boston Store, JC Penney, Kohl's, Sears
Jefferson Mall Louisville, KY	1978/2001	1999	100%	990,452	248,930	328	92%	Dillard's, JC Penney, Macy's, Old Navy, Sears
Kentucky Oaks Mall Paducah, KY	1982/2001	1995	50%	1,134,973	353,775	292	84%	Best Buy, Dillard's, Elder-Beerman, JC Penney, Sears, Hobby Lobby, Office Max, Old Navy, Toys R Us, Shopko, Service Merchandise (11)
The Lakes Mall Muskegon, MI	2001	N/A	100%	590,578	188,672	262	93%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Sears, Younkers
Lakeshore Mall Sebring, FL	1992	1999	100%	489,030	141,202	206	86%	Beall's (8), Belk, JC Penney, Kmart, Sears
Laurel Park Place Livonia, MI	1989/2005	1994	70%	489,858	191,048	310	97%	Parisian, Von Maur
Layton Hills Mall Layton, UT	1980/2006	1998	100%	620,742	190,478	360	100%	JCPenney, Macy's, Mervyn's (vacant), Sports Authority
Madison Square Huntsville, AL	1984	1985	100%	929,993	296,559	250	85%	Belk, Dillard's, JC Penney, Sears
Mall del Norte Laredo, TX	1977/2004	1993	100%	1,209,675	403,055	451	98%	Beall Bros. (8), Dillard's, JC Penney, Joe Brand, Macy's, Macy's Home Store, Mervyn's (vacant), Sears
Mall of Acadiana (9) Lafayette, LA	1979/2005	2004	62.8%	994,162	301,899	392	100%	Dillard's, JCPenney, Macy's, Sears
Meridian Mall (10) Lansing, MI	1969/1998	2001	100%	972,748	358,914	252	83%	Bed Bath & Beyond, Dick's Sporting Goods, JC Penney, Macy's, Old Navy, Schuler Books, Younkers
MidRivers Mall St. Peters, MO (9)	1987/2007	1999	62.8%	1,089,190	296,690	304	94%	Borders, Dillard's, JC Penney, Macy's, Sears, Dick's Sporting Goods, Inc., Wehrenberg Theaters

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Midland Mall Midland, MI	1991/2001	N/A	100%	505,916	137,909	278	92%	Barnes & Noble, Elder-Beerman, JC Penney, Sears, Target
Monroeville Mall Pittsburgh, PA	1969/2004	2003	100%	1,143,716	420,170	272	91%	Boscov's, JC Penney, Macy's
Northpark Mall Joplin, MO	1972/2004	1996	100%	966,217	348,525	271	90%	JC Penney, Macy's, Macy's Home Store, Old Navy, Sears, Shopko (11), TJ Maxx
Northwoods Mall Charleston, SC	1972/2001	1995	100%	788,936	272,742	280	95%	Belk, Books A Million, Dillard's, JC Penney, Sears
Oak Hollow Mall High Point, NC	1995	N/A	75%	799,972	249,852	173	62%	Belk, Dillard's, JC Penney, Sears, Sears Call Center
Oak Park Mall Overland Park, KS	1974/2005	1998	100%	1,562,679	453,519	403	91%	Barnes & Noble, Dillard's North, Dillard's South, JC Penney, Macy's, Nordstrom, XXI Forever
Old Hickory Mall Jackson, TN	1967/2001	1994	100%	542,665	165,570	316	97%	Belk, JC Penney, Macy's, Sears
Panama City Mall Panama City, FL	1976/2002	1984	100%	605,153	222,964	211	95%	Dillard's, JC Penney, Sears
Park Plaza (9) Little Rock, AR	1988/2004	N/A	62.8%	562,432	237,067	432	97%	Dillard's I, Dillard's II, XXI Forever
Parkdale Mall Beaumont, TX	1972/2001	1986	100%	1,228,452	321,404	316	87%	Beall Bros. (8), Books A Million, Dillard's, Hadley's Furniture, JC Penney, Kaplan College, Macy's, Marshall's, Old Navy, Sears, XXI Forever
Parkway Place Mall Huntsville, AL	1957/1998	2002	50%	620,746	272,582	287	94%	Dillard's, Belk
Pemberton Square Vicksburg, MS	1985	1999	100%	351,444	133,641	137	58%	Belk, Dillard's, JC Penney
Plaza del Sol Del Rio, TX	1979	1996	50.6%	261,150	106,377	169	85%	Beall Bros. (8), JC Penney, Ross
Post Oak Mall College Station, TX	1982	1985	100%	775,000	317,902	300	91%	Beall Bros. (8), Dillard's, Dillard's South, JC Penney, Macy's, Sears
Randolph Mall Asheboro, NC	1982/2001	1989	100%	379,097	143,904	223	95%	Belk, Books A Million, Dillard's, JC Penney, Sears
Regency Mall Racine, WI	1981/2001	1999	100%	815,672	210,257	232	91%	Boston Store, JC Penney, Sears, Target, Flooring Super Center, Burlington Coat Factory
Richland Mall Waco, TX	1980/2002	1996	100%	708,249	227,024	303	96%	Beall Bros. (8), Dillard's I, Dillard's II, JC Penney, Sears, XXI Forever
River Ridge Mall Lynchburg, VA	1980/2003	2000	100%	743,822	259,666	295	69%	Belk, JC Penney, Macy's, Sears
Rivergate Mall Nashville, TN	1971/1998	1998	100%	1,133,513	352,293	261	89%	Dillard's, JC Penney, Macy's, Sears
South County Center St. Louis, MOC (9)	1963/2007	2001	62.8%	1,030,832	326,864	362	94%	Dillard's, JC Penney, Macy's, Sears
Southaven Towne Center Southave, MS	2005	N/A	100%	520,828	130,376	311	86%	Bed Bath & Beyond, Books A Million, Cost Plus, Dillard's, Gordman's, HH Gregg, JC Penney
Southpark Mall Colonial Heights, VA	1989/2003	2007	100%	682,844	210,562	283	100%	Dillard's, JC Penney, Macy's, Sears
St. Clair Square (9)(12) Fairview Heights, IL	1974/1996	1993	62.8%	1,107,435	286,614	398	100%	Dillard's, JC Penney, Macy's, Sears
Stroud Mall (13) Stroudsburg, PA	1977/1998	2005	100%	419,481	169,298	264	96%	JC Penney, Sears, Bon-Ton

Mall / Location	Year of Opening/ Acquisition	Year of Most Recent Expansion	Our Ownership	Total GLA (1)	Total Mall Store GLA (2)	Mall Store Sales per Square Foot (3)	Percentage Mall Store GLA Leased (4)	Anchors & Junior Anchors
Sunrise Mall Brownsville, TX	1979/2003	2000	100%	752,853	301,396	388	89%	Beall Bros. (8), Dillard’s, JC Penney, Sears, A'gaci
Towne Mall Franklin, OH	1977/2001	N/A	100%	445,687	152,997	167	45%	Elder-Beerman, Sears,Dillards
Triangle Town Center Raleigh, NC	2002/2005	N/A	50%	1,272,263	436,794	274	95%	Barnes & Noble, Belk, Dillard's, Macy's, Sak's Fifth Avenue, Sears
Turtle Creek Mall Hattiesburg, MS	1994	1995	100%	843,387	220,293	319	99%	Belk I, Belk II, Dillard's, JC Penney, Sears
Valley View Mall Roanoke, VA	1985/2003	2007	100%	862,497	315,765	317	95%	Barnes & Noble, Belk, JC Penney, Macy's, Old Navy, Sears
Volusia Mall Daytona Beach, FL	1974/2004	1982	100%	1,065,241	246,698	310	96%	Dillard's East, Dillard's West, Dillard's South, JC Penney, Macy's, Sears
Walnut Square (14) Dalton, GA	1980	1992	100%	492,028	212,835	242	92%	Belk, Belk Home & Kids, JC Penney, Sears
Wausau Center (15) Wausau, WI	1983/2001	1999	100%	423,309	150,109	253	89%	JC Penney, Sears, Younkers
West County Center Des Peres, MO (9)	1969/2007	2002	62.8%	1,209,649	427,228	444	95%	Barnes & Noble, JC Penney, Macy's, Nordstrom,Forever 21, Dick's Sporting Goods
West Towne Mall Madison, WI	1970/2001	2004	100%	915,961	322,387	470	97%	Boston Store, Dick's Sporting Goods, JC Penney, Sears, XXI Forever, Toys R Us
WestGate Mall (16) Spartanburg, SC	1975/1995	1996	100%	951,098	285,852	243	89%	Bed Bath & Beyond, Belk, Dick's Sporting Goods, Dillard's, JC Penney, Sears
Westmoreland Mall (9) Greensburg, PA	1977/2002	1994	62.8%	1,004,338	331,387	303	99%	JC Penney, Macy's, Macy's Home Store, Old Navy, Sears, The Bon-Ton
York Galleria York, PA	1989/1999	N/A	100%	764,514	227,297	305	97%	Bon Ton, Boscov's, JC Penney, Sears
	Total Stabilized Malls			71,264,850	23,518,200	$310	92%

	Grand total			71,947,768	23,745,776	$309	92%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and mall stores. Does not include future expansion areas.
(2)	Excludes anchors.
(3)	Totals represent weighted averages.
(4)	Includes tenants paying rent for executed leases as of December 31, 2009.
(5)	Bonita Lakes Mall - We are the lessee under a ground leases for 82 acres, which extends through June 30, 2035, including four five-year renewal options. The annual ground rent for 2009 was $33,924.
(6)	Chapel Hill Mall - Ground rent is the greater of $10,000 or 30% of aggregate fixed minimum rent paid by tenants of certain store units. The annual ground rent for 2009 was $23,125.
(7)	Eastgate Mall - Ground rent is $24,000 per year.
(8)	Lakeshore Mall, Mall del Norte, Parkdale Mall, Plaza del Sol, Post Oak Mall, Richland Mall, and Sunrise Mall - Beall Bros. operating in Texas is unrelated to Beall's operating in Florida.
(9)
Chapel Hill Mall, Chesterfield Mall, Greenbrier Mall, Mall of Acadiana, Mid Rivers Mall, Park Plaza, South County Center, St. Clair Square, West County Center and Westmoreland Mall:  These properties are presented on a consolidated basis in our financial statements; See Note3 in the Notes to Consolidated Financial Statements in Part IV, Item 15.

(10)	Meridian Mall - We are the lessee under several ground leases in effect through March 2067, with extension options. Fixed rent is $18,700 per year plus 3% to 4% of all rents.
(11)	Kentucky Oaks Mall, Layton Hills Mall, Northpark Mall and Towne Mall - Space is vacant.
(12)
St. Clair Square - We are the lessee under a ground lease for 20 acres, which extends through January 31, 2073, including 14 five-year renewal options and one four-year renewal option.  The rental amount is $40,500 per year.  In addition to base rent, the landlord receives 0.25% of Dillard's sales in excess of $16,200,000.

(13)
Stroud Mall - We are the lessee under a ground lease, which extends through July, 2089.  The current rental amount is $60,000 per year, increasing by $10,000 every ten years through 2059.  An additional $100,000 is paid every 10 years.

(14)
Walnut Square - We are the lessee under several ground leases, which extend through March 14, 2078, including six ten-year renewal options and one eight-year renewal option.  The rental amount is $149,450 per year.  In addition to base rent, the landlord receives 20% of the percentage rents collected.  The Company has a right of first refusal to purchase the fee.

(15)	Wausau Center - Ground rent is $76,000 per year plus 10% of net taxable cash flow.
(16)
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

Anchors may own their stores and the land underneath, as well as the adjacent parking areas, or may enter into long-term leases with respect to their stores. Rental rates for anchor tenants are significantly lower than the rents charged to mall store tenants. Anchors account for 11.4% of the total revenues from our Properties. Each anchor that owns its store has entered into an operating and reciprocal easement agreement with us covering items such as operating covenants, reciprocal easements, property operations, initial construction and future expansion.

During 2009, we added the following anchors and junior anchors (i.e., non-traditional anchors) to the following Malls:

Name	Property	Location
Hobby Lobby	Alamance Crossing	Burlington, NC
Barnes & Noble	Asheville Mall	Asheville, NC
Becker Furniture World	Burnsville Center	Burnsville, MN
SHOE DEPT. ENCORE	Chapel Hill Mall	Akron, OH
Steinhafels	East Towne Mall	Madison, WI
Electronics Express	Hickory Hollow Mall	Nashville, TN
Vintage Stock	Northpark Mall	Joplin, MO
Sears Operation Center	Oak Hollow Mall	High Point, NC
Barnes & Noble	Oak Park Mall	Overland Park, KS
Flooring Supercenter	Regency Mall	Racine, WI
Bed Bath & Beyond	Southaven Towne Center	Southaven, MS
HH Gregg	Southaven Towne Center	Southaven, MS
A'GACI	Sunrise Mall	Brownsville, TX
Books A Million	Volusia Mall	Daytona Beach, FL
Forever 21	West County Center	Des Peres, MO
XXI Forever	West Towne Mall	Madison, WI

As of December 31, 2009, the Malls had a total of 458 anchors and junior anchors including 35 vacant locations. The mall anchors and junior anchors and the amount of GLA leased or owned by each as of December 31, 2009 is as follows:

	Number of Stores			Gross Leasable Area
	Mall	Anchor		Mall	Anchor
Anchor Name	Leased	Owned	Total	Leased	Owned	Total
JCPenney (1)	38	36	74	3,991,811	4,422,693	8,414,504
Sears (2)	20	52	72	2,116,402	7,303,144	9,419,546
Dillard's (3)	3	50	53	442,897	7,138,430	7,581,327
Sak's	-	1	1	-	83,066	83,066
Macy's (4)	14	32	46	1,837,454	5,116,896	6,954,350
Belk (5)	8	27	35	879,797	3,370,962	4,250,759

Bon-Ton:
Bon-Ton	2	1	3	186,824	131,915	318,739
Bergner's	-	3	3	-	385,401	385,401
Boston Store (6)	1	4	5	96,000	599,280	695,280
Younkers	3	1	4	269,060	106,131	375,191
Elder-Beerman	3	1	4	194,613	117,888	312,501
Parisian	1	-	1	148,810	-	148,810
Subtotal	10	10	20	895,307	1,340,615	2,235,922

A'GACI	1	-	1	28,000	-	28,000
Babies R Us	1	-	1	30,700	-	30,700
Barnes & Noble	12	-	12	359,675	-	359,675
Bass Pro Outdoor World	1	-	1	130,000	-	130,000
Beall Bros.	6	-	6	229,467	-	229,467
Beall's (Fla)	1	-	1	45,844	-	45,844
Becker Furniture World	1	-	1	62,500	-	62,500
Bed Bath & Beyond	6	-	6	179,915	-	179,915
Best Buy	2	-	2	64,326	-	64,326
Books A Million	6	-	6	100,517	-	100,517
Borders	5	-	5	116,732	-	116,732
Boscov's	-	1	1	-	150,000	150,000
Burlington Coat Factory	2	-	2	141,664	-	141,664
Dick's Sporting Goods	9	-	9	521,886	-	521,886
Electronic Express	1	-	1	26,550	-	26,550
Flooring Supercenter	1	-	1	27,501	-	27,501
Gart Sports	1	-	1	24,750	-	24,750
Golf Galaxy	1	-	1	15,096	-	15,096
Gordman's	2	-	2	107,303	-	107,303
H&M	1	-	1	20,350	-	20,350

	Number of Stores			Gross Leasable Area
	Mall	Anchor		Mall	Anchor
Anchor Name	Leased	Owned	Total	Leased	Owned	Total
Harris Teeter	1	-	1	72,757	-	72,757
H.H.Gregg	1	-	1	33,887	-	33,887
Hobby Lobby	1	-	1	52,500	-	52,500
Jo-Ann Fabrics	1	-	1	35,330	-	35,330
Joe Brand	1	-	1	29,413	-	29,413
Kmart	1	-	1	86,479	-	86,479
Kohl's	4	1	5	357,091	68,000	425,091
Marshall's	1	-	1	32,996	-	32,996
Nordstrom (7)	-	2	2	-	385,000	385,000
Old Navy	19	-	19	365,032	-	365,032
PETCO	1	-	1	15,257	-	15,257
REI	1	-	1	24,427	-	24,427
Ron Jon Surf Shop	1	-	1	12,000	-	12,000
Ross Dress For Less	2	-	2	60,494	-	60,494
Schuler Books	1	-	1	24,116	-	24,116
SHOE DEPT. ENCORE	1	-	1	26,010	-	26,010
Shopko/K's Merchandise Mart	-	1	1	-	85,229	85,229
Sports Authority	1	-	1	16,537	-	16,537
Staples	1	-	1	20,388	-	20,388
Steinhafels	1	-	1	28,828	-	28,828
Target	-	4	4	-	490,476	490,476
TJ Maxx	2	-	2	56,886	-	56,886
Vintage Stock	1	-	1	53,802	-	53,802
Von Maur	-	2	2	-	233,280	233,280
XXI Forever / Forever 21	7	-	7	229,494	-	229,494

Vacant :
Shopko	-	1	1	-	90,000	90,000
Belk	-	1	1	-	96,853	96,853
Boscov's	-	1	1	-	234,538	234,538
Circuit City	1	-	1	21,765	-	21,765
Cost Plus	1	-	1	18,243	-	18,243
Dillard's	-	3	3	-	493,956	493,956
Goody's	5	-	5	171,609	-	171,609
Hudson's	1	-	1	20,269	-	20,269
Linens N Things	5	-	5	143,392	-	143,392
Mervyn's	1	-	1	90,000	-	90,000
Old Navy	1	-	1	31,858	-	31,858
Steve & Barry's	14	-	14	545,870	-	545,870
	232	225	457	15,073,174	31,103,138	46,176,312

(1) Of the 36 stores owned by JC Penny, six are subject to ground lease payments to the Company.
(2) Of the 52 stores owned by Sears, four are subject to ground lease payments to the Company.
(3) Of the 50 stores owned by Dillard's, four are subject to ground lease payments to the Company.
(4) Of the 32 stores owned by Macy's, five are subject to ground lease payments to the Company.
(5) Of the 27 stores owned by Belk, two are subject to ground lease payments to the Company.
(6) Of the four stores owned by Boston, one is subject to ground lease payments to the Company.
(7) Of the two stores owned by Nordstrom, one is subject to ground lease payments to the Company.

Mall Stores

The Malls have approximately 8,122 mall stores. National and regional retail chains (excluding local franchises) lease approximately 82.4% of the occupied mall store GLA. Although mall stores occupy only 28.2% of the total mall GLA (the remaining 71.8% is occupied by anchors), the Malls received 83.9% of their revenues from mall stores for the year ended December 31, 2009.

Mall Lease Expirations

The following table summarizes the scheduled lease expirations for mall stores as of December 31, 2009:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as a % of Total Leased GLA (3)
2010	1,630	$74,718,000	3,772,000	$19.81	14.5%	18.4%
2011	1,030	66,905,000	2,792,000	23.96	13.0%	13.6%
2012	955	68,102,000	2,558,000	26.62	13.2%	12.5%
2013	837	67,598,000	2,804,000	24.11	13.1%	13.7%
2014	591	43,901,000	1,631,000	26.92	8.5%	8.0%
2015	495	41,598,000	1,512,000	27.51	8.1%	7.4%
2016	388	35,276,000	1,303,000	27.07	6.8%	6.4%
2017	399	34,478,000	1,196,000	28.83	6.7%	5.8%
2018	418	39,570,000	1,368,000	28.93	7.7%	6.7%
2019	241	23,888,000	811,000	29.45	4.6%	4.0%

(1)	Total annualized contractual base rent in effect at December 31, 2009 for expiring leases that were executed as of December 31, 2009.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2009.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2009.

Mall Tenant Occupancy Costs

Occupancy cost is a tenant’s total cost of occupying its space, divided by sales. The following table summarizes tenant occupancy costs as a percentage of total mall store sales for the last three years:

	Year Ended December 31,
	2009	2008	2007

Mall store sales (in millions)(1)	$4,937.8	$5,239.8	$5,095.8
Minimum rents	9.5%	8.8%	8.3%
Percentage rents	0.7%	0.6%	0.6%
Tenant reimbursements (2)	3.7%	3.8%	3.4%
Mall tenant occupancy costs	13.9%	13.2%	12.3%

(1)	Represents 100% of sales for the Malls. In certain cases, we own less than a 100% interest in the Malls.
(2)	Represents reimbursements for real estate taxes, insurance, common area maintenance charges and certain capital expenditures.

Debt on Malls

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2009” included herein for information regarding any liens or encumbrances related to our Malls.

Associated Centers

We own a controlling interest in 30 Associated Centers and a non-controlling interest in four Associated Centers as of December 31, 2009.

Associated Centers are retail properties that are adjacent to a regional mall complex and include one or more anchors, or big box retailers, along with smaller tenants. Anchor tenants typically include tenants such as TJ Maxx, Target, Kohl’s and Bed Bath & Beyond.  Associated Centers are managed by the staff at the Mall since it is adjacent to and usually benefits from the customers drawn to the Mall.

We own the land underlying the Associated Centers in fee simple interest, except for Bonita Lakes Crossing, which is subject to a long-term ground lease.

The following table sets forth certain information for each of the Associated Centers as of December 31, 2009:

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Annex at Monroeville Pittsburgh, PA	1969	100%	186,367	186,367	96%	Burlington Coat Factory, Dick's Sporting Goods, Guitar Center, Harbor Freight Tools
Bonita Lakes Crossing (4) Meridian, MS	1997/1999	100%	147,518	147,518	89%	Ashley Home Store, Jo Anne's, Office Max, TJ Maxx, Toys R Us
Chapel Hill Suburban (11) Akron, OH	1969	62.8%	117,088	117,088	30%	HH Gregg
Coastal Grand Crossing Myrtle Beach, SC	2005	50%	14,926	14,926	100%	Lifeway Christian Store
CoolSprings Crossing Nashville, TN	1992	100%	367,868	80,227	94%	American Signature (5), HH Gregg (6), Lifeway Christian Store, Target (5), Toys R Us (5), Whole Foods (6)
Courtyard at Hickory Hollow Nashville, TN	1979	100%	77,560	77,560	62%	Carmike Cinema
The District at Monroeville Pittsburgh, PA	2004	100%	71,624	71,624	97%	Barnes & Noble, ULTA
Eastgate Crossing Cincinnati, OH	1991	100%	195,111	171,628	82%	Borders, Kroger, Office Depot, Office Max (5)
Foothills Plaza Maryville, TN	1983/1986	100%	71,174	71,174	97%	Carmike Cinema, Dollar General, Foothill's Hardware, Beds To Go
Frontier Square Cheyenne, WY	1985	100%	186,552	16,527	100%	PETCO (7), Ross (7), Target (5), TJ Maxx (7)
Georgia Square Plaza Athens, GA	1984	100%	15,493	15,493	100%	Georgia Theatre Company
Governor's Square Plaza Clarksville, TN	1985(8)	50%	200,930	57,351	100%	Best Buy, Lifeway Christian Store, Premier Medical Group, Target (5)
Gunbarrel Pointe Chattanooga, TN	2000	100%	273,913	147,913	100%	David's Bridal, Kohl's, Target (5), Earthfare
Hamilton Corner Chattanooga, TN	1990/2005	90%	67,150	67,150	100%	PETCO
Hamilton Crossing Chattanooga, TN	1987/2005	92%	191,873	98,760	96%	Cost Plus World Market, Home Goods (8), Guitar Center, Lifeway Christian Store, Michaels (8), TJ Maxx, Toys R Us (5)
Harford Annex Bel Air, MD	1973/2003	100%	107,656	107,656	100%	Best Buy, Dollar Tree, Office Depot, PetSmart
The Landing at Arbor Place Atlanta(Douglasville), GA	1999	100%	163,023	85,336	76%	Michaels, Shoe Carnival, Toys R Us (5)
Layton Hills Convenience Center Layton, UT	1980	100%	91,312	91,312	96%	Big Lots, Dollar Tree, Downeast Outfitters
Layton Hills Plaza Layton, UT	1989	100%	18,801	18,801	100%	None
Madison Plaza Huntsville, AL	1984	100%	153,503	99,108	95%	Haverty's, Design World, HH Gregg (9), TJ Maxx
Parkdale Crossing Beaumont, TX	2002	100%	80,102	80,102	100%	Barnes & Noble, Lifeway Christian Store, Office Depot, PETCO

Associated Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Pemberton Plaza Vicksburg, MS	1986	10%	77,894	26,948	74%	Kroger (5)
The Plaza at Fayette Mall Lexington, KY	2006	100%	190,207	190,207	99%	Cinemark, Gordman's, Guitar Center, Old Navy
The Shoppes at Hamilton Place Chattanooga, TN	2003	92%	125,301	125,301	98%	Bed Bath & Beyond, Marshall's, Ross
The Shoppes at Panama City Panama City, FL	2004	100%	61,221	61,221	74%	Best Buy
The Shoppes at St. Clair Square Fairview Heights, IL	2007	56.5%	84,383	84,383	95%	Barnes & Noble
Sunrise Commons Brownsville, TX	2001	100%	202,012	100,567	100%	K-Mart (5), Marshall's, Old Navy, Ross
The Terrace Chattanooga, TN	1997	92%	155,836	116,564	88%	Old Navy, Party City, Staples, DSW
Triangle Town Place Raleigh, NC	2004	50%	149,471	149,471	100%	Bed, Bath & Beyond, Dick's Sporting Goods, DSW Shoes, Party City
Village at Rivergate Nashville, TN	1981/1998	100%	166,366	66,366	94%	Target (5)
West Towne Crossing Madison, WI	1980	100%	436,878	169,195	100%	Barnes & Noble, Best Buy, Kohls (5), Cub Foods (5), Office Max (5), Shopko (5)
WestGate Crossing Spartanburg, SC	1985/1999	100%	157,870	157,870	93%	Old Navy, Toys "R" Us, Hamricks
Westmoreland Crossing Greensburg, PA	2002	62.8%	283,252	233,252	91%	Carmike Cinema, Dick's Sporting Goods, Michaels (10), T.J. Maxx (10), Laurel Highlands Event Center
York Town Center York, PA	2007	50%	293,903	293,903	98%	Bed Bath & Beyond, Best Buy, Christmas Tree Store, Dick's Sporting Goods, Ross, Staples, ULTA
Total Associated Centers			5,184,138	3,598,869	92%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable anchors.
(3)	Includes tenants with executed leases as of December 31, 2009, and includes leased anchors.
(4)	Bonita Lakes Crossing - The land is ground leased through 2015 with options to extend through June 2035. The annual rent at December 31, 2009 was $23,574, increasing by an average of 2% each year.
(5)	Owned by the tenant.
(6)	CoolSprings Crossing - Space is owned by SM Newco Franklin LLC and subleased to H.H. Gregg and Whole Foods.
(7)	Frontier Square - Space is owned by 1639 11th Street Associates and subleased to PETCO, Ross, and TJ Maxx.
(8)	Hamilton Crossing - Space is owned by JLPK-Chattanooga LLC, an affiliate of Developers Diversified, and subleased to Home Goods and Michaels.
(9)	Madison Plaze - Space is owned by SM Newco Huntsville LLC and subleased to H.H. Gregg.
(10)	Westmoreland Crossing - Space is owned by JLPK-Greensburg LLC, an affiliated of Developers Diversified, and subleased to Michaels and T.J. Maxx.
(11)
Chapel Hill Suburban, The Shoppes at St. Clair Square and Westmoreland Crossing:  These properties are presented on a consolidated basis in our financial statements; See Note 3 of the Notes to Consolidated Financial Statements in Part IV, Item 15.

 Associated Centers Lease Expirations

The following table summarizes the scheduled lease expirations for Associated Center tenants in occupancy as of December 31, 2009:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent (2)	Expiring Leases as of % of Total Leased GLA (3)
2010	27	1,788,000	186,000	9.61	4.4%	5.6%
2011	35	3,050,000	246,000	12.40	7.6%	7.4%
2012	46	4,033,000	363,000	11.11	10.0%	10.9%
2013	35	3,084,000	271,000	11.38	7.7%	8.2%
2014	36	3,178,000	303,000	10.49	7.9%	9.1%
2015	27	3,745,000	275,000	13.62	9.3%	8.3%
2016	23	2,950,000	198,000	14.90	7.3%	6.0%
2017	27	4,882,000	391,000	12.49	12.1%	11.8%
2018	21	3,556,000	272,000	13.07	8.8%	8.2%
2019	16	2,385,000	166,000	14.37	5.9%	5.0%

(1)	Total annualized contractual base rent in effect at December 31, 2009 for expiring leases that were executed as of December 31, 2009.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2009.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2009.

Debt on Associated Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2009” included herein for information regarding any liens or encumbrances related to our Associated Centers.

Community Centers

We own a controlling interest in ten Community Centers and a non-controlling interest in three Community Centers. We own a non-controlling interest in one Community Center that is currently under construction.

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

The following table sets forth certain information for each of our Community Centers at December 31, 2009:

Community Center / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA (2)	Percentage GLA Occupied (3)	Anchors
Cobblestone Village at Palm Coast Palm Coast, FL	2007	100%	96,891	96,891	99%	Belk
Hammock Landing West Melbourne, FL	2009	50%	328,099	191,098	79%	HH Gregg, Kohl's, Marshall's, Michaels, PETCO, Target, ULTA
High Pointe Commons Harrisburg, PA	2006/2008	50%	341,313	118,310	92%	JC Penney (4), Target (4), Christmas Tree Shops
Lakeview Point Stillwater, OK	2006	100%	207,420	207,420	81%	Belk, PETCO, Ross
Massard Crossing (5) Ft. Smith, AR	2001	10%	300,717	98,410	72%	CATO, TJ Maxx, WalMart (4)
Milford Marketplace (6) Milford, CT	2007	100%	112,038	112,038	98%	Whole Foods
Oak Hollow Square High Point, NC	1998	100%	138,673	138,673	97%	Harris Teeter, Stein Mart, Triad Furniture
Renaissance Center High Point, NC	2003/2007	50%	355,396	325,396	85%	Best Buy, Cost Plus, Rei, Ulta, Pier 1 imports, Toys R Us, Old Navy
Settlers Ridge Robinson Township, PA	2009	100%	401,509	401,509	77%	Giant Eagle, LA Fitness, Cinemark, REI
Statesboro Crossing Statesboro, GA	2008	100%	137,050	137,050	91%	Books A Million, Hobby Lobby, PETCO, TJ Maxx
The Promenade D'Iberville, MS	2009	85%	482,270	265,310	83%	Best Buy, Dick's Sporting Goods, Marshall's, PetSmart, Target, ULTA
Westridge Square Greensboro, NC	1984/1987	100%	167,741	167,741	100%	Kohl's, Harris Teeter
Willowbrook Plaza Houston, TX	1999	10%	292,425	292,425	52%	American Multi-Cinema, Lane Home Furnishings

Total Community Centers			3,361,542	2,552,271	82%

(1)	Includes total square footage of the anchors (whether owned or leased by the anchor) and shops. Does not include future expansion areas.
(2)	Includes leasable anchors.
(3)	Includes tenants with executed leases as of December 31, 2009, and includes leased anchors.
(4)	Owned by tenant.
(5)	Massard Crossing – The land is ground leased through February 2016. The rent for 2009 was $39,960 with a 4% annual increase through the maturity date.
(6)	Milford Marketplace – The land is ground leased through June 2037, with extensions available through June 2077. The rent for 2009 was $1,000,000, graduating to $1,530,930 through the maturity date.

Community Centers Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Community Centers as of December 31, 2009:

Year Ending December 31,	Number of Leases Expiring	Annualized Basse Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent(2)	Expiring Leases as a % of Total Leased GLA(3)
2010	21	1,167,000	54,000	21.61	4.8%	3.8%
2011	40	2,107,000	106,000	19.88	8.6%	7.5%
2012	31	1,809,000	146,000	12.39	7.4%	10.4%
2013	27	2,073,000	99,000	20.94	8.5%	7.0%
2014	43	2,867,000	143,000	20.05	11.7%	10.2%
2015	10	874,000	50,000	17.48	3.6%	3.5%
2016	6	420,000	23,000	18.26	1.7%	1.6%
2017	14	1,650,000	91,000	18.13	6.7%	6.5%
2018	16	1,822,000	98,000	18.59	7.4%	7.0%
2019	22	5,594,000	294,000	19.03	22.8%	21.0%

(1)	Total annualized contractual base rent in effect at December 31, 2009 for expiring leases that were executed as of December 31, 2009.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2009.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2009.

Debt on Community Centers

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2009” included herein for information regarding any liens or encumbrances related to our Community Centers.

Mixed-Use Center

We own a controlling interest in one Mixed-Use Center, Pearland Town Center (“Pearland”), which combines retail, hotel, residential and office components.  The Property was opened in July 2008 and features a 718,000 square-foot total GLA open-air lifestyle center.  Pearland provides a unique lifestyle and shopping experience through its working, shopping and living elements.

Of the Leasable GLA of 396,517 square feet, 81.8% is occupied.  Pearland is anchored by Macy’s and Dillard’s, each of which owns their store, and Sports Authority and Barnes & Noble.

The financial position and results of operations of Pearland Town Center are included in the Malls segment and it is considered a non-stabilized property since it has not been open for three full calendar years.

Mixed-Use Center Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at the Mixed-Use Center as of December 31, 2009:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent(2)	Expiring Leases as a % of Total Leased GLA(3)
2010	-	$-	-	$-	0.0%	0.0%
2011	-	-	-	-	0.0%	0.0%
2012	-	-	-	-	0.0%	0.0%
2013	6	377,000	11,000	34.27	5.4%	4.0%
2014	5	408,000	14,000	29.14	5.9%	5.1%
2015	-	-	-	-	0.0%	0.0%
2016	2	77,000	2,000	38.50	1.1%	0.8%
2017	1	95,000	3,000	31.67	1.4%	0.9%
2018	20	1,445,000	51,000	28.33	20.9%	18.6%
2019	26	3,209,000	125,000	25.67	46.4%	45.3%

(1)	Total annualized contractual base rent in effect at December 31, 2009 for expiring leases that were executed as of December 31, 2009.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2009.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2009.

Debt on Mixed-Use Center

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2009” included herein for information regarding any liens or encumbrances related to our Mixed-Use Center.

Office Buildings

We own a controlling interest in thirteen Office Buildings and a non-controlling interest in six Office Buildings.

We own a 92% interest in the 128,000 square foot office building where our corporate headquarters is located. As of December 31, 2009, we occupied 71.0% of the total square footage of the building.

The following tables set forth certain information for each of our Office Buildings at December 31, 2009:

Office Building / Location	Year of Opening/ Most Recent Expansion	Company's Ownership	Total GLA (1)	Total Leasable GLA	Percentage GLA Occupied (2)
840 Greenbrier Circle	1983	100%	50,820	50,820	87%
Chesapeake, VA
850 Greenbrier Circle	1984	100%	81,318	81,318	100%
Chesapeake, VA
1500 Sunday Drive	2000	100%	61,227	61,227	93%
Raleigh, NC
Bank of America Building	1988	50%	49,327	49,327	100%
Greensboro, NC
CBL Center I	2001	92%	127,723	127,723	95%
Chattanooga, TN
CBL Center II Chattanooga, TN	2008	92%	77,211	77,211	71%
First Citizens Bank Building	1985	50%	43,088	43,088	76%
Greensboro, NC
First National Bank Building	1990	50%	3,774	3,774	100%
Greensboro, NC
Friendly Center Office Building	1972	50%	32,262	32,262	77%
Greensboro, NC
Green Valley Office Building	1973	50%	27,604	27,604	59%
Greensboro, NC
Lake Pointe Office Building	1996	100%	88,088	88,088	92%
Greensboro, NC
Oak Branch Business Center	1990/1995	100%	33,622	33,622	52%
Greensboro, NC
One Oyster Point	1984	100%	36,097	36,097	78%
Newport News, VA
Peninsula Business Center I	1985	100%	21,886	21,886	91%
Newport News, VA
Peninsula Business Center II	1985	100%	40,430	40,430	100%
Newport News, VA
Richland Office Plaza	1981	100%	13,922	13,922	100%
Waco, TX
Suntrust Bank Building	1998	100%	108,844	108,844	94%
Greensboro, NC
Two Oyster Point	1985	100%	39,283	39,283	92%
Newport News, VA
Wachovia Office Building	1992	50%	12,000	12,000	100%
Greensboro, NC

Total Office Buildings			948,526	948,526	88%

(1)	Includes total square footage of the offices. Does not include future expansion areas.
(2)	Includes tenants with executed leases as of December 31, 2009.

Office Buildings Lease Expirations

The following table summarizes the scheduled lease expirations for tenants in occupancy at Office Buildings as of December 31, 2009:

Year Ending December 31,	Number of Leases Expiring	Annualized Base Rent of Expiring Leases (1)	GLA of Expiring Leases	Average Annualized Base Rent Per Square Foot	Expiring Leases as % of Total Annualized Base Rent(2)	Expiring Leases as a % of Total Leased GLA(3)
2010	42	$1,867,000	104,000	$17.95	10.5%	11.1%
2011	25	1,528,000	91,000	16.79	8.6%	9.8%
2012	26	2,934,000	170,000	17.26	16.6%	18.3%
2013	19	2,509,000	101,000	24.84	14.2%	10.9%
2014	12	1,660,000	108,000	15.37	9.4%	11.6%
2015	6	1,108,000	46,000	24.09	6.3%	4.9%
2016	7	2,576,000	137,000	18.80	14.6%	14.7%
2017	2	1,392,000	78,000	17.85	7.9%	8.3%
2018	3	1,769,706	84,674	20.90	10.0%	9.1%
2019	-	-	-	-	0.0%	0.0%

(1)	Total annualized contractual base rent in effect at December 31, 2009 for expiring leases that were executed as of December 31, 2009.
(2)	Total annualized contractual base rent of expiring leases as a percentage of the total annualized base rent of all leases that were executed as of December 31, 2009.
(3)	Total GLA of expiring leases as a percentage of the total GLA of all leases that were executed as of December 31, 2009.

Debt on Office Buildings

Please see the table entitled “Mortgage Loans Outstanding at December 31, 2009” included herein for information regarding any liens or encumbrances related to our Offices.

Mortgages

We own 13 mortgages, 12 of which are collateralized by first mortgages and one of which is collateralized by a wrap-around mortgage on the underlying real estate and related improvements. The mortgages are more fully described on Schedule IV in Part IV of this report.

Mortgage Loans Outstanding at December 31, 2009 (in thousands):

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/09 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Consolidated Debt
Malls:
Alamance Crossing	100%	1.49%	$61,483	$916	Sep-10	Sep-11	$61,483	Open	(4)(9)
Arbor Place	100%	6.51%	69,110	6,610	Jul-12		63,397	Open
Asheville Mall	100%	6.98%	63,431	5,677	Sep-11		61,229	Open
Brookfield Square	100%	5.08%	98,241	6,822	Nov-15		85,601	Open
Burnsville Center	100%	8.00%	61,519	6,900	Aug-10		60,341	Open
Cary Towne Center	100%	8.50%	69,715	11,948	Mar-17		45,114	Sep-11	(14)
Chapel Hill Mall *	100%	6.10%	73,674	5,599	Aug-16		64,609	Open
CherryVale Mall	100%	5.00%	87,736	6,055	Oct-15		76,647	Open
Chesterfield Mall *	100%	5.74%	140,000	8,344	Sep-16		140,000	Open
Citadel Mall	100%	5.68%	72,458	5,226	Apr-17		62,525	Apr-10
Columbia Place	100%	5.45%	29,245	2,493	Sep-13		25,512	Open
CoolSprings Galleria	100%	6.22%	121,339	9,618	Sep-10		112,700	Open
Cross Creek Mall	100%	7.40%	59,056	5,401	Apr-12		56,520	Open
East Towne Mall	100%	5.00%	74,787	5,153	Nov-15		65,231	Open
Eastland Mall	100%	5.85%	59,400	3,475	Dec-15		59,400	Open
Fashion Square	100%	6.51%	52,914	5,061	Jul-12		48,540	Open
Fayette Mall	100%	7.00%	86,847	7,824	Jul-11		84,096	Open
Greenbrier Mall *	100%	5.91%	81,203	6,055	Aug-16		70,965	Open
Hamilton Place	90%	5.86%	111,730	8,292	Aug-16		97,757	Open
Hanes Mall	100%	6.99%	162,041	13,080	Oct-18		141,789	Oct-10
Hickory Hollow Mall	100%	6.00%	31,572	4,897	Oct-18		-	Open	(5)
Hickory Point Mall	100%	5.85%	31,318	2,347	Dec-15		27,690	Open
Honey Creek Mall	100%	8.00%	33,311	3,373	Jul-19		23,290	Aug-12
Janesville Mall	100%	8.38%	9,014	1,857	Apr-16		-	Open
Jefferson Mall	100%	6.51%	38,498	3,682	Jul-12		35,316	Open
Laurel Park Place	100%	8.50%	47,212	4,985	Dec-12		44,096	Open
Layton Hills Mall	100%	5.66%	103,565	7,453	Apr-17		89,327	Apr-10
Mall del Norte	100%	5.04%	113,400	5,715	Dec-14		113,400	Open
Mall of Acadiana *	100%	5.67%	144,902	10,435	Apr-17		124,998	Apr-10
Mid Rivers Mall *	100%	7.24%	78,748	5,701	Jul-11		78,748	Open
Midland Mall	100%	6.10%	36,358	2,763	Aug-16		31,885	Open
Monroeville Mall	100%	5.73%	117,400	10,363	Jan-13		105,507	Open
Northpark Mall	100%	5.75%	37,099	3,171	Mar-14		32,250	Open
Northwoods Mall	100%	6.51%	55,119	5,271	Jul-12		50,562	Open
Oak Hollow Mall	75%	4.50%	39,397	2,014	Feb-12		38,971	Open
Oak Park Mall	100%	5.85%	275,700	16,128	Dec-15		275,700	Open
Old Hickory Mall	100%	6.51%	30,527	2,920	Jul-12		28,004	Open
Panama City Mall	100%	7.30%	37,141	3,373	Aug-11		36,089	Open
Park Plaza Mall *	100%	8.69%	38,856	3,943	May-10		38,606	Open
Parkdale Mall	100%	5.01%	48,603	4,003	Sep-10		47,408	Open
Pearland Towne Center	100%	1.40%	126,586	3,845	Jul-10	Jul-12	126,586	Open	(4)(8)
Pearland Towne Center Office	100%	1.40%	7,563	106	Jul-10	Jul-12	7,563	Open	(4)(8)
Randolph Mall	100%	6.50%	13,311	1,272	Jul-12		12,209	Open
Regency Mall	100%	6.51%	30,188	2,887	Jul-12		27,693	Open
Rivergate Mall	100%	2.49%	87,500	2,179	Sep-11	Sep-13	87,500	Open	(10)
South County Center *	100%	4.96%	77,449	5,515	Oct-13		70,625	Open
Southpark Mall	100%	7.00%	33,241	3,308	May-12		30,763	Open
St. Clair Square *	100%	7.50%	57,237	6,683	Apr-10		56,837	Open
Statesboro Crossing	50%	1.23%	15,848	195	Feb-11	Feb-13	15,848	Open	(4)(13)

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/09 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Consolidated Debt (continued)

Stroud Mall	100%	8.42%	29,794	2,977	Dec-10		29,385	Open
Valley View Mall	100%	8.61%	40,989	4,362	Sep-10		40,495	Open
Volusia Mall	100%	8.00%	57,303	5,802	Jul-19		40,064	Aug-12
Wausau Center	100%	6.70%	11,226	1,238	Dec-10		10,725	Open
West County Center *	100%	5.19%	152,207	11,189	Apr-13		140,958	Open
West County Center - Barnes & Noble and restaurant village*	100%	1.23%	27,634	316	Mar-11	Mar-13	27,634	Open	(4)
West Towne Mall	100%	5.00%	105,636	7,279	Nov-15		92,139	Open
WestGate Mall	100%	6.50%	47,816	4,570	Jul-12		43,860	Open
Westmoreland Mall *	100%	5.05%	71,360	5,993	Mar-13		63,175	Open
York Galleria	100%	8.34%	47,595	4,727	Dec-10		46,932	Open
			4,024,152	309,386			3,676,294
Associated Centers:
Courtyard at Hickory Hollow	100%	6.00%	1,824	267	Oct-18		-	Open	(5)
Eastgate Crossing	100%	5.66%	16,129	1,159	May-17		13,862	May-10
Hamilton Corner	90%	5.67%	16,418	1,183	Apr-17		14,341	Apr-10
Parkdale Crossing	100%	5.01%	7,674	632	Sep-10		7,507	Open
The Landing at Arbor Place	100%	6.51%	7,801	746	Jul-12		7,157	Open
The Plaza at Fayette	100%	5.67%	42,777	3,081	Apr-17		36,819	Apr-10
The Shoppes at St. Clair Square*	100%	5.67%	21,678	1,562	Apr-17		18,702	Apr-10
WestGate Crossing	100%	8.42%	9,024	907	Jul-10		8,954	Open
			123,325	9,537			107,342
Community Centers:
Lakeview Pointe	100%	1.24%	14,950	185	Nov-10		14,950	Open	(4)
Milford Marketplace	100%	3.73%	17,100	503	Jan-12	Jan-13	17,100	Open	(4)
Massard Crossing, Pemberton Plaza and Willowbrook Plaza	10%	7.54%	35,487	3,264	Feb-12		34,230	Open	(6)
Southaven Towne Center	100%	5.50%	44,094	3,134	Jan-17		37,969	Jan-10
			111,631	7,086			104,249
Office Buildings:
CBL Center	92%	6.25%	13,416	1,108	Aug-12		12,662	Open	(4)
CBL Center II	92%	4.50%	11,599	522	Aug-11		11,599	Open	(4)
			25,015	1,630			24,261

Credit Facilities:
Secured Credit Facility - $525,000 capacity	100%	5.50%	421,850	23,202	Feb-12	Feb-13	421,850	Open	(4)
New Secured Credit Facility - $560,000 capacity	100%	2.55%	337,356	8,603	Aug-11	Apr-14	337,356	Open	(4)
Unsecured Term Facility - General	100%	1.94%	228,000	4,423	Apr-11	Apr-13	228,000	Open	(4)
Unsecured Term Facility - Starmount	100%	1.49%	209,494	3,121	Nov-10	Nov-12	209,494	Open	(4)
			1,196,700	39,349			1,196,700
Construction Properties:
Settler's Ridge	60%	3.24%	47,873	1,551	Jun-11	Dec-12	47,873	Open	(4)
The Promenade	85%	2.02%	79,085	1,598	Dec-10	Dec-11	79,085	Open	(4)(11)
			126,958	3,149			126,958

Unamortized Premiums and Other:			8,358	-			-		(7)

Total Consolidated Debt			$5,616,139	$370,137			$5,235,804

Property	Our Ownership Interest	Stated Interest Rate	Principal Balance as of 12/31/09 (1)	Annual Debt Service	Maturity Date	Optional Extended Maturity Date	Balloon Payment Due on Maturity	Open to Prepayment Date (2)
Unconsolidated Debt:

Bank of America Building	50%	5.33%	$9,250	$493	Apr-13		$9,250	Open
Coastal Grand-Myrtle Beach	50%	5.09%	88,279	7,078	Oct-14		74,423	Open	(3)
First Citizens Bank Building	50%	5.33%	5,110	272	Apr-13		5,110	Open
First National Bank Building	50%	5.33%	809	43	Apr-13		809	Open
Friendly Center	50%	5.33%	77,625	4,137	Apr-13		77,625	Open
Friendly Center Office Building	50%	5.33%	2,199	117	Apr-13		2,199	Open
Governor's Square	48%	8.23%	25,944	3,476	Sep-16		14,144	Open
Green Valley Office Building	50%	5.33%	1,941	103	Apr-13		1,941	Open
Gulf Coast Town Center	50%	5.60%	190,800	10,685	Jul-17		190,800	Jul-10
Gulf Coast Town Center Phase III	50%	1.73%	11,561	200	Apr-10	Apr-12	11,561	Open	(4)
Hammock Landing	50%	4.50%	40,981	1,844	Aug-10	Aug-13	40,981	Open	(4)(13)
Hammock Landing	50%	2.23%	3,276	73	Aug-10	Aug-11	3,276	Open	(4)(13)
High Pointe Commons	50%	5.74%	14,912	856	May-17		12,051	Open
High Pointe Commons Phase II	50%	6.10%	5,942	481	Jul-17		4,807	Open
Imperial Valley Mall	60%	4.99%	55,992	3,859	Sep-15		49,019	Open
Kentucky Oaks Mall	50%	5.27%	27,396	2,429	Jan-17		19,223	Jan-10
Parkway Place	50%	1.24%	51,616	640	Jun-10		52,684	Open	(4)
Plaza del Sol	51%	9.15%	513	796	Aug-10		-	Open
Renaissance Center Phase I	50%	5.61%	35,569	2,569	Jul-16		31,297	Jul-09
Renaissance Center Phase II	50%	5.22%	15,700	820	Apr-13		15,700	Open
Shops at Friendly Center	50%	5.90%	43,261	3,203	Jan-17		37,639	Jan-10
Summit Fair	27%	3.56%	69,688	2,481	Jun-10		69,688	Open	(4)(12)
The Pavilion at Port Orange Phase I	50%	4.50%	69,363	3,121	Dec-11	Dec-13	69,363	Open	(4)(13)
Triangle Town Center	50%	5.74%	193,884	14,367	Dec-15		170,715	Open
Wachovia Office Building	50%	5.33%	3,066	163	Apr-13		3,066	Open
York Towne Center	50%	1.49%	40,717	1,205	Oct-11		40,717	Open	(4)
Total Unconsolidated Debt			$1,085,394	$65,511			$1,008,088

Total Consolidated and Unconsolidated Debt			$6,701,533	$435,648			$6,243,892

Company's Pro-Rata Share of Total Debt (15)			$6,185,741	$425,554					(14)

* Properties owned in a joint venture of which common stock is owned 100% by CBL.
(1)    The amount listed includes 100% of the loan amount even though the Company may have less than a 100% ownership interest in the property.
(2)    Prepayment premium is based on yield maintenance or defeasance.
(3)    The amounts shown represent a first mortgage securing the property.  In addition to the first mortgage, there is also $18,000 of B-notes that are payable to the Company and its joint venture partner, each of which hold $9,000 for Coastal Grand - Myrtle Beach.
(4)    The interest rate is variable at various spreads over LIBOR priced at the rates in effect at December 31, 2009.  The note is prepayable at any time without prepayment penalty.
(5)    The mortgages are cross-collateralized and cross-defaulted and the loan is prepayable at any time without prepayment penalty.
(6)    The mortgages are cross-collateralized and cross-defaulted.
(7)    Represents premiums related to debt assumed to acquire real estate assets, which had stated interest rates that were above or below the estimated market rates for similar debt instruments at the respective acquisition date.
(8)    The Company has entered into an interest rate cap on a total notional amount of $129,000 related to its Pearland, TX properties to limit the maximum rate of interest that may be applied to the variable-rate loan to 5.55%.  The cap terminates in July 2010.
(9)    The Company has entered into an interest rate swap on a notional amount of $40,000 related to Alamance Crossing to effectively fix the interest rate on that variable-rate loan.
(10)  The Company has entered into an interest rate swap on a notional amount of $87,500 related to Rivergate Mall to effectively fix the interest rate on that variable-rate loan.
(11)  The Company has entered into an interest rate cap on a notional amount of $80,000 related to The Promenade in order to limit the maximum interest rate that may be applied to the variable-rate loan to 4.00%.  The cap terminates in December 2010.  Loan proceeds in the amount of $66,552 of the total debt balance reported have been drawn by the Company and the remainder of the balance has been placed in a restricted cash account to provide for reimbursable development costs and redemption of debt.
(12)  Represents the 27% share of the outstanding balance of the construction financing that the Company has guaranteed. The maximum amount that the Company has guaranteed is $31,554.
(13)  The Company owns less than 100% of the property but guarantees 100% of the debt.
(14)  Commencing on April 5, 2009, Cary Towne Center has 30 monthly installments of $997 for principal and interest of which $400 represents additional payment of principal through September 5, 2011.  Subsequent monthly installments of prinicipal and interest shall be reduced to $575 beginning on October 5, 2011.
(15)  Represents the Company's pro rata share of debt, including our share of unconsolidated affiliates' debt and excluding minority investors' share of consolidated debt on shopping center properties.

The following is a reconciliation of consolidated debt to the Company's pro rata share of total debt.

Total consolidated debt	$5,616,139
Noncontrolling investors' share of consolidated debt	(24,665)
Company's share of unconsolidated debt	594,267
Company's pro rata share of total debt	$6,185,741

The following Properties have been pledged as collateral for certain of our secured lines of credit:

Property	Location
Bonita Crossing	Meridian, MS
Bonita Lakes Mall	Meridian, MS
Brookfield Square Mall (1)	Brookfield, WI
Citadel Mall (1)	Charleston, SC
College Square	Morristown, TN
CoolSprings Crossing	Nashville, TN
The District at Monroeville	Pittsburgh, PA
Eastgate Mall	Cincinnati, OH
Foothills Mall (1)	Maryville, TN
Foothills Plaza	Maryville, TN
Frontier Mall	Cheyenne, WY
Frontier Square	Cheyenne, WY
Georgia Square Mall	Athens, GA
Georgia Square Plaza	Athens, GA
Gunbarrel Pointe	Chattanooga, TN
Hamilton Crossing	Chattanooga, TN
Harford Annex	Bel Air, MD
Harford Mall	Bel Air, MD
The Lakes Mall	Muskegon, MI
Lakeshore Mall	Sebring, FL
Madison Plaza	Huntsville, AL
Madison Square Mall	Huntsville, AL
Mall del Norte (1)	Laredo, TX
Meridian Mall	Lansing, MI
Post Oak Mall	College Station, TX
Richland Mall	Waco, TX
Richland Office Plaza	Waco, TX
River Ridge Mall	Lynchburg, VA
The Shoppes at Hamilton Place	Chattanooga, TN
The Shoppes at Panama City	Panama City, FL
Sunrise Commons	Brownsville, TX
Sunrise Mall	Brownsville, TX
Turtle Creek Mall	Hattiesburg, MS
Walnut Square Mall	Dalton, GA
West Towne Crossing	Madison, WI

(1)      Only certain parcels at these Properties have been pledged as collateral.

Other than our property-specific mortgage or construction loans and secured lines of credit, there are no material liens or encumbrances on our Properties.

ITEM 3.         LEGAL PROCEEDINGS

We are currently involved in certain litigation that arises in the ordinary course of our business. We believe that the pending litigation will not materially affect our financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on October 7, 2009 to submit to a vote the matter of an increase in the number of authorized shares of our common stock.  The amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our $0.01 par value common stock from 180,000,000 shares to 350,000,000 shares was approved and adopted (118,949,287 votes for, 3,522,566 votes against and 96,631 abstentions or broker non-votes).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock of CBL & Associates Properties, Inc. is traded on the New York Stock Exchange.  The stock symbol is “CBL”. Quarterly closing prices and dividends paid per share of Common stock are as follows:

	Market Price
Quarter Ended	High	Low	Dividend
2009:
March 31	$8.70	$2.06	$0.370
June 30	$7.99	$2.41	$0.110
September 30	$10.69	$4.40	$0.050
December 31	$10.50	$7.96	$0.050

2008:
March 31	$27.46	$21.12	$0.545
June 30	$27.55	$22.38	$0.545
September 30	$23.28	$18.64	$0.545
December 31	$20.02	$2.53	$0.370

There were approximately 765 shareholders of record for our common stock as of February 15, 2010.

Future dividend distributions are subject to our actual results of operations, economic conditions, issuances of common stock and such other factors as our board of directors deems relevant. Our actual results of operations will be affected by a number of factors, including the revenues received from the Properties, our operating expenses, interest expense, unanticipated capital expenditures and the ability of the anchors and tenants at the Properties to meet their obligations for payment of rents and tenant reimbursements.

See Part III, Item 12 contained herein for information regarding securities authorized for issuance under equity compensation plans.

The following table presents information with respect to repurchases of common stock made by us during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Oct. 1–31, 2009	—	$—	—	$—
Nov. 1–30, 2009	508	8.030	—	—
Dec. 1–31, 2009	—	—	—	—
Total	508	$8.030	—	$—

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

ITEM 6.	SELECTED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended December 31, (1)
	2009	2008	2007	2006	2005
Total revenues	$1,089,489	$1,138,218	$1,039,944	$995,502	$900,419
Total expenses	(808,489)	(762,207)	(615,051)	(581,452)	(500,938)
Income from operations	281,000	376,011	424,893	414,050	399,481
Interest and other income	5,211	10,076	10,923	9,084	6,831
Interest expense	(294,051)	(313,209)	(287,884)	(257,067)	(208,183)
Loss on extinguishment of debt	(601)	-	(227)	(935)	(6,171)
Loss on impairment of investments	(9,260)	(17,181)	(18,456)	-	-
Gain on sales of real estate assets	3,820	12,401	15,570	14,505	53,583
Gain on sale of management contracts	-	-	-	-	21,619
Equity in earnings of unconsolidated affiliates	5,489	2,831	3,502	5,295	8,495
Income tax benefit (provision)	1,222	(13,495)	(8,390)	(5,902)	-
Income (loss) from continuing operations	(7,170)	57,434	139,931	179,030	275,655
Discontinued operations	105	5,607	7,677	12,930	3,760
Net income (loss)	(7,065)	63,041	147,608	191,960	279,415
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	17,845	(7,495)	(46,246)	(70,323)	(112,061)
Other consolidated subsidiaries	(25,769)	(23,959)	(12,215)	(4,136)	(4,879)
Net income (loss) attributable to the Company	(14,989)	31,587	89,147	117,501	162,475
Preferred dividends	(21,818)	(21,819)	(29,775)	(30,568)	(30,568)
Net income (loss) available to common shareholders	$(36,807)	$9,768	$59,372	$86,933	$131,907
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.35)	$0.10	$0.84	$1.24	$2.06
Net income (loss) available to common shareholders	$(0.35)	$0.15	$0.90	$1.35	$2.09
Weighted average shares outstanding	106,366	66,313	65,694	64,329	63,132
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.35)	$0.10	$0.83	$1.21	$2.00
Net income (loss) available to common shareholders	$(0.35)	$0.15	$0.90	$1.32	$2.03
Weighted average common and potential dilutive common shares outstanding	106,366	66,418	66,190	65,652	65,068
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(36,878)	$6,589	$55,038	$79,757	$129,839
Discontinued operations	71	3,179	4,334	7,176	2,068
Net income (loss) available to common shareholders	$(36,807)	$9,768	$59,372	$86,933	$131,907
Dividends declared per common share	$0.58	$2.01	$2.06	$1.88	$1.77

	December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Net investment in real estate assets	$7,105,035	$7,321,480	$7,402,278	$6,094,251	$5,944,428
Total assets	7,739,110	8,034,335	8,105,047	6,518,810	6,352,322
Total mortgage and other indebtedness	5,616,139	6,095,676	5,869,318	4,564,535	4,341,055
Redeemable noncontrolling interests	444,259	439,672	463,445	73,245	66,659
Shareholders’ equity:
Redeemable preferred stock	12	12	12	32	32
Other shareholders’ equity	1,117,884	788,512	895,171	1,030,712	1,034,764
Total shareholders’ equity	1,117,896	788,524	895,183	1,030,744	1,034,796
Noncontrolling interests	302,483	380,472	482,217	540,317	589,542
Total equity	$1,420,379	$1,168,996	$1,377,400	$1,571,061	$1,624,338

	Year Ended December 31,
	2009	2008	2007	2006	2005
OTHER DATA:
Cash flows provided by (used in):
Operating activities	$431,638	$419,093	$470,279	$388,911	$396,098
Investing activities	(160,302)	(360,601)	(1,103,121)	(347,239)	(714,680)
Financing activities	(275,834)	(71,512)	669,968	(41,810)	321,654

Funds From Operations (FFO) of the Operating Partnership (2)	282,206	376,273	361,528	390,089	389,958
FFO allocable to Company shareholders	190,066	213,347	204,119	216,499	214,477

(1)
Please refer to Note 2 to the consolidated financial statements for information related to the adoption of new accounting pronouncements that have been applied retrospectively, resulting in revisions to certain amounts previously reported.  Also, please refer to Notes 2, 3 and 5 to the consolidated financial statements for a description of impairment charges, acquisitions and joint venture transactions that have impacted the comparability of the financial information presented.

(2)
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for the definition of FFO, which does not represent cash flows from operations as defined by accounting principles generally accepted in the United States and is not necessarily indicative of the cash available to fund all cash requirements.  A reconciliation of FFO to net income (loss) attributable to common shareholders is presented on page 79.

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

Executive Overview

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping centers are located in 27 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.

As of December 31, 2009, we owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each adjacent to a regional shopping mall), ten community centers, one mixed-use center and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of December 31, 2009, we owned non-controlling interests in nine regional malls, four associated centers, three community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method. We had one community center (which is owned in a joint venture) under construction at December 31, 2009.

Given the difficult economic environment in general, the year ended December 31, 2009 was a challenging period for the retail real estate industry.  Due to this, we placed greater emphasis on the need to preserve liquidity and maintain our earnings.  We focused on achieving these goals through a number of methods.  We completed extensions and modifications of our three largest lines of credit with total capacity of $1,190.0 million, new financings or extensions of $279.9 million on maturing mortgages and the exercise of extension options available to us on existing mortgages totaling $249.1 million.  In addition, we retired two lines of credit with total capacity of $37.2 million and two mortgages totaling $82.3 million.  We completed a public offering of 66,630,000 shares of our newly-issued common stock for $6.00 per share and used the net proceeds of $381.8 million to repay outstanding borrowings under our credit facilities.  We also reduced the quarterly dividend rate on our common stock to the minimum level required to distribute 100% of our estimated taxable income, which provided an estimated cash savings of approximately $160.0 million on an annualized basis.  In addition, we reduced our operating and general and administrative expenses by $38.2 million through the implementation of cost containment actions and achievement of efficiencies.  At the same time, we made progress in occupancy throughout the year, leasing over 5 million square feet in our operating and development portfolios.  As a result of these combined activities, we made significant improvements to our balance sheet and liquidity position, in addition to our operational performance.

The store closure and bankruptcy activity that had increased to record levels in 2008 and early 2009, declined significantly in the latter half of 2009.  In an effort to minimize the impact from any store closures, we dedicated a specific group of employees to explore various backfill strategies, including temporary tenants, options for space redevelopment, signing junior anchor replacements, and other alternative uses.  Due to this proactive approach, we experienced only a 1.9% decline in our portfolio occupancy rates year over year and annual gross rent lost from store closures accounts for less than one percent of our annual revenues.  We are encouraged by the number of retailers reporting improving margins and cash flows and are hopeful that bankruptcy and store closures will remain limited.

Our Funds From Operations (“FFO”) for the year ended December 31, 2009 decreased $94.1 million compared to the prior year. FFO was negatively impacted by non-cash impairment charges totaling $122.6 million related to three of our operating properties and our investment in Jinsheng, a Chinese real estate company.  In addition to these charges, FFO was negatively impacted by decreased revenues from rents and management, development and leasing fees and by decreased gains on outparcel sales.  These declines were partially offset by decreased operating, interest and income tax expense.  FFO for the prior year included a write-down of marketable securities of $17.2 million, partially offset by one-time fee income collected from an affiliate of Centro Properties Group (“Centro”) of $8.0 million.  FFO is a key performance measure for real estate companies.  Please see the more detailed discussion of this measure on page 78.

Given the challenges that our industry faced in 2009, we believe our operating performance was sound and demonstrated the value of our market-dominant strategy.  We are pleased to have made significant progress on the leasing front, improving occupancy throughout the last half of the year.  As we move forward in 2010, we remain focused on revenue improvements as well as continuing to monitor expenses. We are seeing a number of encouraging signs, in both the capital and retail markets, and are optimistic that these improvements will positively support our performance going forward.

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Properties that were in operation for the entire year during both 2009 and 2008 are referred to as the “2009 Comparable Properties.” Since January 1, 2008, we have acquired or opened a total of seven community centers, one mixed-use center and one office building.  Of these properties, three community centers, one mixed-use center and one office building are included in the Company’s operations on a consolidated basis (collectively referred to as the “2009 New Properties”).  The transactions related to the 2009 New Properties impact the comparison of the results of operations for the year ended December 31, 2009 to the results of operations for the year ended December 31, 2008.

The 2009 New Properties are as follows:

Property	Location	Date Acquired / Opened
Acquisitions:
Renaissance Center (1)	Durham, NC	February 2008

New Developments:
CBL Center II	Chattanooga, TN	January 2008
Pearland Town Center	Pearland, TX	July 2008
Plaza Macaé (2)	Macaé, Brazil	September 2008
Statesboro Crossing	Statesboro, GA	October 2008
Hammock Landing (1)	West Melbourne, FL	April 2009
Summit Fair (3)	Lee’s Summit, MO	August 2009
Settlers Ridge	Robinson Township, PA	October 2009
The Promenade	D’Iberville, MS	October 2009

(1)
These properties represent 50/50 joint ventures that are accounted for using the equity method of accounting and are included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)
This property was sold in December 2009.  It represented a 60/40 joint venture that was accounted for using the equity method of accounting and was included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(3)	CBL’s interest represents cost of the land underlying the project for which it will receive ground rent and a percentage of the net operating cash flows.

Revenues

The $40.2 million decrease in rental revenues and tenant reimbursements was attributable to a decrease of $51.7 million from the Comparable Properties, partially offset by an increase of $11.5 million from the New Properties.  The decline in revenues of the Comparable Properties was primarily driven by decreases of $30.1 million in base rents, $12.0 million in tenant reimbursements, $5.0 million in net below market lease amortization and $2.0 million in lease termination fees.  Base rents and tenant reimbursements declined due to decreased occupancy in the current year period compared to the prior year period.

Our cost recovery ratio improved to 101.8% for 2009 from 95.7% for 2008.  While tenant reimbursements have declined from prior year levels due to lower occupancy, the cost recovery ratio has been positively impacted by operating expense reductions, including lower bad debt expense.

The decrease in management, development and leasing fees of $12.0 million was primarily attributable to lower management and development fee income.  Management fee income for the prior year period included a one-time fee of $8.0 million received from Centro related to a joint venture with Galileo that we exited in 2005. Development fee income decreased $4.0 million due to the completion in the prior year or early part of the current year of certain joint venture developments that were under construction during the prior year period.

Other revenues increased $3.5 million compared to the prior year period due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Property operating expenses, including real estate taxes and maintenance and repairs, decreased $34.0 million due to a decrease of $42.1 million related to the Comparable Properties, partially offset by an increase of $8.1 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $11.3 million in payroll and related expenses, $9.1 million in promotion costs, $8.1 million in contracted security and maintenance services, $4.6 million in bad debt expense, $1.9 million in utilities expense and $1.0 million in snow removal costs.  Payroll expenses have declined due to our cost containment initiatives that were implemented during the latter half of the prior year which included staff reductions from centralization of certain administrative and operating functions and eliminations of certain pay increases and reductions of bonuses.  Bad debt expense decreased as a result of less store closure and bankruptcy activity compared to the prior year period.

The decrease in depreciation and amortization expense of $22.8 million resulted from decreases of $28.8 million from the Comparable Properties, partially offset by increases of $6.0 million from the New Properties. The decrease attributable to the Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior year period. Amortization of tenant allowances attributable to the Comparable Properties in the prior year period included approximately $40.3 million of write-offs of certain tenant allowances and intangible lease assets related to early lease terminations. This decrease was partially offset by increased depreciation expense related to capital expenditures for tenant allowances and deferred maintenance since the prior-year period.

General and administrative expenses decreased $4.2 million primarily as a result of declines of $9.9 million in payroll and related expenses and $2.5 million in travel and convention expenses, partially offset by a reduction in capitalized overhead of $8.8 million. The prior year period general and administrative expenses included $3.0 million of certain benefits related to the retirement of several senior officers and severance expenses related to staff reductions.  As a percentage of revenues, general and administrative expenses were 3.8% in 2009 compared to 4.0% in 2008.

We recorded a non-cash loss on impairment of real estate assets of $114.9 million in 2009 related to write downs of the carrying value of three shopping center properties to their estimated fair values. See Carrying Value of Long-Lived Assets in the Critical Accounting Polices section herein for further discussion of these properties and the related impairment charges.

Other expenses decreased $7.5 million primarily due to a decrease in abandoned projects expense of $10.8 million, partially offset by an increase of $3.3 million related to our subsidiary that provides security and maintenance services to third parties. The higher abandoned projects expense in 2008 was a result of our decision to forego further investments in certain projects that were in various stages of pre-development in order to preserve capital. None of the projects included in the 2008 write-offs were under construction.

Other Income and Expenses

Interest expense decreased $19.2 million primarily due to the decrease in variable interest rates for much of 2009 and lower overall debt levels as compared to the prior year period as a result of efforts to deleverage our balance sheet, including the common stock offering we completed in June 2009.

During 2009, we incurred impairment losses totaling $9.3 million.  We recorded a non-cash charge of $7.7 million on our investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China.  We also recorded a $1.6 million charge related to the sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.  During 2008, we recorded a $17.2 million non-cash write-down related to certain investments in marketable securities.  The impairment resulted from a significant and sustained decline in the market value of the securities.

During 2009, we recognized gain on sales of real estate assets of $3.8 million.  The gain of $3.8 million resulted from the sale of six parcels of land.  We recorded a gain on sales of real estate assets of $12.4 million in the prior year period related to the sale of 14 parcels of land and one parcel of land for which the gain had previously been deferred.

Equity in earnings of unconsolidated affiliates increased by $2.7 million during 2009, primarily due to the opening of certain joint venture properties during the current year period that were not in operation during the prior year period and gains from a higher level of outparcel sales completed in 2009 by unconsolidated affiliates compared to 2008.

The income tax benefit of $1.2 million in 2009 relates to the results of our taxable REIT subsidiary and consists of a deferred tax benefit of $2.2 million, partially offset by a provision for current income taxes of $1.0 million.  During 2008, we recorded an income tax provision of $13.5 million, consisting of a provision for current and deferred income taxes of $11.6 million and $1.9 million, respectively.  The higher income tax provision for 2008 resulted from the recognition of the aforementioned $8.0 million fee income in addition to a significant amount of gains related to sales of outparcels and discontinued operations attributable to the taxable REIT subsidiary.

We recognized income on discontinued operations of $0.1 million in 2009, compared to income of $5.6 million in 2008. Discontinued operations for 2008 reflect the operating results of seven community centers and two office properties that were sold during 2008 and a gain of $3.8 million related to the disposition of these properties.  Discontinued operations for 2009 and 2008 include true-ups of estimated expenses to actual amounts for properties sold during previous years.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Properties that were in operation for the entire year during both 2008 and 2007 are referred to as the “2008 Comparable Properties.” From January 1, 2007 through December 31, 2008, we acquired or opened a total of six malls/open-air centers, one associated center, 14 community centers, one mixed-use center and 19 office buildings.  Of these properties, five malls/open-air centers, one associated center, eleven community centers, one mixed-use center and 13 office buildings are included in the Company’s operations on a consolidated basis (collectively referred to as the “2008 New Properties”).  The transactions related to the 2008 New Properties impact the comparison of the results of operations for the year ended December 31, 2008 to the results of operations for the year ended December 31, 2007.  The 2008 New Properties are as follows:

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

Revenues

The $83.9 million increase in rental revenues and tenant reimbursements was attributable to an increase of $92.9 million from the 2008 New Properties, partially offset by a decrease of $9.0 million from the 2008 Comparable Properties.  The decrease in revenues of the 2008 Comparable Properties was driven by reductions of $4.4 million in below-market lease amortization, $4.0 million in percentage rents, $3.1 million in straight line rental income, $2.5 million in short-term rents and $1.4 million in marketing reimbursements from tenants.  These decreases were partially offset by increases of $4.9 million in minimum rents and $1.7 million in lease termination fees.   Below-market lease amortization decreased primarily due to an increased number of tenant leases becoming fully amortized in the prior year.  Percentage rents declined due to reduced sales.  Straight line rental income decreased, for the most part, as a result of increased store closures.  Short-term rents decreased due to a lower number of seasonal tenants during the fourth quarter of 2008 as compared to the prior year.  The reduction in marketing reimbursements from tenants is a result of reduced marketing expenses incurred during the year.  The improvement in base rents resulted from our ability to achieve overall positive rental spreads in 2008 through our new and renewal leasing efforts.  The increase in lease termination fees was primarily attributable to one tenant that closed stores at several properties during the latter half of the year.

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

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rents in the fourth quarter. Additionally, the malls earn most of their “temporary” rents (rents from short-term tenants) during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center (the financial results of which are classified in Malls), which opened in July 2008, are our only non-stabilized malls as of December 31, 2009.

We derive a significant amount of our revenues from the Mall properties. The sources of our revenues by property type were as follows:

	Year Ended December 31,
	2009	2008
Malls	90.3%	89.7%
Associated centers	3.8%	3.8%
Community centers	1.8%	1.3%
Mortgages, office building and other	4.1%	5.2%

Mall store sales for the year ended December 31, 2009 on a comparable per square foot basis were $313 per square foot compared with $331 per square foot for 2008, representing a decline of 5.4%.  Sales declines moderated over the course of the holiday season with December showing the smallest decline.  As retailers revised their business plans in 2009 to focus on controlling inventory levels and reducing costs, they reported improving margins and better profitability.  Recent trends have been encouraging and we believe that will continue into the coming year.

Occupancy

Our portfolio occupancy is summarized in the following table:

	December 31,
	2009	2008
Total portfolio	90.4%	92.3%
Total mall portfolio	91.3%	92.6%
Stabilized malls	91.6%	92.9%
Non-stabilized malls	76.3%	86.5%
Associated centers	92.5%	92.2%
Community centers	80.9%	92.1%

We continue to see the benefits of our market-dominant mall strategy come through in our portfolio occupancy.  We were pleased that stabilized mall occupancy results were slightly better than expected with a decline of only 130 basis points to 91.6% compared to the prior year and an increase of 130 basis points compared to September 30, 2009.  Our total portfolio occupancy declined 190 basis points to 90.4% compared to the prior year and increased 120 basis points compared to September 30, 2009.  We have made significant progress throughout the last half of the year in our occupancy levels.  Occupancy costs as a percentage of sales for the stabilized malls were 13.9% and 13.2% for 2009 and 2008, respectively.  The increase in occupancy costs was primarily due to a decline in overall sales in the stabilized mall portfolio.

Total portfolio occupancy levels as of December 31, 2009 as compared to those at December 31, 2008 were primarily impacted by the closure of junior boxes in our portfolio that occurred during 2009.  Of the roughly 50 junior anchor and box locations that vacated as a result of the 2008 bankruptcies and store closures, we have executed leases or letters of intent totaling more than 1,000,000 square feet or approximately 45% of the vacated space.   The majority of these stores will open throughout 2010, which should positively impact occupancy in our community and associated center portfolios.

The following table summarizes certain information related to seven national retailers in our portfolio who announced during 2009 that they had filed for bankruptcy protection.  The Company’s total exposure to these bankruptcy filings, of these tenants is approximately 1.2% of total annual revenues, based on the aggregate annual gross rents:

	Locations	Square Feet	Annual Gross Rents
($ in millions)
Eddie Bauer	17	124,000	$4.9
Garfields	10	53,000	1.7
Ritz Camera	27	48,000	2.4
S&K Menswear	16	60,000	1.4
Strasburg Children	7	11,000	0.3
Finlay Enterprises (1)	7	13,000	0.9
JDH Enterprises (2)	8	28,000	0.5
The Walking Company	8	12,000	0.9

(1)	Finlay Enterprises operates Carlyle and Bailey Banks & Biddle Jewelers.
(2)	JDH Enterprises operates Lim’s and Basix.

While it is difficult to predict the level of bankruptcies we may experience going forward, we have been encouraged by the number of retailers reporting improving margins.  During the last quarter of 2009, we experienced the lowest bankruptcy activity of any other quarter within the year, with one filing from The Walking Company.

Leasing

During 2009, we signed more than 5.0 million square feet of leases, including approximately 0.3 million square feet of development leases and approximately 4.7 million square feet of leases in our operating portfolio.  The 4.7 million square feet in our operating portfolio was comprised of 1.6 million square feet of new leases and 3.1 million square feet of renewal leases.  This compares with a total of approximately 6.1 million square feet of leases signed during 2008, including approximately 2.0 million square feet of development leasing and 4.1 million square feet of leases in our operating portfolio.  The 4.1 million square feet in our operating portfolio was comprised of 1.0 million square feet of new leases and 3.1 million square feet of renewal leases.

Average annual base rents per square foot for small shop space less than 10,000 square feet were as follows for each property type:

	December 31,
	2009	2008
Stabilized malls	$29.40	$29.46
Non-stabilized malls	25.81	25.81
Associated centers	11.75	11.91
Community centers	14.99	14.46
Office buildings	19.10	18.50

Results from new and renewal leasing of comparable small shop space of less than 10,000 square feet during the year ended December 31, 2009 for spaces that were previously occupied are as follows:

Property Type	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	%Change Initial	New Average Gross Rent PSF (2)	%Change Average

All Property Types (1)	2,454,311	$38.82	$33.19	-14.5%	$34.09	-12.2%
Stabilized Malls	2,215,105	40.73	34.72	-14.8%	35.66	-12.4%
New leases	560,589	43.89	38.43	-12.4%	40.83	-7.0%
Renewal leases	1,654,516	39.66	33.46	-15.6%	33.91	-14.5%

(1)  Includes Stabilized malls, Associated centers, Community centers and Office buildings.
(2)  Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

For stabilized mall leasing in 2009, on a same space basis, rental rates were signed at an average decrease of 12.4% from the prior gross rent per square foot.  We have experienced pressure on rental rates and anticipate that this will continue until we see sustained improvements in sales trends.  The long-term impact of the negative spreads is being mitigated by signing the less profitable deals for shorter lease terms, which affords us the opportunity to regain market rents when sales trends improve. Portfolio deals in certain categories, including book, card, home goods, jewelry, shoe and gift stores and sit-down restaurants, had a disproportionately negative impact on rent spreads.  While these gross rent levels were lower than we would have liked, we are building upside potential in the leases through higher percentage rent rates and lower sales breakpoints.

Liquidity and Capital Resources

In November 2009, we closed on the extension and modification of our $560.0 million unsecured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at our election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The interest rate on the facility was modified to bear interest at an annual rate equal to one-month, three-month or six-month LIBOR (at our option) plus a spread that increases over the facility’s term, based on our leverage ratio, with LIBOR subject to a minimum of 1.50% for periods commencing on or after January 1, 2010.  There were no significant changes to the facility’s debt covenants.

In September 2009, we extended and modified our $525.0 million secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to one-month, three-month, or six-month LIBOR (at our option) plus 3.25% to 4.25%, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  There were no significant changes to the facility’s debt covenants.

Of the $1,073.7 million of our pro rata share of consolidated and unconsolidated debt that is scheduled to mature during 2010, excluding debt premiums, we have extensions of $540.0 million available at our option that we intend to exercise, leaving $533.7 million representing 14 operating property loans.  We intend to retire selected operating property loans at maturity with availability on our $560.0 million secured credit facility, at which time the properties supporting these loans will be pledged to the collateral pool securing this facility.  The Company also intends to refinance certain of the maturing operating property loans.

In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock for $6.00 per share. We used the net proceeds of $381.8 million to repay outstanding borrowings under our credit facilities.

In April 2009, we paid the first quarter dividend of $0.37 on our common stock in a combination of cash and common stock.  We issued 4,754,355 shares of common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding.  During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income.  We paid second and third quarter cash dividends of $0.11 and $0.05 per share, respectively, on July 15, 2009 and October 15, 2009, respectively.  On December 2, 2009, we announced a fourth quarter cash dividend of $0.05 per share to be paid on January 15, 2010.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

See Debt and Equity below for additional information.

We believe that the combination of our financing activities, the completion of our common stock offering, the cash flows generated from our operations, our reduced dividend, our equity and debt sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $48.1 million of unrestricted cash and cash equivalents as of December 31, 2009, a decrease of $3.1 million from December 31, 2008.  Cash provided by operating activities during 2009, increased $12.5 million to $431.6 million from $419.1 million during 2008. The increase was primarily attributable to increases in cash flows as a result of the 2009 New Properties, in addition to lower operating, interest, general and administrative and income tax expenses.  This was partially offset by a decrease in cash flows from the 2009 Comparable Properties due to declines in revenues resulting from lower occupancy.  We also experienced decreased interest and other income and income from discontinued operations.  Included in the prior year amount of cash provided by operating activities was the receipt of a one-time fee of $8.0 million from affiliates of Centro.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total Pro Rata Share	Weighted Average Interest Rate (1)
December 31, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,888,822	$(23,737)	$404,104	$4,269,189	5.99%
Recourse loans on operating properties	160,896	-	-	160,896	4.97%
Total fixed-rate debt	4,049,718	(23,737)	404,104	4,430,085	5.95%
Variable-rate debt:
Recourse term loans on operating properties	242,763	(928)	98,708	340,543	2.12%
Construction loans	126,958	-	88,179	215,137	3.37%
Land loans	-	-	3,276	3,276	2.23%
Secured lines of credit	759,206	-	-	759,206	4.19%
Unsecured term facilities	437,494	-	-	437,494	1.73%
Total variable-rate debt	1,566,421	(928)	190,163	1,755,656	3.07%
Total	$5,616,139	$(24,665)	$594,267	$6,185,741	5.13%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total Pro Rata Share	Weighted Average Interest Rate (1)
December 31, 2008:
Fixed-rate debt:
Non-recourse loans on operating properties	$4,208,347	$(23,648)	$418,761	$4,603,460	6.08%
Secured line of credit (2)	400,000	-	-	400,000	4.45%
Total fixed-rate debt	4,608,347	(23,648)	418,761	5,003,460	5.96%
Variable-rate debt:
Recourse term loans on operating properties	262,946	(928)	46,346	308,364	2.52%
Construction loans	115,339	-	85,182	200,521	2.19%
Land loans	-	-	11,940	11,940	3.04%
Unsecured line of credit	522,500	-	-	522,500	1.92%
Secured lines of credit	149,050	-	-	149,050	1.45%
Unsecured term facilities	437,494	-	-	437,494	1.88%
Total variable-rate debt	1,487,329	(928)	143,468	1,629,869	2.02%
Total	$6,095,676	$(24,576)	$562,229	$6,633,329	4.99%
(1)	Weighted average interest rate including the effect of debt premiums and discounts, but excluding amortization of deferred financing costs.
(2)
We had interest rate swaps on notional amounts totaling $400,000 as of December 31, 2008 related to our largest secured line of credit to effectively fix the interest rate on that portion of the line of credit.  Therefore, this amount is reflected in fixed-rate debt as of December 31, 2008.

Of the $1,073.7 million of our pro rata share of consolidated and unconsolidated debt as of December 31, 2009 that is scheduled to mature during 2010, excluding debt premiums, we have extensions of $540.0 million available at our option that we intend to exercise, leaving $533.7 million of maturities in 2010 that must be retired or refinanced, representing 14 operating property loans.  In January 2010, we closed a $72.0 million non-recourse loan secured by St. Clair Square in Fairview Heights, IL, replacing the existing $57.2 million loan that was scheduled to mature in April 2010.  The excess proceeds from the refinancing were used to pay down our secured credit facilities.  We intend to retire selected operating property loans at maturity with availability on our $560.0 million credit facility, at which time the properties supporting these loans will be pledged to the collateral pool securing this facility.  At December 31, 2009, we had $222.6 million of availability on this line of credit.  The Company also intends to refinance certain of the maturing operating property loans.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.7 years and 3.9 years at December 31, 2009 and 2008, respectively. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.5 years and 4.6 years at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, our pro rata share of consolidated and unconsolidated variable-rate debt represented 28.4% and 24.6%, respectively, of our total pro rata share of debt. As of December 31, 2009, our share of consolidated and unconsolidated variable-rate debt represented 21.1% of our total market capitalization (see Equity below) as compared to 21.2% as of December 31, 2008.

Secured Lines of Credit

In November 2009, we closed on an extension and modification of our $560.0 million unsecured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at our election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The conversion of the unsecured facility to a secured facility will take place as we use availability under the facility to retire several non-recourse, property-specific CMBS mortgages that mature through 2011. We intend to retire these mortgages at the earliest dates on which they may be prepaid at par or their scheduled maturity dates in order to avoid any prepayment fees.  The unused availability under the facility may only be used to retire these mortgages, until such time as the facility becomes fully secured.  The real estate assets securing these mortgages will then be pledged as collateral to secure the facility.

The modification also revised the interest rate on the $560.0 million new secured facility to bear interest at an annual rate equal to one-month, three-month or six-month LIBOR (at our option), with LIBOR subject to a minimum of 1.50% for periods commencing on or after January 1, 2010, plus a spread that increases over the facility’s term, based on our leverage ratio, commencing with a margin of 0.75% to 1.20%, through August 2010, a margin of 1.45% to 1.90% through August 2011 and increasing thereafter to 3.25% to 4.25% until April 2014.  In connection with the extension and modification of the credit facility, we paid aggregate fees of approximately $6.7 million, reflected in intangible lease assets and other assets in our consolidated balance sheet as of December 31, 2009.  Additionally, we must pay an annual fee of 0.35%, to be paid quarterly, based upon any unused commitment of the credit facility and will pay a one-time fee of 1.067% of the total capacity of the facility should we exercise our option to extend the maturity date to April 2014.  There were no significant changes to the facility’s debt covenants.

Certain assets were pledged as collateral as of the closing.  We retired two secured facilities with total capacity of $37.2 million and pledged the properties previously securing those two facilities as collateral to the new secured credit facility.

In December 2009, we retired a $52.3 million non-recourse loan on Eastgate Mall in Cincinnati, OH with borrowings from the $560.0 million secured credit facility and pledged the property as collateral to the facility.  In addition, we retired a $40.0 million recourse loan on Meridian Mall in Lansing, MI and pledged the property as collateral to the facility.

In September 2009, we extended and modified our $525.0 million secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to the one-month, three-month, or six-month London Interbank Offered Rate (“LIBOR”) (at our option) plus 3.25% to 4.25%, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  In connection with the extension and modification of the credit facility, we paid aggregate fees of approximately $7.5 million, reflected in intangible lease assets and other assets in our consolidated balance sheet as of December 31, 2009.  Additionally, we must pay an annual fee of 0.35%, to be paid quarterly, based upon any unused commitment.  We will pay a one-time extension fee of 0.35% should we exercise our option to extend the maturity date to February 2013.  There were no significant changes to the facility’s debt covenants.

The $560.0 million and $525.0 million secured credit facilities contain, among other restrictions, certain financial covenants including the maintenance of certain coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  Our debt to gross asset value at December 31, 2009 was 55%, compared to the required maximum of 65%.  Our interest coverage ratio was 2.34 compared to the required minimum of 1.75 and our debt service coverage ratio was 1.87 compared to the required minimum of 1.50.  We have also performed stress tests on our covenant calculations assuming changes in cap rate assumptions and interest rates that would negatively impact our calculation results.  Based on the results of these tests, we believe that we currently have adequate capacity to continue meeting the requirements of our debt covenants.  We were in compliance with all covenants and restrictions at December 31, 2009.

In May 2009, we extended and modified our $105.0 million secured credit facility, of which First Tennessee Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from June 2010 to June 2011.  The interest rate on the facility was modified to bear interest at annual rate equal to LIBOR plus 3.00%, with LIBOR subject to a minimum of 1.50%.

Of our three secured lines of credit with total availability of $1,190.0 million, $759.2 million was outstanding as of December 31, 2009. The secured lines of credit bear interest at LIBOR, subject to a minimum of 1.50% with the exception of the $560.0 million facility for which the 1.50% minimum is effective January 1, 2010, plus a margin ranging from 0.75% to 4.25%. Borrowings under the secured lines of credit had a weighted average interest rate of 4.19% at December 31, 2009.

We also have a secured line of credit with total capacity of $17.0 million that is used only to issue letters of credit.  There was $4.9 million outstanding under this line at December 31, 2009.

Unsecured Term Facilities

In April 2008, we entered into an unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility.  At December 31, 2009, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 1.94%.  The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.  The facility was used to pay down outstanding balances on our $560.0 million secured line of credit.

We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At December 31, 2009, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.49%.  We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale, or our share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

We have unsecured lines of credit with total availability of $16.3 million that are used only to issue letters of credit. There was $7.1 million outstanding under these lines at December 31, 2009.

The agreements to our $560.0 million and $525.0 million secured lines of credit and two unsecured term facilities with balances of $209.5 million and $228.0 million as of December 31, 2009, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which this agreement references cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.

Mortgages on Operating Properties

During the third quarter of 2009, we completed a loan extension on a variable-rate term loan of $11.6 million secured by CBL Center II in Chattanooga, TN.  The loan was extended for a period of two years from August 2009 to August 2011, with a modification of the interest rate from LIBOR plus a spread of 1.25% to LIBOR, subject to a minimum of 1.50%, plus a spread of 3.00%.

During the second quarter of 2009, we closed two 10-year, non-recourse loans including a $33.6 million loan secured by Honey Creek Mall in Terre Haute, IN and a $57.8 million loan secured by Volusia Mall in Daytona Beach, FL.  The loans are with the existing institutional lender and have an interest rate of 8.0%.  These loans replaced an existing $30.0 million loan secured by Honey Creek Mall and a $51.1 million loan secured by Volusia Mall.  We used the $9.0 million of excess proceeds, plus cash on hand, to retire the $30.0 million loan secured by Bonita Lakes Mall and Bonita Lakes Crossing in Meridian, MS held by the same institutional lender.  These two properties were then placed in the collateral pool securing our $525.0 million secured line of credit.

During the first quarter of 2009, we completed three loan extensions.  A variable-rate term loan of $17.3 million secured by Milford Marketplace in Milford, CT was extended for a period of three years from January 2009 to January 2012, with an additional one year extension available at our option.  A $38.2 million fixed-rate loan secured by Oak Hollow Mall was extended for a period of three years from February 2009 to February 2012, with a modification of the interest rate from 7.31% to 4.50%, and a 7.50% fixed-rate loan of $59.0 million secured by St. Clair Square in Fairview Heights, IL was extended for one year from April 2009 to April 2010.  Also during the first quarter, we closed a $74.1 million non-recourse loan secured by Cary Towne Center in Cary, NC, with a fixed interest rate of 8.50% that matures in March 2017.   The loan replaced an $81.8 million loan which had a fixed interest rate of 6.85% and was scheduled to mature in March 2009. The loan was refinanced with the existing institutional lender.

Subsequent to December 31, 2009, we closed a $72.0 million non-recourse loan secured by St. Clair Square in Fairview Heights, IL.  The new five-year loan bears interest at a variable rate of LIBOR plus 400 basis points.  This loan replaced the existing $57.2 million loan, which was scheduled to mature in April 2010.  Excess proceeds from the refinancing were used to pay down our secured credit facilities.

Interest Rate Hedging Instruments

In January 2009, we entered into a $129.0 million interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of our properties equal to the then-outstanding cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  We did not designate this cap as a hedge under generally accepted accounting practices (“GAAP”) and, thus, record any unrealized gain or loss on the cap as interest expense in our condensed consolidated statement of operations.  The interest rate cap had a nominal fair value as of December 31, 2009 and matures on July 12, 2010.

Subsequent to December 31, 2009, we entered into a $72.0 million interest rate cap agreement (amortizing to $69.4 million) to hedge the risk of changes in cash flows on the borrowings of one of our properties equal to the cap notional.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.00%.  The cap matures in January 2012.

The following table provides information relating to each of our hedging instruments that had been designated as hedges for GAAP accounting purposes to hedge the risk of changes in cash flows related to our interest payments as of December 31, 2009 and 2008 (dollars in thousands):

Instrument Type	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/09	Fair Value at 12/31/08	Maturity Date
Cap	$80,000	USD-SIFMA Municipal Swap Index	4.000%	$2	$29	Dec-10
Pay fixed/ Receive variable Swap	40,000	1-month LIBOR	2.175%	(636)	(772)	Nov-10
Pay fixed/ Receive variable Swap	87,500	1-month LIBOR	3.600%	(2,271)	(3,787)	Sep-10
Pay fixed/ Receive variable Swap	150,000	1-month LIBOR	3.553%	-	(3,989)	Dec-09
Pay fixed/ Receive variable Swap	250,000	1-month LIBOR	3.705%	-	(7,022)	Dec-09

Equity

In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock for $6.00 per share. We used the net proceeds of $381.8 million to repay outstanding borrowings under our credit facilities.

In contemplation of the common stock offering described above, certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”) (collectively, the "Deferring Holders"), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the "Forbearance Agreement"), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37,000,000 of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which we effectively amended our Certificate of Incorporation to increase our authorized share capital to include at least 217,000,000 shares of common stock (the "Replenishment Date") or (B) December 31, 2009. The Deferring Holders also agreed to waive our obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date were to occur.

Under the terms of the Forbearance Agreement, if, following the deferral described above, the Deferring Holders had exercised their exchange rights before we had available a sufficient number of authorized shares of our common stock to deliver in satisfaction of such exchange rights, we would have been compelled to satisfy such rights with cash payments to the extent we did not have sufficient shares of common stock available. As a result of entering into the Forbearance Agreement, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that were in excess of the previous authorized number of shares of common stock were reclassified to redeemable noncontrolling interests.

On October 7, 2009, we reconvened our special meeting of stockholders, previously convened on September 21, 2009, during which stockholder approval was obtained to amend the Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 180,000,000 shares to 350,000,000 shares.  As such, the Forbearance Agreement of the Deferring Holders expired in accordance with its terms and the units subject to that agreement have been reclassified to noncontrolling interests as of December 31, 2009.

During the year ended December 31, 2009, we received $0.1 million in proceeds from our dividend reinvestment plan. In addition, we paid dividends of $78.3 million to holders of our common stock and our preferred stock, as well as $86.6 million in distributions to the noncontrolling investors in our Operating Partnership and other consolidated subsidiaries.

In April 2009, we paid the first quarter dividend of $0.37 on our common stock in a combination of cash and common stock.  We issued 4,754,355 shares of common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. We initially elected to treat the issuance of our common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented was adjusted proportionately to reflect the additional common stock issued.  In January 2010, new accounting guidance was issued that requires stock distributions such as the one we made in connection with our first quarter dividend be treated as a stock issuance.  The guidance is effective for interim and annual periods ending on or after December 15, 2009 and retrospective application is required.  Thus, all share and per share amounts that were previously adjusted to reflect the distribution as a stock dividend, have been revised to appropriately reflect the distribution as a stock issuance on the date of payment.

During the second quarter, our Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of our estimated taxable income.  We paid a second quarter cash dividend of $0.11 per share on July 15, 2009 and a third quarter cash dividend of $0.05 per share on October 15, 2009.  On December 2, 2009, we announced a fourth quarter cash dividend of $0.05 per share to be paid on January 15, 2010.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. However, the ratio as of December 31, 2009 was impacted by the decline in the market price of our common stock.  Our bank covenants are based on gross asset values and are, therefore, not subject to market fluctuations in our stock price.  Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at December 31, 2009 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	189,837	$9.67	$1,835,724
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	700	250.00	175,000
Total market equity			2,125,724
Company’s share of total debt			6,185,741
Total market capitalization			$8,311,465
Debt-to-total-market capitalization ratio			74.4%

(1)
Stock price for common stock and operating partnership units equals the closing price of our common stock on December 31, 2009. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009 (dollars in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt:
Total consolidated debt service (1)	$6,740,652	$1,323,114	$2,516,534	$875,239	$2,025,765
Noncontrolling investors’ share in other consolidated subsidiaries	(31,120)	(2,255)	(14,145)	(1,895)	(12,825)
Our share of unconsolidated affiliates’ debt service (2)	731,781	134,285	147,692	145,283	304,521
Our share of total debt service obligations	7,441,313	1,455,144	2,650,081	1,018,627	2,317,461

Operating leases: (3)
Ground leases on consolidated properties	71,863	1,799	3,750	3,794	62,520

Purchase obligations: (4)
Construction contracts on consolidated properties	8,672	8,672	-	-	-
Our share of construction contracts on unconsolidated properties	2,258	2,258	-	-	-
Our share of construction contract obligations	10,930	10,930	-	-	-

Our share of total contractual obligations	$7,524,106	$1,467,873	$2,653,831	$1,022,421	$2,379,981

(1)
Represents principal and interest payments due under the terms of mortgage and other indebtedness and includes $1,736,320 of variable-rate debt service on eight operating Properties, two construction loans, two secured credit facilities and two unsecured term facilities. The variable-rate loans on the operating Properties call for payments of interest only with the total principal due at maturity. The construction loans and credit facilities do not require scheduled principal payments. The future contractual obligations for all variable-rate indebtedness reflect payments of interest only throughout the term of the debt with the total outstanding principal at December 31, 2009 due at maturity. The future interest payments are projected based on the interest rates that were in effect at December 31, 2009. See Note 6 to the consolidated financial statements for additional information regarding the terms of long-term debt.

(2)	Includes $197,458 of variable-rate debt service. Future contractual obligations have been projected using the same assumptions as used in (1) above.
(3)
Obligations where we own the buildings and improvements, but lease the underlying land under long-term ground leases. The maturities of these leases range from 2010 to 2089 and generally provide for renewal options.

(4)
Represents the remaining balance to be incurred under construction contracts that had been entered into as of December 31, 2009, but were not complete. The contracts are primarily for development of Properties.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $40.2 million during the year ended December 31, 2009 for tenant allowances, which typically generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $11.8 million for the year ended December 31, 2009 and included $3.1 million for resurfacing and improved lighting of parking lots, $3.2 million for roof repairs and replacements and $5.5 million for various other capital expenditures. Renovation expenditures were $0.4 million for the year ended December 31, 2009.

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

As part of our strategy to strengthen our liquidity position, we have focused on reducing capital expenditures related to renovations and tenant allowances.  Since the vast majority of our properties have been renovated within the last ten years, we decided to delay any renovation plans during 2009 and do not have any renovations currently scheduled for 2010.

We completed four development projects during 2009 and have one project under development as of December 31, 2009.  Two of these projects were started in 2007 and three were started in 2008.  We decided to suspend the pursuit of other development projects until the retail climate becomes more favorable.  We are taking a conservative approach to development activities until we believe that the leasing environment has improved.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following tables summarize our development projects as of December 31, 2009:

Properties Opened During the Year Ended December 31, 2009
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Date Opened	Initial Yield (a)

Mall Expansions:
Asheville Mall - Barnes & Noble	Asheville, NC	40,000	$11,684	$8,037	Spring-09	5.3%
Oak Park Mall - Barnes & Noble	Kansas City, KS	34,000	9,619	11,493	Spring-09	7.9%	(b)

Redevelopmets:
West County Center – restaurant village	St. Louis, MO	90,620	34,149	26,960	Spring-09	9.9%

Community Centers:
Hammock Landing (Phases I and IA)	West Melbourne, FL	470,042	36,757	37,553	Spring-09/ Fall-10	7.9%	(c) (f)
Settlers Ridge (Phase I)	Robinson Township, PA	401,022	109,111	91,624	Fall-09	6.0%	(b) (f)
Summit Fair	Lee’s Summit, MO	483,172	22,000	22,000	Summer-09/ Summer-10	9.0%	(d)
The Promenade	D’Iberville, MS	651,262	82,568	71,875	Fall-09	7.6%	(e)
		2,170,118	$305,888	$269,542

Properties Under Development at December 31, 2009
(Dollars in thousands)

			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost	Cost To Date	Opening Date	Initial Yield (a)

Community Center:
The Pavilion at Port Orange (Phases I and 1A)	Port Orange, FL	483,942	66,870	59,228	Fall-09/Summer-10	7.8%	(c) (f)

(a)	Pro forma initial yields represented here may be lower than actual initial returns as they are reduced for management and development fees.
(b)	Costs to date may be gross of applicable reimbursements.
(c)	Hammock Landing and The Pavilion at Port Orange are 50/50 joint ventures. Costs to date may be gross of applicable reimbursements.
(d)	CBL’s interest represents cost of the land underlying the project for which they will receive ground rent and a percentage of the operating cash flows.
(e)
The Promenade is an 85/15 joint venture.  Amounts shown are 100% of total costs and cost to date as CBL has funded substantially all costs to date.  Costs to date may be gross of applicable reimbursements.

(f)	Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

We have one major development project currently under construction that is scheduled to open this year.  The Pavilion at Port Orange is our open-air development project located near Daytona Beach, FL.  The 415,000-square-foot-first phase will open in March with a leased or committed rate of more than 92%.  The project has already gotten off to a great start with Hollywood Theater opening in December to a very strong reception.  Additional anchors opening in March include Belk, Homegoods, Marshalls, Michaels, PETCO and ULTA.  There is no additional capital currently required for this project as all equity has been funded and a construction loan is in place for the remaining development costs.

We have taken measures to limit our initial exposure on newer projects by phasing the small shop portions or converting sections of the small shop portions to junior anchor spaces.  We are not currently pursuing any additional new developments.  Going forward we will primarily focus our development efforts on opportunities within our existing portfolio.  There continues to be significant value available through enhancing our existing shopping centers.

We celebrated the grand opening of the first phase of Hammock Landing, a community center in West Melbourne, FL, on April 1, 2009.  The project opened approximately 80% leased or committed with Kohl’s, Marshall’s, Michaels, PETCO and various small shops.  The center is off to an excellent start in terms of sales and reception from the community.  Target, ULTA and additional shops opened in July.

On October 11, 2009, we celebrated the grand opening of The Promenade in D’Iberville, MS, part of the Gulfport/Biloxi trade area.  The center opened more than 96% leased or committed for the first phase with Target, Marshall’s, ULTA, Dick’s Sporting Goods.

We also recently opened the first phase of Settlers Ridge in Pittsburgh, PA more than 94% leased or committed.  Cinemark Theater, Giant Eagle Market District, PF Chang’s, REI and LA Fitness, as well as a number of specialty stores have opened to a very strong reception from the market.

These projects have garnered a very encouraging response from the retail community and we are pleased to report strong opening leased and committed rates.  The positive reception of the projects is indicative of the positioning of the centers in their respective markets.

We completed two expansions during the first quarter of 2009.  Oak Park Mall in Kansas City, KS and Asheville Mall in Asheville, NC each opened a Barnes & Noble addition.  We also completed a redevelopment of the former Lord & Taylor space at West County Center in St. Louis, MO, forming a 90,000 square foot open-air expansion.  New tenants include North Face, Bravo, McCormick & Schmicks, Prime Bar and Barnes & Noble.

We have entered into one option agreement for the development of a future shopping center. Except for the project presented above, we do not have any other material capital commitments as of December 31, 2009.

Dispositions

We received $10.5 million in net proceeds from the sale of an easement at one of our Properties and sales of eight parcels of land during the year ended December 31, 2009.

In February 2009, we negotiated the exercise of our put option right to divest of our portion of the investment in a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., pursuant to the joint venture’s governing agreement.  Under the terms of the agreement, TENCO Realty S.A. (“TENCO”), our joint venture partner, agreed to pay us $2.0 million plus interest at a rate of 10%.  TENCO paid $0.3 million in March 2009 and $1.7 million in December 2009, plus applicable interest. There was no gain or loss on this sale.

In October 2009, we entered into an agreement for the sale of our 60% portion of the investment in a condominium partnership formed for the purpose of developing a new retail development in Macaé, Brazil for a gross sales price of $24.2 million, less brokerage commissions and other closing costs for a net sales price of $23.0 million.  During the third quarter of 2009, we recorded an impairment charge of $1.1 million due to the net loss projected at the time of closing on the sale.  The sale closed in December 2009.  We recognized an additional loss of $0.5 million on the sale at the time of closing.

In September 2008, we entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In February 2009, we negotiated a divestment agreement with our Macapa partners obligating us to fund an additional $0.6 million to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on our part to fund development costs, and to provide the other partners the option to purchase our interest in this partnership for an amount equal to our investment balance. As of December 31, 2009, we had incurred total funding of $1.2 million, including the $0.6 million of reimbursements noted above.

In December 2009, we entered into an agreement for the sale of our 60% interest with one of the condominium partnership’s investors for a gross sales price of $1.3 million, less closing costs for an estimated net sales price of $1.2 million.  The sale is expected to close in March 2010, subject to due diligence and customary closing conditions.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 21 unconsolidated affiliates that are described in Note 5 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million.  The total amount outstanding at December 31, 2009 on the loans was $69.7 million of which we have guaranteed $18.8 million.  We recorded an obligation of $0.3 million in our consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which we own a 50% interest, of which the total maximum guaranteed amount is $50.8 million.  West Melbourne developed and recently opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding at December 31, 2009 on the loans was $44.3 million. The guarantees will expire upon repayment of the debt.  The loans mature in August 2010 and have extension options available. We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of these guarantees.

We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange is currently developing The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at December 31, 2009 on the loan was $69.4 million. The guaranty will expire upon repayment of debt.  The loan matures in December 2011 and has extension options available. We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $19.6 million as of December 31, 2009.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

All acquired real estate assets are accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The purchase price is allocated to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements and (ii) identifiable intangible assets and liabilities generally consisting of above- and below-market leases and in-place leases. We use estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation methods to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt with a stated interest rate that is significantly different from market interest rates is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value.  Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved.

During the course of our normal quarterly impairment review process for the fourth quarter of 2009, we determined that it was appropriate to write down the depreciated book value of three shopping centers to their estimated fair values, resulting in a non-cash loss on impairment of real estate assets of $114.9 million for the year ended December 31, 2009.  The affected shopping centers included Hickory Hollow Mall in Nashville (Antioch), TN, Pemberton Square in Vicksburg, MS, and Towne Mall in Franklin, OH.  The revenues of these shopping centers combined accounted for approximately 1.0% of total consolidated revenues for the year ended December 31, 2009.

Hickory Hollow Mall has experienced declining income as a result of changes in the property-specific market conditions as well as increasing retail competition.  These declines were further exacerbated by the recent economic conditions.  We have formulated a repositioning plan to enhance and maximize the property’s financial results.  The plan contemplates incorporating non-retail uses at Hickory Hollow Mall and we are in the process of executing this plan.  However, as a result of the current estimate of projected future cash flows, we determined that a write-down of the depreciated book value from $107.4 million to an estimated fair value of $12.6 million was appropriate.  Currently, Hickory Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate recourse loan that had a balance of $31.6 million as of December 31, 2009.  We plan to continue to service the loan, which is self-liquidating, over the remaining eight-year term.

Pemberton Square and Towne Mall have also experienced declining property-specific market conditions.  We are exploring redevelopment plans that seek to maximize both properties’ cash flow positions.  However, due to uncertainty regarding the timing and approval of these potential redevelopment projects, we determined that it was appropriate to write down Pemberton Square's depreciated book value of $7.1 million to an estimated fair value of $1.4 million and Towne Mall's depreciated book value of $15.8 million to an estimated fair value of $1.4 million.  Pemberton Square and Towne Mall are currently unencumbered.

No impairments of long-lived assets were incurred during 2008 and 2007.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $5.0 million, $9.4 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Investments in Unconsolidated Affiliates

Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to our historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of our interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to our historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers’ interests in the joint venture. Profit recognition assumes that we have no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method are met.

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

On a periodic basis, we assess whether there are any indicators that the fair value of our investments in unconsolidated affiliates may be impaired. An investment is impaired only if our estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. Our estimates of fair value for each investment are based on a number of assumptions such as future leasing expectations, operating forecasts, discount rates and capitalization rates, among others.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the fair values estimated in the impairment analyses may not be realized.

During the year ended December 31, 2009, we incurred losses on impairments of investments totaling $9.3 million.  We recorded a non-cash charge of $7.7 million in the first quarter of 2009 on our cost-method investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  We also recorded impairment charges totaling $1.6 million related to our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment upon sale.

No impairments of investments in unconsolidated affiliates were incurred during 2008 and 2007.

Recent Accounting Pronouncements

Accounting Guidance Adopted

Effective January 1, 2009, we adopted new accounting guidance related to fair value measurements of nonfinancial assets and liabilities.  The adoption of this guidance did not have an impact on the our consolidated financial statements.  See Note 15 to the consolidated financial statements for further information.

Effective January 1, 2009, we adopted new accounting guidance related to noncontrolling interests in consolidated financial statements.  See Retrospective Impact of New Accounting Guidance below for further information regarding the adoption of this guidance, which did have an impact on our consolidated financial statements.

Effective January 1, 2009, we adopted new accounting guidance related to disclosures about derivative instruments and hedging activities.  The adoption of this guidance did not have an impact on the our consolidated financial statements, but did require additional disclosures regarding our hedging activities.  See Interest Rate Hedge Instruments in Note 6 to the consolidated financial statements for further information.

Effective January 1, 2009, we adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  The adoption did not have a material impact on our earnings per share (“EPS”).  See Retrospective Impact of New Accounting Guidance below for further information regarding the adoption of this guidance.

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

Effective January 1, 2009, we adopted a portion of accounting guidance that had previously been delayed related to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  The adoption had no impact on our consolidated financial statements.

Effective January 1, 2009, we adopted Accounting Standard Update (“ASU”) No. 2010-01, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), issued in January 2010.  ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  The provisions of ASU No. 2010-01 are effective for interim and annual periods ending on or after December 15, 2009 and retrospective application is required.  See Retrospective Impact of New Accounting Guidance below for further information regarding the adoption of this guidance.

Effective January 1, 2009, we adopted ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarifiction, (“ASU 2010-02”), issued in January 2010.  ASU 2010-02 clarifies the scope of situations and transactions to which existing accounting guidance regarding decreases in ownership of noncontrolling interests applies.  It also expands the disclosures required regarding the deconsolidation of a subsidiary or derecognition of a group of assets and requires disclosure of valuation techniques used in certain transactions resulting from business combinations achieved in stages.  The adoption did not have an impact on our consolidated financial statements.

Effective April 1, 2009, we adopted new accounting guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and regarding identifying transactions that are not orderly.  The new accounting guidance provides additional clarification on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly.  The adoption did not have an impact on our consolidated financial statements.

Effective April 1, 2009, we adopted new accounting guidance related to recognition and presentation of other-than-temporary impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements.  The new accounting guidance does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities.  The adoption did not have an impact on our consolidated financial statements, but did require additional disclosures regarding our other-than-temporary impairments on investments.  See Notes 2 and 15 to the consolidated financial statements for further information.

Effective April 1, 2009, we adopted new accounting guidance related to interim disclosures about fair value of financial instruments that amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption did not have an impact on our consolidated financial statements, but did require additional disclosures regarding the fair value of our financial instruments in our interim financial reports.

Effective April 1, 2009, we adopted new accounting guidance related to subsequent events that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the issuance of the financial statements.  The guidance requires entities to disclose the date through which an entity has evaluated subsequent events, which for public companies, shall be the date the financial statements are issued.  The adoption did not have an impact on our consolidated financial statements.

Effective July 1, 2009, we adopted the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification did not result in changes to current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one area.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  Subsequent to the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Rather, it is issuing ASUs, which are to serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The adoption of the Codification did not have an impact on our consolidated financial statements.

Effective October 1, 2009, we adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”).  ASU 2009-05 provides clarification on measuring the fair value of a liability.  In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (i) a valuation technique that uses quoted prices for identical or similar liabilities or (ii) another valuation technique, such as present value calculations or a technique based on the amount paid or received by the reporting entity to transfer an identical liability.  ASU 2009-05 is effective for interim periods beginning after its issuance.  The adoption did not have an impact on our consolidated financial statements.

Retrospective Impact of New Accounting Guidance

Effective January 1, 2009, we adopted new accounting guidance (noted above) which requires retrospective application upon adoption regarding the following topics:

•	noncontrolling interests in consolidated financial statements (“Noncontrolling Interests”),

•	determining whether instruments granted in share-based payment transactions are participating securities (“Restricted Stock”) and

•	accounting for stock dividends, including distributions to shareholders with components of stock and cash (“Stock Distribution”).

Noncontrolling Interests

Effective January 1, 2009, we adopted new accounting guidance which requires that a noncontrolling interest, previously referred to as a minority interest, in a consolidated subsidiary be reported as a separate component of equity and the amount of consolidated net income specifically attributable to a noncontrolling interest be presented separately, net of tax, below net income on our consolidated statements of operations.  The new guidance also requires that after control of an investment or subsidiary is obtained, a change in ownership interest that does not result in a loss of control should be accounted for as an equity transaction.  A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests.

In connection with the issuance of this new accounting guidance, certain revisions were also made to existing guidance regarding the classification and measurement of redeemable securities.  These revisions clarify that noncontrolling interests with redemption provisions outside of the issuer’s control that may be exchanged for consideration other than the issuer’s stock shall be reported within temporary equity at their redemption values.  We evaluated our noncontrolling interests and determined that we have one limited partner in the Operating Partnership and partners in two other consolidated subsidiaries that can require us to redeem their interests in the future with cash or real property.  Accordingly, our redeemable noncontrolling interests are recorded for all periods presented at the higher of their redemption values or their book values as of the end of each period, with any changes in value being reflected in retained earnings, or in the event of a deficit, in additional paid-in-capital, and continue to be reported within temporary equity in our consolidated balance sheets.  Subsequent adjustments to the carrying amounts of these redeemable noncontrolling interests to reflect the changes in their redemption values at the end of each reporting period are to be recorded in the same manner.  See Note 8 to the consolidated financial statements for further information regarding redeemable noncontrolling interests and noncontrolling interests.

Restricted Stock

Effective January 1, 2009, we adopted new accounting guidance requiring that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of EPS pursuant to the two-class method.  As a result of this adoption, the effect of our outstanding nonvested shares of restricted common stock will be included in both our basic and diluted per share computations.  Prior to the adoption of this pronouncement, our outstanding nonvested shares of restricted common stock were only included in the Company’s diluted per share computations.

Stock Distribution

In April 2009, we paid our first quarter dividend on our common stock of $0.37 per share in cash and shares of common stock.  We issued 4,754,355 shares of our common stock in connection with the dividend, which resulted in an increase of approximately 7.2% in the number of shares outstanding.  We elected to treat the issuance of our common stock as a stock dividend for earnings per share purposes pursuant to accounting guidance that was in effect at that time.  Therefore, all share and per share information related to EPS was adjusted proportionately to reflect the additional common stock issued on a retrospective basis.  On July 28, 2009, we filed a Form 8-K that updated the consolidated financial statements and the related notes thereto, from those included in our Annual Report on Form 10-K for the year ended December 31, 2008, to reflect the impact of adopting these accounting pronouncements and the impact of the stock dividend.  However, in January 2010, the FASB issued ASU No. 2010-01, requiring that stock dividends such as the one we made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to the provisions of ASU No. 2010-01, we adopted this guidance effective January 1, 2009 on a retrospective basis.  Thus, the information presented in the July 28, 2009 Form 8-K has been revised to reflect the adoption of ASU No. 2010-01 in the tables below.

The retrospective impact of the new accounting principles adopted for 2009 on our consolidated balance sheet and statements of operations for the periods presented is as follows:

	As of December 31, 2008
	As Previously Reported	Adjustments for Noncontrolling Interests	As Adjusted
Balance Sheet:
Redeemable noncontrolling interests	$815,010	$(375,338)	$439,672
Shareholders' Equity:
Additional paid-in capital	1,008,883	(14,942)	993,941
Accumulated other comprehensive income (loss)	(22,594)	9,808	(12,786)
Total shareholders' equity	793,658	(5,134)	788,524
Noncontrolling interests	-	380,472	380,472
Total equity	793,658	375,338	1,168,996

	For the Year Ended December 31, 2008
		Adjustments
	As Previously Reported	Noncontrolling Interests	Retricted Stock	As Adjusted
Statement of Operations
Income from continuing operations	$25,980	$31,454	$-	$57,434
Net income	31,587	31,454	-	63,041
Net income attributable to the Company	-	31,587	-	31,587

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.06	$0.03	$0.01	$0.10
Discontinued operations	0.09	(0.03)	(0.01)	0.05
Net income available to common shareholders	$0.15	$-	$-	$0.15
Weighted average common shares outstanding	66,005	-	308	66,313
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.06	$0.03	$0.01	$0.10
Discontinued operations	0.09	(0.03)	(0.01)	0.05
Net income available to common shareholders	$0.15	$-	$-	$0.15
Weighted average common and potential dilutive common shares outstanding	66,148	-	270	66,418

	For the Year Ended December 31, 2007
		Adjustments
	As Previously Reported	Noncontrolling Interests	Retricted Stock	As Adjusted
Statement of Operations
Income from continuing operations	$81,470	$58,461	$-	$139,981
Net income	89,147	58,461	-	147,608
Net income attributable to the Company	-	89,147	-	89,147

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.79	$0.05	$-	$0.84
Discontinued operations	0.12	(0.05)	(0.01)	0.06
Net income available to common shareholders	$0.91	$-	$(0.01)	$0.90
Weighted average common shares outstanding	65,323	-	371	65,694
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.78	$0.05	$-	$0.83
Discontinued operations	0.12	(0.05)	-	0.07
Net income available to common shareholders	$0.90	$-	$-	$0.90
Weighted average common and potential dilutive common shares outstanding	65,913	-	277	66,190

Accounting Pronouncements Not Yet Effective

In June 2009, the FASB issued new accounting guidance regarding accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures.  The new accounting guidance is effective for fiscal years beginning after November 15, 2009.  We are currently assessing the potential impact, if any, of the adoption of this guidance on our consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  We are currently assessing the potential impact of the adoption of this guidance on our consolidated financial statements.

Impact of Inflation and Deflation

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

Due to the economic crisis that arose primarily in the fourth quarter of 2008 when the credit and investment markets experienced dramatic declines, consumers experienced significant decreases in the prices of their equity securities investments, certain savings accounts linked to securities markets and housing values.  Decreased spending due to low consumer confidence left many businesses unprofitable, resulting in necessary cost containment measures including, but not limited to, permanent and temporary lay-offs of employees. This has resulted in one of the highest unemployment rates in recent history.  However, during late 2009, the markets seemed to stabilize and bankruptcy activity started to decline.  The credit and investment markets have been slowly, but steadily, showing signs of improvement.  Retailers seem to have revised their business plans to better adapt to the current economic environment and are starting to report improving margins and profitability. The primary focus has begun to shift to planning for a market recovery.

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

Funds From Operations

Funds From Operations (“FFO”) is a widely used measure of the operating performance of real estate companies that supplements net income (loss) determined in accordance with GAAP. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP) excluding gains or losses on sales of operating properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests. Adjustments for unconsolidated partnerships and joint ventures and noncontrolling interests are calculated on the same basis. We define FFO allocable to common shareholders as defined above by NAREIT less dividends on preferred stock. Our method of calculating FFO allocable to common shareholders may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs.

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

We present both FFO of our operating partnership and FFO allocable to common shareholders, as we believe that both are useful performance measures.  We believe FFO of our operating partnership is a useful performance measure since we conduct substantially all of our business through our operating partnership and, therefore, it reflects the performance of the Properties in absolute terms regardless of the ratio of ownership interests of our common shareholders and the noncontrolling interest in our operating partnership.  We believe FFO allocable to common shareholders is a useful performance measure because it is the performance measure that is most directly comparable to net income (loss) attributable to common shareholders.

In our reconciliation of net income (loss) attributable to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in earnings of our operating partnership in order to arrive at FFO of our operating partnership.  We then apply a percentage to FFO of our operating partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted average number of common shares outstanding for the period and dividing it by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period (excluding those operating partnership units held by subsidiaries of the Company which correspond to the outstanding common shares).

During the year ended December 31, 2009, we recorded a loss on impairment of real estate assets related to three operating properties.  Considering the significance and nature of the impairment, we believe that it is important to emphasize the impact on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented what FFO would have been excluding the impairment charge.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income (loss) for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership decreased 25.0% to $282.2 million for the year ended December 31, 2009 compared to $376.3 million for the prior year.  FFO in 2009 was negatively impacted by non-cash impairment of real estate of $114.9 million regarding three of our operating properties and an impairment charge of $7.7 million on our investment in Jinsheng, a Chinese real estate company.  In addition to these charges, FFO was negatively impacted by decreased revenue from rents, management, development and leasing fees and gains on outparcel sales.  These declines were partially offset by decreased operating, interest and income tax expense.  FFO for the prior year included a non-cash write-down of $17.2 million related to certain marketable securities, partially offset by one-time fee income of $8.0 million collected from Centro.

The reconciliation of FFO to net income (loss) attributable to common shareholders is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to common shareholders	$(36,807)	$9,768	$59,372
Noncontrolling interest in earnings (loss) of operating partnership	(17,845)	7,495	46,246
Depreciation and amortization expense of:
Consolidated properties	309,682	332,475	243,522
Unconsolidated affiliates	28,826	29,987	17,326
Discontinued operations	-	892	1,297
Non-real estate assets	(962)	(1,027)	(919)
Noncontrolling interests' share of depreciation and amortization	(705)	(958)	(132)
(Gain) loss on discontinued operations	17	(3,798)	(6,056)
Income tax provision on disposal of discontinued operations	-	1,439	872
Funds from operations of the operating partnership	282,206	376,273	361,528
Loss on impairment of real estate	114,862	-	-
Funds from operations of the operating partnership, excluding loss on impairment of real estate	$397,068	$376,273	$361,528

The reconciliations of FFO of the operating partnership to FFO allocable to Company shareholders, including and excluding the loss on impairment of real estate, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Funds from operations of the operating partnership	$282,206	$376,273	$361,528
Percentage allocable to Company shareholders (1)	67.35%	56.70%	56.46%
Funds from operations allocable to Company shareholders	$190,066	$213,347	$204,119

Funds from operations of the operating partnership, excluding loss on impairment of real estate	$397,068	$376,273	$361,528
Percentage allocable to Company shareholders (1)	67.35%	56.70%	56.46%
Funds from operations allocable to Company shareholders, excluding loss on impairment of real estate	$267,425	$213,347	$204,119

(1)
Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risk exposures, including interest rate risk. The following discussion regarding our risk management activities includes forward-looking statements that involve risk and uncertainties.  Estimates of future performance and economic conditions are reflected assuming certain changes in interest rates.  Caution should be used in evaluating our overall market risk from the information presented below, as actual results may differ.  We employ various derivative programs to manage certain portions of our market risk associated with interest rates.  See Note 6 of the notes to consolidated financial statements for further discussions of the qualitative aspects of market risk, including derivative financial instrument activity.

Interest Rate Risk

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at December 31, 2009, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $8.8 million and, after the effect of capitalized interest, annual earnings by approximately $8.6 million.

Based on our proportionate share of total consolidated and unconsolidated debt at December 31, 2009, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $84.5 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $86.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Financial statements contained in Item 15 on page 83.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. We assessed the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and concluded that, as of December 31, 2009, we maintained effective internal control over financial reporting, as stated in our report which is included herein.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 15.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited our internal control over financial reporting as of December 31, 2009 as stated in their report which is included herein in Item 15.

/s/ Stephen D. Lebovitz	/s/ John N. Foy
Stephen D. Lebovitz, President and Chief Executive Officer	John N. Foy, Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary

February 22, 2010	February 22, 2010
Date	Date

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Certain Terms of the Jacobs Acquisition,” “Corporate Governance Matters,” “Board of Directors’ Meetings and Committees – Audit Committee,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our most recent definitive proxy statement filed with the Securities and Exchange Commission (the “Commission”) with respect to our Annual Meeting of Stockholders to be held on May 3, 2010.

Our board of directors has determined that Winston W. Walker, an independent director and chairman of the audit committee, qualifies as an “audit committee financial expert” as such term is defined by the rules of the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 3, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2009”, in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 3, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to the sections entitled “Corporate Governance Matters – Director Independence” and “Certain Relationships and Related Transactions” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 3, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the section entitled “Independent Registered Public Accountants’ Fees and Services” under “RATIFICATION OF THE SELECTION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our most recent definitive proxy statement filed with the Commission with respect to our Annual Meeting of Stockholders to be held on May 3, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBL & ASSOCIATES PROPERTIES, INC.
(Registrant)

By:	/s/ John N. Foy
John N. Foy
Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary

Dated: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles B. Lebovitz Charles B. Lebovitz	Chairman of the Board	February 22, 2010

/s/ John N. Foy John N. Foy	Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2010

/s/ Stephen D. Lebovitz Stephen D. Lebovitz	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2010

/s/ Gary L. Bryenton* Gary L. Bryenton	Director	February 22, 2010

/s/ Matthew S. Dominski* Matthew S. Dominski	Director	February 22, 2010

/s/ Leo Fields* Leo Fields	Director	February 22, 2010

/s/ Kathleen M. Nelson* Kathleen M. Nelson	Director	February 22, 2010

/s/ Winston W. Walker* Winston W. Walker	Director	February 22, 2010

*By:/s/ John N. Foy John N. Foy	Attorney-in-Fact	February 22, 2010

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CBL & Associates Properties, Inc.
Chattanooga, TN:

We have audited the accompanying consolidated balance sheets of CBL & Associates Properties, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CBL & Associates Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company adopted new accounting provisions with respect to noncontrolling interests and retrospectively adjusted the 2008 and 2007 consolidated financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 22, 2010

CBL & Associates Properties, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
ASSETS	2009	2008
Real estate assets:
Land	$946,750	$902,504
Buildings and improvements	7,569,015	7,503,334
	8,515,765	8,405,838
Accumulated depreciation	(1,505,840)	(1,310,173)
	7,009,925	7,095,665
Developments in progress	85,110	225,815
Net investment in real estate assets	7,095,035	7,321,480
Cash and cash equivalents	48,062	51,227
Cash held in escrow	-	2,700
Receivables:
Tenant, net of allowance for doubtful accounts of $3,101 in 2009 and $1,910 in 2008	73,170	74,402
Other	8,162	12,145
Mortgage and other notes receivable	38,208	58,961
Investments in unconsolidated affiliates	186,523	207,618
Intangible lease assets and other assets	279,950	305,802
	$7,729,110	$8,034,335
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$5,616,139	$6,095,676
Accounts payable and accrued liabilities	248,333	329,991
Total liabilities	5,864,472	6,425,667
Commitments and contingencies (Notes 3, 5 and 14)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	22,689	18,393
Redeemable noncontrolling preferred joint venture interest	421,570	421,279
Total redeemable noncontrolling interests	444,259	439,672
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding in 2008 and 2007	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 700,000 shares outstanding in 2008 and 2007	7	7
Common stock, $.01 par value, 350,000,000 and 180,000,000 shares authorized in 2009 and 2008, respectively, 137,888,408 and 66,394,844 shares issued and outstanding in 2009 and 2008, respectively	1,379	664
Additional paid-in capital	1,399,654	993,941
Accumulated other comprehensive income (loss)	491	(12,786)
Accumulated deficit	(283,640)	(193,307)
Total shareholders’ equity	1,117,896	788,524
Noncontrolling interests	302,483	380,472
Total equity	1,420,379	1,168,996
	$7,729,110	$8,034,335

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Consolidated Statements of Operations
 (In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Minimum rents	$693,911	$716,570	$645,753
Percentage rents	16,422	18,375	22,472
Other rents	20,763	22,887	23,121
Tenant reimbursements	322,702	336,173	318,755
Management, development and leasing fees	7,372	19,393	7,983
Other	28,319	24,820	21,860
Total revenues	1,089,489	1,138,218	1,039,944
EXPENSES:
Property operating	162,819	190,148	169,489
Depreciation and amortization	309,682	332,475	243,522
Real estate taxes	96,881	95,393	87,552
Maintenance and repairs	57,441	65,617	58,111
General and administrative	41,010	45,241	37,852
Loss on impairment of real estate	114,862	-	-
Other	25,794	33,333	18,525
Total expenses	808,489	762,207	615,051
Income from operations	281,000	376,011	424,893
Interest and other income	5,211	10,076	10,923
Interest expense	(294,051)	(313,209)	(287,884)
Loss on extinguishment of debt	(601)	-	(227)
Loss on impairment of investments	(9,260)	(17,181)	(18,456)
Gain on sales of real estate assets	3,820	12,401	15,570
Equity in earnings of unconsolidated affiliates	5,489	2,831	3,502
Income tax benefit (provision)	1,222	(13,495)	(8,390)
Income (loss) from continuing operations	(7,170)	57,434	139,931
Operating income of discontinued operations	122	1,809	1,621
Gain (loss) on discontinued operations	(17)	3,798	6,056
Net income (loss)	(7,065)	63,041	147,608
Net (income) loss attributable to noncontrolling interests in:
Operating Partnership	17,845	(7,495)	(46,246)
Other consolidated subsidiaries	(25,769)	(23,959)	(12,215)
Net income (loss) attributable to the Company	(14,989)	31,587	89,147
Preferred dividends	(21,818)	(21,819)	(29,775)
Net income (loss) attributable to common shareholders	$(36,807)	$9,768	$59,372
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.35)	$0.10	$0.84
Discontinued operations	-	0.05	0.06
Net income (loss) attributable to common shareholders	$(0.35)	$0.15	$0.90
Weighted average common shares outstanding	106,366	66,313	65,694
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(0.35)	$0.10	$0.83
Discontinued operations	-	0.05	0.07
Net income (loss) attributable to common shareholders	$(0.35)	$0.15	$0.90
Weighted average common and potential dilutive common shares outstanding	106,366	66,418	66,190
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(36,878)	$6,589	$55,038
Discontinued operations	71	3,179	4,334
Net income (loss) attributable to common shareholders	$(36,807)	$9,768	$59,372

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Consolidated Statements of Equity

(In thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2006	$73,245	$32	$654	$1,020,348	$9	$9,701	$1,030,744	$540,317	$1,571,061
Net income	5,870	-	-	-	-	89,147	89,147	48,328	137,475
Net unrealized loss on available-for-sale securities	(249)	-	-	-	(10,416)	-	(10,416)	(7,830)	(18,246)
Impairment of marketable securities	249	-	-	-	10,394	-	10,394	7,813	18,207
Other comprehensive income	5,870						89,125	48,311	137,436
Dividends declared - common stock	-	-	-	-	-	(135,672)	(135,672)	-	(135,672)
Dividends declared - preferred stock	-	-	-	-	-	(26,145)	(26,145)	-	(26,145)
Repurchase of 148,500 shares of common stock	-	-	(1)	(1,612)	-	(3,555)	(5,168)	-	(5,168)
Redemption of 8.75% Series B Cumulative Redeemable Stock	-	(20)	-	(96,350)	-	(3,630)	(100,000)	-	(100,000)
Issuance of 98,349 shares of common stock and restricted common stock	-	-	1	3,486	-	-	3,487	-	3,487
Cancellation of 42,611 shares of restricted common stock	-	-	-	(1,245)	-	-	(1,245)	-	(1,245)
Exercise of stock options	-	-	8	11,359	-	-	11,367	-	11,367
Accrual under deferred compensation arrangements	-	-	-	51	-	-	51	-	51
Amortization of deferred compensation	-	-	-	3,639	-	-	3,639	-	3,639
Reductions to deferred financing costs	-	-	-	-	-	-	-	(352)	(352)
Income tax benefit from share-based compensation	106	-	-	5,631	-	-	5,631	3,367	8,998
Distributions to noncontrolling interests	(8,377)	-	-	-	-	-	-	(108,173)	(108,173)
Contributions from noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	5,493	5,493
Issuance of noncontrolling interests	-	-	-	-	-	-	-	330	330
Purchase of noncontrolling interests in other consolidated subsidiaries	-	-	-	-	-	-	-	(8,007)	(8,007)
Purchase of noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	(9,502)	(9,502)
Adjustment for noncontrolling interests	1,048	-	-	(9,378)	-	-	(9,378)	8,330	(1,048)
Reclassification of noncontrolling interests related to deconsolidation	-	-	-	-	-	-	-	2,103	2,103
Adjustment to record redeemable noncontrolling interests at redemption value	(28,747)	-	-	28,747	-	-	28,747	-	28,747
Balance, December 31, 2007	43,145	12	662	964,676	(13)	(70,154)	895,183	482,217	1,377,400
Net income	4,074	-	-	-	-	31,587	31,587	7,112	38,699
Net unrealized loss on available-for-sale securities	(230)	-	-	-	(9,709)	-	(9,709)	(7,220)	(16,929)
Impairment of marketable securities	230	-	-	-	9,723	-	9,723	7,228	16,951
Unrealized loss on hedging instruments	(209)	-	-	-	(8,813)	-	(8,813)	(6,552)	(15,365)
Unrealized loss on foreign currency translation adjustment	(94)	-	-	-	(3,974)	-	(3,974)	(2,954)	(6,928)
Other comprehensive income	3,771						18,814	(2,386)	16,428
Dividends declared - common stock	-	-	-	-	-	(132,921)	(132,921)	-	(132,921)
Dividends declared - preferred stock	-	-	-	-	-	(21,819)	(21,819)	-	(21,819)
Issuance of 176,842 shares of common stock and restricted common stock	-	-	2	851	-	-	853	-	853
Cancellation of 26,932 shares of restricted common stock	-	-	-	(530)	-	-	(530)	-	(530)
Exercise of stock options	-	-	-	584	-	-	584	-	584
Accelerated vesting of share-based compensation	-	-	-	(508)	-	-	(508)	-	(508)
Accrual under deferred compensation arrangements	-	-	-	329	-	-	329	-	329
Amortization of deferred compensation	-	-	-	4,712	-	-	4,712	-	4,712
Additions to deferred financing costs	-	-	-	-	-	-	-	45	45
Income tax benefit from stock-based compensation	118	-	-	3,705	-	-	3,705	3,649	7,354
Distributions to noncontrolling interests	(8,888)	-	-	-	-	-	-	(100,048)	(100,048)
Contributions from noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	2,671	2,671
Adjustment for write-off of abandoned project	-	-	-	-	-	-	-	(2,050)	(2,050)
Adjustment for noncontrolling interests	476	-	-	(107)	-	-	(107)	(369)	(476)
Reclassification of noncontrolling interests related to deconsolidation	-	-	-	-	-	-	-	(3,257)	(3,257)
Adjustment to record redeemable noncontrolling interests at redemption value	(20,229)	-	-	20,229	-	-	20,229	-	20,229
Balance, December 31, 2008	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996

CBL & Associates Properties, Inc.
Consolidated Statements of Equity
(Continued)

(In thousands, except share data)		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2008	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996
Net income (loss)	5,609	-	-	-	-	(14,989)	(14,989)	(18,409)	(33,398)
Net unrealized gain (loss) on available-for-sale securities	261	-	-	-	(29)	-	(29)	(400)	(429)
Unrealized gain on hedging instruments	609	-	-	-	8,494	-	8,494	3,511	12,005
Realized loss on foreign currency translation adjustment	3	-	-	-	37	-	37	25	62
Unrealized gain on foreign currency translation adjustment	487	-	-	-	4,775	-	4,775	1,680	6,455
Other comprehensive income	6,969						(1,712)	(13,593)	(15,305)
Dividends declared - common stock	-	-	-	-	-	(53,525)	(53,525)	-	(53,525)
Dividends declared - preferred stock	-	-	-	-	-	(21,819)	(21,819)	-	(21,819)
Issuance of 130,004 shares of common stock and restricted common stock	-	-	1	702	-	-	703	-	703
Issuance of 4,754,355 shares of common stock for dividend	-	-	48	14,691	-	-	14,739	-	14,739
Issuance of 66,630,000 shares of common stock in equity offering	-	-	666	381,157	-	-	381,823	-	381,823
Cancellation of 24,619 shares of restricted common stock	-	-	-	(121)	-	-	(121)	-	(121)
Accrual under deferred compensation arrangements	-	-	-	49	-	-	49	-	49
Amortization of deferred compensation	-	-	-	2,548	-	-	2,548	-	2,548
Additions to deferred financing costs	-	-	-	-	-	-	-	45	45
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	-	-	-	-	-	-	(82,970)	(82,970)
Transfer from redeemable noncontrolling interests to noncontrolling interests	(73,051)	-	-	-	-	-	-	73,051	73,051
Distributions to noncontrolling interests	(14,064)	-	-	-	-	-	-	(50,015)	(50,015)
Purchase of noncontrolling interests in other consolidated subsidiaries	-	-	-	217	-	-	217	(717)	(500)
Contributions from noncontrolling interests in Operating Partnership	-	-	-	-	-	-	-	-	-
Issuance of noncontrolling interests for distribution	-	-	-	-	-	-	-	4,152	4,152
Adjustment for noncontrolling interests	(4,242)	-	-	12,184	-	-	12,184	(7,942)	4,242
Adjustment to record redeemable noncontrolling interests at redemption value	5,714	-	-	(5,714)	-	-	(5,714)	-	(5,714)
Balance, December 31, 2009	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
 Consolidated Statements of Cash Flows
 (In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,065)	$63,041	$147,608
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	206,955	184,088	159,823
Amortization	106,159	152,930	88,077
Net amortization of above and below market leases	(5,655)	(10,659)	(10,584)
Amortization of debt premiums and other non-cash interest expense	1,570	(2,178)	(3,525)
Provision for doubtful accounts	5,000	9,372	1,525
Gain on sales of real estate assets	(3,820)	(12,401)	(15,570)
Realized loss on foreign currency translation	65	-	-
(Gain) loss on discontinued operations	17	(3,798)	(6,056)
Share-based compensation expense	3,160	5,016	6,862
Income tax benefit from share-based compensation	-	7,472	9,104
Equity in earnings of unconsolidated affiliates	(5,489)	(2,831)	(3,502)
Distributions of earnings from unconsolidated affiliates	12,665	15,661	9,450
Write-off of development projects	1,501	12,351	2,216
Loss on impairment of investments	9,260	17,181	18,456
Loss on impairment of real estate assets	114,862	-	-
Loss on extinguishment of debt	601	-	227
Change in deferred income tax asset	1,170	(1,868)	41
Changes in:
Tenant and other receivables	803	(13,092)	(5,352)
Other assets	(3,435)	(1,705)	(1,828)
Accounts payable and accrued liabilities	(6,686)	513	73,307

Net cash provided by operating activities	431,638	419,093	470,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(229,732)	(437,765)	(556,600)
Acquisitions of real estate assets and intangible lease assets	-	-	(376,444)
Proceeds from sales of real estate assets	11,826	93,575	68,620
Proceeds from sales of investments in unconsolidated affiliates	25,028	-	-
Purchases of available-for-sale securities	-	-	(24,325)
Purchase of municipal bonds	-	(13,371)	-
Additions to mortgage notes receivable	(975)	(749)	(102,933)
Payments received on mortgage notes receivable	20,769	105,554	4,617
(Additions) reductions to restricted cash	30,938	(47,729)	-
(Additions) reductions to cash held in escrow	2,700	(2,700)	-
Distributions in excess of equity in earnings of unconsolidated affiliates	77,245	58,712	18,519
Additional investments in and advances to unconsolidated affiliates	(91,027)	(107,641)	(112,274)
Changes in other assets	(6,574)	(8,487)	(4,792)

Net cash used in investing activities	(159,802)	(360,601)	(1,085,612)

CBL & Associates Properties, Inc.
 Consolidated Statements of Cash Flows
 (In thousands)
(Continued)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$686,764	$1,625,742	$1,354,516
Principal payments on mortgage and other indebtedness	(1,159,321)	(1,382,417)	(305,356)
Additions to deferred financing costs	(20,377)	(7,227)	(8,579)
Prepayment fees to extinguish debt	-	-	(227)
Proceeds from issuance of common stock	381,985	364	315
Proceeds from exercise of stock options	-	584	11,367
Income tax benefit from share-based compensation	-	(7,472)	(9,104)
Repurchase of common stock	-	-	(5,168)
Redemption of preferred stock	-	-	(100,000)
Purchase of noncontrolling interests in other consolidated subsidiaries	(500)	-	(8,007)
Purchase of noncontrolling interests in the Operating Partnership	-	-	(9,502)
Contributions from noncontrolling interests	-	2,671	5,493
Distributions to noncontrolling interests	(86,607)	(137,435)	(114,583)
Dividends paid to holders of preferred stock	(21,819)	(21,819)	(26,145)
Dividends paid to common shareholders	(56,459)	(144,503)	(132,561)

Net cash provided by (used in) financing activities	(276,334)	(71,512)	652,459

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	1,333	(1,579)	-
Net change in cash and cash equivalents	(3,165)	(14,599)	37,126
Cash and cash equivalents, beginning of period	51,227	65,826	28,700
Cash and cash equivalents, end of period	$48,062	$51,227	$65,826

 The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share data)

NOTE 1. ORGANIZATION

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully-integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties.  Its shopping centers are located in 27 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”). As of December 31, 2009, the Operating Partnership owned controlling interests in 75 regional malls/open-air centers, 30 associated centers (each located adjacent to a regional mall), ten community centers, one mixed-use center and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  The Operating Partnership owned non-controlling interests in nine regional malls, four associated centers, three community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method. The Operating Partnership had one community center (which is owned in a joint venture) under construction as of December 31, 2009. The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At December 31, 2009, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.0% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 71.6% limited partner interest for a combined interest held by CBL of 72.6%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At December 31, 2009, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 12.1% limited partner interest and various third parties owned a 5.5% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.2 million shares of CBL’s common stock at December 31, 2009, for a combined effective interest of 13.6% in the Operating Partnership.

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

Certain historical amounts have been reclassified to conform to the current year presentation.  See Retrospective Application of Adoption of Accounting Guidance below for further discussion.

The Company has evaluated subsequent events through February 22, 2010, which is the date these financial statements were issued.  See Note 19 for further discussion.

Accounting Guidance Adopted

Effective January 1, 2009, the Company adopted new accounting guidance related to fair value measurements of nonfinancial assets and liabilities.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.  See Note 15 for further information.

Effective January 1, 2009, the Company adopted new accounting guidance related to noncontrolling interests in consolidated financial statements.  See Retrospective Application of Adoption of Accounting Guidance below for further information regarding the adoption of this guidance, which did have an impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted new accounting guidance related to disclosures about derivative instruments and hedging activities.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements, but did require additional disclosures regarding the Company’s hedging activities.  See Interest Rate Hedge Instruments in Note 6 for further information.

Effective January 1, 2009, the Company adopted new accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  The adoption did not have a material impact on the Company’s earnings per share (“EPS”).  See Retrospective Application of Adoption of Accounting Guidance below for further information regarding the adoption of this guidance.

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

Effective January 1, 2009, the Company adopted a portion of accounting guidance that had previously been delayed related to nonfinancial assets and liabilities, except for items recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).  The adoption had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted Accounting Standard Update (“ASU”) No. 2010-01, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”), issued in January 2010.  ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  The provisions of ASU No. 2010-01 are effective for interim and annual periods ending on or after December 15, 2009 and retrospective application is required.  See Retrospective Application of Adoption of Accounting Guidance below for further information regarding the adoption of this guidance.

Effective January 1, 2009, the Company adopted ASU No. 2010-02, Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarifiction, (“ASU 2010-02”), issued in January 2010.  ASU 2010-02 clarifies the scope of situations and transactions to which existing accounting guidance regarding decreases in ownership of noncontrolling interests applies.  It also expands the disclosures required regarding the deconsolidation of a subsidiary or derecognition of a group of assets and requires disclosure of valuation techniques used in certain transactions resulting from business combinations achieved in stages.  The adoption did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted new accounting guidance related to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and regarding identifying transactions that are not orderly.  The new accounting guidance provides additional clarification on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased or when circumstances indicate that a transaction is not orderly.  The adoption did not have an impact on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairments to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in an entity’s financial statements.  The new accounting guidance does not amend the existing recognition and measurement guidance on other-than-temporary impairments of debt and equity securities.  The adoption did not have an impact on the Company’s consolidated financial statements, but does require additional disclosures regarding the Company’s other-than-temporary impairments on investments.  See Notes 2 and 15 for further information.

Effective April 1, 2009, the Company adopted new accounting guidance related to interim disclosures about fair value of financial instruments that amends existing fair value disclosure and interim reporting requirements to require disclosures about fair value of financial instruments for interim reporting periods.  The adoption did not have an impact on the Company’s consolidated financial statements, but did require additional disclosures regarding the fair value of the Company’s financial instruments in its interim financial reports.

Effective April 1, 2009, the Company adopted new accounting guidance related to subsequent events that establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before the issuance of the financial statements.  The guidance requires entities to disclose the date through which an entity has evaluated subsequent events, which for public companies, shall be the date the financial statements are issued.  The adoption did not have an impact on the Company’s consolidated financial statements.

Effective July 1, 2009, the Company adopted the “Financial Accounting Standards Board (“FASB”) Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP.  The Codification did not result in changes to current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one area.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  Subsequent to the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Rather, it is issuing ASUs, which are to serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.  The adoption of the Codification did not have an impact on the Company’s consolidated financial statements.

Effective October 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (“ASU 2009-05”).  ASU 2009-05 provides clarification on measuring the fair value of a liability.  In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (i) a valuation technique that uses quoted prices for identical or similar liabilities or (ii) another valuation technique, such as present value calculations or a technique based on the amount paid or received by the reporting entity to transfer an identical liability.  ASU 2009-05 is effective for interim periods beginning after its issuance.  The adoption did not have an impact on the Company’s consolidated financial statements.

Retrospective Impact of New Accounting Pronouncements and Stock Dividend

Effective January 1, 2009, the Company adopted new accounting guidance (noted above) which requires retrospective application upon adoption regarding the following topics:

•	noncontrolling interests in consolidated financial statements (“Noncontrolling Interests”),

•	determining whether instruments granted in share-based payment transactions are participating securities (“Restricted Stock”) and

•	accounting for stock dividends, including distributions to shareholders with components of stock and cash (“Stock Distribution”).

Noncontrolling Interests

Effective January 1, 2009, the Company adopted new accounting guidance which requires that a noncontrolling interest, previously referred to as a minority interest, in a consolidated subsidiary be reported as a separate component of equity and the amount of consolidated net income specifically attributable to a noncontrolling interest be presented separately, net of tax, below net income on the Company’s consolidated statements of operations.  The new guidance also requires that after control of an investment or subsidiary is obtained, a change in ownership interest that does not result in a loss of control should be accounted for as an equity transaction.  A change in ownership of a consolidated subsidiary that results in a loss of control and deconsolidation is a significant event that triggers gain or loss recognition, with the establishment of a new fair value basis in any remaining ownership interests.

In connection with the issuance of this new accounting guidance, certain revisions were also made to existing guidance regarding the classification and measurement of redeemable securities.  These revisions clarify that noncontrolling interests with redemption provisions outside of the issuer’s control that may be exchanged for consideration other than the issuer’s stock shall be reported within temporary equity at their redemption values.  The Company evaluated its noncontrolling interests and determined that it has one limited partner in the Operating Partnership and partners in two other consolidated subsidiaries that can require the Company to redeem their interests in the future with cash or real property.  Accordingly, the Company’s redeemable noncontrolling interests are recorded for all periods presented at the higher of their redemption values or their book values as of the end of each period, with any changes in value being reflected in retained earnings, or in the event of a deficit, in additional paid-in-capital, and continue to be reported within temporary equity in the Company’s consolidated balance sheets.  Subsequent adjustments to the carrying amounts of these redeemable noncontrolling interests to reflect the changes in their redemption values at the end of each reporting period are to be recorded in the same manner.  See Note 8 for further information regarding redeemable noncontrolling interests and noncontrolling interests.

Restricted Stock

Effective January 1, 2009, the Company adopted new accounting guidance requiring that unvested share-based payment awards that contain nonforfeitable rights to dividends or their equivalent be treated as participating securities for purposes of inclusion in the computation of EPS pursuant to the two-class method.  As a result of this adoption, the effect of the Company’s outstanding nonvested shares of restricted common stock will be included in both the Company’s basic and diluted per share computations.  Prior to the adoption of this pronouncement, the Company’s outstanding nonvested shares of restricted common stock were only included in the Company’s diluted per share computations.

Stock Distribution

In April 2009, the Company paid its first quarter dividend on its common stock of $0.37 per share in cash and shares of common stock.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of approximately 7.2% in the number of shares outstanding.  The Company elected to treat the issuance of its common stock as a stock dividend for earnings per share purposes pursuant to accounting guidance that was in effect at that time.  Therefore, all share and per share information related to EPS was adjusted proportionately to reflect the additional common stock issued on a retrospective basis.  On July 28, 2009, the Company filed a Form 8-K that updated the consolidated financial statements and the related notes thereto, from those included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, to reflect the impact of adopting these accounting pronouncements and the impact of the stock dividend.  However, in January 2010, the FASB issued ASU No. 2010-01, requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to the provisions of ASU No. 2010-01, the Company adopted this guidance effective January 1, 2009 on a retrospective basis.  Thus, the information presented in the July 28, 2009 Form 8-K has been revised to reflect the adoption of ASU No. 2010-01 in the tables below.

The retrospective impact of the new accounting principles adopted for 2009 on the Company’s consolidated balance sheet and statements of operations for the periods presented is as follows:

	As of December 31, 2008
	As Previously Reported	Adjustments for Noncontrolling Interests	As Adjusted
Balance Sheet:
Redeemable noncontrolling interests	$815,010	$(375,338)	$439,672
Shareholders' Equity:
Additional paid-in capital	1,008,883	(14,942)	993,941
Accumulated other comprehensive income (loss)	(22,594)	9,808	(12,786)
Total shareholders' equity	793,658	(5,134)	788,524
Noncontrolling interests	-	380,472	380,472
Total equity	793,658	375,338	1,168,996

	For the Year Ended December 31, 2008
		Adjustments
	As Previously Reported	Noncontrolling Interests	Retricted Stock	As Adjusted
Statement of Operations
Income from continuing operations	$25,980	$31,454	$-	$57,434
Net income	31,587	31,454	-	63,041
Net income attributable to the Company	-	31,587	-	31,587

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.06	$0.03	$0.01	$0.10
Discontinued operations	0.09	(0.03)	(0.01)	0.05
Net income available to common shareholders	$0.15	$-	$-	$0.15
Weighted average common shares outstanding	66,005	-	308	66,313
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.06	$0.03	$0.01	$0.10
Discontinued operations	0.09	(0.03)	(0.01)	0.05
Net income available to common shareholders	$0.15	$-	$-	$0.15
Weighted average common and potential dilutive common shares outstanding	66,148	-	270	66,418

	For the Year Ended December 31, 2007
		Adjustments
	As Previously Reported	Noncontrolling Interests	Retricted Stock	As Adjusted
Statement of Operations
Income from continuing operations	$81,470	$58,461	$-	$139,931
Net income	89,147	58,461	-	147,608
Net income attributable to the Company	-	89,147	-	89,147

Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.79	$0.05	$-	$0.84
Discontinued operations	0.12	(0.05)	(0.01)	0.06
Net income available to common shareholders	$0.91	$-	$(0.01)	$0.90
Weighted average common shares outstanding	65,323	-	371	65,694
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$0.78	$0.05	$-	$0.83
Discontinued operations	0.12	(0.05)	-	0.07
Net income available to common shareholders	$0.90	$-	$-	$0.90
Weighted average common and potential dilutive common shares outstanding	65,913	-	277	66,190

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

All acquired real estate assets have been accounted for using the acquisition method of accounting and accordingly, the results of operations are included in the consolidated statements of operations from the respective dates of acquisition. The Company allocates the purchase price to (i) tangible assets, consisting of land, buildings and improvements, as if vacant, and tenant improvements, and (ii) identifiable intangible assets and liabilities, generally consisting of above-market leases, in-place leases and tenant relationships, which are included in other assets, and below-market leases, which are included in accounts payable and accrued liabilities. The Company uses estimates of fair value based on estimated cash flows, using appropriate discount rates, and other valuation techniques to allocate the purchase price to the acquired tangible and intangible assets. Liabilities assumed generally consist of mortgage debt on the real estate assets acquired. Assumed debt is recorded at its fair value based on estimated market interest rates at the date of acquisition.

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

The Company’s acquired intangibles and their balance sheet classifications as of December 31, 2009 and 2008, are summarized as follows:

	December 31, 2009		December 31, 2008
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Intangible lease assets and other assets:
Above-market leases	$71,143	$(33,684)	$71,856	$(26,096)
In-place leases	75,356	(43,994)	76,948	(35,384)
Tenant relationships	56,803	(9,736)	56,803	(7,137)
Accounts payable and accrued liabilities:
Below-market leases	101,329	(61,150)	103,844	(49,709)

These intangibles are related to specific tenant leases.  Should a termination occur earlier than the date indicated in the lease, the related intangible assets or liabilities, if any, related to the lease are recorded as expense or income, as applicable.  The total net amortization expense of the above acquired intangibles was $7,146, $7,728 and $4,327 in 2009, 2008 and 2007, respectively.  The estimated total net amortization expense for the next five succeeding years is $6,835 in 2010, $5,924 in 2011, $5,733 in 2012, $5,328 in 2013 and $4,698 in 2014.

Total interest expense capitalized was $7,327, $18,457 and $19,410 in 2009, 2008 and 2007, respectively.

Carrying Value of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value. The Company’s estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved.

During the course of the Company’s normal quarterly impairment review process for the fourth quarter of 2009, it was determined that write-downs of  the depreciated book values of three shopping centers to their estimated fair values was necessary, resulting in a non-cash loss on impairment of real estate assets of $114,862 for the year ended December 31, 2009.  The affected shopping centers included Hickory Hollow Mall in Nashville (Antioch), TN, Pemberton Square in Vicksburg, MS, and Towne Mall in Franklin, OH, each of which is included in the "Malls" segment.  The revenues of these shopping centers combined accounted for approximately 1.0% of total consolidated revenues for the year ended December 31, 2009.  A reconciliation of the shopping centers' carrying values for the year ended December 31, 2009 is as follows:

	Hickory Hollow Mall	Pemberton Square	Towne Mall	Total
Beginning carrying value, January 1, 2009	$110,794	$7,338	$16,197	$134,329
Capital expenditures	168	146	24	338
Depreciation expense	(3,566)	(389)	(462)	(4,417)
Other	-	(14)	-	(14)
Loss on impairment of real estate	(94,879)	(5,651)	(14,332)	(114,862)
Ending carrying value, December 31, 2009	$12,517	$1,430	$1,427	$15,374

     Hickory Hollow Mall has experienced declining income as a result of changes in the property-specific market conditions as well as increasing retail competition.  These declines were further exacerbated by the recent economic conditions.  The Company has formulated a repositioning plan to enhance and maximize the property’s financial results.  The plan contemplates incorporating non-retail uses at Hickory Hollow Mall and the Company is in the process of executing this plan.  However, as a result of the current estimate of projected future cash flows, the Company determined that a write-down of the depreciated book value from $107,376 to an estimated fair value of $12,554 was appropriate.  Currently, Hickory Hollow Mall generates insufficient income levels to cover the debt service on its fixed-rate recourse loan that had a balance of $31,572 as of December 31, 2009.  The Company plans to continue to service the loan, which is self-liquidating, over the remaining eight-year term.

Pemberton Square and Towne Mall have also experienced declining property-specific market conditions.  The Company is exploring redevelopment plans that seek to maximize both properties’ cash flow positions.  However, due to uncertainty regarding the timing and approval of these potential redevelopment projects, the Company determined that it was appropriate to write down Pemberton Square's depreciated book value of $7,082 to an estimated fair value of $1,374 and Towne Mall's depreciated book value of $15,759 to an estimated fair value of $1,427.  Pemberton Square and Towne Mall are currently unencumbered.

No impairments of long-lived assets were incurred during 2008 and 2007.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

Restricted Cash

Restricted cash of $49,688 and $80,626 was included in intangible lease assets and other assets at December 31, 2009 and 2008, respectively. Restricted cash consists primarily of cash held in escrow accounts for debt service, insurance, real estate taxes, capital improvements and deferred maintenance as required by the terms of certain mortgage notes payable, as well as contributions from tenants to be used for future marketing activities.  The Company’s restricted cash included $13,689 and $47,729 as of December 31, 2009 and 2008, respectively, related to funds held in a trust account for certain construction costs associated with one of our developments.  Of the $13,689 held in trust as of December 31, 2009, $1,080 is restricted for use in retiring public bonds included in mortgage notes and other indebtedness.  See Note 6 for additional information.

Allowance for Doubtful Accounts

The Company periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances. The Company’s estimate of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  The Company recorded a provision for doubtful accounts of $5,000, $9,372 and $1,512 for the years ended December 31, 2009, 2008 and 2007, respectively.

Investments in Unconsolidated Affiliates

Initial investments in joint ventures that are in economic substance a capital contribution to the joint venture are recorded in an amount equal to the Company’s historical carryover basis in the real estate contributed. Initial investments in joint ventures that are in economic substance the sale of a portion of the Company’s interest in the real estate are accounted for as a contribution of real estate recorded in an amount equal to the Company’s historical carryover basis in the ownership percentage retained and as a sale of real estate with profit recognized to the extent of the other joint venturers’ interests in the joint venture. Profit recognition assumes the Company has no commitment to reinvest with respect to the percentage of the real estate sold and the accounting requirements of the full accrual method are met.

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

Any differences between the cost of the Company’s investment in an unconsolidated affiliate and its underlying equity as reflected in the unconsolidated affiliate’s financial statements generally result from costs of the Company’s investment that are not reflected on the unconsolidated affiliate’s financial statements, capitalized interest on its investment and the Company’s share of development and leasing fees that are paid by the unconsolidated affiliate to the Company for development and leasing services provided to the unconsolidated affiliate during any development periods. At December 31, 2009 and 2008, the net difference between the Company’s investment in unconsolidated affiliates and the underlying equity of unconsolidated affiliates was $7,320 and $1,435, respectively, which is generally amortized over a period of 40 years.

On a periodic basis, the Company assesses whether there are any indicators that the fair value of the Company's investments in unconsolidated joint ventures may be impaired. An investment is impaired only if the Company’s estimate of the fair value of the investment is less than the carrying value of the investment, and such decline in value is deemed to be other than temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the fair value of the investment. The Company's estimates of fair value for each investment are based on a number of assumptions that are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates, and operating costs. As these factors are difficult to predict and are subject to future events that may alter the Company’s assumptions, the fair values estimated in the impairment analyses may not be realized.

During the year ended December 31, 2009, the Company incurred losses on impairments of investments totaling $9,260.  We recorded a non-cash charge of $7,706 in the first quarter of 2009 on our cost-method investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  We also recorded impairment charges totaling $1,554 related to our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment upon sale.

No impairments of investments in unconsolidated affiliates were incurred during 2008 and 2007.  See Note 5 for further discussion.

Deferred Financing Costs

Net deferred financing costs of $25,836 and $14,527 were included in intangible lease assets and other assets at December 31, 2009 and 2008, respectively. Deferred financing costs include fees and costs incurred to obtain financing and are amortized on a straight-line basis to interest expense over the terms of the related indebtedness. Amortization expense was $8,550, $5,731 and $4,188 in 2009, 2008 and 2007, respectively. Accumulated amortization was $15,708 and $13,725 as of December 31, 2009 and 2008, respectively.

Marketable Securities

Intangible lease assets and other assets include marketable securities consisting of corporate equity securities that are classified as available for sale. Unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests. Realized gains and losses are recorded in other income. Gains or losses on securities sold are based on the specific identification method.

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

During 2008 and 2007, the Company recognized other-than-temporary impairments of certain marketable equity securities in the amount of $17,181 and $18,456, respectively, to write down the carrying value of the Company’s investments to their fair value.  There were no other-than-temporary impairments of marketable equity securities incurred during 2009.

The following is a summary of the equity securities held by the Company as of December 31, 2009 and 2008:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

December 31, 2009	$4,207	$-	$168	$4,039
December 31, 2008	$4,207	$2	$-	$4,209

Interest Rate Hedging Instruments

The Company recognizes its derivative financial instruments in either accounts payable and accrued liabilities or intangible lease assets and other assets, as applicable, in the consolidated balance sheets and measures those instruments at fair value.  The accounting for changes in the fair value (i.e., gain or loss) of a derivative depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. To qualify as a hedging instrument, a derivative must pass prescribed effectiveness tests, performed quarterly using both qualitative and quantitative methods. The Company has entered into derivative agreements as of December 31, 2009 and 2008 that qualify as hedging instruments and were designated, based upon the exposure being hedged, as cash flow hedges.  The fair value of these cash flow hedges as of December 31, 2009 and 2008 was $(2,905) and $(15,540), respectively.  To the extent they are effective, changes in the fair values of cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. The gain or loss on the termination of an effective cash flow hedge is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged item affects earnings.  The Company also assesses the credit risk that the counterparty will not perform according to the terms of the contract.

In January 2009, the Company entered into a derivative agreement that was not designated as a hedge for GAAP accounting purposes.  The fair value of this instrument as of December 31, 2009 was nominal.  Changes in the fair values of derivative instruments that have not been designated as a hedge are recognized in current earnings during the period of change in fair value.

See Notes 6 and 15 for additional information regarding the Company’s interest rate hedging instruments.

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

Gains on Sales of Real Estate Assets

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

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $5,634, $5,541 and $2,546 during 2009, 2008 and 2007, respectively.  The increase in state taxes during 2009 and 2008 is primarily attributable to tax law changes that were implemented in the state of Tennessee effective June 2007 and the states of Michigan and Texas effective January 2008.

The Company has also elected taxable REIT subsidiary status for some of its subsidiaries. This enables the Company to receive income and provide services that would otherwise be impermissible for REITs. For these entities, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset may not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances that causes a change in our judgment about the realizability of the related deferred tax asset is included in income or expense, as applicable.  The Company recorded an income tax benefit of $1,222 in 2009 and an income tax provision of $13,495 and $8,390 in 2008 and 2007, respectively. The income tax benefit in 2009 consisted of a current income tax provision of $980 and a deferred income tax benefit of $2,202.  The income tax provision in 2008 and 2007 consisted of a current income tax provision of $11,627 and $9,099, respectively, and a deferred income tax provision (benefit) of $1,868 and $(709), respectively.

The Company had a net deferred tax asset of $3,634 and $2,464 at December 31, 2009 and 2008, respectively. The net deferred tax asset at December 31, 2009 and 2008 is included in intangible lease assets and other assets and primarily consisted of operating expense accruals and differences between book and tax depreciation.  As of December 31, 2009, the Company has one tax year, 2005, that generally remains subject to examination by its major tax jurisdictions.

Concentration of Credit Risk

The Company’s tenants include national, regional and local retailers. Financial instruments that subject the Company to concentrations of credit risk consist primarily of tenant receivables. The Company generally does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of tenants.

The Company derives a substantial portion of its rental income from various national and regional retail companies; however, no single tenant collectively accounted for more than 3.1% of the Company’s total revenues in 2009, 2008 or 2007.

Earnings Per Share

In June 2009, the Company completed an equity offering of 66,630,000 shares of its $0.01 par value common stock at $6.00 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $381,823 were used to repay outstanding borrowings under the Company’s credit facilities.

In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company's common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock.  The dividend was paid on 66,407,096 shares of common stock outstanding on the record date.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding.  The Company initially elected to treat the issuance of its common stock as a stock dividend for per share purposes and adjusted all share and per share information related to earnings per share on a retrospective basis to reflect the additional common stock issued.  However, in January 2010, the FASB issued ASU No. 2010-01, requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to the provisions of ASU No. 2010-01, the Company adopted this guidance effective January 1, 2009 on a retrospective basis.

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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Year Ended December 31,
	2009	2008	2007
Denominator – basic earnings per share	106,366	66,313	65,694
Dilutive effect of:
Stock options	-	70	456
Deemed shares related to deferred compensation arrangements	-	35	40
Denominator – diluted earnings per share	106,366	66,418	66,190

Because the Company incurred net losses during the year ended December 31, 2009, there are no potentially dilutive shares recognized in the number of diluted weighted average shares for EPS purposes due to their anti-dilutive nature.  Had the Company reported net income for 2009, the denominator for diluted earnings per share would have been 106,403, including 37 shares for the dilutive effect of deemed shares related to deferred compensation agreements.

Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (loss) (“OCI/L”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income is as follows:

	Year Ended December 31,
	2009	2008	2007
Net income (loss)	$(7,065)	$63,041	$147,608
Net unrealized gain (loss) on hedging agreements	12,614	(15,574)	-
Net unrealized loss on available-for-sale securities	(168)	(17,159)	(18,495)
Impairment of marketable securities	-	17,181	18,456
Net unrealized gain (loss) on foreign currency translation adjustment	6,942	(7,022)	-
Realized loss on foreign currency translation adjustment	65	-	-
Total other comprehensive income (loss)	19,453	(22,574)	(39)
Comprehensive income	$12,388	$40,467	$147,569

The components of accumulated other comprehensive income (loss) as of December 31, 2009 and 2008 are as follows:

	December 31, 2009
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$400	$(319)	$(3,041)	$(2,960)
Net unrealized gain (loss) on available-for-sale securities	261	(29)	(400)	(168)
Net unrealized gain (loss) on foreign currency translation adjustment	396	839	(1,248)	(13)
Accumulated other comprehensive income (loss)	$1,057	$491	$(4,689)	$(3,141)

	December 31, 2008
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized loss on hedging agreements	$(209)	$(8,813)	$(6,552)	$(15,574)
Net unrealized gain on available-for-sale securities	-	1	1	2
Net unrealized loss on foreign currency translation adjustment	(94)	(3,974)	(2,954)	(7,022)
Accumulated other comprehensive loss	$(303)	$(12,786)	$(9,505)	$(22,594)

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

Accounting Pronouncements Not Yet Effective

In June 2009, the FASB issued new accounting guidance regarding accounting for transfers of financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures.  The new accounting guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In June 2009, the FASB issued new accounting guidance which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The Company is currently assessing the potential impact of the adoption of this guidance on its consolidated financial statements.

NOTE 3. ACQUISITIONS

The Company includes the results of operations of real estate assets acquired in the consolidated statements of operations from the date of the related acquisition.

2009 Acquisitions

The Company did not complete any acquisitions in 2009.

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

The Company is responsible for management and leasing of CWJV’s properties and owns all of the common units of CWJV, entitling it to receive 100% of CWJV’s cash flow after operating expenses, debt service payments and PJV unit distributions.  Westfield’s preferred interest in CWJV is included in redeemable noncontrolling preferred joint venture interests in the consolidated balance sheet.

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

The pro forma results for the year ended December 31, 2007 are as follows:

2007
Total revenues	$1,129,089
Total expenses	(682,392)
Income from operations	$446,697
Income from continuing operations	$206,182
Net income available to common shareholders	$125,499
Basic per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1.85
Net income available to common shareholders	$1.91
Diluted per share data attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$1.83
Net income available to common shareholders	$1.90

NOTE 4. DISCONTINUED OPERATIONS

In June 2008, the Company sold Chicopee Marketplace III in Chicopee, MA to a third party for a sales price of $7,523 and recognized a gain on the sale of $1,560.  The results of operations of this property are reported in discontinued operations for the years ended December 31, 2008 and 2007.

During 2008, the Company sold several properties that were originally acquired during the fourth quarter of 2007 from the Starmount Company.  In April 2008, the Company completed the sale of five of the community centers located in Greensboro, NC to three separate buyers for an aggregate sales price of $24,325. In June 2008, the Company completed the sale of one of the office properties for $1,200.  The Company completed the sale of an additional community center located in Greensboro, NC in August 2008 for $19,500.  In December 2008, the sale of an additional office property and adjacent, vacant development land located in Greensboro, NC was sold for $14,550.  The Company recorded gains of $2,254 and a deferred gain of $281 during the year ended December 31, 2008 attributable to these sales.  The results of operations of these properties are reported in discontinued operations for the years ended December 31, 2008 and 2007.  Proceeds received from the dispositions were used to retire a portion of the outstanding balance on the unsecured term facility that was obtained to purchase these properties.

During August 2007, the Company sold Twin Peaks Mall in Longmont, CO to a third party for an aggregate sales price of $33,600 and recognized a gain on the sale of $3,971.  During December 2007, the Company sold The Shops at Pineda Ridge in Melbourne, FL to a third party for an aggregate sales price of $8,500 and recognized a gain on the sale of $2,294.

Total revenues of the centers described above that are included in discontinued operations were $4,416 and $5,534 in 2008 and 2007, respectively. Discontinued operations for the years ended December 31, 2009, 2008 and 2007 also include true-ups of estimated expense to actual amounts for properties sold during previous years.

NOTE 5. UNCONSOLIDATED AFFILIATES AND COST METHOD INVESTMENTS

Unconsolidated Affiliates

At December 31, 2009, the Company had investments in the following 21 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company’s Interest
CBL Macapa	Macapa Shopping Center	60.0%
CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol	50.6%
Parkway Place L.P.	Parkway Place	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Port Orange II, LLC	The Pavilion at Port Orange Phase II	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
York Town Center, LP	York Town Center	50.0%

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;
•	the site plan and any material deviations or modifications thereto;
•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;
•	any acquisition/construction loans or any permanent financings/refinancings;
•	the annual operating budgets and any material deviations or modifications thereto;
•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and
•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combining financial statement information of these unconsolidated affiliates is presented as follows:

	Total Assets		Total Debt		Total Equity		Company's Investments
Joint Venture:	2009	2008	2009	2008	2009	2008	2009	2008
CBL Macapa	$-	$-	$-	$-	$-	$-	$1,177	$311
CBL Brasil	-	31,601	-	-	-	30,830	-	16,854
CBL-TRS Joint Venture, LLC	268,211	277,401	143,260	143,891	112,008	118,866	55,111	58,610
CBL-TRS Joint Venture II, LLC	87,826	89,721	51,269	51,798	33,572	34,717	16,716	17,321
Governor’s Square IB	2,346	2,446	-	-	2,245	2,346	735	1,168
Governor’s Square Company	24,614	22,519	26,058	27,333	(2,351)	(5,696)	(1,596)	(3,165)
High Pointe Commons, LP	16,537	18,831	16,450	17,142	(34)	1,499	1,069	1,901
High Pointe Commons II-HAP, LP	6,020	6,872	5,942	6,000	(35)	821	(37)	357
Imperial Valley Mall L.P.	71,803	75,946	55,992	57,031	13,727	13,601	13,238	13,281
Imperial Valley Peripheral L.P.	9,175	12,107	-	-	9,229	12,138	5,752	8,247
JG Gulf Coast Town Center, LLC	190,550	190,258	202,361	201,779	(14,043)	(13,585)	(3,751)	(5,767)
Kentucky Oaks Mall Company	73,962	75,768	27,478	28,335	46,204	47,261	26,332	26,860
Mall of South Carolina L.P.	97,455	101,341	106,279	108,794	(10,838)	(9,267)	(6,200)	(5,260)
Mall of South Carolina Outparcel L.P.	8,366	9,924	-	-	7,862	9,730	3,693	4,462
Mall Shopping Center Company	9,900	10,549	513	1,225	8,963	8,948	8,332	8,444
Parkway Place L.P.	74,165	76,472	56,457	57,756	16,988	17,893	9,846	10,226
Port Orange I, LLC	101,624	66,083	69,363	33,384	27,747	25,084	21,042	16,473
Port Orange II, LLC	13,016	12,304	-	8,300	13,016	4,004	11,557	2,198
TENCO-CBL Servicos Imobiliarios S.A.	-	-	-	-	-	-	-	1,643
Triangle Town Member LLC	145,457	155,366	193,884	197,029	(50,499)	(43,715)	(12,293)	(9,066)
West Melbourne I, LLC	79,848	75,827	40,981	31,177	38,459	37,770	25,108	23,684
West Melbourne II, LLC	6,303	6,045	3,276	3,640	3,032	2,413	2,633	1,742
York Town Center, LP	39,997	42,489	40,717	40,008	(1,369)	1,839	259	1,741

	$1,327,175	$1,359,870	$1,040,280	$1,014,622	$253,883	$297,497	$178,723	$192,265

	Total Revenues			Net Income (Loss)			Company's Share of Net Income (Loss)
Joint Ventures:	2009	2008	2007	2009	2008	2007	2009	2008	2007
CBL Brasil	$10,365	$2,748	$-	$999	$454	$-	$564	$272	$-
CBL-TRS Joint Venture, LLC	25,406	24,182	1,645	(149)	(3,002)	(833)	163	(1,501)	(417)
CBL-TRS Joint Venture II, LLC	7,383	7,210	-	(810)	(1,902)	-	(381)	(951)	-
Governor’s Square IB	886	873	848	1,378	635	617	306	304	296
Governor’s Square Company	10,787	10,590	11,081	4,876	4,672	5,091	2,296	2,199	2,399
High Pointe Commons, LP	2,124	2,160	1,386	(382)	(233)	(812)	(197)	(145)	(435)
High Pointe Commons II-HAP, LP	690	129	-	(118)	(45)	-	(45)	-	-
Imperial Valley Mall L.P.	12,648	13,137	13,059	1,397	1,539	145	1,227	1,616	146
Imperial Valley Peripheral L.P.	76	66	60	34	984	1,368	34	415	821
JG Gulf Coast Town Center, LLC	21,225	20,097	4,220	(6,197)	(7,594)	(1,712)	(4,362)	(3,753)	(1,401)
Kentucky Oaks Mall Company	12,340	13,424	13,992	5,905	6,233	7,120	2,953	3,117	3,560
Mall of South Carolina L.P.	19,765	20,751	19,133	3,295	3,370	1,743	1,679	1,701	904
Mall of South Carolina Outparcel L.P.	1,326	1,406	1,266	820	895	2,004	409	446	1,004
Mall Shopping Center Company	2,574	2,837	2,722	105	(2,296)	503	36	(1,256)	249
Parkway Place L.P.	10,791	11,053	10,904	2,677	(528)	(1,305)	1,337	(216)	(588)
Port Orange I, LLC	84	-	-	721	(4)	-	721	-	-
Port Orange II, LLC	-	-	-	-	2	-	-	-	-
Triangle Town Member LLC	21,725	23,739	23,775	(6,786)	(5,366)	(6,095)	(3,268)	(2,636)	(3,047)
West Melbourne I, LLC	1,754	-	-	2,052	4,500	-	1,450	3,027	-
York Town Center, LP	4,968	5,218	1,165	1,184	432	217	567	192	11

	$166,917	$159,620	$105,256	$11,001	$2,746	$8,051	$5,489	$2,831	$3,502

Debt on these properties is non-recourse, excluding Parkway Place, West Melbourne and Port Orange.   See Note 14 for a description of guarantees the Company has issued related to certain unconsolidated affiliates.

CBL Brazil

In October 2007, the Company entered into a condominium partnership agreement with several individual investors and a former land owner to acquire a 60% interest in a new retail development in Macaé, Brazil.  The retail center opened in September 2008.  The Company provided total funding of $26,231, net of distributions received of $940, related to the development.  In October 2009, the Company entered into an agreement to sell its interest in this partnership for a gross sales price of $24,200, less brokerage commissions and other closing costs for a net sales price of $23,028.  The Company recorded a loss on impairment of investment of $1,143 during the third quarter of 2009 to reflect the net loss that was projected on the sale.  The sale closed in December 2009.  The Company incurred an additional impairment loss of $411 related to the sale which have been recorded in loss on impairment of investments in the accompanying consolidated statement of operations for the year ended December 31, 2009.

TENCO-CBL Servicos Imobiliarios S.A.

In April 2008, the Company entered into a 50/50 joint venture, TENCO-CBL Servicos Imobiliarios S.A., with TENCO Realty S.A. (“TENCO”) to form a property management services organization in Brazil.  The Company had contributed $2,000 and, in February 2009, negotiated the exercise of its put option right to divest of its portion of the investment in TENCO-CBL Servicos Imobiliarios S.A. pursuant to the joint venture’s governing agreement.  Under the terms of the agreement, TENCO agreed to pay the Company $2,000 plus interest at a rate of 10%.  TENCO paid the Company $250 in March 2009 and $1,750 in December 2009, plus applicable interest. There was no gain or loss on this sale.

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  In February 2009, the Company negotiated a divestment agreement with its Macapa partners obligating the Company to fund an additional $592 to reimburse the other partners for previously incurred land acquisition costs in exchange for the termination of any future obligations on the part of the Company to fund development costs, and to provide the other partners the option to purchase the Company’s interest in this partnership for an amount equal to its investment balance.  As of December 31, 2009, the Company had incurred total funding of $1,189, including the $592 of reimbursements noted above.

In December 2009, we entered into an agreement for the sale of our 60% interest with one of the condominium partnership’s investors for a gross sales price of $1,263, less closing costs for an estimated net sales price of $1,200.  The sale is expected to close in March 2010, subject to due diligence and customary closing conditions.

West Melbourne

Effective January 30, 2008, the Company entered into two 50/50 joint ventures, West Melbourne I, LLC and West Melbourne II, LLC, with certain affiliates of Benchmark Development (“Benchmark”) to develop, in two phases, Hammock Landing, a community center in West Melbourne, Florida.  The Company obtained its 50% interests in the joint ventures by contributing cash of $9,685.  The Company agreed to develop and manage the shopping center.  Under the terms of the joint venture agreements, any additional capital contributions are to be funded on a 50/50 basis.  Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company.  In August 2008, the West Melbourne I, LLC obtained construction and land loans with initial capacities of $67,000 and $3,640, respectively.  The first phase of the development opened in April 2009.  As of December 31, 2009, capacities on the construction and land loans had been reduced to $47,557 and $3,276, respectively, to reflect the completion of the first phase.  Total debt of $44,257 and $34,817 was outstanding on the combined loans as of December 31, 2009 and 2008, respectively.  The construction loan matures in August 2010, bears interest at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a spread of 3.50% and has three one-year extension options, which are at the joint venture’s election, for an outside maturity date of August 2013. The land loan matures in August 2010, bears interest at LIBOR plus a spread of 2.00% and has a one-year extension option, which is at the joint venture’s election, for an outside maturity date of August 2011.  The Company has guaranteed 100% of the construction and land loans and has recorded an obligation of $670 in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of these guarantees.

Port Orange

Effective January 30, 2008, the Company entered into two 50/50 joint ventures, Port Orange I, LLC and Port Orange II, LLC, with Benchmark to develop The Pavilion at Port Orange (the “Pavilion”), a community center in Port Orange, Florida that will be developed in two phases.  The Company obtained its 50% interests in the joint ventures by contributing cash of $13,812.  The Company will develop and manage the Pavilion.  Under the terms of the joint venture agreements, any additional capital contributions are to be funded on a 50/50 basis.  Likewise, the joint ventures’ net cash flows and income (loss) will be allocated 50/50 to Benchmark and the Company.  In June 2008, Port Orange I, LLC obtained construction and land loans with initial capacities of $112,000 and $8,300, respectively.  The land loan was retired in October 2009.  As of December 31, 2009, the capacity on the construction loan had been reduced to $97,183.  Total debt of $41,684 was outstanding on the combined loans as of December 31, 2008.  The construction loan had an outstanding balance of $69,363 as of December 31, 2009.  The first phase of the development is scheduled to open in March 2010.  The construction loan matures in December 2011, bears interest at LIBOR, subject to a floor of 1.00%, plus a spread of 3.50% and has two one-year extension options, which are at the joint venture’s election, for an outside maturity date of December 2013. The Company has guaranteed 100% of the outstanding construction loan.  An obligation of $1,120 has been recorded in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of the guaranty.

CBL-TRS Joint Ventures

Effective February 1, 2008, the Company entered into a 50/50 joint venture, CBL-TRS Joint Venture II, LLC, affiliated with CBL-TRS Joint Venture, LLC, a 50/50 joint venture entered into by the Company on November 30, 2007 (collectively, “the CBL-TRS joint ventures”), both of which are joint venture partnerships with Teachers’ Retirement System of the State of Illinois (“TRS”).  During the first quarter of 2008, CBL-TRS Joint Venture II acquired Renaissance Center, located in Durham, NC, for $89,639 and an anchor parcel at Friendly Center, located in Greensboro, NC, for $5,000, to complete the CBL-TRS joint ventures’ acquisitions from the Starmount Company or its affiliates (the “Starmount Company”).  The aggregate purchase price consisted of $58,121 in cash, of which $29,089 was contributed by each the Company and TRS, and the assumption of $36,518 of non-recourse debt, of which $35,569 and $36,098 was outstanding as of December 31, 2009 and 2008, respectively.  The non-recourse debt bears interest at a fixed rate of 5.61% and matures in July 2016.  In April 2008, CBL-TRS II obtained a $15,700 interest-only, non-recourse loan with a fixed interest rate of 5.22% that matures in April 2013.

Under the terms of the joint venture agreements, neither member is required to make additional capital contributions, except as specifically stated in the agreements governing the joint ventures.  The CBL-TRS joint ventures’ profits and distributions of cash flows are allocated 50/50 to TRS and the Company.

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

Cost Method Investments

In February 2007, the Company acquired a 6.2% minority interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of December 31, 2009, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded. The Company initially recorded the secured note at its estimated fair value of $4,513, which reflects a discount of $362 due to the fact that it is non-interest bearing. The discount is amortized and recognized as interest income over the term of the secured note using the effective interest method. The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying consolidated balance sheets. The Company initially recorded the warrant at its estimated fair value of $362, which is included in intangible lease assets and other assets in the accompanying consolidated balance sheets.  See Note 15 for information regarding the current fair value of the secured note and warrant.

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed a quantitative and qualitative analysis of its noncontrolling investment as of December 31, 2009 and determined that the current balance of its investment is not impaired.  A rollforward of the cost-method portion of the Company’s noncontrolling interest is as follows:

Balance at January 1, 2009	$10,125
Impairment loss recognized in earnings	(5,306)
Balance at December 31, 2009	$4,819

NOTE 6. MORTGAGE AND OTHER INDEBTEDNESS

Mortgage and other indebtedness consisted of the following:

	December 31, 2009		December 31, 2008
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,888,822	6.02%	$4,208,347	6.13%
Recourse loans on operating properties (2)	160,896	4.97%	-	-
Secured line of credit (3)	-	-	400,000	4.45%
Total fixed-rate debt	4,049,718	5.98%	4,608,347	5.99%
Variable-rate debt:
Recourse term loans on operating properties	242,763	1.89%	262,946	2.49%
Unsecured line of credit	-	-	522,500	1.92%
Secured lines of credit	759,206	4.19%	149,050	1.45%
Unsecured term facilities	437,494	1.73%	437,494	1.88%
Construction loans	126,958	2.48%	115,339	1.74%
Total variable-rate debt	1,566,421	3.01%	1,487,329	1.95%
Total	$5,616,139	5.15%	$6,095,676	5.01%

(1)	Weighted-average interest rate including the effect of debt premiums (discounts), but excluding amortization of deferred financing costs.
(2)
The Company has entered into interest rate swaps on notional amounts totaling $127,500 as of December 31, 2009 and 2008 related to two of its variable-rate recourse loans on operating properties to effectively fix the interest rates on those loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

(3)
The Company had entered into interest rate swaps on notional amounts totaling $400,000 as of December 31, 2008 related to its $525,000 secured credit facility to effectively fix the interest rate on that portion of the line of credit.  Therefore, this amount is reflected in fixed-rate debt as of December 31, 2008.  The interest rate swaps expired on December 30, 2009.

Non-recourse and recourse term loans include loans that are secured by properties owned by the Company that have a net carrying value of $6,016,285 at December 31, 2009.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50% with the exception of the $560,000 line for which the floor of 1.50% is effective on January 1, 2010, plus a margin ranging from 0.75% to 4.25% and had a weighted average interest rate of 4.19% at December 31, 2009. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at a rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of December 31, 2009:

Total Available	Total Outstanding	Maturity Date	Extended Maturity Date
$560,000	$337,356	August 2011	April 2014
525,000	421,850	February 2012	February 2013
105,000	-	June 2011	June 2011
$1,190,000	$759,206

In November 2009, the Company closed on an extension and modification of its previously unsecured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group, that provides for maintaining its total capacity of $560,000.  The facility will be converted over an 18-month period into a new secured facility and the maturity of the facility was extended to August 2011, with an extension option at the Company’s election (subject to continued compliance with the terms of the facility), for an outside maturity date of April 2014.  The conversion of the unsecured facility to a secured facility will take place as the Company uses availability under the facility to retire several non-recourse, property-specific commercial mortgage-backed securities (“CMBS”) mortgages that mature through 2011. The Company intends to retire these mortgages at the earliest dates on which they may be prepaid at par or their scheduled maturity dates in order to avoid any prepayment fees. The unused availability under the facility may only be used to retire these mortgages, until such time as the facility becomes fully secured.  The real estate assets securing these mortgages will then be pledged as collateral to secure the facility.

The interest rate on the facility was modified to bear interest at an annual rate equal to one-month, three-month or six-month LIBOR (at the Company’s option), with LIBOR subject to a minimum of 1.50% for periods commencing on or after January 1, 2010, plus a spread that increases over the facility’s term, based on the Company’s leverage ratio, commencing with a margin of 0.75% to 1.20%, through August 2010, a margin of 1.45% to 1.90% through August 2011 and increasing thereafter to 3.25% to 4.25% until April 2014.  The Company paid aggregate fees of approximately $6,671, reflected in intangible lease assets and other assets in the Company’s consolidated balance sheet as of December 31, 2009, in connection with the extension and modification of the credit facility.  Additionally, the Company must pay an annual fee of 35 basis points, to be paid quarterly, based upon any unused commitment of the credit facility and will pay a one-time fee of 1.067% of the total capacity of the facility should the Company exercise its option to extend the maturity date to April 2014.  There were no significant changes to the facility’s debt covenants.

Certain assets were pledged as collateral as of the closing.  The Company retired two secured facilities with total capacity of $37,200 and pledged the properties previously securing those two facilities as collateral to the new secured credit facility.

In December 2009, the Company retired a $52,320 non-recourse loan on Eastgate Mall in Cincinnati, OH with borrowings from the $560,000 secured credit facility and pledged the property as collateral to the facility.

In September 2009, the Company extended and modified its $525,000 secured credit facility, of which Wells Fargo Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from February 2010 to February 2012, with an option to extend the maturity date for one additional year to February 2013 (subject to continued compliance with the terms of the facility).  The interest rate on the facility was modified to bear interest at an annual rate equal to the one-month, three-month, or six-month LIBOR (at the Company’s option) plus 3.25% to 4.25%, with LIBOR subject to a minimum of 1.50% for periods commencing on or after December 31, 2009.  The Company paid aggregate fees of approximately $7,510, reflected in intangible lease assets and other assets in the Company’s consolidated balance sheet as of December 31, 2009, in connection with the extension and modification of the credit facility and is required to pay an annual fee of 0.35%, to be paid quarterly, based upon any unused commitment.  The Company must pay a one-time extension fee of 0.35% should it exercise its option to extend the maturity date to February 2013.  There were no significant changes to the facility’s debt covenants.

In May 2009, the Company extended and modified its $105,000 secured credit facility, of which First Tennessee Bank NA serves as administrative agent for the lender group.  The facility’s maturity date was extended from June 2010 to June 2011.  The interest rate on the facility was modified to bear interest at annual rate equal to LIBOR plus 3.00%, with LIBOR subject to a minimum of 1.50%.

The secured lines of credit are collateralized by 35 of the Company’s properties, or certain parcels thereof, which had an aggregate net carrying value of $1,557,203 at December 31, 2009.

Unsecured Term Facilities

In April 2008, the Company entered into an unsecured term facility with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility.  At December 31, 2009, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 1.94%.  The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At December 31, 2009, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.49%.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

The agreements to the Company’s $560,000 and $525,000 secured lines of credit and the unsecured term facilities with balances of $209,494 and $228,000 as of December 31, 2009, each with the same lender, contain default and cross-default provisions customary for transactions of this nature.

Letters of Credit

At December 31, 2009, the Company had additional secured and unsecured lines of credit with a total commitment of $33,359 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $12,045 at December 31, 2009.

Fixed-Rate Debt

As of December 31, 2009, fixed-rate operating loans bear interest at stated rates ranging from 4.50% to 8.69%. Outstanding borrowings under fixed-rate loans include net unamortized debt premiums of $8,038 that were recorded when the Company assumed debt to acquire real estate assets that was at a net above-market interest rate compared to similar debt instruments at the date of acquisition. Fixed-rate loans generally provide for monthly payments of principal and/or interest and mature at various dates from April 2010 through July 2019, with a weighted average maturity of 4.5 years.

During the second quarter of 2009, the Company closed two 10-year, non-recourse loans including a $33,600 loan secured by Honey Creek Mall in Terre Haute, IN and a $57,800 loan secured by Volusia Mall in Daytona Beach, FL.  The loans are with the existing institutional lender and have a fixed interest rate of 8.00%.  These loans replaced an existing $30,006 loan secured by Honey Creek Mall and a $51,127 loan secured by Volusia Mall.  The Company used the $9,031 of excess proceeds, plus cash on hand, to retire the $30,018 loan secured by Bonita Lakes Mall and Bonita Lakes Crossing in Meridian, MS held by the same institutional lender.  These two properties were placed in the collateral pool securing the Company’s $560,000 secured line of credit in November 2009.

During the first quarter of 2009, the Company completed two fixed-rate loan extensions.  A $38,182 fixed-rate loan secured by Oak Hollow Mall was extended for a period of three years from February 2009 to February 2012, with a modification of the interest rate from 7.31% to 4.50%, and a 7.50% fixed-rate loan of $58,975 secured by St. Clair Square in Fairview Heights, IL was extended for one year from April 2009 to April 2010.  Also during the first quarter, the Company closed a $74,100 non-recourse loan secured by Cary Towne Center in Cary, NC, with a fixed interest rate of 8.50% that matures in March 2017.   The loan replaced an $81,839 loan which had a fixed interest rate of 6.85% and was scheduled to mature in March 2009. The loan was refinanced with the existing institutional lender.

During the fourth quarter of 2008, the Company obtained a loan totaling $40,000 secured by Meridian Mall in Lansing, MI that matures in November 2010.  In November 2009, the Company retired this loan with borrowings from the $560,000 secured credit facility and pledged the property as collateral to the facility.

During the third quarter of 2008, the Company obtained two separate loans totaling $251,500.  The first loan represents a new $164,000, ten-year non-recourse loan maturing in October 2018 secured by Hanes Mall in Winston-Salem, NC.  The loan bears interest at a fixed rate of 6.99% and replaced a previous loan on the property of $97,600 that had a fixed interest rate of 7.31%.  The second loan represents a new $87,500 three-year term loan secured by RiverGate Mall and the Village at Rivergate in Nashville, TN.  The loan matures in September 2011 and has two, one-year extension options for an outside maturity date in September 2013 and is 50% recourse.  While the loan bears interest at LIBOR plus 2.25%, the Company has entered into an $87,500 pay fixed/receive variable swap to effectively fix the interest rate at 5.85%.  The Company also entered into a loan modification agreement to modify and extend its existing $36,600 loan secured by Hickory Hollow Mall and Courtyard at Hickory Hollow Mall in Nashville, TN.  The loan was extended for ten years, maturing in October 2018, is fully recourse and bears interest at a fixed rate of 6.00%.  The net proceeds from these loans, combined with the loan modification, replaced an existing $153,200 loan bearing an interest rate of 6.77% secured by RiverGate Mall, The Village at Rivergate, Hickory Hollow Mall, and Courtyard at Hickory Hollow.

During the second quarter of 2008, the Company announced that it had entered into a one-year extension of the $39,600, non-recourse loan secured by Oak Hollow Mall in High Point, NC.  The extension maintained the fixed interest rate of 7.31% and extended the maturity date to February 2009.

Variable-Rate Debt

Recourse term loans for the Company’s operating properties bear interest at variable interest rates indexed to the prime lending rate or LIBOR. At December 31, 2009, interest rates on such recourse loans varied from 1.23% to 4.50%. These loans mature at various dates from July 2010 to January 2012, with a weighted average maturity of 1.6 years, and have various extension options ranging from one to two years.

During the first quarter of 2009, a variable-rate term loan of $17,250 secured by Milford Marketplace in Milford, CT was extended for a period of three years from January 2009 to January 2012, with an additional one year extension available at our election.

Subsequent to December 31, 2009, the Company closed a $72,000 non-recourse loan secured by St. Clair Square in Fairview Heights, IL.  The new five-year loan bears interest at a variable rate of LIBOR plus 400 basis points.  This loan replaced an existing $57,236 loan, which was scheduled to mature in April 2010.

During 2008, the Company entered into construction loans for the development of a lifestyle addition to West County Center in St. Louis, MO that matures in March 2011 with extension options available at the Company’s election for an outside maturity date in March 2013 and the development of Statesboro Crossing, a community center located in Statesboro, GA, that matures in February 2011 with extension options available at the Company’s election for an outside maturity date in February 2013.

In addition, in December 2008, the Company entered into a loan agreement with the Mississippi Business Finance Corporation (“MBFC”) under which the Company received access to $79,085 from the issuance of Gulf Opportunity Zone Industrial Development Revenue Bonds (“GO ZONE Bonds”) by the MBFC.  The GO ZONE Bonds are fully supported by a letter of credit obtained by the Company.  The loan accrues interest payable monthly at a variable rate based on the USD-SIFMA Municipal Swap Index.  The GO ZONE Bonds are subject to redemption at the Company’s discretion and mature on December 1, 2038.  They will be repaid by the Company in accordance with the terms stipulated in the loan agreement and the bond issuance proceeds were required to be used to finance the construction of the Company’s interest in a community center development, The Promenade, located in D’Iberville, MS, which opened during 2009.  As of December 31, 2009, approximately $66,552 had been drawn from the available funds.  The balance of the proceeds, approximately $13,665, are currently held in trust and will be released to the Company as further capital expenditures on the development project are incurred.  These funds are recorded in intangible lease assets and other assets as restricted cash in the consolidated balance sheet as of December 31, 2009.

Covenants and Restrictions

The $560,000 new secured line of credit and $525,000 secured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at December 31, 2009.

The agreements to the$560,000 and $525,000 secured credit facilities and the two unsecured term facilities described above, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.

Forty-five malls/open-air centers, nine associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Payments

As of December 31, 2009, the scheduled principal payments, including maturing balloon amounts, of the Company’s consolidated debt, excluding extension options available at the Company’s election, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2010	$1,038,106
2011	1,082,539
2012	1,029,052
2013	446,417
2014	183,442
Thereafter	1,828,545
5,608,101
Net unamortized premiums	8,038
$5,616,139

Of the $1,038,106 of scheduled principal payments in 2010, $973,017 relates to the maturing principal balances of fourteen operating properties and a construction loan.  Maturing loans with principal balances of $484,211 outstanding as of December 31, 2009 have extensions available at the Company’s option, leaving approximately $488,806 of loan maturities in 2010 that must be retired or refinanced.  The $488,806 of loan maturities in 2010 represents twelve operating property mortgage loans.  In January 2010, the Company refinanced one of the twelve mortgage loans with a principal balance of $57,237 outstanding as of December 31, 2009. The Company intends to retire a portion of the remaining mortgage loans at their scheduled maturity with availability on its $560,000 secured credit facility.  The Company also intends to refinance a portion of the maturing loans.

Interest Rate Hedging Instruments

Effective January 1, 2009, the Company adopted new accounting guidance that improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows.  The Company records its derivative instruments in its consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish these objectives, the Company primarily uses interest rate swaps and caps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.  Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income (loss) (“AOCI/L”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  During 2009, such derivatives were used to hedge the variable cash flows associated with variable-rate debt.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$127,500
Interest Rate Cap	1	$80,000

The following tables provide further information relating to the Company’s hedging instruments that had been designated as hedges for GAAP accounting purposes as of December 31, 2009 and 2008:

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 12/31/09	Fair Value at 12/31/08	Maturity Date
Cap	Intangible lease assets and other assets	$80,000	USD-SIFMA Municipal Swap Index	4.000%	$2	$29	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	(636)	(772)	Nov-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	87,500	1-month LIBOR	3.600%	(2,271)	(3,787)	Sep-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	150,000	1-month LIBOR	3.553%	-	(3,989)	Dec-09
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	250,000	1-month LIBOR	3.705%	-	(7,022)	Dec-09

	Gain (Loss) Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Gain (Loss) Recognized in Earnings (Effective Portion)		Location of Gain (Loss) Recognized in Earnings (Ineffective Portion)	Gain (Loss) Recognized in Earnings (Ineffective Portion)
Hedging Instrument	2009	2008		2009	2008		2009	2008
Interest rate swaps	$12,614	$(15,574)	Interest Expense	$(16,915)	$(3,390)	Interest Expense	$38	$(61)

In January 2009, the Company entered into a $129,000 interest rate cap agreement to hedge the risk of changes in cash flows on the construction loan of one of its properties equal to the then-outstanding cap notional.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  The Company did not designate this cap as a hedge under GAAP and, thus, records any changes in fair value on the cap as interest expense in the consolidated statement of operations.  The Company recognized a loss of $80 during 2009.  The interest rate cap had a nominal fair value as of December 31, 2009 and matures in July 2010.

Subsequent to December 31, 2009, the Company entered into a $72,000 interest rate cap agreement (amortizing to $69,375) to hedge the risk of changes in cash flows on the borrowings of one of its properties equal to the amortizing cap notional.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.00%.  The cap matures in January 2012.

See Notes 2 and 15 for additional information regarding the Company’s interest rate hedging instruments.

NOTE 7. SHAREHOLDERS’ EQUITY

Common Stock Offering

In June 2009, the Company completed a public offering of 66,630,000 shares of its $0.01 par value common stock for $6.00 per share. The net proceeds, after underwriting costs and related expenses, of approximately $381,823 were used to repay outstanding borrowings under the Company’s credit facilities.

In contemplation of the common stock offering described above, certain holders of units in the Operating Partnership, including certain affiliates of CBL’s Predecessor and certain affiliates of Jacobs (collectively, the "Deferring Holders"), entered into a Forbearance and Waiver Agreement, dated June 2, 2009 (the "Forbearance Agreement"), with the Company. The Deferring Holders agreed to defer their right to exchange an aggregate of 37,000,000 of their Operating Partnership units for shares of our common stock or cash (at our election), until the earlier of (A) the close of business on the date upon which we effectively amended our Certificate of Incorporation to increase our authorized share capital to include at least 217,000,000 shares of common stock (the "Replenishment Date") or (B) December 31, 2009. The Deferring Holders also agreed to waive our obligation under the Operating Partnership Agreement to reserve a sufficient number of shares of common stock to satisfy the Operating Partnership exchange rights with respect to such units until the Replenishment Date, regardless of when such date were to occur.

Under the terms of the Forbearance Agreement, if, following the deferral described above, the Deferring Holders had exercised their exchange rights before the Company had available a sufficient number of authorized shares of our common stock to deliver in satisfaction of such exchange rights, it would have been compelled to satisfy such rights with cash payments to the extent it did not have sufficient shares of common stock available. As a result of entering into the Forbearance Agreement, the portion of the noncontrolling interests in the Operating Partnership attributable to the Deferring Holders’ Operating Partnership units that were in excess of the previous authorized number of shares of common stock were reclassified to redeemable noncontrolling interests.

On October 7, 2009, the Company reconvened its special meeting of stockholders, previously convened on September 21, 2009, during which stockholder approval was obtained to amend the Certificate of Incorporation to reflect an increase in the number of authorized shares of common stock from 180,000,000 shares to 350,000,000 shares.  As such, the Forbearance Agreement of the Deferring Holders expired in accordance with its terms and the units subject to that agreement have been reclassified to noncontrolling interests as of December 31, 2009.

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

Dividends

In April 2009, the Company paid the first quarter dividend of $0.37 on its common stock in a combination of cash and shares of common stock.  The Company issued 4,754,355 shares of common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding. The Company initially elected to treat the issuance of its common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented was adjusted proportionately to reflect the additional common stock issued.  In January 2010, new accounting guidance was issued that requires stock distributions such as the one the Company made in connection with its first quarter dividend be treated as a stock issuance.  The guidance is effective for interim and annual periods ending on or after December 15, 2009 and retrospective application is required.  Thus, all share and per share amounts that were previously adjusted to reflect the distribution as a stock dividend, have been revised to appropriately reflect the distribution as a stock issuance on the date of payment.

During the second quarter, the Company’s Board of Directors determined to reduce the dividend for the remainder of 2009 to the minimum level required to distribute 100% of the Company’s estimated taxable income.  The Company paid a second quarter cash dividend of $0.11 per share on July 15, 2009 and a third quarter cash dividend of $0.05 per share on October 15, 2009.  On December 2, 2009, the Company announced a fourth quarter cash dividend of $0.05 per share.  The dividend was paid on January 15, 2010, to shareholders of record as of December 30, 2009. The dividend declared in the fourth quarter of 2009, totaling $6,894, is included in accounts payable and accrued liabilities at December 31, 2009.  The total dividend included in accounts payable and accrued liabilities at December 31, 2008 was $24,568.

The allocations of dividends declared and paid for income tax purposes are as follows:

	Year Ended December 31,
	2009	2008	2007
Dividends declared:
Common stock	$0.95000	$1.63500	$2.06000
Series B preferred stock	$-	$-	$1.09375
Series C preferred stock	$19.375	$19.375	$19.375
Series D preferred stock	$18.4375	$18.4375	$18.4375

Allocations:
Common stock
Ordinary income	98.90%	76.58%	77.86%
Capital gains 15% rate	0.00%	0.00%	0.00%
Capital gains 25% rate	1.10%	0.67%	1.65%
Return of capital	0.00%	22.75%	20.49%
Total	100.00%	100.00%	100.00%

Preferred stock (1)
Ordinary income	98.90%	99.14%	97.93%
Capital gains 15% rate	0.00%	0.00%	0.00%
Capital gains 25% rate	1.10%	0.86%	2.07%
Total	100.00%	100.00%	100.00%

(1) The allocations for income tax purposes are the same for each series of preferred stock for each period presented.

NOTE 8. REDEEMABLE NONCONTROLLING INTERESTS AND NONCONTROLLING INTERESTS

Redeemable Noncontrolling Interest and Noncontrolling Interests in the Operating Partnership

The redeemable noncontrolling interest and noncontrolling interests in the Operating Partnership are represented by common units and special common units of limited partnership interest in the Operating Partnership (the “Operating Partnership Units”) that the Company does not own.

Redeemable noncontrolling interest includes a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  In July 2004, the Company issued 1,560,940 Series S special common units (“S-SCUs”), all of which are outstanding as of December 31, 2009, in connection with the acquisition of Monroeville Mall. Under the terms of the Operating Partnership’s limited partnership agreement, the holder of the S-SCUs has the right to exchange all or a portion of its partnership interest for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. This holder has the additional right to, at any time after the seventh anniversary of the issuance of the S-SCUs, require the Operating Partnership to acquire a qualifying property and distribute it to the holder in exchange for the S-SCUs. Generally, the acquisition price of the qualifying property cannot be more than the lesser of the consideration that would be received in a normal exchange, as discussed above, or $20,000, subject to certain limited exceptions.  Should the consideration that would be received in a normal exchange exceed the maximum property acquisition price as described in the preceding sentence, the excess portion of its partnership interest could be exchanged for shares of the Company’s stock or, at the Company’s election, their cash equivalent.  The S-SCUs received a minimum distribution of $2.53825 per unit per year for the first five years, and receive a minimum distribution of $2.92875 per unit per year thereafter.

Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  When an exchange occurs, CBL assumes the noncontrolling limited partner’s ownership interests in the Operating Partnership. The number of shares of common stock received by a noncontrolling limited partner of the Operating Partnership upon exercise of its exchange rights will be equal, on a one-for-one basis, to the number of Operating Partnership Units exchanged by the noncontrolling limited partner. The amount of cash received by the noncontrolling limited partner, if CBL elects to pay cash, will be based on the five-day trailing average of the trading price at the time of exercise of the shares of common stock that would otherwise have been received by the noncontrolling limited partner in the exchange. Neither the noncontrolling limited partnership interests in the Operating Partnership nor the shares of common stock of the Company are subject to any right of mandatory redemption.

At December 31, 2009, holders of 22,913,538 J-SCUs are eligible to exchange their units for shares of common stock or, at the Company’s election, their cash equivalent. The J-SCUs receive a minimum distribution equal to $0.3628125 per unit per quarter ($1.45125 per unit per year), subject to certain adjustments if the distribution on the common units is equal to or less than $0.21875 for four consecutive quarters. Commencing in January 2011, the Company has the right to convert the J-SCUs to common units.

In June 2005, the Company issued 571,700 L-SCUs, all of which are outstanding as of December 31, 2009, in connection with the acquisition of Laurel Park Place. The L-SCUs receive a minimum distribution of $0.7572 per unit per quarter ($3.0288 per unit per year). Upon the earlier to occur of June 1, 2020, or when the distribution on the common units exceeds $0.7572 per unit for four consecutive calendar quarters, the L-SCUs will thereafter receive a distribution equal to the amount paid on the common units.

In November 2005, the Company issued 1,144,924 K-SCUs, all of which are outstanding as of December 31, 2009, in connection with the acquisition of Oak Park Mall, Eastland Mall and Hickory Point Mall. The K-SCUs received a dividend at a rate of 6.0%, or $2.85 per K-SCU, for the first year following the close of the transaction and receive a dividend at a rate of 6.25%, or $2.96875 per K-SCU, thereafter. When the quarterly distribution on the Operating Partnership’s common units exceeds the quarterly K-SCU distribution for four consecutive quarters, the K-SCUs will receive distributions at the rate equal to that paid on the Operating Partnership’s common units. At any time following the first anniversary of the closing date, the holders of the K-SCUs may exchange them, on a one-for-one basis, for shares of the Company’s common stock or, at the Company’s election, their cash equivalent.

During 2008, holders of 24,226 special common units of noncontrolling limited partnership interest in the Operating Partnership exercised their conversion rights.  The Company was requested to exchange common stock for these units, and elected to do so.

During 2007, holders of 220,670 special common units and 2,848 common units of noncontrolling limited partnership interest in the Operating Partnership exercised their conversion rights.  The Company elected to exchange cash of $9,502 in exchange for these units.

No holders of special common units or common units of noncontrolling limited partnership interest in the Operating Partnership exercised their conversion rights during 2009.

Outstanding rights to convert redeemable noncontrolling interests and noncontrolling interests in the Operating Partnership to common stock were held by the following parties at December 31, 2009 and 2008:

	December 31,
	2009	2008
Jacobs	22,913,538	22,913,538
CBL’s Predecessor	18,630,037	17,396,798
Third parties	10,405,117	10,300,277
Total Operating Partnership Units	51,948,692	50,610,613

The assets and liabilities allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests are based on their ownership percentages of the Operating Partnership at December 31, 2009 and 2008. The ownership percentages are determined by dividing the number of Operating Partnership Units held by each of the redeemable noncontrolling interest and the noncontrolling interests at December 31, 2009 and 2008 by the total Operating Partnership Units outstanding at December 31, 2009 and 2008, respectively. The redeemable noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 0.8% and 1.3% at December 31, 2009 and 2008, respectively.  The noncontrolling interest ownership percentage in assets and liabilities of the Operating Partnership was 26.6% and 41.9% at December 31, 2009 and 2008, respectively.

Income is allocated to the Operating Partnership’s redeemable noncontrolling interest and noncontrolling interests based on their weighted average ownership during the year. The ownership percentages are determined by dividing the weighted average number of Operating Partnership Units held by each of the redeemable noncontrolling interest and noncontrolling interests by the total weighted average number of Operating Partnership Units outstanding during the year.

A change in the number of shares of common stock or Operating Partnership Units changes the percentage ownership of all partners of the Operating Partnership. An Operating Partnership Unit is considered to be equivalent to a share of common stock since it generally is exchangeable for shares of the Company’s common stock or, at the Company’s election, their cash equivalent. As a result, an allocation is made between redeemable noncontrolling interest, shareholders’ equity and noncontrolling interests in the Operating Partnership in the accompanying balance sheet to reflect the change in ownership of the Operating Partnership’s underlying equity when there is a change in the number of shares and/or Operating Partnership Units outstanding. During 2009, the Company allocated $4,242 from redeemable nocontrolling interest to shareholders’ equity.  During 2008 and 2007, the Company allocated $476 and $1,048, respectively, from shareholders’ equity to redeemable noncontrolling interest.  During 2009 and 2008, the Company allocated $7,942 and $369, respectively, from noncontrolling interest to shareholders’ equity.  During 2007, the Company allocated $8,330 from shareholders’ equity to noncontrolling interest.

The total redeemable noncontrolling interest in the Operating Partnership was $16,194 and $12,072 at December 31, 2009 and 2008, respectively.  The total noncontrolling interest in the Operating Partnership was $301,808 and $379,408 at December 31, 2009 and 2008, respectively.

On December 2, 2009, the Operating Partnership declared distributions of $1,143 and $11,651 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 15, 2010. This distribution represented a distribution of $0.0500 per unit for each common unit and $0.3628 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2009.

On November 4, 2008, the Operating Partnership declared distributions of $990 and $18,034 to the Operating Partnership’s redeemable noncontrolling limited partners and noncontrolling limited partners, respectively. The distributions were paid on January 14, 2009. This distribution represented a distribution of $0.3700 per unit for each common unit and $0.6346 to $0.7572 per unit for certain special common units in the Operating Partnership. The total distribution is included in accounts payable and accrued liabilities at December 31, 2008.

Redeemable Noncontrolling Interests and Noncontrolling Interests in Other Consolidated Subsidiaries

Redeemable noncontrolling interests includes the aggregate noncontrolling ownership interest in five of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling interests in other consolidated subsidiaries was $428,065 and $427,600 at December 31, 2009 and 2008, respectively.

The redeemable noncontrolling interests in other consolidated subsidiaries includes the third party interest in the Company’s subsidiary that provides security and maintenance services and the PJV units issued to Westfield for the acquisition of certain properties as more fully described in Note 3.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Year Ended December 31,
	2009	2008
Beginning Balance	$421,279	$420,300
Net income attributable to redeemable noncontrolling preferred joint venture interest	20,737	20,268
Distributions to redeemable noncontrolling preferred joint venture interest	(20,446)	(19,289)
Ending Balance	$421,570	$421,279

Noncontrolling interests includes the aggregate noncontrolling ownership interest in 16 of the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity. The total noncontrolling interests in other consolidated subsidiaries was $675 and $1,064 at December 31, 2009 and 2008, respectively.

The assets and liabilities allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries are based on the third parties’ ownership percentages in each subsidiary at December 31, 2009 and 2008. Income is allocated to the redeemable noncontrolling interests and noncontrolling interests in other consolidated subsidiaries based on the third parties’ weighted average ownership in each subsidiary during the year.

Variable Interest Entities

In August 2007, the Company entered into a joint venture agreement with a third party to develop and operate Statesboro Crossing, an open-air shopping center in Statesboro, GA.  The Company holds a 50% ownership interest in the joint venture.  The Company determined that its investment represents a variable interest in a variable interest entity and that the Company is the primary beneficiary since it is required to fund all of the equity portion of the development costs.  The Company earns a preferred return on its investment until it has been reimbursed. As a result, the joint venture is presented in the accompanying financial statements as of December 31, 2009 and 2008 on a consolidated basis, with any interests of the third party reflected as noncontrolling interest.  At December 31, 2009 and 2008, this joint venture had total assets of $21,634 and $21,644, respectively, and a mortgage note payable of $15,848 and $15,549, respectively.

In March 2007, the Company entered into a joint venture agreement with a third party to develop and operate Settlers Ridge, an open-air shopping center in Robinson Township, PA.  The Company purchased a 60% ownership interest in the joint venture.  The Company determined that its investment represented a variable interest in a variable interest entity and that the Company was the primary beneficiary since it was required to fund all of the equity portion of the development costs.  In March 2009, the Company purchased the remaining 40% interest in the joint venture from its third party partner for $10, at which time the Company concluded that its investment no longer represented a variable interest in a variable interest entity, but is consolidated in the Company’s financial statements as a wholly-owned subsidiary.

The Company has a 10% ownership interest and is the primary beneficiary in a joint venture that owns and operates Willowbrook Plaza in Houston, TX, Massard Crossing in Ft. Smith, AR and Pemberton Plaza in Vicksburg, MS. At December 31, 2009 and 2008, this joint venture had total assets of $51,429 and $63,249, respectively, and a mortgage note payable of $35,487 and $36,017, respectively.

NOTE 9. MINIMUM RENTS

The Company receives rental income by leasing retail shopping center space under operating leases. Future minimum rents are scheduled to be received under noncancellable tenant leases at December 31, 2009, as follows:

2010	$621,749
2011	537,804
2012	466,558
2013	395,540
2014	339,181
Thereafter	1,282,739
$3,643,571

Future minimum rents do not include percentage rents or tenant reimbursements that may become due.

NOTE 10. MORTGAGE AND OTHER NOTES RECEIVABLE

Mortgage notes receivable are collateralized by first mortgages, wrap-around mortgages on the underlying real estate and related improvements or by assignment of 100% of the partnership interests that own the real estate assets. Interest rates on notes receivable range from 2.0% to 9.5%, with a weighted average interest rate of 5.60% and 6.79% at December 31, 2009 and 2008, respectively. Maturities of notes receivable range from March 2010 to January 2047.

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

Year Ended December 31, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$983,433	$41,022	$19,525	$45,509	$1,089,489
Property operating expenses (1)	(325,230)	(10,820)	(6,785)	25,694	(317,141)
Interest expense	(245,987)	(8,475)	(4,238)	(35,351)	(294,051)
Other expense	-	-	-	(25,794)	(25,794)
Gain on sales of real estate assets	1,886	705	836	393	3,820
Segment profit	$414,102	$22,432	$9,338	$10,451	456,323
Depreciation and amortization expense					(309,682)
General and administrative expense					(41,010)
Interest and other income					5,211
Loss on impairment of real estate					(114,862)
Loss on extinguishment of debt					(601)
Loss on impairment of investments					(9,260)
Equity in earnings of unconsolidated affiliates					5,489
Income tax benefit					1,222
Loss from continuing operations					$(7,170)
Total assets	$6,647,489	$334,556	$69,449	$687,616	$7,739,110
Capital expenditures (3)	$134,865	$17,272	$2,888	$103,878	$258,903

Year Ended December 31, 2008	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$1,020,683	$43,471	$14,753	$59,311	$1,138,218
Property operating expenses (1)	(356,624)	(11,439)	(5,066)	21,971	(351,158)
Interest expense	(252,074)	(9,045)	(4,300)	(47,790)	(313,209)
Other expense	-	-	-	(33,333)	(33,333)
Gain on sales of real estate assets	5,227	28	1,071	6,075	12,401
Segment profit	$417,212	$23,015	$6,458	$6,234	452,919
Depreciation and amortization expense					(332,475)
General and administrative expense					(45,241)
Interest and other income					10,076
Loss on impairment of investments					(17,181)
Equity in earnings of unconsolidated affiliates					2,831
Income tax provision					(13,495)
Income from continuing operations					$57,434
Total assets	$6,884,654	$343,440	$73,508	$732,733	$8,034,335
Capital expenditures (3)	$182,049	$7,855	$23,782	$217,237	$430,923

Year Ended December 31, 2007	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$956,742	$43,213	$9,009	$30,980	$1,039,944
Property operating expenses (1)	(331,476)	(10,184)	(3,075)	29,583	(315,152)
Interest expense	(235,162)	(8,790)	(3,500)	(40,432)	(287,884)
Other expense	-	-	-	(18,525)	(18,525)
Gain (loss) on sales of real estate assets	5,219	(11)	(2,425)	12,787	15,570
Segment profit	$395,323	$24,228	$9	$14,393	433,953
Depreciation and amortization expense					(243,522)
General and administrative expense					(37,852)
Interest and other income					10,923
Loss on impairment of investments					(18,456)
Loss on extinguishment of debt					(227)
Equity in earnings of unconsolidated affiliates					3,502
Income tax provision					(8,390)
Income from continuing operations					$139,931
Total assets	$6,876,842	$351,003	$188,441	$688,761	$8,105,047
Capital expenditures (3)	$1,355,257	$17,757	$133,253	$390,208	$1,896,475

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

NOTE 12. SUPPLEMENTAL AND NONCASH INFORMATION

The Company paid cash for interest, net of amounts capitalized, in the amount of $294,754, $319,680 and $285,811 during 2009, 2008 and 2007, respectively.

The Company’s noncash investing and financing activities for 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Accrued dividends and distributions	$19,688	$43,592	$64,384
Additions to real estate assets accrued but not yet paid	3,894	18,504	35,739
Issuance of common stock for dividend	14,739	-	-
Notes receivable from sale of interest in TENCO-CBL	1,750	-	-
Reclassification of developments in progress to mortgage and other notes receivable	2,759	17,371	-
Additions to real estate assets from forgiveness of mortgage note receivable	6,502	-	-
Issuance of noncontrolling interests in Operating Partnership for distribution	4,140	-	-
Notes receivable from sale of real estate assets	-	11,258	8,735
Issuance of noncontrolling interest to acquire property interests	-	-	416,443
Debt assumed to acquire property interests	-	-	458,182
Net discount related to debt assumed to acquire property interests	-	-	4,045
Deconsolidation of joint ventures:
Decrease in real estate assets	-	(51,607)	(181,159)
Decrease in mortgage notes payable	-	(9,058)	(190,800)
Increase (decrease) in noncontrolling interest	-	(3,257)	2,103
Increase (decrease) in investment in unconsolidated affiliates	-	33,776	(7,063)
Decrease in accounts payable and accrued liabilities	-	(5,516)	(475)
Consolidation of Imperial Valley Commons:
Increase in real estate assets	-	-	17,892
Decrease in investment in unconsolidated affiliates	-	-	(17,892)
Deconsolidation of loan to third party:
Increase in mortgage notes receivable	-	-	6,527
Decrease in real estate assets	-	-	(6,527)

NOTE 13. RELATED PARTY TRANSACTIONS

CBL’s Predecessor and certain officers of the Company have a significant noncontrolling interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. The Company paid approximately $87,942, $179,517 and $235,539 to the construction company in 2009, 2008 and 2007, respectively, for construction and development activities. The Company had accounts payable to the construction company of $3,403 and $17,924 at December 31, 2009 and 2008, respectively.

The Management Company provides management, development and leasing services to the Company’s unconsolidated affiliates and other affiliated partnerships. Revenues recognized for these services amounted to $5,862, $9,694 and $3,584 in 2009, 2008 and 2007, respectively.

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

As discussed in Note 3 above, the PJV units of CWJV pay an annual preferred distribution at a rate of 5.0%.  Subsequent to October 16, 2008, Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units.  At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value.  If CWJV does not redeem the PJV units with such qualifying property, then the annual preferred distribution rate on the PJV units increases to 9.0%.  The Company will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions.  If the Company fails to make such offer, the annual preferred distribution rate on the PJV units increases to 9.0%.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJF units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

Guarantees

The Company may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on the Company’s investment in the joint venture. The Company may receive a fee from the joint venture for providing the guaranty. Additionally, when the Company issues a guaranty, the terms of the joint venture agreement typically provide that the Company may receive indemnification from the joint venture.

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554.  The total amount outstanding at December 31, 2009 on the loans was $69,688 of which the Company has guaranteed $18,816.  The Company recorded an obligation of $315 in its consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of the guaranty.

The Company has guaranteed 100% of the construction and land loans of West Melbourne, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,833.  West Melbourne developed and recently opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding at December 31, 2009 on the loans was $44,257. The guaranty will expire upon repayment of the debt.  The loans mature in August 2010 and have extension options available. The Company recorded an obligation of $670 in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange is currently developing The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at December 31, 2009 on the loan was $69,363. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has extension options available. The Company has recorded an obligation of $1,120 in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $19,600 as of December 31, 2009.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. The total amount outstanding on these bonds was $34,429 and $45,447 at December 31, 2009 and 2008, respectively.

Ground Leases

The Company is the lessee of land at certain of its properties under long-term operating leases, which include scheduled increases in minimum rents.  The Company recognizes these scheduled rent increases on a straight-line basis over the initial lease terms.  Most leases have initial terms of at least 20 years and contain one or more renewal options, generally for a minimum of five- or 10-year periods.  Lease expense recognized in the consolidated statements of operations for 2009, 2008 and 2007 was $3,176, $2,807 and $1,441, respectively.

The future obligations under these operating leases at December 31, 2009, are as follows:

2010	$1,799
2011	1,907
2012	1,843
2013	1,888
2014	1,906
Thereafter	62,520
$71,863

NOTE 15. FAIR VALUE MEASUREMENTS

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the consolidated balance sheets as of December 31, 2009 and 2008:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$4,039	$4,039	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	2	2	-	-

Liabilities:
Interest rate swaps	$2,907	$-	$2,907	$-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$4,209	$4,209	$-	$-
Privately held debt and equity securities	4,875	-	-	4,875
Interest rate cap	30		30

Liabilities:
Interest rate swaps	$15,570	$-	$15,570	$-

Intangible lease assets and other assets in the consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income (loss) in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  During 2008, it was determined that certain marketable securities were impaired on an other-than-temporary basis.  Due to this, the Company recognized total write-downs of $17,181 during the year ended December 31, 2008 to reduce the carrying value of those investments to their total fair value of $4,209.  No other-than-temporary impairments were incurred during 2009.  During the years ended December 31, 2009 and 2008, the Company did not recognize any realized gains and losses related to sales or disposals of marketable securities.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  See Note 2 for a summary of the available-for-sale securities held by the Company.

The Company holds a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng, in which the Company also holds a cost-method investment.  See Note 5 for additional information.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model.  Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3.  As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China.  An impairment charge of $2,400 is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2009 to reduce the carrying values of the secured convertible note and warrant to their estimated fair values.  The Company performed a quantitative and qualitative analysis of its investment as of December 31, 2009 and determined that the current balance of the secured convertible note and warrant of $2,475 is not impaired.  A rollforward of the Company’s secured convertible note and warrant is as follows:

Balance at January 1, 2009	$4,875
Impairment loss recognized in earnings	(2,400)
Balance at December 31, 2009	$2,475

See Note 5 for further discussion.

The Company uses interest rate swaps and caps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company currently has two interest rate swaps and one interest rate cap included in accounts payable and accrued liabilities and intangible lease assets and other assets, respectively, in the accompanying consolidated balance sheets that qualify as hedging instruments and are designated as cash flow hedges.  The swaps and cap have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged item affects earnings. The fair values of the Company’s interest rate hedges, classified under Level 2,  are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated LIBOR or other interest basis information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions. See Notes 2 and 6 for additional information regarding the Company’s interest rate hedging instruments.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments. Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value. The fair value of mortgage and other indebtedness was $5,830,722 and $5,506,725 at December 31, 2009 and 2008, respectively. The fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Assets:
Long-lived assets	$15,355	$-	$15,355	$-	$114,862
Cost-method investment	4,819	-	-	4,819	5,306

In accordance with the Company’s impairment review process procedures described in Note 2, long-lived assets held and used with a carrying amount of $130,217 were written down to their estimated fair value during 2009, resulting in a loss on impairment of real estate of $114,862.

In accordance with the Company’s impairment review process procedures described in Note 5, a cost-method investment with a carrying amount of $10,125 was written down to its estimated fair value during 2009, resulting in a loss on investment of $5,306.  A reconciliation of the beginning to ending balance of this cost-method investment is presented in Note 5.

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

The share-based compensation cost that was charged against income for the plan was $2,797, $3,961 and $5,985 for 2009, 2008 and 2007, respectively. Share-based compensation cost resulting from share-based awards is recorded at the Management Company, which is a taxable entity. The income tax benefit resulting from share-based compensation of $7,472 and $9,104 in 2008 and 2007, respectively, has been reflected as a financing cash flow in the consolidated statements of cash flows. There was no income tax benefit in 2009.  Share-based compensation cost capitalized as part of real estate assets was $288, $844 and $786 in 2009, 2008 and 2007, respectively.

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

The Company’s stock option activity for the year ended December 31, 2009 is summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	608,015	$15.89
Cancelled	(11,200)	$13.57
Expired	(30,481)	$13.57
Outstanding at December 31, 2009	566,334	$16.06	1.6	$-
Vested and exercisable at December 31, 2009	566,334	$16.06	1.6	$-

The total intrinsic value of options exercised during 2008 and 2007 was $488 and $17,581, respectively.  No options were exercised during 2009.

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

A summary of the status of the Company’s stock awards as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	257,840	$33.60
Granted	108,768	$5.37
Vested	(204,768)	$18.95
Forfeited	(5,720)	$32.90
Nonvested at December 31, 2009	156,120	$33.16

The weighted average grant-date fair value of shares granted during 2009, 2008 and 2007 was $5.37, $20.44 and $34.66, respectively. The total fair value of shares vested during 2009, 2008 and 2007 was $1,338, $3,952 and $6,064, respectively.

As of December 31, 2009, there was $2,788 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 1.9 years.  In February 2010, the Company granted restricted stock awards to its employees that will vest over the next five years.

NOTE 17. EMPLOYEE BENEFIT PLANS

401(k) Plan

The Management Company maintains a 401(k) profit sharing plan, which is qualified under Section 401(a) and Section 401(k) of the Code to cover employees of the Management Company. All employees who have attained the age of 21 and have completed at least 90 days of service are eligible to participate in the plan. The plan provides for employer matching contributions on behalf of each participant equal to 50% of the portion of such participant’s contribution that does not exceed 2.5% of such participant’s compensation for the plan year. Additionally, the Management Company has the discretion to make additional profit-sharing-type contributions not related to participant elective contributions. Total contributions by the Management Company were $843, $1,138 and $1,172 in 2009, 2008 and 2007, respectively.

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

At December 31, 2009 and 2008, there were 62,414 and 51,251 shares, respectively, that were deemed set aside in accordance with these arrangements.

For other officers, the deferred compensation arrangements provide that their bonus compensation is deferred in the form of a note payable to the officer. Interest accumulates on these notes at 5.0%. When an arrangement terminates, the note payable plus accrued interest is paid to the officer in cash. At December 31, 2009 and 2008, the Company had notes payable, including accrued interest, of $326 and $276, respectively, related to these arrangements.

NOTE 18. OPERATING PARTNERSHIP

The Company presents the condensed consolidated financial statements of the Operating Partnership since substantially all of the Company’s business is conducted through it and, therefore, it reflects the financial position and performance of the Company’s properties in absolute terms regardless of the ownership interests of the Company’s common shareholders and the noncontrolling interest in the Operating Partnership.  These statements are provided for informational purposes only and their disclosure is not required.

The condensed consolidated financial statement information for the Operating Partnership is presented as follows:

	December 31,
	2009	2008
ASSETS:
Net investment in real estate assets	$7,095,034	$7,321,480
Other assets	634,194	1,169,093
Total assets	$7,729,228	$8,490,573

LIABILITIES:
Mortgage and other indebtedness	$5,616,139	$6,095,676
Other liabilities	241,389	305,262
Total liabilities	5,857,528	6,400,938
Redeemable noncontrolling interests	444,259	427,600

Partners’ capital	1,426,766	1,660,737
Noncontrolling interests	675	1,298
Total partners’ capital and noncontrolling interests	1,427,441	1,662,035
Total liabilities, redeemable noncontrolling interests, partners’ capital and noncontrolling interests	$7,729,228	$8,490,573

	Year Ended December 31,
	2009	2008	2007

Total revenues	$1,089,489	$1,138,218	$1,039,927
Depreciation and amortization	(309,682)	(332,475)	(243,522)
Other operating expenses	(497,333)	(429,256)	(370,953)
Income from operations	282,474	376,487	425,452
Interest and other income	5,211	10,073	10,919
Interest expense	(294,050)	(313,207)	(287,881)
Loss on extinguishment of debt	(601)	-	(227)
Loss on impairment of investments	(9,260)	(17,181)	(18,456)
Gain on sales of real estate assets	3,820	12,401	15,570
Equity in earnings of unconsolidated affiliates	5,489	2,831	3,502
Income tax benefit (provision)	1,222	(13,495)	(8,390)
Income (loss) from continuing operations	(5,695)	57,909	140,489
Operating income of discontinued operations	122	1,809	1,621
Gain (loss) on discontinued operations	(17)	3,798	6,056
Net income (loss)	(5,590)	63,516	148,166
Noncontrolling interest in earnings of other consolidated subsidiaries	(25,769)	(23,959)	(12,215)
Net income (loss) attributable to partners of operating partnership	$(31,359)	$39,557	$135,951

NOTE 19. SUBSEQUENT EVENTS

In January 2010, the Company closed a $72,000 non-recourse loan secured by St. Clair Square in Fairview Heights, IL.  The new five-year loan bears interest at a variable rate of LIBOR plus 400 basis points.  This loan replaced an existing $57,236 loan, which was scheduled to mature in April 2010.  The excess proceeds were used to pay down the Company’s secured credit facilities.

Concurrent with the closing of the aforementioned loan, the Company entered into a $72,000 interest rate cap agreement (amortizing to $69,375) to hedge the risk of changes in cash flows on the borrowings equal to the amortizing cap notional.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 3-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.00%.  The cap matures in January 2012.

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

As previously disclosed in Note 2 contained herein, during the course of the Company’s normal quarterly impairment review process for the fourth quarter of 2009, it was determined that write-downs of the depreciated book values of three shopping centers to their estimated fair values was appropriate, resulting in a non-cash loss on impairment of real estate assets of $114,862 for the year ended December 31, 2009.  This significant charge impacts the comparability of the fourth quarter and total year amounts for the years ended December 31, 2009 and 2008 as reported below.

The following quarterly information differs from previously reported results due to the adoption of new accounting pronouncements, as disclosed in Note 2 contained herein, that required retrospective application for all periods presented.

Year Ended December 31, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$271,060	$266,524	$262,768	$289,137	$1,089,489
Income (loss) from operations	91,948	96,704	95,575	(3,227)	281,000
Income (loss) from continuing operations	14,730	25,206	27,722	(74,828)	(7,170)
Discontinued operations	(126)	74	122	35	105
Net income (loss)	14,604	25,280	27,844	(74,793)	(7,065)
Net income(loss) attributable to the Company	7,167	13,591	16,589	(52,336)	(14,989)
Net income (loss) available to common shareholders	1,712	8,137	11,134	(57,790)	(36,807)
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.03	$0.10	$0.08	$(0.42)	$(0.35)
Net income (loss) available to common shareholders (1)	$0.03	$0.10	$0.08	$(0.42)	$(0.35)
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.03	$0.10	$0.08	$(0.42)	$(0.35)
Net income (loss) available to common shareholders	$0.03	$0.10	$0.08	$(0.42)	$(0.35)

Year Ended December 31, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
Total revenues	$280,931	$272,484	$285,405	$299,398	$1,138,218
Income from operations	95,934	98,770	101,084	80,223	376,011
Income (loss) from continuing operations	22,134	24,743	17,204	(6,647)	57,434
Discontinued operations	283	4,165	802	357	5,607
Net income (loss)	22,417	28,908	18,006	(6,290)	63,041
Net income(loss) attributable to the Company	11,626	15,121	9,440	(4,600)	31,587
Net income (loss) available to common shareholders	6,172	9,665	3,986	(10,055)	9,768
Basic per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.09	$0.11	$0.05	$(0.15)	$0.10
Net income (loss) available to common shareholders	$0.09	$0.15	$0.06	$(0.15)	$0.15
Diluted per share data attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$0.09	$0.11	$0.05	$(0.15)	$0.10
Net income (loss) available to common shareholders	$0.09	$0.15	$0.06	$(0.15)	$0.15

(1)	The sum of quarterly earnings per share may differ from annual earnings per share due to weighting associated with the Company’s equity offering in June 2009.

Schedule II

CBL & Associates Properties, Inc.
Valuation and Qualifying Accounts
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Allowance for doubtful accounts:
Balance, beginning of year	$1,910	$1,126	$1,128
Additions in allowance charged to expense	5,000	9,372	1,288
Bad debts charged against allowance	(3,809)	(8,588)	(1,290)
Balance, end of year	$3,101	$1,910	$1,126

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2009
(In thousands)
		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
MALLS:
Alamance Crossing, Burlington, NC	$61,483	$20,853	$62,799	$22,209	$(2,447)	$18,845	$84,569	$103,414	$(6,786)	2007
Arbor Place, (Douglasville)Atlanta, GA	69,110	7,862	95,330	19,265	-	7,862	114,595	122,457	(36,478)	1998-1999
Asheville Mall, Asheville, NC	63,431	7,139	58,747	42,998	(805)	6,334	101,745	108,079	(27,890)	1998
Bonita Lakes Mall, Meridian, MS	-	4,924	31,933	5,676	(985)	4,924	36,624	41,548	(13,325)	1997
Brookfield Square, Brookfield, WI	98,241	8,996	84,250	40,009	-	9,188	124,067	133,255	(24,865)	2001
Burnsville Center, Burnsville, MN	61,519	12,804	71,355	43,796	(1,157)	16,102	110,696	126,798	(31,198)	1998
Cary Towne Center, Cary, NC	69,715	23,688	74,432	23,196	-	23,701	97,615	121,316	(22,151)	2001
Chapel Hill Mall, Akron, OH	73,674	6,578	68,043	12,801	-	6,578	80,844	87,422	(11,967)	2004
CherryVale Mall, Rockford, IL	87,736	11,892	63,973	48,048	(1,667)	11,608	110,638	122,246	(21,537)	2001
Chesterfield Mall, Chesterfield, MO	138,213	11,083	282,140	1,942	-	11,083	284,082	295,165	(22,287)	2007
Citadel Mall, Charleston, SC	72,458	11,443	44,008	11,327	(1,289)	10,607	54,882	65,489	(12,920)	2001
College Square, Morristown, TN (E)	-	2,954	17,787	22,425	(27)	2,927	40,212	43,139	(14,220)	1987-1988
Columbia Place, Columbia, SC	29,245	10,808	52,348	9,981	(423)	10,385	62,329	72,714	(13,149)	2002
CoolSprings Galleria, Nashville, TN	121,339	13,527	86,755	48,527	-	13,527	135,282	148,809	(58,269)	1989-1991
Cross Creek Mall, Fayetteville, NC	62,108	19,155	104,353	10,229	-	19,155	114,582	133,737	(23,147)	2003
Eastland Mall, Bloomington, IL	59,400	5,746	75,893	3,623	-	6,057	79,205	85,262	(12,502)	2005
East Towne Mall, Madison, WI	74,787	4,496	63,867	38,304	(366)	4,130	102,171	106,301	(22,171)	2002
Eastgate Mall, Cincinnati, OH (E)	-	13,046	44,949	24,232	(879)	12,167	69,181	81,348	(16,155)	2001
Fashion Square, Saginaw, MI	52,914	15,218	64,970	9,406	-	15,218	74,376	89,594	(18,396)	2001
Fayette Mall, Lexington, KY	86,847	20,707	84,267	40,814	11	20,718	125,081	145,799	(26,361)	2001
Frontier Mall, Cheyenne, WY (E)	-	2,681	15,858	14,034	-	2,681	29,892	32,573	(14,924)	1984-1985
Foothills Mall, Maryville, TN (E)	-	4,536	14,901	10,626	-	4,536	25,527	30,063	(14,654)	1996
Georgia Square, Athens, GA (E)	-	2,982	31,071	30,827	(31)	2,951	61,898	64,849	(29,309)	1982
Greenbrier Mall, Chesapeake, VA	81,203	3,181	107,355	5,058	(626)	2,555	112,413	114,968	(16,708)	2004
Hamilton Place, Chattanooga, TN	111,730	2,422	40,757	28,032	(441)	1,981	68,789	70,770	(30,012)	1986-1987
Hanes Mall, Winston-Salem, NC	162,041	17,176	133,376	38,327	(948)	16,808	171,123	187,931	(37,968)	2001
Harford Mall, Bel Air, MD (E)	-	8,699	45,704	20,826	-	8,699	66,530	75,229	(9,651)	2003
Hickory Hollow Mall, Nashville, TN (F)	31,572	13,813	111,431	(112,727)	-	1,767	10,750	12,517	-	1998

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2009

(In thousands)
		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
Hickory Point Mall, (Forsyth)Decatur, IL	$31,318	$10,732	$31,728	$7,739	$(293)	$10,439	$39,467	$49,906	$(8,305)	2005
Honey Creek Mall, Terre Haute, IN	33,311	3,108	83,358	7,577	-	3,108	90,935	94,043	(13,666)	2004
JC Penney Store, Maryville, TN (E)	-	-	2,650	-	-	-	2,650	2,650	(1,678)	1983
Janesville Mall, Janesville, WI	9,014	8,074	26,009	6,021	-	8,074	32,030	40,104	(9,847)	1998
Jefferson Mall, Louisville, KY	38,498	13,125	40,234	19,478	-	13,125	59,712	72,837	(13,675)	2001
The Lakes Mall, Muskegon, MI (E)	-	3,328	42,366	8,378	-	3,328	50,744	54,072	(15,310)	2000-2001
Lakeshore Mall, Sebring, FL (E)	-	1,443	28,819	4,853	(169)	1,274	33,672	34,946	(14,295)	1991-1992
Laurel Park Place, Livonia, MI	51,540	13,289	92,579	8,279	-	13,289	100,858	114,147	(17,317)	2005
Layton Hills Mall, Layton, UT	103,565	20,464	99,836	2,781	(274)	20,190	102,617	122,807	(18,060)	2005
Madison Square, Huntsville, AL (E)	-	17,596	39,186	19,763	-	17,596	58,949	76,545	(13,100)	1984
Mall Del Norte, Laredo, TX	113,400	21,734	142,049	43,303	-	21,734	185,352	207,086	(29,897)	2004
Mall of Acadiana, Lafayette, LA	144,902	22,511	145,769	5,225	-	22,512	150,993	173,505	(32,297)	2005
Meridian Mall, Lansing, MI (E)	-	529	103,678	61,773	-	2,232	163,748	165,980	(45,859)	1998
Midland Mall, Midland, MI	36,358	10,321	29,429	6,042	-	10,321	35,471	45,792	(9,567)	2001
Mid Rivers Mall, St. Peters, MO	80,750	16,384	170,582	7,210	-	16,384	177,792	194,176	(14,404)	2007
Monroeville Mall, Pittsburgh, PA	118,769	21,263	177,214	14,597	-	21,444	191,630	213,074	(29,698)	2004
Northpark Mall, Joplin, MO	37,421	9,977	65,481	27,799	-	10,962	92,295	103,257	(15,366)	2004
Northwoods Mall, Charleston, SC	55,119	14,867	49,647	15,731	(2,339)	12,528	65,378	77,906	(15,144)	2001
Oak Hollow Mall, High Point, NC	39,397	5,237	54,775	(13)	-	5,237	54,762	59,999	(21,318)	1994-1995
Oakpark Mall, Overland Park, KS	276,020	23,119	318,759	18,183	-	23,119	336,942	360,061	(44,957)	2005
Old Hickory Mall, Jackson, TN	30,527	15,527	29,413	4,804	-	15,527	34,217	49,744	(8,447)	2001
Panama City Mall, Panama City, FL	37,141	9,017	37,454	16,304	-	12,168	50,607	62,775	(9,682)	2002
Parkdale Mall, Beaumont, TX	48,603	23,850	47,390	41,245	(307)	23,543	88,635	112,178	(17,238)	2001
Park Plaza, Little Rock, AR	39,220	6,297	81,638	33,583	-	6,304	115,214	121,518	(20,073)	2004
Pemberton Square, Vicksburg, MS (F)	-	1,191	14,305	(13,119)	(947)	49	1,381	1,430	-	1986
Post Oak Mall, College Station, TX (E)	-	3,936	48,948	45	(327)	3,608	48,994	52,602	(19,844)	1984-1985
Randolph Mall, Asheboro, NC	13,311	4,547	13,927	7,778	-	4,547	21,705	26,252	(5,314)	2001
Regency Mall, Racine, WI	30,188	3,384	36,839	12,288	-	4,244	48,267	52,511	(11,797)	2001

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2009

(In thousands)
		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
Richland Mall, Waco, TX (E)	-	9,342	34,793	7,330	-	9,355	42,110	51,465	(8,847)	2002
Rivergate Mall, Nashville, TN	$87,500	$17,896	$86,767	$18,158	$-	$17,896	$104,925	$122,821	$(31,351)	1998
River Ridge Mall, Lynchburg, VA (E)	-	4,824	59,052	3,856	-	4,825	62,907	67,732	(7,696)	2003
South County Center, St. Louis, MO	76,067	15,754	159,249	1,154	-	15,754	160,403	176,157	(12,629)	2007
Southaven Towne Center, Southaven, MS	44,094	8,255	29,380	7,599	-	8,577	36,657	45,234	(5,890)	2005
Southpark Mall, Colonial Heights, VA	34,624	9,501	73,262	20,279	-	9,503	93,539	103,042	(14,545)	2003
Stroud Mall, Stroudsburg, PA	29,794	14,711	23,936	10,464	-	14,711	34,400	49,111	(10,236)	1998
St. Clair Square, Fairview Heights, IL	57,237	11,027	75,620	28,290	-	11,027	103,910	114,937	(31,279)	1996
Sunrise Mall, Brownsville, TX (E)	-	11,156	59,047	2,906	-	11,156	61,953	73,109	(15,108)	2003
Towne Mall , Franklin, OH (F)	-	3,101	17,033	(18,066)	(641)	223	1,204	1,427	-	2001
Turtle Creek Mall, Hattiesburg, MS (E)	-	2,345	26,418	8,112	-	3,535	33,340	36,875	(14,752)	1993-1995
Valley View Mall, Roanoke, VA	42,046	15,985	77,771	14,021	-	15,999	91,778	107,777	(13,642)	2003
Volusia Mall, Daytona Beach, FL	57,303	2,526	120,242	7,245	-	2,526	127,487	130,013	(18,641)	2004
Walnut Square, Dalton, GA (E)	-	50	15,138	15,290	-	50	30,428	30,478	(13,914)	1984-1985
Wausau Center, Wausau, WI	11,226	5,231	24,705	16,121	(5,231)	-	40,826	40,826	(9,959)	2001
West County Center, Des Peres, MO	177,171	16,957	346,819	13,908	-	16,957	360,727	377,684	(24,294)	2007
West Towne Mall, Madison, WI	105,636	9,545	83,084	36,920	-	9,545	120,004	129,549	(25,721)	2002
WestGate Mall, Spartanburg, SC	47,816	2,149	23,257	42,484	(432)	1,742	65,716	67,458	(25,713)	1995
Westmoreland Mall, Greensburg, PA	71,360	4,621	84,215	11,472	-	4,621	95,687	100,308	(19,822)	2002
York Galleria, York, PA	47,595	5,757	63,316	8,522	-	5,757	71,838	77,595	(19,349)	1995

MIXED-USE:
Pearland Town Center, Pearland, TX	126,586	16,300	108,615	10,982	-	15,809	120,088	135,897	(6,858)	2008
Pearland Office, Pearland, TX	7,562	-	7,849	519	-	-	8,368	8,368	(94)	2009
Pearland Hotel, Pearland, TX	-	-	16,149	233	-	-	16,382	16,382	(789)	2008
Pearland Residential Management, Pearland, TX	-	-	9,666	9	-	-	9,675	9,675	(381)	2008

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2009

(In thousands)
		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
ASSOCIATED CENTERS:
Annex at Monroeville, Pittsburgh, PA	$-	$716	$29,496	$352	$-	$717	$29,847	$30,564	$(5,055)	2004
Bonita Lakes Crossing, Meridian, MS (E)	-	794	4,786	8,602	-	794	13,388	14,182	(3,783)	1997
Chapel Hill Surban, Akron, OH	-	925	2,520	1,036	-	925	3,556	4,481	(764)	2004
CoolSprings Crossing, Nashville, TN (E)	-	2,803	14,985	4,355	-	3,554	18,589	22,143	(8,230)	1991-1993
Courtyard at Hickory Hollow, Nashville, TN	1,824	3,314	2,771	420	-	3,314	3,191	6,505	(879)	1998
The District at Monroeville, Pittsburgh, PA (E)	-	932	-	18,667	-	934	18,665	19,599	(3,827)	2004
Eastgate Crossing, Cincinnati, OH	16,129	707	2,424	3,695	-	707	6,119	6,826	(1,007)	2001
Foothills Plaza, Maryville, TN (E)	-	132	2,132	632	-	148	2,748	2,896	(1,720)	1984-1988
Foothills Plaza Expansion, Maryville, TN (E)	-	137	1,960	240	-	141	2,196	2,337	(1,166)	1984-1988
Frontier Square, Cheyenne, WY (E)	-	346	684	236	(86)	260	920	1,180	(491)	1985
Georgia Square Plaza, Athens, GA (E)	-	100	1,082	177	-	100	1,259	1,359	(937)	1984
Gunbarrel Pointe, Chattanooga, TN (E)	-	4,170	10,874	4,307	-	4,170	15,181	19,351	(2,617)	2000
Hamilton Corner, Chattanooga, TN	16,418	630	5,532	6,063	-	734	11,491	12,225	(3,965)	1986-1987
Hamilton Crossing, Chattanooga, TN	-	4,014	5,906	6,515	(1,370)	2,644	12,421	15,065	(3,941)	1987
Hamilton Place Leather One, Chattanooga, TN	-	1,110	1,866	1	-	1,110	1,867	2,977	(609)	2007
Harford Annex, Bel Air, MD (E)	-	2,854	9,718	7	-	2,854	9,725	12,579	(1,460)	2003
The Landing at Arbor Place, (Douglasville)Atlanta, GA	7,801	4,993	14,330	434	(748)	4,245	14,764	19,009	(5,144)	1998-1999
Layton Hills Convenience Center, Layton, UT	-	-	8	446	-	-	454	454	(84)	2005
Layton Hills Plaza, Layton, UT	-	-	2	161	-	-	163	163	(46)	2005
Madison Plaza, Huntsville, AL (E)	-	473	2,888	3,648	-	473	6,536	7,009	(2,658)	1984
The Plaza at Fayette Mall, Lexington, KY	42,777	9,531	27,646	4,083	-	9,531	31,729	41,260	(3,816)	2006
Parkdale Crossing, Beaumont, TX	7,674	2,994	7,408	2,054	(355)	2,639	9,462	12,101	(1,748)	2002
Pemberton Plaza, Vicksburg, MS	1,877	1,284	1,379	200	-	1,284	1,579	2,863	(343)	2004

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2009

(In thousands)
		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
The Shoppes At Hamilton Place, Chattanooga, TN (E)	$-	$4,894	$11,700	$651	$-	$4,894	$12,351	$17,245	$(2,004)	2003
Sunrise Commons, Brownsville, TX (E)	-	1,013	7,525	(153)	-	1,013	7,372	8,385	(1,269)	2003
The Shoppes at Panama City, Panama City, FL (E)	-	1,010	8,294	(28)	(318)	896	8,062	8,958	(1,164)	2004
The Shoppes at St. Clair Square, Fairview Heights, MO	21,678	8,250	23,623	91	(5,044)	3,206	23,714	26,920	(2,863)	2007
The Terrace, Chattanooga, TN	-	4,166	9,929	(525)	-	4,166	9,404	13,570	(2,326)	1997
Village at Rivergate, Nashville, TN	-	2,641	2,808	1,185	-	2,641	3,993	6,634	(1,045)	1998
West Towne Crossing, Madison, WI	-	1,151	2,955	427	-	1,151	3,382	4,533	(738)	1998
WestGate Crossing, Spartanburg, SC	9,024	1,082	3,422	4,608	-	1,082	8,030	9,112	(2,605)	1997
Westmoreland South, Greensburg, PA	-	2,898	21,167	7,141	-	2,898	28,308	31,206	(4,837)	2002

COMMUNITY CENTERS:
Cobblestone Village at Palm Coast, Palm Coast, FL	-	5,196	12,070	72	-	5,196	12,142	17,338	(727)	2007
The Promenade, D'lberville, MS	79,085	16,278	53,504	-	-	16,278	53,504	69,782	(461)	2009
Lakeview Point, Stillwater, OK	14,950	3,730	19,513	405	(461)	3,269	19,918	23,187	(1,869)	2006
Massard Crossing, Ft Smith, AR	5,495	2,879	5,176	220	-	2,879	5,396	8,275	(1,156)	2004
Milford Marketplace, Milford, CT	17,100	318	21,992	2,528	-	318	24,520	24,838	(2,333)	2007
Oak Hollow Square, High Point, NC	-	8,609	9,097	7	-	8,609	9,104	17,713	(1,612)	2007
Settlers Ridge , Robinson Township (Pittsburg), PA	47,873	20,505	69,630	-	-	20,505	69,630	90,135	(427)	2009
Westridge Square, Greensboro, NC	-	13,403	15,837	(31)	-	13,403	15,806	29,209	(1,340)	2007
Willowbrook Land, Houston, TX	-			7,909	-	-	7,909	7,909	(481)	2007
Willowbrook Plaza, Houston, TX	28,115	15,079	27,376	504	(149)	14,929	27,881	42,810	(5,790)	2004
Statesboro Crossing, Statesboro, GA	15,848	2,855	18,457	288	-	2,855	18,745	21,600	(678)	2008

SCHEDULE III

CBL & ASSOCIATES PROPERTIES, INC.
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
At December 31, 2009

(In thousands)
		Initial Cost (A)				Gross Amounts at Which Carried at Close of Period
Description /Location	(B) Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Sales of Outparcel Land	Land	Buildings and Improvements	Total (C)	(D) Accumulated Depreciation	Date of Construction / Acquisition
OFFICE BUILDINGS:
CBL Center I, Chattanooga, TN	$13,416	$140	$24,675	$(82)	$-	$140	$24,593	$24,733	$(9,254)	2001
CBL Center II, Chattanooga, TN	11,600	-	13,648	48	-	-	13,696	13,696	(846)	2008
Lake Pointe Office Building, Greensboro, NC	-	1,435	14,261	274	-	1,435	14,535	15,970	(1,632)	2007
Oak Branch Business Center, Greensboro, NC	-	535	2,192	49	-	535	2,241	2,776	(405)	2007
One Oyster Point, Newport News, VA	-	1,822	3,623	9	-	1,822	3,632	5,454	(466)	2007
Peninsula Business Center I, Newport News, VA	-	887	1,440	7	-	887	1,447	2,334	(312)	2007
Peninsula Business Center II, Newport News, VA	-	1,654	873	18	-	1,654	891	2,545	(303)	2007
Richland Office Plaza, Waco, TX (E)	-	532	480	-	-	532	480	1,012	(116)	----
Suntrust Bank Building, Greensboro, NC	-	941	18,417	262	-	941	18,679	19,620	(1,533)	2007
Two Oyster Point, Newport News, VA	-	1,543	3,974	8	-	1,543	3,982	5,525	(470)	2007
840 Greenbrier Circle, Chesapeake, VA	-	2,096	3,091	136	-	2,096	3,227	5,323	(738)	2007
850 Greenbrier Circle, Chesapeake, VA	-	3,154	6,881	351	-	3,154	7,232	10,386	(1,137)	2007
1500 Sunday Drive, Raleigh, NC	-	813	8,872	(75)	-	813	8,797	9,610	(983)	2007

OTHER:
Other - Land	-	31,982	981	514	(11,798)	20,184	1,495	21,679	(965)

Developments in Progress:
Consisting of Construction and Development Properties (G)	1,196,700	-	-	-	-	-	85,110	85,110	-
TOTALS	$5,616,139	$986,742	$6,309,977	$1,262,415	$(43,369)	$946,750	$7,654,125	$8,600,875	$(1,505,840)

(A)	Initial cost represents the total cost capitalized including carrying cost at the end of the first fiscal year in which the property opened or was acquired.
(B)	Encumbrances represent the mortgage notes payable balance at December 31, 2009.
(C)	The unaudited aggregate cost of land and buildings and improvements for federal income tax purposes is approximately $7.376 billion.
(D)	Depreciation for all properties is computed over the useful life which is generally 40 years for buildings, 10-20 years for certain improvements and 7 to 10 years for equipment and fixtures.
(E)	Property is pledged as collateral on the secured lines of credit used for development properties.
(F)
Hickory Hollow Mall, Pemberton Square and Towne Mall incurred impairment charges during 2009 of $94,822, $5,708 and $14,332, respectively.  These charges are reflected in Costs Capitalized Subsequent to Acquisition.

(G)	Includes non-property mortgages and credit line mortgages.

CBL & ASSOCIATES PROPERTIES, INC.

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

The changes in real estate assets and accumulated depreciation for the years ending December 31, 2009, 2008, and 2007 are set forth below (in thousands):

	Year Ended December 31,
	2009	2008	2007
REAL ESTATE ASSETS:
Balance at beginning of period	$8,631,653	$8,505,045	$7,018,548
Additions during the period:
Additions and improvements	201,903	393,616	540,419
Acquisitions of real estate assets	-	-	1,209,795
Deductions during the period:
Disposals and deconsolidations	(57,833)	(235,688)	(244,190)
Transfers from real estate assets	(59,986)	(31,320)	(19,527)
Impairment of real estate assets	(114,862)	-	-
Balance at end of period	$8,600,875	$8,631,653	$8,505,045

ACCUMULATED DEPRECIATION:
Balance at beginning of period	$1,310,173	$1,102,767	$924,297
Depreciation expense	292,228	310,697	228,576
Accumulated depreciation on real estate assets sold, retired or deconsolidated	(96,561)	(103,291)	(50,106)
Balance at end of period	$1,505,840	$1,310,173	$1,102,767

Schedule IV

CBL & ASSOCIATES PROPERTIES, INC.
MORTGAGE NOTES RECEIVABLE ON REAL ESTATE
AT DECEMBER 31, 2009
(In thousands)

Name Of Center/Location	Interest Rate	Final Maturity Date	Monthly Payment Amount (1)		Balloon Payment At Maturity	Prior Liens	Face Amount Of Mortgage	Carrying Amount Of Mortgage (2)	Principal Amount Of Mortgage Subject To Delinquent Principal Or Interest
FIRST MORTGAGES:
Coastal Grand-MyrtleBeach Myrtle Beach, SC	7.75%	Oct-2014	$58	(3)	$9,000	None	$9,000	$9,000	$-
One Park Place Chattanooga, TN	5.38%	Apr-2012	23		2,023	None	3,200	2,359	-
Village Square Houghton Lake, MI and Village at Wexford Cadillac, MI	5.50%	Mar-2010	12	(3)	2,627	None	2,627	2,627	-
The Shops at Pineda Ridge Melbourne, FL	5.75%	Mar-2010	18	(4)	3,735	None	3,735	3,735	-
Brookfield Square - Flemings Brookfield, WI	6.00%	Oct-2010	15		2,900	None	3,250	2,900	-
West County – restaurant village Des Peres, MO	8.00%	Jan-2028	8	(3)	1,139	None	10,200	1,139	-
Shoppes at St. Clair Square - Business District Fairview Heights, IL	variable	Aug-2028	308	(5)	1,324	None	4,816	1,324	-
The City of Pearland Pearland, TX	8.00%	Mar-2012	33	(6)	2,528	None	2,759	2,528	-
Gulf Coast Town Center Fort Myers, FL	6.32%	Mar-2017	-		2,059	None	3,000	2,059	-
CBL Lee's Summit Peripheral, LLC Lee’s Summit, MO	variable	Dec-2018	5	(3)	4,119	None	4,119	4,119	-
CBL Lee's Summit Peripheral, LLC Lee’s Summit, MO	variable	Mar-2018	7	(3)	3,150	None	3,150	3,150	-
CBL-706 Building, LLC Greensboro, NC	6.00%	Dec-2011	6	(3)	1,100	None	1,100	1,100	-
OTHER	5.50% - 9.50%	Aug-2010/ Jan-2047	17		1,691	None	6,848	2,168	-

			$510		$37,395		$57,804	$38,208	$-

(1)     Equal monthly installments comprised of principal and interest, unless otherwise noted.
(2)     The aggregate carrying value for federal income tax purposes was $38,208 at December 31, 2009.
(3)     Payment represents interest only.
(4)     Payment represents the sum of annual interest-only payments received in 2009 calculated to report as a monthly amount.
(5)     Payment represents the sum of semi-annual principal and interest payments received in 2009 calculated to report as a monthly amount.  Of the $308 calculated monthly payment amount, $293 represents the calculated monthly payments received from the district that were applied to principal.  This does not represent a fixed payment.  Principal payments are discretionary until the maturity date of the note.  As noted above, the interest rate is variable; thus, interest will vary accordingly.
(6)     Payment represents sum of principal and interest payments received in 2009 calculated to report as a monthly amount.  Of the $33 calculated monthly payment amount, $15 represents the calculated monthly payments received from the city that were applied to principal.  This does not represent a fixed payment.  The city submits 50% of certain sales tax revenues collected on a monthly basis as payment.  If, at the maturity date, the city has not repaid the entire note balance including interest, a lump sum payment will be submitted so long as certain sales tax revenues have been generated in an amount in excess of the note balance.

The changes in mortgage notes receivable were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Beginning balance	$58,961	$135,137	$21,559
Additions	6,690	29,378	118,195
Receipt of land in lieu of payment	(6,398)	-	-
Write-off of uncollectible amounts	(276)	-	-
Payments	(20,769)	(105,554)	(4,617)
Ending balance	$38,208	$58,961	$135,137

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 8, 2009 (cc)

3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through October 8, 2009 (cc)

3.3	Amended and Restated Bylaws of the Company, as amended effective November 6, 2007 (s)

4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (e)

4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (e)

4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (e)

4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (f)

4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (h)

4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)

4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (j)

4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (j)

4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)

4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (n)

4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (o)

Exhibit Number	Description

10.1.1	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 15, 2005 (m)

10.1.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 16, 2005 (o)

10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)

10.3	Property Management Agreement relating to Retained Properties (a)

10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)

10.5.1	CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (i)

10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (h)

10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (h)

10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (i)

10.5.5	Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (k)

10.5.6	Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (k)

10.5.7	Form of Stock Restriction Agreement for restricted stock awards in 2004 and 2005† (l)

10.5.8	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (r)

10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)

10.7.1	Employment Agreement for Charles B. Lebovitz† (a)

10.7.2	Employment Agreement for John N. Foy† (a)

10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)

10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements† (u)

10.7.5	Summary Description of November 5, 2007 Compensation Committee Action Approving 2008 Executive Base Salary Levels† (s)

10.7.6	Letter Agreement, dated March 3, 2008, between the Company and Eric P. Snyder† (v)

151

Exhibit Number	Description

10.7.7	Summary Description of November 3, 2008 Compensation Committee Action Revising 2008 Executive Bonus Opportunities† (x)

10.7.8	Separation and General Release Agreement, dated January 5, 2009, between the Company and Ronald L. Fullam† (y)

10.7.9	Separation and General Release Agreement, dated January 5, 2009, between the Company and Robert S. Tingle† (y)

10.7.10	Summary Description of November 2, 2009 Compensation Committee Action On 2010 Executive Base Salaries and 2009 Executive Bonus Opportunities†

10.7.11	Summary Description of the Company’s 2010 NOI Growth Incentive Plan, as approved by the Board of Directors on December 11, 2009†

10.8.1	Option Agreement relating to certain Retained Properties (a)

10.8.2	Option Agreement relating to Outparcels (a)

10.9.1	Property Partnership Agreement relating to Hamilton Place (a)

10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)

10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)

10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)

10.11	Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (bb)

10.12.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (c)

10.12.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (p)

10.13.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (d)

10.13.2	Voting and Standstill Agreement dated as of September 25, 2000 (p)

10.13.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (q)

10.14.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (d)

Exhibit Number	Description

10.14.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (d)

10.14.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (d)

10.14.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (k)

10.14.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (o)

10.15.1
Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated April 30, 2008 (w)

10.15.2	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore/Sebring Limited Partnership and First Tennessee Bank National Association, dated May 15, 2009 (z)

10.16
Amended and Restated Limited Liability Company Agreement of JG Gulf Coast Town Center LLC by and between JG Gulf Coast Member LLC, an Ohio limited liability company and CBL/Gulf Coast, LLC, a Florida limited liability company, dated April 27, 2005 (n)

10.17.1	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of October 17, 2005 (o)

10.17.2	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Oak Park Mall named therein, dated as of November 8, 2005 (o)

10.17.3	Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of October 17, 2005 (o)

10.17.4	First Amendment to Contribution Agreement and Joint Escrow Instructions between the Company and the owners of Eastland Mall named therein, dated as of November 8, 2005 (o)

10.17.5	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owners of Hickory Point Mall named therein, dated as of October 17, 2005 (o)

10.17.6	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and the owner of Eastland Medical Building, dated as of October 17, 2005 (o)

10.17.7
Letter Agreement, dated as of October 17, 2005, between the Company and the other parties to the acquisition agreements listed above for Oak Park Mall, Eastland Mall, Hickory Point Mall and Eastland Medical Building (o)

10.18.1
Master Transaction Agreement by and among REJ Realty LLC, JG Realty Investors Corp., JG Manager LLC, JG North Raleigh L.L.C., JG Triangle Peripheral South LLC, and the Operating Partnership, effective October 24, 2005 (q)

Exhibit Number	Description

10.18.2
Amended and Restated Limited Liability Company Agreement of Triangle Town Member, LLC by and among CBL Triangle Town Member, LLC and REJ Realty LLC, JG Realty Investors Corp. and JG Manager LLC, effective as of November 16, 2005 (q)

10.19.1	Contribution Agreement among Westfield America Limited Partnership, as Transferor, and CW Joint Venture, LLC, as Transferee, and CBL & Associates Limited Partnership, dated August 9, 2007 (t)

10.19.2
Contribution Agreement among CBL & Associates Limited Partnership, as Transferor, St. Clair Square, GP, Inc. and CW Joint Venture, LLC, as Transferee, and Westfield America Limited Partnership, dated August 9, 2007 (t)

10.19.3	Purchase and Sale Agreement between Westfield America Limited Partnership, as Transferor, and CBL & Associates Limited Partnership, as Transferee, dated August 9, 2007 (t)

10.20
Unsecured Credit Agreement, dated November 30, 2007, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as administrative agent, U.S. Bank National Association, Bank of America, N.A., and Aareal Bank AG (u)

10.21.1
Unsecured Term Loan Agreement, dated April 22, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, Accrual Capital Corporation, as Syndication Agent, U.S. Bank National Association and Fifth Third Bank (w)

10.21.2
Joinder in Unsecured Term Loan Agreement, dated April 30, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Raymond James Bank FSB (w)

10.21.3
Joinder in Unsecured Term Loan Agreement, dated May 7, 2008, by and among CBL & Associates Limited Partnership, as Borrower, and CBL & Associates Properties, Inc., as Parent, Wells Fargo Bank, National Association, as Administrative Agent and Lead Arranger, and Regions Bank (w)

10.22
Loan Agreement by and among Meridian Mall Limited Partnership, as Borrower, CBL & Associates Limited Partnership, as Guarantor, and CBL & Associates Properties, Inc., as Parent, and Wells Fargo Bank, National Association, as administrative agent, et al. (x)

10.23	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated Septemer 28, 2009 (aa)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (s)

21	Subsidiaries of the Company

23	Consent of Deloitte & Touche LLP
154

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(e)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 21, 2005.*

(n)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(p)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(r)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(s)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(t)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(u)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(v)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(x)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(y)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

(z)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2009.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2009.*

(cc)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494