Form 10-K/A
period 2009-12-31
CBL & ASSOCIATES PROPERTIES INC
filed 2010-03-31
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

 Commission File Number 1-12494

CBL & ASSOCIATES PROPERTIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1545718 (I.R.S. Employer Identification No.)

2030 Hamilton Place Blvd., Suite 500 Chattanooga, TN (Address of principal executive office)	37421 (Zip Code)

Registrant’s telephone number, including area code:  423.855.0001

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
7.75% Series C Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange
7.375% Series D Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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

EXPLANATORY NOTE

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, initially filed on February 22, 2010 (“Form 10-K”), is revised by this Amendment No. 1 on Form 10-K/A to our Form 10-K (“Amendment No. 1”) to include the separate audited financial statements of JG Gulf Coast Town Center, LLC and Triangle Town Member, LLC, in accordance with Rule 3-09 of Regulation S-X (“Rule 3-09”), as new Exhibits 99.1 and 99.2, respectively, in Part IV, Item 15, Exhibits, Financial Statement Schedules (“Item 15”).  In accordance with Rule 3-09(b)(1), the separate audited financial statements of JG Gulf Coast Town Center, LLC and Triangle Town Member, LLC, which were not available prior to the filing of our Form 10-K, are being filed as an amendment to our Form 10-K within 90 days after the end of our fiscal year.

In addition, this Amendment No. 1 revises Item 15 to include a replacement for Exhibit 10.7.4, to correct a typographical error in the original, as well as new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, and new Exhibits 23.2 and 23.3, consents of Deloitte & Touche LLP.

Except as described above, no other amendments are being made to the Form 10-K. This Amendment No. 1 does not update or modify the disclosure contained in our Form 10-K in any way other than as required to reflect the items discussed above and does not reflect events occurring after the February 22, 2010 filing of our Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

The Consolidated Financial Statements above are incorporated by reference from the Annual Report on Form 10-K of CBL & Associates Properties, Inc. filed on February 22, 2010.

(2)	Consolidated Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts
Schedule III Real Estate and Accumulated Depreciation
Schedule IV Mortgage Loans on Real Estate

Financial statement schedules not listed herein are either not required or are not present in amounts sufficient to require submission of the schedule or the information required to be included therein is included in our consolidated financial statements in Item 15 or are reported elsewhere.

The Consolidated Financial Statement Schedules above are incorporated by reference from the Annual Report on Form 10-K of CBL & Associates Properties, Inc. filed on February 22, 2010.

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
John N. Foy
Vice Chairman of the Board, Chief Financial Officer, Treasurer and Secretary

Dated: March 31, 2010

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated October 8, 2009 (cc)

3.2	Amended and Restated Certificate of Incorporation of the Company, as amended through October 8, 2009 (cc)

3.3	Amended and Restated Bylaws of the Company, as amended effective November 6, 2007 (s)

4.1	See Amended and Restated Certificate of Incorporation of the Company, as amended, and Amended and Restated Bylaws of the Company relating to the Common Stock, Exhibits 3.1, 3.2 and 3.3 above

4.2	Certificate of Designations, dated June 25, 1998, relating to the 9.0% Series A Cumulative Redeemable Preferred Stock (e)

4.3	Certificate of Designation, dated April 30, 1999, relating to the Series 1999 Junior Participating Preferred Stock (e)

4.4	Terms of Series J Special Common Units of the Operating Partnership, pursuant to Article 4.4 of the Second Amended and Restated Partnership Agreement of the Operating Partnership (e)

4.5	Certificate of Designations, dated June 11, 2002, relating to the 8.75% Series B Cumulative Redeemable Preferred Stock (f)

4.6	Acknowledgement Regarding Issuance of Partnership Interests and Assumption of Partnership Agreement (h)

4.7	Certificate of Designations, dated August 13, 2003, relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (g)

4.8	Certificate of Correction of the Certificate of Designations relating to the 7.75% Series C Cumulative Redeemable Preferred Stock (j)

4.9	Certificate of Designations, dated December 10, 2004, relating to the 7.375% Series D Cumulative Redeemable Preferred Stock (j)

4.10	Terms of the Series S Special Common Units of the Operating Partnership, pursuant to the Third Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (k)

4.11	Terms of the Series L Special Common Units of the Operating Partnership, pursuant to the Fourth Amendment to the Second Amended and Restated Partnership Agreement of the Operating Partnership (n)

4.12	Terms of the Series K Special Common Units of the Operating Partnership, pursuant to the First Amendment to the Third Amended and Restated Partnership Agreement of the Operating Partnership (o)

Exhibit Number	Description

10.1.1	Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 15, 2005 (m)

10.1.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 16, 2005 (o)

10.2	Property Management Agreement between the Operating Partnership and the Management Company (a)

10.3	Property Management Agreement relating to Retained Properties (a)

10.4	Subscription Agreement relating to purchase of the Common Stock and Preferred Stock of the Management Company (a)

10.5.1	CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (i)

10.5.2	Form of Non-Qualified Stock Option Agreement for all participants† (h)

10.5.3	Form of Stock Restriction Agreement for restricted stock awards† (h)

10.5.4	Form of Stock Restriction agreement for restricted stock awards with annual installment vesting† (i)

10.5.5	Amendment No. 1 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (k)

10.5.6	Amendment No. 2 to CBL & Associates Properties, Inc. Amended and Restated Stock Incentive Plan† (k)

10.5.7	Form of Stock Restriction Agreement for restricted stock awards in 2004 and 2005† (l)

10.5.8	Form of Stock Restriction Agreement for restricted stock awards in 2006 and subsequent years† (r)

10.6	Form of Indemnification Agreements between the Company and the Management Company and their officers and directors (a)

10.7.1	Employment Agreement for Charles B. Lebovitz† (a)

10.7.2	Employment Agreement for John N. Foy† (a)

10.7.3	Employment Agreement for Stephen D. Lebovitz† (a)

10.7.4	Summary Description of CBL & Associates Properties, Inc. Director Compensation Arrangements†

10.7.5	Summary Description of November 5, 2007 Compensation Committee Action Approving 2008 Executive Base Salary Levels† (s)

10.7.6	Letter Agreement, dated March 3, 2008, between the Company and Eric P. Snyder† (v)

Exhibit Number	Description

10.7.7	Summary Description of November 3, 2008 Compensation Committee Action Revising 2008 Executive Bonus Opportunities† (x)

10.7.8	Separation and General Release Agreement, dated January 5, 2009, between the Company and Ronald L. Fullam† (y)

10.7.9	Separation and General Release Agreement, dated January 5, 2009, between the Company and Robert S. Tingle† (y)

10.7.10	Summary Description of November 2, 2009 Compensation Committee Action On 2010 Executive Base Salaries and 2009 Executive Bonus Opportunities† (dd)

10.7.11	Summary Description of the Company’s 2010 NOI Growth Incentive Plan, as approved by the Board of Directors on December 11, 2009† (dd)

10.8.1	Option Agreement relating to certain Retained Properties (a)

10.8.2	Option Agreement relating to Outparcels (a)

10.9.1	Property Partnership Agreement relating to Hamilton Place (a)

10.9.2	Property Partnership Agreement relating to CoolSprings Galleria (a)

10.10.1	Acquisition Option Agreement relating to Hamilton Place (a)

10.10.2	Acquisition Option Agreement relating to the Hamilton Place Centers (a)

10.11	Second Amended and Restated Credit Agreement by and among the Operating Partnership and the Company, and Wells Fargo Bank, National Association, et al., dated as of November 2, 2009 (bb)

10.12.1	Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (c)

10.12.2	Amendment to Master Contribution Agreement, dated as of September 25, 2000, by and among the Company, the Operating Partnership and the Jacobs entities (p)

10.13.1	Share Ownership Agreement by and among the Company and its related parties and the Jacobs entities, dated as of January 31, 2001 (d)

10.13.2	Voting and Standstill Agreement dated as of September 25, 2000 (p)

10.13.3	Amendment, effective as of January 1, 2006, to Voting and Standstill Agreement dated as of September 25, 2000 (q)

10.14.1	Registration Rights Agreement by and between the Company and the Holders of SCU’s listed on Schedule A thereto, dated as of January 31, 2001 (d)

Exhibit Number	Description

10.14.2	Registration Rights Agreement by and between the Company and Frankel Midland Limited Partnership, dated as of January 31, 2001 (d)

10.14.3	Registration Rights Agreement by and between the Company and Hess Abroms Properties of Huntsville, dated as of January 31, 2001 (d)

10.14.4	Registration Rights Agreement by and between the Company and the Holders of Series S Special Common Units of the Operating Partnership listed on Schedule A thereto, dated July 28, 2004 (k)

10.14.5	Form of Registration Rights Agreements between the Company and Certain Holders of Series K Special Common Units of the Operating Partnership, dated as of November 16, 2005 (o)

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

10.23	Seventh Amended and Restated Credit Agreement between CBL & Associates Limited Partnership and Wells Fargo Bank, National Association, et al., dated Septemer 28, 2009 (aa)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (dd)

14.1	Second Amended And Restated Code Of Business Conduct And Ethics Of CBL & Associates Properties, Inc., CBL & Associates Management, Inc. And Their Affiliates (s)

21	Subsidiaries of the Company (dd)

23	Consent of Deloitte & Touche LLP (dd)

23.2	Consent of Independent Auditors - Deloitte & Touche LLP

23.3	Consent of Independent Auditors - Deloitte & Touche LLP

Exhibit Number	Description

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Financial Statements of JG Gulf Coast Town Center, LLC

99.2	Financial Statements of Triangle Town Member, LLC

(a)	Incorporated by reference to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 33-67372), as filed with the Commission on January 27, 1994.*

(b)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.*

(c)	Incorporated by reference from the Company’s Current Report on Form 8-K/A, filed on October 27, 2000.*

(d)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 6, 2001.*

(e)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.*

(f)	Incorporated by reference from the Company’s Current Report on Form 8-K, dated June 10, 2002, filed on June 17, 2002.*

(g)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on August 21, 2003.*

(h)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.*

(i)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.*

(j)	Incorporated by reference from the Company’s Registration Statement on Form 8-A, filed on December 10, 2004.*

(k)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.*

(l)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 13, 2005.*

(m)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 21, 2005.*

(n)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.*

(o)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 22, 2005.*

(p)	Incorporated by reference from the Company’s Proxy Statement dated December 19, 2000 for the Special Meeting of Shareholders held January 19, 2001.*

(q)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.*

(r)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 24, 2006.*

(s)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 9, 2007.*

(t)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.*

(u)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

(v)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.*

(w)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.*

(x)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.*

(y)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.*

(z)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

(aa)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2009.*

(bb)	Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 5, 2009.*

(cc)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.*

(dd)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.*

†	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of this report.

* Commission File No. 1-12494