Form 10-Q
period 2010-05-10
CBL & ASSOCIATES PROPERTIES INC
filed 2010-05-10
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Yes ☒                                         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

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
Yes ☐                                           No ☒

As of May 4, 2010, there were 138,062,257 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1:   Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Real estate assets:
Land	$946,570	$946,750
Buildings and improvements	7,576,916	7,569,015
	8,523,486	8,515,765
Less accumulated depreciation	(1,568,868)	(1,505,840)
	6,954,618	7,009,925
Developments in progress	91,321	85,110
Net investment in real estate assets	7,045,939	7,095,035
Cash and cash equivalents	50,215	48,062
Receivables:
Tenant, net of allowance for doubtful accounts of $3,217 in 2010 and $3,101 in 2009	66,783	73,170
Other	8,668	8,162
Mortgage and other notes receivable	39,051	38,208
Investments in unconsolidated affiliates	186,628	186,523
Intangible lease assets and other assets	270,656	279,950
	$7,667,940	$7,729,110

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$5,458,577	$5,616,139
Accounts payable and accrued liabilities	248,323	248,333
Total liabilities	5,706,900	5,864,472
Commitments and contingencies
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	28,520	22,689
Redeemable noncontrolling preferred joint venture interest	421,506	421,570
Total redeemable noncontrolling interests	450,026	444,259
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,330,000 and 700,000 shares outstanding in 2010 and 2009, respectively	13	7
Common stock, $.01 par value, 350,000,000 shares authorized, 138,016,637 and 137,888,408 issued and outstanding in 2010 and 2009, respectively	1,380	1,379
Additional paid-in capital	1,512,607	1,399,654
Accumulated other comprehensive income	2,665	491
Accumulated deficit	(300,314)	(283,640)
Total shareholders' equity	1,216,356	1,117,896
Noncontrolling interests	294,658	302,483
Total equity	1,511,014	1,420,379
	$7,667,940	$7,729,110

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Minimum rents	$168,821	$171,937
Percentage rents	4,013	4,804
Other rents	4,576	4,280
Tenant reimbursements	79,823	81,484
Management, development and leasing fees	1,706	2,465
Other	7,237	6,090
Total revenues	266,176	271,060
EXPENSES:
Property operating	38,897	44,017
Depreciation and amortization	72,012	78,311
Real estate taxes	24,992	24,154
Maintenance and repairs	16,184	15,994
General and administrative	11,074	11,479
Other	6,701	5,157
Total expenses	169,860	179,112
Income from operations	96,316	91,948
Interest and other income	1,051	1,581
Interest expense	(73,460)	(71,885)
Loss on impairment of investment	-	(7,706)
Gain (loss) on sales of real estate assets	866	(139)
Equity in earnings of unconsolidated affiliates	539	1,534
Income tax benefit (provision)	1,877	(603)
Income from continuing operations	27,189	14,730
Operating income (loss) of discontinued operations	14	(66)
Loss on discontinued operations	-	(60)
Net income	27,203	14,604
Net income attributable to noncontrolling interests in:
Operating partnership	(4,110)	(1,306)
Other consolidated subsidiaries	(6,137)	(6,131)
Net income attributable to the Company	16,956	7,167
Preferred dividends	(6,028)	(5,455)
Net income available to common shareholders	$10,928	$1,712

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2010	2009

Basic earnings per share available to common shareholders:
Income from continuing operations, net of preferred dividends	$0.08	$0.03
Discontinued operations	-	-
Net income available to common shareholders	$0.08	$0.03
Weighted average common shares outstanding	137,967	66,407

Diluted earnings per share available to common shareholders:
Income from continuing operations, net of preferred dividends	$0.08	$0.03
Discontinued operations	-	-
Net income available to common shareholders	$0.08	$0.03
Weighted average common and potential dilutive common shares outstanding	138,006	66,439

Amounts available to common shareholders:
Income from continuing operations, net of preferred dividends	$10,918	$1,784
Discontinued operations	10	(72)
Net income available to common shareholders	$10,928	$1,712

Dividends declared per common share	$0.2000	$0.3700

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996
Net income	971	-	-	-	-	7,167	7,167	1,411	8,578
Other comprehensive income:
Net unrealized loss on available-for-sale securities	(28)	-	-	-	(1,191)	-	(1,191)	(884)	(2,075)
Net unrealized gain on hedging instruments	24	-	-	-	1,135	-	1,135	771	1,906
Realized loss on foreign currency translation adjustment	1	-	-	-	27	-	27	20	47
Unrealized gain on foreign currency translation adjustment	11	-	-	-	382	-	382	355	737
Total other comprehensive income	8						353	262	615
Dividends declared - common stock	-	-	-	-	-	(24,576)	(24,576)	-	(24,576)
Dividends declared - preferred stock	-	-	-	-	-	(5,455)	(5,455)	-	(5,455)
Issuance of common stock and restricted common stock	-	-	-	254	-	-	254	-	254
Cancellation of restricted common stock	-	-	-	(11)	-	-	(11)	-	(11)
Accrual under deferred compensation arrangements	-	-	-	19	-	-	19	-	19
Amortization of deferred compensation	-	-	-	774	-	-	774	-	774
Distributions to noncontrolling interests	(1,430)	-	-	-	-	-	-	(18,796)	(18,796)
Adjustment for noncontrolling interest in Operating Partnership	305	-	-	2,429	-	-	2,429	(2,734)	(305)
Adjustment to record redeemable noncontrolling interests at redemption value	(400)	-	-	400	-	-	400	-	400
Balance, March 31, 2009	$17,847	$12	$664	$997,806	$(12,433)	$(216,171)	$769,878	$360,615	$1,130,493

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)
(Continued)
		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2010	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	1,055	-	-	-	-	16,956	16,956	4,086	21,042
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	29	-	-	-	2,571	-	2,571	939	3,510
Net unrealized gain on hedging instruments	5	-	-	-	442	-	442	162	604
Realized loss on foreign currency translation adjustment	1	-	-	-	123	-	123	45	168
Unrealized gain (loss) on foreign currency translation adjustment	(397)	-	-	-	(962)	-	(962)	1,203	241
Total other comprehensive income (loss)	(362)						2,174	2,349	4,523
Dividends declared - common stock	-	-	-	-	-	(27,602)	(27,602)	-	(27,602)
Dividends declared - preferred stock	-	-	-	-	-	(6,028)	(6,028)	-	(6,028)
Issuance of preferred stock for equity offering	-	6	-	121,035	-	-	121,041	-	121,041
Issuance of common stock and restricted common stock	-	-	1	58	-	-	59	-	59
Cancellation of restricted common stock	-	-	-	(24)	-	-	(24)	-	(24)
Exercise of stock options	-	-	-	133	-	-	133	-	133
Accrual under deferred compensation arrangements	-	-	-	3	-	-	3	-	3
Amortization of deferred compensation	-	-	-	931	-	-	931	-	931
Income tax effect from share-based compensation	(10)	-	-	(923)	-	-	(923)	(337)	(1,260)
Distributions to noncontrolling interests	(1,893)	-	-	-	-	-	-	(15,142)	(15,142)
Adjustment for noncontrolling interest in Operating Partnership	712	-	-	(1,931)	-	-	(1,931)	1,219	(712)
Adjustment to record redeemable noncontrolling interest at redemption value	6,329	-	-	(6,329)	-	-	(6,329)	-	(6,329)
Balance, March 31, 2010	$28,520	$18	$1,380	$1,512,607	$2,665	$(300,314)	$1,216,356	$294,658	$1,511,014

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,203	$14,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,334	48,033
Amortization	24,549	31,196
Net amortization of above and below market leases	(882)	(1,557)
Amortization of deferred finance costs and debt premiums (discounts)	1,397	(623)
(Gain) loss on sales of real estate assets	(866)	139
Realized foreign currency loss	169	48
Loss on discontinued operations	-	60
Impairment of investment	-	7,706
Share-based compensation expense	979	970
Income tax effect from share-based compensation	(1,270)	-
Equity in earnings of unconsolidated affiliates	(539)	(1,534)
Distributions of earnings from unconsolidated affiliates	1,022	3,727
Write-off of development projects	99	76
Provision for doubtful accounts	1,455	2,131
Change in deferred tax asset	(486)	(309)
Changes in:
Tenant and other receivables	4,426	5,129
Other assets	(2,206)	(4,110)
Accounts payable and accrued liabilities	(14,974)	(13,951)
Net cash provided by operating activities	88,410	91,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(28,186)	(61,328)
Proceeds from sales of real estate assets	1,266	4,721
Additions to mortgage notes receivable	-	(4,437)
Payments received on mortgage notes receivable	205	3,083
Distributions from restricted cash	9,932	11,208
Distributions in excess of equity in earnings of unconsolidated affiliates	11,379	21,339
Additional investments in and advances to unconsolidated affiliates	(12,965)	(22,306)
Changes in other assets	(1,292)	2,256
Net cash used in investing activities	$(19,661)	$(45,464)

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$161,391	$105,276
Principal payments on mortgage and other indebtedness	(317,291)	(104,020)
Additions to deferred financing costs	(1,510)	(841)
Proceeds from issuance of common stock	14	66
Proceeds from issuance of preferred stock	121,041	-
Proceeds from exercise of stock options	133	-
Income tax effect from share-based compensation	1,270	-
Distributions to noncontrolling interests	(18,720)	(24,644)
Dividends paid to holders of preferred stock	(6,028)	(5,455)
Dividends paid to common shareholders	(6,895)	(24,568)
Net cash used in financing activities	(66,595)	(54,186)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1)	761
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,153	(7,154)
CASH AND CASH EQUIVALENTS, beginning of period	48,062	51,227
CASH AND CASH EQUIVALENTS, end of period	$50,215	$44,073

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$70,764	$73,856

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in thousands, except share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties.  Its shopping center properties are located in 27 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).At March 31, 2010, the Operating Partnership owned controlling interests in 76 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), ten community centers, and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At March 31, 2010, the Operating Partnership owned non-controlling interests in nine regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method.  The Operating Partnership had a controlling interest in one community center, owned in a 75/25 joint venture that was under construction at March 31, 2010.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At March 31, 2010, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.1% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 71.6% limited partner interest for a combined interest held by CBL of 72.7%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At March 31, 2010, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 12.1% limited partner interest and third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.3 million shares of CBL’s common stock at March 31, 2010, for a total combined effective interest of 13.6% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended March 31, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

In April 2009, the Company paid its first quarter dividend on its common stock of $0.37 per share in cash and shares of common stock.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of approximately 7.2% in the number of shares outstanding.  The Company elected to treat the issuance of its common stock as a stock dividend for earnings per share (“EPS”) purposes pursuant to accounting guidance that was in effect at that time.  Therefore, all share and per share information related to EPS was adjusted proportionately to reflect the additional common stock issued on a retrospective basis.  However, in January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”) requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to the provisions of ASU 2010-01, the Company adopted this guidance on a retrospective basis.  Thus, the share and per share information related to EPS presented in the Company’s Form 10-Q for the quarterly period ended March 31, 2009, has been revised to reflect this adoption.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 22, 2010, as amended.

Note 2 – Recent Accounting Pronouncements

Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers.  Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately.  Existing disclosures have been updated to include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in both measurements classified as Levels 2 or 3.  The guidance was effective for fiscal years beginning after December 15, 2009 excluding the provision relating to the rollforward of Level 3 activity which has been deferred until January 1, 2011.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets (“ASU 2009-16”).  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends the disclosure provision related to subsequent events by removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  The new accounting guidance was effective immediately and was adopted by the Company upon the date of issuance.

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$7,578	$7,578	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate caps	79	-	79	-

Liabilities:
Interest rate swaps	$2,148	$-	$2,148	$-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,039	$4,039	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	2	-	2	-

Liabilities:
Interest rate swaps	$2,907	$-	$2,907	$-

Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three months ended March 31, 2010 and 2009, the Company did not recognize any realized gains and losses or write-downs related to sales or disposals of marketable securities or other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the equity securities held by the Company as of March 31, 2010 and December 31, 2009:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

March 31, 2010	$4,207	$3,373	$2	$7,578
December 31, 2009	$4,207	$-	$168	$4,039

The Company holds a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model.  Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3.  As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other than temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China.  An impairment charge of $2,400 was recorded in the Company’s condensed consolidated statement of operations for the three month period ended March 31, 2009, to reduce the carrying values of the secured convertible note and warrant to their estimated fair values.  The Company performed a qualitative analysis of its investment as of March 31, 2010 and determined that the current balance of the secured convertible note and warrant of $2,475 is not impaired.  See Note 4 for further discussion.

The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company currently has two interest rate swaps included in accounts payable and accrued liabilities and two interest rate caps included in intangible lease assets and other assets in the accompanying condensed consolidated balance sheets that qualify as hedging instruments and are designated as cash flow hedges.  The swaps and caps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income (loss) and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedge instruments, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 5 for further information regarding the Company’s interest rate hedging activity.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,814,762 and $5,830,722 at March 31, 2010 and December 31, 2009, respectively.  The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

As of March 31, 2010, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis for which the carrying value exceeded fair value.

Note 4 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At March 31, 2010, the Company had investments in the following 20 entities, which are accounted for using the equity method of accounting:

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

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;
•	the site plan and any material deviations or modifications thereto;
•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;
•	any acquisition/construction loans or any permanent financings/refinancings;
•	the annual operating budgets and any material deviations or modifications thereto;
•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and
•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended March 31,		Company's Share for the Three Months Ended March 31,
	2010	2009	2010	2009

Revenues	$39,722	$41,832	$20,970	$24,868
Depreciation and amortization expense	(13,122)	(12,636)	(6,885)	(7,509)
Interest expense	(13,972)	(12,688)	(7,228)	(7,865)
Other operating expenses	(12,652)	(13,876)	(6,268)	(8,524)
Gain (loss) on sales of real estate assets	(122)	988	(50)	564
Net income (loss)	$(146)	$3,620	$539	$1,534

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil. The Company provided total funding of $1,189 related to the development.  In December 2009, the Company entered into an agreement to sell its 60% interest in this partnership with one of the condominium partnership’s investors for a gross sales price of $1,263, less closing costs for a net sales price of $1,201.  The sale closed in March 2010.  Upon closing, the buyer paid $200 and gave the Company two notes receivable totaling $1,001 for the remaining balance of the purchase price.  The notes receivable of $300 and $701 bear interest at 10% each and are due on April 23, 2010 and June 8, 2010, respectively.  There was no gain or loss on this sale.  On April 22, 2010, the buyer paid the first note of $300, plus applicable interest, to the Company.

Noncontrolling Interests

Noncontrolling interests includes the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of March 31, 2010, the total noncontrolling interests of $294,658 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $293,883 and $775, respectively.  The total noncontrolling interests at December 31, 2009 of $302,483 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $301,808 and $675, respectively.

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also include the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $28,520 as of March 31, 2010 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $22,080 and $6,440, respectively.  At December 31, 2009, the total redeemable noncontrolling partnership interests of $22,689 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $16,194 and $6,495, respectively.

The redeemable noncontrolling preferred joint venture interest includes the preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for the acquisition of certain properties during 2007.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:

	Three Months Ended March 31,
	2010	2009
Beginning Balance	$421,570	$421,279
Net income attributable to redeemable noncontrolling preferred joint venture interest	5,105	5,055
Distributions to redeemable noncontrolling preferred joint venture interest	(5,169)	(5,169)
Ending Balance	$421,506	$421,165

Cost Method Investments

In February 2007, the Company acquired a 6.2% noncontrolling interest in subsidiaries of Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, for $10,125. As of March 31, 2010, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

Jinsheng also issued to the Company a secured convertible promissory note in exchange for cash of $4,875. The note is secured by 16,565,534 Series 2 Ordinary Shares of Jinsheng. The secured note is non-interest bearing and matures upon the earlier to occur of (i) January 22, 2012, (ii) the closing of the sale, transfer or other disposition of substantially all of Jinsheng’s assets, (iii) the closing of a merger or consolidation of Jinsheng or (iv) an event of default, as defined in the secured note. In lieu of the Company’s right to demand payment on the maturity date, the Company may, at its sole option, convert the outstanding amount of the secured note into 16,565,534 Series A-2 Preferred Shares of Jinsheng (which equates to a 2.275% ownership interest).

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875. The warrant expired on January 22, 2010.

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

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 is recorded in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed a qualitative analysis of its noncontrolling investment as of March 31, 2010 and determined that the current balance of its investment is not impaired.

Note 5 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following:

	March 31, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,774,126	6.01%	$3,888,822	6.02%
Recourse loans on operating properties (2)	160,170	4.96%	160,896	4.97%
Total fixed-rate debt	3,934,296	5.97%	4,049,718	5.98%
Variable-rate debt:
Non-recourse term loans on operating properties	72,000	4.25%	-	-
Recourse term loans on operating properties	373,905	2.11%	242,763	1.89%
Secured lines of credit	640,882	3.76%	759,206	4.19%
Unsecured term facilities	437,494	1.73%	437,494	1.73%
Construction loans	-	-	126,958	2.48%
Total variable-rate debt	1,524,281	2.80%	1,566,421	3.01%
Total	$5,458,577	5.08%	$5,616,139	5.15%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
The Company has entered into interest rate swaps on notional amounts totaling $127,500 as of March 31, 2010 and December 31, 2009 related to two of its variable-rate loans on operating properties to effectively fix the interest rates on those loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 0.75% to 4.25% and had a weighted average interest rate of 3.76% at March 31, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at a rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2010:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$560,000	$376,532		August 2011	April 2014
525,000	262,850	(1)	February 2012	February 2013
105,000	1,500		June 2011	June 2011
$1,190,000	$640,882

(1)	There was an additional $7,291 outstanding on this secured line of credit as of March 31, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

Unsecured Term Facilities

In April 2008, the Company entered into an unsecured term facility with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility.  At March 31, 2010, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 1.95%.  The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At March 31, 2010, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.50%.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Letters of Credit

At March 31, 2010, the Company had additional secured and unsecured lines of credit with a total commitment of $30,971 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $11,387 at March 31, 2010.

Covenants and Restrictions

The $560,000 and $525,000 secured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at March 31, 2010.

The agreements to the $560,000 and $525,000 secured credit facilities and the two unsecured term facilities described above, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50,000 or any non-recourse indebtedness greater than $100,000, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.

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

Mortgages on Operating Properties

During the first quarter of 2010, the Company closed on a $72,000 non-recourse loan secured by St. Clair Square in Fairview Heights, IL with a new lender and received excess proceeds of $13,230, net of closing costs and payment of accrued interest, after the payoff of the existing mortgage with a principal balance of $57,237.  The excess proceeds from the refinancing were used to pay down the secured credit facilities.  Also during the first quarter, we repaid a commercial mortgage-backed securities (“CMBS”) loan secured by Park Plaza Mall in Little Rock, AR with a principal balance of $38,856 with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.

Subsequent to the end of the first quarter, we retired a CMBS loan with a principal balance of $8,988 secured by WestGate Crossing in Spartanburg, SC with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.

Scheduled Principal Payments

As of March 31, 2010, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2010	$923,049
2011	1,128,730
2012	870,202
2013	446,417
2014	183,442
Thereafter	1,900,362
5,452,202
Net unamortized premiums	6,375
$5,458,577

Of the $923,049 of scheduled principal payments in 2010, $873,551 relates to the maturing principal balances of twelve operating property loans and an unsecured term facility.  Maturing debt with principal balances of $482,930 outstanding as of March 31, 2010 have extensions available at the Company’s option, leaving approximately $390,621 of loan maturities in 2010 that must be retired or refinanced.  One loan secured by an operating property with a principal balance of $8,988 as of March 31, 2010 was retired subsequent to the end of the quarter with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.  The remaining $381,633 of loan maturities in 2010 represents eight operating property mortgage loans.  The Company has obtained term sheets or commitments on its remaining loan maturities for 2010 and expects to close on the loans on or before their respective maturity dates.

The Company’s mortgage and other indebtedness had a weighted average maturity of 3.52 years as of March 31, 2010 and 3.66 years as of December 31, 2009.

Interest Rate Hedge Instruments

The Company records its derivative instruments in its condensed consolidated balance sheets at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the derivative has been designated as a hedge and, if so, whether the hedge has met the criteria necessary to apply hedge accounting.

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

The effective portion of changes in the fair value of derivatives designated as, and that qualify as, cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Such derivatives are used to hedge the variable cash flows associated with variable-rate debt.

As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$127,500
Interest Rate Caps	2	$152,000

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$77	$-	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	2	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	(511)	(636)	Nov-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	87,500	1-month LIBOR	3.600%	(1,637)	(2,271)	Sep-10

Hedging Instrument	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from AOCI/L into Earnings (Effective Portion)	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings (Ineffective Portion)	Gain Recognized in Earnings (Ineffective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2010	2009		2010	2009		2010	2009
Interest rate hedges	$609	$1,930	Interest Expense	$(943)	$(4,104)	Interest Expense	$8	$13

         In addition, the Company has a $129,000 notional amount interest rate cap agreement to hedge the risk of changes in cash flows on a loan of one of its properties up to the cap notional amount.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  The Company did not designate this cap as a hedge under GAAP and, thus, records any changes in fair value on the cap as interest expense in the condensed consolidated statements of operations.  The Company recognized a loss of $71 during the three months ended March 31, 2009.  No gain or loss was recognized during the three months ended March 31, 2010.  The interest rate cap had a nominal value as of March 31, 2010 and December 31, 2009 and matures in July 2010.

Note 6 – Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (“OCI”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income is as follows:

	Three Months Ended March 31,
	2010	2009
Net income	$27,203	$14,604
Other comprehensive income:
Net unrealized gain on hedging agreements	609	1,930
Net unrealized gain (loss) on available-for-sale securities	3,539	(2,103)
Realized loss on foreign currency translation adjustment	169	48
Net unrealized gain (loss) on foreign currency translation adjustment	(156)	748
Total other comprehensive income	4,161	623
Comprehensive income	$31,364	$15,227

The components of accumulated other comprehensive income (loss) as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$405	$123	$(2,879)	$(2,351)
Net unrealized gain on available-for-sale securities	290	2,542	539	3,371
Accumulated other comprehensive income (loss)	$695	$2,665	$(2,340)	$1,020

	December 31, 2009
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$400	$(319)	$(3,041)	$(2,960)
Net unrealized gain (loss) on available-for-sale securities	261	(29)	(400)	(168)
Net unrealized gain (loss) on foreign currency translation adjustment	396	839	(1,248)	(13)
Accumulated other comprehensive income (loss)	$1,057	$491	$(4,689)	$(3,141)

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

Three Months Ended March 31, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$237,756	$10,371	$6,619	$11,430	$266,176
Property operating expenses (1)	(80,438)	(2,862)	(2,837)	6,064	(80,073)
Interest expense	(58,337)	(2,044)	(1,805)	(11,274)	(73,460)
Other expense	-	-	-	(6,701)	(6,701)
Gain (loss) on sales of real estate assets	(36)	-	984	(82)	866
Segment profit (loss)	$98,945	$5,465	$2,961	$(563)	106,808
Depreciation and amortization expense					(72,012)
General and administrative expense					(11,074)
Interest and other income					1,051
Equity in earnings of unconsolidated affiliates					539
Income tax benefit					1,877
Income from continuing operations					$27,189
Total assets	$6,605,741	$331,025	$68,262	$662,912	$7,667,940
Capital expenditures (3)	$24,194	$2,069	$1,036	$6,517	$33,816

Three Months Ended March 31, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$244,031	$10,454	$5,370	$11,205	$271,060
Property operating expenses (1)	(84,092)	(3,054)	(2,067)	5,048	(84,165)
Interest expense	(60,839)	(2,167)	(1,024)	(7,855)	(71,885)
Other expense	-	-	-	(5,157)	(5,157)
Gain (loss) on sales of real estate assets	(5)	-	89	(223)	(139)
Segment profit	$99,095	$5,233	$2,368	$3,018	109,714
Depreciation and amortization expense					(78,311)
General and administrative expense					(11,479)
Interest and other income					1,581
Loss on impairment of investment					(7,706)
Equity in earnings of unconsolidated affiliates					1,534
Income tax provision					(603)
Income from continuing operations					$14,730
Total assets	$6,867,725	$339,489	$71,266	$694,390	$7,972,870
Capital expenditures (3)	$47,192	$6,195	$22,740	$26,458	$102,585

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Earnings Per Share

During the first quarter of 2010, the Company completed an underwritten public offering of 6,300,000 depositary shares, each representing 1/10th of a share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123,372 were used to reduce outstanding borrowings under the Company’s credit facilities and for general corporate purposes.  The net proceeds included aggregate accrued dividends of $2,331 that were received as part of the offering price.

Including the shares issued in this offering, the Company now has 13,300,000 depositary shares outstanding, each representing 1/10th of a share of its 7.375% Series D Cumulative Redeemable Preferred Stock. The securities are redeemable at liquidation preference, plus accrued and unpaid dividends, at any time at the option of the Company. These securities have no stated maturity, sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company.

In June 2009, the Company completed a public offering of 66,630,000 shares of its $0.01 par value common stock for $6.00 per share. The net proceeds, after underwriting costs and related expenses, of approximately $381,823 were used to repay outstanding borrowings under the Company’s credit facilities.

In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company's common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock.  The dividend was paid on 66,407,096 shares of common stock outstanding on the record date.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding.  The Company initially elected to treat the issuance of its common stock as a stock dividend for per share purposes and adjusted all share and per share information related to earnings per share on a retrospective basis to reflect the additional common stock issued.  However, in January 2010, the FASB issued ASU No. 2010-01, requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to its provisions, the Company adopted this guidance effective January 1, 2009 on a retrospective basis.  Thus, the information presented for the three months ended March 31, 2009, has been revised to reflect this guidance.

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

The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Three Months Ended March 31,
	2010	2009
Denominator – basic earnings per share	137,967	66,407
Dilutive effect of deemed shares related to deferred compensation arrangements	39	32
Denominator – diluted earnings per share	138,006	66,439

Note 9 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company consolidates its investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions. If the Company fails to make such offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554.  The total amount outstanding at March 31, 2010 on the loans was $73,703 of which the Company has guaranteed $19,900.  The Company recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 to reflect the estimated fair value of the guaranty.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,678.  West Melbourne developed and, in April 2009, opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding at March 31, 2010 on the loans was $44,878. The guaranty will expire upon repayment of the debt.  The loans mature in August 2010 and have extension options available. The Company recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at March 31, 2010 on the loan was $69,363. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has extension options available. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $19,600 as of March 31, 2010.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At March 31, 2010 and December 31, 2009, the total amount outstanding on these bonds was $34,454 and $34,429, respectively.

Note 10 – Share-Based Compensation

The share-based compensation expense was $929 and $962 for the three months ended March 31, 2010 and 2009, respectively. Share-based compensation cost capitalized as part of real estate assets was $46 and $71 for the three months ended March 31, 2010 and 2009.

The Company’s stock option activity for the three months ended March 31, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	566,334	$16.06
Exercised	(11,200)	15.20
Outstanding at March 31, 2010	555,134	16.15
Vested and exercisable at March 31, 2010	555,134	16.15

A summary of the status of the Company’s stock awards as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2010	156,120	$33.16
Granted	118,100	10.30
Vested	(20,800)	7.26
Nonvested at March 31, 2010	253,420	23.46

As of March 31, 2010, there was $3,141 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.7 years.  In February 2010, the Company granted restricted stock awards for 118,100 shares of common stock to employees that will vest in equal installments over the next five years.

Note 11 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Accrued dividends and distributions payable	$43,893	$44,354
Additions to real estate assets accrued but not yet paid	$10,904	$16,082
Notes receivable from sale of interest in unconsolidated affiliate	$1,001	$1,750
Additions to real estate assets from forgiveness of mortgage note receivable	$-	$6,502

Note 12 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $940 and $1,656 during the three months ended March 31, 2010 and 2009, respectively.

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

The Company recorded an income tax benefit of $1,877 and an income tax provision of $603 for the three months ended March 31, 2010 and 2009, respectively. The income tax benefit in 2010 consisted of a current and deferred income tax benefit of $1,390 and $487, respectively.  The income tax provision in 2009 consisted of a current income tax provision of $1,326 and a deferred income tax benefit of $723.

The Company had a net deferred tax asset of $4,121 at March 31, 2010 and $3,634 at December 31, 2009. The net deferred tax asset at March 31, 2010 and December 31, 2009 is included in other assets and primarily consisted of operating expense accruals, share-based compensation and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three months ended March 31, 2010 and 2009, respectively.

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

Certain statements made in this section or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the federal securities laws. In many cases, these forward-looking statements may be identified by the use of words such as “will,” “may,” “should,” “could,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “projects,” “goals,” “objectives,” “targets,” “predicts,” “plans,” “seeks,” or similar expressions.  Any forward-looking statement speaks only as of the date on which it is made and is qualified in its entirety by reference to the factors discussed throughout this report.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our shopping centers are located in 27 domestic states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.

As of March 31, 2010, we owned controlling interests in 76 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), ten community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of March 31, 2010, we owned noncontrolling interests in nine regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had one community center, owned in a 75/25 joint venture, under construction at March 31, 2010. We also hold options to acquire certain development properties owned by third parties.

During the first quarter of 2010, we continued to build on our core leasing and operational strengths. Our overall portfolio and mall occupancy levels increased over the prior year period as a result of strategic decisions to stabilize our occupancy.  Other highlights of the first quarter included the completion of leases for more than 1.1 million square feet of space in our operating properties and new developments, same-store sales growth of 4.7% and the opening of The Pavilion at Port Orange, our 415,000-square-foot open-air development in Port Orange, FL, at 92% leased or committed.  These accomplishments continue to emphasize the strength of our company and validate our strategy.

We are also accessing the capital markets on favorable terms with the completion of a $72.0 million financing secured by St. Clair Square and commitments or term sheets for all of our remaining 2010 property-level mortgage maturities.  Additionally, we were pleased to complete our preferred stock offering which resulted in net proceeds, after underwriting costs and related expenses, of $123.4 million, including accrued dividends of $2.3 million.  As a result of this offering and the other steps we have taken to decrease our leverage position, we have reduced our debt levels by over $600.0 million as compared to March 31, 2009. While there are still challenges to be faced, we are confident that CBL is poised to benefit from an improving economy and emerging growth opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

We have opened five community centers since January 1, 2009 (collectively referred to as the “New Properties”). These transactions impact the comparison of the results of operations for the three months ended March 31, 2010 to the results of operations for the comparable period ended March 31, 2009.  Properties that were in operation as of January 1, 2009 and March 31, 2010 are referred to as the “Comparable Properties.”  We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year. Any reference to the New Properties in this section excludes those properties that are accounted for using the equity method of accounting.  The New Properties are as follows:

Property	Location	Date Opened
New Developments:
Hammock Landing (1)	West Melbourne, FL	April 2009
Summit Fair (2)	Lee's Summit, MO	August 2009
Settlers Ridge	Robinson Township, PA	October 2009
The Promenade	D'Iberville, MS	October 2009
The Pavilion at Port Orange (1)	Port Orange, FL	March 2010

(1)
This property represents a 50/50 joint venture that is accounted for using the equity method of accounting and is included in equity in earnings of unconsolidated affiliates in the accompanying consolidated statements of operations.

(2)	CBL’s interest represents cost of the land underlying the project for which it will receive ground rent and a percentage of the net operating cash flows.

Revenues

Total revenues declined by $4.9 million for the three months ended March 31, 2010 compared to the prior year period.  Rental revenues and tenant reimbursements declined by $5.3 million due to a decrease of $7.2 million from the Comparable Properties, partially offset by an increase of $1.9 million from the New Properties.  The decrease in revenues of the Comparable Properties was driven by declines of $2.2 million in tenant reimbursements, $1.9 million in lease termination fees, $1.6 million in base rents and $0.7 million in net below market lease amortization.  Base rents have declined primarily as a result of negative leasing spreads over the past year.  Tenant reimbursements decreased due to positive billing adjustments that were made in the prior year quarter.

Our cost recovery ratio improved to 99.7% for the quarter ended March 31, 2010 from 96.8% for the prior-year period. While tenant reimbursements declined from the prior period level, the cost recovery ratio has been positively impacted by operating expense reductions, including lower bad debt expense.

The decrease in management, development and leasing fees of $0.8 million was mainly attributable to lower development fee income due to the completion in the prior year of certain joint venture developments that were under construction during the first quarter of 2009.

Other revenues increased $1.1 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses decreased $9.3 million for the three months ended March 31, 2010 compared to the prior year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $4.1 million due to lower expenses of $5.1 million related to the Comparable Properties, partially offset by an increase of $1.0 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $2.3 million in promotion costs, $1.3 million in utilities expense, $1.1 million in contracted security and maintenance and $0.5 million in bad debt expense, partially offset by increased snow removal expense of $0.6 million.  Property operating expenses continued to benefit from the incremental improvements in the cost containment program that we implemented in late 2008 and 2009 and we are still experiencing success in controlling costs.

The decrease in depreciation and amortization expense of $6.3 million resulted from a decrease of $7.5 million from the Comparable Properties, partially offset by an increase of $1.2 million related to the New Properties. The decrease attributable to the Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior year period, which included write-offs of certain unamortized tenant allowances related to several store closings.

General and administrative expenses decreased $0.4 million primarily as a result of declines of $0.7 million in payroll and related expenses and $0.6 million in state tax expense, partially offset by a reduction in capitalized overhead of $0.7 million. As a percentage of revenues, general and administrative expenses were 4.2% for the first quarter of 2010 and 2009.

Other Income and Expenses

Interest expense increased $1.6 million for the three months ended March 31, 2010 compared to the prior year period.  Although we have reduced our debt levels substantially since the prior year period, the resulting interest savings were partially offset by an increase in the variable rates on our credit facilities.  Our weighted average interest rate on total variable-rate debt increased 111 basis points compared to the prior year period.  Additionally, capitalized interest declined due to the opening of the New Properties subsequent to the end of the first quarter of 2009.  Furthermore, interest expense during the first quarter of 2010 included amounts related to the fees incurred in connection with the extension of our credit facilities in the latter half of 2009.

During the first quarter of 2009, we incurred an impairment loss of $7.7 million on our investment in Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The decrease was a result of declining occupancy and sales due to the then downturn of the real estate market in China.

During the first quarter of 2010, we recognized a gain on sales of real estate assets of $0.9 million related to the sale of one parcel of land.  We recognized a loss on sales of real estate assets of $0.1 million during the first quarter of 2009 due to the disposition of one of our investments in Brazil.

Equity in earnings of unconsolidated affiliates decreased by $1.0 million during the first quarter of 2010, primarily due to a decline in outparcel sales compared to the prior year period.

The income tax benefit of $1.9 million for the three months ended March 31, 2010 relates to our taxable REIT subsidiary and consists of a benefit for current and deferred income taxes of $1.4 million and $0.5 million, respectively.  During the three months ended March 31, 2009, we recorded an income tax provision $0.6 million, consisting of a provision for current income taxes of $1.3 million, partially offset by a deferred tax benefit of $0.7 million.

Discontinued operations for the three months ended March 31, 2010 and 2009 include the true up of estimated expenses to actual amounts for properties sold during previous years.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center (the financial results of which are classified in Malls), which opened in July 2008, are our only non-stabilized malls as of March 31, 2010.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Three Months Ended March 31,
	2010	2009
Malls	89.3%	90.0%
Associated centers	3.9%	3.9%
Community centers	2.5%	2.0%
Mortgages, office buildings and other	4.3%	4.1%

Mall store sales in the first quarter of 2010 for our portfolio increased 4.7% from the prior year period.  Mall store sales for the trailing twelve months ended March 31, 2010 on a comparable per square foot basis were $316 per square foot compared with $326 per square foot in the prior year period, a decline of 3.1%.

Occupancy

Our portfolio occupancy is summarized in the following table:

	At March 31,
	2010	2009
Total portfolio occupancy	88.8%	88.6%
Total mall portfolio	89.4%	88.9%
Stabilized malls	89.7%	89.1%
Non-stabilized malls	76.6%	80.3%
Associated centers	89.5%	89.0%
Community centers	84.4%	86.5%

Occupancy levels in the first quarter of 2010 were positively impacted by the increase in leasing activity in the mall portfolio.  Stabilized mall occupancy increased 60 basis points to 89.7% compared with the prior year period.  Total portfolio occupancy increased 20 basis points from the prior year period to 88.8%.

During the first quarter of 2010, we experienced limited tenant bankruptcy activity.  We are optimistic that tenant bankruptcy and store closure rates will continue to decline over the year and remain below the average rates experienced since 2008.

Leasing

During the first quarter of 2010, we signed more than 1.1 million square feet of leases including 0.9 million square feet of leases in our operating portfolio and 0.2 million square feet of development leases.  The leases signed in our operating portfolio included 0.4 million square feet of new leases and 0.5 million square feet of renewals.  Total leasing activity in the operating portfolio was down slightly from the 1.2 million square feet signed in the prior year quarter.

Average annual base rents per square foot were as follows for each property type:

	At March 31,
	2010	2009
Stabilized malls	$28.87	$29.34
Non-stabilized malls	25.41	26.68
Associated centers	11.89	12.08
Community centers	15.06	14.62
Office Buildings	19.21	19.05

During the three months ended March 31, 2010, we experienced negative overall results from the leasing spreads of comparable small shop space as summarized in the following table:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial		New Average Gross Rent PSF	% Change Average

All Property Types (1)	682,061	$38.47	$33.66	(12.5	) %	$34.48	(10.4	) %
Stabilized malls	648,530	39.37	34.43	(12.5	) %	35.28	(10.4	) %
New leases	134,930	45.66	38.92	(14.8	) %	41.10	(10.0	) %
Renewal leases	513,600	37.72	33.25	(11.9	) %	33.75	(10.5	) %

(1)	Includes stabilized malls, associated centers, community centers and office buildings.

Although leasing spreads were negative, we were pleased that the decline was less than the prior quarters.  Compared with prior quarters, spreads are trending in the right direction and average spreads on leases signed with a term greater than five years were positive.  For the first quarter of 2010, on a same space basis, rental rates were signed at an average decrease of 10.4% from the prior gross rent per square foot. Several retailers have indicated that they plan to renovate their stores and sign longer terms on renewals, which should positively impact our leasing results.  We believe this trend will continue throughout the year as the economy recovers.  We will also be looking to improve the rental rates on shorter term deals that we have signed over the last twelve months as they expire.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2010, we completed an equity offering of 6,300,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123.4 million were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.  The net proceeds included accrued dividends of $2.3 million that were received as part of the offering price.

During the first quarter of 2010, we refinanced the loan secured by St. Clair Square in Fairview Heights, IL with a new lender and received excess proceeds of approximately $13.2 million, net of closing costs and payment of accrued interest, after the payoff of the existing mortgage with a principal balance of $57.2 million.  The new $72.0 million non-recourse, five-year loan bears interest at a variable rate of 400 basis points above the London Interbank Offered Rate (“LIBOR”). Concurrent with the closing, we entered into a two-year LIBOR cap with a strike rate of 3.0% to effectively limit the interest rate to 7.0%.  Also during the first quarter, we repaid a commercial mortgage-backed securities (“CMBS”) loan with a principal balance of $38.8 million secured by Park Plaza Mall in Little Rock, AR with borrowings from our $560.0 million credit facility and the property was added to the collateral pool securing that facility.

Subsequent to the end of the first quarter, we retired a CMBS loan with a principal balance of $9.0 million secured by WestGate Crossing in Spartanburg, SC with borrowings from our $560.0 million credit facility and the property was added to the collateral pool securing that facility.

We are encouraged by the improvements in the capital markets.  We are actively making progress to refinance our remaining mortgage maturities for 2010 and are experiencing increased demand from lending institutions including interest in the re-emerging CMBS market.  We have term sheets or commitments on the remaining loan maturities for this year and anticipate closing those loans on or before the maturity date.

We derive a majority of our revenues from leases with retail tenants, which has historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures and dividends and distributions. We believe that the combination of our cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $50.2 million of unrestricted cash and cash equivalents as of March 31, 2010, an increase of $2.1 million from December 31, 2009.  Cash provided by operating activities during the three months ended March 31, 2010, decreased $3.3 million to $88.4 million from $91.7 million during the three months ended March 31, 2009. The decrease was primarily attributable to the decline in rental revenues, partially offset by lower operating expenses and the operations of the New Properties.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
March 31, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,774,126	$(23,731)	$402,570	$4,152,965	5.97%
Recourse term loans on operating properties (2)	160,170	-	-	160,170	4.96%
Total fixed-rate debt	3,934,296	(23,731)	402,570	4,313,135	5.94%
Variable-rate debt:
Non-recourse term loans on operating properties	72,000	-	-	72,000	4.25%
Recourse term loans on operating properties	373,905	(928)	191,604	564,581	2.62%
Secured lines of credit	640,882	-	-	640,882	3.76%
Unsecured term facilities	437,494	-	-	437,494	1.73%
Total variable-rate debt	1,524,281	(928)	191,604	1,714,957	2.89%
Total	$5,458,577	$(24,659)	$594,174	$6,028,092	5.07%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,888,822	$(23,737)	$404,104	$4,269,189	5.99%
Recourse loans on operating properties (2)	160,896	-	-	160,896	4.97%
Total fixed-rate debt	4,049,718	(23,737)	404,104	4,430,085	5.95%
Variable-rate debt:
Recourse term loans on operating properties	242,763	(928)	98,708	340,543	2.12%
Construction loans	126,958	-	88,179	215,137	3.37%
Land loans	-	-	3,276	3,276	2.23%
Secured lines of credit	759,206	-	-	759,206	4.19%
Unsecured term facilities	437,494	-	-	437,494	1.73%
Total variable-rate debt	1,566,421	(928)	190,163	1,755,656	3.07%
Total	$5,616,139	$(24,665)	$594,267	$6,185,741	5.13%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
We have entered into interest rate swaps on notional amounts totaling $127,500 as of March 31, 2010 and December 31, 2009 related to two of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

        During 2010, $922.5 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature.  However, we have extensions of $486.2 million available at our option that we intend to exercise, leaving approximately $436.3 million of maturities in 2010 that must be retired or refinanced. Subsequent to the end of the first quarter, we retired a CMBS loan with a principal balance of $9.0 million secured by an operating property with borrowings from our $560.0 million credit facility and the property was added to the collateral pool securing that facility.

The remaining loans due in 2010, totaling $427.3 million, include eleven property-specific loans that have maturity dates ranging from June 2010 to December 2010.  We currently have term sheets or commitments on these remaining loan maturities and anticipate closing on or before each loan’s maturity date.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.5 years at March 31, 2010 and 3.7 years at December 31, 2009. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.3 years and 4.5 years at March 31, 2010 and December 31, 2009, respectively.

As of March 31, 2010 and December 31, 2009, our pro rata share of consolidated and unconsolidated variable-rate debt represented 28.4% of our total pro rata share of debt. As of March 31, 2010, our share of consolidated and unconsolidated variable-rate debt represented 18.9% of our total market capitalization (see Equity below) as compared to 21.1% as of December 31, 2009.

Secured Lines of Credit

We have three secured lines of credit that are used for retirement of loans, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 0.75% to 4.25% and had a weighted average interest rate of 3.76% at March 31, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at a rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of March 31, 2010 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$560,000	$376,532		August 2011	April 2014
525,000	262,850	(1)	February 2012	February 2013
105,000	1,500		June 2011	June 2011
$1,190,000	$640,882

(1)	There was an additional $7,291 outstanding on this secured line of credit as of March 31, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

        We also have secured and unsecured lines of credit with total availability of $31.0 million that are used only to issue letters of credit. There was $11.4 million outstanding under these lines at March 31, 2010.

Unsecured Term Facilities

In April 2008, we entered into an unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility.  At March 31, 2010, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 1.95%.  The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At March 31, 2010, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.50%.  We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale or our share of excess proceeds from any refinancings of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

The agreements to the $560.0 million and $525.0 million secured credit facilities and the two unsecured term facilities described above, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  The Company was not in default with regard to any of these provisions as of March 31, 2010.

Mortgages on Operating Properties

During the first quarter of 2010, we closed on a $72.0 million non-recourse loan secured by St. Clair Square in Fairview Heights, IL with a new lender and received excess proceeds of approximately $13.2 million, net of closing costs and payment of accrued interest, after the payoff of the existing mortgage with a principal balance of $57.2 million.  The excess proceeds from the refinancing were used to pay down our secured credit facilities.  Also during the first quarter, we repaid a CMBS loan secured by Park Plaza Mall in Little Rock, AR with a principal balance of $38.8 million with borrowings from our $560.0 million credit facility and the property was added to the collateral pool securing that facility.

Subsequent to the end of the first quarter, we retired a CMBS loan with a principal balance of $9.0 million secured by WestGate Crossing in Spartanburg, SC with borrowings from our $560.0 million credit facility and the property was added to the collateral pool securing that facility.

Interest Rate Hedging Instruments

Instrument Type	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 3/31/10	Fair Value at 12/31/09	Maturity Date
Cap	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$77	$-	Jan-12
Cap	80,000	USD-SIFMA Municipal Swap Index	4.000%	2	2	Dec-10
Pay fixed/ Receive variable Swap	40,000	1-month LIBOR	2.175%	(511)	(636)	Nov-10
Pay fixed/ Receive variable Swap	87,500	1-month LIBOR	3.600%	(1,637)	(2,271)	Sep-10

In addition, we have a $129.0 million notional amount interest rate cap agreement to hedge the risk of changes in cash flows on a loan of one of our properties up to the cap notional amount.  The interest rate cap protects us from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  We did not designate this cap as a hedge under generally accepted accounting practices (“GAAP”) and, thus, record any unrealized gain or loss on the cap as interest expense in our condensed consolidated statements of operations.  The interest rate cap had a nominal fair value as of March 31, 2010 and December 31, 2009 and matures on July 12, 2010.

Equity

In March 2010, we completed an underwritten public offering of 6,300,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123.4 million, including accrued dividends of $2.3 million, were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

Including the shares issued in this offering, we now have 13,300,000 depositary shares outstanding, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock. The securities are redeemable at liquidation preference, plus accrued and unpaid dividends, at any time at our option. These securities have no stated maturity, sinking fund or mandatory redemption provisions and are not convertible into any of our other securities.

During the three months ended March 31, 2010, we received $0.1 million in proceeds from exercises of stock options.  In addition, we paid cash dividends of $12.9 million to holders of our common stock and our preferred stock, as well as $18.7 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

In April 2009, we issued 4,754,355 shares of our common stock in connection with the payment of our dividend for the first quarter of 2009, which resulted in an increase of 7.2% in the number of shares outstanding. Our Operating Partnership issued 1,338,079 additional common units in connection with its quarterly distribution to unitholders, which resulted in an increase of 2.6% in the number of common units and special common units outstanding.  We initially elected to treat the issuance of our common stock as a stock dividend for earnings per share purposes. Therefore, all share and per share information related to earnings per share for all periods presented was adjusted proportionately to reflect the additional common stock issued.  In January 2010, new accounting guidance was issued that requires stock distributions such as the one we made in connection with our first quarter dividend be treated as a stock issuance.  The guidance was effective for interim and annual periods ending on or after December 15, 2009 and required retrospective application.  Thus, all share and per share amounts that were previously reported in our Form 10-Q for the quarterly period ended March 31, 2009 to reflect the distribution as a stock dividend, have been revised to appropriately reflect the distribution as a stock issuance on the date of payment.

On February 22, 2010, we announced a first quarter 2010 common stock dividend of $0.20 per share payable in cash.  The dividend was paid on April 16, 2010.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at March 31, 2010 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	189,965	$13.70	$2,602,521
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,330	250.00	332,500
Total market equity			3,050,021
Company’s share of total debt			6,028,092
Total market capitalization			$9,078,113
Debt-to-total-market capitalization ratio			66.4%

(1)	Stock price for common stock and operating partnership units equals the closing price of the common stock on March 31, 2010. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $4.2 million during the three months ended March 31, 2010 for tenant allowances, which generally generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $3.2 million for the three months ended March 31, 2010 and included $0.5 million for roof replacements and $2.7 million for various other capital expenditures. Renovation expenditures were $0.1 million for the three months ended March 31, 2010.

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

We completed one development project during the first quarter of 2010 and have one project under development as of March 31, 2010.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following table summarizes our development projects as of March 31, 2010 (dollars in thousands):

Properties Opened During the Three Months Ended March 31, 2010
(Dollars in thousands)
			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost (b)	Cost to Date (c)	Date Opened	Initial Yield
Community/Open-Air Centers:
The Pavilion at Port Orange (Phase I and Phase 1A) (a)	Port Orange, FL	492,296	$67,438	$66,562	Fall-09/Spring-10	7.3%*
		492,296	$67,438	$66,562

Properties Under Development at March 31, 2010
(Dollars in thousands)
			CBL's Share of
Property	Location	Total Project Square Feet	Total Cost (b)	Cost to Date (c)	Date Opened	Initial Yield
Community/Open-Air Centers:
The Forum at Grandview (Phase I) (a)	Madison, MS	110,690	$16,798	$9,234	Fall-10	7.0%*
		110,690	$16,798	$9,234

(a) The Pavilion at Port Orange is a 50/50 joint venture and The Forum at Grandview is a 75/25 joint venture.
(b) Total Cost is presented net of reimbursements to be received.
(c) Cost to Date does not reflect reimbursements until they are received.
*Pro Forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

We celebrated the grand opening of The Pavilion at Port Orange, a 492,000-square-foot-open-air development in Port Orange, FL, on March 10, 2010.  The project opened approximately 92% leased or committed with anchors including Hollywood Theaters, Belk, HomeGoods, Marshalls, Michaels, PETCO and ULTA.  The center is off to an excellent start in terms of sales and reception from the community.

In March 2010, we started construction on the first phase of a 75/25 joint venture community center project in Madison, MS.  We converted our ground lease position into a 75% ownership interest in the development.  This project will serve to meet the strong retail demand in the Madison area.  The first phase of this project is 110,000 square feet comprised of anchors including Dick’s Sporting Goods, Best Buy and Stein Mart.  The project is 100% leased and is expected to open in the fourth quarter of 2010.

We have entered into one option agreement for the development of a future shopping center.  Except for the project presented above, we do not have any other material capital commitments as of March 31, 2010.

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

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million.  The total amount outstanding at March 31, 2010 on the loans was $73.7 million of which we have guaranteed $19.9 million.  We have recorded an obligation of $0.3 million in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $50.7 million.  West Melbourne developed and, in April 2009, opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding at March 31, 2010 on the loans was $44.9 million. The guaranty will expire upon repayment of the debt.  The loans mature in August 2010 and have extension options available.  We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at March 31, 2010 on the loan was $69.4 million. The guaranty will expire upon repayment of debt.  The loan matures in December 2011 and has extension options available.  We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $19.6 million as of March 31, 2010.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

Our guarantees and the related accounting are more fully described in Note 9 to the condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The following discussion describes our most critical accounting policies, which are those that are both important to the presentation of our financial condition and results of operations and that require significant judgment or use of complex estimates.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations. No impairments of the carrying values of long-lived assets were incurred during the three months ended March 31, 2010 and 2009.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.5 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.

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

During the three months ended March 31, 2009, we recorded a non-cash impairment charge of $7.7 million related to our cost-method investment in Jinsheng, an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  No impairments of investments in unconsolidated affiliates were incurred during the three months ended March 31, 2010.

Recent Accounting Pronouncements

Accounting Guidance Adopted

Effective January 1, 2010, we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers.  Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately.  Existing disclosures have been updated to include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in both measurements classified as Levels 2 or 3.  The guidance is effective for fiscal years beginning after December 15, 2009.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets (“ASU 2009-16”).  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional related disclosures.  The new accounting guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting, or similar, rights should be consolidated.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosure about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The guidance is effective for fiscal years beginning after November 15, 2009.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”).  ASU 2010-09 amends the disclosure provision related to subsequent events by removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated.  The new accounting guidance was effective immediately and we adopted ASU No. 2010-09 upon the date of issuance.

Impact of Inflation

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

During late 2009, the markets that were impacted by the economic crisis that arose primarily in the fourth quarter of 2008 seemed to stabilize and related bankruptcy activity started to decline.  The credit and investment markets have been slowly, but steadily, showing signs of improvement.  Retailers seem to have revised their business plans to better adapt to the current economic environment and are starting to report improving margins and profitability. The primary focus has begun to shift to planning for a market recovery.

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

FFO of the Operating Partnership increased to $93.6 million during the three months ended March 31, 2010 compared to $88.5 million in the prior year period, representing an increase of 5.8%.

The reconciliation of FFO to net income available to common shareholders is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net income available to common shareholders	$10,928	$1,712
Noncontrolling interest in earnings of Operating Partnership	4,110	1,306
Depreciation and amortization expense of:
Consolidated properties	72,012	78,311
Unconsolidated affiliates	6,885	7,509
Non-real estate assets	(219)	(247)
Noncontrolling interests' share of depreciation and amortization	(145)	(201)
Loss on discontinued operations	-	60
Funds from operations of the Operating Partnership	93,571	88,450
Percentage allocable to Company shareholders (1)	72.65%	56.75%
Funds from operations allocable to Company shareholders	$67,979	$50,195

(1)	Represents the weighted average number of common shares outstanding for the period divided by the sum of the weighted average number of common shares and the weighted average number of operating partnership units outstanding during the period.

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

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at March 31, 2010, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $8.6 million and, after the effect of capitalized interest, annual earnings by approximately $8.5 million.

Based on our proportionate share of total consolidated and unconsolidated debt at March 31, 2010, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $81.8 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $83.8 million.

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

PART II - OTHER INFORMATION

ITEM 1:                    Legal Proceedings

      None

ITEM 1A.                  Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, by providing information that is current as of March 31, 2010:

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of March 31, 2010, we have recorded in our financial statements a liability of $2.8 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

Both our June 2009 common stock offering and the payment of a portion of our common stock dividend for the first quarter of 2009 in shares of common stock were dilutive, and there may be future dilution of our common stock.

In June 2009,we completed a public offering of 66,630,000 shares of our newly-issued common stock.  In April 2009, we issued 4,754,355 shares of common stock in connection with the payment of a portion of our first quarter 2009 common stock dividend.  These transactions have had a dilutive effect on our earnings per share and funds from operations per share for the three months ended March 31, 2010.  We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or any substantially similar securities in the future.  Future sales or issuances of substantial amounts of our common stock may be at prices below the then-current market price of our common stock and may adversely impact the market price of our common stock.  Additionally, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our recent common stock offering or the perception that such sales could occur.

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

The issuance of additional preferred stock may adversely affect the earnings per share available to common shareholders and amounts available to common shareholders for payments of dividends.

In March 2010, we completed an equity offering of 6,300,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The securities are redeemable at liquidation preference, plus accrued and unpaid dividends, at any time at the option of the Company.  The shares issued in the March 2010 offering will accrue dividends totaling approximately $11.6 million annually, decreasing earnings per share available to our common shareholders and the amounts available to our common shareholders for dividend payments.

We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional preferred shares, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, preferred stock or any substantially similar securities in the future.

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

We received approximately $123.4 million in net proceeds, including accrued dividends, from the sale of additional shares of our 7.375% Cumulative Redeemable Preferred Stock in our recent offering which closed on March 1, 2010, after payment of the underwriting discount and our other offering expenses.  These proceeds were used to reduce amounts outstanding under our current credit facilities and for general corporate purposes.

At March 31, 2010, our total share of consolidated and unconsolidated debt outstanding was approximately $6,028.1 million, which represented approximately 66.4% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2010, 2011 and 2012, giving effect to all maturity extensions received to date, was approximately $436.3 million, $440.4 million and $965.6 million, respectively.  Our substantial leverage could have important consequences.  For example, it could:

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

•	increase our vulnerability to an economic downturn;

•	limit our ability to withstand competitive pressures; or

•	reduce our flexibility to respond to changing business and economic conditions.

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

As of March 31, 2010, our total share of consolidated and unconsolidated variable rate debt was $1,715.0 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Certain of the Operating Partnership’s lines of credit are conditioned upon the Operating Partnership continuing to be managed by certain members of its current senior management and by such members of senior management continuing to own a significant direct or indirect equity interest in the Operating Partnership (including both units of limited partnership in the Operating Partnership and shares of our common stock owned by such members of senior management). If the failure of one or more of these conditions resulted in the loss of these credit facilities and we were unable to obtain suitable replacement financing, such loss could have a material, adverse impact on our financial position and results of operations.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of March 31, 2010, the Debt to Gross Asset Value ratio was 54% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.6% of our total revenues from all Properties for the three months ended March 31, 2010 and currently include 44 malls, 20 associated centers, nine community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.2% of our total revenues from all Properties for the three months ended March 31, 2010 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas accounted for approximately 9.6%, 3.7%, 3.1%, 2.8% and 2.7%, respectively, of our total revenues for the three months ended March 31, 2010. No other market accounted for more than 2.6% of our total revenues for the three months ended March 31, 2010. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

RISKS RELATED TO INTERNATIONAL INVESTMENTS

Ownership interests in investments or joint ventures outside the United States present numerous risks that differ from those of our domestic investments.

We have an investment in a mall operating and real estate development company in China that is currently immaterial to our consolidated financial position.  International development and ownership activities yield additional risks that differ from those related to our domestic properties and operations.  These additional risks include, but are not limited to:

•	Impact of adverse changes in exchange rates of foreign currencies;
•	Difficulties in the repatriation of cash and earnings;
•	Differences in managerial styles and customs;
•	Changes in applicable laws and regulations in the United States that affect foreign operations;
•	Changes in foreign political, legal and economic environments; and
•	Differences in lending practices.

Our international activities are currently limited in their scope.  However, should our investments in international joint ventures or investments grow, these additional risks could increase in significance and adversely affect our results of operations.

RISKS RELATED TO DIVIDENDS

We may change the dividend policy for our common stock in the future.
We issued 4,754,355 shares of common stock for a portion of our dividend payment for the first quarter of 2009.  All subsequent dividend payments through the date of issuance of this report have been paid in cash.  Depending upon our liquidity needs, we reserve the right to pay any or all of a dividend in a combination of cash and shares of common stock, in accordance with applicable revenue procedures of the IRS.  In the event that we pay a portion of our dividends in shares of our common stock pursuant to such procedures, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders may have to use cash from other sources to pay such tax.  If a U.S. stockholder sells the common stock it receives as a dividend in order to pay its taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale.  Furthermore, with respect to non-U.S. stockholders, we may be required to withhold federal tax with respect to our dividends, including dividends that are paid in common stock.  In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales would put downward pressure on the market price of our common stock.

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

Because we conduct our operations through the Operating Partnership, our ability to service our debt obligations and pay dividends to our shareholders is strictly dependent upon the earnings and cash flows of the Operating Partnership and the ability of the Operating Partnership to make distributions to us.  Under the Delaware Revised Uniform Limited Partnership Act, the Operating Partnership is prohibited from making any distribution to us to the extent that at the time of the distribution, after giving effect to the distribution, all liabilities of the Operating Partnership (other than some non-recourse liabilities and some liabilities to the partners) exceed the fair value of the assets of the Operating Partnership.  Additionally, the terms of some of the debt to which our Operating Partnership is a party may limit its ability to make some types of payments and other distributions to us.  This in turn may limit our ability to make some types of payments, including payment of dividends on our outstanding capital stock, unless we meet certain financial tests or such payments or dividends are required to maintain our qualification as a REIT or to avoid the imposition of any federal income or excise tax on undistributed income.  Any inability to make cash distributions from the Operating Partnership could jeopardize our ability to pay dividends on our outstanding shares of capital stock and to maintain qualification as a REIT.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

The ownership limit described above, as well as certain provisions in our amended and restated certificate of incorporation and bylaws, and certain provisions of Delaware law, may hinder any attempt to acquire us.

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

ITEM 2:                      Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to repurchases of common stock made by us during the three months ended March 31, 2010:

Period	Total Numbers of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
January 1–31, 2010	—	$—	—	—
February 1–28, 2010	2,306	$9.98	—	—
March 1–31, 2010	—	$—	—	—
Total	2,306	$9.98	—	—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
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
(Authorized Officer and Principal Financial Officer)

Date: May 10, 2010

INDEX TO EXHIBITS
Exhibit Number	Description
4.9.1	Amended and Restated Certificate of Designations, dated February 25, 2010, relating to the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock. *

10.1.3	Amended and Restated Certificate of Designation, dated February 25, 2010, of 7.375% Series D Cumulative Redeemable Preferred Units. *

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.

31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference from the Company’s Current Report on Form 8-K, dated February 25, 2010, filed on March 1, 2010.  Commission File No. 1-12494.