Form 10-Q
period 2010-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2010-08-09
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Yes ☐                                           No ☒

As of August 4, 2010, there were 138,076,295 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
 (Unaudited)

ASSETS	June 30, 2010	December 31, 2009
Real estate assets:
Land	$943,492	$946,750
Buildings and improvements	7,557,570	7,569,015
	8,501,062	8,515,765
Less accumulated depreciation	(1,612,950)	(1,505,840)
	6,888,112	7,009,925
Developments in progress	99,748	85,110
Net investment in real estate assets	6,987,860	7,095,035
Cash and cash equivalents	60,649	48,062
Receivables:
Tenant, net of allowance for doubtful accounts of $3,241 in 2010 and $3,101 in 2009	69,268	73,170
Other	13,240	8,162
Mortgage and other notes receivable	38,025	38,208
Investments in unconsolidated affiliates	214,682	186,523
Intangible lease assets and other assets	273,253	279,950
	$7,656,977	$7,729,110

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$5,455,867	$5,616,139
Accounts payable and accrued liabilities	290,347	248,333
Total liabilities	5,746,214	5,864,472
Commitments and contingencies (Notes 4 and 9)
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	25,933	22,689
Redeemable noncontrolling preferred joint venture interest	421,562	421,570
Total redeemable noncontrolling interests	447,495	444,259
Shareholders’ equity:
Preferred stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,330,000 and 700,000 shares outstanding in 2010 and 2009, respectively	13	7
Common stock, $.01 par value, 350,000,000 shares authorized, 138,075,609 and 137,888,408 issued and outstanding in 2010 and 2009, respectively	1,381	1,379
Additional paid-in capital	1,508,116	1,399,654
Accumulated other comprehensive income	4,310	491
Accumulated deficit	(335,173)	(283,640)
Total shareholders’ equity	1,178,652	1,117,896
Noncontrolling interests	284,616	302,483
Total equity	1,463,268	1,420,379
	$7,656,977	$7,729,110

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES:
Minimum rents	$170,239	$170,491	$339,060	$342,428
Percentage rents	2,127	1,604	6,140	6,408
Other rents	4,598	4,142	9,174	8,422
Tenant reimbursements	76,347	81,695	156,170	163,179
Management, development and leasing fees	1,601	1,615	3,307	4,080
Other	7,234	6,977	14,471	13,067
Total revenues	262,146	266,524	528,322	537,584
EXPENSES:
Property operating	37,514	39,355	76,411	83,372
Depreciation and amortization	70,652	75,793	142,664	154,104
Real estate taxes	24,866	24,449	49,858	48,603
Maintenance and repairs	13,561	13,416	29,745	29,410
General and administrative	10,321	10,893	21,395	22,372
Loss on impairment of real estate	25,435	-	25,435	-
Other	6,415	5,914	13,116	11,071
Total expenses	188,764	169,820	358,624	348,932
Income from operations	73,382	96,704	169,698	188,652
Interest and other income	948	1,362	1,999	2,943
Interest expense	(73,341)	(72,842)	(146,801)	(144,727)
Loss on impairment of investment	-	-	-	(7,706)
Gain (loss) on sales of real estate assets	1,149	72	2,015	(67)
Equity in earnings of unconsolidated affiliates	409	62	948	1,596
Income tax benefit (provision)	1,911	(152)	3,788	(755)
Income from continuing operations	4,458	25,206	31,647	39,936
Operating income of discontinued operations	59	86	73	20
Loss on discontinued operations	-	(12)	-	(72)
Net income	4,517	25,280	31,720	39,884
Net (income) loss attributable to noncontrolling interests in:
Operating partnership	2,723	(5,109)	(1,387)	(6,415)
Other consolidated subsidiaries	(6,124)	(6,580)	(12,261)	(12,711)
Net income attributable to the Company	1,116	13,591	18,072	20,758
Preferred dividends	(8,358)	(5,454)	(14,386)	(10,909)
Net income (loss) attributable to common shareholders	$(7,242)	$8,137	$3,686	$9,849

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic per share data:
Income (loss) from continuing operations, net of preferred dividends	$(0.05)	$0.10	$0.03	$0.13
Discontinued operations	-	-	-	-
Net income (loss) attributable to common shareholders	$(0.05)	$0.10	$0.03	$0.13
Weighted average common shares outstanding	138,068	82,187	138,018	74,341
Diluted per share data:
Income (loss) from continuing operations, net of preferred dividends	$(0.05)	$0.10	$0.03	$0.13
Discontinued operations	-	-	-	-
Net income (loss) attributable to common shareholders	$(0.05)	$0.10	$0.03	$0.13
Weighted average common and potential dilutive common shares outstanding	138,112	82,226	138,059	74,378
Amounts attributable to common shareholders:
Income (loss) from continuing operations, net of preferred dividends	$(7,285)	$8,092	$3,633	$9,880
Discontinued operations	43	45	53	(31)
Net income (loss) attributable to common shareholders	$(7,242)	$8,137	$3,686	$9,849

Dividends declared per common share	$0.20	$0.11	$0.40	$0.48

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996
Net income	2,688	-	-	-	-	20,758	20,758	6,095	26,853
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	193	-	-	-	192	-	192	(249)	(57)
Net unrealized gain on hedging instruments	342	-	-	-	3,053	-	3,053	1,728	4,781
Realized loss on foreign currency translation adjustment	3	-	-	-	44	-	44	28	72
Net unrealized gain on foreign currency translation adjustment	350	-	-	-	2,529	-	2,529	1,300	3,829
Total other comprehensive income	888						5,818	2,807	8,625
Dividends declared - common stock	-	-	-	-	-	(39,744)	(39,744)	-	(39,744)
Dividends declared - preferred stock	-	-	-	-	-	(10,909)	(10,909)	-	(10,909)
Issuance of common stock and restricted common stock	-	-	-	414	-	-	414	-	414
Issuance of common stock for dividend	-	-	48	14,691	-	-	14,739	-	14,739
Issuance of common stock in equity offering	-	-	666	380,936	-	-	381,602	-	381,602
Cancellation of restricted common stock	-	-	-	(117)	-	-	(117)	-	(117)
Accrual under deferred compensation arrangements	-	-	-	39	-	-	39	-	39
Amortization of deferred compensation	-	-	-	1,515	-	-	1,515	-	1,515
Additions to deferred financing costs	-	-	-	-	-	-	-	23	23
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	-	-	-	-	-	-	(82,970)	(82,970)
Issuance of noncontrolling interests for distribution	-	-	-	-	-	-	-	4,140	4,140
Distributions to noncontrolling interests	(6,262)	-	-	-	-	-	-	(29,062)	(29,062)
Purchase of noncontrolling interest in other consolidated subsidiaries	-	-	-	217	-	-	217	(717)	(500)
Adjustment for noncontrolling interests	(6,238)	-	-	27,931	-	-	27,931	(21,693)	6,238
Adjustment to record redeemable noncontrolling interests at redemption value	(647)	-	-	647	-	-	647	-	647
Balance, June 30, 2009	$91,792	$12	$1,378	$1,420,214	$(6,968)	$(223,202)	$1,191,434	$259,095	$1,450,529

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2010	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	1,874	-	-	-	-	18,072	18,072	1,550	19,622
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	40	-	-	-	3,557	-	3,557	1,299	4,856
Net unrealized gain on hedging instruments	12	-	-	-	1,101	-	1,101	402	1,503
Realized loss on foreign currency translation adjustment	1	-	-	-	123	-	123	45	168
Net unrealized gain (loss) on foreign currency translation adjustment	(397)	-	-	-	(962)	-	(962)	1,203	241
Total other comprehensive income (loss)	(344)						3,819	2,949	6,768
Dividends declared - common stock	-	-	-	-	-	(55,219)	(55,219)	-	(55,219)
Dividends declared - preferred stock	-	-	-	-	-	(14,386)	(14,386)	-	(14,386)
Issuance of preferred stock for equity offering	-	6	-	121,262	-	-	121,268	-	121,268
Issuance of common stock and restricted common stock	-	-	1	121	-	-	122	-	122
Cancellation of restricted common stock	-	-	-	(175)	-	-	(175)	-	(175)
Exercise of stock options	-	-	1	941	-	-	942	-	942
Accrual under deferred compensation arrangements	-	-	-	16	-	-	16	-	16
Amortization of deferred compensation	-	-	-	1,485	-	-	1,485	-	1,485
Income tax effect of share-based compensation	(10)	-	-	(1,468)	-	-	(1,468)	(337)	(1,805)
Distributions to noncontrolling interests	(4,536)	-	-	-	-	-	-	(29,489)	(29,489)
Adjustment for noncontrolling interests	837	-	-	(8,297)	-	-	(8,297)	7,460	(837)
Adjustment to record redeemable noncontrolling interests at redemption value	5,423	-	-	(5,423)	-	-	(5,423)	-	(5,423)
Balance, June 30, 2010	$25,933	$18	$1,381	$1,508,116	$4,310	$(335,173)	$1,178,652	$284,616	$1,463,268

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,720	$39,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	97,420	96,393
Amortization	47,058	62,142
Amortization of deferred finance costs and debt premiums (discounts)	3,440	(938)
Net amortization of above- and below-market leases	(1,735)	(3,112)
(Gain) loss on sales of real estate assets	(2,015)	67
Realized foreign currency loss	169	75
Loss on discontinued operations	-	72
Write-off of development projects	359	143
Share-based compensation expense	1,561	1,875
Income tax effect of share-based compensation	(1,815)	-
Loss on impairment of investment	-	7,706
Loss on impairment of real estate	25,435	-
Equity in earnings of unconsolidated affiliates	(948)	(1,596)
Distributions of earnings from unconsolidated affiliates	2,730	6,020
Provision for doubtful accounts	1,745	3,797
Change in deferred tax accounts	349	712
Changes in:
Tenant and other receivables	(2,995)	639
Other assets	739	(2,787)
Accounts payable and accrued liabilities	(21,297)	(11,947)
Net cash provided by operating activities	181,920	199,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(45,417)	(115,718)
Distributions from restricted cash	688	2,699
Proceeds from sales of real estate assets	2,607	4,722
Additions to mortgage notes receivable	-	(4,437)
Payments received on mortgage notes receivable	1,278	7,437
Additional investments in and advances to unconsolidated affiliates	(24,750)	(42,012)
Distributions in excess of equity in earnings of unconsolidated affiliates	24,861	45,464
Changes in other assets	(2,366)	15,439
Net cash used in investing activities	(43,099)	(86,406)

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$371,323	$347,017
Principal payments on mortgage and other indebtedness	(528,867)	(750,349)
Additions to deferred financing costs	(2,343)	(4,075)
Proceeds from issuances of common stock	62	381,686
Proceeds from issuances of preferred stock	121,268	-
Proceeds from exercises of stock options	942	-
Income tax effect of share-based compensation	1,815	-
Purchase of noncontrolling interests in other consolidated subsidiary	-	(500)
Distributions to noncontrolling interests	(41,550)	(41,349)
Dividends paid to holders of preferred stock	(14,386)	(10,909)
Dividends paid to common shareholders	(34,498)	(34,405)
Net cash used in financing activities	(126,234)	(112,884)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	-	(293)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,587	(438)
CASH AND CASH EQUIVALENTS, beginning of period	48,062	51,227
CASH AND CASH EQUIVALENTS, end of period	$60,649	$50,789

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$142,088	$148,309

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

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).At June 30, 2010, the Operating Partnership owned controlling interests in 76 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), ten community centers, and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At June 30, 2010, the Operating Partnership owned non-controlling interests in eight regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method.  The Operating Partnership had a controlling interest in one community center, owned in a 75/25 joint venture that was under construction at June 30, 2010.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At June 30, 2010, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.1% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 71.6% limited partner interest for a combined interest held by CBL of 72.7%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At June 30, 2010, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 12.1% limited partner interest and third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.3 million shares of CBL’s common stock at June 30, 2010, for a total combined effective interest of 13.6% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended June 30, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

In April 2009, the Company paid its first quarter dividend on its common stock of $0.37 per share in cash and shares of common stock.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of approximately 7.2% in the number of shares outstanding.  The Company elected to treat the issuance of its common stock as a stock dividend for earnings per share (“EPS”) purposes pursuant to accounting guidance that was in effect at that time.  Therefore, all share and per share information related to EPS was adjusted proportionately to reflect the additional common stock issued on a retrospective basis.  However, in January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”) requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to the provisions of ASU 2010-01, the Company adopted this guidance on a retrospective basis.  Thus, the share and per share information related to EPS for the three and six months ended June 30, 2009 as previously presented in the Company’s Form 10-Q for the quarterly period ended June 30, 2009, has been revised herein to reflect this adoption.

The Company has evaluated subsequent events through the date of issuance of these financial statements.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 22, 2010, as amended.

Note 2 – New Accounting Guidance

Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers.  Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately.  Existing disclosures have been updated to include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in measurements classified as either Levels 2 or 3.  The guidance was effective for fiscal years beginning after December 15, 2009 excluding the provision relating to the rollforward of Level 3 activity which has been deferred until January 1, 2011.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009:
		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$8,935	$8,935	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate caps	21	-	21	-

Liabilities:
Interest rate swaps	$1,197	$-	$1,197	$-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$4,039	$4,039	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	2	-	2	-

Liabilities:
Interest rate swaps	$2,907	$-	$2,907	$-

Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three and six month periods ended June 30, 2010 and 2009, the Company did not recognize any realized gains and losses or write-downs related to sales or disposals of marketable securities or other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the equity securities held by the Company as of June 30, 2010 and December 31, 2009:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

June 30, 2010	$4,207	$4,732	$4	$8,935
December 31, 2009	$4,207	$-	$168	$4,039

The Company holds a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model.  Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3.  As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other than temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China.  An impairment charge of $2,400 was recorded in the Company’s condensed consolidated statement of operations for the six month period ended June 30, 2009, to reduce the carrying values of the secured convertible note and warrant to their estimated fair values.  The Company performed qualitative and quantitative analyses of its investment as of June 30, 2010 and determined that the current balance of the secured convertible note and warrant of $2,475 is not impaired.  See Note 4 for further discussion.

The Company uses interest rate swaps to mitigate the effect of interest rate movements on its variable-rate debt.  The Company currently has two interest rate swaps included in accounts payable and accrued liabilities and two interest rate caps included in intangible lease assets and other assets in the accompanying condensed consolidated balance sheets that qualify as hedging instruments and are designated as cash flow hedges.  The swaps and caps have predominantly met the effectiveness test criteria since inception and changes in their fair values are, thus, primarily reported in other comprehensive income and are reclassified into earnings in the same period or periods during which the hedged items affect earnings.  The fair values of the Company’s interest rate hedge instruments, classified under Level 2, are determined using a proprietary model which is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, consideration of the Company’s credit standing, credit risk of the counterparties and reasonable estimates about relevant future market conditions.  See Note 5 for further information regarding the Company’s interest rate hedging activity.

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,823,793 and $5,830,722 at June 30, 2010 and December 31, 2009, respectively.  The estimated fair value was calculated by discounting future cash flows for the notes payable using estimated market rates at which similar loans would be made currently.

The following table sets forth information regarding the Company’s assets that are measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Assets:
Long-lived assets	$11,969	$-	$-	$11,969	$25,435

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

During the course of the Company’s normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25,435 for the three and six months ended June 30, 2010.  Subsequent to June 30, 2010, the Company entered into a contract to sell this property, subject to due diligence and customary closing conditions, for a sales price that is significantly less than the property’s carrying value.  The impending sale was considered in the quarterly impairment review process, which resulted in a fair value of $11,578.  If the sale of this property closes in accordance with the terms of the current contract, the lender of the non-recourse loan secured by this property with a principal balance of $39,559 as of June 30, 2010 has agreed to modify the outstanding principal balance of the loan to equal the net sales price of the property.  See Note 9 for additional information.

The revenues of Oak Hollow Mall accounted for approximately 0.4% of total consolidated revenues for the trailing twelve months ended June 30, 2010.  A reconciliation of the property’s carrying values for the six months ended June 30, 2010 is as follows:

Oak Hollow Mall
Beginning carrying value, January 1, 2010	$37,287
Capital expenditures	512
Depreciation expense	(786)
Loss on impairment of real estate	(25,435)
Ending carrying value, June 30, 2010	$11,578

Note 4 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At June 30, 2010, the Company had investments in the following 20 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest

CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (vacant land)	50.0%
Mall Shopping Center Company	Plaza del Sol (1)	50.6%
Parkway Place L.P.	Parkway Place	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Port Orange II, LLC	The Pavilion at Port Orange Phase II	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phase I	50.0%
West Melbourne II, LLC	Hammock Landing Phase II	50.0%
York Town Center, LP	York Town Center	50.0%

(1)	Plaza del Sol was sold in June 2010.

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;
•	the site plan and any material deviations or modifications thereto;
•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;
•	any acquisition/construction loans or any permanent financings/refinancings;
•	the annual operating budgets and any material deviations or modifications thereto;
•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and
•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended June 30,		Company's Share for the Three Months Ended June 30,
	2010	2009	2010	2009

Revenues	$38,331	$39,940	$21,686	$22,817
Depreciation and amortization expense	(14,286)	(13,071)	(8,403)	(7,471)
Interest expense	(13,858)	(12,691)	(8,449)	(7,426)
Other operating expenses	(11,295)	(13,490)	(4,647)	(7,942)
Gain on sales of real estate assets	1,412	701	170	82
Operating income of discontinued operations	103	4	52	2
Net income	$407	$1,393	$409	$62

	Total for the Six Months Ended June 30,		Company's Share for the Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$77,373	$81,096	$42,311	$47,343
Depreciation and amortization expense	(27,244)	(25,539)	(15,205)	(14,895)
Interest expense	(27,701)	(25,234)	(15,612)	(15,218)
Other operating expenses	(23,627)	(27,045)	(10,753)	(16,303)
Gain on sales of real estate assets	1,290	1,689	121	646
Operating income of discontinued operations	170	46	86	23
Net income	$261	$5,013	$948	$1,596

Mall Shopping Center Company

In June 2010, the Company’s 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1,244 from the sale, of which the Company’s share was $75, net of the excess of its basis over its underlying equity in the amount of $554.  The results of operations of Mall Shopping Center Company have been reclassified to discontinued operations in the tables above for all periods presented.

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  The Company provided total funding of $1,189 related to the development.  In December 2009, the Company entered into an agreement to sell its 60% interest in this partnership with one of the condominium partnership’s investors for a gross sales price of $1,263, less closing costs for a net sales price of $1,201.  The sale closed in March 2010.  Upon closing, the buyer paid $200 and gave the Company two notes receivable totaling $1,001, both with an interest rate of 10%, for the remaining balance of the purchase price.  There was no gain or loss on this sale.  On April 22, 2010, the buyer paid the first note of $300, due on April 23, 2010, plus applicable interest.  Upon maturity of the second note of $701, due on June 8, 2010, the buyer requested additional time for payment.  The Company and buyer have agreed to revised terms regarding the second note of which the buyer will pay monthly installments of $45 from July 2010 to June 2011, with a final balloon installment of $161 due in July 2011.  Interest on the revised note is payable at maturity.Noncontrolling Interests

Noncontrolling interests includes the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of June 30, 2010, the total noncontrolling interests of $284,616 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $283,737 and $879, respectively.  The total noncontrolling interests at December 31, 2009 of $302,483 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $301,808 and $675, respectively.

Redeemable noncontrolling interests includes a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $25,933 as of June 30, 2010 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $19,461 and $6,472, respectively.  At December 31, 2009, the total redeemable noncontrolling partnership interests of $22,689 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $16,194 and $6,495, respectively.

The redeemable noncontrolling preferred joint venture interest includes the preferred joint venture units (“PJV units”) issued to the Westfield Group (“Westfield”) for the acquisition of certain properties during 2007.  See Note 9 for additional information related to the PJV units.  Activity related to the redeemable noncontrolling preferred joint venture interest represented by the PJV units is as follows:
	Six Months Ended June 30,
	2010	2009
Beginning Balance	$421,570	$421,279
Net income attributable to redeemable noncontrolling preferred joint venture interest	10,217	10,343
Distributions to redeemable noncontrolling preferred joint venture interest	(10,225)	(10,165)
Ending Balance	$421,562	$421,457

Cost Method Investments

In February 2007, the Company acquired a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China, for $10,125.  As of June 30, 2010, Jinsheng owns controlling interests in four home decoration shopping centers, two general retail shopping centers and four development sites.

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

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875.  The warrant expired on January 22, 2010.

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The Company initially recorded the secured note at its estimated fair value of $4,513, which included a discount of $362 due to the fact that it is non-interest bearing.  The discount is amortized to interest income over the term of the secured note using the effective interest method.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 was recorded in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed qualitative and quantitative analyses of its noncontrolling investment as of June 30, 2010 and determined that the current balance of its investment is not impaired.

Note 5 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties	$3,849,952	5.94%	$3,888,822	6.02%
Recourse loans on operating properties (2)	159,443	5.27%	160,896	5.28%
Total fixed-rate debt	4,009,395	5.92%	4,049,718	5.99%
Variable-rate debt:
Recourse term loans on operating properties	377,027	2.09%	242,763	1.68%
Secured lines of credit	631,951	3.51%	759,206	4.19%
Unsecured term facilities	437,494	1.71%	437,494	1.73%
Construction loans	-	-	126,958	2.48%
Total variable-rate debt	1,446,472	2.59%	1,566,421	2.97%
Total	$5,455,867	5.04%	$5,616,139	5.15%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
The Company has entered into interest rate swaps on notional amounts totaling $127,500 as of June 30, 2010 and December 31, 2009 related to two of its variable-rate loans on operating properties to effectively fix the interest rates on those loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 0.75% to 4.25% and had a weighted average interest rate of 3.51% at June 30, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at an annual rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2010:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$560,000	$385,633		August 2011	April 2014
525,000	243,318	(1)	February 2012	February 2013
105,000	3,000	(2)	June 2011	N/A
$1,190,000	$631,951

(1)	There was an additional $7,291 outstanding on this secured line of credit as of June 30, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.
(2)	Subsequent to June 30, 2010, the Company extended the maturity date of this secured line of credit to June 2012.

Subsequent to June 30, 2010, the Company closed on the extension and modification of its secured credit facility with total capacity of $105,000.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  At June 1, 2011, the total capacity on this line of credit could decrease to $82,500 due to an exiting participant lender that has provided $22,500 of this line’s total capacity.  The Company is currently negotiating the terms with a potential replacement lender and believes that an agreement with a replacement lender or lenders will be executed prior to that date.

Unsecured Term Facilities

The Company has an unsecured term facility with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the agreement to the facility.  At June 30, 2010, the outstanding borrowings of $228,000 under the unsecured term facility had a weighted average interest rate of 1.95%.  The facility matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

The Company has an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At June 30, 2010, the outstanding borrowings of $209,494 under this facility had a weighted average interest rate of 1.45%.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Letters of Credit

At June 30, 2010, the Company had additional secured and unsecured lines of credit with a total commitment of $20,971 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $17,655 at June 30, 2010.

Covenants and Restrictions

The $560,000 and $525,000 secured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at June 30, 2010.

The agreements to the $560,000 and $525,000 secured credit facilities and the two unsecured term facilities described above, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by the Company to any institution which is a part of the lender groups for thecredit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by the Company to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50,000 or any non-recourse indebtedness greater than $100,000, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.

Forty-seven malls/open-air centers, nine associated centers, three community centers and the corporate office building are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Mortgages on Operating Properties

During the second quarter of 2010, the Company entered into an $83,000 ten-year, non-recourse commercial mortgage-backed securities (“CMBS”) loan with a fixed interest rate of 6.00% secured by Burnsville Center in Minneapolis, MN.  The loan replaced an existing $60,683 loan that was scheduled to mature in August 2010.  The Company also entered into an eight-year $115,000 loan with a fixed interest rate of 6.98% secured by CoolSprings Galleria in Nashville, TN.  Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $120,463 that was scheduled to mature in September 2010.  Additionally, the Company closed on a new ten-year $14,800 loan with a fixed interest rate of 7.25% secured by The Terrace, a community center in Chattanooga, TN.  Excess proceeds from these financing activities were used to pay down the Company’s secured credit facilities.

Also during the second quarter, the Company repaid a CMBS loan with a principal balance of $8,988 secured by WestGate Crossing in Spartanburg, SC with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.

During the first quarter of 2010, the Company closed on a variable-rate $72,000 non-recourse loan that bears interest at LIBOR plus a margin of 400 basis points secured by St. Clair Square in Fairview Heights, IL.  The new loan replaced an existing loan with a principal balance of $57,237.  The Company has an interest rate cap in place on this loan to limit the LIBOR rate to a maximum of 3.00%.  The cap matures in January 2012.  The excess proceeds received from the refinancing were used to pay down the secured credit facilities.  Also during the first quarter, the Company repaid a CMBS loan secured by Park Plaza  Mall in Little Rock, AK with a principal balance of $38,856 with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.

Subsequent to June 30, 2010, the Company closed on a $65,000 ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Valley View Mall in Roanoke, VA.  The new loan replaced an existing loan with a principal balance of $40,639 that was scheduled to mature in September 2010.  The Company also repaid CMBS loans secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX with an aggregate principal balance of $55,360 with borrowings from the $560,000 credit facility and the properties were added to the collateral pool securing that facility.

Scheduled Principal Payments

As of June 30, 2010, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2010	$715,799
2011	1,148,641
2012	855,475
2013	451,649
2014	189,033
Thereafter	2,090,162
5,450,759
Net unamortized premiums	5,108
$5,455,867

Of the $715,799 of scheduled principal payments in 2010, $680,102 relates to the maturing principal balances of ten operating property loans and an unsecured term facility.  Maturing debt with principal balances of $481,371 outstanding as of June 30, 2010 have extensions available at the Company’s option, leaving approximately $198,731 of loan maturities in 2010 that must be retired or refinanced.  Three loans secured by operating properties with a combined principal balance of $95,999 as of June 30, 2010 were either refinanced or repaid subsequent to the end of the quarter.  The remaining $102,732 of loan maturities in 2010 represents loans on four operating properties.  The Company has term sheets or availability on its lines of credit to address all of the remaining 2010 debt maturities.

The Company’s mortgage and other indebtedness had a weighted average maturity of 3.59 years as of June 30, 2010 and 3.66 years as of December 31, 2009.

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

As of June 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	2	$127,500
Interest Rate Caps	2	$152,000

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$21	$-	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	-	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	(310)	(636)	Nov-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	87,500	1-month LIBOR	3.600%	(887)	(2,271)	Sep-10

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from (Effective	Loss Recognized in Earnings (Effective Portion)		Location of Gain (Ineffective	Gain Recognized in Earnings (Ineffective Portion)
Hedging	Three Months Ended June 30,		AOCI/L into Earnings	Three Months Ended June 30,		Recognized in Earnings	Three Months Ended June 30,
Instrument	2010	2009	Portion)	2010	2009	Portion)	2010	2009
Interest rate hedges	$906	$3,193	Interest Expense	$(941)	$(4,150)	Interest Expense	$8	$8

	Gain Recognized in OCI/L (Effective Portion)		Location of Losses Reclassified from (Effective	Loss Recognized in Earnings (Effective Portion)		Location of Gain (Ineffective	Gain Recognized in Earnings (Ineffective Portion)
Hedging	Six Months Ended June 30,		AOCI/L into Earnings	Six Months Ended June 30,		Recognized in Earnings	Six Months Ended June 30,
Instrument	2010	2009	Portion)	2010	2009	Portion)	2010	2009
Interest rate hedges	$1,515	$5,123	Interest Expense	$(1,884)	$(8,254)	Interest Expense	$16	$21

In addition, the Company has a $129,000 notional amount interest rate cap agreement to hedge the risk of changes in cash flows on a loan of one of its properties up to the cap notional amount.  The interest rate cap protects the Company from increases in the hedged cash flows attributable to overall changes in 1-month LIBOR above the strike rate of the cap on the debt.  The strike rate associated with the interest rate cap is 3.25%.  The Company did not designate this cap as a hedge under GAAP and, thus, records any changes in fair value on the cap as interest expense in the condensed consolidated statements of operations.  The Company recognized a gain of $6 and a loss of $65 during the three and six months ended June 30, 2009, respectively.  No gain or loss was recognized during the three and six months ended June 30, 2010.  The interest rate cap had no value as of June 30, 2010 and December 31, 2009 and matures in July 2010.

Note 6 – Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (“OCI”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$4,517	$25,280	$31,720	$39,884
Other comprehensive income:
Net unrealized gain on hedging agreements	906	3,193	1,515	5,123
Net unrealized gain on available-for-sale securities	1,357	2,239	4,896	136
Realized loss on foreign currency translation adjustment	-	27	169	75
Net unrealized gain (loss) on foreign currency translation adjustment	-	3,431	(156)	4,179
Total other comprehensive income	2,263	8,890	6,424	9,513
Comprehensive income	$6,780	$34,170	$38,144	$49,397

The components of accumulated other comprehensive income (loss) as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$412	$782	$(2,639)	$(1,445)
Net unrealized gain on available-for-sale securities	301	3,528	899	4,728
Accumulated other comprehensive income (loss)	$713	$4,310	$(1,740)	$3,283

	December 31, 2009
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$400	$(319)	$(3,041)	$(2,960)
Net unrealized gain (loss) on available-for-sale securities	261	(29)	(400)	(168)
Net unrealized gain (loss) on foreign currency translation adjustment	396	839	(1,248)	(13)
Accumulated other comprehensive income (loss)	$1,057	$491	$(4,689)	$(3,141)

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

Three Months Ended June 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$232,973	$10,483	$7,635	$11,055	$262,146
Property operating expenses (1)	(76,371)	(2,717)	(2,382)	5,529	(75,941)
Interest expense	(58,135)	(1,934)	(1,875)	(11,397)	(73,341)
Other expense	-	-	-	(6,415)	(6,415)
Gain on sales of real estate assets	1,149	-	-	-	1,149
Segment profit (loss)	$99,616	$5,832	$3,378	$(1,228)	107,598
Depreciation and amortization expense					(70,652)
General and administrative expense					(10,321)
Interest and other income					948
Loss on impairment of real estate					(25,435)
Equity in earnings of unconsolidated affiliates					409
Income tax benefit					1,911
Income from continuing operations					$4,458
Capital expenditures (3)	$31,668	$3,096	$1,696	$12,500	$48,960

Three Months Ended June 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$241,001	$10,304	$3,687	$11,532	$266,524
Property operating expenses (1)	(80,258)	(2,459)	(1,005)	6,502	(77,220)
Interest expense	(61,721)	(2,173)	(996)	(7,952)	(72,842)
Other expense	(2)	-	-	(5,912)	(5,914)
Gain on sales of real estate assets	4	-	9	59	72
Segment profit	$99,024	$5,672	$1,695	$4,229	110,620
Depreciation and amortization expense					(75,793)
General and administrative expense					(10,893)
Interest and other income					1,362
Equity in earnings of unconsolidated affiliates					62
Income tax provision					(152)
Income from continuing operations					$25,206
Capital expenditures (3)	$47,996	$2,641	$429	$23,352	$74,418

Six Months Ended June 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$470,729	$20,854	$14,254	$22,485	$528,322
Property operating expenses (1)	(156,809)	(5,579)	(5,219)	11,593	(156,014)
Interest expense	(116,472)	(3,978)	(3,680)	(22,671)	(146,801)
Other expense	-	-	-	(13,116)	(13,116)
Gain (loss) on sales of real estate assets	1,113	-	984	(82)	2,015
Segment profit (loss)	$198,561	$11,297	$6,339	$(1,791)	214,406
Depreciation and amortization expense					(142,664)
General and administrative expense					(21,395)
Interest and other income					1,999
Loss on impairment of real estate					(25,435)
Equity in earnings of unconsolidated affiliates					948
Income tax benefit					3,788
Income from continuing operations					$31,647
Total assets	$6,574,654	$327,793	$67,633	$686,897	$7,656,977
Capital expenditures (3)	$55,862	$5,165	$2,732	$19,017	$82,776

Six Months Ended June 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$485,032	$20,758	$9,057	$22,737	$537,584
Property operating expenses (1)	(164,350)	(5,513)	(3,072)	11,550	(161,385)
Interest expense	(122,560)	(4,340)	(2,020)	(15,807)	(144,727)
Other expense	(2)	-	-	(11,069)	(11,071)
Gain (loss) on sales of real estate assets	(1)	-	98	(164)	(67)
Segment profit	$198,119	$10,905	$4,063	$7,247	220,334
Depreciation and amortization expense					(154,104)
General and administrative expense					(22,372)
Interest and other income					2,943
Loss on impairment of investment					(7,706)
Equity in earnings of unconsolidated affiliates					1,596
Income tax provision					(755)
Income from continuing operations					$39,936
Total assets	$6,884,164	$334,788	$70,489	$654,091	$7,943,532
Capital expenditures (3)	$71,076	$8,847	$1,384	$64,362	$145,669

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

Note 8 – Earnings Per Share

During the first quarter of 2010, the Company completed an underwritten public offering of 6,300,000 depositary shares, each representing 1/10th of a share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123,599 were used to reduce outstanding borrowings under the Company’s credit facilities and for general corporate purposes.  The net proceeds included aggregate accrued dividends of $2,331 that were received as part of the offering price.

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

In February 2009, the Company’s Board of Directors declared a quarterly dividend for the Company's common stock of $0.37 per share for the quarter ended March 31, 2009, to be paid in a combination of cash and shares of the Company’s common stock.  The dividend was paid on 66,407,096 shares of common stock outstanding on the record date.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of 7.2% in the number of shares outstanding.  The Company initially elected to treat the issuance of its common stock as a stock dividend for per share purposes and adjusted all share and per share information related to earnings per share on a retrospective basis to reflect the additional common stock issued.  However, in January 2010, the FASB issued ASU No. 2010-01, requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to its provisions, the Company adopted this guidance effective January 1, 2009 on a retrospective basis.  Thus, the information presented for the three and six months ended June 30, 2009, has been revised to reflect this guidance.

Basic EPS is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.

The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Denominator – basic earnings per share	138,068	82,187	138,018	74,341
Dilutive effect of deemed shares related to deferred compensation arrangements	44	39	41	37
Denominator – diluted earnings per share	138,112	82,226	138,059	74,378

Note 9 – Contingencies

The Company is currently involved in certain litigation that arises in the ordinary course of business. It is management’s opinion that the pending litigation will not materially affect the financial position or results of operations of the Company.

The Company consolidates its investment in a joint venture, CW Joint Venture, LLC (“CWJV”), with Westfield.  The terms of the joint venture agreement require that CWJV pay an annual preferred distribution at a rate of 5.0%, which increases to 6.0% on July 1, 2013, on the preferred liquidation value of the PJV units of CWJV that are held by Westfield.  Westfield has the right to have all or a portion of the PJV units redeemed by CWJV with property owned by CWJV, and subsequent to October 16, 2012, with either cash or property owned by CWJV, in each case for a net equity amount equal to the preferred liquidation value of the PJV units. At any time after January 1, 2013, Westfield may propose that CWJV acquire certain qualifying property that would be used to redeem the PJV units at their preferred liquidation value. If CWJV does not redeem the PJV units with such qualifying property (a “Preventing Event”), then the annual preferred distribution rate on the PJV units increases to 9.0% beginning July 1, 2013.  The Company will have the right, but not the obligation, to offer to redeem the PJV units after January 31, 2013 at their preferred liquidation value, plus accrued and unpaid distributions. If the Company fails to make such an offer, the annual preferred distribution rate on the PJV units increases to 9.0% for the period from July 1, 2013 through June 30, 2016, at which time it decreases to 6.0% if a Preventing Event has not occurred.  If, upon redemption of the PJV units, the fair value of the Company’s common stock is greater than $32.00 per share, then such excess (but in no case greater than $26,000 in the aggregate) shall be added to the aggregate preferred liquidation value payable on account of the PJV units.  The Company accounts for this contingency using the method prescribed for earnings or other performance measure contingencies.  As such, should this contingency result in additional consideration to Westfield, the Company will record the current fair value of the consideration issued as a purchase price adjustment at the time the consideration is paid or payable.

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

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31,554.  The total amount outstanding at June 30, 2010 on the loans was $77,201 of which the Company has guaranteed $20,844.  The third party’s loans matured in June 2010.  The third party is currently renegotiating the terms of the loans and the Company anticipates that the loans will be extended on renegotiated terms in the third quarter.  The Company recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 to reflect the estimated fair value of its guaranty.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,678.  West Melbourne developed Hammock Landing, a community center in West Melbourne, FL that opened in April 2009. The total amount outstanding at June 30, 2010 on the loans was $45,610. The guaranty will expire upon repayment of the debt.  The land loan, representing $3,276 of the amount outstanding at June 30, 2010, matures in August 2010 and has a one-year extension option available.  The construction loan, representing $42,334 of the amount outstanding at June 30, 2010, matures in August 2011 and has two one-year extension options available.  The Company recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at June 30, 2010 on the loan was $69,363. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has extension options available. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,800 as of June 30, 2010.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

The Company has guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $11,561.  Proceeds from the construction loan are designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at June 30, 2010 on the loans was $11,561. The guaranty will expire upon repayment of the debt.  The loan matures in April 2011 and has a one year extension option available.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At June 30, 2010 and December 31, 2009, the total amount outstanding on these bonds was $31,892 and $34,429, respectively.

Sale of Real Estate

As discussed in Note 3, subsequent to June 30, 2010, the Company entered into a contract to sell Oak Hollow Mall in High Point, NC, subject to due diligence and customary closing conditions, for a sales price that is significantly less than the property’s carrying value.  The impending sale was considered in the Company’s quarterly impairment review process, which resulted in a loss on impairment of real estate of $25,435 for the three and six month periods ended June 30, 2010.  If the sale of this property closes in accordance with the terms of the current contract, the lender of the non-recourse loan secured by this property with a principal balance of $39,559 as of June 30, 2010 has agreed to modify the outstanding principal balance of the loan to equal the net sales price of the property.  Should this occur, the Company anticipates recording a gain on extinguishment of debt of approximately $27,977 upon completion of the disposition.

Note 10 – Share-Based Compensation

Share-based compensation expense was $632 and $913 for the three months ended June 30, 2010 and 2009, respectively, and $1,561 and $1,875 for the six months ended June 30, 2010 and 2009, respectively. Share-based compensation cost capitalized as part of real estate assets was $48 and $61 for the three months ended June 30, 2010 and 2009, respectively, and $94 and $132 for the six months ended June 30, 2010 and 2009, respectively.

The Company’s stock option activity for the six months ended June 30, 2010 is summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	566,334	$16.06
Exercised	(77,509)	12.14
Cancelled	(1,200)	18.27
Outstanding at June 30, 2010	487,625	16.68
Vested and exercisable at June 30, 2010	487,625	16.68

A summary of the status of the Company’s stock awards as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:
	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	156,120	$33.16
Granted	119,100	10.34
Vested	(83,350)	34.54
Cancelled	(820)	18.02
Nonvested at June 30, 2010	191,050	18.40

As of June 30, 2010, there was $2,574 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 3.0 years.  In February 2010, the Company granted restricted stock awards for 113,600 shares of common stock to employees that will vest in equal installments over the next five years.  In January 2010, the Company granted restricted stock awards for a total of 4,500 shares of common stock to its non-employee directors and granted an additional award of 1,000 shares in conjunction with the election of a new non-employee director in May 2010.

Note 11 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Accrued dividends and distributions payable	$43,116	$29,202
Additions to real estate assets accrued but not yet paid	13,624	13,475
Issuance of common stock for dividend	-	14,739
Issuance of noncontrolling interests in Operating Partnership for distribution	-	4,148
Notes receivable from sale of interest in unconsolidated affiliate	1,001	1,750
Additions to real estate assets from forgiveness of mortgage note receivable	-	6,502

Note 12 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,324 and $1,969 during the three months ended June 30, 2010 and 2009, respectively, and $2,264 and $3,625 during the six months ended June 30, 2010 and 2009, respectively.

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

The Company recorded an income tax benefit of $1,911 and an income tax provision of $152 for the three months ended June 30, 2010 and 2009, respectively.  The income tax benefit in 2010 consisted of a current tax benefit of $4,980 and a deferred tax provision of $3,069.  The income tax provision in 2009 consisted of a current tax benefit of $251 and a deferred tax provision of $403.

The Company recorded an income tax benefit of $3,788 and an income tax provision of $755 for the six months ended June 30, 2010 and 2009, respectively.  The income tax benefit in 2010 consisted of a current tax benefit of $6,370 and a deferred tax provision of $2,582.  The income tax provision in 2009 consisted of a current income tax provision of $1,075 and a deferred tax benefit of $320.

The Company had deferred tax assets of $6,226 and $3,634 at June 30, 2010 and December 31, 2009, respectively. The Company had a deferred tax liability of $2,941 at June 30, 2010.  There was no deferred tax liability as of December 31, 2009.  The deferred taxes at June 30, 2010 and December 31, 2009 consisted primarily of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and six months ended June 30, 2010 and 2009, respectively.

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

As of June 30, 2010, we owned controlling interests in 76 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), ten community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of June 30, 2010, we owned noncontrolling interests in eight regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had one community center, owned in a 75/25 joint venture, under construction at June 30, 2010. We also hold options to acquire certain development properties owned by third parties.

During the second quarter of 2010, signs of positive results from our focus on creating revenue growth in our portfolio became evident.  Our overall portfolio occupancy level increased 160 basis points over the second quarter of the prior year.  We completed lease signings for nearly 1.3 million square feet of space in our operating properties and new developments.  In addition, same-store sales per square foot for the six months ended June 30, 2010 for stabilized mall tenants increased 2.1% over the prior-year period.

During the quarter, we also entered into financing transactions related to our pro rata share of consolidated and unconsolidated debt totaling $233.8 million secured by four operating properties, one of which is unconsolidated, generating excess proceeds of $27.1 million after repayment of existing loans.  We also repaid a mortgage with a principal balance of $9.0 million with proceeds from our $560.0 million secured line of credit.  Subsequent to June 30, 2010, we completed a refinancing of $65.0 million secured by one of our operating properties, generating excess proceeds of $24.4 million after repayment of an existing loan, and repaid two CMBS loans with an aggregate principal balance of $55.4 million secured by two operating properties with proceeds from our $560.0 million secured line of credit.  In addition, we extended the maturity date of our secured line of credit with total capacity of $105.0 million from June 2011 to June 2012.  We have term sheets or availability on our lines of credit to address all of our remaining 2010 debt maturities.  Including the use of the net proceeds received from our preferred stock offering in the first quarter of 2009, we have reduced our overall debt level by almost $233.0 million as compared to June 30, 2009.

These accomplishments continue to emphasize the strength of our company and validate our strategic focus.  While the current retail real estate environment remains challenging, we believe CBL is emerging in a slow recovery with more efficient operations, an aggressive leasing strategy and continued success in securing capital on favorable terms.  We will look to maintain improvements in the performance of our portfolio over the remainder of the year and consistently build on our achievements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

We have acquired or opened five community centers since January 1, 2009 (collectively referred to as the “New Properties”).  These transactions impact the comparison of the results of operations for the three and six months ended June 30, 2010 to the results of operations for the comparable periods ended June 30, 2009.  Properties that were in operation as of January 1, 2009 and June 30, 2010 are referred to as the “Comparable Properties.”  We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year.  The New Properties are as follows:

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

Any reference to the New Properties in the discussion below excludes those properties that are accounted for using the equity method of accounting.

Revenues

Total revenues declined by $4.4 million for the three months ended June 30, 2010 compared to the prior- year period.  Rental revenues and tenant reimbursements declined by $4.6 million due to a decrease of $7.3 million from the Comparable Properties, partially offset by an increase of $2.7 million from the New Properties.  The decrease in revenues of the Comparable Properties was driven by declines of $5.4 million in tenant reimbursements, $1.3 million in base rents and $0.7 million in net below market lease amortization.  Tenant reimbursements have decreased primarily due to certain tenants converting their lease payment terms to percent in lieu or base rent.  Base rents and tenant reimbursements have both been impacted by negative leasing spreads over the past year.

The decline in our cost recovery ratio to 100.5% for the quarter ended June 30, 2010 from 105.8% for the prior-year period is primarily attributable to the significant decline in tenant reimbursements, as discussed above.

Management, development and leasing fees remained stable for the quarter ended June 30, 2010 compared to the prior year quarter.  While development fee income declined $0.3 million during the quarter due to the completion in the prior year of certain joint venture developments that were under construction during the first half of 2009, we experienced an offsetting increase in management and leasing fee income.

Other revenues increased $0.3 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $19.0 million for the three months ended June 30, 2010 compared to the prior-year period, primarily as a result of a $25.4 million loss on impairment of real estate, as discussed further below.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $1.3 million due to lower expenses of $2.3 million related to the Comparable Properties, partially offset by an increase of $1.0 million of expenses attributable to the New Properties.  The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $1.4 million in bad debt expense, $0.5 million in promotion-related costs, $0.3 million in land rent expense and $0.2 million in state tax expense.

The decrease in depreciation and amortization expense of $5.1 million resulted from a decrease of $6.6 million from the Comparable Properties, partially offset by an increase of $1.5 million related to the New Properties. The decrease attributable to the Comparable Properties is due to a decline in amortization of tenant allowances compared to the prior-year period, which included write-offs of certain unamortized tenant allowances related to several store closings.

During the course of our normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25.4 million for the three months ended June 30, 2010.  Subsequent to June 30, 2010, the Company entered into a contract to sell this property, subject to due diligence and customary closing conditions, for a sales price that is significantly less than the property’s carrying value.  The impending sale was considered in the quarterly impairment review process, which resulted in a fair value of approximately $11.6 million.  If the sale of this property closes in accordance with the terms of the current contract, the lender of the non-recourse loan secured by this property with a principal balance of approximately $39.6 million as of June 30, 2010 has agreed to modify the outstanding principal balance of the loan to equal the net sales price of the property.  Should this occur, we anticipate recording a gain on extinguishment of debt of approximately $28.0 million upon completion of the disposition.

General and administrative expenses decreased $0.6 million primarily as a result of declines of $0.3 million in payroll and related expenses and $0.5 million in state tax expense, partially offset by a reduction in capitalized overhead of $0.3 million. As a percentage of revenues, general and administrative expenses were 3.9% and 4.1% for the second quarters of 2010 and 2009, respectively.

Other expenses increased $0.5 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest expense increased $0.5 million for the three months ended June 30, 2010 compared to the prior-year period.  Although we have reduced our overall outstanding debt balance since the prior-year period, we have experienced an increase in our variable-rate debt primarily due to the expiration of two interest rate swaps on December 30, 2009 that had effectively fixed the interest rate on $400.0 million of borrowings under our $525.0 million secured line of credit.  The resulting interest savings from our overall decrease in debt have been partially offset by an increase in the variable rates on our credit facilities.  Additionally, capitalized interest has declined due to the opening of the New Properties in 2009.  Furthermore, interest expense during the second quarter of 2010 includes amortization of fees incurred in connection with the extension of our credit facilities in the latter half of 2009.

During the second quarter of 2010, we recognized a gain on sales of real estate assets of $1.1 million related to the sale of two parcels of land.  Results for the second quarter of 2009 included the sale of an easement.

Equity in earnings of unconsolidated affiliates increased by $0.4 million during the second quarter of 2010, primarily due to the opening of a new development.

The income tax benefit of $1.9 million for the three months ended June 30, 2010 relates to our taxable REIT subsidiary and consists of a current tax benefit of $5.0 million and a deferred income tax provision of $3.1 million.  During the three months ended June 30, 2009, we recorded an income tax provision $0.2 million, consisting of a current tax benefit of $0.2 million, partially offset by a deferred income tax provision of $0.4 million.

Discontinued operations for the three months ended June 30, 2010 and 2009 include the true up of estimated expenses to actual amounts for properties sold during previous years.

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenues

Total revenues declined by $9.3 million for the six months ended June 30, 2010 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $9.9 million due to a decrease of $14.5 million from the Comparable Properties, partially offset by an increase of $4.6 million from the New Properties.  The decrease in revenues of the Comparable Properties was driven by declines of $7.6 million in tenant reimbursements, $2.9 million in base rents, $1.8 million in lease termination fees and $1.4 million in net below market lease amortization.  Tenant reimbursements have decreased primarily due to certain tenants converting their lease payment terms to percent in lieu or base rent.  Base rents and tenant reimbursements have both been impacted by negative leasing spreads over the past year.

Our cost recovery ratio declined to 100.1% for the six months ended June 30, 2010 from 101.1% for the prior-year period primarily due to the significant decline in tenant reimbursements.

The decrease in management, development and leasing fees of $0.8 million was mainly attributable to lower development fee income due to the completion in the prior year of certain joint venture developments that were under construction during the prior-year period.

Other revenues increased $1.4 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $9.7 million for the six months ended June 30, 2010 compared to the prior-year period, primarily as a result of a $25.4 million loss on impairment of real estate, as discussed further below.  However, property operating expenses, including real estate taxes and maintenance and repairs, decreased $5.4 million due to lower expenses of $7.4 million related to the Comparable Properties, partially offset by an increase of $2.0 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $2.7 million in promotion-related costs, $1.3 million in utilities expense, $1.2 million in security and maintenance expenses and $1.8 million in bad debt expense.  Property operating expenses continued to benefit from the cost containment program that we implemented in late 2008 and 2009.

The decrease in depreciation and amortization expense of $11.4 million resulted from a decrease of $14.1 million from the Comparable Properties, partially offset by an increase of $2.7 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to a decline in amortization of tenant allowances compared to the prior-year period, which included write-offs of certain unamortized tenant allowances related to several store closings.

During the course of our normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25.4 million for the six months ended June 30, 2010.  Subsequent to June 30, 2010, the Company entered into a contract to sell this property, subject to due diligence and customary closing conditions, for a sales price that is significantly less than the property’s carrying value.  The impending sale was considered in the quarterly impairment review process, which resulted in a fair value of approximately $11.6 million.  If the sale of this property closes in accordance with the terms of the current contract, the lender of the non-recourse loan secured by this property with a principal balance of approximately $39.6 million as of June 30, 2010 has agreed to modify the outstanding principal balance of the loan to equal the net sales price of the property.  Should this occur, we anticipate recording a gain on extinguishment of debt of approximately $28.0 million upon completion of the disposition.

General and administrative expenses decreased $1.0 million primarily as a result of declines of $1.0 million in payroll and related expenses and $1.1 million in state tax expense, partially offset by a reduction in capitalized overhead of $1.0 million. As a percentage of revenues, general and administrative expenses were 4.0% and 4.2% for the six months ended June 30, 2010 and 2009, respectively.

Other expenses increased $2.0 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest expense increased $2.1 million for the six months ended June 30, 2010 compared to the prior-year period.  Although we have reduced our overall outstanding debt balance since the prior-year period, we have experienced an increase in our variable-rate debt primarily due to the expiration of two interest rate swaps on December 30, 2009 that had effectively fixed the interest rate on $400.0 million of borrowings under our $525.0 million secured line of credit.  The resulting interest savings from our overall decrease in debt have been partially offset by an increase in the variable rates on our credit facilities.  Our weighted average interest rate on total variable-rate debt increased 111 basis points compared to the prior-year period.  Additionally, capitalized interest has declined due to the opening of the New Properties in 2009.  Furthermore, interest expense during the first half of 2010 includes amortization of fees incurred in connection with the extension of our credit facilities in the latter half of 2009.

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

During the six months ended June 30, 2010, we recognized a gain on sales of real estate assets of $2.0 million related to the sale of three parcels of land.  We recognized a loss on sales of real estate assets of $0.1 million during the six months ended June 30, 2009 due to the disposition of one of our investments in Brazil.

Equity in earnings of unconsolidated affiliates decreased by $0.6 million during the six months ended June 30, 2010 primarily due to a decline in outparcel sales compared to the prior-year period, partially offset by an increase related to the opening of a new development.

The income tax benefit of $3.8 million for the six months ended June 30, 2010 relates to our taxable REIT subsidiary and consists of a current tax benefit of $6.4 million, partially offset by a deferred income tax provision of $2.6 million.  During the six months ended June 30, 2009, we recorded an income tax provision $0.8 million, consisting of a provision for current income taxes of $1.1 million, partially offset by a deferred tax benefit of $0.3 million.

Discontinued operations for the six months ended June 30, 2010 and 2009 include the true up of estimated expenses to actual amounts for properties sold during previous years.

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

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center (the financial results of which are classified in Malls), which opened in July 2008, are our only non-stabilized malls as of June 30, 2010.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Six Months Ended June 30,
	2010	2009
Malls	89.1%	90.2%
Associated centers	3.9%	3.9%
Community centers	2.7%	1.7%
Mortgages, office building and other	4.3%	4.2%

Mall store sales per square foot for the six months ended June 30, 2010 for our portfolio increased 2.1% from the prior-year period.  Mall store sales for the trailing twelve months ended June 30, 2010 on a comparable per square foot basis were $316 per square foot compared with $321 per square foot in the prior-year period, a decline of 1.5%.

Occupancy

Our portfolio occupancy is summarized in the following table:

	At June 30,
	2010	2009
Total portfolio occupancy	89.6%	88.0%
Total mall portfolio	89.8%	88.7%
Stabilized malls	90.1%	89.1%
Non-stabilized malls	76.9%	72.2%
Associated centers	91.9%	88.7%
Community centers	86.4%	78.5%

Occupancy levels at June 30, 2010 are a reflection of the strong relationships that we enjoy with our retail partners.  Our occupancy improvements during 2010 are an indication of the demand that we are receiving from retailers and their desire to locate in dominant properties.  Total portfolio occupancy increased 160 basis points from the prior-year period to 89.6%. Stabilized mall occupancy increased 100 basis points to 90.1% compared with the prior-year period.  Certain re-leased box locations opening in the associated center and community center portfolios, as well as specialty stores continuing to fulfill their expansion plans, have contributed to this growth.

During the second quarter of 2010, we experienced limited tenant bankruptcy activity.  We are optimistic that tenant bankruptcy and store closure rates will continue to decline over the year and remain below the average rates experienced since 2008.

Leasing

During the second quarter of 2010, we signed more than 1.3 million square feet of leases including 1.2 million square feet of leases in our operating portfolio and approximately 0.1 million square feet of development leases.  The leases signed in our operating portfolio included 0.7 million square feet of new leases and 0.5 million square feet of renewals.

Average annual base rents per square foot were as follows for each property type:

	At June 30,
	2010	2009
Stabilized malls	$28.95	$29.27
Non-stabilized malls	25.41	26.71
Associated centers	11.89	11.90
Community centers	14.68	14.80
Office Buildings	19.21	19.09

Results from new and renewal leasing of comparable small shop space during the three and six months ended June 30, 2010 for spaces that were previously occupied are as follows:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
Quarter:
All Property Types (1)	580,855	$39.25	$33.83	-13.8%	$34.96	-10.9%
Stabilized malls	505,012	42.12	36.27	-13.9%	37.48	-11.0%
New leases	203,391	41.87	36.04	-13.9%	37.70	-10.0%
Renewal leases	301,621	42.28	36.42	-13.9%	37.33	-11.7%

Year to Date:
All Property Types (1)	1,262,916	38.83	33.74	-13.1%	34.70	-10.6%
Stabilized malls	1,153,542	40.57	35.24	-13.1%	36.24	-10.7%
New leases	338,321	43.38	37.19	-14.3%	39.06	-10.0%
Renewal leases	815,221	39.41	34.42	-12.7%	35.07	-11.0%

(1)	Includes stabilized malls, associated centers, community centers and other.
(2)	Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

During the second quarter of 2010, rental rates were signed at an average decrease of 10.9% from the prior gross rent per square foot on a same space basis.  However, there were several leasing deals that have disproportionately affected the results this quarter, especially nine leases totaling approximately 70,000 square feet with two national apparel retailers.  These nine deals negatively impacted our mall average leasing spread by almost 450 basis points.  The lease terms on these spaces are two years or less as we intend to replace the current leases at these locations with leases at more favorable market rates.

We are continuing to sign shorter term leases in locations where unoccupied space is not currently renting at favorable rates.  However, we are seeing the frequency of these situations slow and, excluding the nine leasing transactions described above, we are pleased by this trend and feel that the lease signings this quarter overall were stronger than in prior quarters.  We believe this trend will continue throughout the year as the economy recovers.  We will also be looking to improve the rental rates on shorter term deals that we have signed over the last twelve months as they expire.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2010, we completed an equity offering of 6,300,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately

$123.6 million were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.  The net proceeds included accrued dividends of $2.3 million that were received as part of the offering price.

In June 2010, our 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1.2 million from the sale, of which our share was $0.1 million, net of the excess of our basis over our underlying equity in the amount of $0.6 million.

During the six months ended June 30, 2010, we entered into financing transactions related to our pro rata share of consolidated and unconsolidated debt totaling $305.8 million secured by five operating properties, one of which is unconsolidated.  After payment of the existing loans with principal balances totaling $263.9 million, plus accrued interest and closing costs, excess proceeds were used to pay down our secured credit facilities.

Also during the six months ended June 30, 2010, we repaid two CMBS loans, each secured by an operating property, with principal balances totaling $47.8 million with borrowings from the $560.0 million credit facility.  The two operating properties were added to the collateral pool securing that facility.

Subsequent to June 30, 2010, we closed on a $65.0 million loan related to one of our operating properties.  After payment of the existing loan with a principal balance of $40.6 million, plus accrued interest and closing costs, excess proceeds were used to pay down our secured credit facilities.  We also repaid two CMBS loans secured by two of our operating properties with an aggregate principal balance of $55.4 million with borrowings from the $560.0 million credit facility and the properties were added to the collateral pool securing that facility.  In addition, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million, extending the facility’s maturity date to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  We have term sheets or availability on our lines of credit to address all of our remaining 2010 debt maturities.

We are encouraged by the positive changes in the capital markets.  The strength of the credit markets over the past few months has improved considerably, including increased availability of the emerging CMBS market.  In addition, it has been encouraging to receive more reasonable appraisal valuations on our more recent financing transactions than what we experienced a year ago.  As of June 30, 2010, we had more than $558.0 million available on our lines of credit.  Our performance relative to the financial covenants in our credit lines remained sound with a debt to gross asset value ratio of 54% and an interest coverage ratio of 2.3 times for the trailing twelve months.

We derive a majority of our revenues from leases with retail tenants, which has historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of our cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $60.6 million of unrestricted cash and cash equivalents as of June 30, 2010, an increase of $12.5 million from December 31, 2009.  Cash provided by operating activities during the six months ended June 30, 2010, decreased $17.2 million to $181.9 million from $199.1 million during the six months ended June 30, 2009. The decrease was primarily attributable to the decline in rental revenues, partially offset by lower operating expenses and the operations of the New Properties.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
June 30, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,849,952	$(24,850)	$422,013	$4,247,115	5.92%
Recourse term loans on operating properties (2)	159,443	-	-	159,443	5.27%
Total fixed-rate debt	4,009,395	(24,850)	422,013	4,406,558	5.90%
Variable-rate debt:
Non-recourse term loans on operating properties	-	-	20,198	20,198	1.60%
Recourse term loans on operating properties	377,027	(928)	147,378	523,477	2.76%
Secured lines of credit	631,951	-	-	631,951	3.51%
Unsecured term facilities	437,494	-	-	437,494	1.71%
Total variable-rate debt	1,446,472	(928)	167,576	1,613,120	2.75%
Total	$5,455,867	$(25,778)	$589,589	$6,019,678	5.06%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,888,822	$(23,737)	$404,104	$4,269,189	5.99%
Recourse loans on operating properties (2)	160,896	-	-	160,896	5.28%
Total fixed-rate debt	4,049,718	(23,737)	404,104	4,430,085	5.96%
Variable-rate debt:
Recourse term loans on operating properties	242,763	(928)	98,708	340,543	1.97%
Construction loans	126,958	-	88,179	215,137	3.37%
Land loans	-	-	3,276	3,276	2.23%
Secured lines of credit	759,206	-	-	759,206	4.19%
Unsecured term facilities	437,494	-	-	437,494	1.73%
Total variable-rate debt	1,566,421	(928)	190,163	1,755,656	3.04%
Total	$5,616,139	$(24,665)	$594,267	$6,185,741	5.13%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
We have entered into interest rate swaps on notional amounts totaling $127,500 as of June 30, 2010 and December 31, 2009 related to two of our variable-rate loans on operating properties to effectively fix the interest rates on these loans.  Therefore, these amounts are currently reflected in fixed-rate debt.

During the remainder of 2010, a total of $704.2 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature.  However, we have extensions of $484.6 million available at our option that we intend to exercise, leaving approximately $219.6 million of maturities in 2010 that must be retired or refinanced.

Subsequent to the end of the second quarter, we closed on a $65.0 million non-recourse CMBS loan secured by Valley View Mall in Roanoke, VA.  The new loan replaced an existing loan with a principal balance of $40.6 million that was scheduled to mature in September 2010.  We also repaid two CMBS loans secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX with an aggregate principal balance of $55.4 million with borrowings from the $560.0 million credit facility and the properties were added to the collateral pool securing that facility.

The remaining loans due in 2010, totaling $123.6 million, relate to five property-specific loans, one of which is unconsolidated, that have maturity dates ranging from June 2010 to December 2010.  We have term sheets or availability on our lines of credit to address all of our remaining 2010 debt maturities.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.6 years at June 30, 2010 and 3.7 years at December 31, 2009. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.6 years and 4.5 years at June 30, 2010 and December 31, 2009, respectively.

As of June 30, 2010 and December 31, 2009, our pro rata share of consolidated and unconsolidated variable-rate debt represented 26.8% and 28.4%, respectively, of our total pro rata share of debt. As of June 30, 2010, our share of consolidated and unconsolidated variable-rate debt represented 18.3% of our total market capitalization (see Equity below) as compared to 21.1% as of December 31, 2009.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 0.75% to 4.25% and had a weighted average interest rate of 3.51% at June 30, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at an annual rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of June 30, 2010 (in thousands):
Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$560,000	$385,633		August 2011	April 2014
525,000	243,318	(1)	February 2012	February 2013
105,000	3,000	(2)	June 2011	N/A
$1,190,000	$631,951

(1)	There was an additional $7,291 outstanding on this secured line of credit as of June 30, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.
(2)	Subsequent to June 30, 2010, the maturity date on this secured line of credit was extended to June 2012.

Subsequent to June 30, 2010, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  At June 1, 2011, the total capacity on this line of credit could decrease to $82.5 million due to an exiting participant lender that has provided $22.5 million of this line’s total capacity.  We are currently negotiating the terms with a potential replacement lender and believe that an agreement with a replacement lender or lenders will be executed prior to that date.

We also have secured and unsecured lines of credit with a total commitment of $21.0 million that are used only to issue letters of credit. There was $17.7 million outstanding under these lines at June 30, 2010.

Unsecured Term Facilities

We have an unsecured term facility with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the agreement to the facility.  At June 30, 2010, the outstanding borrowings of $228.0 million under the unsecured term facility had a weighted average interest rate of 1.95%.  The facility matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

We have an unsecured term facility that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At June 30, 2010, the outstanding borrowings of $209.5 million under this facility had a weighted average interest rate of 1.45%.  We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the facility.  The unsecured term facility bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the agreement to the facility.  Net proceeds from a sale or our share of excess proceeds from any refinancings of any of the properties originally purchased with borrowings from this unsecured term facility must be used to pay down any remaining outstanding balance.  The facility matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

The agreements to the $560.0 million and $525.0 million secured credit facilities and the two unsecured term facilities described above, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  The Company was not in default with regard to any of these provisions as of June 30, 2010.

Mortgages on Operating Properties

During the second quarter of 2010, we entered into an $83.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.00% secured by Burnsville Center in Minneapolis, MN.  The loan replaced an existing $60.7 million loan that was scheduled to mature in August 2010.  We also entered into an eight-year $115.0 million loan with a fixed interest rate of 6.98% secured by CoolSprings Galleria in Nashville, TN.  Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $120.5 million that was scheduled to mature in September 2010.  Additionally, we closed on a new ten-year $14.8 million loan with a fixed interest rate of 7.25% secured by The Terrace in Chattanooga, TN.  Excess proceeds from these financing activities were used to pay down our secured credit facilities.

Also during the second quarter, we repaid a CMBS loan with a principal balance of $9.0 million secured by WestGate Crossing in Spartanburg, SC with borrowings from the $560.0 million credit facility and the property was added to the collateral pool securing that facility.

In addition, we entered into a $21.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Parkway Place, an unconsolidated operating property in Huntsville, AL.  The $21.0 million loan represents our 50% share of the total $42.0 million loan obtained on the property.  The loan replaced an existing $51.0 million loan that was scheduled to mature in June 2010, of which our 50% share was $25.5 million.

During the first quarter of 2010, we closed on a variable-rate $72.0 million non-recourse loan that bears interest at LIBOR plus a margin of 400 basis points secured by St. Clair Square in Fairview Heights, IL.  The new loan replaced an existing loan with a principal balance of $57.2 million.  We have an interest rate cap in place on this loan to limit the LIBOR rate to a maximum of 3.00%.  The cap matures in January 2012.  The excess proceeds received from the refinancing were used to pay down our secured credit facilities.  Also during the first quarter, we repaid a CMBS loan secured by Park Plaza Mall in Little Rock, AK with a principal balance of $38.9 million with borrowings from the $560.0 million credit facility and the property was added to the collateral pool securing that facility.

Subsequent to June 30, 2010, we closed on a $65.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Valley View Mall in Roanoke, VA.  The new loan replaced an existing loan with a principal balance of $40.6 million that was scheduled to mature in September 2010.  We also repaid two CMBS loans secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX, with an aggregate principal balance of $55.4 million with borrowings from the $560.0 million credit facility and the properties were added to the collateral pool securing that facility.

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million.  The total amount outstanding at June 30, 2010 on the loans was $77.2 million of which we have guaranteed $20.8 million.  The third party’s loans matured in June 2010.  The third party is currently renegotiating the terms of the loans and we anticipate that the loans will be extended on renegotiated terms in the third quarter.  The $20.8 million guaranteed amount is included in our pro rata share of consolidated and unconsolidated debt at June 30, 2010.

Interest Rate Hedging Instruments

($ in 000's)
Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 6/30/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$21	$-	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	-	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	(310)	(636)	Nov-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	87,500	1-month LIBOR	3.600%	(887)	(2,271)	Sep-10

Subsequent to June 30, 2010, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  At June 1, 2011, the total capacity on this line of credit could decrease to $82.5 million due to an exiting participant lender that has provided $22.5 million of this line’s total capacity.  We are currently negotiating the terms with a potential replacement lender and believe that an agreement with a replacement lender or lenders will be executed prior to that date.

Equity

In March 2010, we completed an underwritten public offering of 6,300,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $20.30 per share including accrued dividends of $0.37 per share.  The net proceeds, after underwriting costs and related expenses, of approximately $123.6 million, including accrued dividends of $2.3 million, were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

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

During the six months ended June 30, 2010, we paid cash dividends of $48.9 million to holders of our common stock and our preferred stock, as well as $41.6 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

On June 2, 2010, we announced a second quarter 2010 common stock dividend of $0.20 per share payable in cash.  The dividend was paid on July 15, 2010.  On February 22, 2010, we announced a first quarter

2010 common stock dividend of $0.20 per share payable in cash, that was paid on April 16, 2010.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at June 30, 2010 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,024	$12.44	$2,363,899
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,330	250.00	332,500
Total market equity			2,811,399
Company’s share of total debt			6,019,678
Total market capitalization			$8,831,077
Debt-to-total-market capitalization ratio			68.2%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of the common stock on June 30, 2010. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $13.5 million and $17.7 million during the three and six month periods ended June 30, 2010, respectively, for tenant allowances, which generally generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $3.6 million for the three months ended June 30, 2010 and included $1.3 million for roof replacements and $2.3 million for various other capital expenditures.  Deferred maintenance expenditures were $6.8 million for the six months ended June 30, 2010 and included $1.8 million for roof replacements and $5.0 million for various other capital expenditures.

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

We completed one development project, The Pavilion at Port Orange, during the first quarter of 2010 and have one project under development, The Forum at Grandview, as of June 30, 2010.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following table summarizes our development projects as of June 30, 2010 (dollars in thousands):

Properties Opened During the Six Months Ended June 30, 2010
(Dollars in thousands)
		Total Project	CBL's Share of
Property	Location	Square Feet	Total Cost (b)	Cost to Date (c)	Date Opened	Initial Yield
Community/Open-Air Centers:
The Pavilion at Port Orange (Phase I and Phase 1A) (a)	Port Orange, FL	492,394	$67,439	$70,747	Fall-09/Spring-10	7.3	%*

Properties Under Development at June 30, 2010
(Dollars in thousands)
		Total Project	CBL's Share of
Property	Location	Square Feet	Total Cost (b)	Cost to Date (c)	Date Opened	Initial Yield
Community/Open-Air Centers:
The Forum at Grandview Phase I (a)	Madison, MS	110,690	$19,653	$13,013	Fall-10	6.0	%*

(a)	The Pavilion at Port Orange is a 50/50 joint venture and The Forum at Grandview is a 75/25 joint venture.
(b)	Total Cost is presented net of reimbursements to be received.
(c)	Cost to Date does not reflect reimbursements until they are received.

*	Pro forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

We celebrated the grand opening of the first phase of The Pavilion at Port Orange, a 492,000-square-foot-open-air development in Port Orange, FL, on March 10, 2010.  The project opened approximately 92% leased or committed with anchors including Hollywood Theaters, Belk, HomeGoods, Marshalls, Michaels, PETCO and ULTA.

In March 2010, we started construction on the first phase of a 75/25 joint venture community center project in Madison, MS.  We converted our ground lease position into a 75% ownership interest in the development.  This project will serve to meet the strong retail demand in the Madison area of greater Jackson, MS.  The first phase of this project is 110,000 square feet comprised of anchors including Dick’s Sporting Goods, Best Buy and Stein Mart.  The project is 100% leased and is expected to open in the fourth quarter of 2010.

Subsequent to June 30, 2010, we began construction on second phases of our centers in Burlington, NC and Pittsburgh, PA.  In 2007, we opened Alamance Crossing and have now started construction on Alamance West, a 210,000-square-foot second phase.  The project will include a wholesale club, a sporting goods store and an 80,000-square-foot fashion anchor.  Alamance West is scheduled to open in fall 2011.

We are also starting construction on a 78,000-square-foot expansion of Settlers Ridge, which we opened last year.  The project will include Michaels, Ross Dress for Less and an additional junior anchor.  The project is scheduled to open in spring 2011.

We have entered into one option agreement for the development of a future shopping center.  Except for the projects presented above, we do not have any other material capital commitments as of June 30, 2010.

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

Guarantees

We may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we issue a guaranty, the terms of the joint venture agreement typically provide that we may receive indemnification from the joint venture partner.

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $31.6 million.  The total amount outstanding at June 30, 2010 on the loans was $77.2 million of which we have guaranteed $20.8 million.  The third party’s loans matured in June 2010.  The third party is currently renegotiating the terms of the loans and we anticipate that the loans will be extended on renegotiated terms in the third quarter.  We have recorded an obligation of $0.3 million in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $50.7 million.  West Melbourne developed and, in April 2009, opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding at June 30, 2010 on the loans was $45.6 million.  The guaranty will expire upon repayment of the debt.  The land loan, representing $3.3 million of the amount outstanding at June 30, 2010, matures in August 2010 and has a one-year extension option available.  The construction loan, representing $42.3 million of the amount outstanding at June 30, 2010, matures in August 2011 and has two one-year extension options available.  We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at June 30, 2010 on the loan was $69.4 million. The guaranty will expire upon repayment of debt.  The loan matures in December 2011 and has extension options available.  We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.8 million as of June 30, 2010.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We have guaranteed 100% of a construction loan of JG Gulf Coast town Center, LLC, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $11.6 million.  Proceeds from the construction loan are designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at June 30, 2010 on the loan was $11.6 million. The guaranty will expire upon repayment of the debt.  The loan matures in April 2011 and has a one year extension option available.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

Carrying Value of Long-Lived Assets

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if there are indicators of impairment and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. If it is determined that an impairment has occurred, the excess of the asset’s carrying value over its estimated fair value is charged to operations.

During the course of our normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25.4 million for the three and six months ended June 30, 2010.  Subsequent to June 30, 2010, we entered into a contract to sell this property, subject to due diligence and customary closing conditions, for a sales price that is significantly less than the property’s carrying value.  The impending sale was considered in the quarterly impairment review process, which resulted in a fair value of $11.6 million.  If the sale of this property closes in accordance with the terms of the current contract, the lender of the non-recourse loan secured by this property with a principal balance of $39.6 million as of June 30, 2010 has agreed to modify the outstanding principal balance of the loan to equal the net sales price of the property.  Should this occur, we anticipate recording a gain on extinguishment of debt of approximately $28.0 million upon completion of the disposition.

No impairments of the carrying values of long-lived assets were incurred during the three and six month periods ended June 30, 2009.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $1.7 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.

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

In June 2010, our 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1.2 million from the sale, of which our share was $0.1 million, net of the excess of our basis over our underlying equity in the amount of $0.6 million.

During the six months ended June 30, 2009, we recorded a non-cash impairment charge of $7.7 million related to our cost-method investment in Jinsheng due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  No impairments of investments in unconsolidated affiliates were incurred during the six months ended June 30, 2010.

Recent Accounting Pronouncements

Effective January 1, 2010, we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers.  Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately.  Existing disclosures have been updated to include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in measurements classified as either Levels 2 or 3.  The guidance is effective for fiscal years beginning after December 15, 2009.  The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

In our reconciliation of net income (loss) available to common shareholders to FFO allocable to common shareholders that is presented below, we make an adjustment to add back noncontrolling interest in income of our Operating Partnership in order to arrive at FFO of our Operating Partnership.  We then apply a percentage to FFO of our Operating Partnership to arrive at FFO allocable to common shareholders. The percentage is computed by taking the weighted average number of common shares outstanding for the period and dividing it by the sum of the weighted average number of common shares and the weighted average number of Operating Partnership units outstanding during the period (excluding those operating partnership units held by subsidiaries of the Company which correspond to the outstanding common shares).

During the quarter ended June 30, 2010, we recorded a loss on impairment of real estate assets related to one operating property.  Considering the significance and nature of the impairment, we believe that it is important to identify the impact of the charge on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding the impairment charge.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership decreased 28.7% to $68.6 million for the three months ended June 30, 2010 from $96.3 million for the same period in 2009 primarily as result of a $25.4 million non-cash impairment loss on real estate recognized in the second quarter of 2010.  Excluding the impairment charge, FFO of the Operating Partnership decreased 2.3% for the three months ended June 30, 2010, compared to the prior year quarter.  FFO of the Operating Partnership decreased 12.2% for the six months ended June 30, 2010 to $162.2 million compared to $184.7 million for the same period in 2009.  Excluding the impairment charge, FFO of the Operating Partnership increased 1.6% for the six months ended June 30, 2010, compared to the prior-year period.

The reconciliation of FFO to net income (loss) available to common shareholders is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income (loss) available to common shareholders	$(7,242)	$8,137	$3,686	$9,849
Noncontrolling interest in earnings of Operating Partnership	(2,723)	5,109	1,387	6,415
Depreciation and amortization expense of:
Consolidated properties	70,652	75,793	142,664	154,104
Unconsolidated affiliates	8,486	7,555	15,371	15,064
Non-real estate assets	(219)	(243)	(438)	(490)
Noncontrolling investors' share of depreciation and amortization	(311)	(64)	(456)	(265)
Loss on discontinued operations	-	12	-	72
Funds from operations of the operating partnership	68,643	96,299	162,214	184,749
Loss on impairment of real estate	25,435	-	25,435	-
Funds from operations of the operating partnership, excluding loss on impairment of real estate	$94,078	$96,299	$187,649	$184,749

The reconciliations of FFO of the Operating Partnership to FFO allocable to the Company shareholders, including and excluding the loss on impairment of real estate, are as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Funds from operations of the operating partnership	$68,643	$96,299	$162,214	$184,749
Percentage allocable to Company shareholders (1)	72.66%	61.37%	72.65%	59.23%

Funds from operations allocable to Company shareholders	$49,876	$59,099	$117,848	$109,427

Funds from operations of the operating partnership, excluding loss on impairment of real estate	$94,078	$96,299	$187,649	$184,749
Percentage allocable to Company shareholders (1)	72.66%	61.37%	72.65%	59.23%

Funds from operations allocable to Company shareholders, excluding loss on impairment of real estate	$68,357	$59,099	$136,327	$109,427

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

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at June 30, 2010, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $8.1 million and, after the effect of capitalized interest, annual earnings by approximately $8.1 million.

Based on our proportionate share of total consolidated and unconsolidated debt at June 30, 2010, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $82.7 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $84.8 million.

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

PART II - OTHER INFORMATION

ITEM 1:              Legal Proceedings

None

ITEM 1A.           Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, by providing information that is current as of June 30, 2010:

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

We own partial interests in 22 malls, twelve associated centers, six community centers and eight office buildings. We manage all but three of these properties.  Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner.  The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of June 30, 2010, we have recorded in our financial statements a liability of $2.8 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock.  In April 2009, we issued 4,754,355 shares of common stock in connection with the payment of a portion of our first quarter 2009 common stock dividend.  These transactions have had a dilutive effect on our earnings per share and funds from operations per share for the three and six months ended June 30, 2010.  We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or any substantially similar securities in the future.  Future sales or issuances of substantial amounts of our common stock may be at prices below the then-current market price of our common stock and may adversely impact the market price of our common stock.  Additionally, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our recent common stock offering or the perception that such sales could occur.

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

We periodically evaluate long-lived assets to determine if there has been any impairment in their carrying values and record impairment losses if the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts or if there are other indicators of impairment.  If it is determined that an impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value, which could have a material adverse effect on our financial results in the accounting period in which the adjustment is made.  Our estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter our assumptions, the future cash flows estimated in our impairment analyses may not be achieved.  During the second quarter of 2010, we recorded a non-cash loss on impairment of real estate of $25.4 million related to one of our Properties.

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

After payment of the underwriting discount and our other offering expenses, we received approximately $123.6 million in net proceeds, including accrued dividends, from the sale of additional shares of our 7.375% Series D Cumulative Redeemable Preferred Stock in our recent offering which closed on March 1, 2010.  These proceeds were used to reduce amounts outstanding under our current credit facilities and for general corporate purposes.

At June 30, 2010, our total share of consolidated and unconsolidated debt outstanding was approximately $6,019.7 million, which represented approximately 68.2% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2010, 2011 and 2012, giving effect to all maturity extensions that are available at our election, was approximately $219.6 million, $439.5 million and $966.3 million, respectively.  Our substantial leverage could have important consequences.  For example, it could:

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

As of June 30, 2010, our total share of consolidated and unconsolidated variable rate debt was $1,613.1 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of June 30, 2010, the Debt to Gross Asset Value ratio was 54% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.5% of our total revenues from all Properties for the six months ended June 30, 2010 and currently include 44 malls, 20 associated centers, nine community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.3% of our total revenues from all Properties for the six months ended June 30, 2010 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas accounted for approximately 9.8%, 3.8%, 3.0%, 2.8% and 2.6%, respectively, of our total revenues for the six months ended June 30, 2010. No other market accounted for more than 2.6% of our total revenues for the six months ended June 30, 2010. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

ITEM 2:                      Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
April 1–30, 2010	—	$—	—	—
May 1–31, 2010	10,668	$13.98	—	—
June 1–30, 2010	159	$14.20	—	—
Total	10,827	$13.98	—	—

(1)	Represents shares surrendered to the Company by employees to satisfy federal and state income tax withholding requirements related to the vesting of shares of restricted stock.
(2)
Represents the market value of the common stock on the vesting date for the shares of restricted stock, which was used to determine the number of shares required to be surrendered to satisfy income tax withholding requirements.

ITEM 3:    Defaults Upon Senior Securities

      None

ITEM 4:    (Removed and Reserved)

ITEM 5:    Other Information

(a)
  On July 29, 2010, we extended and modified our $105.0 million secured credit facility with First Tennessee Bank NA, as administrative agent.  The revised facility reflects an extension of the maturity of the facility from June 2011 to June 2012.  Amounts outstanding thereunder will continue to bear interest at an annual rate equal to one-month, three-month, six-month or one-year LIBOR (as selected by us), subject to a floor of 1.50%, plus 300 basis points.  At June 1, 2011, the total capacity on this line of credit could decrease to $82.5 million due to an exiting participant lender that has provided $22,500 of this line’s total capacity.  The Company is currently negotiating the terms with a potential replacement lender and believes that an agreement with a replacement lender or lenders will be executed prior to that time.

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
(Authorized Officer and Principal Financial Officer)

Date: August 9, 2010

INDEX TO EXHIBITS
Exhibit Number	Description

10.5.9	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan.*
10.15.3	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore / Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2010.
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Effective May 4, 2010, in conjunction with an immaterial amendment waiving the transfer restrictions imposed on common stock granted to Non-Employee Directors in the event of death or disability, the Company’s Board of Directors and Compensation Committee also approved a restatement of the Stock Incentive Plan to incorporate and clearly reflect the changes made by this and all prior amendments, as well as to reflect the antidilution adjustments made in connection with the two-for-one stock split of the Company’s Common Stock which was effected in the form of a stock dividend as of June 15, 2005.