Form 10-Q/A
period 2010-06-30
CBL & ASSOCIATES PROPERTIES INC
filed 2010-09-08
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A revises the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 of CBL & Associates Properties, Inc., initially filed on August 9, 2010 (the “Form 10-Q”), solely to furnish interactive data files in XBRL (Extensible Business Reporting Language) format as Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

Except as described above, no other revisions are being made to the Form 10-Q. This Amendment No. 1 does not update or modify the disclosure contained in the Form 10-Q in any way other than as required to reflect the Exhibit discussed above and does not reflect events occurring after the August 9, 2010 filing of the Form 10-Q.

Pursuant to Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
(Authorized Officer and Principal Financial Officer)

Date: September 8, 2010

INDEX TO EXHIBITS
Exhibit Number	Description

10.5.9**	CBL & Associates Properties, Inc. Second Amended and Restated Stock Incentive Plan.*
10.15.3**	Amended and Restated Loan Agreement between the Operating Partnership, The Lakes Mall, LLC, Lakeshore / Sebring Limited Partnership and First Tennessee Bank National Association, dated July 29, 2010.
12.1**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1**	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101***
CBL & Associates Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

** Previously filed or furnished with CBL & Associates Properties, Inc.’s Form 10-Q filed on August 9, 2010 (SEC File No. 001-12494).

*** In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q/A shall be deemed “furnished” and not “filed.”