Form 10-Q
period 2010-09-30
CBL & ASSOCIATES PROPERTIES INC
filed 2010-11-09
CIK 910612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
                               Yes ☐                                      No ☒

As of November 3, 2010, there were 138,078,208 shares of common stock, par value $0.01 per share, outstanding.

CBL & Associates Properties, Inc.

PART I – FINANCIAL INFORMATION
ITEM 1.  Financial Statements
CBL & Associates Properties, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
 (Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Real estate assets:
Land	$944,821	$946,750
Buildings and improvements	7,568,635	7,569,015
	8,513,456	8,515,765
Less accumulated depreciation	(1,665,563)	(1,505,840)
	6,847,893	7,009,925
Held for sale	1,366	-
Developments in progress	121,299	85,110
Net investment in real estate assets	6,970,558	7,095,035
Cash and cash equivalents	56,668	48,062
Receivables:
Tenant, net of allowance for doubtful accounts of $3,193 in 2010 and $3,101 in 2009	73,942	73,170
Other	12,671	8,162
Mortgage and other notes receivable	37,866	38,208
Investments in unconsolidated affiliates	196,083	186,523
Intangible lease assets and other assets	267,692	279,950
	$7,615,480	$7,729,110

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Mortgage and other indebtedness	$5,424,870	$5,616,139
Accounts payable and accrued liabilities	306,929	248,333
Total liabilities	5,731,799	5,864,472
Commitments and contingencies
Redeemable noncontrolling interests:
Redeemable noncontrolling partnership interests	27,650	22,689
Redeemable noncontrolling preferred joint venture interest	423,834	421,570
Total redeemable noncontrolling interests	451,484	444,259
Shareholders' equity:
Preferred Stock, $.01 par value, 15,000,000 shares authorized:
7.75% Series C Cumulative Redeemable Preferred Stock, 460,000 shares outstanding	5	5
7.375% Series D Cumulative Redeemable Preferred Stock, 1,330,000 and 700,000 shares outstanding in 2010 and 2009, respectively	13	7
Common Stock, $.01 par value, 350,000,000 shares authorized, 138,075,818 and 137,888,408 issued and outstanding in 2010 and 2009, respectively	1,381	1,379
Additional paid-in capital	1,504,421	1,399,654
Accumulated other comprehensive income	5,398	491
Accumulated deficit	(353,208)	(283,640)
Total shareholders' equity	1,158,010	1,117,896
Noncontrolling interests	274,187	302,483
Total equity	1,432,197	1,420,379
	$7,615,480	$7,729,110

The accompanying notes are an integral part of these balance sheets.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES:
Minimum rents	$171,240	$168,577	$509,911	$510,586
Percentage rents	2,602	2,849	8,743	9,257
Other rents	4,259	3,377	13,417	11,788
Tenant reimbursements	78,957	78,463	234,900	241,353
Management, development and leasing fees	1,369	1,312	4,676	5,392
Other	7,404	7,881	21,875	20,946
Total revenues	265,831	262,459	793,522	799,322
EXPENSES:
Property operating	38,420	40,203	114,492	123,155
Depreciation and amortization	73,333	71,161	215,953	225,069
Real estate taxes	25,555	25,785	75,368	74,357
Maintenance and repairs	13,145	13,116	42,728	42,350
General and administrative	10,495	8,808	31,890	31,180
Loss on impairment of real estate	-	-	25,435	-
Other	6,351	7,714	19,467	18,785
Total expenses	167,299	166,787	525,333	514,896
Income from operations	98,532	95,672	268,189	284,426
Interest and other income	832	1,246	2,831	4,189
Interest expense	(72,053)	(71,120)	(218,854)	(215,847)
Loss on impairment of investments	-	(1,143)	-	(8,849)
Gain on sales of real estate assets	591	1,535	2,606	1,468
Equity in earnings (losses) of unconsolidated affiliates	(1,558)	271	(610)	1,867
Income tax benefit	1,264	1,358	5,052	603
Income from continuing operations	27,608	27,819	59,214	67,857
Operating income (loss) of discontinued operations	69	15	183	(67)
Gain (loss) on discontinued operations	-	10	-	(62)
Net income	27,677	27,844	59,397	67,728
Net income attributable to noncontrolling interests in:
Operating partnership	(3,605)	(4,758)	(4,992)	(11,173)
Other consolidated subsidiaries	(6,133)	(6,497)	(18,394)	(19,208)
Net income attributable to the Company	17,939	16,589	36,011	37,347
Preferred dividends	(8,359)	(5,455)	(22,745)	(16,364)
Net income attributable to common shareholders	$9,580	$11,134	$13,266	$20,983

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)
(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic per share data:
Income from continuing operations, net of preferred dividends	$0.07	$0.08	$0.10	$0.22
Discontinued operations	-	-	-	-
Net income attributable to common shareholders	$0.07	$0.08	$0.10	$0.22
Weighted average common shares outstanding	138,075	137,860	138,037	95,746
Diluted per share data:
Income from continuing operations, net of preferred dividends	$0.07	$0.08	$0.10	$0.22
Discontinued operations	-	-	-	-
Net income attributable to common shareholders	$0.07	$0.08	$0.10	$0.22
Weighted average common and potential dilutive common shares outstanding	138,121	137,897	138,079	95,782
Amounts attributable to common shareholders:
Income from continuing operations, net of preferred dividends	$9,500	$11,116	$13,133	$21,067
Discontinued operations	80	18	133	(84)
Net income attributable to common shareholders	$9,580	$11,134	$13,266	$20,983

Dividends declared per common share	$0.20	$0.05	$0.60	$0.53

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2009	$18,393	$12	$664	$993,941	$(12,786)	$(193,307)	$788,524	$380,472	$1,168,996
Net income	5,210	-	-	-	-	37,347	37,347	9,658	47,005
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	273	-	-	-	1,023	-	1,023	(16)	1,007
Net unrealized gain on hedging instruments	574	-	-	-	5,459	-	5,459	2,402	7,861
Realized loss on foreign currency translation adjustment	3	-	-	-	44	-	44	28	72
Net unrealized gain on foreign currency translation adjustment	480	-	-	-	3,874	-	3,874	1,677	5,551
Total other comprehensive income	1,330						10,400	4,091	14,491
Dividends declared - common stock	-	-	-	-	-	(46,630)	(46,630)	-	(46,630)
Dividends declared - preferred stock	-	-	-	-	-	(16,364)	(16,364)	-	(16,364)
Issuance of common stock and restricted common stock	-	-	1	562	-	-	563	-	563
Issuance of common stock for dividend	-	-	48	14,691	-	-	14,739	-	14,739
Issuance of common stock in equity offering	-	-	666	381,157	-	-	381,823	-	381,823
Cancellation of restricted common stock	-	-	-	(117)	-	-	(117)	-	(117)
Accrual under deferred compensation arrangements	-	-	-	46	-	-	46	-	46
Amortization of deferred compensation	-	-	-	1,877	-	-	1,877	-	1,877
Additions to deferred financing costs	-	-	-	-	-	-	-	35	35
Transfer from noncontrolling interests to redeemable noncontrolling interests	82,970	-	-	-	-	-	-	(82,970)	(82,970)
Issuance of noncontrolling interests for distribution	-	-	-	-	-	-	-	4,140	4,140
Distributions to noncontrolling interests	(11,271)	-	-	-	-	-	-	(38,363)	(38,363)
Purchase of noncontrolling interest in other consolidated subsidiaries	-	-	-	217	-	-	217	(717)	(500)
Adjustment for noncontrolling interests	(4,521)	-	-	21,215	-	-	21,215	(16,694)	4,521
Adjustment to record redeemable noncontrolling interests at redemption value	4,009	-	-	(4,009)	-	-	(4,009)	-	(4,009)
Balance, September 30, 2009	$96,120	$12	$1,379	$1,409,580	$(2,386)	$(218,954)	$1,189,631	$259,652	$1,449,283

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Equity
(In thousands, except per share data)

		Equity
		Shareholders' Equity
	Redeemable Noncontrolling Partnership Interests	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Equity	Noncontrolling Interests	Total Equity

Balance, January 1, 2010	$22,689	$12	$1,379	$1,399,654	$491	$(283,640)	$1,117,896	$302,483	$1,420,379
Net income	2,997	-	-	-	-	36,011	36,011	4,935	40,946
Other comprehensive income (loss):
Net unrealized gain on available-for-sale securities	44	-	-	-	3,879	-	3,879	1,431	5,310
Net unrealized gain on hedging instruments	21	-	-	-	1,867	-	1,867	681	2,548
Realized loss on foreign currency translation adjustment	1	-	-	-	123	-	123	45	168
Net unrealized gain (loss) on foreign currency translation adjustment	(397)	-	-	-	(962)	-	(962)	1,203	241
Total other comprehensive income (loss)	(331)						4,907	3,360	8,267
Dividends declared - common stock	-	-	-	-	-	(82,834)	(82,834)	-	(82,834)
Dividends declared - preferred stock	-	-	-	-	-	(22,745)	(22,745)	-	(22,745)
Issuance of Series D preferred stock	-	6	-	121,262	-	-	121,268	-	121,268
Issuance of common stock and restricted common stock	-	-	1	164	-	-	165	-	165
Cancellation of restricted common stock	-	-	-	(175)	-	-	(175)	-	(175)
Exercise of stock options	-	-	1	941	-	-	942	-	942
Accrual under deferred compensation arrangements	-	-	-	30	-	-	30	-	30
Amortization of deferred compensation	-	-	-	1,844	-	-	1,844	-	1,844
Income tax effect of share-based compensation	(10)	-	-	(1,468)	-	-	(1,468)	(337)	(1,805)
Distributions to noncontrolling interests	(7,787)	-	-	-	-	-	-	(43,993)	(43,993)
Adjustment for noncontrolling interests	2,311	-	-	(10,050)	-	-	(10,050)	7,739	(2,311)
Adjustment to record redeemable noncontrolling interests at redemption value	7,781	-	-	(7,781)	-	-	(7,781)	-	(7,781)
Balance, September 30, 2010	$27,650	$18	$1,381	$1,504,421	$5,398	$(353,208)	$1,158,010	$274,187	$1,432,197

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,397	$67,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	147,013	145,389
Amortization	69,003	79,976
Amortization of deferred finance costs and debt premiums (discounts)	5,219	(767)
Net amortization of intangible lease assets and liabilities	(1,481)	(2,061)
Gain on sales of real estate assets	(2,606)	(1,468)
Realized foreign currency loss	169	76
Loss on discontinued operations	-	62
Write-off of development projects	420	1,346
Share-based compensation expense	1,932	2,363
Income tax effect of share-based compensation	(1,815)	-
Loss on impairment of investments	-	8,849
Loss on impairment of real estate	25,435	-
Equity in (earnings) losses of unconsolidated affiliates	610	(1,867)
Distributions of earnings from unconsolidated affiliates	3,554	8,175
Provision for doubtful accounts	2,950	4,487
Change in deferred tax accounts	2,245	386
Changes in:
Tenant and other receivables	(8,623)	(2,868)
Other assets	(5,918)	(6,028)
Accounts payable and accrued liabilities	(7,666)	(5,931)
Net cash provided by operating activities	289,838	297,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate assets	(80,689)	(174,163)
Distributions from restricted cash	16,837	2,700
Proceeds from sales of real estate assets	5,485	7,183
Additions to mortgage notes receivable	-	(3,851)
Payments received on mortgage notes receivable	1,485	14,297
Purchases of available-for-sale securities	(9,975)	-
Additional investments in and advances to unconsolidated affiliates	(22,019)	(56,895)
Distributions in excess of equity in earnings of unconsolidated affiliates	28,548	60,614
Changes in other assets	(4,089)	27,424
Net cash used in investing activities	(64,417)	(122,691)

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage and other indebtedness	$637,113	$456,362
Principal payments on mortgage and other indebtedness	(824,371)	(868,120)
Additions to deferred financing costs	(4,418)	(13,422)
Proceeds from issuances of common stock	104	381,928
Proceeds from issuances of preferred stock	121,268	-
Proceeds from exercises of stock options	942	-
Income tax benefit from share-based compensation	1,815	-
Purchase of noncontrolling interest in other consolidated subsidiaries	-	(500)
Distributions to noncontrolling interests	(64,409)	(54,530)
Dividends paid to holders of preferred stock	(22,745)	(16,364)
Dividends paid to common shareholders	(62,114)	(49,564)
Net cash used in financing activities	(216,815)	(164,210)

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	-	1,329
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,606	12,275
CASH AND CASH EQUIVALENTS, beginning of period	48,062	51,227
CASH AND CASH EQUIVALENTS, end of period	$56,668	$63,502

SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$212,343	$218,911

The accompanying notes are an integral part of these statements.

CBL & Associates Properties, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except per share data)

Note 1 – Organization and Basis of Presentation

CBL & Associates Properties, Inc. (“CBL”), a Delaware corporation, is a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties.  Its properties are located in 28 states, but are primarily in the southeastern and midwestern United States.

CBL conducts substantially all of its business through CBL & Associates Limited Partnership (the “Operating Partnership”).At September 30, 2010, the Operating Partnership owned controlling interests in 76 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), ten community centers, and 13 office buildings, including CBL’s corporate office building. The Operating Partnership consolidates the financial statements of all entities in which it has a controlling financial interest or where it is the primary beneficiary of a variable interest entity.  At September 30, 2010, the Operating Partnership owned non-controlling interests in eight regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, the Operating Partnership does not control these partnerships and joint ventures and, accordingly, accounts for these investments using the equity method.  The Operating Partnership had controlling interests in one mall expansion, one community center expansion, and one community center, owned in a 75/25 joint venture, under construction at September 30, 2010.  The Operating Partnership also holds options to acquire certain development properties owned by third parties.

CBL is the 100% owner of two qualified REIT subsidiaries, CBL Holdings I, Inc. and CBL Holdings II, Inc. At September 30, 2010, CBL Holdings I, Inc., the sole general partner of the Operating Partnership, owned a 1.1% general partner interest in the Operating Partnership and CBL Holdings II, Inc. owned a 71.6% limited partner interest for a combined interest held by CBL of 72.7%.

The noncontrolling interest in the Operating Partnership is held primarily by CBL & Associates, Inc. and its affiliates (collectively “CBL’s Predecessor”) and by affiliates of The Richard E. Jacobs Group, Inc. (“Jacobs”). CBL’s Predecessor contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for a limited partner interest when the Operating Partnership was formed in November 1993. Jacobs contributed their interests in certain real estate properties and joint ventures to the Operating Partnership in exchange for limited partner interests when the Operating Partnership acquired the majority of Jacobs’ interests in 23 properties in January 2001 and the balance of such interests in February 2002. At September 30, 2010, CBL’s Predecessor owned a 9.8% limited partner interest, Jacobs owned a 12.1% limited partner interest and third parties owned a 5.4% limited partner interest in the Operating Partnership.  CBL’s Predecessor also owned 7.3 million shares of CBL’s common stock at September 30, 2010, for a total combined effective interest of 13.6% in the Operating Partnership.

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

The accompanying condensed consolidated financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. Material intercompany transactions have been eliminated. The results for the interim period ended September 30, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain historical amounts have been reclassified to conform to the current year presentation.  The financial results of certain properties are reported as discontinued operations in the condensed consolidated financial statements.  Except where noted, the information presented in the Notes to Unaudited Condensed Consolidated Financial Statements excludes discontinued operations.

In April 2009, the Company paid its first quarter dividend on its common stock of $0.37 per share in cash and shares of common stock.  The Company issued 4,754,355 shares of its common stock in connection with the dividend, which resulted in an increase of approximately 7.2% in the number of shares outstanding.  The Company elected to treat the issuance of its common stock as a stock dividend for earnings per share (“EPS”) purposes pursuant to accounting guidance that was in effect at that time.  Therefore, all share and per share information related to EPS was adjusted proportionately to reflect the additional common stock issued on a retrospective basis.  However, in January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-01, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash (“ASU 2010-01”) requiring that stock dividends such as the one the Company made in April 2009 be treated as a stock issuance that is reflected in share and per share information related to EPS on a prospective basis.  Pursuant to the provisions of ASU 2010-01, the Company adopted this guidance on a retrospective basis.  Thus, the share and per share information related to EPS for the three and nine months ended September 30, 2009 as previously presented in the Company’s Form 10-Q for the quarterly period ended September 30, 2009, has been revised herein to reflect this adoption.

These condensed consolidated financial statements should be read in conjunction with CBL’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 22, 2010, as amended on March 31, 2010.

Note 2 – New Accounting Guidance

Effective January 1, 2010, the Company adopted ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 provides that significant transfers in or out of measurements classified as Levels 1 or 2 should be disclosed separately along with reasons for the transfers.  Information regarding purchases, sales, issuances and settlements related to measurements classified as Level 3 are also to be presented separately.  Existing disclosures have been updated to include fair value measurement disclosures for each class of assets and liabilities and information regarding the valuation techniques and inputs used to measure fair value in measurements classified as either Levels 2 or 3.  The guidance was effective for fiscal years beginning after December 15, 2009, excluding the provision relating to the rollforward of Level 3 activity which has been deferred until January 1, 2011.  The adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

The following tables set forth information regarding the Company’s financial instruments that are measured at fair value in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$19,369	$19,369	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate caps	3	-	3	-

Liabilities:
Interest rate swaps	$144	$-	$144	$-

		Fair Value Measurements at Reporting Date Using
	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$4,039	$4,039	$-	$-
Privately held debt and equity securities	2,475	-	-	2,475
Interest rate cap	2	-	2	-

Liabilities:
Interest rate swaps	$2,907	$-	$2,907	$-

Intangible lease assets and other assets in the condensed consolidated balance sheets include marketable securities consisting of corporate equity securities that are classified as available for sale.  Net unrealized gains and losses on available-for-sale securities that are deemed to be temporary in nature are recorded as a component of accumulated other comprehensive income in redeemable noncontrolling interests, shareholders’ equity and noncontrolling interests.  If a decline in the value of an investment is deemed to be other than temporary, the investment is written down to fair value and an impairment loss is recognized in the current period to the extent of the decline in value.  During the three and nine month periods ended September 30, 2010 and 2009, the Company did not recognize any realized gains and losses or write-downs related to sales or disposals of marketable securities or other-than-temporary impairments.  The fair value of the Company’s available-for-sale securities is based on quoted market prices and, thus, is classified under Level 1.  The following is a summary of the equity securities held by the Company as of September 30, 2010 and December 31, 2009:

		Gross Unrealized
	Adjusted Cost	Gains	Losses	Fair Value

September 30, 2010	$14,182	$5,191	$4	$19,369
December 31, 2009	$4,207	$-	$168	$4,039

In February 2007, the Company received a secured convertible promissory note from, and a warrant to acquire shares of, Jinsheng Group (“Jinsheng”), in which the Company also holds a cost-method investment.  The secured convertible note is non-interest bearing and is secured by shares of Jinsheng.  Since the secured convertible note is non-interest bearing and there is no active market for Jinsheng’s debt, the Company performed an analysis on the note considering credit risk and discounting factors to determine the fair value.  The warrant was initially valued using estimated share price and volatility variables in a Black Scholes model.  Due to the significant estimates and assumptions used in the valuation of the note and warrant, the Company has classified these under Level 3.  As part of its investment review as of March 31, 2009, the Company determined that its investment in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows as a result of declining occupancy and sales related to the then downturn of the real estate market in China.  An impairment charge of $2,400 was recorded in the Company’s condensed consolidated statement of operations for the nine month period ended September 30, 2009, to reduce the carrying values of the secured convertible note and warrant to their estimated fair values.  The warrant expired in January 2010 and had no value.  The Company performed qualitative and quantitative analyses of its investment as of September 30, 2010 and determined that the current balance of the secured convertible note of $2,475 is not impaired.  See Note 4 for further discussion.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short-term nature of these financial instruments.  Based on the interest rates for similar financial instruments, the carrying value of mortgage notes receivable is a reasonable estimate of fair value.  The estimated fair value of mortgage and other indebtedness was $5,865,680 and $5,830,722 at September 30, 2010 and December 31, 2009, respectively.  The estimated fair value was calculated by discounting future cash flows for the mortgage and other indebtedness using estimated market rates at which similar loans would be made currently.

The fair value of long-lived assets measured on a nonrecurring basis is classified as Level 3 due to the use of significant unobservable inputs.  The Company evaluates the carrying value of long-lived assets to be held and used when events or changes in circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when its estimated future undiscounted cash flows are less than its carrying value. If it is determined that impairment has occurred, the amount of the impairment charge is equal to the excess of the asset’s carrying value over its estimated fair value. The Company’s estimates of undiscounted cash flows expected to be generated by each property are based on a number of assumptions such as leasing expectations, operating budgets, estimated useful lives, future maintenance expenditures, intent to hold for use and capitalization rates.  These assumptions are subject to economic and market uncertainties including, but not limited to, demand for space, competition for tenants, changes in market rental rates and costs to operate each property. As these factors are difficult to predict and are subject to future events that may alter the assumptions used, the future cash flows estimated in the Company’s impairment analyses may not be achieved.  During the course of the Company’s normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25,435 for the nine months ended September 30, 2010.

Note 4 – Unconsolidated Affiliates, Noncontrolling Interests and Cost Method Investments

Unconsolidated Affiliates

At September 30, 2010, the Company had investments in the following 17 entities, which are accounted for using the equity method of accounting:

Joint Venture	Property Name	Company's Interest

CBL-TRS Joint Venture, LLC	Friendly Center, The Shops at Friendly Center and a portfolio of six office buildings	50.0%
CBL-TRS Joint Venture II, LLC	Renaissance Center	50.0%
Governor’s Square IB	Governor’s Plaza	50.0%
Governor’s Square Company	Governor’s Square	47.5%
High Pointe Commons, LP	High Pointe Commons	50.0%
High Pointe Commons II-HAP, LP	High Pointe Commons - Christmas Tree Shop	50.0%
Imperial Valley Mall L.P.	Imperial Valley Mall	60.0%
Imperial Valley Peripheral L.P.	Imperial Valley Mall (vacant land)	60.0%
JG Gulf Coast Town Center LLC	Gulf Coast Town Center	50.0%
Kentucky Oaks Mall Company	Kentucky Oaks Mall	50.0%
Mall of South Carolina L.P.	Coastal Grand—Myrtle Beach	50.0%
Mall of South Carolina Outparcel L.P.	Coastal Grand—Myrtle Beach (Coastal Grand Crossing and vacant land)	50.0%
Parkway Place L.P.	Parkway Place (1)	50.0%
Port Orange I, LLC	The Pavilion at Port Orange Phase I	50.0%
Triangle Town Member LLC	Triangle Town Center, Triangle Town Commons and Triangle Town Place	50.0%
West Melbourne I, LLC	Hammock Landing Phase I and II	50.0%
York Town Center, LP	York Town Center	50.0%

(1)	The Company acquired its joint venture partner's 50.0% interest in Parkway Place in October 2010.

Although the Company has majority ownership of certain of these joint ventures, it has evaluated these investments and concluded that the other partners or owners in these joint ventures have substantive participating rights, such as approvals of:

•	the pro forma for the development and construction of the project and any material deviations or modifications thereto;
•	the site plan and any material deviations or modifications thereto;
•	the conceptual design of the project and the initial plans and specifications for the project and any material deviations or modifications thereto;

•	any acquisition/construction loans or any permanent financings/refinancings;
•	the annual operating budgets and any material deviations or modifications thereto;
•	the initial leasing plan and leasing parameters and any material deviations or modifications thereto; and
•	any material acquisitions or dispositions with respect to the project.

As a result of the joint control over these joint ventures, the Company accounts for these investments using the equity method of accounting.

Condensed combined financial statement information for the unconsolidated affiliates is as follows:

	Total for the Three Months Ended September 30,		Company's Share for the Three Months Ended September 30,
	2010	2009	2010	2009

Revenues	$38,814	$41,087	$17,884	$22,873
Depreciation and amortization expense	(13,712)	(12,883)	(5,681)	(7,343)
Interest expense	(14,228)	3,140	(5,658)	(7,330)
Other operating expenses (1)	(12,535)	(14,098)	(8,047)	(8,164)
Gain (loss) on sales of real estate assets	(1)	(2)	(47)	231
Operating income (loss) of discontinued operations	(19)	8	(9)	4
Net income (loss)	$(1,681)	$17,252	$(1,558)	$271

	Total for the Nine Months Ended September 30,		Company's Share for the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$116,187	$122,182	$60,195	$70,216
Depreciation and amortization expense	(40,957)	(38,422)	(20,885)	(22,237)
Interest expense	(41,929)	(38,374)	(21,269)	(22,548)
Other operating expenses	(36,162)	(41,142)	(18,800)	(24,468)
Gain on sales of real estate assets	1,289	1,687	73	877
Operating income of discontinued operations	151	54	76	27
Net income (loss)	$(1,421)	$5,985	$(610)	$1,867

(1)	The Company's share of other operating expenses for the three months ended September 30, 2010 includes an adjustment of $2,119 to true up the earnings allocated to it based on the terms of certain joint venture agreements. There is no effect of this adjustment on any other period presented.

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

CBL Macapa

In September 2008, the Company entered into a condominium partnership agreement with several individual investors to acquire a 60% interest in a new retail development in Macapa, Brazil.  The Company provided total funding of $1,189 related to the development.  In December 2009, the Company entered into an agreement to sell its 60% interest in this partnership with one of the condominium partnership’s investors for a gross sales price of $1,263, less closing costs for a net sales price of $1,201.  The sale closed in March 2010.  Upon closing, the buyer paid $200 and gave the Company two notes receivable totaling $1,001, both with an interest rate of 10%, for the remaining balance of the purchase price.  There was no gain or loss on this sale.  On April 22, 2010, the buyer paid the first note of $300, due on April 23, 2010, plus applicable interest.  Upon maturity of the second note of $701, due on June 8, 2010, the buyer requested additional time for payment.  The

Company and buyer have agreed to revised terms regarding the second note of which the buyer will pay monthly installments of $45 from July 2010 to June 2011, with a final balloon installment of $161 due in July 2011.  Interest on the revised note is payable at maturity.

Parkway Place L.P.

In October 2010, the Company acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from its joint venture partner. The interest was acquired for total consideration of $38,775, which consisted of $17,831 in cash and the assumption of the remaining $20,944 interest in the loan secured by Parkway Place.

Noncontrolling Interests

Noncontrolling interests include the aggregate noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which each of the noncontrolling limited partners has the right to exchange all or a portion of its partnership interests for shares of the Company’s common stock, or at the Company’s election, their cash equivalent.  Noncontrolling interests also includes the aggregate noncontrolling ownership interest in the Company’s other consolidated subsidiaries that is held by third parties and for which the related partnership agreements either do not include redemption provisions or are subject to redemption provisions that do not require classification outside of permanent equity.  As of September 30, 2010, the total noncontrolling interests of $274,187 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $273,577 and $610, respectively.  The total noncontrolling interests at December 31, 2009 of $302,483 consisted of third-party interests in the Operating Partnership and in other consolidated subsidiaries of $301,808 and $675, respectively.

Redeemable noncontrolling interests include a noncontrolling partnership interest in the Operating Partnership that is not owned by the Company and for which the partnership agreement includes redemption provisions that may require the Company to redeem the partnership interest for real property.  Redeemable noncontrolling interests also includes the aggregate noncontrolling ownership interest in other consolidated subsidiaries that is held by third parties and for which the related partnership agreements contain redemption provisions at the holder’s election that allow for redemption through cash and/or properties.  The total redeemable noncontrolling partnership interests of $27,650 as of September 30, 2010 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated subsidiary that provides security and maintenance services to third parties of $21,112 and $6,538, respectively.  At December 31, 2009, the total redeemable noncontrolling partnership interests of $22,689 consisted of third-party interests in the Operating Partnership and in the Company’s consolidated security and maintenance services subsidiary of $16,194 and $6,495, respectively.

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

	Nine Months Ended September 30,
	2010	2009
Beginning Balance	$421,570	$421,279
Net income attributable to redeemable noncontrolling preferred joint venture interest	15,454	15,513
Distributions to redeemable noncontrolling preferred joint venture interest	(15,336)	(15,278)
Issuance of preferred joint venture units	2,146	-
Ending Balance	$423,834	$421,514

During the third quarter of 2010, the Company issued $2,146 of additional PJV units to Westfield in conjunction with a true-up of amounts that were estimated at the time of the joint venture’s formation.

OK City Outlets, LLC

In October 2010, the Company announced that it had formed a 75/25 joint venture, OK City Outlets, LLC, with Horizon Group Properties, Inc. to develop The Outlet Shoppes at Oklahoma City in Oklahoma City, OK. The partners contributed equity of $16,187 at formation, of which the Company contributed $12,140.  The joint venture has received a construction loan commitment of $48,900 and the Company will guarantee the entire amount.

Cost Method Investments

In February 2007, the Company acquired a 6.2% noncontrolling interest in subsidiaries of Jinsheng, an established mall operating and real estate development company located in Nanjing, China, for $10,125.  As of September 30, 2010, Jinsheng owns controlling interests in four home decor shopping centers, two general retail shopping centers and four development sites.

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

Jinsheng also granted the Company a warrant to acquire 5,461,165 Series A-3 Preferred Shares for $1,875.  The warrant expired on January 22, 2010.

The Company accounts for its noncontrolling interest in Jinsheng using the cost method because the Company does not exercise significant influence over Jinsheng and there is no readily determinable market value of Jinsheng’s shares since they are not publicly traded.  The Company initially recorded the secured note at its estimated fair value of $4,513, which included a discount of $362 due to the fact that it is non-interest bearing.  The discount was amortized to interest income over the term of the secured note using the effective interest method through March 2009, at which time the Company recorded an other-than-temporary impairment charge partially related to the secured note.  See Note 3 for further discussion.  The noncontrolling interest and the secured note are reflected as investment in unconsolidated affiliates in the accompanying condensed consolidated balance sheets.

As part of its investment review as of March 31, 2009, the Company determined that its noncontrolling interest in Jinsheng was impaired on an other-than-temporary basis due to a decline in expected future cash flows.  The decrease resulted from declining occupancy rates and sales due to the then downturn of the real estate market in China.  An impairment charge of $5,306 was recorded in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2009 to reduce the carrying value of the Company’s cost-method investment to its estimated fair value.  The Company performed qualitative and quantitative analyses of its noncontrolling investment as of September 30, 2010 and determined that the current balance of its investment is not impaired.

Note 5 – Mortgage and Other Indebtedness

Mortgage and other indebtedness consisted of the following at September 30, 2010 and December 31, 2009, respectively:

	September 30, 2010		December 31, 2009
	Amount	Weighted Average Interest Rate (1)	Amount	Weighted Average Interest Rate (1)
Fixed-rate debt:
Non-recourse loans on operating properties (2)	$3,723,900	5.82%	$3,932,572	6.02%
Recourse loans on operating properties (2)	71,204	4.55%	117,146	4.64%
Total fixed-rate debt	3,795,104	5.79%	4,049,718	5.99%
Variable-rate debt:
Non-recourse term loans on operating properties	43,750	2.51%	-	0.00%
Recourse term loans on operating properties	399,154	2.51%	242,763	1.68%
Secured lines of credit	744,044	3.75%	759,206	4.19%
Unsecured term facilities	437,494	1.64%	437,494	1.73%
Construction loans	5,324	3.43%	126,958	2.48%
Total variable-rate debt	1,629,766	2.84%	1,566,421	2.97%
Total	$5,424,870	4.91%	$5,616,139	5.15%

(1)	Weighted-average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
The Company has an interest rate swap on a notional amount of $40,000 as of September 30, 2010 and two interest rate swaps on notional amounts totaling $127,500 as of December 31, 2009 related to its variable-rate loans on operating properties to effectively fix the interest rates on the respective loans.  Therefore, these amounts are reflected in fixed-rate debt in each applicable period.

Secured Lines of Credit

The Company has three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of the Company’s operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 1.45% to 4.25% and had a weighted average interest rate of 3.75% at September 30, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at an annual rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2010:

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$560,000	$518,920		August 2011	April 2014
525,000	220,124	(1)	February 2012	February 2013
105,000	5,000		June 2012	N/A
$1,190,000	$744,044

(1)	There was an additional $7,291 outstanding on this secured line of credit as of September 30, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

In July 2010, the Company closed on the extension and modification of its secured credit facility with total capacity of $105,000.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  The total capacity on this line of credit was scheduled to decrease to $82,500 at June 1, 2011 due to an exiting participant lender that has provided $22,500 of this facility’s total capacity, unless a replacement lender was found.  The Company executed an agreement with a replacement lender on November 2, 2010 for the full amount of the exiting participant’s portion of the facility’s total capacity.

Unsecured Term Loans

The Company has an unsecured term loan with total capacity of $228,000 that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on the Company’s leverage ratio, as defined in the loan agreement.  At September 30, 2010, the outstanding borrowings of $228,000 under the unsecured term loan had a weighted average interest rate of 1.87%.  The loan matures in April 2011 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of April 2013.

The Company has an unsecured term loan that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At September 30, 2010, the outstanding borrowings of $209,494 under this loan had a weighted average interest rate of 1.38%.  The Company completed its acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The unsecured term loan bears interest at LIBOR plus a margin of 0.95% to 1.40% based on the Company’s leverage ratio, as defined in the agreement to the loan.  Net proceeds from a sale, or the Company’s share of excess proceeds from any refinancings, of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.  The loan matures in November 2010 and has two one-year extension options, which are at the Company’s election, for an outside maturity date of November 2012.

Letters of Credit

At September 30, 2010, the Company had additional secured and unsecured lines of credit with a total commitment of $20,971 that can only be used for issuing letters of credit. The letters of credit outstanding under these lines of credit totaled $17,655 at September 30, 2010.

Mortgages on Operating Properties

During the third quarter of 2010, the Company repaid four commercial mortgage-backed securities (“CMBS”) loans with borrowings from the $560,000 credit facility.  The principal balances that were repaid and the properties securing each loan were as follows:  $29,710 secured by Stroud Mall in Stroudsburg, PA; $47,449 secured by York Galleria in York, PA; and $55,360 secured by Parkdale Mall and Parkdale Crossing in Beaumont, TX.  Each of these properties was added to the collateral pool securing the $560,000 facility.

Also during the third quarter of 2010, the Company closed on a $65,000 ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Valley View Mall in Roanoke, VA.  The new loan replaced an existing loan with a principal balance of $40,639 that was scheduled to mature in September 2010.  The excess proceeds received from the refinancing were used to pay down the Company’s secured credit facilities.

During the second quarter of 2010, the Company entered into an $83,000 ten-year, non-recourse CMBS loan with a fixed interest rate of 6.00% secured by Burnsville Center in Minneapolis, MN.  The loan replaced an existing $60,683 loan that was scheduled to mature in August 2010.  The Company also entered into an eight-year $115,000 loan with a fixed interest rate of 6.98% secured by CoolSprings Galleria in Nashville, TN.  Proceeds from the new loan, plus cash on hand, were used to retire an existing loan of $120,463 that was scheduled to mature in September 2010.  Additionally, the Company closed on a new ten-year $14,800 loan with a fixed interest rate of 7.25% secured by The Terrace, a community center in Chattanooga, TN.  Excess proceeds from these financing activities were used to pay down the Company’s secured credit facilities.

Also during the second quarter, the Company repaid a CMBS loan with a principal balance of $8,988 secured by WestGate Crossing in Spartanburg, SC with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.

During the first quarter of 2010, the Company closed on a variable-rate $72,000 non-recourse loan that bears interest at LIBOR plus a margin of 400 basis points secured by St. Clair Square in Fairview Heights, IL.  The new loan replaced an existing loan with a principal balance of $57,237.  The Company has an interest rate cap in place on this loan to limit the LIBOR rate to a maximum of 3.00%.  The cap matures in January 2012.  The excess proceeds received from the refinancing were used to pay down the Company’s secured credit facilities.

Also during the first quarter, the Company repaid a CMBS loan secured by Park Plaza Mall in Little Rock, AK with a principal balance of $38,856 with borrowings from the $560,000 credit facility and the property was added to the collateral pool securing that facility.

Covenants and Restrictions

The $560,000 and $525,000 secured line of credit agreements contain, among other restrictions, certain financial covenants including the maintenance of certain financial coverage ratios, minimum net worth requirements, and limitations on cash flow distributions.  The Company was in compliance with all covenants and restrictions at September 30, 2010.

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

Several of the Company's malls/open-air centers, associated centers and community centers in addition to the corporate office building, are owned by special purpose entities that are included in the Company’s consolidated financial statements. The sole business purpose of the special purpose entities is to own and operate these properties. The real estate and other assets owned by these special purpose entities are restricted under the loan agreements in that they are not available to settle other debts of the Company. However, so long as the loans are not under an event of default, as defined in the loan agreements, the cash flows from these properties, after payments of debt service, operating expenses and reserves, are available for distribution to the Company.

Scheduled Principal Payments

As of September 30, 2010, the scheduled principal payments of the Company’s consolidated debt, excluding extensions available at the Company’s option, on all mortgage and other indebtedness, including construction loans and lines of credit, are as follows:

2010	$317,460
2011	1,471,366
2012	835,510
2013	456,434
2014	190,377
Thereafter	2,149,895
5,421,042
Net unamortized premiums	3,828
$5,424,870

Of the $317,460 of scheduled principal payments remaining in 2010, $299,562 relates to maturing principal balances and $17,898 to principal amortization.  Maturing debt with principal balances of $273,759 outstanding as of September 30, 2010 have extensions available at the Company’s option, leaving approximately $25,803 of loan maturities on two operating properties that must be retired or refinanced.  The Company has term sheets or availability on its lines of credit to address all of the remaining 2010 debt maturities.

The Company’s mortgage and other indebtedness had a weighted average maturity of 3.51 years as of September 30, 2010 and 3.66 years as of December 31, 2009.

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

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount
Interest Rate Swaps	1	$40,000
Interest Rate Caps	2	$152,000

Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$3	$-	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	-	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	(144)	(636)	Nov-10

	Gain Recognized in OCI (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Three Months Ended September 30,		(Effective Portion)	Three Months Ended September 30,		(Ineffective Portion)	Three Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate hedges	$1,054	$3,312	Interest Expense	$(889)	$(4,322)	Interest Expense	$7	$7

	Gain Recognized in OCI (Effective Portion)		Location of Losses Reclassified from AOCI into Earnings	Loss Recognized in Earnings (Effective Portion)		Location of Gain Recognized in Earnings	Gain Recognized in Earnings (Ineffective Portion)
Hedging Instrument	Nine Months Ended September 30,		(Effective Portion)	Nine Months Ended September 30,		(Ineffective Portion)	Nine Months Ended September 30,
	2010	2009		2010	2009		2010	2009
Interest rate hedges	$2,569	$8,435	Interest Expense	$(2,773)	$(12,632)	Interest Expense	$23	$28

As of September 30, 2010, the Company expects to reclassify approximately $345 of losses currently reported in accumulated other comprehensive income to interest expense within the next twelve months due to the amortization of one interest rate swap and two interest rate caps.  Fluctuations in fair values of these derivatives between September 30, 2010 and the date of termination will vary the projected reclassification amount.

Note 6 – Comprehensive Income

Comprehensive income includes all changes in redeemable noncontrolling interests and total equity during the period, except those resulting from investments by shareholders and partners, distributions to shareholders and partners and redemption valuation adjustments. Other comprehensive income (“OCI”) includes changes in unrealized gains (losses) on available-for-sale securities, interest rate hedge agreements and foreign currency translation adjustments.  The computation of comprehensive income for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$27,677	$27,844	$59,397	$67,728
Other comprehensive income:
Net unrealized gain on hedging agreements	1,054	3,312	2,569	8,435
Net unrealized gain on available-for-sale securities	458	1,144	5,354	1,280
Realized loss on foreign currency translation adjustment	-	-	169	75
Net unrealized gain (loss) on foreign currency translation adjustment	-	1,852	(156)	6,031
Total other comprehensive income	1,512	6,308	7,936	15,821
Comprehensive income	$29,189	$34,152	$67,333	$83,549

The components of accumulated other comprehensive income (loss) as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$421	$1,548	$(2,360)	$(391)
Net unrealized gain on available-for-sale securities	305	3,850	1,031	5,186
Accumulated other comprehensive income (loss)	$726	$5,398	$(1,329)	$4,795

	December 31, 2009
	As reported in:
	Redeemable Noncontrolling Interests	Shareholders' Equity	Noncontrolling Interests	Total
Net unrealized gain (loss) on hedging agreements	$400	$(319)	$(3,041)	$(2,960)
Net unrealized gain (loss) on available-for-sale securities	261	(29)	(400)	(168)
Net unrealized gain (loss) on foreign currency translation adjustment	396	839	(1,248)	(13)
Accumulated other comprehensive income (loss)	$1,057	$491	$(4,689)	$(3,141)

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

Three Months Ended September 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$236,037	$10,691	$8,007	$11,096	$265,831
Property operating expenses (1)	(80,927)	(2,796)	(991)	7,594	(77,120)
Interest expense	(57,580)	(1,921)	(1,904)	(10,648)	(72,053)
Other expense	-	-	-	(6,351)	(6,351)
Gain (loss) on sales of real estate assets	(71)	-	567	95	591
Segment profit	$97,459	$5,974	$5,679	$1,786	110,898
Depreciation and amortization expense					(73,333)
General and administrative expense					(10,495)
Interest and other income					832
Equity in losses of unconsolidated affiliates					(1,558)
Income tax benefit					1,264
Income from continuing operations					$27,608
Capital expenditures (3)	$27,891	$2,413	$120	$13,748	$44,172

Three Months Ended September 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$237,268	$9,904	$4,579	$10,708	$262,459
Property operating expenses (1)	(82,237)	(2,600)	(1,488)	7,221	(79,104)
Interest expense	(61,364)	(2,073)	(977)	(6,706)	(71,120)
Other expense	2	-	-	(7,716)	(7,714)
Gain (loss) on sales of real estate assets	1,525	-	(2)	12	1,535
Segment profit	$95,194	$5,231	$2,112	$3,519	106,056
Depreciation and amortization expense					(71,161)
General and administrative expense					(8,808)
Interest and other income					1,246
Loss on impairment of investments					(1,143)
Equity in earnings of unconsolidated affiliates					271
Income tax benefit					1,358
Income from continuing operations					$27,819
Capital expenditures (3)	$23,448	$916	$20,432	$51,301	$96,097

Nine Months Ended September 30, 2010	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$706,135	$31,545	$22,261	$33,581	$793,522
Property operating expenses (1)	(237,190)	(8,375)	(6,210)	19,187	(232,588)
Interest expense	(174,052)	(5,899)	(5,584)	(33,319)	(218,854)
Other expense	-	-	-	(19,467)	(19,467)
Gain on sales of real estate assets	1,042	-	1,551	13	2,606
Segment profit (loss)	$295,935	$17,271	$12,018	$(5)	325,219
Depreciation and amortization expense					(215,953)
General and administrative expense					(31,890)
Interest and other income					2,831
Loss on impairment of real estate					(25,435)
Equity in losses of unconsolidated affiliates					(610)
Income tax benefit					5,052
Income from continuing operations					$59,214
Total assets	$6,526,150	$328,504	$67,427	$693,399	$7,615,480
Capital expenditures (3)	$83,699	$7,578	$2,852	$32,765	$126,894

Nine Months Ended September 30, 2009	Malls	Associated Centers	Community Centers	All Other (2)	Total
Revenues	$721,579	$30,662	$13,636	$33,445	$799,322
Property operating expenses (1)	(245,960)	(8,113)	(4,560)	18,771	(239,862)
Interest expense	(183,924)	(6,413)	(2,997)	(22,513)	(215,847)
Other expense	-	-	-	(18,785)	(18,785)
Gain (loss) on sales of real estate assets	1,524	-	96	(152)	1,468
Segment profit	$293,219	$16,136	$6,175	$10,766	326,296
Depreciation and amortization expense					(225,069)
General and administrative expense					(31,180)
Interest and other income					4,189
Loss on impairment of investments					(8,849)
Equity in earnings of unconsolidated affiliates					1,867
Income tax benefit					603
Income from continuing operations					$67,857
Total assets	$6,878,826	$334,259	$70,127	$650,472	$7,933,684
Capital expenditures (3)	$94,524	$9,763	$21,816	$115,663	$241,766

(1)	Property operating expenses include property operating, real estate taxes and maintenance and repairs.
(2)	The All Other category includes mortgage notes receivable, Office Buildings, the Management Company and the Company’s subsidiary that provides security and maintenance services.
(3)	Amounts include acquisitions of real estate assets and investments in unconsolidated affiliates. Developments in progress are included in the All Other category.

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

On October 18, 2010, the Company completed an underwritten public offering of 4,400,000 depositary shares, each representing 1/10th of a share of the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $23.1954 per share including accrued dividends of $0.1485 per share.  On October 19, 2010, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, the Company sold a total of 4,850,000 depositary shares in the offering for net proceeds of $108,677 after underwriting costs and related expenses. The net proceeds included aggregate accrued dividends of $720 that were received as part of the offering price. The net proceeds were used to reduce outstanding borrowings under the Company’s credit facilities and for general corporate purposes.

Including the shares issued in these offerings, the Company currently has 18,150,000 depositary shares outstanding, each representing 1/10th of a share of its 7.375% Series D Cumulative Redeemable Preferred Stock. The securities are redeemable at liquidation preference totaling $453,750, plus accrued and unpaid dividends, at any time at the option of the Company. These securities have no stated maturity, sinking fund or mandatory redemption provisions and are not convertible into any other securities of the Company.

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

Basic EPS is computed by dividing net income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS assumes the issuance of common stock for all potential dilutive common shares outstanding. The limited partners’ rights to convert their noncontrolling interests in the Operating Partnership into shares of common stock are not dilutive.

The following summarizes the impact of potential dilutive common shares on the denominator used to compute earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Denominator – basic earnings per share	138,075	137,860	138,037	95,746
Dilutive effect of deemed shares related to deferred compensation arrangements	46	37	42	36
Denominator – diluted earnings per share	138,121	137,897	138,079	95,782

Note 9 – Contingencies

CBL’s Predecessor and certain officers of the Company have a significant noncontrolling interest in the construction company that the Company engaged to build substantially all of the Company’s development properties. On March 11, 2010, The Promenade D’Iberville, LLC, a subsidiary of the Company, filed a lawsuit in the Circuit Court of Harrison County, Mississippi, against multiple defendants, including this construction company, seeking damages for, among other things, alleged property damage arising out of work on a shopping center development in D’Iberville, Mississippi.  The construction company filed an answer and counterclaim denying liability and seeking damages from the subsidiary based upon various contractual, quasi-contractual and equitable claims.  Charles B. Lebovitz, Chairman of the Board of the Company, resigned as a director of the construction company effective May 1, 2010.

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

The Company owns a parcel of land that it is ground leasing to a third party developer for the purpose of developing a shopping center.  The Company has guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24,379.  The total amount outstanding at September 30, 2010 on the loans was $77,201 of which the Company has guaranteed $20,844.  The Company recorded an obligation of $315 in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 to reflect the estimated fair value of its guaranty.

The Company has guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $50,678.  West Melbourne developed Hammock Landing, a community center in West Melbourne, FL that opened in April 2009. The total amount outstanding at September 30, 2010 on the loans was $45,610. The guaranty will expire upon repayment of the debt.  The land loan, representing $3,276 of the amount outstanding at September 30, 2010, matures in August 2011.  The construction loan, representing $42,334 of the amount outstanding at September 30, 2010, matures in August 2011 and has two one-year extension options available.  The Company recorded an obligation of $670 in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $97,183.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at September 30, 2010 on the loan was $69,363. The guaranty will expire upon repayment of the debt.  The loan matures in December 2011 and has two one-year extension options available. The Company has recorded an obligation of $1,120 in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

The Company has guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which the Company owns a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. The Company has guaranteed YTC’s performance under this agreement up to a maximum of $22,000, which decreases by $800 annually until the guaranteed amount is reduced to $10,000. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18,800 as of September 30, 2010.  The Company entered into an agreement with its joint venture partner under which the joint venture partner has agreed to reimburse the Company 50% of any amounts it is obligated to fund under the guaranty.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

The Company has guaranteed 100% of a construction loan of JG Gulf Coast Town Center, LLC, an unconsolidated affiliate in which the Company owns a 50% interest, of which the maximum guaranteed amount is $11,561.  Proceeds from the construction loan are designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at September 30, 2010 on the loans was $11,561. The guaranty will expire upon repayment of the debt.  The loan matures in April 2011 and has a one year extension option available.  The Company did not record an obligation for this guaranty because it determined that the fair value of the guaranty is not material.

Performance Bonds

The Company has issued various bonds that it would have to satisfy in the event of non-performance. At September 30, 2010 and December 31, 2009, the total amount outstanding on these bonds was $29,940 and $34,429, respectively.

Note 10 – Share-Based Compensation

Share-based compensation expense was $371 and $488 for the three months ended September 30, 2010 and 2009, respectively, and $1,932 and $2,363 for the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation cost capitalized as part of real estate assets was $37 and $60 for the three months ended September 30, 2010 and 2009, respectively, and $131 and $192 for the nine months ended September 30, 2010 and 2009, respectively.

The Company’s stock option activity for the nine months ended September 30, 2010 is summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	566,334	$16.06
Exercised	(77,509)	12.14
Cancelled	(1,200)	18.27
Outstanding at September 30, 2010	487,625	16.68
Vested and exercisable at September 30, 2010	487,625	16.68

A summary of the status of the Company’s stock awards as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	156,120	$33.16
Granted	119,100	10.34
Vested	(83,350)	34.54
Cancelled	(3,990)	18.13
Nonvested at September 30, 2010	187,880	18.41

As of September 30, 2010, there was $2,198 of total unrecognized compensation cost related to nonvested stock awards granted under the plan, which is expected to be recognized over a weighted average period of 2.7 years.  In February 2010, the Company granted restricted stock awards for 113,600 shares of common stock to employees that will vest in equal installments over the next five years.  In January 2010, the Company granted restricted stock awards for a total of 4,500 shares of common stock to its non-employee directors and granted an additional award of 1,000 shares in conjunction with the election of a new non-employee director in May 2010.

Note 11 – Noncash Investing and Financing Activities

The Company’s noncash investing and financing activities were as follows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Accrued dividends and distributions payable	$43,116	$19,685
Additions to real estate assets accrued but not yet paid	20,409	13,304
Notes receivable from sale of interest in unconsolidated affiliate	1,001	1,750
Distribution of real estate assets received from unconsolidated affiliate	12,210	-
Issuance of additional redeemable noncontrolling preferred joint venture interests	2,146	-
Issuance of common stock for dividend	-	14,739
Issuance of noncontrolling interests in Operating Partnership for distribution	-	4,140
Additions to real estate assets from forgiveness of mortgage note receivable	-	6,502

Note 12 – Income Taxes

The Company is qualified as a REIT under the provisions of the Code. To maintain qualification as a REIT, the Company is required to distribute at least 90% of its taxable income to shareholders and meet certain other requirements.

As a REIT, the Company is generally not liable for federal corporate income taxes. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal and state income taxes on its taxable income at regular corporate tax rates. Even if the Company maintains its qualification as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed income. State tax expense was $1,084 and $1,526 during the three months ended September 30, 2010 and 2009, respectively, and $3,348 and $5,151 during the nine months ended September 30, 2010 and 2009, respectively.

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

The Company recorded an income tax benefit of $1,264 and $1,358 for the three months ended September 30, 2010 and 2009, respectively.  The income tax benefit in 2010 consisted of a current and deferred tax benefit of $928 and $336, respectively.  The income tax benefit in 2009 consisted of a current and deferred tax benefit of $260 and $1,098, respectively.

The Company recorded an income tax benefit of $5,052 and $603 for the nine months ended September 30, 2010 and 2009, respectively.  The income tax benefit in 2010 consisted of a current tax benefit of $7,297 and a deferred tax provision of $2,245.  The income tax benefit in 2009 consisted of a current income tax provision of $815 and a deferred tax benefit of $1,418.

The Company had deferred tax assets, reported in intangible lease assets and other assets, of $4,666 and $3,634 at September 30, 2010 and December 31, 2009, respectively. The Company had a deferred tax liability, reported in accounts payable and accrued liabilities, of $2,941 at September 30, 2010.  There was no deferred tax liability as of December 31, 2009.  The deferred taxes at September 30, 2010 and December 31, 2009 consisted primarily of operating expense accruals and differences between book and tax depreciation.

The Company reports any income tax penalties attributable to its properties as property operating expenses and any corporate-related income tax penalties as general and administrative expenses in its statement of operations.  In addition, any interest incurred on tax assessments is reported as interest expense.  The Company reported nominal interest and penalty amounts for the three and nine months ended September 30, 2010 and 2009, respectively.

Note 13 – Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these financial statements.

On October 14, 2010, the Company completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1,863 less commissions and customary closing costs for a net sales price of $1,782.  The Company expects to record a gain of approximately $379 attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on the Company’s $525,000 secured credit facility.  This property is classified as held-for-sale portfolio as of September 30, 2010, and its results of operations are included in discontinued operations for all periods presented.

See Note 4 for information regarding activity related to the Company’s joint ventures subsequent to September 30, 2010.

See Note 8 for information regarding the Company’s underwritten public offering completed in October 2010.

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

EXECUTIVE OVERVIEW

We are a self-managed, self-administered, fully integrated real estate investment trust (“REIT”) that is engaged in the ownership, development, acquisition, leasing, management and operation of regional shopping malls, open-air centers, community centers and office properties. Our properties are located in 28 states, but are primarily in the southeastern and midwestern United States.  We have elected to be taxed as a REIT for federal income tax purposes.

As of September 30, 2010, we owned controlling interests in 76 regional malls/open-air centers (including one mixed-use center), 30 associated centers (each located adjacent to a regional mall), ten community centers and 13 office buildings, including our corporate office building. We consolidate the financial statements of all entities in which we have a controlling financial interest or where we are the primary beneficiary of a variable interest entity. As of September 30, 2010, we owned noncontrolling interests in eight regional malls, four associated centers, four community centers and six office buildings. Because one or more of the other partners have substantive participating rights, we do not control these partnerships and joint ventures and, accordingly, account for these investments using the equity method.  We had controlling interests in one mall expansion, one community center expansion, and one community center, owned in a 75/25 joint venture, under construction at September 30, 2010. We also hold options to acquire certain development properties owned by third parties.

Results for the third quarter of 2010 were encouraging.  We have been focused this year on stabilizing and growing the operating income of each of our existing properties.  We are pleased that our results for this quarter show progress in this area.  Our stabilized mall portfolio occupancy level increased 130 basis points over the third quarter of the prior year and we completed lease signings for more than 1.0 million square feet of space in our operating portfolio.  Same-store sales per square foot for the nine months ended September 30, 2010 for reporting stabilized mall tenants increased 2.7% over the prior-year period.

During the third quarter, we completed a refinancing of $65.0 million secured by one of our operating properties, generating excess proceeds of $24.4 million after repayment of an existing loan, and repaid four commercial mortgage-backed securities (“CMBS”) loans with an aggregate principal balance of $132.5 million secured by four operating properties with proceeds from our $560.0 million secured line of credit.  In addition, we extended the maturity date of our secured line of credit with total capacity of $105.0 million from June 2011 to

June 2012.  We have term sheets or availability on our lines of credit to address all of our remaining 2010 debt maturities.  Including the use of the net proceeds received from our preferred stock offering in the first quarter of 2010, we have reduced our overall debt level by almost $266.5 million at September 30, 2010 as compared to September 30, 2009.

Subsequent to September 30, 2010, we completed an underwritten public offering in which we sold 4,850,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The net proceeds, after underwriting costs and related expenses, of approximately $108.7 million were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

These accomplishments emphasize the strength of our company and validate our strategic focus.  While the current retail real estate environment remains challenging, we have begun to see signs of economic improvement in the retail sector and we are optimistic that the positive trends will continue.  We are focused on capturing the growth potential in our portfolio, continuing to improve occupancy and taking advantage of opportunities to gain traction in our lease negotiations.  We believe our company is emerging in a slow recovery with more efficient operations, an aggressive leasing strategy and continued success in securing capital on favorable terms.  We will look to maintain improvements in the performance of our portfolio over the remainder of the year and consistently build on our achievements.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

We have acquired or opened five community centers since January 1, 2009 (collectively referred to as the “New Properties”).  These transactions impact the comparison of the results of operations for the three and nine months ended September 30, 2010 to the results of operations for the comparable periods ended September 30, 2009.  Properties that were in operation as of January 1, 2009 and September 30, 2010 are referred to as the “Comparable Properties.”  We do not consider a property to be one of the Comparable Properties until it has been owned or open for one complete calendar year.  The New Properties are as follows:

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

(2)	CBL’s interest represents cost of the land underlying the project for which it receives ground rent and a participation in the project’s net operating cash flows.

Any reference to the New Properties in the discussion below excludes those properties that are accounted for using the equity method of accounting.

Revenues

Total revenues increased $3.4 million for the three months ended September 30, 2010 compared to the prior-year period.  Rental revenues and tenant reimbursements increased $3.8 million due to an increase of $4.1 million from the New Properties, partially offset by a decrease of $0.3 million from the Comparable Properties.  The decrease in revenues of the Comparable Properties was driven by declines of $0.7 million in tenant reimbursements and $0.3 million in percentage rents, partially offset by an increase of $0.9 million in other rents.  Tenant reimbursements have decreased primarily due to certain tenants converting their lease payment terms to percent in lieu or base rent.  Other rents have increased primarily due to increases in sponsorship income and specialty leasing.

Our cost recovery ratio improved to 102.4% for the quarter ended September 30, 2010 from 99.2% for the prior-year period primarily due to a decrease in property operating expenses, as discussed further below.

Management, development and leasing fees were flat for the quarter ended September 30, 2010 compared to the prior year quarter.  Other revenues decreased $0.4 million primarily due to a decline in revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $0.5 million for the three months ended September 30, 2010 compared to the prior-year period.  Property operating expenses, including real estate taxes and maintenance and repairs, decreased $2.0 million due to lower expenses of $2.5 million related to the Comparable Properties, partially offset by an increase of $0.5 million of expenses attributable to the New Properties.  The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $1.2 million in real estate tax expense, $0.6 million in contracted security costs, $0.3 million in land rent expense, $0.2 million in legal fees and $0.2 million in state tax expense.

The increase in depreciation and amortization expense of $2.2 million resulted from an increase of $0.8 million from the Comparable Properties and an increase of $1.4 million related to the New Properties. The increase attributable to the Comparable Properties is primarily due to ongoing capital expenditures for renovations, expansions, tenant allowances and deferred maintenance.

General and administrative expenses increased $1.7 million primarily as a result of increases of $0.6 million in consulting fees, $0.5 million in legal fees, $0.4 million in payroll and related expenses, and $0.4 million in travel expenses, partially offset by a reduction of $0.2 million in state tax expense. As a percentage of revenues, general and administrative expenses were 3.9% and 3.4% for the third quarters of 2010 and 2009, respectively.

Other expenses decreased $1.3 million primarily due to a decrease in abandoned projects expense of $1.1 million and a decrease of $0.2 million in expenses related to our subsidiary that provides security and maintenance services to third parties.

Other Income and Expenses

Interest expense increased $1.0 million for the three months ended September 30, 2010 compared to the prior-year period primarily due to an increase in the variable interest rates on our credit facilities and a decline in capitalized interest due to the opening of the New Properties in 2009.  Additionally, interest expense during the third quarter of 2010 includes amortization of costs incurred in connection with the extension of our credit facilities in the latter portion of 2009.

During the third quarter of 2009, we recorded a non-cash impairment charge of $1.1 million related to the then pending sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.

During the third quarter of 2010, we recognized a gain on sales of real estate assets of $0.6 million compared to a $1.5 million gain during the third quarter of 2009.  The 2010 gain related to the sale of three parcels of land during the quarter.  The 2009 gain related to the sale of two parcels of land during the quarter.

Equity in earnings of unconsolidated affiliates decreased by $1.8 million during the third quarter of 2010, primarily due to capital transactions related to two of our joint venture properties that are owned with the same partner.  During the third quarter of 2010, our joint venture partner contributed a significant amount of capital to one of the properties and we received a substantial non-cash distribution from the other property.  These capital events had a one-time negative effect due to the resulting change in the allocation of earnings based on the waterfall provisions of each joint venture agreement.

The income tax benefit of $1.3 million for the three months ended September 30, 2010 relates to our taxable REIT subsidiary and consists of a current and deferred tax benefit of $0.9 million and $0.4 million, respectively.  During the three months ended September 30, 2009, we recorded an income tax benefit $1.4 million, consisting of a current and deferred tax benefit of $0.3 million and $1.1 million, respectively.

Income from discontinued operations for the three months ended September 30, 2010 and 2009 reflects the operating results of one mall that was sold in October 2010 and the true up of estimated expenses to actual amounts for properties sold during previous years.  Gain on discontinued operations for the three months ended September 30, 2009 reflects the true up of estimated expenses to actual amounts for properties sold during previous years.

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenues

Total revenues declined by $5.8 million for the nine months ended September 30, 2010 compared to the prior-year period.  Rental revenues and tenant reimbursements declined by $6.0 million due to a decrease of $14.8 million from the Comparable Properties, partially offset by an increase of $8.8 million from the New Properties.  The decrease in revenues of the Comparable Properties was driven by declines of $8.4 million in tenant reimbursements, $2.1 million in lease termination fees, $2.1 million in net below market lease amortization, $1.5 million in straight-line rents and $1.1 million in base rents.  Tenant reimbursements have decreased primarily due to certain tenants converting their lease payment terms to percent in lieu or base rent.  Base rents and tenant reimbursements have both been impacted by negative leasing spreads over the past year.

Our cost recovery ratio increased to 101.0% for the nine months ended September 30, 2010 from 100.6% for the prior-year period primarily due to a decrease in property operating expenses, as discussed further below.

The decrease in management, development and leasing fees of $0.7 million was mainly attributable to lower development fee income due to the completion in the prior year of certain joint venture developments that were under construction during the prior-year period.

Other revenues increased $1.0 million primarily due to higher revenues related to our subsidiary that provides security and maintenance services to third parties.

Operating Expenses

Total expenses increased $10.4 million for the nine months ended September 30, 2010 compared to the prior-year period, primarily as a result of a $25.4 million loss on impairment of real estate, as discussed further below.  However, property operating expenses, including real estate taxes and maintenance and repairs, decreased $7.3 million due to lower expenses of $9.9 million related to the Comparable Properties, partially offset by an increase of $2.6 million of expenses attributable to the New Properties. The decrease in property operating expenses of the Comparable Properties is primarily attributable to reductions of $2.5 million in promotion-related costs, $2.5 million in contracted security and maintenance expenses, $1.4 million in bad debt expense, $1.3 million in utilities expense, $0.7 million in real estate taxes, $0.6 million in legal fees, $0.5 million in land rent expense and $0.5 million in state tax expense.  Property operating expenses continued to benefit from the cost containment program that we implemented in late 2008 and 2009.

The decrease in depreciation and amortization expense of $9.1 million resulted from a decrease of $13.3 million from the Comparable Properties, partially offset by an increase of $4.2 million related to the New Properties. The decrease attributable to the Comparable Properties is primarily due to a decline in amortization of tenant allowances compared to the prior-year period, which included write-offs of certain unamortized tenant allowances related to several store closings.

General and administrative expenses increased $0.7 million primarily as a result of a reduction in capitalized overhead of $1.0 million coupled with an increase of $0.8 million in consulting fees and $0.4 million in travel expenses, partially offset by a decline of $1.3 million in state tax expense. As a percentage of revenues, general and administrative expenses were 4.0% and 3.9% for the nine months ended September 30, 2010 and 2009, respectively.

During the course of our normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value of approximately $11.6 million was necessary.  This resulted in a non-cash loss on impairment of real estate assets of $25.4 million for the nine months ended September 30, 2010.

Other expenses increased $0.7 million primarily due to higher expenses related to our subsidiary that provides security and maintenance services to third parties, partially offset by a decrease in abandoned projects expense.

Other Income and Expenses

Interest expense increased $3.0 million for the nine months ended September 30, 2010 compared to the prior-year period primarily due to an increase in the variable interest rates on our credit facilities.  Our weighted average interest rate on total variable-rate debt increased 102 basis points compared to the prior-year period largely as a result of LIBOR floors and increased spreads.  Additionally, capitalized interest has declined due to the opening of the New Properties in 2009 and interest expense during the first part of 2010 includes amortization of costs incurred in connection with the extension of our credit facilities in the latter part of 2009.

During the nine months ended September 30, 2009, we incurred non-cash impairment losses totaling $8.8 million.  We recorded a charge of $7.7 million on our investment in Jinsheng Group (“Jinsheng”), an established mall operating and real estate development company located in Nanjing, China, due to a decline in expected future cash flows.  The decrease was a result of declining occupancy and sales due to the then downturn of the real estate market in China.  We also recorded a $1.1 million charge related to the then pending sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.

During the nine months ended September 30, 2010, we recognized a gain on sales of real estate assets of $2.6 million related to the sale of six parcels of land.  We recognized a gain on sales of real estate assets of $1.5 million during the nine months ended September 30, 2009.  A gain of $1.6 million resulted from the sale of two parcels of land, partially offset by a loss of $0.1 million related to the disposition of our investment in Brazil.

Equity in earnings of unconsolidated affiliates decreased by $2.5 million during the nine months ended September 30, 2010 primarily due to capital transactions related to two of our joint venture properties that are owned with the same partner.  During the third quarter of 2010, our joint venture partner contributed a significant amount of capital to one of the properties and we received a substantial non-cash distribution from the other property.  These capital events had a one-time negative effect due to the resulting change in the allocation of earnings based on the waterfall provisions of each joint venture agreement.

The income tax benefit of $5.1 million for the nine months ended September 30, 2010 relates to our taxable REIT subsidiary and consists of a current tax benefit of $7.3 million, partially offset by a deferred income tax provision of $2.2 million.  During the nine months ended September 30, 2009, we recorded an income tax benefit of $0.6 million, consisting of a deferred tax benefit of $1.4 million, partially offset by a provision for current income taxes of $0.8 million, partially offset by a deferred tax benefit of $1.4 million.

Income (loss) from discontinued operations for the nine months ended September 30, 2010 and 2009 includes the operating results of one mall that was sold in October 2010 and the true up of estimated expenses to actual amounts for properties sold during previous years.  Loss on discontinued operations for the nine months ended September 30, 2009 includes the true up of estimated expenses to actual amounts for properties sold during previous years.

Operational Review

The shopping center business is, to some extent, seasonal in nature with tenants typically achieving the highest levels of sales during the fourth quarter due to the holiday season, which generally results in higher percentage rents in the fourth quarter. Additionally, the malls earn most of their rents from short-term tenants during the holiday period. Thus, occupancy levels and revenue production are generally the highest in the fourth quarter of each year. Results of operations realized in any one quarter may not be indicative of the results likely to be experienced over the course of the fiscal year.

We classify our regional malls into two categories – malls that have completed their initial lease-up are referred to as stabilized malls and malls that are in their initial lease-up phase and have not been open for three calendar years are referred to as non-stabilized malls. Alamance Crossing in Burlington, NC, which opened in August 2007, and our mixed-use center, Pearland Town Center (the financial results of which are classified in Malls), which opened in July 2008, are our only non-stabilized malls as of September 30, 2010.

We derive a significant amount of our revenues from the mall properties. The sources of our revenues by property type were as follows:

	Nine Months Ended September 30,
	2010	2009
Malls	89.0%	90.3%
Associated centers	4.0%	3.8%
Community centers	2.8%	1.7%
Mortgages, office buildings and other	4.2%	4.2%

Mall store sales per square foot for the nine months ended September 30, 2010 for our portfolio increased 2.7% from the prior-year period.  Mall store sales for the trailing twelve months ended September 30, 2010 on a comparable per square foot basis were $319 per square foot compared with $317 per square foot in the prior-year period, an increase of 0.6%.  Third quarter continued the favorable sales trend that we have seen earlier in the year for our portfolio.  Back-to-school season provided encouraging sales results and shoppers have taken advantage of available promotions and events such as sales tax holidays.  While retailers continue to watch inventory levels closely and are highly promotional, we anticipate a solid holiday sales season.

Occupancy

Our portfolio occupancy is summarized in the following table:

	At September 30,
	2010	2009
Total portfolio occupancy	91.0%	89.2%
Total mall portfolio	91.3%	89.9%
Stabilized malls	91.6%	90.3%
Non-stabilized malls	78.0%	74.0%
Associated centers	92.6%	90.0%
Community centers	88.2%	80.4%

Occupancy levels at September 30, 2010 are a reflection of the strong relationships that we enjoy with our retail partners.  Our occupancy improvements during 2010 are an indication of the demand that we are receiving from retailers and their desire to locate in dominant properties within our portfolio.  Total portfolio occupancy increased 180 basis points from the prior-year period to 91.0%. Stabilized mall occupancy increased 130 basis points to 91.6% compared with the prior-year period.  Certain re-leased box locations opening in the associated center and community center portfolios, as well as specialty stores continuing to fulfill their expansion plans, have contributed to this growth.  We are also benefiting from the increase in expansion plans from a number of retailers including several new concepts opening in our centers.

During the third quarter of 2010, we experienced limited tenant bankruptcy activity.  We are optimistic that tenant bankruptcy and store closure rates will continue to decline over the remainder of the year and remain below the average rates experienced since 2008.

Leasing

During the third quarter of 2010, we signed approximately 1.1 million square feet of leases including 1.0 million square feet of leases in our operating portfolio and approximately 0.1 million square feet of development leases.  The leases signed in our operating portfolio included 0.3 million square feet of new leases and 0.7 million square feet of renewals.

Average annual base rents per square foot were as follows for each property type:

	At September 30,
	2010	2009
Stabilized malls	$28.82	$29.04
Non-stabilized malls	25.57	26.04
Associated centers	11.78	11.74
Community centers	14.56	14.83
Office buildings	18.41	19.11

Results from new and renewal leasing of comparable small shop space during the three and nine months ended September 30, 2010 for spaces that were previously occupied are as follows:

	Square Feet	Prior Gross Rent PSF	New Initial Gross Rent PSF	% Change Initial	New Average Gross Rent PSF (2)	% Change Average
Quarter:
All Property Types (1)	670,401	$38.73	$35.75	-7.7%	$36.88	-4.8%
Stabilized malls	596,503	41.14	37.91	-7.9%	39.12	-4.9%
New leases	151,439	43.78	44.43	1.5%	46.79	6.9%
Renewal leases	445,064	40.25	35.69	-11.3%	36.51	-9.3%

Year to Date:
All Property Types (1)	1,933,317	38.79	34.43	-11.2%	35.46	-8.6%
Stabilized malls	1,750,045	40.77	36.15	-11.3%	37.22	-8.7%
New leases	489,760	43.50	39.43	-9.4%	41.45	-4.7%
Renewal leases	1,260,285	39.71	34.87	-12.2%	35.58	-10.4%

(1)	Includes stabilized malls, associated centers, community centers and offices.
(2)	Average Gross Rent does not incorporate allowable future increases for recoverable common area expenses.

During the third quarter of 2010, rental rates were signed at an average decrease of 4.8% from the prior gross rent per square foot on a same space basis for new and renewal leases.  While we are pleased with the significant improvement this quarter, we are still working hard to get the lease spreads into positive territory.  We are concurrently seeking longer term leases with the deals that achieve positive rental rate growth.  For leases with terms longer than three years, our average lease spread increase was almost 10.0%.  During the third quarter of 2010, approximately 51.0% of the leases signed had terms longer than three years, which is an improvement over the prior-year quarter.

We are continuing to sign shorter term leases in locations where space is not currently renting at favorable rates.  Fortunately, we are seeing a diminished frequency of these situations.   We are pleased by this trend and believe this will continue throughout the year as the economy recovers.  We will also be looking to improve the rental rates on shorter term deals that we have signed over the last twelve months as they expire.

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

On October 18, 2010, we completed an underwritten public offering of 4,400,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $23.1954 per share including accrued dividends of $0.1485 per share.  On October 19, 2010, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, we sold a total of 4,850,000 depositary shares in the offering for net proceeds of approximately $108.7 million after underwriting costs and related expenses. The net proceeds included aggregate accrued dividends of $0.7 million that were received as part of the offering price. The net proceeds were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

        In June 2010, our 50.6% owned unconsolidated joint venture, Mall Shopping Center Company, sold Plaza del Sol in Del Rio, TX.  The joint venture recognized a gain of $1.2 million from the sale, of which our share was $0.1 million, net of the excess of our basis over our underlying equity in the amount of $0.6 million.

Subsequent to September 30, 2010, we completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1.9 million less commissions and customary closing costs for a net sales price of $1.8 million.  We expect to record a gain of approximately $0.4 million attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on our $525.0 million secured credit facility.

In October 2010, we acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The interest was acquired for total consideration of $38.8 million, which consisted of $17.8 million in cash and the assumption of the remaining $21.0 million interest in the loan secured by Parkway Place.

Also in October 2010, we announced that we had formed a 75/25 joint venture, OK City Outlets, LLC, with Horizon Group Properties, Inc. to develop The Outlet Shoppes at Oklahoma City in Oklahoma City, OK. The partners contributed aggregate equity of $16.2 million at formation, of which we contributed $12.1 million.  The joint venture has received a construction loan commitment of $48.9 million and we will guarantee the entire amount for which we will receive a guaranty fee.

During the nine months ended September 30, 2010, we entered into financing transactions related to our pro rata share of consolidated and unconsolidated debt totaling $370.8 million secured by six operating properties, one of which is unconsolidated.  After payment of the existing loans with principal balances totaling $304.5 million, plus accrued interest and closing costs, excess proceeds were used to pay down our secured credit facilities.

Also during the nine months ended September 30, 2010, we repaid six CMBS loans, each secured by an operating property, totaling $180.3 million with borrowings from the $560.0 million credit facility.  The six operating properties were added to the collateral pool securing that facility.

In July 2010, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million, extending the facility’s maturity date to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  We have term sheets or availability on our lines of credit to address all of our remaining 2010 debt maturities.

We are encouraged by the positive changes in the capital and credit markets.  We are looking at opportunities to take advantage of the current attractive rates available and are exploring placing property-specific loans on several of the properties currently covered by our $560.0 million secured credit facility.  This would allow us to essentially swap out recourse floating rate debt into non-recourse fixed rate debt at current favorable interest rates.  In addition, it would provide us with further availability on that facility to pay off future loans maturing in 2011 and 2012.  As of September 30, 2010, we had approximately $438.7 million available on our lines of credit.

We derive a majority of our revenues from leases with retail tenants, which has historically been the primary source for funding short-term liquidity and capital needs such as operating expenses, debt service, tenant construction allowances, recurring capital expenditures, dividends and distributions. We believe that the combination of cash flows generated from our operations, combined with our debt and equity sources and the availability under our lines of credit will, for the foreseeable future, provide adequate liquidity to meet our cash needs.  In addition to these factors, we have options available to us to generate additional liquidity, including but not limited to, equity offerings, joint venture investments, issuances of noncontrolling interests in our Operating Partnership, decreasing the amount of expenditures we make related to tenant construction allowances and other capital expenditures and implementing further cost containment initiatives.  We also generate revenues from sales of peripheral land at the properties and from sales of real estate assets when it is determined that we can realize an optimal value for the assets.

Cash Flows From Operations

There was $56.7 million of unrestricted cash and cash equivalents as of September 30, 2010, an increase of $8.6 million from December 31, 2009.  Cash provided by operating activities during the nine months ended September 30, 2010, decreased $8.0 million to $289.8 million from $297.8 million during the nine months ended September 30, 2009. The decrease was primarily attributable to the decline in rental and other revenues, partially offset by lower operating expenses and the operations of the New Properties.

Debt

The following tables summarize debt based on our pro rata ownership share, including our pro rata share of unconsolidated affiliates and excluding noncontrolling investors’ share of consolidated properties, because we believe this provides investors and lenders a clearer understanding of our total debt obligations and liquidity (in thousands):

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
September 30, 2010:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,723,900	$(24,863)	$420,545	$4,119,582	5.81%
Recourse term loans on operating properties (2)	71,204	-	-	71,204	4.55%
Total fixed-rate debt	3,795,104	(24,863)	420,545	4,190,786	5.78%
Variable-rate debt:
Non-recourse term loans on operating properties	43,750	-	20,118	63,868	1.51%
Recourse term loans on operating properties	399,154	(928)	147,378	545,604	2.92%
Construction loans	5,324	-	-	5,324	3.43%
Secured lines of credit	744,044	-	-	744,044	3.75%
Unsecured term loans	437,494	-	-	437,494	1.64%
Total variable-rate debt	1,629,766	(928)	167,496	1,796,334	2.93%
Total	$5,424,870	$(25,791)	$588,041	$5,987,120	4.93%

	Consolidated	Noncontrolling Interests	Unconsolidated Affiliates	Total	Weighted Average Interest Rate (1)
December 31, 2009:
Fixed-rate debt:
Non-recourse loans on operating properties	$3,932,572	$(23,737)	$404,104	$4,312,939	5.99%
Recourse term loans on operating properties (2)	117,146	-	-	117,146	5.28%
Total fixed-rate debt	4,049,718	(23,737)	404,104	4,430,085	5.96%
Variable-rate debt:
Recourse term loans on operating properties	242,763	(928)	98,708	340,543	1.97%
Construction loans	126,958	-	88,179	215,137	3.37%
Land loans	-		3,276	3,276	2.23%
Secured lines of credit	759,206	-	-	759,206	4.19%
Unsecured term loans	437,494	-	-	437,494	1.73%
Total variable-rate debt	1,566,421	(928)	190,163	1,755,656	3.04%
Total	$5,616,139	$(24,665)	$594,267	$6,185,741	5.13%

(1)	Weighted average interest rate includes the effect of debt premiums (discounts), but excludes amortization of deferred financing costs.
(2)
We have entered into an interest rate swap on a notional amount totaling $40,000 as of September 30, 2010 and December 31, 2009 related to one of our variable-rate loans on operating properties to effectively fix the interest rate on that loan.  Therefore, this amount is currently reflected in fixed-rate debt.

During the remainder of 2010, a total of $299.6 million of our pro rata share of consolidated and unconsolidated debt is scheduled to mature.  However, we have extensions of $273.8 million available at our option that we intend to exercise, leaving approximately $25.8 million of maturities in 2010 related to two property-specific loans that must be retired or refinanced.  We have term sheets or availability on our lines of credit to address all of our remaining 2010 debt maturities.

The weighted average remaining term of our total share of consolidated and unconsolidated debt was 3.5 years at September 30, 2010 and 3.7 years at December 31, 2009. The weighted average remaining term of our pro rata share of fixed-rate debt was 4.7 years and 4.5 years at September 30, 2010 and December 31, 2009, respectively.

As of September 30, 2010 and December 31, 2009, our pro rata share of consolidated and unconsolidated variable-rate debt represented 30.0% and 28.4%, respectively, of our total pro rata share of debt. As of September 30, 2010, our share of consolidated and unconsolidated variable-rate debt represented 20.2% of our total market capitalization (see Equity below) as compared to 21.1% as of December 31, 2009.

Secured Lines of Credit

We have three secured lines of credit that are used for mortgage retirement, working capital, construction and acquisition purposes, as well as issuances of letters of credit. Each of these lines is secured by mortgages on certain of our operating properties. Borrowings under the secured lines of credit bear interest at LIBOR, subject to a floor of 1.50%, plus a margin ranging from 1.45% to 4.25% and had a weighted average interest rate of 3.75% at September 30, 2010. The Company also pays fees based on the amount of unused availability under its two largest secured lines of credit at an annual rate of 0.35% of unused availability. The following summarizes certain information about the secured lines of credit as of September 30, 2010 (in thousands):

Total Capacity	Total Outstanding		Maturity Date	Extended Maturity Date
$560,000	$518,920		August 2011	April 2014
525,000	220,124	(1)	February 2012	February 2013
105,000	5,000		June 2012	N/A
$1,190,000	$744,044

(1)	There was an additional $7,291 outstanding on this secured line of credit as of September 30, 2010 for letters of credit. Up to $50,000 of the capacity on this line can be used for letters of credit.

During the third quarter of 2010, we closed on the extension and modification of our secured credit facility with total capacity of $105.0 million.  The facility’s maturity date was extended to June 2012 at its existing interest rate of LIBOR, subject to a floor of 1.50%, plus a margin of 300 basis points.  The total capacity on this line of credit was scheduled to decrease to $82.5 million at June 1, 2011 due to an exiting participant lender that has provided $22.5 million of this line’s total capacity, unless a replacement lender was found.  We executed an agreement with a replacement lender on November 2, 2010 for the full amount of the exiting participant’s portion of the facility’s total capacity.

We also have secured and unsecured lines of credit with a total commitment of $21.0 million that are used only to issue letters of credit. There was $17.7 million outstanding under these lines at September 30, 2010.

Unsecured Term Loans

We have an unsecured term loan with total availability of $228.0 million that bears interest at LIBOR plus a margin of 1.50% to 1.80% based on our leverage ratio, as defined in the loan agreement.  At September 30, 2010, the outstanding borrowings of $228.0 million under the unsecured term loan had a weighted average interest rate of 1.87%.  The loan matures in April 2011 and has two one-year extension options, which are at our election, for an outside maturity date of April 2013.

We have an unsecured term loan that was obtained for the exclusive purpose of acquiring certain properties from the Starmount Company or its affiliates.  At September 30, 2010, the outstanding borrowings of $209.5 million under this loan had a weighted average interest rate of 1.38%.  We completed our acquisition of the properties in February 2008 and, as a result, no further draws can be made against the loan.  The unsecured term loan bears interest at LIBOR plus a margin of 0.95% to 1.40% based on our leverage ratio, as defined in the loan agreement.  Net proceeds from a sale or our share of excess proceeds from any refinancings of any of the properties originally purchased with borrowings from this unsecured term loan must be used to pay down any remaining outstanding balance.  The loan matures in November 2010 and has two one-year extension options, which are at our election, for an outside maturity date of November 2012.

The agreements to the $560.0 million and $525.0 million secured credit facilities and the two unsecured term loans described above, each with the same lender, contain default and cross-default provisions customary for transactions of this nature (with applicable customary grace periods) in the event (i) there is a default in the payment of any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities, or (ii) there is any other type of default with respect to any indebtedness owed by us to any institution which is a part of the lender groups for the credit facilities and such lender accelerates the payment of the indebtedness owed to it as a result of such default.  The credit facility agreements provide that, upon the occurrence and continuation of an event of default, payment of all amounts outstanding under these credit facilities and those facilities with which these agreements reference cross-default provisions may be accelerated and the lenders’ commitments may be terminated.  Additionally, any default in the payment of any recourse indebtedness greater than $50.0 million or any non-recourse indebtedness greater than $100.0 million, regardless of whether the lending institution is a part of the lender groups for the credit facilities, will constitute an event of default under the agreements to the credit facilities.  We were not in default with regard to any of these provisions as of September 30, 2010.

Mortgages on Operating Properties

During the third quarter of 2010, we repaid four CMBS loans with aggregate principal balances of $132.5 million that were secured by Stroud Mall in Stroudsburg, PA, York Galleria in York, PA, and Parkdale Mall and Parkdale Crossing in Beaumont, TX with borrowings from the $560.0 million credit facility.  The properties were added to the collateral pool securing that facility.

Also during the third quarter of 2010, we closed on a $65.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Valley View Mall in Roanoke, VA.  The new loan replaced an existing loan with a principal balance of $40.6 million that was scheduled to mature in September 2010.  The excess proceeds received from the refinancing were used to pay down our secured credit facilities.

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

In addition, we entered into a $21.0 million ten-year, non-recourse CMBS loan with a fixed interest rate of 6.50% secured by Parkway Place, an unconsolidated operating property in Huntsville, AL.  The $21.0 million loan represents our 50% share of the total $42.0 million loan obtained on the property.  The loan replaced an existing $51.0 million loan that was scheduled to mature in June 2010, of which our 50% share was $25.5 million.  In October 2010, we acquired our joint venture partner's 50% ownership interest in Parkway Place and as a result, assumed their $21.0 million share of this loan.

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

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24.4 million.  The total amount outstanding at September 30, 2010 on the loans was $77.2 million of which we have guaranteed $20.8 million. The $20.8 million guaranteed amount is included in our pro rata share of consolidated and unconsolidated debt at September 30, 2010.

Interest Rate Hedging Instruments

($ in 000's)
Instrument Type	Location in Consolidated Balance Sheet	Notional Amount	Designated Benchmark Interest Rate	Strike Rate	Fair Value at 9/30/10	Fair Value at 12/31/09	Maturity Date
Cap	Intangible lease assets and other assets	$ 72,000 (amortizing to $69,375)	3-month LIBOR	3.000%	$ 3	$ -	Jan-12
Cap	Intangible lease assets and other assets	80,000	USD-SIFMA Municipal Swap Index	4.000%	-	2	Dec-10
Pay fixed/ Receive variable Swap	Accounts payable and accrued liabilities	40,000	1-month LIBOR	2.175%	(144)	(636)	Nov-10

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

On October 18, 2010, we completed an underwritten public offering of 4,400,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per depositary share.  The depositary shares were sold at $23.1954 per share including accrued dividends of $0.1485 per share.  On October 19, 2010, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, we sold a total of 4,850,000 depositary shares in the offering for net proceeds of approximately $108.7 million after underwriting costs and related expenses. The net proceeds included aggregate accrued dividends of $0.7 million that were received as part of the offering price. The net proceeds were used to reduce outstanding borrowings under our credit facilities and for general corporate purposes.

Including the shares issued in these offerings, we now have 18,150,000 depositary shares outstanding, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock. The securities are redeemable at liquidation preference totaling $453.8 million, plus accrued and unpaid dividends, at any time at our option. These securities have no stated maturity, sinking fund or mandatory redemption provisions and are not convertible into any of our other securities.

During the nine months ended September 30, 2010, we paid cash dividends of $84.9 million to holders of our common stock and our preferred stock, as well as $64.4 million in distributions to the noncontrolling interest investors in our Operating Partnership and other consolidated subsidiaries.

On August 31, 2010, we announced a third quarter 2010 common stock dividend of $0.20 per share payable in cash, that was paid on October 15, 2010.  On June 2, 2010, we announced a second quarter 2010 common stock dividend of $0.20 per share payable in cash, that was paid on July 15, 2010.  On February 22, 2010, we announced a first quarter 2010 common stock dividend of $0.20 per share payable in cash, that was paid on April 16, 2010.  Future dividends payable will be determined by our Board of Directors based upon circumstances at the time of declaration.

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

Our strategy is to maintain a conservative debt-to-total-market capitalization ratio in order to enhance our access to the broadest range of capital markets, both public and private. Based on our share of total consolidated and unconsolidated debt and the market value of equity, our debt-to-total-market capitalization (debt plus market value of equity) ratio was as follows at September 30, 2010 (in thousands, except stock prices):

	Shares Outstanding	Stock Price (1)	Value
Common stock and operating partnership units	190,024	$13.06	$2,481,713
7.75% Series C Cumulative Redeemable Preferred Stock	460	250.00	115,000
7.375% Series D Cumulative Redeemable Preferred Stock	1,330	250.00	332,500
Total market equity			2,929,213
Company’s share of total debt			5,987,120
Total market capitalization			$8,916,333
Debt-to-total-market capitalization ratio			67.1%

(1)
Stock price for common stock and Operating Partnership units equals the closing price of the common stock on September 30, 2010. The stock price for the preferred stock represents the liquidation preference of each respective series of preferred stock.

Capital Expenditures

Including our share of unconsolidated affiliates’ capital expenditures, we spent $12.6 million and $30.3 million during the three and nine month periods ended September 30, 2010, respectively, for tenant allowances, which generally generate increased rents from tenants over the terms of their leases. Deferred maintenance expenditures were $8.0 million for the three months ended September 30, 2010 and included $1.4 million for roof replacements and $6.6 million for various other capital expenditures.  Deferred maintenance expenditures were $14.8 million for the nine months ended September 30, 2010 and included $3.2 million for roof replacements and repairs and $11.6 million for various other capital expenditures.

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

As part of our strategy to strengthen our liquidity position, we have focused on reducing capital expenditures related to renovations and tenant allowances.  Since the vast majority of our properties have been renovated within the last ten years, we decided to delay any renovation plans during 2009 and do not have any renovations scheduled for 2010.

Annual capital expenditures budgets are prepared for each of our properties that are intended to provide for all necessary recurring and non-recurring capital expenditures. We believe that property operating cash flows, which include reimbursements from tenants for certain expenses, will provide the necessary funding for these expenditures.

Developments and Expansions

The following table summarizes our development projects as of September 30, 2010 (dollars in thousands):

Properties Opened During the Nine Months Ended September 30, 2010
(Dollars in thousands)

		Total Project	CBL's Share of
Property	Location	Square Feet	Total Cost (d)	Cost to Date (e)	Date Opened	Initial Yield
Community Center:
The Pavilion at Port Orange (Phase I and Phase 1A) (a)	Port Orange, FL	494,025	$67,742	$61,367	Fall-09/Spring-10	7.3	%*

Properties Under Development at September 30, 2010
(Dollars in thousands)
		Total
		Project	CBL's Share of		Expected
Property	Location	Square Feet	Total Cost (d)	Cost to Date (e)	Opening Date	Initial Yield
Mall Expansion:
Alamance West	Burlington, NC	235,938	$16,176	$3,096	Fall-11	10.9%

Community Center Expansion:
Settlers Ridge Phase II	Robinson Township, PA	86,617	11,598	3,729	Summer-11	10.4%

Community/Outlet Centers:
The Forum at Grandview Phase I (b)	Madison, MS	110,690	18,591	20,857	Fall-10	6.3%*
The Outlet Shoppes at Oklahoma City (c)	Oklahoma City, OK	325,200	60,828	-	Fall-11	10.3%
		758,445	$107,193	$27,682

(a)	The Pavilion at Port Orange is a 50/50 joint venture.
(b)	The Forum at Grandview is a 75/25 joint venture.
(c)
The Outlet Shoppes at Oklahoma City was owned by Horizon Group Properties, Inc. ("Horizon") at September 30, 2010.  The Company entered into a 75/25 joint venture with Horizon in October 2010 related to this property.

(d)	Total Cost is presented net of reimbursements to be received.
(e)	Cost to Date does not reflect reimbursements until they are received.

*	Pro forma initial yields for phased projects reflect full land cost in Phase I. Combined pro forma yields are higher than Phase I project yields.

We celebrated the grand opening of the first phase of The Pavilion at Port Orange, a 492,000-square-foot-open-air development in Port Orange, FL, on March 10, 2010.  The project opened approximately 92% leased or committed with anchors including Hollywood Theaters, Belk, HomeGoods, Marshalls, Michaels, PETCO and ULTA.

In March 2010, we began construction on The Forum at Grandview, the first phase of a 75/25 joint venture community center project in Madison, MS.  We converted our ground lease position into a 75% ownership interest in the development.  This project will serve to meet the strong retail demand in the Madison area of greater Jackson, MS.  The first phase of this project is 110,000 square feet comprised of anchors including Dick’s Sporting Goods, Best Buy and Stein Mart.  The project is 100% leased and will open in November 2010.

During the third quarter of 2010, we began construction on second phases of our centers in Burlington, NC and Pittsburgh, PA.  In 2007, we opened Alamance Crossing and have now started construction on Alamance West, a 210,000-square-foot second phase.  The project will include a wholesale club, a sporting goods store and an 80,000-square-foot fashion anchor.  Alamance West is scheduled to open in fall 2011.

We are also starting construction on a 78,000-square-foot expansion of Settlers Ridge, which we opened last year.  The project will include Michaels, Ross Dress for Less and an additional junior anchor.  The project is scheduled to open in spring 2011.

We have entered into one option agreement for the development of a future shopping center.  Except for the projects presented above, we do not have any other material capital commitments as of September 30, 2010.

Acquisitions

In October 2010, we acquired the remaining 50% interest in Parkway Place in Huntsville, AL, from our joint venture partner. The interest was acquired for total consideration of $38.8 million, which consisted of $17.8 million in cash and the assumption of the remaining $21.0 million interest in the loan secured by Parkway Place.

Dispositions

On October 14, 2010, we completed the sale of Pemberton Square, located in Vicksburg, MS, for a sales price of $1.9 million less commissions and customary closing costs for a net sales price of $1.8 million.  We expect to record a gain of approximately $0.4 million attributable to the sale in the fourth quarter of 2010.  Proceeds from the sale were used to reduce the outstanding borrowings on our $525.0 million secured credit facility.

Off-Balance Sheet Arrangements

Unconsolidated Affiliates

We have ownership interests in 17 unconsolidated affiliates as of September 30, 2010, that are described in Note 4 to the consolidated financial statements. The unconsolidated affiliates are accounted for using the equity method of accounting and are reflected in the consolidated balance sheets as “Investments in Unconsolidated Affiliates.”  The following are circumstances when we may consider entering into a joint venture with a third party:

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

Guarantees

We may guarantee the debt of a joint venture primarily because it allows the joint venture to obtain funding at a lower cost than could be obtained otherwise. This results in a higher return for the joint venture on its investment, and a higher return on our investment in the joint venture. We may receive a fee from the joint venture for providing the guaranty. Additionally, when we issue a guaranty, the terms of the joint venture agreement typically provide that we may receive indemnification from the joint venture partner or have the ability to increase our ownership interest.

We own a parcel of land that we are ground leasing to a third party developer for the purpose of developing a shopping center.  We have guaranteed 27% of the third party’s construction loan and bond line of credit (the “loans”) of which the maximum guaranteed amount is $24.4 million.  The total amount outstanding at September 30, 2010 on the loans was $77.2 million of which we have guaranteed $20.8 million.  The third party’s loans mature in July 2012.  We have recorded an obligation of $0.3 million in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 to reflect the estimated fair value of the guaranty.

We have guaranteed 100% of the construction and land loans of West Melbourne I, LLC (“West Melbourne”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $50.7 million.  West Melbourne developed and, in April 2009, opened Hammock Landing, a community center in West Melbourne, FL. The total amount outstanding at September 30, 2010 on the loans was $45.6 million.  The guaranty will expire upon repayment of the debt.  The land loan, representing $3.3 million of the amount outstanding at September 30, 2010, matures in August 2011.  The construction loan, representing $42.3 million of the amount outstanding at September 30, 2010, matures in August 2011 and has two one-year extension options available.  We have recorded an obligation of $0.7 million in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed 100% of the construction loan of Port Orange I, LLC (“Port Orange”), an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $97.2 million.  Port Orange developed and, in March 2010, opened The Pavilion at Port Orange, a community center in Port Orange, FL. The total amount outstanding at September 30, 2010 on the loan was $69.4 million. The guaranty will expire upon repayment of debt.  The loan matures in December 2011 and has two one-year extension options available.  We have recorded an obligation of $1.1 million in the accompanying condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 to reflect the estimated fair value of this guaranty.

We have guaranteed the lease performance of York Town Center, LP (“YTC”), an unconsolidated affiliate in which we own a 50% interest, under the terms of an agreement with a third party that owns property as part of York Town Center. Under the terms of that agreement, YTC is obligated to cause performance of the third party’s obligations as landlord under its lease with its sole tenant, including, but not limited to, provisions such as co-tenancy and exclusivity requirements. Should YTC fail to cause performance, then the tenant under the third party landlord’s lease may pursue certain remedies ranging from rights to terminate its lease to receiving reductions in rent. We have guaranteed YTC’s performance under this agreement up to a maximum of $22.0 million, which decreases by $0.8 million annually until the guaranteed amount is reduced to $10.0 million. The guaranty expires on December 31, 2020.  The maximum guaranteed obligation was $18.8 million as of September 30, 2010.  We entered into an agreement with our joint venture partner under which the joint venture partner has agreed to reimburse us 50% of any amounts we are obligated to fund under the guaranty.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

We have guaranteed 100% of a construction loan of JG Gulf Coast town Center, LLC, an unconsolidated affiliate in which we own a 50% interest, of which the maximum guaranteed amount is $11.6 million.  Proceeds from the construction loan are designated for the development of Phase III of Gulf Coast Town Center, an open-air center in Fort Myers, FL. The total amount outstanding at September 30, 2010 on the loan was $11.6 million. The guaranty will expire upon repayment of the debt.  The loan matures in April 2011 and has a one year extension option available.  We did not record an obligation for this guaranty because we determined that the fair value of the guaranty is not material.

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

During the course of our normal quarterly impairment review process for the second quarter of 2010, it was determined that a write-down of the depreciated book value of Oak Hollow Mall in High Point, NC, to its estimated fair value was necessary, resulting in a non-cash loss on impairment of real estate assets of $25.4 million for the nine months ended September 30, 2010.

No impairments of the carrying values of long-lived assets were incurred during the three months ended September 30, 2010 and the three and nine months ended September 30, 2009.

Allowance for Doubtful Accounts

We periodically perform a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectability of those balances.  Our estimate of the allowance for doubtful accounts requires significant judgment about the timing, frequency and severity of collection losses, which affects the allowance and net income.  We recorded a provision for doubtful accounts of $3.0 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively.

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

During the three and nine months ended September 30, 2009, we recorded a non-cash impairment charge of $1.1 million related to the then pending sale of our interest in Plaza Macaé in Macaé, Brazil to reflect the fair value of the investment.

During the nine months ended September 30, 2009, we recorded a non-cash impairment charge of $7.7 million related to our cost-method investment in Jinsheng due to a decline in expected future cash flows.  The projected decrease was a result of declining occupancy and sales due to the downturn of the real estate market in China in early 2009.  No impairments of investments in unconsolidated affiliates were incurred during the nine months ended September 30, 2010.

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

During the nine months ended September 30, 2010, we recorded a non-cash loss on impairment of real estate assets related to one operating property.  Considering the significance and nature of the impairment, we believe that it is important to identify the impact of the charge on our FFO measures for a reader to have a complete understanding of our results of operations.  Therefore, we have also presented our FFO measure excluding the impairment charge.

FFO does not represent cash flows from operations as defined by GAAP, is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income for purposes of evaluating our operating performance or to cash flow as a measure of liquidity.

FFO of the Operating Partnership decreased 5.0% to $89.5 million for the three months ended September 30, 2010 from $94.2 million for the same period in 2009 primarily as result of a $2.9 million increase in preferred dividends, a $1.0 million increase in interest expense, and a $0.9 million decline in gains on sales of real estate assets.  FFO of the Operating Partnership decreased 9.8% for the nine months ended September 30, 2010 to $251.7 million compared to $279.0 million for the same period in 2009, primarily as a result of the aforementioned impairment charge.  Excluding the impairment charge, FFO of the Operating Partnership decreased 0.6% for the nine months ended September 30, 2010, compared to the prior-year period.

The reconciliation of FFO to net income (loss) available to common shareholders is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income available to common shareholders	$9,580	$11,134	$13,266	$20,983
Noncontrolling interest in income of operating partnership	3,605	4,758	4,992	11,173
Depreciation and amortization expense of:
Consolidated properties	73,333	71,161	215,953	225,069
Unconsolidated affiliates	5,681	7,428	21,052	22,492
Discontinued operations	19	100	63	296
Non-real estate assets	(2,463)	(241)	(2,901)	(731)
Noncontrolling investors' share of depreciation and amortization	(243)	(120)	(699)	(385)
(Gain) loss on discontinued operations	-	(10)	-	62
Funds from operations of the Operating Partnership	89,512	94,210	251,726	278,959
Loss on impairment of real estate	-	-	25,435	-
Funds from operations of the Operating Partnership, excluding loss on impairment of real estate	$89,512	$94,210	$277,161	$278,959

The reconciliations of FFO of the Operating Partnership to FFO allocable to the Company shareholders, including and excluding the loss on impairment of real estate, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Funds from operations of the operating partnership	$89,512	$94,210	$251,726	$278,959
Percentage allocable to Company shareholders (1)	72.66%	72.63%	72.66%	65.05%
Funds from operations allocable to Company shareholders	$65,039	$68,425	$182,904	$181,463

Funds from operations of the operating partnership, excluding loss on impairment of real estate	$89,512	$94,210	$277,161	$278,959
Percentage allocable to Company shareholders (1)	72.66%	72.63%	72.66%	65.05%
Funds from operations allocable to Company shareholders, excluding loss on impairment of real estate	$65,039	$68,425	$201,385	$181,463

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

Based on our proportionate share of consolidated and unconsolidated variable-rate debt at September 30, 2010, a 0.5% increase or decrease in interest rates on variable rate debt would increase or decrease annual cash flows by approximately $4.6 million and, after the effect of capitalized interest, annual earnings by approximately $4.6 million.

Based on our proportionate share of total consolidated and unconsolidated debt at September 30, 2010, a 0.5% increase in interest rates would decrease the fair value of debt by approximately $82.1 million, while a 0.5% decrease in interest rates would increase the fair value of debt by approximately $84.2 million.

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

PART II - OTHER INFORMATION

ITEM 1:   Legal Proceedings

      None

ITEM 1A.        Risk Factors

The following information updates the information disclosed in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, by providing information that is current as of September 30, 2010:

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

We own partial interests in 22 malls, 13 associated centers, five community centers and eight office buildings. We manage all but three of these properties.  Governor’s Square, Governor’s Plaza and Kentucky Oaks are all owned by joint ventures and are managed by a property manager that is affiliated with the third party managing general partner.  The property manager performs the property management and leasing services for these three Properties and receives a fee for its services. The managing partner of the Properties controls the cash flow distributions, although our approval is required for certain major decisions.

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

We believe that our Properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding the handling, discharge and emission of hazardous or toxic substances. As of September 30, 2010, we have recorded in our financial statements a liability of $2.9 million related to potential future asbestos abatement activities at our Properties which are not expected to have a material impact on our financial condition or results of operations. We have not been notified by any governmental authority, and are not otherwise aware, of any material noncompliance, liability or claim relating to hazardous or toxic substances in connection with any of our present or former Properties. Therefore, we have not recorded any liability related to hazardous or toxic substances. Nevertheless, it is possible that the environmental assessments available to us do not reveal all potential environmental liabilities. It is also possible that subsequent investigations will identify material contamination, that adverse environmental conditions have arisen subsequent to the performance of the environmental assessments, or that there are material environmental liabilities of which management is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Properties has not been or will not be affected by tenants and occupants of the Properties, by the condition of properties in the vicinity of the Properties or by third parties unrelated to us, the Operating Partnership or the relevant Property’s partnership.

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

In June 2009, we completed a public offering of 66,630,000 shares of our newly-issued common stock.  In April 2009, we issued 4,754,355 shares of common stock in connection with the payment of a portion of our first quarter 2009 common stock dividend.  These transactions have had a dilutive effect on our earnings per share and funds from operations per share for the three and nine months ended September 30, 2010.  We are not restricted by our organizational documents, contractual arrangements or otherwise from issuing additional common stock, including any securities that are convertible into or exchangeable or exercisable for, or that represent the right to receive, common stock or any substantially similar securities in the future.  Future sales or issuances of substantial amounts of our common stock may be at prices below the then-current market price of our common stock and may adversely impact the market price of our common stock.  Additionally, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after our recent common stock offering or the perception that such sales could occur.

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

In October 2010, we completed an additional equity offering of 4,400,000 depositary shares, each representing 1/10th of a share of our 7.375% Series D Cumulative Redeemable Preferred Stock, having a liquidation preference of $25.00 per share.  Subsequent thereto, the underwriters of the offering exercised their option to purchase an additional 450,000 depositary shares. As a result of the exercise of this option, the Company sold a total of 4,850,000 depositary shares in the offering.  The securities are redeemable at liquidation preference, plus accrued and unpaid dividends, at any time at the option of the Company.  The shares issued in the October 2010 offering will accrue dividends totaling approximately $8.9 million annually, decreasing earnings per share available to our common shareholders and the amounts available to our common shareholders for dividend payments.

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

After payment of the underwriting discount and our other offering expenses, we received approximately $123.6 million in net proceeds, including accrued dividends, from the sale of additional shares of our 7.375% Series D Cumulative Redeemable Preferred Stock in our offering which closed in March 2010 and approximately $108.7 million from the offering which closed in October 2010.  These proceeds were used to reduce amounts outstanding under our current credit facilities and for general corporate purposes.

On a pro forma basis as of September 30, 2010, assuming completion of the October 2010 offering and the use of the net proceeds as discussed above, our total share of consolidated and unconsolidated debt would have been approximately $5,878.4 million and our total share of consolidated and unconsolidated debt maturing in 2010, 2011 and 2012, giving effect to all maturity extensions received to date, would have been approximately $25.8 million, $414.2 million and $984.4 million, respectively.

At September 30, 2010, our total share of consolidated and unconsolidated debt outstanding was approximately $5,987.1 million, which represented approximately 67.1% of our total market capitalization at that time, and our total share of consolidated and unconsolidated debt maturing in 2010, 2011 and 2012, giving effect to all maturity extensions that are available at our election, was approximately $25.8 million, $414.2 million and $989.4 million, respectively.  Our substantial leverage could have important consequences.  For example, it could:

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

As of September 30, 2010, our total share of consolidated and unconsolidated variable rate debt was $1,796.3 million.  Increases in interest rates will increase our cash interest payments on the variable rate debt we have outstanding from time to time.  If we do not have sufficient cash flow from operations, we might not be able to make all required payments of principal and interest on our debt, which could result in a default or have a material adverse effect on our financial condition and results of operations, and which might adversely affect our cash flow and our ability to make distributions to shareholders.  These significant debt payment obligations might also require us to use a significant portion of our cash flow from operations to make interest and principal payments on our debt rather than for other purposes such as working capital, capital expenditures or distributions on our common equity.

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

Our credit facilities require us to satisfy certain affirmative and negative covenants and to meet numerous financial tests.  The financial covenants under the credit facilities require, among other things, that our Debt to Gross Asset Value ratio, as defined in the agreements to our credit facilities, be less than 65%, that our Interest Coverage ratio, as defined, be greater than 1.75, and that our Debt Service Coverage ratio, as defined, be greater than 1.50.  Compliance with each of these ratios is dependent upon our financial performance.  The Debt to Gross Asset Value ratio is based, in part, on applying a capitalization rate to our earnings before income taxes, depreciation and amortization (“EBITDA”), as defined in the agreements to our credit facilities.  Based on this calculation method, decreases in EBITDA would result in an increased Debt to Gross Asset Value ratio, although overall debt levels remain constant.  As of September 30, 2010, the Debt to Gross Asset Value ratio was 54.1% and we were in compliance with all other covenants related to our credit facilities.

RISKS RELATED TO GEOGRAPHIC CONCENTRATIONS

Since our Properties are located principally in the Southeastern and Midwestern United States, our financial position, results of operations and funds available for distribution to shareholders are subject generally to economic conditions in these regions.

Our Properties are located principally in the southeastern and midwestern United States. Our Properties located in the southeastern United States accounted for approximately 47.4% of our total revenues from all Properties for the nine months ended September 30, 2010 and currently include 44 malls, 20 associated centers, nine community centers and 18 office buildings. Our Properties located in the midwestern United States accounted for approximately 33.3% of our total revenues from all Properties for the nine months ended September 30, 2010 and currently include 26 malls and four associated centers. Our results of operations and funds available for distribution to shareholders therefore will be subject generally to economic conditions in the southeastern and midwestern United States. While we already have Properties located in eight states across the southwestern, northeastern and western regions, we will continue to look for opportunities to geographically diversify our portfolio in order to minimize dependency on any particular region; however, the expansion of the portfolio through both acquisitions and developments is contingent on many factors including consumer demand, competition and economic conditions.

Our financial position, results of operations and funds available for distribution to shareholders could be adversely affected by any economic downturn affecting the operating results at our Properties in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas, which are our five largest markets.

Our Properties located in the St. Louis, MO, Nashville, TN, Kansas City (Overland Park), KS, Madison, WI, and Chattanooga, TN metropolitan areas accounted for approximately 9.9%, 4.0%, 3.1%, 2.8% and 2.7%, respectively, of our total revenues for the nine months ended September 30, 2010. No other market accounted for more than 2.6% of our total revenues for the nine months ended September 30, 2010. Our financial position and results of operations will therefore be affected by the results experienced at Properties located in these metropolitan areas.

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

Since we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our common and preferred stock depends on the distributions we receive from our Operating Partnership.

    Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on our common and preferred stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. Additionally, the terms of some of the debt to which our Operating Partnership is a party may limit its ability to make some types of payments and other distributions to us. This in turn may limit our ability to make some types of payments, including payment of dividends to our stockholders, unless we meet certain financial tests. As a result, if our Operating Partnership fails to pay distributions to us, we generally will not be able to pay dividends to our stockholders for one or more dividend periods.

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

•
Advance Notice Requirements for Stockholder Proposals – Our bylaws establish advance notice procedures with regard to stockholder proposals relating to the nomination of candidates for election as directors or new business to be brought before meetings of our stockholders. These procedures generally require advance written notice of any such proposals, containing prescribed information, to be given to our Secretary at our principal executive offices not less than 60 days or no more than 90 days prior to the meeting.

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

ITEM 2:          Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3:                  Defaults Upon Senior Securities

None

ITEM 4:                  (Removed and Reserved)

ITEM 5:                  Other Information

(a)
On November 2, 2010, we amended and restated our $105.0 million secured credit facility with First Tennessee Bank NA, as administrative agent.  The amended and restated agreement reflects the removal and replacement of a participant lender providing $22.5 million of this line's total capacity.  In addition, it reflects the conversion of the facility from a loan with participating lenders to a syndication arrangement with the lenders, with each lender providing funding directly to us.  The terms of the amended and restated facility otherwise are identical to those of the prior agreement.

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
(Authorized Officer and Principal Financial Officer)

Date:  November 9, 2010

INDEX TO EXHIBITS
Exhibit Number	Description
4.9.2*	Second Amended and Restated Certificate of Designations, dated October 14, 2010, relating to the Company’s 7.375% Series D Cumulative Redeemable Preferred Stock*
10.1.4*	Second Amended and Restated Certificate of Designation, dated October 14, 2010, of 7.375% Series D Cumulative Redeemable Preferred Units*
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends.
31.1	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a) by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(b) by the Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
CBL & Associates Properties, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2010 and 2009; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Incorporated by reference from the Company’s Current Report on Form 8-K, dated October 14, 2010, filed on October 18, 2010. Commission File No. 1-12494.
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”